Form 10-Q
period 1996-06-29
PLANTRONICS INC /CA/
filed 1996-08-14
CIK 914025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 29, 1996    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ____________________

Commission File Number 0-22764

                                PLANTRONICS, INC.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 77-0207692
- --------------------------------------  ---------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

337 Encinal Street, P.O. Box 1802
      Santa Cruz, California                                     95061-1802
- -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (408) 426-6060

              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at June 29, 1996
- ----------------------------       -------------------------------------------
Common Stock, $.01 par value                      8,224,311

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                PLANTRONICS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      JUNE 30,       MARCH 31,
                                                                                        1996           1996
                                                                                ================    ============
ASSETS
Current assets:
     Cash and cash equivalents                                                      $    23,888      $   26,787
     Accounts receivable                                                                 38,897          38,555
     Inventory                                                                           18,385          18,007
     Deferred income taxes                                                                5,094           5,094
     Other current assets                                                                 2,785           1,227
                                                                                ----------------    ------------
        Total current assets                                                             89,049          89,670

Property, plant and equipment, net                                                       16,038          13,710
Other assets                                                                              5,238           5,281
                                                                                ================    ============
                                                                                    $   110,325      $  108,661
                                                                                ================    ============
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                                                     8,030           8,384
     Accrued liabilities                                                                 22,663          20,692
     Income taxes payable                                                                13,057          12,040
                                                                                ----------------    ------------
        Total current liabilities                                                        43,750          41,116

Deferred income tax                                                                       1,081           1,081
Long-term debt                                                                           65,050          65,050
                                                                                ----------------    ------------
     Total liabilities                                                                  109,881         107,247
                                                                                ----------------    ------------
Stockholders' equity:
     Common stock; $0.01 par value, 25,000,000 shares authorized,
        8,224,311 and 8,388,956 shares issued and outstanding                                85              84
     Additional paid-in capital                                                          55,966          55,726
     Cumulative translation adjustment                                                     (891)           (891)
     Accumulated deficit                                                                (46,882)        (53,505)
                                                                                ----------------    ------------
                                                                                          8,278           1,414
     Less: Treasury stock
            (common: 216,700 shares in fiscal year 1997) at cost                         (7,834)             --
                                                                                ----------------    ------------
        Total stockholders' equity                                                          444           1,414
                                                                                ----------------    ------------
                                                                                    $   110,325      $  108,661
                                                                                ================    ============

        See Notes to Unaudited Condensed Consolidated Financial Statements.

                                PLANTRONICS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                          -------------------------------
                                                               JUNE 30,        JUNE 30,
                                                                 1996            1995
                                                          ===============  ==============
Net sales                                                     $   45,584      $   44,109
Cost of sales                                                     21,084          21,296
                                                          ---------------  --------------
    Gross profit                                                  24,500          22,813
                                                          ---------------  --------------

Operating expense:
    Research, development and engineering                          3,463           3,586
    Selling, general and administrative                            9,520           8,243
                                                          ---------------  --------------
       Total operating expenses                                   12,983          11,829
                                                          ---------------  --------------

Operating income                                                  11,517          10,984
Interest expense, including amortization
    of debt issuance costs of $132                                 1,790           1,790
Interest income and other income, net                               (308)           (123)
                                                          ---------------  --------------
Income before income taxes                                        10,035           9,317
Income tax expense                                                 3,412           3,634
                                                          ---------------  --------------
Net income attributable to holders
    of common stock                                           $    6,623      $    5,683
                                                          ===============  ==============

Net income per common share
    attributable to holders of common stock                         0.73            0.64
                                                          ===============  ==============
Shares used in per share calculations                              9,037           8,901
                                                          ===============  =============-

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                                PLANTRONICS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                -----------------------
                                                                                  JUNE 30,     JUNE 30,
                                                                                    1996         1995
                                                                               ===========  ==========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations                                                      $    6,623   $   5,683
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization of property and intangible assets                    665         495
    Other non-cash charges, net                                                        174         191
    Changes in assets and liabilities:
       Accounts receivable                                                            (357)     (2,006)
       Provision for doubtful accounts                                                  15         236
       Inventory                                                                      (378)      3,004
       Other current assets                                                         (1,558)        153
       Other assets                                                                    (89)         26
       Accounts payable                                                               (354)       (402)
       Accrued liabilities                                                           1,971         226
       Income taxes                                                                  1,017       2,347
                                                                                -----------  ----------
Cash provided by operating activities                                                7,729       9,953
                                                                                -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (2,993)       (600)
                                                                                -----------  ----------
Cash used by investing activities                                                   (2,993)       (600)
                                                                                -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                            199           8
    Purchase of treasury stock                                                      (7,834)          --

                                                                                -----------  ----------
Cash used for financing activities                                                  (7,635)          8
                                                                                -----------  ----------
Net increase (decrease) in cash and
    cash equivalents                                                                (2,899)      9,361
Cash and cash equivalents at beginning
    of period                                                                       26,787       3,360
                                                                                ===========  ==========
Cash and cash equivalents at end of period                                      $   23,888   $  12,721
                                                                                ===========  ==========
Supplemental disclosures:
    Cash paid for:
       Interest                                                                         18          13
       Income taxes                                                             $    2,383   $   1,256
                                                                                ===========  ==========

       See Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited consolidated condensed financial statements included herein have been prepared by Plantronics, Inc. ("Plantronics") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Plantronics believes the disclosures which are made, when read in conjunction with the audited fiscal 1996 financial statements, are adequate to make the information presented not misleading. As used herein, references to the "Company" mean Plantronics and its consolidated subsidiaries.

PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31st. For purposes of presentation, the Company has indicated its accounting year-end as March 31 and its first quarter-end as June 30. Plantronics' fiscal quarters ended June 30, 1996 and June 30, 1995 consisted of thirteen weeks each.

         1. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS: (in thousands)

                                                                       June 30,           March 31,
                                                                         1996                1996
                                                                   ================    ================
Inventories:
    Finished goods                                                     $6,606              $6,890
    Work in process                                                     5,807               4,631
    Purchased parts                                                     5,972               6,486
                                                                   ----------------    ----------------
                                                                      $18,385             $18,007
                                                                   ================    ================
Property, plant and equipment:
    Land                                                               $4,693              $4,693
    Buildings and improvements (useful lives: 10-40 years)              9,388               8,869
    Machinery and equipment (useful lives: 4-8 years)                  22,324              19,850
                                                                   ----------------    ----------------
                                                                       36,405              33,412
Less accumulated depreciation                                         (20,367)            (19,702)
                                                                   ----------------    ----------------
                                                                      $16,038             $13,710
                                                                   ================    ================

         2. FOREIGN CURRENCY TRANSACTIONS:

         The Company's functional currency for all operations is the U.S dollar. Accordingly, gains and losses resulting from the remeasurement of foreign subsidiaries' financial statements into U.S.dollars are included in other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income (expense). Aggregate exchange losses in the three months ended June 30, 1996 and June 30, 1995 were $.1 million in each period.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               PLANTRONICS, INC.

INTERIM RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995)

NET SALES. Net sales for the quarter ended June 30, 1996 were $45.6 million, an increase of 3% over the net sales of $44.1 million for the quarter ended June 30, 1995. Revenues in the international markets during the first quarter of fiscal 1997 grew 20% over the comparable period in fiscal 1996 as a result of increased investment and expansion during fiscal 1995 and fiscal 1996. Domestic revenues were down $0.7 million primarily as a result of the anticipated decline ($2.4 million) in headset shipments to Lucent Technologies (formerly AT&T), but which was largely offset by revenue increases in the US distributor and retail channels.

GROSS PROFIT. Gross profit for the quarter ended June 30, 1996 was $24.5 million (53.7% of net sales), compared to $22.8 million (51.7% of net sales), reflecting continuing benefit from manufacturing efficiencies and cost reduction programs.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended June 30, 1996 were $3.5 million (7.6% of net sales) compared to $3.6 million (8.1% of net sales) for the quarter ended June 30, 1995, reflecting continued significant investment in product development.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 30, 1996 were $9.5 million (20.9% of net sales) compared to $8.2 million (18.7% of net sales) for the quarter ended June 30, 1995. The increase was the result of continued increased spending in European sales and market development and increased selling costs in the US retail channel due to higher volumes.

FOREIGN CURRENCY. Through fiscal 1996, intercompany transactions between the Company and its United Kingdom subsidiary posed the greatest foreign currency risk. The Company managed this risk by timely payments of intercompany liabilities. Remaining currency risk, in the opinion of management, was not material and, accordingly, the Company did not engage in hedging transactions. Beginning in fiscal 1997, the intercompany transaction risk described above has been eliminated as a result of the restructuring of the Company's international operations. However, the Company is subject to greater remeasurement exposure to its operating results with the United Kingdom subsidiary's adoption of the U.S. dollar as its functional currency. The Company's peso transaction exposure at its manufacturing subsidiary in Tijuana, Mexico is limited mostly to payroll. In the opinion of management, the favorable effects to the Company on the devaluation of the peso in the periods reported were not material.

INCOME TAX EXPENSE. The Company's effective tax rate declined to 34% in the quarter ended June 30, 1996 from 39% in the quarter ended June 30, 1995, primarily as a result of the international restructuring which began in the fourth quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity in the quarter ended June 30, 1996 was $7.7 million of cash generated from operating activities. In the quarter ended June 30, 1995, liquidity was provided by $10.0 million from operating activities. Cash and cash equivalents increased to $23.9 million at June 30, 1996 from $12.7 million at June 30, 1995, primarily due to cash provided by operating activities. In the last quarter of fiscal 1996, the Company terminated $9.0 million of its $29.0 million revolving credit facility. The remaining $20.0 million facility includes a $4.0 million letter of credit facility. As of June 30, 1996, the Company had no cash borrowings under the revolving credit facility and $2.1 million outstanding under the letter of credit facility. According to borrowing base limitations, available borrowings under the revolving credit facility at June 30, 1996 were $16.7 million, after reductions for letter of credit obligations. The revolving credit facility is secured by accounts receivable and related assets. The terms of the credit facility contain covenants which materially limit the Company's ability to incur debt,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
PLANTRONICS, INC.

make capital expenditures and pay dividends, among other matters. These covenants may have a materially adverse effect on the Company to the extent it cannot comply with them or it must limit its ordinary course activities.

OPERATING ACTIVITIES. In the three-month period ended June 30, 1996 the Company generated $7.7 million in net cash from operating activities, primarily as a result of $6.6 million in net income and increases in accrued liabilities and income taxes payable of $2.0 million and $1.0 million, respectively, partially offset by increases in current assets of $1.6 million. Increases in both current assets and accrued liabilities were due principally to an accounting reclassification to present value added taxes receivable separately from value added taxes payable.

INVESTING ACTIVITIES. Capital expenditures were $3.0 million in the quarter ended June 30, 1996, compared to $.6 million in the quarter ended June 30, 1995. The increase in capital expenditures was primarily due to investment in a significant upgrade to the Company's business information system in the first quarter of fiscal 1997. The Company expects to invest an additional $3.0 to $4.0 million in the systems upgrade by the middle of fiscal 1998.

FINANCING ACTIVITIES. In the quarter ended June 30, 1996, the Company repurchased 216,700 shares for $7.8 million and received $0.2 million in proceeds from the exercise of stock options. The Company's financing activities during the quarter ended June 30, 1995 were limited to the receipt of less than $.1 million in stock option exercise proceeds. As of August 7, 1996, 56,947 additional shares were repurchased for $2.1 million.

The Company has Senior Notes in a principal amount of $65.1 million outstanding that bear interest, payable semiannually, at a rate of 10% per annum and mature on January 15, 2001. The Senior Notes are redeemable, at the Company's option, in whole or in part, any time after January 15, 1999. The Senior Note Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, issue preferred stock of subsidiaries, engage in transactions with affiliates, create liens, engage in mergers and consolidations, make certain asset sales or make certain investments. The Senior Note Indenture also provides that holders of the Senior Notes have the right to require the Company to repurchase their Senior Notes in the event of a "change in control" and certain various customary events of default.

The Company believes that current balances and cash provided by operations, together with available borrowing capacity under the revolving credit facility, will be sufficient to make required interest payments under the Senior Notes and to fund operations at least through fiscal 1997. Subject to the terms and conditions of the 10% Senior Note Indenture and the Company's revolving credit facility, the Company may use cash for such purposes as paying down the line of credit, repurchasing Senior Notes or acquiring complementary businesses, products or technologies.

FORWARD LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE OPERATING RESULTS

The statement in the last sentence of the paragraph captioned "Investing Activities" is a forward looking statement which involves risk and uncertainties. In addition, the Company may from time to time make oral forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of the following factors:

NEED TO SUCCESSFULLY DEVELOP NEW PRODUCTS AND MARKETS. The Company's net sales to date have been derived principally from the sale of lightweight communications headsets ("tops") and associated bases ("bottoms"). Historically, a substantial amount of the Company's sales have been made through distributors to call center users and its product development efforts have primarily been directed toward incremental enhancements of existing products. In the future, the Company intends to both enhance its existing products and to develop new products that capitalize on its core technology and expand the Company's product offerings to new user market segments. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, quality of new products and market acceptance. The Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
PLANTRONICS, INC.

has recently expanded its marketing efforts to sell lightweight headsets to the business and home office user market. Although the Company has attempted to determine the specific needs of these new market segments, there can be no assurance that the market niches identified will in fact materialize or that the Company's future products designed for these market segments will gain substantial market acceptance.

COMPETITION. As the Company develops new generations of products and enters new market segments, including the developing business and home office user segment of the market, the Company anticipates that it may face additional competition from companies which currently do not offer communication headsets. Such companies may be larger, offer broader product lines and have substantially greater financial and other resources than the Company. Such competition could negatively affect pricing and gross margins. Although the Company has historically competed very successfully in the call center segment of the market, there can be no assurance that it will be able to continue its leadership position in that segment of the market or that the Company will be able to compete successfully in new market segments.

DEMAND OF CHANGING TECHNOLOGIES. The technology of telephone headsets, both "tops" and "bottoms," has traditionally evolved slowly. Products have generally exhibited life cycles of three to five years before introduction of the next generation of products, which usually included stylistic changes and quality improvements but were based on similar technology. The Company believes that future changes in technology may come at a faster pace, particularly in the telephone, cellular telephone and computer segments of the business and home office user parts of the market. The Company's future success will be dependent in part on its ability to develop products that utilize new technologies and to introduce them to the marketplace successfully. In addition, in order to avoid product obsolescence, the Company will have to monitor technological changes in telephony, as well as users' demands for new technologies. Failure by the Company to keep pace with future technological changes could materially adversely affect the Company's revenues and operating results.

UTILIZATION OF SINGLE SOURCE SUPPLIERS. The Company's manufacturing operations primarily consist of assembly of components and subassemblies that Plantronics manufactures or purchases from a variety of sources. Although most components and subassemblies used in the Company's manufacturing operations are obtained, or are reasonably available, from numerous sources, certain of its products and components (including semicustom integrated circuits that are key components of the Company's products) are currently obtained only from single suppliers. The Company currently purchases such components on a purchase order basis and does not intend to enter into master purchase agreements with any of its single source suppliers. The Company has to date experienced only minor interruptions in the supply of these components, none of which has adversely affected its operations. However, an interruption in supply from any of the Company's single source suppliers in the future could temporarily result in the Company's inability to deliver products on a timely basis, which in turn could adversely affect its operations.

IMPORTANCE OF PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS. The Company's success will depend in part on its ability to obtain patents and preserve other intellectual property rights covering the design and operation of its products. The Company currently holds certain patents and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will issue from currently pending or future applications or that the Company's existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to the Company. The Company may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such claims could have a material adverse effect on the Company's operations.

RISK ASSOCIATED WITH FOREIGN OPERATIONS AND SALES. Approximately 26.8% of the Company's net sales in fiscal 1996 were derived from sales to foreign customers. In addition, the Company conducts approximately 94% of its headset assembly operations in Mexico and obtains components from various foreign suppliers. Manufacturing and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
PLANTRONICS, INC.

sales of the Company's products could be adversely affected by political or economic conditions in the United States or abroad, particularly in Mexico. Sales to foreign customers and purchases of materials and components from foreign suppliers are also generally subject to such risks as increased tariffs and the imposition of other trade barriers.

Although the Company generally transacts business internationally in United States currency, declines in the values of local currencies relative to the United States dollar in countries in which the Company does business could adversely affect the Company by resulting in less competitive pricing for the Company's products. The Company does not currently engage in any hedging activities to mitigate exchange rate risks and to date has not been adversely affected by fluctuating currencies. To the extend that the Company is successful in increasing its sales to foreign customers, or to the extend that the Company increases its transactions in foreign currencies, the Company's results of operations could be adversely affected by exchange rate fluctuations.

DEPENDENCE UPON SENIOR MANAGEMENT. The Company believes that it has benefited substantially from the leadership of Robert S. Cecil, the Chairman of the Board, President and Chief Executive Officer of the Company, and the other current members of senior management, and that the loss of their services could have a material adverse effect on the Company's business and future operations. Although the Company has an employment agreement with Mr. Cecil, such agreement permits him to voluntarily terminate his employment at any time. In addition, although Mr. Cecil's agreement contains a five-year non-compete covenant which takes effect upon termination of his employment, such covenants are generally not enforceable under California law.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

         01       Plantronics, Inc. 1996 Employee Stock Purchase Plan

         27       Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  PLANTRONICS, INC.
                                  ---------------------------------------------
                                  (Registrant)

August 12, 1996                   DANIEL A. GAUDREAU
- ---------------------------       ---------------------------------------------
(Date)                            (Signature)
                                  Daniel A. Gaudreau
                                  Vice President

August 12, 1996                   DANIEL A. GAUDREAU
- ---------------------------       ---------------------------------------------
(Date)                            (Signature)
                                  Daniel A. Gaudreau
                                  Vice President - Finance and Administration and Chief Financial Officer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
- --------
01   Plantronics, Inc. 1996 Employee Stock Purchase Plan
27   Financial Data Schedule