Form 10-Q/A
period 1996-06-29
PLANTRONICS INC /CA/
filed 1996-08-28
CIK 914025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                  FORM 10-Q/A

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

                               TABLE OF CONTENTS


                                                        PAGE
                                                        ----
                Part II.  Other Information

                   Item 1.  Legal Proceedings            3


                Signatures                               4

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 1996, the Company received notice from the staff of the Bureau of Competition of the Federal Trade Commission ("FTC") that the staff is conducting a non-public investigation to determine whether certain manufacturers of lightweight telephone headsets may be engaged in anticompetitive practices in violation of Section 5 of the Federal Trade Commission Act. The FTC staff has asked the Company to preserve all relevant documents pending completion of the investigation. In July 1996, the FTC staff also requested Plantronics' voluntary cooperation in submitting certain specified documents, which Plantronics intends to supply. Although the Company has not been notified that it is a particularized subject of the investigation, there can be no assurance that the Company will not become a particularized subject of the investigation, that the FTC staff or the FTC itself will not proceed to a full public investigation in this matter, or that the outcome of any public investigation will not have a material adverse effect on the Company's business or results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this first amendment to the report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  PLANTRONICS, INC.
                                  ---------------------------------------------
                                  (Registrant)

August 28, 1996                   /s/ DANIEL A. GAUDREAU
- ---------------------------       ---------------------------------------------
(Date)                            (Signature)
                                  Daniel A. Gaudreau
                                  Vice President

August 28, 1996                   /s/ DANIEL A. GAUDREAU
- ---------------------------       ---------------------------------------------
(Date)                            (Signature)
                                  Daniel A. Gaudreau
                                  Vice President - Finance and Administration
                                  and Chief Financial Officer
                                  (Principal Financial Officer)