Form 10-Q
period 1996-09-28
PLANTRONICS INC /CA/
filed 1996-11-12
CIK 914025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 28, 1996    or
                               ------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------
Commission File Number 1-12696

                                PLANTRONICS, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          77-0207692
-------------------------------------                       --------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

337 Encinal Street, P.O. Box 1802
      Santa Cruz, California                                          95061-1802
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (408) 426-6060


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at September 28, 1996
 -------------------------------         --------------------------------------
  Common Stock, $.01 par value                         8,147,335


                         Exhibit Index on Page 12 of 13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                PLANTRONICS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      SEPTEMBER 30,      MARCH 31,
                                                                          1996             1996
                                                                      =============      =========
ASSETS

Current assets:
     Cash and cash equivalents                                          $  25,670        $  26,787
     Accounts receivable                                                   38,002           38,555
     Inventory                                                             19,847           18,007
     Deferred income taxes                                                  5,094            5,094
     Other current assets                                                     815            1,227
                                                                        ---------        ---------
        Total current assets                                               89,428           89,670

Property, plant and equipment, net                                         17,211           13,710
Other assets                                                                5,014            5,281
                                                                        ---------        ---------
                                                                        $ 111,653        $ 108,661
                                                                        =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $   8,350        $   8,384
     Accrued liabilities                                                   20,491           20,692
     Income taxes payable                                                  12,691           12,040
                                                                        ---------        ---------
        Total current liabilities                                          41,532           41,116

Deferred income taxes                                                       1,081            1,081
Long-term debt                                                             65,050           65,050
                                                                        ---------        ---------
     Total liabilities                                                    107,663          107,247
                                                                        ---------        ---------
Stockholders' equity:
     Common stock; $0.01 par value, 25,000,000 shares authorized,
        8,147,335 and 8,388,956 shares issued and outstanding                  86               84
     Additional paid-in capital                                            56,539           55,726
     Cumulative translation adjustment                                       (891)            (891)
     Accumulated deficit                                                  (39,730)         (53,505)
                                                                        ---------        ---------
                                                                           16,004            1,414
     Less: Treasury stock
            (common: 327,947 shares in fiscal year 1997) at cost          (12,014)               -
                                                                        ---------        ---------
        Total stockholders' equity                                          3,990            1,414
                                                                        ---------        ---------
                                                                        $ 111,653        $ 108,661
                                                                        =========        =========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                                PLANTRONICS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        ------------------              ----------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1996            1995            1996            1995
                                                     ========        ========        ========        ========
Net sales                                            $ 47,120        $ 45,175        $ 92,704        $ 89,284
Cost of sales                                          21,787          21,622          42,871          42,918
                                                     --------        --------        --------        --------
    Gross profit                                       25,333          23,553          49,833          46,366
                                                     --------        --------        --------        --------

Operating expense:
    Research, development and engineering               3,270           3,607           6,733           7,193
    Selling, general and administrative                 9,833           8,386          19,353          16,629
                                                     --------        --------        --------        --------
       Total operating expenses                        13,103          11,993          26,086          23,822
                                                     --------        --------        --------        --------

Operating income                                       12,230          11,560          23,747          22,544
Interest expense, including amortization
    of debt issuance costs of $132, $132, $264          1,760           1,803           3,550           3,593
    and $264
Interest income and other income, net                    (366)           (468)           (674)           (591)
                                                     --------        --------        --------        --------
Income before income taxes                             10,836          10,225          20,871          19,542
Income tax expense                                      3,684           3,988           7,096           7,622
                                                     --------        --------        --------        --------
Net income attributable to holders
    of common stock                                  $  7,152        $  6,237        $ 13,775        $ 11,920
                                                     ========        ========        ========        ========

Net income per common share
    attributable to holders of common stock          $   0.81        $   0.70        $   1.54        $   1.34
                                                     ========        ========        ========        ========

Shares used in per share calculations                   8,860           8,950           8,949           8,926
                                                     ========        ========        ========        ========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                                PLANTRONICS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          SIX MONTHS     SIX MONTHS
                                                                             ENDED          ENDED
                                                                         SEPTEMBER 30,  SEPTEMBER 30,
                                                                             1996           1995
                                                                          ==========      =========

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 13,775        $ 11,920
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization of property and intangible assets          1,194           1,096
    Other non-cash charges, net                                                342             382
    Changes in assets and liabilities:
       Accounts receivable                                                     253          (4,515)
       Provision for doubtful accounts                                         300             593
       Inventory                                                            (1,840)          3,425
       Other current assets                                                    412            (243)
       Other assets                                                              3              57
       Accounts payable                                                        (34)          1,124
       Accrued liabilities                                                    (201)            271
       Income taxes                                                            651             911
                                                                          --------        --------
Cash provided by operating activities                                       14,855          15,021
                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (4,695)         (1,388)
                                                                          --------        --------
Cash used by investing activities                                           (4,695)         (1,388)
                                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                    737             168
    Purchase of treasury stock                                             (12,014)              -
                                                                          --------        --------
                                                                          --------        --------
Cash used for financing activities                                         (11,277)            168
                                                                          --------        --------

Net increase (decrease) in cash and
    cash equivalents                                                        (1,117)         13,801
Cash and cash equivalents at beginning
    of period                                                               26,787           3,360
                                                                          --------        --------
Cash and cash equivalents at end of period                                $ 25,670        $ 17,161
                                                                          ========        ========

Supplemental disclosures:
    Cash paid for:
       Interest                                                              3,281           3,297
       Income taxes                                                       $  4,047        $  6,644
                                                                          ========        ========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                                PLANTRONICS, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS


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

PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31st. For purposes of presentation, the Company has indicated its accounting year-end as March 31 and its second quarter-end as September 30. Plantronics' fiscal quarters ended September 30, 1996 and September 30, 1995 consisted of thirteen weeks each.

         1. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS: (in thousands)

                                                                        September 30,     March 31,
                                                                            1996            1996
                                                                          ========        ========
         Inventories:
             Finished goods                                               $  7,303        $  6,890
             Work in process                                                 2,382           4,631
             Purchased parts                                                10,162           6,486
                                                                          --------        --------
                                                                          $ 19,847        $ 18,007
                                                                          ========        ========




         Property, plant and equipment:
             Land                                                         $  4,693        $  4,693
             Buildings and improvements (useful lives: 10-40 years)          9,677           8,869
             Machinery and equipment (useful lives: 4-8 years)              23,737          19,850
                                                                          --------        --------
                                                                            38,107          33,412
         Less accumulated depreciation                                     (20,896)        (19,702)
                                                                          --------        --------
                                                                          $ 17,211        $ 13,710
                                                                          ========        ========

         2. FOREIGN CURRENCY TRANSACTIONS:

         The Company's functional currency for all operations is the U.S dollar. Accordingly, gains and losses resulting from the remeasurement of foreign subsidiaries' financial statements into U.S.dollars are included in other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income (expense). Aggregate exchange gains in the three months ended September 30, 1996 and September 30, 1995 were $.1 million and $.2 million, respectively. For the six months ended September 30, 1996 aggregate exchange gains equaled aggregate exchange losses and for the six months ended September 30, 1995 there were $.1 million aggregate exchange gains.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTERIM RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995)

NET SALES. Net sales for the quarter ended September 30, 1996 were $47.1 million, an increase of 4.3% over the net sales of $45.2 million for the quarter ended September 30, 1995. Revenues in the international markets during the second quarter of fiscal 1997 grew 23% over the comparable period in fiscal 1996 as a result of increased investment and expansion during fiscal 1995 and fiscal 1996.

GROSS PROFIT. Gross profit for the quarter ended September 30, 1996 was $25.3 million (53.8% of net sales), compared to $23.6 million (52.1% of net sales) for the same period in fiscal 1996, reflecting continuing benefit from manufacturing efficiencies and cost reduction programs.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended September 30, 1996 were $3.3 million (6.9% of net sales) compared to $3.6 million (8.0% of net sales) for the quarter ended September 30, 1995, due primarily to lower expenditures on project materials to support new product development in the quarter ended September 30, 1996. This reduction was, in part, a result of improvements in the purchasing and materials management processes.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 1996 were $9.8 million (20.9% of net sales) compared to $8.4 million (18.6% of net sales) for the quarter ended September 30, 1995. The increase was the result of additional staffing in domestic sales and marketing and to a lesser extent, increased expenditures in sales promotions and market research in the second quarter of fiscal 1997 compared to the same period in fiscal 1996.

INCOME TAX EXPENSE. The Company's effective tax rate declined to 34% in the quarter ended September 30, 1996 from 39% in the quarter ended September 30, 1995, primarily as a result of international restructuring begun in the fourth quarter of fiscal 1996.



INTERIM RESULTS OF OPERATIONS (SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995)

NET SALES. Net sales for the six-month period ended September 30, 1996 were $92.7 million, an increase of 3.8% over the net sales of $89.3 million for the six-month period ended September 30, 1995. International revenues for the first half of fiscal 1997 continued to increase, up $4.9 million (22.0%) over the comparable period in fiscal 1996. Domestic revenues were down $1.0 million for the first six months of fiscal 1997 primarily as a result of the anticipated decline ($2.1 million) in headset shipments to Lucent Technologies (formerly AT&T), principally due to the closing of their phone stores, offset partially by $1.1 million in increased sales through other domestic channels.

GROSS PROFIT. Gross profit for the six-month period ended September 30, 1996 was $49.8 million (53.8% of net sales), compared to $46.4 million (51.9% of net sales) for the same period in fiscal 1996, reflecting continuing benefit from manufacturing efficiencies and cost reduction programs.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the six-month period ended September 30, 1996 were $6.7 million (7.3% of net sales) compared to $7.2 million (8.0% of net sales) for the six-month period ended September 30, 1995, due primarily to lower expenditures on project materials to support new product development in the first half of fiscal 1997. This reduction was, in part, a result of improvements in the purchasing and materials management processes.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six-month period ended September 30, 1996 were $19.4 million (20.9% of net sales) compared to $16.6 million (18.6% of net sales) for the six-month period ended September 30, 1995. The increase was the result of additional staffing in domestic sales and marketing and to a lesser extent, increased expenditures on sales promotions and market research in the second half of fiscal 1997 compared to the same period in fiscal 1996.

INCOME TAX EXPENSE. The Company's effective tax rate declined to 34% in the six-month period ended September 30, 1996 from 39% in the six-month period ended September 30, 1995, primarily as a result of international restructuring begun in the fourth quarter of fiscal 1996.



FOREIGN CURRENCY Through fiscal 1996, intercompany transactions between the Company and its United Kingdom subsidiary posed the greatest foreign currency risk. The Company managed this risk by timely payments of intercompany liabilities. Remaining currency risk, in the opinion of management, was not material and, accordingly, the Company did not engage in hedging transactions. Beginning in fiscal 1997, the intercompany transaction risk described above has been eliminated as a result of the restructuring of the Company's international operations. However, the Company is subject to greater remeasurement exposure to its operating results with the United Kingdom subsidiary's adoption of the U.S. dollar as its functional currency. The Company's peso transaction exposure at its manufacturing subsidiary in Tijuana, Mexico is limited principally to payroll expenditures. In the opinion of management, the favorable effects to the Company from the devaluation of the peso in the periods reported were not material.



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity in the six-month period ended September 30, 1996 was $14.9 million of cash generated from operating activities. In the six-month period ended September 30, 1995, liquidity was principally provided by $15.0 million of cash generated from operating activities. Cash and cash equivalents increased to $25.7 million at September 30, 1996 from $17.2 million at September 30, 1995, primarily due to cash provided by operating activities in the second half of fiscal 1996. In the last quarter of fiscal 1996, the Company terminated $9.0 million of its $29.0 million revolving credit facility. The remaining $20.0 million facility includes a $4.0 million letter of credit facility. As of September 30, 1996, the Company had no cash borrowings under the revolving credit facility and $2.7 million outstanding under the letter of credit facility. According to borrowing base limitations, available borrowings under the revolving credit facility at September 30, 1996 were $16.1 million, after reductions for letter of credit obligations. The revolving credit facility is secured by accounts receivable and related assets. The terms of the credit facility contain covenants which materially limit the Company's ability to incur debt, make capital expenditures and pay dividends, among other matters. These covenants may have a materially adverse effect on the Company to the extent it cannot comply with them or it must limit its ordinary course activities.

OPERATING ACTIVITIES. In the six-month period ended September 30, 1996 the Company generated $14.9 million in net cash from operating activities, primarily as a result of $13.8 million in net income after depreciation of $1.2 million and partially offset by an increase in inventory of $1.8 million. The $1.8 million increase was primarily due to new product inventory.

INVESTING ACTIVITIES. Capital expenditures were $4.7 million in the six-month period ended September 30, 1996, compared to $1.4 million in the six-month period ended September 30, 1995. The increase in capital expenditures was primarily due to investment in a significant upgrade to the Company's business information system in the first half of fiscal 1997. The Company expects to invest an additional $2.0 to $3.0 million in the systems upgrade by the middle of fiscal 1998.

FINANCING ACTIVITIES. In the six-month period ended September 30, 1996, the Company repurchased 327,947 shares of its Common Stock for $12.0 million and received $0.7 million in proceeds from the exercise of stock options. The Company's financing activities during the six-month period ended September 30, 1995 were limited to the receipt of $.2 million in stock option exercise proceeds. During the period October 1, 1996 through November 7, 1996, 18,266 shares were repurchased for $0.7 million.

The Company has Senior Notes in a principal amount of $65.1 million outstanding that bear interest, payable semiannually, at a rate of 10% per annum and mature on January 15, 2001. The Senior Notes are redeemable, at the Company's option, in whole or in part, any time after January 15, 1999. The Senior Note Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, issue preferred stock of subsidiaries, engage in transactions with affiliates, create liens, engage in mergers and consolidations, make certain asset sales or make certain investments. The Senior Note Indenture also provides that holders of the Senior Notes have the right to require the Company to repurchase the Senior Notes in the event of a "change in control" and certain various customary events of default.

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

NEED TO SUCCESSFULLY DEVELOP NEW PRODUCTS AND MARKETS. The Company's net sales to date have been derived principally from the sale of lightweight communications headsets ("tops") and associated bases ("bottoms"). Historically, a substantial amount of the Company's sales have been made through distributors to call center users and its product development efforts have primarily been directed toward incremental enhancements of existing products. In the future, the Company intends to both enhance its existing products and to develop new products that capitalize on its core technology and expand the Company's product offerings to new user market segments. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, quality of new products and market acceptance. The Company has recently expanded its marketing efforts to sell lightweight headsets to the business and home office user market. Although the Company has attempted to determine the specific needs of these new market segments, there can be no assurance that the market niches identified will in fact materialize or that the Company's future products designed for these market segments will gain substantial market acceptance.

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

RISK ASSOCIATED WITH FOREIGN OPERATIONS AND SALES. Approximately 26.8% of the Company's net sales in fiscal 1996 were derived from sales to foreign customers. In addition, the Company conducts approximately 94% of its headset assembly operations and obtains components from various foreign suppliers. Manufacturing and sales of the Company's products could be adversely affected by political or economic conditions in the United States or abroad, particularly in Mexico. Sales to foreign customers and purchases of materials and components from foreign suppliers are also generally subject to such risks as increased tariffs and the imposition of other trade barriers.

Although the Company generally transacts business internationally in United States currency, declines in the values of local currencies relative to the United States dollar in countries in which the Company does business could adversely affect the Company by resulting in less competitive pricing for the Company's products. The Company does not currently engage in any hedging activities to mitigate exchange rate risks and to date has not been adversely affected by fluctuating currencies. To the extent that the Company is successful in increasing its sales to foreign customers, or to the extent that the Company increases its transactions in foreign currencies, the Company's results of operations could be adversely affected by exchange rate fluctuations.

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

                           PART II. OTHER INFORMATION


ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The 1996 Annual Meeting of Stockholders of Plantronics, Inc. (the "Company") was held at the offices of Plantronics, Ltd., Interface Business Park, Bincknoll Lane, Wootton Bassett, Wiltshire, SN4 8QQ, United Kingdom on August 6, 1996 at 2:00 p.m. (the "Annual Meeting").

(b) At the Annual Meeting, the following seven individuals were elected to the Company's Board of Directors, constituting all members of the Board of Directors:

                                             VOTES                       WITHHELD                   BROKER
NOMINEE                                     CAST FOR                    OR AGAINST                 NON-VOTES
-------                                     --------                    ----------                 ---------
         Richard D. Banziger                7,260,780                      31,660                     -0-
         Robert S. Cecil                    7,260,880                      31,560                     -0-
         M. Saleem Muqaddam                 7,260,380                      32,060                     -0-
         John Mowbray O'Mara                7,260,880                      31,560                     -0-
         Trude C. Taylor                    7,260,880                      31,560                     -0-
         J. Sidney Webb                     7,260,880                      31,560                     -0-
         David A. Wegmann                   7,260,880                      31,560                     -0-


(c) The following additional proposals were considered at the Annual Meeting and were approved by the vote of the Stockholders, in accordance with the tabulation shown below.

         (1) Ratification and approval of the adoption of the 1996 Employee Stock Purchase Plan.

                  VOTES CAST FOR            AGAINST                ABSTENTIONS       BROKER NON-VOTES
                  --------------            -------                -----------       ----------------
                       6,441,009               8,966                 2,500               839,965

         (2) Ratification and approval of a 490,000 share increase in the Common Stock issuable under the 1993 Stock Option Plan.

                  VOTES CAST FOR            AGAINST                ABSTENTIONS       BROKER NON-VOTES
                  --------------            -------                -----------       ----------------
                       5,260,642           1,168,501                 5,100               858,197

         (3) Ratification and approval of a 10,000 share increase in the Common Stock issuable under the 1993 Directors' Stock Option Plan.

                  VOTES CAST FOR            AGAINST                ABSTENTIONS       BROKER NON-VOTES
                  --------------            -------                -----------       ----------------
                       6,012,301             442,474                 5,200               832,465

         (4) Ratification of the appointment of Price Waterhouse LLP as independent public accountants of the Company for the fiscal year ending March 29, 1997.

                  VOTES CAST FOR            AGAINST                ABSTENTIONS
                  --------------            -------                -----------
                       7,289,571               2,300                   569

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

         27 Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended September 28, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  PLANTRONICS, INC.
                                  ----------------------------------------------
                                  (Registrant)



November 12, 1996                 /s/ DANIEL A. GAUDREAU
------------------------          ----------------------------------------------
(Date)                            (Signature)

                                  Daniel A. Gaudreau
                                  Vice President




November 12, 1996                 /s/ DANIEL A. GAUDREAU
------------------------          ----------------------------------------------
(Date)                            (Signature)

                                  Daniel A. Gaudreau
                                  Vice President - Finance and Administration and Chief Financial Officer
                                  (Principal Financial Officer)

                                 EXHIBIT INDEX


                                                         Page in
                                                       Sequential
      Exhibit                                           Numbering
       Number                                            System

         27             Financial Data Schedule            13