Form 10-Q
period 1996-12-28
PLANTRONICS INC /CA/
filed 1997-02-06
CIK 914025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

================================================================================

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    December 28, 1996    or
                               -----------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number 1-12696

                                PLANTRONICS, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    77-0207692
-------------------------------------         ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

337 Encinal Street, P.O. Box 1802
      Santa Cruz, California                              95061-1802
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at December 28, 1996
---------------------------------------   --------------------------------------
     Common Stock, $.01 par value                      8,127,919

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PLANTRONICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,      MARCH 31,
                                                                           1996            1996
                                                                        =========        =========
ASSETS

Current assets:
     Cash and cash equivalents                                          $  35,732        $  26,787
     Accounts receivable                                                   37,080           38,555
     Inventory                                                             20,401           18,007
     Deferred income taxes                                                  5,094            5,094
     Other current assets                                                   1,012            1,227
                                                                        ---------        ---------
        Total current assets                                               99,319           89,670

Property, plant and equipment, net                                         18,002           13,710
Other assets                                                                5,074            5,281
                                                                        ---------        ---------
                                                                        $ 122,395        $ 108,661
                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $   8,776        $   8,384
     Accrued liabilities                                                   22,538           20,692
     Income taxes payable                                                  13,876           12,040
                                                                        ---------        ---------
        Total current liabilities                                          45,190           41,116

Deferred income taxes                                                       1,081            1,081
Long-term debt                                                             65,050           65,050
                                                                        ---------        ---------
     Total liabilities                                                    111,321          107,247
                                                                        ---------        ---------
Stockholders' equity:
     Common stock; $0.01 par value, 25,000,000 shares authorized,
        8,127,919 and 8,388,956 shares issued and outstanding                  85               84
     Additional paid-in capital                                            56,640           55,726
     Cumulative translation adjustment                                       (891)            (891)
     Accumulated deficit                                                  (31,887)         (53,505)
                                                                        ---------        ---------
                                                                           23,947            1,414
     Less: Treasury stock
            (common: 350,613 shares in fiscal year 1997) at cost          (12,873)              --
                                                                        ---------        ---------
        Total stockholders' equity                                         11,074            1,414
                                                                        ---------        ---------
                                                                        $ 122,395        $ 108,661
                                                                        =========        =========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

PLANTRONICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                        1996             1995             1996              1995
                                                      =========        =========        =========        =========
Net sales                                             $  50,309        $  46,565        $ 143,014        $ 135,849
Cost of sales                                            23,548           21,978           66,420           64,896
                                                      ---------        ---------        ---------        ---------
     Gross profit                                        26,761           24,587           76,594           70,953
                                                      ---------        ---------        ---------        ---------

Operating expense:
     Research, development and engineering                3,637            3,274           10,370           10,467
     Selling, general and administrative                 10,020            9,026           29,373           25,655
                                                      ---------        ---------        ---------        ---------
         Total operating expenses                        13,657           12,300           39,743           36,122
                                                      ---------        ---------        ---------        ---------

Operating income                                         13,104           12,287           36,851           34,831
Interest expense, including amortization
     of debt issuance costs of $132, $132, $396           1,763            1,784            5,314            5,377
     and $396
Interest and other income, net                             (542)            (491)          (1,218)          (1,082)
                                                      ---------        ---------        ---------        ---------
Income before income taxes                               11,883           10,994           32,755           30,536
Income tax expense                                        4,040            4,287           11,137           11,909
                                                      ---------        ---------        ---------        ---------

Net income                                            $   7,843        $   6,707        $  21,618        $  18,627
                                                      =========        =========        =========        =========

Net income per share                                  $    0.89        $    0.74        $    2.43        $    2.08
                                                      =========        =========        =========        =========

Shares used in net income per share calculation           8,820            9,037            8,905            8,963
                                                      =========        =========        =========        =========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                               PLANTRONICS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                              NINE MONTHS     NINE MONTHS
                                                 ENDED           ENDED
                                              DECEMBER 31,    DECEMBER 31,
                                                  1996           1995
                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $ 21,618        $ 18,627
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                    2,129           1,706
  Gain on sale of property and equipment             (10)             -
  Other non-cash charges, net                        507             569
  Changes in assets and liabilities:
    Accounts receivable                            1,309          (8,372)
    Provision for doubtful accounts                  166             651
    Inventory                                     (2,394)          1,219
    Other current assets                             215            (287)
    Other assets                                    (189)            564
    Accounts payable                                 392           3,087
    Accrued liabilities                            1,846           2,795
    Income taxes payable                           1,836             601
                                                --------        --------
Cash provided by operating activities             27,425          21,160
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (6,426)         (2,387)
  Proceeds from sale of property
    and equipment                                     15              -
                                                --------        --------
Cash used for investing activities                (6,411)         (2,387)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options            804             585
  Purchase of treasury stock                     (12,873)             -
                                                --------        --------
Cash (used for) provided by financing
  activities                                     (12,069)            585
                                                --------        --------

Net increase in cash and
  cash equivalents                                 8,945          19,358
Cash and cash equivalents at
  beginning of period                             26,787           3,360
                                                --------        --------
Cash and cash equivalents at end of period      $ 35,732        $ 22,718
                                                ========        ========

Supplemental disclosures:
  Cash paid for:
    Interest                                    $  3,304        $  3,329
    Income taxes                                $  9,332        $ 11,169


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

PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31st. For purposes of presentation, the Company has indicated its accounting year-end as March 31 and its third quarter-end as December 31. Plantronics' fiscal quarters ended December 31, 1996 and 1995 each consisted of thirteen weeks each.

         1. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS: (in thousands)

                                                                December 31,     March 31,
                                                                   1996            1996
                                                                 --------        --------
Inventories:
    Finished goods                                               $ 11,399        $  6,890
    Work in process                                                 1,926           4,631
    Purchased parts                                                 7,076           6,486
                                                                 --------        --------
                                                                 $ 20,401        $ 18,007
                                                                 ========        ========


Property, plant and equipment:
    Land                                                         $  4,693        $  4,693
    Buildings and improvements (useful lives: 10-40 years)         10,008           8,869
    Machinery and equipment (useful lives: 4-8 years)              23,800          19,850
                                                                 --------        --------
                                                                   38,501          33,412
Less accumulated depreciation                                     (20,499)        (19,702)
                                                                 --------        --------
                                                                 $ 18,002        $ 13,710
                                                                 ========        ========

         2. FOREIGN CURRENCY TRANSACTIONS:

         The Company's functional currency for all operations is the U.S dollar. Accordingly, gains and losses resulting from the remeasurement of foreign subsidiaries' financial statements into U.S. dollars are included in other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income (expense). Aggregate exchange gains in the three months ended December 31, 1996 and December 31, 1995 were $0.2 million in each period. Aggregate exchange gains for the nine months ended December 31, 1996 and December 31, 1995 were $0.2 million and $0.3 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net revenue.

                                                             Three Months Ended
                                                         December 31,  December 31,
                                                         --------------------------
                                                             1996          1995
                                                            -----         -----
          Net sales                                         100.0%        100.0%
          Cost of sales                                      46.8          47.2
                                                            -----         -----
                Gross profit                                 53.2          52.8
          Research and development                            7.2           7.0
          Selling, general and                               19.9          19.4
          administrative
                                                            -----         -----
          Operating income                                   26.0          26.4
          Other (income) expense                              2.4           2.8
                                                            -----         -----
          Income before income taxes                         23.6          23.6
          Income tax expense                                  8.0           9.2
                                                            -----         -----
          Net income                                         15.6%         14.4%
                                                            =====         =====

NET SALES. Net sales for the quarter ended December 31, 1996 were $50.3 million, an increase of $3.7 million or 8.0% over net sales of $46.6 million for the quarter ended December 31, 1995. For the nine months ended December 31, 1996 net sales were $143.0 million, an increase of $7.2 million or 5.3% over the comparable period in fiscal 1996. Net international revenues for the first nine months of fiscal 1997 continued to grow, up $8.6 million or 25.0% over the comparable period in fiscal 1996. Domestic revenues were down $0.6 million for the first nine months of fiscal 1997 primarily as a result of the anticipated decline of $2.3 million in headset shipments to Lucent Technologies (formerly AT&T), principally due to the closing of their phone stores, offset partially by $1.7 million in increased sales through other domestic channels.

GROSS PROFIT. Gross profit for the quarter ended December 31, 1996 was $26.8 million (53.2% of net sales), compared to $24.6 million (52.8% of net sales) for the same period in fiscal 1996. Gross profit for the nine-month period ended December 31, 1996 was $76.6 million (53.6% of net sales), compared to $71.0 million (52.2% of net sales) for the same period in fiscal 1996. The favorable increases in gross margin percentage were due to increased manufacturing efficiencies resulting from improved processes and continued consolidation of manufacturing operations to the Mexican plant. In the future, margins may decrease somewhat as a result of a shift in product mix toward new, lower margin products.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended December 31, 1996 were $3.6 million compared to $3.3 million for the quarter ended December 31, 1995. This increase was primarily due to increased staffing, project materials and other costs related to new product development. Research, development and engineering expenses were relatively unchanged at $10.4 million for the nine-month period ended December 31, 1996 compared to $10.5 million for the nine-month period ended December 31, 1995.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended December 31, 1996 were $10.0 million compared to $9.0 million for the quarter ended December 31, 1995. Selling, general and administrative expenses for the nine-month period ended December 31, 1996 were $29.4 million compared to

$25.7 million for the nine-month period ended December 31, 1995. The increases were the result of additional staffing in sales and marketing worldwide and increased spending on international marketing programs.

INCOME TAX EXPENSE. The Company has been providing for income taxes at an effective tax rate of 34% during fiscal 1997, representing a decrease from the effective tax rate of 39% provided in fiscal 1996. This decrease is due primarily to international restructuring begun in the fourth quarter of fiscal 1996.



FOREIGN CURRENCY. Through fiscal 1996, intercompany transactions between the Company and its United Kingdom subsidiary posed the greatest foreign currency risk. The Company managed this risk by timely payments of intercompany liabilities and receivables. Remaining currency risk, in the opinion of management, was not material and, accordingly, the Company did not engage in hedging transactions. Beginning in fiscal 1997, the intercompany transaction risk described above has been eliminated as a result of the restructuring of the Company's international operations. However, the Company is subject to greater remeasurement exposure to its operating income as a result of the United Kingdom subsidiary's adoption of the U.S. dollar as its functional currency. The Company's Mexican peso transaction exposure at its manufacturing subsidiary in Tijuana, Mexico is limited principally to payroll expenditures. In the opinion of management, favorable and unfavorable effects to the Company from currency fluctuations in the periods reported were not material.



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity in the nine-month period ended December 31, 1996 was $27.4 million of cash generated from operating activities. In the nine-month period ended December 31, 1995, liquidity was principally provided by $21.2 million of cash generated from operating activities. Cash and cash equivalents increased to $35.7 million at December 31, 1996 from $22.7 million at December 31, 1995, primarily due to cash provided by operating activities. The Company also has a $20.0 million facility which includes a $4.0 million letter of credit facility. As of December 31, 1996, the Company had no cash borrowings under the revolving credit facility and $3.0 million outstanding under the letter of credit facility. According to borrowing base limitations, available borrowings under the revolving credit facility at December 3, 1996 were $15.8 million, after reductions for letter of credit obligations. The revolving credit facility is secured by accounts receivable and related assets. The terms of the credit facility contain covenants which materially limit the Company's ability to incur debt, make capital expenditures and pay dividends, among other matters. These covenants may have a materially adverse effect on the Company to the extent it cannot comply with them or it must limit its ordinary course activities. The revolving credit facility expires by its terms on February 19, 1997. The Company is currently negotiating the terms of a new credit facility and expects that such facility will be in place prior to expiration of the existing facility.

OPERATING ACTIVITIES. In the nine-month period ended December 31, 1996 the Company generated $27.4 million in net cash from operating activities, primarily as a result of $21.6 million in net income after depreciation of $2.1 million and an increase in accrued liabilities and taxes payable of $1.8 million each, partially offset by an increase in inventory of $2.4 million. Inventory increased to better service European customer demand and due to new products.

INVESTING ACTIVITIES. Capital expenditures were $6.4 million in the nine-month period ended December 31, 1996, compared to $2.4 million in the nine-month period ended December 31, 1995. The increase in capital expenditures was primarily due to investment in a significant upgrade to the Company's business information system in the first three quarters of fiscal 1997. The Company expects to invest an additional $2.0 to $3.0 million in the systems upgrade by the middle of fiscal 1998.

FINANCING ACTIVITIES. In the nine-month period ended December 31, 1996, the Company repurchased 350,613 shares of its Common Stock for $12.9 million and received $0.8 million in proceeds from the exercise of stock options. The Company's financing activities during the nine-month period ended December 31, 1995 were limited to the receipt of $0.6 million in stock option exercise proceeds.

The Company has Senior Notes in a principal amount of $65.1 million outstanding that bear interest, payable semiannually, at a rate of 10% per annum and mature on January 15, 2001. The Senior Notes are redeemable, at the Company's option, in whole or in part, any time after January 15, 1999. The Senior Note Indenture contains certain covenants that, among other things, materially limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, issue preferred stock of subsidiaries, engage in transactions with affiliates, create liens, engage in mergers and consolidations, make certain asset sales or make certain investments. The Senior Note Indenture also provides that holders of the Senior Notes have the right to require the Company to repurchase the Senior Notes in the event of a "change in control" and certain various defined events of default.

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



FORWARD LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE OPERATING RESULTS

The statements in the last sentences of the paragraphs captioned "Gross Profit" and "Investing Activities" and the first sentence in the paragraph above are forward looking statements which involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of the following factors:

NEED TO SUCCESSFULLY DEVELOP NEW PRODUCTS AND MARKETS. The Company's net sales to date have been derived principally from the sale of lightweight communications headsets ("tops") and associated telephone adaptor bases ("bottoms"). Historically, a substantial amount of the Company's sales have been made through distributors to call center users and its product development efforts have primarily been directed toward incremental enhancements of existing products. In the future, the Company intends to both continue enhancement of its existing products and develop new products that capitalize on its core technology and thus expand the Company's product offerings to new user market segments. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, quality of new products and market acceptance. The Company has recently expanded its marketing efforts to sell lightweight headsets to the business, computer, mobile and home office user market segments. Although the Company has attempted to determine the specific needs of these new market segments, there can be no assurance that the market niches identified will in fact materialize or that the Company's future products designed for these market segments will gain substantial market acceptance.

COMPETITION. As the Company develops new generations of products and enters new market segments, including the developing business, computer, mobile and home office user segments of the market, the Company anticipates that it may face additional competition from companies which currently do not offer communication headsets. Such companies may be larger, offer broader product lines and have substantially greater financial and other resources than the Company. Such competition could negatively affect pricing and gross margins. Although the Company has historically competed very successfully in the call center segment of the market, there can be no assurance that it will be able to continue its leadership position in that segment of the market or that the Company will be able to compete successfully in the previously defined new market segments.

DEMAND OF CHANGING TECHNOLOGIES. The technology of telephone headsets, both "tops" and "bottoms," has traditionally evolved slowly. Products have traditionally exhibited life cycles of three to five years before introduction of the next generation of products. Next generation products usually included stylistic changes and quality improvements but were based on similar technology. The Company believes that future changes in technology may come at a faster pace, particularly in the telephone, cellular telephone and computer uses in the business and home office user segments of the market. In addition, in order to avoid product obsolescence, the Company will have to monitor technological changes in telephony and computer technologies, as well as users' demands for new technologies. The Company's future success will be dependent in part on its ability to successfully develop products that utilize new technologies and introduce them to the marketplace. Failure by the Company to keep pace with future technological changes could materially adversely affect the Company's revenues and operating results.

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

RISK ASSOCIATED WITH FOREIGN OPERATIONS AND SALES. Approximately 30.0% of the Company's net sales in the first nine months of fiscal 1997 and 26.8% of the Company's net sales in fiscal 1996 were derived from sales to foreign customers. In addition, the Company conducts substantially all of its headset assembly operations outside the United States and obtains components from various foreign suppliers. Manufacturing and sales of the Company's products could be adversely affected by political or economic conditions in the United States or abroad, particularly in Mexico. Sales to foreign customers and purchases of materials and components from foreign suppliers are also generally subject to such risks as increased tariffs and the imposition of other trade barriers.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibit is filed as part of this Quarterly Report on Form 10-Q.


Exhibit
Number        Description
-------       -----------
  27     Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended December 28, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   PLANTRONICS, INC.
                                   --------------------------------------------
                                   (Registrant)


January 31, 1997                   /s/ DANIEL A. GAUDREAU
----------------------------       --------------------------------------------
(Date)                             (Signature)

                                   Daniel A. Gaudreau
                                   Vice President


January 31, 1997                   /s/ DANIEL A. GAUDREAU
----------------------------       --------------------------------------------
(Date)                             (Signature)

                                   Daniel A. Gaudreau
                                   Vice President - Finance and Administration and Chief Financial Officer
                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

                                                                      PAGE IN
                                                                      SEQUENTIAL
EXHIBIT                                                               NUMBERING
NUMBER                                                                SYSTEM
----------                                                            ----------

27   Financial Data Schedule.........................................      13