Form 10-K405
period 1997-03-29
PLANTRONICS INC /CA/
filed 1997-06-27
CIK 914025

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 29, 1997 OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-12696

                               PLANTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0207692
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
      337 ENCINAL STREET, P.O. BOX 1802
            SANTA CRUZ, CALIFORNIA                              95061-1802
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (408) 426-6060

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
         COMMON STOCK, $.01 PAR VALUE                    NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K.     [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $45 3/8 for shares of the registrant's Common Stock on June 3, 1997 as reported by the New York Stock Exchange, was approximately $229,187,854.50. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the registrant to own more than five percent of the registrant's voting securities (other than such persons of whom the Company became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of June 3, 1997:     8,203,224.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K: (1) portions of registrant's annual report to security holders for the fiscal year ended March 29, 1997 (Parts I, II and IV) and (2) portions of registrant's proxy statement for its annual meeting of stockholders to be held on July 30, 1997 (Part III).

================================================================================

                               PLANTRONICS, INC.

                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
      Item 1.  Business................................................................    1
      Item 2.  Properties..............................................................    9
      Item 3.  Legal Proceedings.......................................................    9
      Item 4.  Submission of Matters to a Vote of Security-Holders.....................    9

PART II
      Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters....   10
      Item 6.  Selected Financial Data.................................................   10
      Item 7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations...........................................................   10
      Item 8.  Financial Statements and Supplementary Data.............................   10
      Item 9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure....................................................   10

PART III
     Item 10.  Directors and Executive Officers of the Registrant......................   11
     Item 11.  Executive Compensation..................................................   11
     Item 12.  Security Ownership of Certain Beneficial Owners and Management..........   11
     Item 13.  Certain Relationships and Related Transactions..........................   11

PART IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........   12

                            ------------------------

Supra, StarSet, Mirage, Clarity and SoundGuard are registered trademarks of Plantronics, Inc. AirSet, Personal Paging System, FreeHand, CAT-72, Supra NC, StarSet NC, Mirage NC, Encore, TriStar, Sound-Guard Plus, CT-460, CLA132, CHS132, Headset Switcher and Starbase are trademarks of Plantronics, Inc.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Plantronics, Inc. (the "Company" or "Registrant") is a leading designer, manufacturer and marketer of lightweight communication headsets and headset accessories and services. In addition, the Company manufactures and markets specialty telephone products, such as amplified telephone handsets and specialty telephones for hearing-impaired users, and noise-canceling handsets for use in high-noise environments.

     The Company's headsets, which can be worn over the head or on either ear, are recognized in the industry for their safety, quality and reliability. The Company has well-developed distribution channels in North America and Europe, where growth of telemarketing activities and deregulation of the telephone companies have led to more widespread use of telephone headsets. The Company's headsets are also becoming more widely used in the Middle East, Africa, Australia, the Far East and Latin America.

     The Company's headset products are used worldwide by call center users, such as telemarketing personnel, reservation agents, telephone operators and air traffic controllers, whose occupations involve the constant use of a telephone or communications console. In North America and Europe, the number of call center users has grown significantly over the last 10 years. The use of headsets by call center users has become an industry standard. While the Company believes that the number of call center users in these geographic markets will continue to grow, it expects that the primary source of future sales growth in such markets will result from repeat sales to existing customers, including the replacement of products presently in use with new and improved products.

     The Company believes that the demand for headsets in the rest of the world offers more significant growth opportunities for the Company. To date, the Company's most significant penetration of foreign market segments has been the call center user market segment in Europe. The potential for growth in the foreign market segments is the result of such developments as the rapid expansion of the telecommunications infrastructure and increasing worldwide use of telemarketing techniques.

     The Company also sells headsets in the business and home office user market segment, which the Company has identified as an area of long-term growth potential. Users in this market segment consist of business executives, agents, brokers, lawyers, accountants, home office business people and other professionals whose occupations may require intensive (but not constant) use of a telephone. The business and home office user market segment can be divided into users who attach their headsets to telephones, cellular telephones or to computers. The use of headsets for mobile communications and as computer peripherals is a significant growth area for headset sales. Potential applications in this market segment include mobile communications, personal computer conferencing, computer telephony integration ("CTI"), voice recognition and multimedia applications.

     The Company sells its headsets to a broad and diverse group of end-user customers worldwide, including regional telephone operating companies, operators of private telephone networks, and governmental agencies. The Company distributes its products through large electronics wholesalers, specialized headset distributors, directly to original equipment manufacturers ("OEMs"), and through retail channels, such as office supply and consumer electronics stores, mail order catalogs, warehouse clubs and office supply distributors.

PRODUCTS

     The Company's product line consists of communication headsets, headset accessories and services, and specialty telephone products. None of the Company's products or business is considered seasonal.

     HEADSETS

     Communication headsets allow users who must perform other tasks while using a telephone to work more effectively, efficiently and comfortably than with a telephone handset, while providing greater communications clarity and security than a speaker phone.

     Headsets consist of two distinct units. The "top," which is the portion that the user wears and which is comprised of the receiver capsule and voice tube, and the "bottom," or adapter which interfaces with the telephone or other equipment. Both units are currently required in most applications. In some circumstances, however, the interface is built into the telephone, computer or other equipment with which the headset is being used, allowing use of the "top" alone.

     There are four basic headset "top" styles:

     - Headsets that rest in the outer portion of the ear. The FreeHand headset, introduced during fiscal year 1995, offers a functional and lightweight design that allows it to be easily and quickly placed on or removed from its position in the outer portion of the ear with one hand. Its adjustable microphone boom may be rotated for optimum transmit performance. The CAT-72 miniature headset, introduced during fiscal year 1994 for use with personal computers, is lightweight, unobtrusive and different in appearance from other models with its small solid shape containing both a receiver and a microphone without a separate voice tube. It is the Company's smallest headset, weighing less than 6 grams and measuring only 2-1/2 inches in length.

     - Over-the-head headsets with ear cushions. The Supra headset is an over-the-head model available with sound reception in one or both ears, and the unit's dual ear cushions help block out background noise. The Company introduced a new product in this category in fiscal year 1996, the Encore headset, with a design developed from data in the Company's human factors database. The Encore headset features all of the qualities of the Supra headset, plus user-controllable tone adjustment.

     - Behind-the-ear headsets with an ear tip. The StarSet headset is the distinctive Plantronics headset that uses a small capsule that fits behind and in the outer portion of the ear. Sound is delivered to the ear by an acoustic ear tip. The headset is extremely lightweight, requiring no headband, and the ear tip's acoustic coupling provides exceptional sound quality. The TriStar headset, the industry's lightest commercial headset, was introduced during fiscal year 1996. This product features maximum user adjustments for excellent stability, comfort and sound quality.

     - Behind-the-ear headsets with a receiver that rests on either ear. The Mirage headset uses a miniaturized behind-the-ear capsule. Attached to it is a small disc-shaped receiver that rotates to fit against either ear. The receiver rests gently on the ear, not in it.

     All basic telephone-based headset tops are designed for use with the multitude of different phone systems currently available. Basic models offer features such as user volume control, a mute switch and quick-disconnect, which allows users to leave the phone without removing their headsets or disconnecting the line. Supra NC, StarSet NC, Mirage NC, TriStar NC and Encore NC headset tops are special versions of the Supra, StarSet, Mirage, TriStar and Encore headsets featuring boom-mounted noise-canceling microphones instead of voice tubes.

     The Company's Vista headset bottoms feature a universal modular adapter and interchangeable headset tops. The universal adapter eliminates compatibility problems with almost all telephones and incorporates the SoundGuard Plus system, which provides volume control for improved audio comfort and clarity. The interchangeability feature of the Vista product allows a user to connect any one of the available Plantronics headset tops to any telephone or console equipped with the Vista adapter or the Company's Starbase headset telephone.

     In fiscal year 1997, the Company introduced a new bottom or adapter called the Headset Switcher adapter for use with a telephone and a computer equipped with a soundcard. The Headset Switcher allows the user to switch back and forth from the telephone and computer audio applications by simply flipping a switch.

     In addition to its traditional corded products, the Company introduced during fiscal year 1996 the CT-460, a cordless headset telephone aimed at the home office market segment. This product is comprised of a headset and remote transceiver/dial pack, and a base unit which plugs into a wall jack. The product is sold principally through retail channels. In fiscal year 1997 the Company introduced the CHS132 and CLA132 products specifically designed for the mobile telephone market segment. The CHS132 is a lightweight corded headset which is designed to be used with some of the largest mobile telephone manufacturers' products which incorporate a telephone headset port. The CLA132 is a CHS132 product with a cigarette lighter adapter which allows a headset to be used with mobile telephones which do not have a telephone headset port.

     HEADSET ACCESSORIES AND SERVICES

     The Company offers a complete line of headset accessories, including voice tubes, ear cushions, ear tips and background noise suppressors. The Company's Service Center provides customers with a sophisticated service and refurbishment program including headset repair and remanufacturing.

     SPECIALTY TELEPHONE PRODUCTS

     The Company's Walker Equipment Division (the "Walker Division") is a designer and distributor of specialty telephone products. Specialty telephone products sold under the Walker Division name include amplified handsets, amplified telephones and telephone amplifier accessories for the hearing-impaired user. The Walker Division Clarity telephone is a full-featured single-line telephone designed for hearing-impaired users and was redesigned in fiscal year 1996. It features volume control circuitry, oversized buttons, a ringer volume control and a light that flashes when the phone rings. In addition, the Walker Division sells special noise-canceling handsets for high-noise environments, as well as for entry and elevator phones. The Walker Division also offers a device that will amplify the receive volume of conventional handsets and recently introduced a portable version of that product. The Walker Division products are currently distributed through the same commercial and retail distribution channels as the Company's products.

     In fiscal year 1997, the Walker Division introduced a new product for home use, the Personal Paging System. This is a personal notification system that alerts people to important sounds, such as the telephone, doorbell or crying baby, when the remote unit vibrates to alert the individual.

     In Europe, where modular telephone handsets are not currently the norm, the Company developed the Starbase headset telephone, which is a full-featured single-line telephone to which nearly all of the Company's headsets may be attached. This product enables many more businesses to use headsets for non-operator functions.

     In addition, the specialty telephone products operation provides headsets for special applications that are not served by the Company's standard product lines.

PRODUCT DEVELOPMENT

     Since the introduction of the original lightweight headset in 1962, the user has been the primary focus of the Company's design efforts. The Company's concern for "human engineering" and its efforts to "design-in" comfort and safety have resulted in such product innovations as a behind-the-ear capsule (containing both microphone and receiver) designed to fit all users comfortably and the SoundGuard Plus system, which provides volume control and improved audio comfort and quality.

     The Company has a number of product development programs currently underway, including a new generation of headset systems, computer and mobile products, a wireless product family and several core technology programs. The Company supplements its in-house engineering capabilities through selected outside contracting arrangements.

     Research, development and engineering expenditures were $11.6 million, $13.7 million, and $14.5 million for the fiscal years ended April 1, 1995, March 30, 1996, and March 29, 1997, respectively. The Company's management believes that substantial investment in research and development is important for the Company to maintain its position in the industry and, therefore, intends to increase its spending for research, development and engineering in subsequent fiscal years.

     Historically, substantially all of the Company's product development efforts have primarily been directed toward incremental enhancements of existing products. In the future, the Company intends both to enhance its existing products and to develop new products that capitalize on its core technology and expand the Company's product offerings to new user market segments. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, quality of new products and market acceptance. Although the Company has attempted to determine the specific needs of the telephone, mobile telephone and computer segments of the business and home office user segments of the market, there can be no assurance that the market niches identified will in fact materialize or that the Company's existing and future products designed for these market segments will gain substantial market acceptance.

     The technology of telephone headsets, both "tops" and "bottoms," has traditionally evolved slowly. Products are currently exhibiting life cycles of three to five years before introduction of the next generation of products, which usually include stylistic changes and quality improvements but are based on similar technology. The Company believes that future changes in technology may come at a faster pace, particularly in the telephone, cellular telephone and computer segments of the business and home office user parts of the market. The Company's future success will be dependent in part on its ability to develop products that utilize new technologies and to introduce them to the marketplace successfully. In addition, in order to avoid product obsolescence, the Company will have to monitor technological changes in telephony, as well as users' demands for new technologies. Failure by the Company to keep pace with future technological changes could materially adversely affect the Company's revenues and operating results.

SALES AND DISTRIBUTION

     The Company distributes its products worldwide through large electronics wholesalers, specialized headset distributors, OEMs, and retail channels.

     Electronics wholesalers, which are often national organizations offering hundreds of products, including headsets, to both resellers and end users, represent the single largest channel of distribution for the Company's products. The Company's products are currently sold in North America through electronics distributors, including Graybar Electric Company, Anixter Brothers and Sprint North Supply. Additional distributors handle the Company's products in overseas market segments.

     Specialized headset distributors represent a second major distribution channel for the Company's products. These distributors, which sell on a national basis, are generally smaller companies with total annual revenues of under $10 million, the majority of which are generated by their sales of headsets.

     OEMs supply automatic call distributor systems and other telecommunications and computer equipment that utilize headsets. Depending on their marketing strategies, OEMs may purchase the Company's headsets on a private label basis. The Company believes that it is currently the predominant supplier of headsets to Lucent Technologies (formerly part of AT&T). For the computer segment of the business and home office user part of the market, the Company supplies products to Intel Corporation and other OEMs for use in their personal computer systems.

     Retail channels, including office supply and consumer electronics retailers, warehouse clubs, consumer products and office supply distributors, and catalog and mail order companies. These retailers sell headsets to many small businesses, small offices and home offices.

     Direct sales are made in a limited number of cases by the Company to government agencies, including NASA, the FAA, and under the Company's General Service Administration schedule contract. Direct sales tend to be more customary in Europe than in North America.

     Financial Information about Industry Segments and Foreign Operations. The Company operates in one industry segment. Financial information about foreign and domestic operations and export sales, included in

Note 9 to the Company's Consolidated Financial Statements, appearing at page 13 of the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference.

     Approximately 30.5%, 26.8%, and 24.5% of the Company's net sales in fiscal 1997, fiscal 1996 and fiscal 1995, respectively, were derived from sales to foreign customers. Sales to foreign customers are generally subject to such risks as increased tariffs and the imposition of other trade barriers. Although the Company generally transacts business internationally in United States currency, declines in the values of local currencies relative to the United States dollar in countries in which the Company does business could adversely affect the Company by resulting in less competitive pricing for the Company's products. The Company does not currently engage in any hedging activities to mitigate exchange rate risks and to date has not been adversely affected by fluctuating currencies. To the extent that the Company is successful in increasing its sales to foreign customers, or to the extent that the Company increases its transactions in foreign currencies, the Company's results of operations could be adversely affected by exchange rate fluctuations.

     In fiscal 1996, the Company established a new wholly-owned subsidiary in the Netherlands. The new subsidiary serves as a strategic logistics center as well as the headquarters for international administration.

BACKLOG

     The Company's backlog of unfilled orders was $17.0 million on March 29, 1997, compared to $11.8 million on March 30, 1996. The Company includes in backlog all purchase orders scheduled for delivery over the next 12 months. As part of its commitment to customer service, however, the Company generally ships products within two to four weeks from receipt of an order. The Company's backlog is generally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. While the Company has not experienced any significant cancellations in the past, the Company's backlog as of any particular date may not be indicative of actual sales for any future period and therefore should not be used as a measure of future revenue.

COMPETITION

     The Company believes the principal competitive factors in its business are product reliability, product features, customer service and support, reputation, distribution, ability to meet delivery schedules, warranty terms, product life and price. The Company believes that its brand name recognition, distribution network, large user base and large number of product variations, together with its extensive experience in designing safe and reliable products, dealing with regulatory agencies and servicing and repairing headsets, are the key factors for the Company to maintain its position as a leading supplier of lightweight communication headsets.

     In the call center user segment of the market, the Company faces different competitors depending on the channel of distribution and the geographic location. The Company anticipates that it may face additional indirect competition in this market segment from technological advances such as interactive voice response systems which require no human interface for certain applications, such as account balance inquiries or airplane arrival and departure schedules. The Company believes that this trend will be more than offset by the expansion of telemarketing and catalog sales.

     In the business and home office user segment of the market, the same competitors who are the Company's competitors in the call center user market currently sell headsets to users within the telephone, cellular telephone and computer segments of the business and home office user part of the market, primarily through commercial distribution channels. As the Company develops new generations of products and enters new market segments, including the developing business and home office user segment of the market, the Company anticipates that it may face additional competition from companies which currently do not offer communication headsets. Such companies may be larger, offer broader product lines and have substantially greater financial and other resources than the Company. Such competition could negatively affect pricing and gross margins. Although the Company has historically competed very successfully in the call center user segment of the market, there can be no assurance that it will be able to continue its leadership position in that segment of the market or that the Company will be able to compete successfully in new market segments.

MANUFACTURING

     Production of the Company's headsets and other products consists of light manufacturing and assembly operations conducted in California, Georgia, Mexico (the predominant manufacturing site) and the United Kingdom. A few of the Company's other products are manufactured in whole or in part on a contract basis by third parties.

     The Company purchases the components for its headset products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, from suppliers in the United States, Mexico, Asia and Europe. Although most components and subassemblies used in the Company's manufacturing operations are obtained, or are reasonably available, from numerous sources, certain of its products and components are currently procured only from single suppliers in order to obtain volume pricing. In the past, the Company has experienced only minor interruptions in the supply of these components, none of which has adversely affected its operations. However, an interruption in supply from any of the Company's single source suppliers in the future could temporarily result in the Company's inability to deliver products on a timely basis, which in turn could adversely affect its operations. In addition, manufacturing and assembly of the Company's products could be adversely affected by political or economic conditions in the United States or abroad.

     In order to meet the requirements of its customers for timely delivery of products, the Company manufactures finished goods to meet forecasted customer requirements. Since such manufacturing occurs prior to the receipt of purchase orders, the Company maintains an inventory of finished goods in addition to raw materials, work in process and subassemblies. Inventories were valued at $20.0 million as of March 29, 1997.

     In fiscal 1996, the Company began the implementation of a new worldwide management information system and is training its personnel to operate such system to improve service to its customers, to control its assets and to enhance management information. Any difficulty in the operation of such new systems or the training of personnel, or any disruptions in the transition to such new systems, could adversely affect the Company's ability to accurately forecast sales demand and calibrate manufacturing to such demand, to calibrate purchasing levels, to accurately record and control inventory levels, and to record and report financial and management information on a timely and accurate basis. The occurrence of any of these events in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of its manufacturing process. Although management believes that its current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and in the future may be enacted or interpreted to create environmental liability with respect to the Company's facilities or operations. The Company has included in its financial statements a reserve of $1.0 million for possible environmental remediation related to one of its discontinued businesses. While no claims have been asserted against the Company in connection with this matter, there can be no assurance that such claims will not be asserted in the future or that any resulting liability will not exceed the amount of the reserve.

PATENTS AND TRADEMARKS

     The Company maintains a program of seeking patent protection for its technology. Significant product features for which the Company has, or is currently seeking, patent protection include the Company's StarSet II capsule design, SoundGuard receiver gain compression integrated circuit, Mirage headset, Clarity frequency enhancing telephone, battery-powered in-line amplifier with an automatic by-pass feature to provide continuous receive signal when battery power gets low, integrated circuit implementation for an audio amplifier operating at extremely low power with an expander function for noise reduction in telephony applications, headset receiver mechanical-acoustical tone control devices, earbud receiver positioning mecha-nisms, voice tube assemblies and various other products, features including certain wireless technology and electronic components. The existing patents expire from 2000 to 2013.

     The Company's success will depend in part on its ability to obtain patents and preserve other intellectual property rights covering the design and operation of its products. The Company intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will issue from currently pending or future applications or that the Company's existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to the Company. The Company may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such claims could have a material adverse effect on the Company's operations.

     The Company owns registered trademarks with respect to many of its products, including its StarSet, Supra and Mirage products and currently has several trademark applications pending in connection with new products. The Company also attempts to protect its trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants.

EMPLOYEES

     On March 29, 1997, there were 1,515 persons employed by the Company. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as the Company is aware. The Company has not experienced any work stoppages and believes that its employee relations are good.

EXECUTIVE OFFICERS

     Set forth below is certain information regarding the executive officers of the Company and their ages as of June 3, 1997.

         NAME              AGE                               POSITION
-----------------------    ---     ------------------------------------------------------------
Robert S. Cecil             62     Chairman of the Board of Directors, President and Chief
                                   Executive Officer

C. Donald Cooper            52     Senior Vice President -- Business Development, Marketing and
                                   Quality and Chief Strategy Officer

Donald S. Houston           43     Vice President -- Sales

David Huddart               47     Vice President -- Engineering and Technology

S. Kenneth Kannappan        37     Senior Vice President

John A. Knutson             51     Vice President -- Legal, Senior General Counsel and
                                   Secretary

Barbara V. Scherer          41     Vice President -- Finance & Administration and Chief
                                   Financial Officer

     MR. CECIL joined the Company in March 1992 as President, Chief Executive Officer and Director, and in September 1993 he was elected Chairman of the Board of Directors. From 1984 to December 1991, Mr. Cecil held a number of positions with LIN Broadcasting Corporation, a subsidiary of McCaw Cellular Communications, Inc. that provides cellular services in North America, including President of its Cellular Group. From 1977 to 1984, he held various positions with Motorola, Inc., including Vice President and Corporate Director of Marketing. Prior to that he held various senior sales and marketing management positions with IBM Corporation. Mr. Cecil also serves on the Board of Directors of Toll Free Cellular, Inc., a private cellular company; TAB Products Co., which manufactures and markets a broad range of filing systems and supplies, systems furniture, computer-related products and forms processing equipment; Heartland Wireless Communications, Inc., a wireless cable television company; and Xylan Corporation, a provider of high bandwidth switching systems that enhance the performance of existing local area networks and facilitate migration to networking technologies.

     MR. COOPER joined the Company in February 1997 as Vice
President -- Business Development and was recently promoted to Senior Vice President -- Business Development, Marketing and Quality and Chief Strategy Officer. Mr. Cooper has over 14 years of experience in senior level executive roles. From 1989 to 1996, Mr. Cooper held a number of positions with AT&T Paradyne, a $500 million unit of AT&T, engaged in the business of data networking, including most recently President and General Manager. Mr. Cooper earned a Bachelor of Science degree in Electrical Engineering from the University of Missouri and a Master of Business Administration degree in Marketing from the University of Houston. Mr. Cooper reports directly to the Chief Executive Officer and President.

     MR. HOUSTON joined the Company in November 1996 as Vice President -- Sales. From February 1995 through November 1996, Mr. Houston served as Vice
President -- Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer and marketer of multimedia projection products. From 1985 until January of 1995, Mr. Houston held a number of positions at Calcomp, Inc., engaged in the business of manufacturing computer peripherals for the CAD and graphic market, including Regional Sales Manager and most recently Vice President of Sales, Service and Marketing. Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation. Mr. Houston is a graduate of the University of Arizona with a Bachelor of Science degree in Business/Marketing. He reports directly to the Chief Executive Officer and President.

     MR. HUDDART was appointed Vice President -- Engineering and Technology in April 1996. He joined Plantronics Limited in September 1994 as Engineering Manager. Prior to joining Plantronics Limited, he was the Technical Marketing and Sales Director for IST Laboratories Ltd., a developer of electronic substrate interconnections, from May 1991 through April 1994. From October 1986 through May 1991, he was employed by Tunstall Group plc and its subsidiaries, and held various positions, including Group Technical Director of Tunstall Group plc, and Marketing Director and Technical Director of Tunstall Telecom. From 1972 until June of 1986, he was employed by TMC Philips Ltd. as an engineer in positions with increasing levels of responsibility.

     MR. KANNAPPAN joined Plantronics in February 1995 as Vice
President -- Sales, responsible for OEM Sales and International Markets for Plantronics, Inc. He was promoted to Managing Director -- Plantronics, Limited in England in March 1996. In March 1997, Mr. Kannappan returned from England and was promoted to Senior Vice President responsible for Plantronics' Worldwide Operations. Also reporting to him are Plantronics, Ltd., Plantronics B.V. and Walker Division. Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co., Inc. from August 1985 through January 1995.

     MR. KNUTSON has served as Vice President -- Legal, Senior General Counsel and Secretary since March 1994. Mr. Knutson was Managing Partner of the law firm of Kenney, Burd, Knutson & Markowitz, San Francisco, California, from January 1991 until shortly before joining the Company. From August 1979 until December 1990, he practiced law with the law firm of Fisher & Hurst, San Francisco, California, as a partner from April 1982 to December 1986, and as Managing Partner from January 1987 to December 1990. After being admitted to the California Bar in 1974, Mr. Knutson practiced law in San Francisco with the Law Offices of Garrett McEnerney until August 1979.

     MS. SCHERER recently joined Plantronics and in April 1997 was named Vice President -- Finance & Administration and Chief Financial Officer. Ms. Scherer was most recently Senior Vice President and Chief Financial Officer at StreamLogic Corporation, a developer of video delivery, digital media storage, networking RAID and data management products, from October 1996 until March 1997; before that she was Senior Vice President of Operations from April 1996 until October 1996. Prior to that she held various positions spanning a nine year career with Micropolis Corporation, a disk drive manufacturer, including, from 1995 until April 1996, Vice President Finance, Chief Financial Officer and Treasurer, and from 1993 until 1994, Vice President, Treasurer and Video Systems Division Controller. Ms. Scherer is a graduate of the University of

California at Santa Barbara and received her Masters from Yale School of Organization and Management. She reports directly to the Chief Executive Officer.

     Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of the Company.

ITEM 2. PROPERTIES

     The principal executive offices of the Company are located in Santa Cruz, California. The Company owns or leases a total of approximately 300,000 square feet of manufacturing, administrative, engineering and office facilities, including: (i) approximately 160,000 square feet of manufacturing and administrative facilities owned by the Company in Santa Cruz, California, approximately 35,000 square feet of which are leased to third parties as office and warehouse space; (ii) approximately 12,000 square feet of manufacturing and administrative facilities related to operations in Ringgold, Georgia under a lease expiring in 1998; (iii) approximately 93,600 square feet for assembly and related operations in Tijuana, Mexico, under a lease expiring in 1999; (iv) approximately 23,000 square feet for assembly operations, sales and administration in Wootton Bassett, England under a lease expiring in 2015; (v) approximately 4,000 square feet for administrative facilities in Hoofddorp, The Netherlands, expiring in 1999; and (vi) smaller facilities in Singapore, Tokyo and Hong Kong. The Company believes that its existing properties are generally suitable and adequate for its business with excess capacity available for expansion.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company, nor any of its subsidiaries, is a party to any litigation, other than non-material litigation incidental to the Company's business.

     In May, 1996, the Company received notice from the Bureau of Competition of the Federal Trade Commission ("FTC") that the FTC staff was conducting a non-public investigation to determine whether certain manufacturers of lightweight telephone headsets may be engaged in anticompetitive practices in violation of Section 5 of the Federal Trade Commission Act. The Company subsequently complied fully with requests from the FTC for submission of documents related to the investigation. In March, 1997, after receipt of such documentation, the FTC gave notice to the Company that it was discontinuing its investigation as to the Company and that no further action would be taken.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended March 29, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is publicly traded on the New York Stock Exchange. Information included in the Corporate Directory appearing inside the back cover of the Company's 1997 Annual Report to Stockholders concerning the market price of and cash dividends declared on the Company's Common Stock for each quarterly period within the two most recent fiscal years is incorporated herein by reference. As of June 3, 1997 there were 89 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing under the caption "Selected Financial Data" appearing at page 1 of the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis" appearing at pages 17 through 20 of the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not yet applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information appearing in the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference:

     Consolidated Balance Sheets -- March 29, 1997 and March 30, 1996

     Consolidated Financial Statements for fiscal years ended March 29, 1997, March 30, 1996 and April 1, 1995:

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Consolidated Statements of Stockholders' Equity (Deficit)

     Notes to Consolidated Financial Statements

     Report of Independent Accountants, dated April 18, 1997

     With the exception of the information mentioned in Items 5, 6, 7 and 8, the Company's 1997 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the identification and business experience of the Company's directors under the caption "Nominees" under the main caption "Proposal One -- Election of Directors" in the Company's definitive 1997 Proxy Statement for the annual meeting of stockholders to be held, as filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended March 29, 1997, is incorporated herein by this reference. For information regarding the identification and business experience of the Company's executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to the Company's executive officers and directors under the caption "Compliance With Section 16(a) of the Exchange Act" in the Company's 1997 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" and "Compensation of Directors" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in the 1997 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by this reference.

     With the exception of the information specifically incorporated by reference from the 1997 Proxy Statement in Part III of this Annual Report on Form 10-K, the 1997 Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Report of the Compensation Committee of the Board of Directors" and "Company's Stock Performance" under the main caption "Additional Information" in the 1997 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Incorporation by Reference. The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          (1) Financial Statements. The consolidated financial statements of the Company (including the notes thereto) are incorporated by reference from the Company's 1997 Annual Report to Stockholders as indicated in Item 8 of this report.

          (2) Financial Statement Schedules. All financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

          (3) Exhibits. The exhibits listed under Item 14(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended March 29, 1997.

     (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

     3.1    Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit (3.4) to the Registrant's Registration Statement on Form S-1 (as
            amended), No. 33-70744, filed on October 20, 1993).
     3.2    Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference to
            Exhibit (3.1) to the Registrant's Quarterly Report on Form 10-Q, SEC File Number
            1-12696, for the fiscal quarter ended December 25, 1993, filed on March 4, 1994).
     3.3    Certificate of Retirement and Elimination of Preferred Stock and Common Stock of
            the Registrant filed with the Secretary of State of Delaware on January 11, 1996
            (incorporated herein by reference to Exhibit (3.3) of the Registrant's Annual
            Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 30,
            1996, filed on June 27, 1996).
     4.1    Indenture between Registrant, as issuer, and First National Bank of Boston, as
            Trustee dated as of January 15, 1994 (including the form of Senior Notes)
            relating to Registrant's 10% Senior Notes Due 2001 (incorporated herein by reference to Exhibit (4.1) to the Registrant's Quarterly Report on Form 10-Q, SEC
            File Number 1-12696, for the fiscal quarter ended December 25, 1993, filed on
            March 4, 1994).
    10.1    Quarterly Profit Sharing Plan (as amended) (incorporated herein by reference to
            Exhibit (10.2) to Registrant's predecessor, Plantronics, Inc.'s Report on Form
            10-K, SEC File Number 1-6642, for the fiscal year ended May 29, 1982, filed on
            August 27, 1982).
    10.2    Form of Agreement For Restricted Property in connection with Target Benefit Plan;
            and Schedule of Other Documents Omitted, (incorporated herein by reference to
            Exhibit (10.19) to PI Holdings Inc.'s Transitional Report on Form 10-K for the
            transition period ended April 1, 1989, SEC file number 33-26770, filed on August
            21, 1989).
    10.3    Form of Indemnification Agreement between the Registrant and certain directors and executives and Schedule of Other Documents Omitted (incorporated herein by reference to Exhibit (10.1) to PI Holdings Inc.'s Quarterly Report on Form 10-Q
            for the fiscal quarter ended December 26, 1992, SEC File Number 33-26770, filed
            February 9, 1993).

    10.4    Form of Employment Agreement, Addendum to Employment Agreement and Second
            Addendum to Employment Agreement between the Registrant and certain executives;
            and Schedule of Other Documents Omitted (incorporated herein by reference to
            Exhibit (10.2) to PI Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1992, SEC File Number 33-26770, filed February 9,
            1993).
    10.5    Executive Bonus Plan (incorporated herein by reference to Exhibit (10.4) to the
            Registrant's Registration Statement on Form S-1 (as amended), No. 33-70744, filed on October 20, 1993).
    10.6    Board Designation Agreement dated as of October 22, 1993 between the Registrant and Citicorp Venture Capital, Ltd. (incorporated herein by reference to Exhibit
            (10.21) to the Registrant's Registration Statement on Form S-1 (as amended), No.
            33-70744, filed October 20, 1993).
    10.7    Lease Agreement dated July 1993 between Inmobiliara Mexhong S.A. de C.V. and
            Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in
            Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference to Exhibit (10.30) to the Registrant's Registration Statement on Form
            S-1 (as amended), No. 33-70744, filed on October 20, 1993).
    10.8    Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics
            Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett,
            England (incorporated herein by reference to Exhibit (10.32) to the Registrant's
            Registration Statement on Form S-1 (as amended), No.33-70744, filed on October
            20, 1993).
    10.9    1993 Stock Plan (incorporated herein by reference to Exhibit (10.1) to the
            Registrant's Registration Statement on Form S-1 (as amended), SEC File Number
            33-70744, filed on October 20, 1993).
    10.10   1993 Director Stock Option Plan (incorporated herein by reference to Exhibit
            (10.29) to the Registrant's Registration Statement on Form S-1 (as amended), SEC
            File Number 33-70744, filed on October 20, 1993).
    10.11   Employment Agreement between the Registrant and Robert S. Cecil dated January 4,
            1994 (supersedes Employment Agreement between Plantronics and Robert S. Cecil dated January 20, 1993) (incorporated herein by reference to Exhibit (10.16) to the Registrant's Registration Statement on Form S-1 (as amended), No. 33-70744, filed on October 20, 1993).
            Amendment Number One to Employment Agreement between the Registrant and Robert S.
            Cecil entered into as of January 4, 1995 (incorporated herein by reference to
            Exhibit (10.6) of the Registrant's Annual Report on Form 10-K, SEC File Number
            1-12696, for the fiscal year ended March 30, 1996, filed on June 27, 1996).
            Letter agreement between Registrant and Robert S. Cecil dated April 10, 1996
            (incorporated herein by reference to Exhibit (10.6) of the Registrant's Annual
            Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 30,
            1996, filed on June 27, 1996).
    10.12   Amendment effective as of April 23, 1996 to the 1993 Stock Plan (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration Statement
            on Form S-8, SEC File Number 333-14833, filed on October 25, 1996).
    10.13   Amendment Effective as of April 23, 1996 to the 1993 Director Stock Option Plan
            (incorporated herein by reference to Exhibit (4.4) to the Registrant's
            Registration Statement on Form S-8, SEC File Number 333-14833, filed on October
            25, 1996).
    10.14   1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit
            (4.5) to the Registrant's Registration Statement on Form S-8, SEC File Number
            333-14833, filed on October 25, 1996).
    10.15   Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan (incorporated herein by reference to Exhibit (4.1) to the Registrant's Registration Statement
            on Form S-8, SEC File Number 333-19351, filed on January 7, 1997).

    10.16   Amendment Number One to the Plantronics, Inc. Annual Profit Sharing/Individual
            Savings Plan (incorporated herein by reference to Exhibit (4.2) to the
            Registrant's Registration Statement on Form S-8, SEC File Number 333-19351, filed on January 7, 1997).
    10.17   Trust Agreement Establishing the Plantronics, Inc. Annual Profit
            Sharing/Individual Savings Plan Trust (incorporated herein by reference to
            Exhibit (4.3) to the Registrant's Registration Statement on Form S-8, SEC File
            Number 333-19351, filed on January 7, 1997).
    10.18   Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive
            Stock Purchase Plan (incorporated herein by reference to Exhibit (4.4) to the
            Registrant's Registration Statement on Form S-8 (as amended), SEC File Number
            333-19351, filed on March 25, 1997).
    10.19   Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996
            (incorporated herein by reference to Exhibit (4.5) to the Registrant's
            Registration Statement on Form S-8 (as amended), SEC File Number 333-19351, filed on March 25, 1997).
    10.20   Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation
            Plan (incorporated herein by reference to Exhibit (4.6) to the Registrant's
            Registration Statement on Form S-8 (as amended), SEC File Number 333-19351, filed on March 25, 1997).
    10.21   Plantronics, Inc. Basic Deferred Compensation Plan Participant Election
            (incorporated herein by reference to Exhibit (4.7) to the Registrant's
            Registration Statement on Form S-8 (as amended), SEC File Number 333-19351, filed on March 25, 1997).
    10.22   Credit Agreement dated as of February 19, 1997 between Registrant and Bank of
            America National Trust and Savings Association; First Amendment to Credit
            Agreement, dated as of May 15, 1997.
    13      1997 Annual Report to Stockholders pursuant to Item 601, Regulation S-K. Such
            Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not deemed filed as part of this report on Form 10-K.
    21      Subsidiaries of the Registrant.
    23      Consent of Price Waterhouse LLP, Independent Accountants.
    27      Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLANTRONICS, INC.

Dated: June 25, 1997                      By:       /s/  ROBERT S. CECIL

                                            ------------------------------------
                                            Robert S. Cecil, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/  ROBERT S. CECIL                           Chairman of the Board, Chief       June 25, 1997
---------------------------------------------  Executive Officer, President
(Robert S. Cecil)                              and Director (Principal
                                               Executive Officer)

/s/  BARBARA V. SCHERER                        Vice President, Chief Financial    June 25, 1997
---------------------------------------------  Officer (Principal Financial
(Barbara V. Scherer)                           Officer, Principal Accounting
                                               Officer)

/s/  ROBERT F.B. LOGAN                         Director                           June 25, 1997
---------------------------------------------
(Robert F.B. Logan)

/s/  M. SALEEM MUQADDAM                        Director                           June 25, 1997
---------------------------------------------
(M. Saleem Muqaddam)

/s/  JOHN MOWBRAY O'MARA                       Director                           June 25, 1997
---------------------------------------------
(John Mowbray O'Mara)

/s/  TRUDE C. TAYLOR                           Director                           June 25, 1997
---------------------------------------------
(Trude C. Taylor)

/s/  J. SIDNEY WEBB                            Director                           June 25, 1997
---------------------------------------------
(J. Sidney Webb)

/s/  DAVID A. WEGMANN                          Director                           June 25, 1997
---------------------------------------------
(David A. Wegmann)

                                 EXHIBIT INDEX

                                                                                       PAGE IN
                                                                                      SEQUENTIAL
                                                                                      NUMBERING
 NO.                                     DESCRIPTION                                   SYSTEM
------    --------------------------------------------------------------------------  ---------
 3.1      Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit (3.4) to the Registrant's Registration Statement on
          Form S-1 (as amended), No. 33-70744, filed on October 20, 1993)...........
 3.2      Restated Certificate of Incorporation of the Registrant filed with the
          Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference to Exhibit (3.1) to the Registrant's Quarterly Report on Form
          10-Q, SEC File Number 1-12696, for the fiscal quarter ended December 25,
          1993, filed on March 4, 1994).............................................
 3.3      Certificate of Retirement and Elimination of Preferred Stock and Common
          Stock of the Registrant filed with the Secretary of State of Delaware on
          January 11, 1996 (incorporated herein by reference to Exhibit (3.3) of the
          Registrant's Annual Report on Form 10-K, SEC File Number 1-12696, for the
          fiscal year ended March 30, 1996, filed on June 27, 1996).................
 4.1      Indenture between Registrant, as issuer, and First National Bank of
          Boston, as Trustee dated as of January 15, 1994 (including the form of
          Senior Notes) relating to Registrant's 10% Senior Notes Due 2001
          (incorporated herein by reference to Exhibit (4.1) to the Registrant's
          Quarterly Report on Form 10-Q, SEC File Number 1-12696, for the fiscal quarter ended December 25, 1993, filed on March 4, 1994)..................
10.1      Quarterly Profit Sharing Plan (as amended) (incorporated herein by reference to Exhibit (10.2) to Registrant's predecessor, Plantronics,
          Inc.'s Report on Form 10-K, SEC File Number 1-6642, for the fiscal year ended May 29, 1982, filed on August 27, 1982).............................
10.2      Form of Agreement For Restricted Property in connection with Target
          Benefit Plan; and Schedule of Other Documents Omitted, (incorporated herein by reference to Exhibit (10.19) to PI Holdings Inc.'s Transitional
          Report on Form 10-K for the transition period ended April 1, 1989, SEC
          File Number 33-26770, filed on August 21, 1989)...........................
10.3      Form of Indemnification Agreement between the Registrant and certain directors and executives and Schedule of Other Documents Omitted
          (incorporated herein by reference to Exhibit (10.1) to PI Holdings Inc.'s
          Quarterly Report on Form 10-Q for the fiscal quarter ended December 26,
          1992, SEC File Number 33-26770, filed February 9, 1993)...................
10.4      Form of Employment Agreement, Addendum to Employment Agreement and Second
          Addendum to Employment Agreement between the Registrant and certain executives; and Schedule of Other Documents Omitted (incorporated herein by reference to Exhibit (10.2) to PI Holdings Inc.'s Quarterly Report on
          Form 10-Q for the fiscal quarter ended December 26, 1992, SEC File Number
          33-26770, filed February 9, 1993).........................................
10.5      Executive Bonus Plan (incorporated herein by reference to Exhibit (10.4)
          to the Registrant's Registration Statement on Form S-1 (as amended), No.
          33-70744, filed on October 20, 1993)......................................
10.6      Board Designation Agreement dated as of October 22, 1993 between the
          Registrant and Citicorp Venture Capital, Ltd. (incorporated herein by reference to Exhibit (10.21) to the Registrant's Registration Statement on
          Form S-1 (as amended), No. 33-70744, filed October 20, 1993)..............

                                                                                       PAGE IN
                                                                                      SEQUENTIAL
                                                                                      NUMBERING
 NO.                                     DESCRIPTION                                   SYSTEM
------    --------------------------------------------------------------------------  ---------
10.7      Lease Agreement dated July 1993 between Inmobiliara Mexhong S.A. de C.V.
          and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)
          (incorporated herein by reference to Exhibit (10.30) to the Registrant's
          Registration Statement on Form S-1 (as amended), No. 33-70744, filed on
          October 20, 1993).........................................................
10.8      Lease dated December 7, 1990 between Canyge Bicknell Limited and
          Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, England (incorporated herein by reference to Exhibit
          (10.32) to the Registrant's Registration Statement on Form S-1 (as
          amended), No. 33-70744, filed on October 20, 1993)........................
10.9      1993 Stock Plan (incorporated herein by reference to Exhibit (10.1) to the
          Registrant's Registration Statement on Form S-1 (as amended), SEC File
          Number 33-70744, filed on October 20, 1993)...............................
10.10     1993 Director Stock Option Plan (incorporated herein by reference to
          Exhibit (10.29) to the Registrant's Registration Statement on Form S-1 (as
          amended), SEC File Number 33-70744, filed on October 20, 1993)............
10.11     Employment Agreement between the Registrant and Robert S. Cecil dated
          January 4, 1994 (supersedes Employment Agreement between Plantronics and
          Robert S. Cecil dated January 20, 1993) (incorporated herein by reference to Exhibit (10.16) to the Registrant's Registration Statement on Form S-1
          (as amended), No. 33-70744, filed on October 20, 1993)....................
          Amendment Number One to Employment Agreement between the Registrant and
          Robert S. Cecil entered into as of January 4, 1995 (incorporated herein by reference to Exhibit (10.6) of the Registrant's Annual Report on Form
          10-K, SEC File Number 1-12696, for the fiscal year ended March 30, 1996, filed on June 27, 1996)...................................................
          Letter agreement between Registrant and Robert S. Cecil dated April 10,
          1996 (incorporated herein by reference to Exhibit (10.6) of the
          Registrant's Annual Report on Form 10-K, SEC File Number 1-12696, for the
          fiscal year ended March 30, 1996, filed on June 27, 1996).................
10.12     Amendment effective as of April 23, 1996 to the 1993 Stock Plan
          (incorporated herein by reference to Exhibit (4.2) to the Registrant's
          Registration Statement on Form S-8, SEC File Number 333-14833, filed on
          October 25, 1996).........................................................
10.13     Amendment Effective as of April 23, 1996 to the 1993 Director Stock Option
          Plan (incorporated herein by reference to Exhibit (4.4) to the
          Registrant's Registration Statement on Form S-8, SEC File Number
          333-14833, filed on October 25, 1996).....................................
10.14     1996 Employee Stock Purchase Plan (incorporated herein by reference to
          Exhibit (4.5) to the Registrant's Registration Statement on Form S-8, SEC
          File Number 333-14833, filed on October 25, 1996).........................
10.15     Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan
          (incorporated herein by reference to Exhibit (4.1) to the Registrant's
          Registration Statement on Form S-8, SEC File Number 333-19351, filed on
          January 7, 1997)..........................................................
10.16     Amendment Number One to the Plantronics, Inc. Annual Profit
          Sharing/Individual Savings Plan (incorporated herein by reference to
          Exhibit (4.2) to the Registrant's Registration Statement on Form S-8, SEC
          File Number 333-19351, filed on January 7, 1997)..........................

                                                                                       PAGE IN
                                                                                      SEQUENTIAL
                                                                                      NUMBERING
 NO.                                     DESCRIPTION                                   SYSTEM
------    --------------------------------------------------------------------------  ---------
10.17     Trust Agreement Establishing the Plantronics, Inc. Annual Profit
          Sharing/Individual Savings Plan Trust (incorporated herein by reference to
          Exhibit (4.3) to the Registrant's Registration Statement on Form S-8, SEC
          File Number 333-19351, filed on January 7, 1997)..........................
10.18     Resolutions of the Board of Directors of Plantronics, Inc. Concerning
          Executive Stock Purchase Plan (incorporated herein by reference to Exhibit
          (4.4) to the Registrant's Registration Statement on Form S-8 (as amended),
          SEC File Number 333-19351, filed on March 25, 1997).......................
10.19     Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8,
          1996 (incorporated herein by reference to Exhibit (4.5) to the
          Registrant's Registration Statement on Form S-8 (as amended), SEC File
          Number 333-19351, filed on March 25, 1997)................................
10.20     Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock
          Compensation Plan (incorporated herein by reference to Exhibit (4.6) to the Registrant's Registration Statement on Form S-8 (as amended), SEC File
          Number 333-19351, filed on March 25, 1997)................................
10.21     Plantronics, Inc. Basic Deferred Compensation Plan Participant Election
          (incorporated herein by reference to Exhibit (4.7) to the Registrant's
          Registration Statement on Form S-8 (as amended), SEC File Number
          333-19351, filed on March 25, 1997).......................................
10.22     Credit Agreement dated as of February 19, 1997 between Registrant and Bank of America National Trust and Savings Association; First Amendment to
          Credit Agreement, dated as of May 15, 1997................................
13        1997 Annual Report to Stockholders pursuant to Item 601, Regulation S-K.
          Such Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the
          Commission and is not deemed filed as part of this report on Form 10-K....
21        Subsidiaries of the Registrant............................................
23        Consent of Price Waterhouse LLP, Independent Accountants..................
27        Financial Data Schedule...................................................