Form 10-Q
period 1997-06-28
PLANTRONICS INC /CA/
filed 1997-08-12
CIK 914025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ----------------------

                                    FORM 10-Q

================================================================================

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended    June 28, 1997    or
                                    -------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________________ to ____________________

Commission File Number 1-12696
                       -------


                               PLANTRONICS, INC.
                      ---------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                77-0207692
        ---------------------                   -----------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)



                       337 Encinal Street, P.O. Box 1802
                       Santa Cruz, California 95061-1802
               ------------------------------------------------
              (Address of principal executive offices) (Zip Code)



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

                                YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                   Outstanding at June 28, 1997
      --------------------------       ------------------------------
     Common Stock, $.01 par value                16,435,648

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)



                                                                            June 30,        March 31,
                                                                            1997(1)          1997(1)
                                                                           ---------        ---------
ASSETS

Current assets:
     Cash and cash equivalents                                             $  50,605        $  42,262
     Accounts receivable                                                      39,133           36,981
     Inventory                                                                22,487           20,042
     Deferred income taxes                                                     2,840            2,840
     Other current assets                                                        929              909
                                                                           ---------        ---------
          Total current assets                                               115,994          103,034

Property, plant and equipment, net                                            20,583           18,970
Other assets                                                                   4,777            5,237
                                                                           ---------        ---------
                                                                           $ 141,354        $ 127,241
                                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $  10,867        $   9,578
     Accrued liabilities                                                      21,650           20,441
     Income taxes payable                                                     12,571            9,674
                                                                           ---------        ---------
          Total current liabilities                                           45,088           39,693

Deferred income taxes                                                          1,616            1,616
Long-term debt                                                                65,050           65,050
                                                                           ---------        ---------
     Total liabilities                                                       111,754          106,359
                                                                           ---------        ---------

Stockholders' equity:
     Common stock; $0.01 par value, 40,000,000 shares authorized,
          16,366,212 shares as of March 31, 1997 and 16,435,648 shares
          as of June 30, 1997 issued and outstanding                             164              164
     Additional paid-in capital                                               58,350           58,224
     Cumulative translation adjustment                                          (891)            (891)
     Accumulated deficit                                                     (15,528)         (23,834)
                                                                           ---------        ---------
                                                                              42,096           33,663

     Less: Treasury stock
               Common stock, 696,142 shares as of March 31, 1997, and
                    674,946 shares as of June 30, 1997, at cost              (12,495)         (12,781)
                                                                           ---------        ---------
          Total stockholders' equity                                          29,600           20,882
                                                                           ---------        ---------
                                                                           $ 141,354        $ 127,241
                                                                           =========        =========

--------
(1)  See Notes to Financial Statements, paragraph captioned "Periods Presented".

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)




                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                       JUNE 30,        JUNE 30,
                                                        1997             1996
                                                       ========        ========
Net sales                                              $ 54,023        $ 45,584
Cost of sales                                            24,956          21,084
                                                       --------        --------
     Gross profit                                        29,067          24,500
                                                       --------        --------

Operating expense:
     Research, development and engineering                3,989           3,463
     Selling, general and administrative                 11,467           9,520
                                                       --------        --------
          Total operating expenses                       15,456          12,983
                                                       --------        --------

Operating income                                         13,611          11,517
Interest expense, including amortization
     of debt issuance costs of $108                       1,754           1,790
Interest income and other income, net                      (356)           (308)
                                                       --------        --------
Income before income taxes                               12,213          10,035
Income tax expense                                        3,908           3,412
                                                       --------        --------

Net income                                             $  8,305        $  6,625
                                                       ========        ========

Net income per common share(2)                         $   0.47        $   0.37
                                                       ========        ========

Shares used in per share calculations                    17,820          18,072
                                                       ========        ========

(2) Represents post split earnings per share calculation as described further in Footnote 3 to the Financial Statements. Pre-split earnings per share, as disclosed in the Company's press release dated July 15, 1997, were $0.93 and $0.73 for the periods ended June 30, 1997 and June 30, 1996, respectively.

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)



                                                         THREE MONTHS    THREE MONTHS
                                                            ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                             1997            1996
                                                           ========        ========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  8,305        $  6,625

Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of
       property and intangible assets                           776             665
     Other non-cash charges, net                               --               174
     Changes in assets and liabilities:
          Accounts receivable                                (2,164)           (357)
          Provision for doubtful accounts                        12              15
          Inventory                                          (2,445)           (378)
          Other current assets                                  (20)         (1,558)
          Other assets                                          460             (89)
          Accounts payable                                    1,289            (354)
          Accrued liabilities                                 1,209           1,971
          Income taxes payable                                2,897           1,017
          Gain on sale of property and equipment               --              --
                                                           --------        --------
Cash provided by operating activities                        10,319           7,729
                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                    (2,389)         (2,993)
     Proceeds from sale of property and equipment              --              --
                                                           --------        --------
Cash used by investing activities                            (2,389)         (2,993)
                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                    126             199
     Sale (purchase) of treasury stock, net                     287          (7,834)
                                                           --------        --------
Cash used for financing activities                              413          (7,635)
                                                           --------        --------

Net increase (decrease) in cash and cash equivalents          8,343          (2,899)

Cash and cash equivalents at beginning of period             42,262          26,787
                                                           --------        --------
Cash and cash equivalents at end of period                 $ 50,605        $ 23,888
                                                           ========        ========

Supplemental disclosures:
     Cash paid for:
          Interest                                         $   --          $   --
          Income taxes                                     $  1,012        $  2,383
                                                           ========        ========

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS


The unaudited condensed consolidated financial statements included herein have been prepared by Plantronics, Inc. ("Plantronics") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Plantronics believes the disclosures which are made, when read in conjunction with the audited fiscal 1997 financial statements, are adequate to make the information presented not misleading. As used herein, references to the "Company" mean Plantronics and its consolidated subsidiaries.

PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31st (i.e. March 29, 1997) and the first fiscal quarter-end is the Saturday closest to June 30th (i.e. June 28, 1997 or June 29, 1996, as applicable). For purposes of presentation, the Company has indicated its accounting year-end as March 31 and its first quarter-end as June 30. Plantronics' fiscal quarters ended June 30, 1997 and June 30, 1996 consisted of thirteen weeks each.

            1.   DETAILS OF CERTAIN BALANCE SHEET COMPONENTS: (in thousands)


                                                     June 30,          March 31,
                                                       1997              1997
                                                     --------          --------
Inventories:
     Finished goods                                  $ 10,502          $ 11,056
     Work in process                                    2,294             1,647
     Purchased parts                                    9,691             7,339
                                                     --------          --------
                                                     $ 22,487          $ 20,042
                                                     ========          ========

Property, plant and equipment:
     Land                                            $  4,693          $  4,693
     Buildings and improvements
          (useful lives:  10-40 years)                  9,109             9,104
     Machinery and equipment
          (useful lives: 4-8 years)                    28,332            25,949
                                                     --------          --------
                                                       42,134            39,746
Less accumulated depreciation                         (21,551)          (20,776)
                                                     --------          --------
                                                     $ 20,583          $ 18,970
                                                     ========          ========


2. FOREIGN CURRENCY TRANSACTIONS:

The Company's functional currency for all operations is the US dollar. Accordingly, gains and losses resulting from the remeasurement of foreign subsidiaries' financial statements into U.S. dollars are included in other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income (expense). Aggregate exchange losses in the three months ended June 30, 1997 were $0.1 million. Aggregate exchange gains in the three months ended June 30, 1996 were $0.1 million.

3. SUBSEQUENT EVENTS:

On August 4, 1997 the Board of Directors approved a two-for-one split of the Company's common stock to be effected as a stock dividend. All stockholders of record on August 18, 1997 (the "Record Date") will receive one additional share for each share owned on the Record Date. The additional shares will be distributed to stockholders on September 2, 1997. All shares and per share amounts presented in this Form 10-Q have been retroactively restated to reflect the stock split. The earnings per share of $0.93 and $0.73 reported in the press release on July 15, 1997, for periods ending June 30, 1997 and June 30, 1996, respectively, were calculated on a pre-stock split basis.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS.

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net revenue.


                                                     Three Months Ended
                                                     ------------------
                                                    June 30,      June 30,
                                                      1997          1996
                                                     -----         -----
        Net sales                                    100.0%        100.0%

        Cost of sales                                 46.2          46.3
                                                     -----         -----
            Gross profit                              53.8          53.7
        Research and development                       7.4           7.6
        Selling, general and administrative           21.2          20.1
                                                     -----         -----

        Operating income                              25.2          25.2
        Other (income) expense                         2.6           3.3
                                                     -----         -----

        Income before income taxes                    22.6          22.0
        Income tax expense                             7.2           7.5
                                                     -----         -----

        Net income                                    15.4%         14.5%
                                                     =====         =====


NET SALES. Net sales for the quarter ended June 30, 1997 (the first quarter of fiscal 1998) were $54.0 million, an increase of 18.5% over the net sales of $45.6 million for the quarter ended June 30, 1996 (the first quarter of fiscal
1997). International revenues for the first three months of fiscal 1998 grew 8.9% over the comparable period in fiscal 1997. Domestic revenues increased $7.3 million for the first three months of fiscal 1998 over the first quarter of fiscal 1997, which had been unfavorably impacted by the closing of the Lucent Technologies (formerly AT&T) phone stores.

GROSS PROFIT. Gross profit for the quarter ended June 30, 1997 was $29.1 million (53.8% of net sales), compared to $24.5 million (53.7% of net sales) for the same period in fiscal 1997, reflecting continuing benefit from manufacturing efficiencies and cost reduction programs. In the future, margins could decrease somewhat as a result of increased volume and mix of new, lower margin products.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended June 30, 1997 were $4.0 million compared to $3.5 million for the quarter ended June 30, 1996. The increase was primarily due to costs related to new product development.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 30, 1997 were $11.5 million compared to $9.5 million for the quarter ended June 30, 1996. The increases were the result of additional staffing in sales and marketing worldwide, increased spending in market research programs, new product development and associated costs due to higher volume in sales worldwide.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAX EXPENSE. The Company's effective tax rate declined to 32% in the quarter ended June 30, 1997 from 34% in the quarter ended June 30, 1996, primarily as a result of international restructuring begun in the fourth quarter of fiscal 1996.

FOREIGN CURRENCY. The Company's cash flows are substantially US dollar denominated. However, the Company is exposed to certain foreign currency fluctuations, primarily in Europe and Mexico. The source of currency risk in Europe is due to receivables denominated in local currency, although this has been largely offset by payables denominated in local currency. This natural hedging approach has substantially limited the Company's net exposure to the effect of currency fluctuations and management believes additional hedging has not been merited. As the Company's sales in Europe grow, this strategy will require review and the Company may experience greater exposure to currency fluctuations as a result of its increasing international activities. In the fourth quarter of fiscal 1996, the company formed a wholly owned subsidiary incorporated in the Netherlands. The establishment of Plantronics B.V. entailed, among other things, a transfer of a substantial number of functions and the associated positions and expenses from the United Kingdom to the Netherlands. The Company now incurs local expenses in Dutch guilders and a small proportion of expenses in pound sterling, while recording no revenue in Dutch guilders.

The Company's peso transaction exposure at its manufacturing subsidiary in Tijuana, Mexico is limited mostly to payroll. The favorable effects to the Company on the devaluation of the peso in the years reported was somewhat offset by local currency pay raises to its employees in Mexico. Because of these factors, management does not believe the devaluation has had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES. The Company's principal source of liquidity in the three-month period ended June 30, 1997 was $10.3 million of cash generated from operating activities. In the three-month period ended June 30, 1996, liquidity was principally provided by $7,729 million of cash generated from operating activities. Cash and cash equivalents increased to $50.6 million at June 30, 1997 from $23.9 million at June 30, 1996, primarily due to cash provided by operating activities. The Company has a $20.0 million revolving credit facility, including a $10.0 million letter of credit subfacility, with a major bank. In the quarter ended March 31, 1997, the Company renegotiated the terms of its credit facility so that borrowings are no longer secured and ongoing fees and costs are substantially reduced. As of June 30, 1997, the Company had no cash borrowings under the revolving credit facility and $1.9 million outstanding under the letter of credit subfacility. The terms of the credit facility contain covenants which materially limit the Company's ability to incur debt, make capital expenditures and pay dividends, among other matters. These covenants may have a materially adverse effect on the Company to the extent it cannot comply with them or it must limit its ordinary course activities.

OPERATING ACTIVITIES. In the three-month period ended June 30, 1997 the Company generated $10.4 million in net cash from operating activities, primarily as a result of $8.3 million in net income after depreciation of $.8 million, an increase in accrued liabilities and accounts payable of $1.2 million each and an increase in taxes payable of $2.9 million. This was partially offset by an increase in inventory and accounts receivable of $2.4 million and $2.1 million respectively. Inventory was increased to reduce order-to-ship cycles.

INVESTING ACTIVITIES. Capital expenditures were $2.4 million in the three-month period ended June 30, 1997, compared to $3.0 million in the three-month period ended June 30, 1996. The capital expenditure was primarily due to continuing investment in the upgrade of the Company's business information systems.

FINANCING ACTIVITIES. In the three-month period ended June 30, 1997, the Company repurchased 2,800 shares of its stock for $0.1 million and sold 13,398 shares of its stock held in treasury for $0.4 million and received $0.1 million in proceeds from the exercise of stock options. The Company repurchased 216,700 shares for $7.8 million during the three-month period ended June 30, 1996 and received $.2 million in stock option exercise proceeds.

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

The Company believes that current balances and cash provided by operations, together with available borrowing capacity under the revolving credit facility, will be sufficient to make required interest payments under the Senior Notes

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and to fund operations at least through fiscal 1998. Subject to the terms and conditions of the 10% Senior Note Indenture and the Company's revolving credit facility, under certain circumstances the Company may use cash for such purposes as paying down the line of credit, repurchasing Senior Notes or acquiring complementary businesses, products or technologies.

FORWARD LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE OPERATING RESULTS

The statement in the last sentence of the paragraph above captioned "Gross Profit" and the first sentence in the paragraph immediately above are forward looking statements which involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including the following:

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

COMPETITION. As the Company develops new generations of products and enters new market segments, including the developing business, computer, mobile and home office user segments of the market, the Company anticipates that it may face additional competition from companies which currently do not offer communications headsets. Such companies may be larger, offer broader product lines and have substantially greater financial and other resources than the Company. Such competition could negatively affect pricing and gross margins. Although the Company has historically competed very successfully in the call center segment of the market, there can be no assurance that it will be able to continue its leadership position in that segment of the market or that the Company will be able to compete successfully in the previously defined new market segments.

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

UTILIZATION OF SINGLE SOURCE SUPPLIERS. The Company's manufacturing operations primarily consist of assembly of components and subassemblies that Plantronics manufactures or purchases from a variety of sources. Although most components and subassemblies used in the Company's manufacturing operations are obtained, or are reasonably

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

available, from numerous sources, certain of its products and components (including semicustom integrated circuits that are key components of the Company's products) are currently obtained only from single suppliers. The Company currently purchases almost all such components on a purchase order basis and does not intend to enter into any new master purchase agreements with any of its single source suppliers. The Company has to date experienced only minor interruptions in the supply of these components, none of which have adversely affected its operations. However, an interruption in supply from any of the Company's single source suppliers in the future could temporarily result in the Company's inability to deliver products on a timely basis which, in turn, could adversely affect its operations.

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

RISK ASSOCIATED WITH FOREIGN OPERATIONS AND SALES. Approximately 27.1% of the Company's net sales in the first quarter of fiscal 1998 were derived from sales to foreign customers. In addition, the Company conducts approximately 94% of its headset assembly operations outside the United States and obtains components from various foreign suppliers. Manufacturing and sales of the Company's products could be adversely affected by political or economic conditions in the United States or abroad, particularly in Mexico. Sales to foreign customers and purchases of materials and components from foreign suppliers are also generally subject to such risks as increased tariffs and the imposition of other trade barriers.

Although the Company generally transacts business internationally in United States currency, declines in the values of local currencies relative to the United States dollar in countries in which the Company transacts business could adversely affect the Company by resulting in less competitive pricing for the Company's products. The Company does not currently engage in any hedging activities to mitigate exchange rate risks and to date has not been adversely affected by fluctuating currencies. To the extent that the Company is successful in increasing its sales to foreign customers, or to the extent that the Company increases its transactions in foreign currencies, the Company's results of operations could be adversely affected by exchange rate fluctuations.

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

                                PLANTRONICS, INC.
                           PART II. OTHER INFORMATION
                     ITEM 6. EXHIBITS & REPORTS ON FORM 8-K


     (a) Exhibits. The following exhibit is filed as part of this Quarterly Report on Form 10-Q.

        Exhibit
        Number                        Description

         3.1 Certificate of Amendment of Restated Certificate of Incorporation of Plantronics, Inc.

        27.1      Financial Data Schedule


     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended June 28, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  PLANTRONICS, INC.
                                  -------------------------------
                                  (Registrant)



August 12, 1997                   By: /s/ BARBARA V. SCHERER
-------------------------             -------------------------------
(Date)                                (Signature)
                                      Barbara V. Scherer
                                      Vice President




August 12, 1997                   /s/ BARBARA V. SCHERER
-------------------------         -------------------------------
(Date)                            (Signature)
                                  Barbara V. Scherer
                                  Vice President -- Finance and Administration
                                  and Chief Financial Officer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX




        Exhibit
        Number                        Description
        ------                        -----------

         3.1 Certificate of Amendment of Restated Certificate of Incorporation of Plantronics, Inc.

        27.1      Financial Data Schedule