Form 10-Q
period 1997-09-27
PLANTRONICS INC /CA/
filed 1997-11-10
CIK 914025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 27, 1997    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ______________________

Commission File Number 1-12696


                                PLANTRONICS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       77-0207692
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

   337 Encinal Street, P.O. Box 1802
        Santa Cruz, California                               95061-1802
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

                                       YES [X]     NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                       Outstanding at September 27, 1997
            -----                       ---------------------------------
 Common Stock, $.01 par value                     17,192,096

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      SEPTEMBER 27,   MARCH 29,
                                                                           1997         1997
                                                                         ---------    ---------
ASSETS

Current assets:
    Cash and cash equivalents                                            $  56,218    $  42,262
    Accounts receivable                                                     40,504       36,981
    Inventory                                                               23,507       20,042
    Deferred income taxes                                                    2,840        2,840
    Other current assets                                                       608          909
                                                                         ---------    ---------
       Total current assets                                                123,677      103,034

Property, plant and equipment, net                                          21,263       18,970
Other assets                                                                 4,619        5,237
                                                                         =========    =========
                                                                         $ 149,559    $ 127,241
                                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $  10,878    $   9,578
    Accrued liabilities                                                     22,146       20,441
    Income taxes payable                                                    10,239        9,674
                                                                         ---------    ---------
       Total current liabilities                                            43,263       39,693

Deferred income taxes                                                        1,616        1,616
Long-term debt                                                              65,050       65,050
                                                                         ---------    ---------
    Total liabilities                                                      109,929      106,359
                                                                         ---------    ---------
Stockholders' equity:
    Common stock; $0.01 par value,
       16,520,990 shares as of September 27,1997 and 16,366,212 shares
       as of March 29, 1997 issued and outstanding                             172          164
    Additional paid-in capital                                              58,841       58,224
    Cumulative translation adjustment                                         (891)        (891)
    Accumulated deficit                                                     (6,163)     (23,834)
                                                                         ---------    ---------
                                                                            51,959       33,663
    Less: Treasury stock
          (common: 671,106 shares in fiscal year 1998 and
          696,142 shares in fiscal 1997) at cost                           (12,329)     (12,781)
                                                                         ---------    ---------
       Total stockholders' equity                                           39,630       20,882
                                                                         ---------    ---------
                                                                         $ 149,559    $ 127,241
                                                                         =========    =========


See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              -------------------------       -------------------------
                                            SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER 28,
                                                1997            1996            1997            1996
                                              ---------       ---------       ---------       ---------
Net sales                                     $  56,539       $  47,120       $ 110,562       $  92,704
Cost of sales                                    26,003          21,787          50,959          42,871
                                              ---------       ---------       ---------       ---------
    Gross profit                                 30,536          25,333          59,603          49,833
                                              ---------       ---------       ---------       ---------

Operating expense:
    Research, development and engineering         4,395           3,270           8,384           6,733
    Selling, general and administrative          11,375           9,833          22,842          19,353
                                              ---------       ---------       ---------       ---------
      Total operating expenses                   15,770          13,103          31,226          26,086
                                              ---------       ---------       ---------       ---------
Operating income                                 14,766          12,230          28,377          23,747

Interest expense, including amortization
    of debt issuance costs                        1,737           1,760           3,493           3,550
Interest income and other income, net              (744)           (366)         (1,102)           (674)
                                              ---------       ---------       ---------       ---------
Income before income taxes                       13,773          10,836          25,986          20,871
Income tax expense                                4,407           3,684           8,315           7,096
                                              ---------       ---------       ---------       ---------
Net income attributable to holders
    of common stock                           $   9,366       $   7,152       $  17,671       $  13,775
                                              =========       =========       =========       =========

Net income per common share
    attributable to holders of common stock   $    0.51       $    0.40       $    0.98       $    0.77
                                              =========       =========       =========       =========

Shares used in per share calculations
    (See Note 2)                                 18,356          17,720          18,086          17,898
                                              =========       =========       =========       =========

See Notes to Unaudited Condensed Consolidated Financial Statements

                               PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                   SIX MONTHS     SIX MONTHS
                                                      ENDED         ENDED
                                                  SEPTEMBER 27,  SEPTEMBER 28,
                                                      1997           1996
                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 17,671       $ 13,775

Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of property and
         intangible assets                             1,772          1,194
    Other non-cash charges, net
                                                        --              342
    Changes in assets and liabilities:
      Accounts receivable                             (3,633)           253
      Provision for doubtful accounts                    110            300
      Inventory                                       (3,465)        (1,840)
      Other current assets                               301            412
      Other assets                                       499              3
      Accounts payable                                 1,300            (34)
      Accrued liabilities                              1,705           (201)
      Income taxes payable                               565            651
                                                    --------       --------
Cash provided by operating activities                 16,825         14,855
                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                              (3,946)        (4,695)
                                                    --------       --------
Cash used by investing activities                     (3,946)        (4,695)
                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options              625            737
    Purchase of treasury stock                          (116)           --
    Sale of treasury stock                               567        (12,014)
                                                    --------       --------
Cash used for and provided by financing
    activities                                         1,076        (11,277)
                                                    --------       --------

Net increase (decrease) in cash and
    cash equivalents                                  13,955         (1,117)
Cash and cash equivalents at beginning
    of period                                         42,262         26,787
                                                    ========       ========
Cash and cash equivalents at end of period          $ 56,217       $ 25,670
                                                    ========       ========

Supplemental disclosures:
    Cash paid for:
      Interest                                      $  3,267       $  3,281
                                                    ========       ========
      Income taxes                                  $  8,850       $  4,047
                                                    ========       ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION. The accompanying interim consolidated condensed financial statements of Plantronics, Inc. ("Plantronics," the "Company" or the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 29, 1997. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1997.

NOTE 2. EFFECT OF INCREASE IN STOCK AND STOCK SPLIT. In July 1997, the Company's stockholders approved an increase in the authorized shares of Common Stock of Plantronics, Inc., to 40,000,000. On September 2, 1997, the Company effected a two-for-one stock split in the form of a stock dividend to stockholders of record as of August 18, 1997. All share, per share, Common Stock, and capital in excess of par value amounts herein have been restated to reflect the effect of this split.

NOTE 3. PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31st (i.e. March 29, 1997) and the second fiscal quarter-end is the Saturday closest to September 30 (i.e. September 27, 1997 or September 28, 1996, as applicable). Plantronics' fiscal quarters ended September 27, 1997 and September 28, 1996 consisted of thirteen weeks each.

NOTE 4.   DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):


                  September 27,  March 29,
                      1997         1997
                     -------      -------
Inventories:
   Finished goods    $10,072      $11,056
   Work in process     4,101        1,647
   Purchased parts     9,334        7,339
                     -------      -------
                     $23,507      $20,042
                     =======      =======



Property, plant and equipment:
   Land                                                     $  4,693    $  4,693
   Buildings and improvements (useful lives: 10-40 years)      9,401       9,104

   Machinery and equipment (useful lives: 4-8 years)          29,598      25,949
                                                            --------    --------
                                                              43,692      39,746
Less accumulated depreciation                                (22,429)    (20,776)
                                                            --------    --------
                                                            $ 21,263    $ 18,970
                                                            ========    ========


NOTE 5. FOREIGN CURRENCY TRANSACTIONS. The Company's functional currency for all operations is the US dollar. Accordingly, gains and losses resulting from the remeasurement of the financial statements of foreign subsidiaries into U.S. dollars are included in other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income (expense). Aggregate exchange losses in the fiscal quarter ended September 27, 1997 were $0.1 million. There was a $0.1 million exchange gain in the comparable period ending September 28, 1996. Through the two fiscal quarters ended

September 27, 1997 aggregate exchange losses equaled $0.3 million and for the comparable period ended September 28, 1996 exchange gains equaled exchange losses.

NOTE 6. NET INCOME PER SHARE. Net income per share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock method). Common equivalent shares include stock options.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS.

Effective December 27, 1997 the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options will be excluded. The basic earnings per share are expected to reflect an increase of $0.06 and $0.05 per share for the quarters ended September 27,1997 and September 28,1996, respectively, over the primary earnings per share reported for these quarters. For the six month periods then ended, the increases are expected to be $0.10 and $0.09 per share, respectively. A calculation of diluted earnings per share will also be required. This amount is not expected to differ materially from the Company's reported primary earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending March 27, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company plans to adopt the disclosure requirements and report comprehensive income as part of the Consolidated Statements of Shareholders' Equity as required under SFAS 130, and expects there to be no material impact on the Company's financial position and results of operations as a result of the adoption of this new accounting standard.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises the required information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in fiscal 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales. The Company's fiscal year 1998 runs from March 30, 1997 through March 28, 1998. The Company's fiscal year 1997 ran from March 31, 1996 through March 29, 1997. The second quarter of the Company's fiscal 1998 commenced June 29, 1997 and ended September 27, 1997.


                               Three Months Ended             Six Months Ended
                              --------------------          --------------------
                          September 27,   September 28, September 27,   September 28,
                               1997           1996           1997           1996
                              -----          -----          -----          -----
Net sales                     100.0%         100.0%         100.0%         100.0%

Cost of sales                  46.0           46.2           46.1           46.2
                              -----          -----          -----          -----
      Gross profit             54.0           53.8           53.9           53.8
Research and development        7.8            6.9            7.6            7.3
Selling, general and admin     20.1           20.9           20.6           20.9
                              -----          -----          -----          -----

Operating income               26.1           26.0           25.7           25.6
Other (income) expense          1.8            3.0            2.2            3.1
                              -----          -----          -----          -----


Income before income taxes     24.4           23.0           23.5           22.5
Income tax expense              7.8            7.8            7.5            7.7
                              -----          -----          -----          -----

Net Income                     16.6%          15.2%          16.0%          14.9%
                              -----          -----          -----          -----


NET SALES. Net sales for the quarter ended September 27, 1997 were $56.5 million, an increase of 20% over net sales of $47.1 million for the quarter ended September 28, 1996. Domestic sales increased 19% in the second quarter to $38.8 million. International revenues for the second quarter of fiscal 1998 were $17.7 million, an increase of 22% over the comparable period in fiscal 1997. Consolidated net sales for the first two quarters of fiscal 1998, commencing March 30, 1997 and ended September 27, 1997, were $110.6 million, an increase of 19% over net sales of $92.7 million in the same period in fiscal 1997. Domestic sales in the first two quarters of fiscal 1998 were $78.0 million, an increase of 20% over the comparable period of fiscal 1997. International net sales in the first half of fiscal 1998 totaled $32.6 million, up 17% over the same period in fiscal 1997.

GROSS PROFIT. Gross profit of $30.5 million for the quarter ended September 27, 1997 increased by $5.2 million over the same period in fiscal 1997, a 21% increase. Gross profit of $59.6 million for the first two quarters of fiscal 1998 grew by $9.8 million, an increase of 20% over the comparable period of fiscal 1997. The increases in gross profits principally reflect the increase in revenues, with continuing benefits from manufacturing efficiencies and cost reduction programs.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended September 27, 1997 were $4.4 million compared to $3.3 million for the quarter ended September 28, 1996, an increase of $1.1 million. Expenses for the first half of fiscal year 1998 grew $1.7 million over the first half of fiscal 1997. Increased staff and costs associated with new product development account for the increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal 1998 quarter ended September 27, 1997 were $11.4 million compared to $9.8 million for the fiscal 1997 quarter ended September 28, 1996. Expenses in the first half of fiscal 1998 were $3.5 million higher than the expenses in the

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

first half of fiscal 1997. The overall increases in selling, general and administrative expenses in the second quarter and first half of fiscal 1998 were the result of additional staffing of sales and marketing positions worldwide, increased spending in market research programs, costs associated with higher sales volume worldwide and costs due to introductions of new products.

OTHER INCOME / EXPENSE. Interest expense, interest income and other income for the second quarter of fiscal 1998 resulted in a net expense of $1.0 million, down from the net expense of $1.4 million for the same period in fiscal 1997. The total of other income/expense for the first half of fiscal 1998 was a net expense of $2.4 million, down from the net expense of $2.9 million for the comparable period in fiscal 1997. The reduction in interest expense, net of interest income and other income, is primarily attributable to interest income derived from increases in cash and cash equivalents.

FOREIGN CURRENCY. The Company's cash flows are substantially US dollar denominated. However, the Company is exposed to certain foreign currency fluctuations, primarily in Europe and Mexico. The source of currency risk in Europe is due to receivables denominated in local currency, although this has been largely offset by payables denominated in local currency. This natural hedging approach has substantially limited the Company's net exposure to the effect of currency fluctuations and management believes additional hedging has not been merited. As the Company's sales in Europe grow, this strategy will require review and the Company may experience greater exposure to currency fluctuations as a result of its increasing international activities. In the fourth quarter of fiscal 1996, the company formed Plantronics B.V., a wholly owned subsidiary incorporated in the Netherlands. Administrative functions, particularly with respect to the Company's international sales, were transferred to Plantronics B.V. The Company now incurs local expenses in its Plantronics, B.V. subsidiary in Dutch guilders and a small proportion of expenses in pounds sterling, while recording no revenue in Dutch guilders.

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

INCOME TAX EXPENSE. The Company's effective tax rate is 32% in the quarter ended September 27, 1997, down from 34% in the quarter ended June 30, 1996, due to the increased recognition of revenues in countries with tax rates lower than the United States.

LIQUIDITY AND CAPITAL RESOURCES. The Company's principal source of liquidity in the six-month period ended September 27, 1997 was $16.8 million of cash generated from operating activities. In the six-month period ended September 28, 1996, liquidity was principally provided by $14.9 million of cash generated from operating activities. Cash and cash equivalents increased to $56.2 million at September 27, 1997, from $25.7 million at September 28, 1996, primarily due to cash provided by operating activities. The Company has a $20.0 million credit facility, including a $10.0 million letter-of-credit subfacility, with a major bank. As of September 27, 1997, the Company had no cash borrowings under the revolving credit facility and $2.7 million outstanding under the letter-of-credit subfacility. The terms of the credit facility contain covenants which materially limit the Company's ability to incur debt, make capital expenditures and pay dividends, among other matters. These covenants may adversely affect the Company to the extent it cannot comply with them or it must limit its ordinary course of activities.

OPERATING ACTIVITIES. In the six-month period ended September 27, 1997 the Company generated $16.8 million in net cash from operating activities, primarily as a result of $17.7 million in net income. Depreciation and amortization grew to $1.8 million. The increase in accrued liabilities and accounts payable of $1.7 million and $1.3 million was offset by an increase in inventory and accounts receivable of $3.5 million and $3.6 million respectively, due to the increased volume of sales. Work in process increased $2.5 million in the first six months of fiscal 1997, as production increased to meet increased sales volumes. Despite the increases in production, customer order backlog increased in the fiscal quarter ended September 27, 1997. The Company will continue to

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

evaluate order receipts and backlog throughout the year and work to balance production with demand as appropriate.

INVESTING ACTIVITIES. Capital expenditures were $3.9 million in the six-month period ended September 27, 1997, compared to $4.7 million in the six-month period ended September 28, 1996. Capital expenditures were incurred principally in the continued upgrade of the Company's business information systems, and tooling to expand manufacturing capacity.

FINANCING ACTIVITIES. In the six-month period ended September 27, 1997, the Company sold 30,636 shares of its Treasury Stock for $0.6 million, repurchased 5,600 shares of its Common Stock for $0.1 million and received $0.6 million in proceeds from the exercise of stock options. The Company repurchased 655,894 shares of its Common Stock for $12.0 million during the six-month period ended September 28, 1996 and received $0.7 million in stock option exercise proceeds.

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

The Company believes that current balances and cash provided by operations, together with available borrowing capacity under the revolving credit facility, will be sufficient to make required interest payments under the Senior Notes and to fund operations at least through fiscal 1998. Subject to the terms and conditions of the 10% Senior Note Indenture and the Company's revolving credit facility, the Company may use available cash for such purposes as paying down the line of credit, repurchasing Senior Notes or acquiring complementary businesses, products or technologies.

2.   FORWARD LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE OPERATING RESULTS

The statements in the last sentence of the paragraph captioned "Operating Activities," and the first sentence in the paragraph immediately above are forward looking statements which involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including the following:

NEED TO SUCCESSFULLY DEVELOP NEW PRODUCTS AND MARKETS. The Company's net sales to date have been derived principally from the sale of lightweight communications headsets ("tops") and associated telephone adapter bases ("bottoms"). Historically, a substantial amount of the Company's sales have been made through distributors to call center users such as telemarketing personnel, reservation agents, telephone operators and air traffic controllers. The Company has recently expanded its marketing efforts to sell lightweight headsets to the business, computer, mobile and home office user market segments. The Company's product development efforts historically have been directed toward incremental enhancements of existing products. The Company intends to both continue enhancement of its existing products and develop new products that capitalize on its core technologies and thus expand the Company's product offerings to new user market segments. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, cost-effective manufacture of such products, quality of new products and market acceptance. To be successful in the future, the Company's must be able to develop new products, qualify these new products with its customers, successfully introduce these products to the market on a timely basis, and commence and sustain volume production to meet customer demands. Although the Company has attempted to determine the potential market segments where its present and potential future products can be sold, there can be no assurance that the

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

market segments identified will in fact materialize with significant sales volumes. Although the Company has attempted to determine the specific needs of these new market segments, there is no assurance that the Company's present and future products designed for these market segments will gain substantial market acceptance. As set forth below, there is no assurance that new products can be manufactured cost-effectively to meet the potential demand if the market segments develop and the Company's products meet the needs of users within those potential market segments.

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

DEMAND OF CHANGING TECHNOLOGIES. The technology of telephone headsets, both "tops" and "bottoms," has traditionally evolved slowly. Products have traditionally exhibited life cycles of three to five years before introduction of the next generation of products. Next generation products usually included stylistic changes and quality improvements but were based on similar technology. The Company believes that future changes in technology may come at a faster pace, particularly in the telephone, cellular telephone and computer uses in the business and home office market segments. In addition, in order to avoid product obsolescence, the Company will have to monitor technological changes in telephony and computer technologies, as well as users' demands for new technologies. The Company may experience fluctuations in manufacturing yields that can materially affect the Company's operations, particularly in the start-up phase of new products or new manufacturing processes. The Company's future success will be dependent in part on its ability to successfully develop and manufacture products that utilize new technologies and introduce them to the marketplace. Failure by the Company to keep pace with future technological changes could materially adversely affect the Company's revenues and operating results.

NEED TO MATCH PRODUCTION TO DEMAND. Historically, the Company has seen steady increases in customer demand for its products and has generally been able to increase production to meet that demand. However, there is no assurance that the Company will continue to be able to balance production with demand. Demand for the Company's products is dependent on many factors and such demand is inherently difficult to forecast. Rapid increases in production levels could require expenditures that may negatively affect gross margins and may result in decreased manufacturing yields. Failure to balance demand and production could result in excesses or shortages of components and parts and excesses or shortages of manufacturing capacity. Failure to meet demand could result in the inability to meet customer expectations and adversely affect its operations.

UTILIZATION OF SINGLE SOURCE SUPPLIERS. The Company's manufacturing operations primarily consist of assembly of components and subassemblies that Plantronics manufactures or purchases from a variety of sources. The cost, quality and availability of such components are essential to the successful production of the Company's communications products. Most components and subassemblies used in the Company's manufacturing operations are obtained, or are reasonably available, from numerous sources. However, certain of its subassemblies and components are currently obtained only from single suppliers. The Company currently purchases those goods on a purchase order basis and does not intend to enter into master purchase agreements with any of its single source suppliers. The Company has to date experienced only minor interruptions in the supply of these components, none of which has adversely affected its operations. However, an interruption in supply from any of the Company's single source suppliers in the future could temporarily result in the Company's inability to deliver products on a timely basis, which in turn could adversely affect its operations.

IMPORTANCE OF PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS. The Company's success will depend in part on its ability to obtain patents and preserve other intellectual property rights covering the design and operation of its products. The Company currently holds certain patents and intends to continue to seek patents on its inventions

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

RISK ASSOCIATED WITH FOREIGN OPERATIONS AND SALES. The Company's net sales were derived from United States and foreign customers. In addition, the Company conducts the majority of its headset assembly operations outside the United States and obtains components from various foreign suppliers. Offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, taxes, tariffs and import/export regulations, political unrest, fluctuations in currency exchange rates and geographic limitations on management controls and reporting. There can be no assurance that the inherent risks of offshore operations, particularly in Mexico, will not adversely affect the Company's business, operating results and financial condition in the future.

Although the Company generally transacts business internationally in United States currency, declines in the values of local currencies relative to the United States dollar in countries in which the Company sells its products could adversely affect the Company by resulting in less competitive pricing for the Company's products. The Company does not currently engage in any hedging activities to mitigate exchange rate risks and to date has not been adversely affected by fluctuating currencies. To the extent that the Company is successful in increasing its sales to foreign customers, or to the extent that the Company increases its transactions in foreign currencies, the Company's results of operations could be adversely affected by exchange rate fluctuations.

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

                                PLANTRONICS, INC.
                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

 (a) The 1997 Annual Meeting of Stockholders of Plantronics, Inc. (the "Company") was held at the Corporate offices of Plantronics, Inc., 337 Encinal St., Santa Cruz, CA 95060, on July 30, 1997 (the "Annual Meeting").

(b) At the Annual Meeting, the following seven individuals were elected to the Company's Board of Directors, constituting all members of the Board of Directors:


Nominee            Votes Cast For        Withheld or Against
-------            --------------        -------------------
Robert S. Cecil       7,662,444            29,973
Robert F.B. Logan     7,662,499            29,918
M. Saleem Muqaddam    7,662,899            29,518
John Mowbray O'Mara   7,660,999            31,418
Trude C. Taylor       7,660,999            31,418
J. Sidney Webb        7,660,999            31,418
David A. Wegmann      7,650,499            41,918


(c) The following additional proposals were considered at the Annual Meeting and were approved by the vote of the Stockholders, in accordance with the tabulation shown below.

        (1) Proposal to increase the authorized number of shares of Common Stock from 25,000,000 to 40,000,000 shares.

               Votes For            Votes Against         Abstain
               ---------            -------------         -------
               6,610,117            1,079,598             2,702


        (2) Proposal to ratify the appointment of Price Waterhouse LLP as the independent public accountants of the Company for the fiscal year ending March 28, 1998.


               Votes For            Votes Against         Abstain
               ---------            -------------         -------
               7,676,602            13,753                2,062


ITEM 5.  OTHER INFORMATION

        The registrant's Chief Financial Officer, Barbara Scherer, joined the Company in April 1997, having last been employed as Chief Financial Officer of Streamlogic Corporation. Streamlogic Corporation filed voluntarily for protection under Chapter 11 of the federal Bankruptcy Code on June 26, 1997.

ITEM 6.  EXHIBITS & REPORTS  ON FORM 8-K

(a) Exhibits. The following exhibit is filed as part of this Quarterly Report on Form 10-Q.


         Exhibit
         Number     Description
         ------     -----------
          27.1      Financial Data Schedule


(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended September 27, 1997.

                                PLANTRONICS, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              PLANTRONICS, INC.
                                              (Registrant)


NOVEMBER 10, 1997                              /s/ Barbara V. Scherer
-------------------------------               -------------------------------
(Date)                                        (Signature)

                                              Barbara V. Scherer
                                              Vice President





NOVEMBER 10, 1997                              /s/ Barbara V. Scherer
-------------------------------               -------------------------------
(Date)                                        (Signature)

                                              Barbara V. Scherer
                                              Vice President - Finance and
                                              Administration and Chief Financial
                                              Officer
                                              (Principal Financial Officer)

                                PLANTRONICS, INC.
                                  EXHIBIT INDEX


Exhibit Number
--------------
     27.1            Financial Data Schedule