Form 10-Q
period 1997-12-27
PLANTRONICS INC /CA/
filed 1998-02-10
CIK 914025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 27, 1997       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

Commission File Number 1-12696

                                PLANTRONICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  77-0207692
 -------------------------------                    ----------------
 (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

 337 Encinal Street, P.O. Box 1802
       Santa Cruz, California                              95061-1802
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (408) 426-6060



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at December 27, 1997
  ----------------------------                --------------------------------
  Common Stock, $.01 par value                             16,550,899

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 DECEMBER 27,      MARCH 29,
                                                                                    1997             1997
                                                                                  ---------        ---------
ASSETS

Current assets:
     Cash and cash equivalents                                                    $  62,083        $  42,262
     Accounts receivable, net                                                        43,571           36,981
     Inventory                                                                       30,574           20,042
     Deferred income taxes                                                            2,840            2,840
     Other current assets                                                             1,525              909
                                                                                  ---------        ---------
        Total current assets                                                        140,593          103,034

Property, plant and equipment, net                                                   21,064           18,970
Other assets                                                                          4,149            5,237
                                                                                  =========        =========
        Total assets                                                              $ 165,806        $ 127,241
                                                                                  =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $  12,739        $   9,578
     Accrued liabilities                                                             25,971           20,441
     Income taxes payable                                                             8,690            9,674
                                                                                  ---------        ---------
        Total current liabilities                                                    47,400           39,693

Deferred income taxes                                                                 1,616            1,616
Long-term debt                                                                       65,050           65,050
                                                                                  ---------        ---------
     Total liabilities                                                              114,066          106,359
                                                                                  ---------        ---------
Stockholders' equity:
     Common stock, $0.01 par value per share; 40,000,000 shares authorized,
        16,550,899 shares as of December 27, 1997 and 16,366,212 shares                 172              164
        as of March 29, 1997 issued and outstanding
     Additional paid-in capital                                                      60,317           58,224
     Cumulative translation adjustment                                                 (891)            (891)
     Retained Earnings                                                                4,258          (23,834)
                                                                                  ---------        ---------
                                                                                     63,856           33,663
     Less: Treasury stock
            (common: 660,397 shares as of December 27,1997 and 696,142
            shares as of March 29, 1997) at cost                                    (12,116)         (12,781)
                                                                                  ---------        ---------
        Total stockholders' equity                                                   51,740           20,882
                                                                                  ---------        ---------
        Total liabilities and stockholders' equity                                $ 165,806        $ 127,241
                                                                                  =========        =========


See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        --------------------------        --------------------------
                                                       DECEMBER 27,     DECEMBER 28,     DECEMBER 27,     DECEMBER 28,
                                                           1997            1996             1997             1996
                                                        ---------        ---------        ---------        ---------
Net sales                                               $  62,017        $  50,309        $ 172,579        $ 143,014
Cost of sales                                              28,464           23,548           79,423           66,420
                                                        ---------        ---------        ---------        ---------
    Gross profit                                           33,553           26,761           93,156           76,594
                                                        ---------        ---------        ---------        ---------

Operating expense:
    Research, development and engineering                   4,591            3,637           12,975           10,370
    Selling, general and administrative                    12,330           10,020           35,172           29,373
                                                        ---------        ---------        ---------        ---------
       Total operating expenses                            16,921           13,657           48,147           39,743
                                                        ---------        ---------        ---------        ---------
Operating income                                           16,632           13,104           45,009           36,851

Interest expense, including amortization
    of debt issuance costs                                  1,755            1,763            5,248            5,314
Interest income and other income, net                        (447)            (542)          (1,549)          (1,218)
                                                        ---------        ---------        ---------        ---------
Income before income taxes                                 15,324           11,883           41,310           32,755
Income tax expense                                          4,903            4,040           13,218           11,137
                                                        ---------        ---------        ---------        ---------
Net income attributable to holders
    of common stock                                     $  10,421        $   7,843        $  28,092        $  21,618
                                                        =========        =========        =========        =========


Basic earnings per common share                         $    0.63        $    0.48        $    1.70        $    1.32
                                                        =========        =========        =========        =========
     Shares used in basic per share calculations           16,547           16,256           16,482           16,333
                                                        =========        =========        =========        =========


Diluted earnings per common share                       $    0.57        $    0.44        $    1.54        $    1.21
                                                        =========        =========        =========        =========
    Shares used in diluted per share calculations          18,383           17,640           18,200           17,810
                                                        =========        =========        =========        =========


See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        NINE MONTHS     NINE MONTHS
                                                                           ENDED           ENDED
                                                                        DECEMBER 27,    DECEMBER 28,
                                                                            1997            1996
                                                                          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 28,092        $ 21,618
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization of property and intangible assets          2,896           2,129
    Gain on sale of property & equipment                                        --             (10)
    Other non-cash charges, net                                                 --             507
    Changes in assets and liabilities:
       Accounts receivable                                                  (6,969)          1,309
       Provision for doubtful accounts                                         379             166
       Inventory                                                           (10,532)         (2,394)
       Other current assets                                                   (616)            215
       Other assets                                                            854            (189)
       Accounts payable                                                      3,161             392
       Accrued liabilities                                                   5,530           1,846
       Income taxes payable                                                   (984)          1,836
                                                                          --------        --------
Cash provided by operating activities                                       21,811          27,425
                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (4,756)         (6,426)
    Proceeds from sale of property and equipment                                --              15
                                                                          --------        --------
Cash used by investing activities                                           (4,756)         (6,411)
                                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                  2,101             804
    Purchase of treasury stock                                                (116)        (12,873)
    Sale of Treasury Stock                                                     781              --
                                                                          --------        --------
Cash provided by (used for) financing activities                             2,766         (12,069)
                                                                          --------        --------

Net increase (decrease) in cash and
    cash equivalents                                                        19,821           8,945
Cash and cash equivalents at beginning
    of period                                                               42,262          26,787
                                                                          ========        ========
Cash and cash equivalents at end of period                                $ 62,083        $ 35,732
                                                                          ========        ========

Supplemental disclosures:
    Cash paid for:
       Interest                                                           $  3,291        $  3,304
       Income taxes                                                       $ 12,464        $  9,332
                                                                          ========        ========


See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION. The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," the "Company" or the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared, without audit, in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended March 29, 1997. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1997.

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

NOTE 3. PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31st (i.e. March 29, 1997) and the third fiscal quarter-end is the Saturday closest to December 31 (i.e. December 27, 1997 or December 28, 1996, as applicable). Plantronics' fiscal quarters ended December 27, 1997 and December 28, 1996 consisted of thirteen weeks each.

NOTE 4.   DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):


                                                               December 27,     March 29,
                                                                   1997           1997
                                                                 --------        --------
Inventories:
    Finished goods                                               $ 10,906        $ 11,056
    Work in process                                                 4,481           1,647
    Purchased parts                                                15,187           7,339
                                                                 --------        --------
                                                                 $ 30,574        $ 20,042
                                                                 ========        ========

Property, plant and equipment:
    Land                                                         $  4,693        $  4,693
    Buildings and improvements (useful lives: 10-40 years)          9,463           9,104
    Machinery and equipment (useful lives: 4-8 years)              30,346          25,949
                                                                 --------        --------
                                                                   44,502          39,746
Less accumulated depreciation                                     (23,438)        (20,776)
                                                                 --------        --------
                                                                 $ 21,064        $ 18,970
                                                                 ========        ========


NOTE 5. FOREIGN CURRENCY TRANSACTIONS. The Company's functional currency for all operations is the U.S. dollar. Accordingly, gains and losses resulting from the remeasurement of the financial statements of foreign subsidiaries into U.S. dollars are included in other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income (expense). Exchange gains equaled exchange losses in the fiscal quarter ended December 27, 1997. There was a $0.2 million exchange gain in the comparable period ended December 28, 1996. Through the three fiscal quarters ended

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1997 aggregate exchange losses equaled $0.3 million and for the comparable period ended December 28, 1996 exchange gains equaled $0.2 million.


NOTE 6. NET INCOME PER SHARE. Effective December 27, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard requires presentation of basic earnings per share, from which the dilutive effect of stock options is excluded, and diluted earnings per share. The dilutive effect of stock options is calculated using the treasury stock method. FAS 128 requires that the average stock price for the period be used in determining the number of treasury shares assumed purchased rather than the higher of the average or ending stock price as prescribed by Accounting Principles Board Opinion 15. Net income per share is based on the weighted average common shares outstanding and weighted dilutive common equivalent shares. Common equivalent shares include stock options.

RECONCILIATION OF NUMERATORS AND DENOMINATORS FOR BASIC AND DILUTED EPS COMPUTATIONS


                                             Three Months Ended          Nine Months Ended
                                           ---------------------       ---------------------
                                         December 27,   December 28,  December 27,  December 28,
                                            1997          1996           1997          1996
                                           -------       -------       -------       -------
                                                  (in thousands, except per share data)
Net income (numerator)                     $10,421       $ 7,843       $28,092       $21,618

Weighted Average Outstanding Shares
(denominator)                               16,547        16,256        16,482        16,333
Weighted Average Stock Options               1,836         1,384         1,718         1,477
                                           -------       -------       -------       -------

Weighted Average Diluted Outstanding
Shares (denominator)                        18,383        17,460        18,200        17,810
                                           =======       =======       =======       =======

Basic earnings per common share            $  0.63       $   .48       $  1.70       $  1.32
Diluted earnings per common share          $  0.57       $   .44       $  1.54       $  1.21


A restatement of the prior quarter's results is included to reflect basic and diluted earnings per share under the new standard.


                                Three Months Ended        Three Months Ended        Six Months Ended
                               -------------------       -------------------       -------------------
                              June 28,     June 29,     Sept. 27,    Sept. 28,    Sept. 27,    Sept. 28,
                                1997         1996         1997         1996         1997         1996
                               ------       ------       ------       ------       ------       ------
                                                 (in thousands, except per share data)
Net Income                      8,305        6,625        9,366        7,152       17,671       13,775

Weighted Shares                16,399       16,686       16,500       16,380       16,450       16,533

Basic EPS                      $ 0.51       $ 0.40       $ 0.57       $ 0.44       $ 1.08       $ 0.83
                               ======       ======       ======       ======       ======       ======

Weighted shares assuming       17,820       18,072       18,356       17,720       18,086       17,898
dilution

Diluted EPS                    $ 0.47       $ 0.37       $ 0.51       $ 0.40       $ 0.98       $ 0.77
                               ======       ======       ======       ======       ======       ======

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending March 27, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company plans to adopt the disclosure requirements and report comprehensive income as part of the Consolidated Statements of Shareholders' Equity as required under SFAS 130, and expects there to be no material impact on the Company's financial position and results of operations as a result of the adoption of this new accounting standard.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises the required information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in fiscal 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statement relating to the ability to make required interest payments in the first sentence in the last paragraph under "Financial Condition" and the statements below under "Risk Factors Affecting Future Operating Results." In addition, the Company may from time to time make oral forward looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere herein, the Company's annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS:

The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales. The Company's fiscal year 1998 runs from March 30, 1997 through March 28, 1998. The Company's fiscal year 1997 ran from March 31, 1996 through March 29, 1997. The third quarter of the Company's fiscal 1998 commenced September 28, 1997 and ended December 27, 1997.


                                            Three Months Ended              Nine Months Ended
                                          ---------------------           ---------------------
                                        December 27,    December 28,   December 27,    December 28,
                                           1997            1996            1997           1996
                                          -----           -----           -----           -----
Net sales                                 100.0%          100.0%          100.0%          100.0%

Cost of sales                              45.9            46.8            46.0            46.4
                                          -----           -----           -----           -----
      Gross profit                         54.1            53.2            54.0            53.6

Research and development                    7.4             7.2             7.5             7.3
Selling, general and administrative        19.9            19.9            20.4            20.5

Operating income                           26.8            26.0            26.1            25.8
Other (income) expense                      2.1             2.4             2.1             2.9

Income before income taxes                 24.7            23.6            23.9            22.9
Income tax expense                          7.9             8.0             7.7             7.8

Net Income                                 16.8            15.6            16.3            15.1
                                          -----           -----           -----           -----


Net sales for the quarter ended December 27, 1997 were $62.0 million, an increase of 23.3% over net sales of $50.3 million for the quarter ended December 28, 1996. During this period domestic sales were $43.1 million, an increase of 20.7%, while international revenues were $18.9 million, an increase of 29.5% over the comparable period in fiscal 1997. Consolidated net sales for the first three quarters of fiscal 1998, commencing March 30, 1997 and ended December 27, 1997, were $172.6 million, an increase of 20.7% over net sales of $143.0 million in the same period fiscal 1997. Domestic sales in the first three quarters of fiscal 1998 were $121.0 million, an increase of 20.3% over the comparable period of fiscal 1997. International net sales in the first three quarters of fiscal 1998 totaled $51.6 million, up 21.7% over the same period in fiscal 1997.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Gross profit of $33.6 million for the quarter ended December 27, 1997 increased by $6.8 million over the quarter ended December 28, 1996, a 25.4% increase. Gross profit of $93.2 million for the first three quarters of fiscal 1998 grew by $16.6 million, an increase of 21.6% over the comparable period of fiscal 1997. The increases in gross profits principally reflect the increase in revenues, with benefits from cost improvements on existing products. Changes in material and labor costs and changes in distribution channels may have an adverse effect on gross profit percentage in the future. For a description of additional risks which may impact gross profit see the section entitled "Risk Factors Affecting Future Operating Results."

Research, development and engineering expenses for the quarter ended December 27, 1997 were $4.6 million compared to $3.6 million for the quarter ended December 28, 1996, an increase of $1.0 million. Expenses for the first half of fiscal year 1998 grew $2.6 million over the first half of fiscal 1997. Increases were from costs associated with new product development and improvements to existing products.

Selling, general and administrative expenses for the quarter ended December 27, 1997 were $12.3 million compared to $10.0 million for the fiscal 1997 quarter ended December 28, 1996. SG&A expenses in the first three quarters of fiscal 1998 were $8.4 million higher than the expenses in the first three quarters of fiscal 1997. The overall increases in selling, general and administrative expenses in the third quarter and first three quarters of fiscal 1998 are from costs associated with higher sales volume worldwide, increases in market research and planned increases in general and administrative costs. The expenses reflect the planned decrease of SG&A costs as a percentage of net sales.

Interest expense, interest income and other income for the third quarter of fiscal 1998 resulted in a net expense of $1.3 million, slightly up from the net expense of $1.2 million for the same period in fiscal 1997. The increase in net expense in the third quarter fiscal 1998 was primarily due to other income losses as compared to favorable exchange gains and other income gains in the third quarter of fiscal 1997 . The total of other income/expense for the first three quarters of fiscal 1998 was a net expense of $3.7 million, down from the net expense of $4.1 million for the comparable period in fiscal 1997. The reduction in interest expense, net of interest income and other income, is primarily attributable to interest income derived from increases in cash and cash equivalents.

The Company's cash flows are substantially U.S. dollar denominated. However, the Company is exposed to certain foreign currency fluctuations, primarily in Europe and Mexico. The source of currency risk in Europe is due to receivables denominated in local currency, although this has been largely offset by payables denominated in local currency. This natural hedging approach has substantially limited the Company's net exposure to the effect of currency fluctuations and management believes additional hedging has not been merited. As the Company's sales in Europe grow, this strategy will require review and the Company may experience greater exposure to currency fluctuations as a result of its increasing international activities. In the fourth quarter of fiscal 1996, the company formed Plantronics B.V., a wholly owned subsidiary incorporated in the Netherlands. Administrative functions, particularly with respect to the Company's international sales, were transferred to Plantronics B.V. The Company now incurs local expenses in its Plantronics B.V. subsidiary in Dutch guilders and a small proportion of expenses in pounds sterling, while recording no revenue in Dutch guilders.

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

The Company's effective tax rate is 32% in the quarter ended December 27, 1997, down from 34% in the quarter ended December 28, 1996, due to the increased recognition of revenues in countries with tax rates lower than the United States.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

The Company's principal source of liquidity in the nine-month period ended December 27, 1997 was $21.8 million of cash generated from operating activities. In the nine-month period ended December 28, 1996, liquidity was principally provided by $27.4 million of cash generated from operating activities. Cash and cash equivalents increased to $62.1 million at December 27, 1997, from $35.7 million at December 28, 1996, primarily due to cash provided by operating activities. The Company has a $20.0 million credit facility, including a $10.0 million letter-of-credit subfacility, with a major bank. As of December 27, 1997, the Company had no cash borrowings under the revolving credit facility and $1.9 million outstanding under the letter-of-credit subfacility. The terms of the credit facility contain covenants which materially limit the Company's ability to incur debt, make capital expenditures and pay dividends, among other matters. These covenants may adversely affect the Company to the extent it cannot comply with them or it must limit its ordinary course of activities.

In the nine-month period ended December 27, 1997, the $21.8 million in net cash generated from operating activities was due primarily to $28.1 million in net income. Depreciation and amortization grew to $2.9 million, primarily as the result of the implementation of a new business information system. The increases in inventory of $10.5 million and accounts receivable of $7.0 million, due to the increased volume of sales, was partially offset by accrued liabilities and accounts payable of $3.2 million and $5.5 million. Work in process increased $2.8 million in the first nine months of fiscal 1998 and raw materials increased $7.8 million as production rose to meet higher sales demand.

Capital expenditures were $4.8 million in the nine-month period ended December 27, 1997. Capital expenditures were incurred principally in the upgrade of the Company's business information systems and acquisition of tooling to expand manufacturing capacity.

In the nine-month period ended December 27, 1997, the Company sold 42,245 shares of its Treasury Stock for $0.8 million, repurchased 6,500 shares of its Common Stock for $0.1 million and received $2.1 million in proceeds from the exercise of stock options. The Company's Board of Directors voted for a stock repurchase plan effective beginning the fourth quarter of fiscal 1998. The Company is authorized to repurchase up to an aggregate of 500,000 shares of its common stock, depending upon market conditions, in open market transactions occurring from time to time. The maximum of 500,000 shares represents approximately 3% of the 16,550,899 shares outstanding as of December 27, 1997.

The Company has Senior Notes in a principal amount of $65.1 million outstanding that bear interest, payable semi-annually, at a rate of 10% per annum and mature on January 15, 2001. The Senior Notes are redeemable, at the Company's option, in whole or in part, any time after January 15, 1999. The Senior Note Indenture contains certain covenants that, among other things, materially limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, issue preferred stock of subsidiaries, engage in transactions with affiliates, create liens, engage in mergers and consolidations, make certain asset sales or make certain investments. The Senior Note Indenture also provides that holders of the Senior Notes have the right to require the Company to repurchase the Senior Notes in the event of a "change in control" and certain various defined events of default.

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

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS:

Plantronics participates in an increasingly volatile industry that is characterized by industry-wide competition for business. Industry participants confront aggressive pricing practices, continually changing customer demand patterns, growing competition from new market entrants, and increasingly rapid technological development. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

NEED TO SUCCESSFULLY DEVELOP NEW PRODUCTS AND MARKETS. The Company's net sales to date have been derived principally from the sale of lightweight communications headsets ("tops") and associated telephone adapter bases ("bottoms"). Historically, a substantial amount of the Company's sales have been made through distributors to call center users such as telemarketing personnel, reservation agents, telephone operators and air traffic controllers. The Company has recently expanded its marketing efforts to sell lightweight headsets to the business, computer, mobile and home office user market segments. The Company's product development efforts historically have been directed toward incremental enhancements of existing products. The Company intends to both continue enhancement of its existing products and develop new products that capitalize on its core technologies and thus expand the Company's product offerings to new user market segments. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, cost-effective manufacture of such products, quality of new products and market acceptance. To be successful in the future, the Company's must be able to develop new products, qualify these new products with its customers, successfully introduce these products to the market on a timely basis, and commence and sustain volume production to meet customer demands. Although the Company has attempted to determine the potential market segments where its present and potential future products can be sold, there can be no assurance that the market segments identified will in fact materialize with significant sales volumes. Although the Company has attempted to determine the specific needs of these new market segments, there is no assurance that the Company's present and future products designed for these market segments will gain substantial market acceptance. As set forth below, there is no assurance that new products can be manufactured cost-effectively to meet the potential demand if the market segments develop and the Company's products meet the needs of users within those potential market segments.

COMPETITION. The Company encounters aggressive competition in all areas of its business activity. The Company competes primarily on the basis of technology, performance, price, quality, reliability, distribution, and customer service and support. As the Company develops new generations of products and enters new market segments, including the developing business, computer, mobile and home office user segments of the market, the Company anticipates that it may face additional competition from companies which currently do not offer communications headsets. Such companies may be larger, offer broader product lines and have substantially greater financial and other resources than the Company. Such competition could negatively affect pricing and gross margins. Although the Company has historically competed very successfully in the call center segment of the market, there can be no assurance that it will be able to continue its leadership position in that segment of the market or that the Company will be able to compete successfully in the previously defined new market segments.

DEMAND OF CHANGING TECHNOLOGIES. The technology of telephone headsets, both "tops" and "bottoms," has traditionally evolved slowly. Products have traditionally exhibited life cycles of three to five years before introduction of the next generation of products. Next generation products usually included stylistic changes and quality improvements but were based on similar technology. The Company believes that future changes in technology may come at a faster pace, particularly in the telephone, wireless telephone and computer uses in the business and home office market segments. In addition, in order to avoid product obsolescence, the Company will have to monitor technological changes in telephony and computer technologies, as well as users' demands for new technologies. The Company may experience fluctuations in manufacturing yields that can materially affect the Company's operations, particularly in the start-up phase of new products or new manufacturing processes. The Company's future success will be dependent in part on its ability to successfully develop and manufacture products

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

that utilize new technologies and introduce them to the marketplace. Failure by the Company to keep pace with future technological changes could materially adversely affect the Company's revenues and operating results.

RISKS RELATED TO GROSS PROFIT. The Company's gross profit percentage is a function of the product mix sold in any period. Therefore, the gross profit percentage may fluctuate, affecting the Company's operating results. Factors such as unit volumes, obsolescence/surplus of inventory, heightened price competition, changes in channels of distribution, shortages and cost increases in supplies of component parts from vendors, and the availability and cost of labor, also may cause fluctuations in gross profit percentages.

NEED TO MATCH PRODUCTION TO DEMAND. Historically, the Company has seen steady increases in customer demand for its products and has generally been able to increase production to meet that demand. However, there is no assurance that the Company will continue to be able to balance production with demand. Demand for the Company's products is dependent on many factors and such demand is inherently difficult to forecast. Rapid increases in production levels could require expenditures that may negatively affect gross margins and may result in decreased manufacturing yields. Failure to balance demand and production could result in excesses or shortages of components and parts and excesses or shortages of manufacturing capacity. Failure to meet demand could result in the inability to meet customer expectations and adversely affect the Company's operations and operating results.

RELIANCE UPON SUPPLIERS. The Company's manufacturing operations primarily consist of assembly of components and subassemblies that Plantronics manufactures or purchases from a variety of sources. The cost, quality and availability of such components are essential to the successful production of the Company's communications products. Most components and subassemblies used in the Company's manufacturing operations are obtained, or are reasonably available, from numerous sources. However, certain of its subassemblies and components are currently obtained only from single suppliers. The Company currently purchases those goods on a purchase order basis. The Company periodically experiences constrained supply of certain component parts and such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. To date, the Company has experienced only minor interruptions in the supply of necessary components, none of which has adversely affected its operations. However, an interruption in supply from any of the Company's single source suppliers in the future could temporarily result in the Company's inability to deliver products on a timely basis, which in turn could adversely affect its operations.

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

CONCLUSION. Because of the foregoing factors, as well as other variables affecting or which could affect the Company's operating results, past financial performance should not be considered a reliable indicator of future performance. Investors should not rely upon historical trends to anticipate results or trends in future periods.

                                PLANTRONICS, INC.
                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS & REPORTS  ON FORM 8-K

(a) Exhibits. The following exhibit is filed as part of this Quarterly Report on Form 10-Q.

           Exhibit
           Number        Description
           ------        -----------
            27.1         Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended December 27, 1997.



ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                PLANTRONICS, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                           PLANTRONICS, INC.
                                           (Registrant)


FEBRUARY 10, 1997                           /s/ John Knutson
-------------------------------            -------------------------------
(Date)                                     (Signature)


                                           John Knutson
                                           Vice President -Legal, Senior
                                           General Counsel and Secretary


FEBRUARY 10, 1997                           /s/ Mark Nelson
-------------------------------            -------------------------------
(Date)                                     (Signature)

                                           Mark Nelson
                                           Controller
                                           (Chief Accounting Officer)

                                PLANTRONICS, INC.
                                  EXHIBIT INDEX


Exhibit Number

         27.1              Financial Data Schedule