Form 10-K405
period 1998-03-28
PLANTRONICS INC /CA/
filed 1998-06-24
CIK 914025

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 28, 1998

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                            FOR THE TRANSITION PERIOD FROM
                               ---------------------- TO
                                ----------------------.

                            COMMISSION FILE NUMBER 1-12696

                            -------------------------------

                                   PLANTRONICS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           77-0207692
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

         337 ENCINAL STREET, P.O. BOX 1802                              95061-1802
              SANTA CRUZ, CALIFORNIA                                    (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (408) 426-5858

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
           COMMON STOCK, $.01 PAR VALUE                           NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $47.625 for shares of the registrant's Common Stock on June 5, 1998 as reported by the New York Stock Exchange, was approximately $263,041,000. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons reporting ownership of more than five percent of the registrant's voting securities were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

     Number of shares of Common Stock outstanding as of June 5, 1998:
16,480,928.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K: (1) portions of registrant's annual report to security holders for the fiscal year ended March 28, 1998 (Parts I, II and IV) and (2) portions of registrant's proxy statement for its annual meeting of stockholders to be held on July 30, 1998 (Part III).

================================================================================

                               PLANTRONICS, INC.

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
  Item 1.  Business....................................................    3
  Item 2.  Properties..................................................   12
  Item 3.  Legal Proceedings...........................................   13
  Item 4.  Submission of Matters to a Vote of Security-Holders.........   13
PART II
  Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters.....................................................   13
  Item 6.  Selected Financial Data.....................................   13
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   13
  Item 8.  Financial Statements and Supplementary Data.................   13
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   14
PART III
  Item     Directors and Executive Officers of the Registrant..........
     10.                                                                  14
  Item     Executive Compensation......................................
     11.                                                                  14
  Item     Security Ownership of Certain Beneficial Owners and
     12.   Management..................................................   14
  Item     Certain Relationships and Related Transactions..............
     13.                                                                  14
PART IV
  Item     Exhibits, Financial Statement Schedules, and Reports on Form
     14.   8-K.........................................................   15

                            ------------------------

Clarity, Encore, FreeHand, Mirage, SoundGuard, StarSet, Supra, and TriStar are registered trademarks of Plantronics, Inc. AirSet, CAT132, CHS132, CLA132, CT-460, CT-901, E-10, Encore NC, Headset Switcher, Mirage NC, Sound-Guard Plus, Starbase, StarSet NC, Supra NC, TriStar NC and Vista are trademarks of Plantronics, Inc.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Plantronics, Inc. (the "Company" or "Registrant") is a leading designer, manufacturer and marketer of lightweight communications headsets and headset accessories and services. In addition, the Company manufactures and markets specialty telephone products, such as amplified telephone handsets for use in noisy environments and specialty telephones for hearing-impaired users.

     The Company's headsets, which can be worn over the head, in the ear or on either ear, are recognized in the industry for their safety, reliability, comfort and sound quality. The Company's headset products are used worldwide by call center users, such as telemarketing personnel, reservation agents, telephone operators and air traffic controllers, whose occupations involve the constant use of a telephone or communications console. In North America and Europe, the number of call center users has grown significantly over the last 10 years. The use of headsets by call center users has become an industry standard. The Company believes that the number of call center users in these geographic markets will continue to grow.

     The Company has well-developed distribution channels in North America and Europe, where growth of telemarketing activities and deregulation of the telephone companies have led to more widespread use of telephone headsets. The Company's headsets are also becoming more widely used in the Middle East, Africa, Australia, the Far East and Latin America.

     The Company believes that the demand for headsets in the rest of the world offers significant growth opportunities for the Company. To date, the Company's most significant penetration of foreign market segments has been the call center user market segment in Europe. The potential for growth in the foreign market segments is the result of such developments as the rapid expansion of the telecommunications infrastructure and increasing worldwide use of call centers for customer service applications.

     The Company also sells headsets in the business and home office user market segments, which the Company has identified as an area of long-term growth potential. Users in these segments consist of business executives, agents, brokers, lawyers, accountants, home office business people and other professionals whose occupations may require intensive (but not constant) use of a telephone. The business and home office user market segments can be divided into users who attach their headsets to telephones, cellular telephones or to computers. The use of headsets for mobile communications and as computer peripherals is a significant growth area for headset sales. Potential applications in this market segment include mobile communications, personal computer conferencing, computer telephony integration ("CTI"), voice recognition and multimedia applications.

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

CERTAIN FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Such forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward looking statements as a result of a number of factors. This Annual Report on Form 10-K should be read in conjunction with the condensed consolidated financial statements and related notes set forth in the Company's Annual Report to security holders for the fiscal year ended March 28, 1998, and the section entitled Management's Discussion and

Analysis of Financial Condition and Results of Operation, particularly including but not limited to the subsection titled "Factors Affecting Future Operating Results," at pages 17 through 21 of such Annual Report to security holders.

PRODUCTS

     The Company's product line consists of communications headsets, headset accessories and services, and specialty telephone products. None of the Company's products or business is considered seasonal.

  HEADSETS

     Communications headsets allow users who must perform other tasks while using a telephone to work more effectively, efficiently and comfortably than with a telephone handset, while providing greater communications clarity and security than a speaker phone.

     Headsets consist of two distinct units. The "top," which is the portion that the user wears and which includes the speaker and microphone, and the "bottom," or amplifier adapter which interfaces with the telephone or other equipment. Both units are currently required in most applications. In some circumstances, however, the interface is built into the telephone, computer or other equipment with which the headset is being used, allowing use of the "top" alone.

     There are five basic headset "top" styles which Plantronics manufactures:

          - Over-the-head headsets with ear cushions. The Supra headset is an over-the-head model available with sound reception in one or both ears. Dual ear versions help block out background noise. The Company introduced a new product in this category in fiscal year 1996, the Encore headset, which features user-controllable tone adjustment.

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

          - Headsets that rest in the outer portion of the ear. The FreeHand headset, introduced during fiscal year 1995, offers a functional and lightweight design that allows it to be easily and quickly placed on or removed from its position in the outer portion of the ear with one hand. Its adjustable microphone boom may be rotated for optimum transmit performance. The Company's CHS132 and CAT132 models are versions of the FreeHand headset designed for use with mobile telephones and personal computers, respectively.

          - Convertible headsets. This product can be converted from an over-the-head to an on-the-ear headset by simply removing the headband and replacing it with a behind-the-ear ear hook.

     All basic telephone-based headset tops are designed for use with the multitude of different phone systems currently available. Basic models offer features such as user volume control, a mute switch and quick-disconnect, which allows users to leave the phone without removing their headsets or disconnecting the line. Supra NC, StarSet NC, Mirage NC, TriStar NC and Encore NC headset tops are special versions of the Supra, StarSet, Mirage, TriStar and Encore headsets featuring boom-mounted noise-canceling microphones.

     The Company's Vista headset bottoms feature a universal modular amplifier and interchangeable headset tops. The universal amplifier eliminates compatibility problems with most telephones and incorporates the SoundGuard Plus system, which provides volume control for improved audio comfort and clarity. The interchangeability feature of the Vista product allows a user to connect any one of the available Plantronics headset tops to any telephone or console equipped with the Vista amplifier or the Company's Starbase headset telephone.

     In fiscal year 1997, the Company introduced a new bottom or adapter called the Headset Switcher adapter for use with a telephone and a computer equipped with a soundcard. The Headset Switcher allows the user to switch back and forth from the telephone and computer audio applications by simply flipping a switch.

     In fiscal year 1997, the Company introduced the E-10 adapter, an in-line headset amplifier, designed specifically for use with the newest generation of carbon based automatic call distribution ("ACD") systems. The E-10 adapter incorporates an "Agent Not Available" feature that signals the ACD system when a call center agent is not available. The small sized unit can be clipped to the user's clothing, permitting enhanced freedom of movement.

     In addition to its traditional corded products, the Company introduced during fiscal year 1996 the CT-460, a cordless headset telephone aimed at the home office market segment. In fiscal 1998, the Company introduced the CT-901, a 900 megahertz cordless headset telephone designed for use in the home office and small office market segments. Both of these products are comprised of a headset and remote transceiver/dial pack, and a base unit which plugs into a wall jack. These products are sold principally through retail channels.

     The Company, through its Computer and Mobile Systems Division, also provides a broad range of headset accessory products for use with mobile telephones. The Company's CHS line of headset tops, first introduced in fiscal 1998, are designed for use with cellular/PCS and cordless phones. The tops terminate in a standard 2.5mm plug which is compatible with cellular/PCS and cordless phones featuring a built-in headset port. The incorporation of headset ports in mobile telephones is a trend the company expects will continue in the future.

     For cellular/PCS phones without a headset port, the company offers two types of adapters for a wide variety of phones. The first is a Cigarette Lighter Adapter (CLA) which incorporates a headset port. Users can talk and drive hands-free while charging their wireless phone. A second type of adapter, the WTA series, introduced in fiscal 1998, is a portable adapter that plugs into the base of a wireless phone. Again, the adapter incorporates a headset port.

     The Company also introduced the AirSet cordless adapter in fiscal year 1998 for use by professionals in the office market segment. The Airset product is a cordless telephone adapter which uses infrared technology for use in an enclosed office environment. It is compatible with all of the Company's standard commercial headset tops.

     In addition, the Company's specialty products operation provides headsets and other equipment for special applications that are not served by the Company's standard product lines.

  HEADSET ACCESSORIES AND SERVICES

     The Company offers a complete line of headset accessories, including voice tubes, ear cushions, ear tips and background noise suppressors. The Company's Service Center provides customers with a sophisticated service and refurbishment program including headset repair and remanufacturing.

  SPECIALTY TELEPHONE PRODUCTS

     The Company's Walker Equipment Division (the "Walker Division") is a designer and distributor of specialty telephone products. Specialty telephone products sold under the Walker Division name include amplified handsets, amplified telephones and telephone amplifier accessories for the hearing-impaired user. The Walker Division Clarity telephone is a full-featured single-line telephone designed for hearing-impaired users. It features volume control circuitry, oversized buttons, a ringer volume control and a light that flashes when the phone rings. In addition, the Walker Division sells special amplified and noise-canceling handsets for high-noise environments, as well as for entry and elevator phones and for use in telephone booths and information kiosks. The Walker Division also offers a device that will amplify the receive volume of conventional handsets and has also introduced a portable version of that product. The Walker Division products are currently distributed through the same commercial and retail distribution channels as the Company's products.

     In Europe, where modular telephone handsets are not currently the norm, the Company developed the Starbase headset telephone, which is a full-featured single-line telephone to which nearly all of the Company's headsets may be attached. This product enables many more businesses to use headsets for non-operator functions.

PRODUCT DEVELOPMENT

     Since the introduction of the original lightweight headset in 1962, the user has been the primary focus of the Company's design efforts. The Company maintains an extensive database of head and ear shapes to assist in the development of its products. The Company's concern for "human engineering" and its efforts to "design-in" comfort and safety have resulted in such product innovations as a behind-the-ear capsule (containing both microphone and receiver) designed to fit all users comfortably and the SoundGuard Plus system, which provides volume control and improved audio comfort and quality.

     The Company has a number of product development programs currently underway, including a new generation of headset systems, computer and mobile products, a wireless product family and several core technology programs. The Company supplements its in-house engineering capabilities through selected outside contracting arrangements.

     Research, development and engineering expenditures were $13.7 million, $14.5 million and $17.5 million for the fiscal years ended March 30, 1996, March 29, 1997, and March 28, 1998, respectively. The Company's management believes that substantial investment in research and development is important for the Company to maintain its position in the industry and, therefore, intends to increase its spending for research, development and engineering in subsequent fiscal years.

     Historically, substantially all of the Company's product development efforts have primarily been directed toward incremental enhancements of existing products. In the future, the Company intends both to enhance its existing products and to develop new products that capitalize on its core technology and expand the Company's product offerings to new user market segments. The success of new product introductions is dependent on a number of factors, including proper new product selection, timely completion and introduction of new product designs, cost-effective manufacturing of such products, quality of new products and market acceptance. To be successful in the future, the Company must be able to develop new products, qualify these products with its customers, successfully introduce these products to the market on a timely basis, and commence and sustain volume production to meet customer demands. Although the Company has attempted to determine the specific needs of the telephone, mobile telephone, computer, individual and home office user segments of the market, there can be no assurance that the market niches identified will in fact materialize or that the Company's existing and future products designed for these market segments will gain substantial market acceptance. Further, assuming the market segments develop and the Company's products meet customer needs, there is no assurance that such new products can be manufactured cost effectively to meet the potential demand.

     The technology of telephone headsets, both "tops" and "bottoms," has traditionally evolved slowly. Products are currently exhibiting life cycles of three to five years before introduction of the next generation of products, which usually include stylistic changes and quality improvements, but have historically been based on similar technology. The Company believes that future changes in technology may come at a faster pace, particularly in the telephone, cellular telephone and computer segments of the business and home office user portions of the market. The Company's future success will be dependent in part on its ability to develop products that utilize new technologies and to introduce them to the marketplace successfully. In addition, in order to avoid product obsolescence, the Company will have to monitor technological changes in telephony, as well as users' demands for new technologies. Failure by the Company to keep pace with future technological changes could materially adversely affect the Company's revenues and operating results.

SALES AND DISTRIBUTION

     The Company distributes its products worldwide through large electronics wholesalers, specialized headset distributors, OEMs, and retail channels.

     Electronics wholesalers represent the single largest channel of distribution for the Company's products. Such wholesalers are often national organizations offering hundreds of products, including headsets, to both resellers and end users. The Company's products are currently sold in North America through electronics distributors, including Graybar Electric Company, Anixter Brothers and Sprint North Supply, among others. Additional wholesale distributors handle the Company's products in overseas market segments.

     Specialized headset distributors represent a second major distribution channel for the Company's products. These distributors, which sell on a national basis, are generally smaller companies with total annual revenues of under $10 million, the majority of which are generated by their sales of headsets.

     The Company also distributes its products on a private labelled or co-branded basis through original equipment manufacturers ("OEMs"). OEMs supply automatic call distributor systems and other telecommunications and computer equipment that utilize headsets. Depending on their marketing strategies, OEMs may purchase the Company's headsets on a private label basis. The Company believes that it is currently the largest supplier of headsets to Lucent Technologies (formerly part of AT&T).

     Products are sold in the retail channel through office supply and consumer electronics retailers, warehouse clubs, consumer products and office supply distributors, and catalog and mail order companies. These retailers sell headsets to small businesses, small offices and home offices.

     Direct sales are made in a limited number of cases by the Company to government agencies, including NASA, the FAA, and under the Company's General Service Administration schedule contract. Direct sales are also placed with certain very large call centers operated by regional telephone companies.

     Financial Information about Industry Segments and Foreign Operations. The Company operates in one industry segment. Financial information about foreign and domestic operations and export sales, included in Note 9 to the Company's Consolidated Financial Statements, appearing at page 13 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.

     Approximately 26.8%, 30.5% and 30.6% of the Company's net sales in fiscal 1996, fiscal 1997 and fiscal 1998, respectively, were derived from sales to foreign customers. Sales to foreign customers are generally subject to such risks as increased tariffs and the imposition of other trade barriers. Although the Company generally transacts business internationally in United States currency, declines in the values of local currencies relative to the United States dollar in countries in which the Company does business could adversely affect the Company by resulting in less competitive pricing for the Company's products. The Company does not currently engage in any hedging activities to mitigate exchange rate risks and to date has not been adversely affected by fluctuating currencies. To the extent that the Company is successful in increasing its sales to foreign customers, or to the extent that the Company increases its transactions in foreign currencies, the Company's results of operations could be adversely affected by exchange rate fluctuations.

     In fiscal 1996, the Company established a new wholly-owned subsidiary in the Netherlands. This new subsidiary serves as a strategic logistics center as well as the headquarters for international administration. In fiscal 1998, the Company established new wholly-owned subsidiaries in Brazil and Australia, both of which serve as sales offices.

BACKLOG

     The Company's backlog of unfilled orders was $31.4 million on March 28, 1998, compared to $17.0 million on March 29, 1997. The Company includes in backlog all purchase orders scheduled for delivery over the next 12 months. As part of its commitment to customer service, however, the Company's goal is to ship products within two to four weeks from receipt of an order. The Company's backlog is generally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. While the Company has not experienced any significant cancellations in the past, the Company's backlog as of any particular date may not be indicative of actual sales for any future period and therefore should not be used as a measure of future revenue.

COMPETITION

     The Company believes the principal competitive factors in its business are product reliability, product features, customer service and support, reputation, distribution, ability to meet delivery schedules, warranty terms, product life and price. The Company believes that its brand name recognition, distribution network, large user base and large number of product variations, together with its extensive experience in designing safe and reliable products, dealing with regulatory agencies and servicing and repairing headsets, are the key factors for the Company to maintain its position as a leading supplier of lightweight communications headsets.

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

     In the business and home office user segments of the market, the same competitors who are the Company's competitors in the call center user market currently sell headsets to users within the telephone, cellular telephone and computer segments of the business and home office user part of the market. The Company's competitors sell their competing products primarily through commercial distribution channels. There are also certain competitors who sell exclusively outside the call center segment. As the Company develops new generations of products and enters new market segments, including the developing business and home office user segment of the market, the Company anticipates that it may face additional competition from companies which currently do not offer communication headsets. Such companies may be larger, offer broader product lines and have substantially greater financial and other resources than the Company. Such competition could negatively affect pricing and gross margins. Although the Company has historically competed very successfully in the call center user segment of the market, there can be no assurance that it will be able to continue its leadership position in that segment of the market or that the Company will be able to compete successfully in new market segments.

MANUFACTURING

     Production of the Company's headsets and other products consists of light manufacturing and assembly operations conducted in California, Georgia, Mexico (the predominant manufacturing site, i.e. approximately 90%) and the United Kingdom. A few of the Company's other products are manufactured in whole or in part on a contract basis by third parties.

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

     In order to meet the requirements of its customers for timely delivery of products, the Company generally manufactures finished goods to meet forecasted customer requirements. Special products and large orders submitted with short lead times requested by the customer are manufactured to order. Since most manufacturing occurs prior to the receipt of purchase orders, the Company maintains an inventory of finished goods in addition to inventories of raw materials, work in process and subassemblies and components. Inventories were valued at $29.7 million as of March 28, 1998.

     In fiscal 1996, the Company began the implementation of a new worldwide management information system. The new system was implemented in April 1997. The new management information system is intended to improve service to the Company's customers, to control Company assets and to enhance management information. Any difficulty in the operation of such new systems or the training of personnel could adversely affect the Company's ability to accurately forecast sales demand and calibrate manufacturing to such demand, to calibrate purchasing levels, to accurately record and control inventory levels, and to record and report financial and management information on a timely and accurate basis. The occurrence of any of these events in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

     Year 2000 Compliance Issue. As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 compliance issue. The Company is currently engaged in a project to modify its software and computer applications to consistently and properly recognize the Year 2000. Management expects to have substantially all of the system and application changes completed by the end of the Company's fiscal year 1999 and believes that its level of preparedness is appropriate. Internal and external resources are being used to review this issue, effect any required modifications and test Year 2000 compliance. The total cost to the Company of these Year 2000 compliance activities is not expected to be material. A portion of these costs will be met from existing resources, with the remainder representing incremental costs which will be expensed as incurred.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of its manufacturing process. Although management believes that its current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and in the future may be enacted or interpreted to create environmental liability with respect to the Company's facilities or operations. The Company has included in its financial statements a reserve of $1.5 million for possible environmental remediation related to one of its discontinued businesses. While no claims have been asserted against the Company in connection with this matter, there can be no assurance that such claims will not be asserted in the future or that any resulting liability will not exceed the amount of the reserve.

PATENTS AND TRADEMARKS

     The Company maintains a program of seeking patent protection for its technology. Significant product features for which the Company has, or is currently seeking, patent protection include the Company's StarSet II capsule design, SoundGuard receiver gain compression integrated circuit, Mirage headset, Clarity frequency enhancing telephone, battery-powered in-line amplifier with an automatic by-pass feature to provide continuous receive signal when battery power gets low, integrated circuit implementation for an audio amplifier operating at extremely low power with an expander function for noise reduction in telephony applications, headset receiver mechanical-acoustical tone control devices, earbud receiver positioning mechanisms and various other products, features including certain wireless technology and electronic components. The existing patents expire from 2000 to 2013.

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

     The Company owns registered trademarks with respect to its name and logo design and many of its products, including, but not limited to, its Encore, FreeHand, Mirage, StarSet, Supra, and TriStar products and currently has trademark applications pending in connection with new products. The Company also claims common law trademark rights in many of its products and/or features. The Company also attempts to protect its trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants.

EMPLOYEES

     On March 28, 1998, there were 1,817 persons employed by the Company. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as the Company is aware. The Company has not experienced any work stoppages and believes that its employee relations are good.

EXECUTIVE OFFICERS

     Set forth below is certain information regarding the executive officers of the Company and their ages as of June 5, 1998.

             NAME               AGE                              POSITION
             ----               ---                              --------
Benjamin Brussell               37    Vice President -- Corporate Development
Robert S. Cecil                 63    Chairman of the Board of Directors and Chief Executive Officer
C. Donald Cooper                53    Senior Vice President and Chief Strategy Officer
Donald S. Houston               44    Senior Vice President -- Sales
David Huddart                   48    Senior Vice President -- Engineering and Technology
S. Kenneth Kannappan            38    President and Chief Operating Officer
Farhad Kashani                  45    Senior Vice President -- Operations
John A. Knutson                 52    Vice President -- Legal, Senior General Counsel and Secretary
H. Craig May                    38    Senior Vice President -- Marketing
Barbara V. Scherer              42    Senior Vice President -- Finance & Administration and Chief
                                      Financial Officer

     Mr. Brussell joined the Company in March 1998 as Vice
President -- Corporate Development and reports directly to the Chief Executive Officer. Prior to joining the Company, Mr. Brussell was Vice President, Corporate Development at Storage Technology Corporation, a leading provider of enterprise and network information storage systems, from March 1992 to March 1998. From June 1990 until March 1992, Mr. Brussell acted as a consultant to Storage Technology Corporation and other technology and health care industry companies. From January 1985 to June 1990, Mr. Brussell held various positions with Solomon Brothers, the last of which was Vice President, Corporate Finance, Technology Group. Mr. Brussell has a Bachelor of Arts degree in Math/Economics from Wesleyan University and a Masters Degree in Management from M.I.T. Sloan School of Management.

     Mr. Cecil joined the Company in March 1992 as President, Chief Executive Officer and Director, and in September 1993 he was elected Chairman of the Board of Directors. As of March 1998, Mr. Cecil no longer serves as President due to the promotion of Mr. Kannappan. From 1984 to December 1991, Mr. Cecil held a number of positions with LIN Broadcasting Corporation, a subsidiary of McCaw Cellular Communications, Inc. that provides cellular services in North America, including President of its Cellular Group. From 1977 to 1984, he held various positions with Motorola, Inc., including Vice President and Corporate Director of Marketing. Prior to that he held various senior sales and marketing management positions with IBM Corporation. Mr. Cecil has a Bachelor of Science degree in Engineering from the U.S. Naval Academy and a Masters of Business Administration in Finance from the Harvard Graduate School of Business Administra-tion. Mr. Cecil also serves on the Board of Directors of TAB Products Co., which manufactures and markets a broad range of filing systems and supplies, systems furniture, computer-related products and forms processing equipment; Xylan Corporation, a provider of high bandwidth switching systems that enhance the performance of existing local area networks and facilitate migration to networking technologies; and GT Group Telecom Inc., a Canadian company which is a competitive local exchange carrier.

     Mr. Cooper joined the Company in February 1997 as Vice
President -- Business Development and has recently taken the position of Senior Vice President and Chief Strategy Officer. Mr. Cooper has over 17 years of experience in senior level executive positions. From 1989 to 1996, Mr. Cooper held a number of positions with AT&T Paradyne, a $500 million unit of AT&T, engaged in the business of data networking, including most recently President and General Manager. Mr. Cooper earned a Bachelor of Science degree in Electrical Engineering from the University of Missouri and a Master of Business Administration degree in Marketing from the University of Houston. Mr. Cooper reports directly to the Chief Executive Officer.

     Mr. Houston joined the Company in November 1996 as Vice President -- Sales and was promoted to Senior Vice President -- Sales in March 1998. From February 1995 through November 1996, Mr. Houston served as Vice President -- Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer and marketer of multimedia projection products. From 1985 until January of 1995, Mr. Houston held a number of positions at Calcomp, Inc., which is engaged in the business of manufacturing computer peripherals for the CAD and graphic market, including Regional Sales Manager and most recently Vice President of Sales, Service and Marketing. Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation. Mr. Houston is a graduate of the University of Arizona with a Bachelor of Science degree in Business/Marketing. He reports directly to the President and Chief Operating Officer.

     Mr. Huddart was appointed Vice President -- Engineering and Technology in April 1996, and became Senior Vice President -- Engineering and Technology in March 1998. He joined Plantronics Limited in September 1994 as Engineering Manager. Prior to joining Plantronics Limited, he was the Technical Marketing and Sales Director for IST Laboratories Ltd., a developer of electronic substrate interconnections, from May 1991 through April 1994. From October 1986 through May 1991, he was employed by Tunstall Group plc and its subsidiaries, and held various positions, including Group Technical Director of Tunstall Group plc, and Marketing Director and Technical Director of Tunstall Telecom. From 1972 until June of 1986, he was employed by TMC Philips Ltd. as an engineer in positions with increasing levels of responsibility. Mr. Huddart has a Bachelor of Science degree from the University of North London Polytenic and a Management Diploma from Ashridge Management College.

     Mr. Kannappan joined the Company in February 1995 as Vice
President -- Sales, responsible for OEM Sales and International Markets for Plantronics, Inc. He was promoted to Vice President -- Sales, responsible for all U.S., Asian and Latin American Sales in September 1995. He was promoted to Managing Director -- Plantronics Limited in England in March 1996. In March 1997, Mr. Kannappan returned from England and was promoted to Senior Vice President responsible for Plantronics' Worldwide Operations, Mobile Division, Walker Division and Plantronics Limited. In March 1998, Mr. Kannappan was promoted to President and Chief Operating Officer. Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated from August 1985 through January 1995. Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Masters of Business Administration from Stanford University.

     Mr. Kashani joined the Company in February 1998 as Senior Vice
President -- Operations and reports directly to the President and Chief Operating Officer. Prior to joining the Company, Mr. Kashani spent ten years with Wyse Technology, and a subsidiary company, Link Technologies, in various positions of increasing responsibility, from 1987 to February 1998. From August 1997 to February 1998, Mr. Kashani was Vice President of Operations, Service and Quality with Wyse Technology, USA, and from December 1996 to July 1997, he was Vice President of Operations, Wyse Technology, Hsin Chu, Taiwan. From 1994 to 1996, Mr. Kashani was Vice President of Operations, Wyse Technology, USA; from 1990 to 1994 he was Vice President of Operations for Link Technologies, a subsidiary of Wyse Technology; from 1989 to 1990 he was Director of U.S. Manufacturing, Wyse Technology and from 1987 to 1989 he was Director of Quality

Assurance, Link Technologies. Mr. Kashani has a Bachelor of Science degree in Agricultural Engineering from Pahlavi University and a Masters of Business Administration from the Iran Center for Management Studies.

     Mr. Knutson has served as Vice President -- Legal, Senior General Counsel and Secretary since March 1994. Mr. Knutson was Managing Partner of the law firm of Kenney, Burd, Knutson & Markowitz, San Francisco, California, from January 1991 until shortly before joining the Company. From August 1979 until December 1990, he practiced law with the law firm of Fisher & Hurst, San Francisco, California, as a partner from April 1982 to December 1986, and as Managing Partner from January 1987 to December 1990. After graduating from the University of California -- Hastings College of Law with a Juris Doctorate degree and being admitted to the California Bar in 1974, Mr. Knutson practiced law in San Francisco with the Law Offices of Garrett McEnerney until August 1979.

     Mr. May joined the Company in May 1998 as Senior Vice
President -- Marketing and reports directly to the President and Chief Operating Officer. Mr. May was most recently with Dell Computer Corporation from March 1998 to May 1998, responsible for Program Management of the Work Stations Business Unit. Prior to that Mr. May was with Siemens Business Communication Systems, Inc., as Director of Product Management, Desktops and Mobility, from October 1993 to May 1998. Prior to that position, Mr. May served as special assignment to the President of Siemens Business Communications Systems, Inc. from July 1993 to October 1993. From June 1992 to July 1993, Mr. May was ROLM Executive Delegate for Siemens AG, Private Networks Group, Desktop Products, Munich, Germany. Mr. May held a number of positions with ROLM from July 1987 to June 1992, such as Director of Systems Planning, Manager of New Product Planning and Senior Product Manager. From 1981 to June 1987 Mr. May worked for ROLM, an IBM Company and Shell Oil Company in various product manager and engineering positions of increasing authority. Mr. May has a Bachelor of Science degree in Electrical Engineering from the University of Houston.

     Ms. Scherer joined the Company in March 1997, and in April 1997 was named Vice President -- Finance & Administration and Chief Financial Officer. In March 1998, Ms. Scherer was promoted to Senior Vice President -- Finance & Administration and Chief Financial Officer. Prior to joining the Company, Ms. Scherer was Senior Vice President and Chief Financial Officer at StreamLogic Corporation, a developer of video delivery, digital media storage, networking RAID and data management products, from October 1996 until March 1997; before that she was Senior Vice President of Operations from April 1996 until October 1996. Prior to that she held various positions spanning a nine year career with Micropolis Corporation, a disk drive manufacturer, including, from 1995 until April 1996, Vice President Finance, Chief Financial Officer and Treasurer, and from 1993 until 1994, Vice President, Treasurer and Video Systems Division Controller. Ms. Scherer is a graduate of the University of California at Santa Barbara and received her Masters from Yale School of Organization and Management. She reports directly to the Chief Executive Officer.

     Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of the Company.

ITEM 2. PROPERTIES

     The principal executive offices of the Company are located in Santa Cruz, California. The Company owns or leases a total of approximately 320,000 square feet of manufacturing, administrative, engineering and office facilities, including: (i) approximately 160,000 square feet of manufacturing and administrative facilities owned by the Company in Santa Cruz, California, approximately 38,500 square feet of which are leased to third parties as office and warehouse space; (ii) approximately 11,600 square feet of manufacturing and administrative facilities related to operations in Ringgold, Georgia under a lease expiring in 1999; (iii) approximately 93,600 square feet for assembly and related operations in Tijuana, Mexico, under a lease expiring in 2001; (iv) approximately 38,400 square feet for assembly operations, sales and administration in Wootton Bassett, England under a lease expiring in 2015; (v) approximately 4,000 square feet for administrative facilities in Hoofddorp, The Netherlands, under a lease expiring in 1999; and (vi) smaller leased or rented facilities in Singapore, Japan, Hong Kong, France, Germany, Italy, Spain, Brazil, Colorado and New Jersey. The Company believes that its existing properties are generally suitable and adequate for its business with excess capacity available for expansion.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company, nor any of its subsidiaries, is a party to any litigation, other than non-material litigation incidental to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended March 28, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is publicly traded on the New York Stock Exchange. Information included in the Corporate Directory appearing on the back cover of the Company's 1998 Annual Report to Stockholders concerning the market price of and cash dividends declared on the Company's Common Stock for each quarterly period within the two most recent fiscal years is incorporated herein by reference. As of June 5, 1998 there were 80 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing under the caption "Selected Financial Data" appearing at page 23 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis" appearing at pages 17 through 21 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information appearing in the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference:

     Consolidated Balance Sheets -- March 28, 1998 and March 29, 1997

     Consolidated Financial Statements for fiscal years ended March 28, 1998, March 29, 1997 and March 30, 1996:

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Consolidated Statements of Stockholders' Equity (Deficit)

     Notes to Consolidated Financial Statements

     Report of Independent Accountants, dated April 17, 1998.

     With the exception of the information mentioned in Items 5, 6, 7 and 8, the Company's 1998 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the identification and business experience of the Company's directors under the caption "Nominees" under the main caption "Proposal One -- Election of Directors" in the Company's definitive 1998 Proxy Statement for the annual meeting of stockholders to be held, as filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended March 28, 1998, is incorporated herein by this reference. For information regarding the identification and business experience of the Company's executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. The Registrant's Chief Financial Officer, Barbara V. Scherer, joined the Company in March 1997, having last been employed as Chief Financial Officer of StreamLogic Corporation. StreamLogic Corporation filed voluntarily for protection under Chapter 11 of the Federal Bankruptcy Code on June 26, 1997. Information concerning filing requirements applicable to the Company's executive officers and directors under the caption "Compliance With Section 16(a) of the Exchange Act" in the Company's 1998 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" and "Compensation of Directors" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in the 1998 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by this reference.

     With the exception of the information specifically incorporated by reference from the 1998 Proxy Statement in Part III of this Annual Report on Form 10-K, the 1998 Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Report of the Compensation Committee of the Board of Directors" and "Company's Stock Performance" under the main caption "Additional Information" in the 1998 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Incorporation by Reference. The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          (1) Financial Statements. The consolidated financial statements of the Company (including the notes thereto) are incorporated by reference from the Company's 1998 Annual Report to Stockholders as indicated in Item 8 of this report.

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

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended March 28, 1998.

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

    10.4   Form of Employment Agreement, Addendum to Employment Agreement and Second Addendum to Employment
           Agreement between the Registrant and certain executives; and Schedule of Other Documents Omitted
           (incorporated herein by reference to Exhibit (10.2) to PI Holdings Inc.'s Quarterly Report on
           Form 10-Q for the fiscal quarter ended December 26, 1992, SEC File Number 33-26770, filed
           February 9, 1993).
    10.5   Executive Bonus Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant's
           Registration Statement on Form S-1 (as amended), No. 33-70744, filed on October 20, 1993).
    10.6   Board Designation Agreement dated as of October 22, 1993 between the Registrant and Citicorp
           Venture Capital, Ltd. (incorporated herein by reference to Exhibit (10.21) to the Registrant's
           Registration Statement on Form S-1 (as amended), No. 33-70744, filed October 20, 1993).
    10.7   Lease Agreement dated July 1993 between Inmobiliara Mexhong S.A. de C.V. and Plamex, S.A. de
           C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from
           Spanish original) (incorporated herein by reference to Exhibit (10.30) to the Registrant's
           Registration Statement on Form S-1 (as amended), No. 33-70744, filed on October 20, 1993).
    10.8   Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, England (incorporated herein by reference to Exhibit (10.32) to the Registrant's Registration Statement on Form S-1
           (as amended), No.33-70744, filed on October 20, 1993).
    10.9   1993 Stock Plan (incorporated herein by reference to Exhibit (10.1) to the Registrant's
           Registration Statement on Form S-1 (as amended), SEC File Number 33-70744, filed on October 20,
           1993).
           Amendment effective as of April 23, 1996 to the 1993 Stock Plan (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration Statement on Form S-8, SEC File
           Number 333-14833, filed on October 25, 1996).
    10.10  1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (10.29) to the
           Registrant's Registration Statement on Form S-1 (as amended), SEC File Number 33-70744, filed on
           October 20, 1993).
           Amendment Effective as of April 23, 1996 to the 1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration Statement on Form S-8, SEC
           File Number 333-14833, filed on October 25, 1996).
    10.11  Employment Agreement between the Registrant and Robert S. Cecil dated January 4, 1994
           (supersedes Employment Agreement between Plantronics and Robert S. Cecil dated January 20, 1993)
           (incorporated herein by reference to Exhibit (10.16) to the Registrant's Registration Statement
           on Form S-1 (as amended), No. 33-70744, filed on October 20, 1993).
           Amendment Number One to Employment Agreement between the Registrant and Robert S. Cecil entered into as of January 4, 1995 (incorporated herein by reference to Exhibit (10.6) of the
           Registrant's Annual Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended
           March 30, 1996, filed on June 27, 1996).
           Letter agreement between Registrant and Robert S. Cecil dated April 10, 1996 (incorporated herein by reference to Exhibit (10.6) of the Registrant's Annual Report on Form 10-K, SEC File
           Number 1-12696, for the fiscal year ended March 30, 1996, filed on June 27, 1996).
           Amendment Number Two to Employment Agreement between the Registrant and Robert S. Cecil entered into as of January 1, 1998.

    10.12  Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan (incorporated herein by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form S-8, SEC File
           Number 333-19351, filed on January 7, 1997).
           Amendment Number One to the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan
           (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration Statement on
           Form S-8, SEC File Number 333-19351, filed on January 7, 1997).
    10.13  Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan
           Trust (incorporated herein by reference to Exhibit (4.3) to the Registrant's Registration
           Statement on Form S-8, SEC File Number 333-19351, filed on January 7, 1997).
    10.14  Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase
           Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration
           Statement on Form S-8 (as amended), SEC File Number 333-19351, filed on March 25, 1997).
    10.15  Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration Statement on Form S-8 (as
           amended), SEC File Number 333-19351, filed on March 25, 1997).
    10.16  Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference to Exhibit (4.6) to the Registrant's Registration Statement on Form S-8 (as
           amended), SEC File Number 333-19351, filed on March 25, 1997).
    10.17  Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference to Exhibit (4.7) to the Registrant's Registration Statement on Form S-8 (as amended),
           SEC File Number 333-19351, filed on March 25, 1997).
    10.18  Credit Agreement dated as of February 19, 1997 between Registrant and Bank of America National
           Trust and Savings Association (incorporated by reference to Exhibit (10.22) to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended March 29, 1997, filed on June 27, 1997).
           First Amendment to Credit Agreement, dated as of May 15, 1997 (incorporated by reference to
           Exhibit (10.22) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March
           29, 1997, filed on June 27, 1997).
           Second Amendment to Credit Agreement, dated as of February 18, 1998.
    10.19  Lease dated May 8, 1997 between Royal Liver Assurance Limited and Plantronics Limited, a
           subsidiary of the Registrant, for premises located in Wootton Bassett, England.
    13.1   Information incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended March 28, 1998.
    21     Subsidiaries of the Registrant.
    23.1   Consent of Price Waterhouse LLP, Independent Accountants.
    27     Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLANTRONICS, INC.

                                          By: /s/ ROBERT S. CECIL
           ---------------------------------------------------------------------
                                            Robert S. Cecil
                                            Chief Executive Officer

Dated: June 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ ROBERT S. CECIL                                    Chairman of the Board, Chief       June 23, 1998
---------------------------------------------------    Executive Officer, and Director
(Robert S. Cecil)                                      (Principal Executive Officer)

/s/ BARBARA V. SCHERER                                 Senior Vice President, and Chief   June 5, 1998
---------------------------------------------------    Financial Officer (Principal
(Barbara V. Scherer)                                   Financial Officer, Principal
                                                       Accounting Officer)

/s/ ROBERT F.B. LOGAN                                  Director                           June 23, 1998
---------------------------------------------------
(Robert F.B. Logan)

/s/ M. SALEEM MUQADDAM                                 Director                           June 23, 1998
---------------------------------------------------
(M. Saleem Muqaddam)

/s/ JOHN O'MARA                                        Director                           June 23, 1998
---------------------------------------------------
(John Mowbray O'Mara)

/s/ TRUDE C. TAYLOR                                    Director                           June 23, 1998
---------------------------------------------------
(Trude C. Taylor)

/s/ J. SIDNEY WEBB                                     Director                           June 23, 1998
---------------------------------------------------
(J. Sidney Webb)

/s/ DAVID A. WEGMANN                                   Director                           June 23, 1998
---------------------------------------------------
(David A. Wegmann)

                               INDEX TO EXHIBITS

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

 10.9    1993 Stock Plan (incorporated herein by reference to Exhibit
         (10.1) to the Registrant's Registration Statement on Form
         S-1 (as amended), SEC File Number 33-70744, filed on October
         20, 1993).
         Amendment effective as of April 23, 1996 to the 1993 Stock
         Plan (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration Statement on Form S-8, SEC
         File Number 333-14833, filed on October 25, 1996).
 10.10 1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (10.29) to the Registrant's
         Registration Statement on Form S-1 (as amended), SEC File
         Number 33-70744, filed on October 20, 1993).
         Amendment Effective as of April 23, 1996 to the 1993
         Director Stock Option Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration Statement on Form S-8, SEC File Number 333-14833, filed on October 25,
         1996).
 10.11   Employment Agreement between the Registrant and Robert S.
         Cecil dated January 4, 1994 (supersedes Employment Agreement between Plantronics and Robert S. Cecil dated January 20,
         1993) (incorporated herein by reference to Exhibit (10.16) to the Registrant's Registration Statement on Form S-1 (as amended), No. 33-70744, filed on October 20, 1993).
         Amendment Number One to Employment Agreement between the
         Registrant and Robert S. Cecil entered into as of January 4,
         1995 (incorporated herein by reference to Exhibit (10.6) of the Registrant's Annual Report on Form 10-K, SEC File Number
         1-12696, for the fiscal year ended March 30, 1996, filed on June 27, 1996).
         Letter agreement between Registrant and Robert S. Cecil dated April 10, 1996 (incorporated herein by reference to Exhibit (10.6) of the Registrant's Annual Report on Form
         10-K, SEC File Number 1-12696, for the fiscal year ended
         March 30, 1996, filed on June 27, 1996).
         Amendment Number Two to Employment Agreement between the
         Registrant and Robert S. Cecil entered into as of January 1,
         1998.
 10.12   Plantronics, Inc. Annual Profit Sharing/Individual Savings
         Plan (incorporated herein by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form S-8, SEC
         File Number 333-19351, filed on January 7, 1997).
         Amendment Number One to the Plantronics, Inc. Annual Profit
         Sharing/Individual Savings Plan (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration
         Statement on Form S-8, SEC File Number 333-19351, filed on
         January 7, 1997).
 10.13   Trust Agreement Establishing the Plantronics, Inc. Annual
         Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference to Exhibit (4.3) to the Registrant's
         Registration Statement on Form S-8, SEC File Number
         333-19351, filed on January 7, 1997).
 10.14   Resolutions of the Board of Directors of Plantronics, Inc.
         Concerning Executive Stock Purchase Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's
         Registration Statement on Form S-8 (as amended), SEC File
         Number 333-19351, filed on March 25, 1997).
 10.15 Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration Statement on
         Form S-8 (as amended), SEC File Number 333-19351, filed on
         March 25, 1997).
 10.16   Trust Agreement Under the Plantronics, Inc. Basic Deferred
         Stock Compensation Plan (incorporated herein by reference to Exhibit (4.6) to the Registrant's Registration Statement on
         Form S-8 (as amended), SEC File Number 333-19351, filed on
         March 25, 1997).

 10.17   Plantronics, Inc. Basic Deferred Compensation Plan
         Participant Election (incorporated herein by reference to
         Exhibit (4.7) to the Registrant's Registration Statement on
         Form S-8 (as amended), SEC File Number 333-19351, filed on
         March 25, 1997).
 10.18   Credit Agreement dated as of February 19, 1997 between
         Registrant and Bank of America National Trust and Savings
         Association (incorporated by reference to Exhibit (10.22) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997, filed on June 27, 1997).
         First Amendment to Credit Agreement, dated as of May 15,
         1997 (incorporated by reference to Exhibit (10.22) to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997, filed on June 27, 1997).
         Second Amendment to Credit Agreement, dated as of February
         18, 1998.
 10.19   Lease dated May 8, 1997 between Royal Liver Assurance
         Limited and Plantronics Limited, a subsidiary of the
         Registrant, for premises located in Wootton Bassett,
         England.
 13.1    Information incorporated by reference from the Registrant's
         Annual Report to Stockholders for the fiscal year ended
         March 28, 1998.
 21      Subsidiaries of the Registrant.
 23.1    Consent of Price Waterhouse LLP, Independent Accountants.
 27      Financial Data Schedule.