Form 10-Q
period 1998-06-27
PLANTRONICS INC /CA/
filed 1998-08-06
CIK 914025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 27, 1998    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number 1-12696

                                PLANTRONICS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                            77-0207692
----------------------------------------                     -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

  337 Encinal Street, P.O. Box 1802
       Santa Cruz, California                                     95061-1802
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (831) 426-5858


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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at June 27, 1998
   ----------------------------                   ----------------------------
   Common Stock, $.01 par value                            16,497,436

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                              MARCH 28,           JUNE 27,
                                                                1998                1998
                                                             =========           =========
ASSETS

Current assets:
     Cash and cash equivalents                                $ 64,901           $ 82,340
     Accounts receivable, net                                   41,550             43,515
     Inventory                                                  29,741             27,914
     Deferred income taxes                                       2,130              2,130
     Other current assets                                        1,774                958
                                                              --------           --------
        Total current assets                                   140,096            156,857

Property, plant and equipment, net                              21,255             20,614
Other assets                                                     4,124              3,706
                                                              ========           ========
            Total Assets                                      $165,475           $181,177
                                                              ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $  8,327           $  6,111
     Accrued liabilities                                        26,629             26,348
     Income taxes payable                                        6,381             10,835
                                                              --------           --------
        Total current liabilities                               41,337             43,294

Deferred tax liability                                           5,652              5,652
Long-term debt                                                  65,050             65,050
                                                              --------           --------
     Total liabilities                                         112,039            113,996
                                                              --------           --------


Stockholders' equity:
     Common stock, $0.01 par value per share;
     40,000 shares authorized, 16,449
     shares and 16,497 shares issued and outstanding               174                174
     Additional paid-in capital                                 63,816             64,833
     Accumulated other comprehensive income:
     Foreign currency translation adjustment                      (891)              (891)
     Retained Earnings                                          15,355             27,826
                                                              --------           --------
                                                                78,454             91,942
     Less: Treasury stock
            (common: 963 shares in fiscal year 1998
            and 949 shares as of June 27, 1998) at cost         25,018             24,761
                                                              --------           --------
        Total stockholders' equity                              53,436             67,181
                                                              --------           --------
            Total liabilities and stockholders' equity        $165,475           $181,177
                                                              ========           ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     QUARTER ENDED
                                                             -----------------------------
                                                               JUNE 28,           JUNE 27,
                                                                 1997               1998
                                                             ==========          =========
Net sales                                                     $ 54,023           $ 70,060
Cost of sales                                                   24,956             31,897
                                                              --------           --------
    Gross profit                                                29,067             38,163
                                                              --------           --------

Operating expense:
    Research, development and engineering                        3,989              4,470
    Selling, general and administrative                         11,467             14,102
                                                              --------           --------
       Total operating expenses                                 15,456             18,572
                                                              --------           --------
Operating income                                                13,611             19,591

Interest expense, including amortization
   of debt issuance costs                                        1,754              1,736
Interest income and other income, net                             (356)              (485)
                                                              --------           --------
Income before income taxes                                      12,213             18,340
Income tax expense                                               3,908              5,869
                                                              --------           --------
Net income                                                       8,305             12,471
Other comprehensive income                                          --                 --
                                                              --------           --------
Comprehensive income                                          $  8,305           $ 12,471
                                                              ========           ========

Basic earnings per common share                               $   0.51           $   0.76
                                                              ========           ========
     Shares used in basic per share calculations                16,399             16,474
                                                              ========           ========

Diluted earnings per common share                             $   0.47           $   0.68
                                                              ========           ========
    Shares used in diluted per share calculations               17,820             18,213
                                                              ========           ========

       See Notes to Unaudited Condensed Consolidated Financial Statements
                                       3

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     QUARTER ENDED
                                                               ---------------------------
                                                               JUNE 28,           JUNE 27,
                                                                 1997               1998
                                                              =========          =========
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from operations                                        $  8,305           $ 12,471
Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                                       776              1,575
    Changes in assets and liabilities:
       Accounts receivable                                      (2,164)            (2,163)
       Provision for doubtful accounts                              12                198
       Inventory                                                (2,445)             1,827
       Other current assets                                        (20)               816
       Other assets                                                460                418
       Accounts payable                                          1,289             (2,216)
       Accrued liabilities                                       1,209               (281)
       Income taxes payable                                      2,897              4,905
                                                              ---------           --------
Cash provided by operating activities                           10,319             17,550
                                                              ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (2,389)              (934)
                                                              ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                    (116)                --
    Proceeds from sale of treasury stock                           403                536
    Proceeds from exercise of stock options                        126                287
                                                              ---------           --------
Cash provided by financing activities                              413                823
                                                              ---------           --------

Net increase in cash and cash equivalents                        8,343             17,439
Cash and cash equivalents at beginning of period                42,262             64,901
                                                              =========          ========
Cash and cash equivalents at end of period                    $ 50,605           $ 82,340
                                                              =========          ========

Supplemental disclosures:
    Cash paid for:
       Interest                                                     --                 --
       Income taxes                                           $  1,012           $  2,229

Noncash operating and financing activities:
    Income tax benefit associated with stock options          $    259                451


       See Notes to Unaudited Condensed Consolidated Financial Statements
                                       4

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION. The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," the "Company" or the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared, without audit, in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended March 28, 1998. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.


NOTE 2. PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31 (i.e. March 27, 1999) and the first fiscal quarter-end is the Saturday closest to June 30 (i.e. June 28, 1997 or June 27, 1998, as applicable). Plantronics' fiscal quarters ended June 28, 1997 and June 27, 1998 consisted of thirteen weeks each.

NOTE 3.   DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                              March 28,           June 27,
                                                                1998                1998
                                                             =========           =========
    Inventories:
      Finished goods                                          $13,224              $13,152
             Work in process                                    4,431                3,778
             Purchased parts                                   12,086               10,984
                                                              -------              -------
                                                              $29,741              $27,914
                                                              =======              =======



    Property, plant and equipment:
      Land                                                   $  4,693              $ 4,693
      Buildings and improvements
         (useful lives: 10-40 years)                            9,486                9,891
      Machinery and equipment
         (useful lives: 4-8 years)                             31,484               32,013
                                                             --------             --------
                                                               45,663               46,597
      Less accumulated depreciation                           (24,408)             (25,983)
                                                             ========             ========
                                                             $21,255               $20,614
                                                             ========             ========

NOTE 4. FOREIGN CURRENCY TRANSACTIONS. The Company's functional currency for all operations is the U.S. dollar. Accordingly, gains and losses resulting from the remeasurement of the financial statements of foreign subsidiaries into U.S. dollars are included in other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income (expense). Aggregate exchange losses in the fiscal quarter ended June 27, 1998 were approximately $0.3 million. There were approximately $0.1 million in exchange losses in the comparable period ended June 28, 1997.


NOTE 5.  COMPREHENSIVE INCOME

Effective March 29, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending March 27, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The

Company does not have other comprehensive income transactions with the quarter ended June 27,1998 and June 28, 1997. Cumulative balances in stockholders' equity and the financial statement format have been presented in compliance with SFAS 130.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises the required information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 in connection with its fiscal 1999 closing in compliance with SFAS 131 and does not expect such adoption to have a material effect on the consolidated financial statements.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statement relating to the ability to make required interest payments in the first sentence in the last paragraph under "Financial Condition" and the statements below under "Risk Factors Affecting Future Operating Results." In addition, the Company may from time to time make oral forward looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, the Company's annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.


                                                                     QUARTER ENDED
                                                              ---------------------------
                                                               June 28,           June 27,
                                                                 1997               1998
                                                              ========          =========
    Net sales                                                   100.0%             100.0%
    Cost of sales                                                46.2               45.5
                                                              ---------          ---------
        Gross profit                                             53.8               54.5
                                                              ---------          ---------

    Research and development                                      7.4                6.4
    Selling, general and admin.                                  21.2               20.1
                                                              ---------          ---------
        Total operating expenses                                 28.6               26.5
                                                              ---------          ---------

    Operating income                                             25.2               28.0
    Other (income) expense                                        2.6                1.8
                                                              ---------          ---------
    Income before income taxes                                   22.6               26.2
    Income tax expense                                            7.2                8.4
                                                              ---------          ---------

    Net Income                                                   15.4%              17.8%

    Other comprehensive income                                     --                 --
                                                              ---------          ---------
             Comprehensive income                                15.4%              17.8%
                                                              =========          =========


Net sales for the quarter ended June 27, 1998 were $70.1 million, an increase of 29.8% over net sales of $54.0 million for the quarter ended June 28, 1997. Domestic revenues grew by 22.3% while international revenues grew by 49.1% over the comparable period in fiscal 1997.

Gross profit of $38.2 million for the quarter ended June 27, 1998 increased by $9.1 million over the quarter ended June 28, 1997, a 31.3% increase. The overall increases in gross profits principally reflect the overall increase in

                               PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


revenues, with benefits from shifts in product mix and efficiencies due to increased volumes. Changes in material and labor costs and changes in distribution channels may have an adverse effect on gross profit percentage in the future. For a description of additional risks which may impact gross profit see the section entitled "Risk Factors Affecting Future Operating Results."

Research, development and engineering expenses for the quarter ended June 27, 1998 were $4.5 million compared to $4.0 million for the quarter ended June 28, 1997. Increases were associated with higher levels of research and development spending on product technology. The Company recognizes the necessity to balance the cost of research and development with expense control.

Selling, general and administrative expenses for the quarter ended June 27, 1998 were $14.1 million compared to $11.5 million for the quarter ended June 28, 1997. The overall increases in selling, general and administrative expenses in the first quarter of fiscal 1999 were from costs associated with higher sales volume worldwide and related variable expenses, such as sales commissions and employee profit sharing.

Interest expense of $1.7 million was the same in the first quarter of fiscal 1999 and the first quarter of fiscal 1998. Interest income and other income of $0.5 million for the first quarter of fiscal 1999 resulted in a net interest expense of $1.3 million, slightly down from the net interest expense of $1.4 million for the same period in fiscal 1998. The reduction in interest expense, net of interest income and other income, is primarily attributable to interest income derived from increases in cash and cash equivalents.

The Company's cash flows are substantially US dollar denominated. However, the Company is exposed to certain foreign currency fluctuations, primarily in Europe and Mexico. The source of currency risk in Europe is due to receivables denominated in local currency, although this has been largely offset by payables denominated in local currency. This natural hedging approach has historically limited the Company's net exposure to the effect of currency fluctuations and management believes additional hedging has not been merited. As the Company's sales in Europe grow, this strategy will require review and the Company may experience greater exposure to currency fluctuations as a result of its increasing international activities. In the fourth quarter of fiscal 1996, the company formed Plantronics B.V., a wholly owned subsidiary incorporated in the Netherlands. Administrative functions, particularly with respect to the Company's international sales, were transferred to Plantronics B.V. The Company now incurs local expenses in its Plantronics B.V. subsidiary in Dutch guilders while recording no revenue in Dutch guilders.

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

Losses due to foreign currency fluctuations approximated $0.3 million for the first quarter of fiscal 1999 compared to a $0.1 million loss in same period of fiscal 1998, due primarily to weakening of the pound sterling against the US dollar.

The Company's effective tax rate was 32% in the quarters ended June 27, 1998 and June 28, 1997.

FINANCIAL CONDITION:

The Company's principal source of liquidity in the three-month period ended June 27, 1998 was $17.6 million of cash generated from operating activities, due primarily to $12.5 million in net income, compared to $10.3 million in cash generated from operating activities for the same period ended June 28, 1997, of which $8.3 million was from net income. In the current period, increases in depreciation and amortization and in income taxes payable with decreases in inventory represented the majority of the balance of cash provided by operating activities.

                               PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


The Company has a $20.0 million revolving credit facility, including a $10.0 million letter of credit subfacility, with a major bank. As of June 27, 1998, the Company had no cash borrowings under the revolving credit facility and $2.2 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter of credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants which materially limit the Company's ability to incur debt, make capital expenditures and pay dividends, among other matters. These covenants may adversely affect the Company to the extent it cannot comply with them or it must limit its ordinary course of activities.

Capital expenditures of $0.9 million in the three-month period ended June 27, 1998 were incurred principally in manufacturing tooling and investments in computer and telephone equipment.

In the three-month period ended June 27, 1998, the Company sold 14,168 shares of its Treasury Stock for $0.5 million and received $0.3 million in proceeds from the exercise of stock options.

The Senior Notes that were issued during fiscal 1994, in the remaining principal amount of $65.1 million, bear interest, payable semiannually, at a rate of 10% per annum and mature on January 15, 2001. The Senior Notes are redeemable, at the Company's option, in whole or in part, any time after January 15, 1999. The Senior Note Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, issue preferred stock of subsidiaries, engage in transactions with affiliates, create liens, engage in mergers and consolidations, make certain asset sales or make certain investments. The Senior Note Indenture also provides that holders of the Senior Notes have the right to require the Company to repurchase their Senior Notes in the event of a "change in control" and certain various customary events of default.

The Company believes that its current cash balance and cash to be provided by operations, together with available borrowing capacity under the revolving credit facility, will be sufficient to make required interest payments under the Senior Notes and to fund operations at least through the next 12 months. Subject to the terms and conditions of the 10% Senior Note Indenture and the Company's revolving credit facility, the Company may use cash for such purposes as repurchasing Senior Notes, repurchasing the Company's Common Stock or acquiring complementary businesses, products or technologies.

                               PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


FACTORS AFFECTING FUTURE OPERATING RESULTS

Plantronics participates in an increasingly volatile industry that is characterized by industry-wide competition for business. Industry participants confront aggressive pricing practices, continually changing customer demand patterns, growing competition from new market entrants, and increasingly rapid technological development. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below discuss important factors that could cause actual results to differ materially from the projected results contained in any forward-looking statements in this report or otherwise made orally or in writing by the Company.

NEED TO SUCCESSFULLY DEVELOP NEW PRODUCTS AND MARKETS

The Company's net sales to date have been derived principally from the sale of lightweight communications headsets ("tops") and associated telephone adapter amplifier bases ("bottoms"). Historically, a substantial amount of the company's sales have been made through distributors to call center users such as telemarketing personnel, reservation agents, telephone operators and air traffic controllers. The Company has expanded its marketing efforts to sell lightweight communications headsets to the business, mobile and home office user market segments. The Company's product development efforts historically have been directed toward incremental enhancement of its existing products and development of new products that capitalize on its core technologies and thus expand the Company's product offerings to new user market segments. The success of new product introductions is dependent on a number of factors, including proper new product selection, timely completion and introduction of new product designs, cost-effective manufacture of such products, quality of new products and market acceptance. To be successful in the future, the Company must be able to develop new products, qualify these new products with its customers, successfully introduce these products to the market on a timely basis, and commence and sustain volume production to meet customer demands. Although the Company has attempted to determine the specific needs of new market segments, there is no assurance that the Company's present and future products designed for such new market segments will gain substantial market acceptance. As discussed below, even if the market segments develop and the Company's products meet the needs of the potential segment, there is no assurance that the Company can cost effectively manufacture such products.

COMPETITION

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

The Company's two largest competitors in the call center market segment, GN Netcom and ACS Wireless, Inc., announced an agreement under which they merged to form a single company. The effects of such a merger cannot yet be determined. However, such effects could include increased price competition in various market segments and impact the Company's gross margins.

DEMAND OF CHANGING TECHNOLOGIES

The technology of telephone headsets, both "tops" and "bottoms," has traditionally evolved slowly. Products have historically exhibited life cycles of three to five years before introduction of the next generation of products.

                               PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Next generation products usually included stylistic changes and quality improvements but were based on similar technology. The Company believes that future changes in technology may come at a faster pace, particularly in the telephone, wireless telephone and computer uses in the business and home office market segments. In addition, in order to avoid product obsolescence, the Company will have to monitor technological changes in telephone and computer technologies, as well as the demands of users for new technologies. In the start-up phase of new products or new manufacturing processes, the Company may experience fluctuations in manufacturing yields that can materially affect the Company's operations.. The Company's future success will be dependent in part on its ability to develop products that utilize new technologies and to introduce them successfully to the marketplace. Failure by the Company to keep pace with future technological changes could materially adversely affect the Company's revenues and operating results.

RISKS RELATED TO GROSS PROFIT

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

NEED TO MATCH PRODUCTION TO DEMAND

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

RELIANCE UPON SUPPLIERS

The Company's manufacturing operations primarily consist of assembly of components and subassemblies that Plantronics manufactures or purchases from a variety of sources. The cost, quality, and availability of such components are essential to the successful production of the Company's communications products. Most components and subassemblies used in the Company's manufacturing operations are obtained, or are reasonably available, from numerous sources. However, certain of its subassemblies and components are currently obtained only from single suppliers. The Company currently purchases those goods on a purchase order basis. The Company periodically experiences constrained supply of certain component parts and such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. To date, the Company has experienced only minor interruptions in the supply of these components, none of which has adversely affected its operations. However, an interruption in supply from any of the Company's single source suppliers in the future could temporarily result in the Company's inability to deliver products on a timely basis, which in turn could adversely affect its operations.

IMPORTANCE OF PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

The Company's success will depend in part on its ability to obtain patents and preserve other intellectual property rights covering the design and operation of its products. The Company currently holds certain patents and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will issue from currently pending or future applications. There also can be no assurance that the Company's existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to the Company. The Company may be subjected to, or may initiate, litigation or patent office interference proceedings, which may

                               PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such claims could have a material adverse effect on the Company's operations.


RISK ASSOCIATED WITH FOREIGN OPERATIONS AND SALES

Approximately 30.7% of the Company's net sales in fiscal 1998 were derived from customers outside the United States. In addition, the Company conducts substantially all of its headset assembly operations in its Mexican manufacturing facility and obtains most of the components of its products from various foreign suppliers. Offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, taxes, tariffs and import/export regulations, political unrest, fluctuations in currency exchange rates and geographic limitations on management controls and reporting. There can be no assurance that the inherent risks of offshore operations, particularly in Mexico, will not adversely affect the Company's business, operating results and financial condition in the future.

Although the Company generally transacts business internationally in United States currency, declines in the values of local currencies relative to the United States dollar in countries in which the Company sells its products could adversely affect the Company by resulting in less competitive pricing for the Company's products. Substantial increases in the values of local currencies relative to the United States dollar in countries in which the Company purchases components or assembles products could adversely affect the Company by increasing the cost of its products, decreasing margins or possibly requiring less competitive pricing because of resulting price increases. The Company does not currently engage in any hedging activities to mitigate exchange rate risks and to date has not been adversely affected by fluctuating currencies. To the extent that the Company is successful in increasing its sales to foreign customers, or to the extent that the Company increases its transactions in foreign currencies, the Company's results of operations could be adversely affected by exchange rate fluctuations.

DEPENDENCE UPON SENIOR MANAGEMENT

The Company believes that it has benefited substantially from the leadership of Robert S. Cecil, the Chairman of the Board and Chief Executive Officer of the Company, and the other current members of senior management, and that the loss of their services could have a material adverse effect on the Company's business and future operations. Although the Company has an employment agreement with Mr. Cecil, such agreement permits him to voluntarily terminate his employment at any time. In addition, although Mr. Cecil's agreement contains a five-year non-compete covenant which takes effect upon termination of his employment, such covenants are generally not enforceable under California law.

CONCLUSION

Because of the foregoing factors, as well as other variables affecting or which could affect the Company's operating results, past financial performance should not be considered a reliable indicator of future performance. Investors should not rely upon historical trends to anticipate results or trends in future periods

                                PLANTRONICS, INC.
                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS & REPORTS  ON FORM 8-K

(a  )   Exhibits. The following exhibit is filed as part of this Quarterly
        Report on Form 10-Q.


 Exhibit           Description
 Number            -----------
 -------

 27.1              Financial Data Schedule



(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended June 27, 1998.



ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                PLANTRONICS, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       PLANTRONICS, INC.
                                       ----------------------------
                                       (Registrant)

AUGUST 6, 1998                         s\  Barbara V. Scherer
--------------                         ----------------------------
(Date)                                 (Signature)

                                       Barbara V.  Scherer
                                       Senior Vice President


AUGUST 6, 1998                         s\  Barbara V. Scherer
--------------                         -----------------------------
(Date)                                 (Signature)

                                       Barbara V.  Scherer
                                       Senior Vice President -
                                       Finance and Administration
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

                                PLANTRONICS, INC.
                                  EXHIBIT INDEX

Exhibit Number
--------------
   27.1              Financial Data Schedule
