Form 10-Q
period 1998-09-26
PLANTRONICS INC /CA/
filed 1998-11-10
CIK 914025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 26, 1998   or
                               ----------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ______________________

Commission File Number 1-12696
                       -------

                                PLANTRONICS, INC.

             (Exact name of registrant as specified in its charter)

                      Delaware                                  77-0207692
 -------------------------------------------                --------------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

         337 Encinal Street, P.O. Box 1802
               Santa Cruz, California                            95061-1802
--------------------------------------------                --------------------
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

                              YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at September 26, 1998
-----------------------------                  ---------------------------------
 Common Stock, $.01 par value                             16,550,563

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                            MARCH 28,           SEPTEMBER 26,
                                                                              1998                  1998
                                                                         =============          =============
ASSETS

Current assets:
    Cash and cash equivalents                                             $   64,901             $  95,100
    Accounts receivable, net                                                  41,550                45,063
    Inventory                                                                 29,741                21,931
    Deferred income taxes                                                      2,130                 2,130
    Other current assets                                                       1,774                 1,488
                                                                         -------------          -------------
       Total current assets                                                  140,096               165,712

Property, plant and equipment, net                                            21,255                20,531
Other assets                                                                   4,124                 3,354
                                                                         =============          =============
Total assets                                                              $  165,475             $ 189,597
                                                                         =============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $    8,327             $   5,171
    Accrued liabilities                                                       26,629                28,351
    Income taxes payable                                                       6,381                 9,196
                                                                         -------------          -------------
       Total current liabilities                                              41,337                42,718

Deferred tax liability                                                         5,652                 5,652
Long-term debt                                                                65,050                65,050
                                                                         -------------          -------------
    Total liabilities                                                        112,039               113,420
                                                                         -------------          -------------


Stockholders' equity:
    Common stock, $0.01 par value per share; 40,000 shares authorized,
      16,449 shares and 16,551 shares issued and outstanding                     174                   177
    Additional paid-in capital                                                63,816                70,684
    Cumulative translation adjustment                                           (891)                 (891)
    Retained Earnings                                                         15,355                41,439
                                                                         -------------          -------------
                                                                              78,454               111,409
    Less: Treasury stock
          (common: 963 shares in fiscal year 1998 and 1,121
          shares as of September 26, 1998) at cost                           (25,018)              (35,232)
                                                                         -------------          -------------
       Total stockholders' equity                                             53,436                76,177
                                                                         -------------          -------------
Total liabilities and stockholders' equity                                $  165,475             $ 189,597
                                                                         =============          =============

       See Notes to Unaudited Condensed Consolidated Fiancial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 QUARTER ENDED                      SIX MONTHS ENDED
                                                         SEPTEMBER 27,     SEPTEMBER 26,     SEPTEMBER 27,   SEPTEMBER 26,
                                                             1997               1998              1997            1998
                                                       ==================  ===============   =============== ===============
Net sales                                                 $    56,539        $   71,150       $   110,562     $   141,210
Cost of sales                                                  26,003            32,192            50,959          64,089
                                                       ------------------  ---------------   --------------- ---------------
      Gross profit                                             30,536            38,958            59,603          77,121
                                                       ------------------  ---------------   --------------- ---------------

Operating expense:
      Research, development and engineering                     4,395             4,535             8,384           9,005
      Selling, general and administrative                      11,375            13,760            22,842          27,862
                                                       ------------------  ---------------   --------------- ---------------
         Total operating expenses                              15,770            18,295            31,226          36,867
                                                       ------------------  ---------------   --------------- ---------------
Operating income                                               14,766            20,663            28,377          40,254

Interest expense, including amortization of debt
         issuance costs                                         1,737             1,852             3,493
                                                                                                                    3,588
Interest income and other income, net                            (744)           (1,208)           (1,102)         (1,693)
                                                       ------------------  ---------------   --------------- ---------------
Income before income taxes                                     13,773            20,019            25,986          38,359
Income tax expense                                              4,407             6,406             8,315          12,275
                                                       ------------------  ---------------   --------------- ---------------
Net income                                                      9,366            13,613            17,671          26,084
Other comprehensive income                                         --                --                --              --
Comprehensive income                                      $     9,366        $   13,613       $    17,671     $    26,084
                                                       ==================  ===============   =============== ===============

Basic earnings per common share                           $      0.57        $     0.82       $      1.07     $      1.58
                                                       ==================  ===============   =============== ===============
       Shares used in basic per share calculations             16,500            16,513            16,450          16,494
                                                       ==================  ===============   =============== ===============
Diluted earnings per common share                         $      0.51        $     0.74       $      0.98     $      1.43
                                                       ==================  ===============   =============== ===============
      Shares used in diluted per share calculations            18,356            18,341            18,086          18,291
                                                       ==================  ===============   =============== ===============

       See Notes to Unaudited Condensed Consolidated Financial Statements
                                       3

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          SIX MONTHS ENDED
                                                                --------------------------------------------
                                                                   SEPTEMBER 27,          SEPTEMBER 26,
                                                                       1997                   1998
                                                                ====================  ======================
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from operations                                              $    17,671            $    26,084
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization of property and equipment

    Changes in assets and liabilities:                                    1,772                  2,272
       Accounts receivable                                               (3,633)                (4,164)
       Provision for doubtful accounts                                      110                    651
       Inventory                                                         (3,465)                 7,810
       Other current assets                                                 301                    286
       Other assets                                                         499                    770
       Accounts payable                                                   1,300                 (3,156)
       Accrued liabilities                                                1,705                  1,722
       Income taxes payable                                                 565                  7,744
                                                                --------------------  ----------------------
Cash provided by operating activities                                    16,825                 40,019
                                                                --------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (3,946)                (1,548)
                                                                --------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                             (116)               (10,568)
    Proceeds from sale of treasury stock                                    567                    769
    Proceeds from exercise of stock options                                 625                  1,527
                                                                --------------------  ----------------------
Cash provided by (used for) financing activities                          1,076                 (8,272)
                                                                --------------------  ----------------------

Net increase (decrease) in cash and cash equivalents                     13,955                 30,199
Cash and cash equivalents at beginning of period                         42,262                 64,901
                                                                ====================  ======================
Cash and cash equivalents at end of period                          $    56,217            $    95,100
                                                                ====================  ======================

Supplemental disclosures:
    Cash paid for:
       Interest                                                     $     3,267            $     3,262
       Income taxes                                                 $     8,850            $     5,764

Noncash operating and financing activities:
       Income tax benefit associated with stock  options                     --            $     4,929

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

NOTE 2. PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31 (i.e. March 27, 1999) and the second fiscal quarter-end is the last Saturday in September (i.e. September 27, 1997 or September 26, 1998, as applicable). Plantronics' fiscal quarters ended September 27, 1997 and September 26, 1998 consisted of thirteen weeks each.

NOTE 3.   DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                             March 28,         September 26,
                                                                               1998                 1998
                                                                          =============        =============
         Inventories:
             Finished goods                                                 $ 13,224              $ 12,010
             Work in process                                                   4,431                 2,152
             Purchased parts                                                  12,086                 7,769
                                                                          -------------        -------------
                                                                            $ 29,741              $ 21,931
                                                                          =============        =============



         Property, plant and equipment:
             Land                                                           $  4,693              $  4,693
             Buildings and improvements (useful lives: 10-30 years)            9,486                 9,901
             Machinery and equipment (useful lives: 2-10 years)               31,484                32,617
                                                                          -------------        -------------
                                                                              45,663                47,211
               Less accumulated depreciation                                 (24,408)              (26,680)
                                                                          =============        =============
                                                                            $ 21,255              $ 20,531
                                                                          =============        =============

NOTE 4. FOREIGN CURRENCY TRANSACTIONS. The Company's functional currency for all operations is the U.S. dollar. Accordingly, gains and losses resulting from the remeasurement of the financial statements of foreign subsidiaries into U.S. dollars are included in other income in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income. Aggregate exchange gains in the fiscal quarter ended September 26, 1998 were approximately $0.2 million. There were approximately $0.1 million in exchange losses in the comparable period ended September 27, 1997.

NOTE 5. COMMON AND TREASURY STOCK. As of September 26, 1998, approximately 10,000 shares remained available under the repurchase plan authorized in the third quarter of fiscal 1998. During the second quarter of fiscal 1999 the Company's Board of Directors approved a plan to repurchase up to 500,000 shares of its common stock. The total shares available for repurchase under the two plans as of September 26, 1998 was approximately 510,000 shares. From September 27, 1998 through November 4, 1998, the Company repurchased 105,800 shares for approximately $5.4 million. As of November 4, 1998, the total shares available for repurchase was approximately 404,200 shares.

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. STOCK OPTION PLAN. By vote at the Annual Meeting held July 30, 1998, the Company's stockholders approved an increase of 1,300,000 shares of common stock issuable under the Company's 1993 Stock Plan (the "1993 Stock Plan"). This brings the maximum aggregate number of shares which may be optioned and sold under the 1993 Stock Plan to 5,459,242 shares.

NOTE 7. COMPREHENSIVE INCOME. Effective March 29, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending March 27, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with stockholders of the Company. The Company did not have other comprehensive income transactions in the quarters ended September 26, 1998 and September 27, 1997.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises the required information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 in connection with its fiscal 1999 financial statements and does not expect such adoption to have a material effect on the consolidated financial statements.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statement relating to the ability to make required interest payments in the first sentence in the last paragraph under "Financial Condition" and the statements below under "Risk Factors Affecting Future Operating Results." In addition, the Company may from time to time make oral forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, the Company's annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.

                                    -----------------------------------   ------------------------------------
                                              Quarter Ended                        Six Months Ended
                                    -----------------------------------   ------------------------------------
                                     September 27,      September 26,      September 27,       September 26,
                                         1997               1998               1997                1998
                                    ================   ================   ================    ================
Net sales                                    100.0%             100.0%             100.0%              100.0%

Cost of sales                                 46.0               45.2               46.1                45.4
                                    ----------------   ----------------   ----------------    ----------------
      Gross profit                            54.0               54.8               53.9                54.6
                                    ----------------   ----------------   ----------------    ----------------

Research and development                       7.8                6.4                7.6                 6.4
Selling, general and admin.                   20.1               19.4               20.6                19.7
                                    ----------------   ----------------   ----------------    ----------------
     Total operating expenses                 27.9               25.8               28.2                26.1
                                    ----------------   ----------------   ----------------    ----------------

Operating income                              26.1               29.0               25.7                28.5
Other (income) expense                         1.8                0.9                2.2                 1.3
                                    ----------------   ----------------   ----------------    ----------------
Income before income taxes                    24.4               28.1               23.5                27.2
Income tax expense                             7.8                9.0                7.5                 8.7
                                    ----------------   ----------------   ----------------    ----------------

Net Income                                    16.6               19.1               16.0                18.5

Other comprehensive income                      --                 --                 --                  --
                                    ----------------   ----------------   ----------------    ----------------
Comprehensive income                          16.6%              19.1%              16.0%               18.5%
                                    ================   ================   ================    ================

Net sales for the quarter ended September 26, 1998 were $71.2 million, an increase of 25.8% over net sales of $56.5 million for the quarter ended September 27, 1997. Domestic revenues grew by 30.5% to $50.6 million while international revenues grew by 15.7% to $20.6 million, compared to the same period of fiscal 1998. Net sales for the six months ended September 26, 1998 were $141.2 million compared to $110.6 million for the six months ended September 27, 1997, an increase of 27.7%. Domestic sales in the first half of fiscal 1999 were $98.6 million, an increase of 26.4% over the first half of fiscal 1998. International sales were $42.6 million in the first half of fiscal 1999, an increase of 30.9% over the comparable period of fiscal 1998.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross profit of $39.0 million for the quarter ended September 26, 1998 increased by $8.4 million over the quarter ended September 27, 1997, a 27.6% increase. Gross profit for the first two quarters of fiscal 1999 was $77.1 million, an increase of 29.4% over the comparable period of fiscal 1998. The increase in gross profit mainly reflects the overall increase in revenues, with continuing benefits from manufacturing efficiencies and cost reduction programs. Changes in material and labor costs, changes in distribution channels and reductions in prices may have an adverse effect on gross profit percentage in the future. For a description of additional risks which may impact gross profit see the section entitled "Risk Factors Affecting Future Operating Results."

Research, development and engineering expenses for the quarter ended September 26, 1998 were $4.5 million compared to $4.4 million for the quarter ended September 27, 1997. Expenses for the first half of fiscal 1999 were $9.0 million compared to $8.4 million for the first half of fiscal 1998. Increases in expenses were the result of higher levels of research and development spending on new product development and new product technologies.

Selling, general and administrative expenses for the quarter ended September 26, 1998 were $13.8 million compared to $11.4 million for the quarter ended September 27, 1997. For the first half of fiscal 1999, expenses were $27.9 million, an increase of $5.0 million over the first half of fiscal 1998. The overall increases in selling, general and administrative expenses in the second quarter and first half of fiscal 1999 were from costs associated with higher sales volume worldwide and related variable expenses, such as sales commissions and employee profit sharing, as well as the expansion of sales and marketing programs. General and administrative expenses also increased due to the addition of an office of the President and a Vice President of Corporate Development. In addition, the Company increased its provision for doubtful accounts in light of general economic conditions, particularly internationally.

Interest expense for the quarter ended September 26, 1998 was $1.9 million compared to $1.7 million for the quarter ended September 27, 1997. For the first half of fiscal 1999, interest expense was $3.6 million compared to $3.5 million for the corresponding period in fiscal 1998. The increase in interest expense is due to an increase in amortization of deferred debt costs. Interest income and other income for the second quarter of fiscal 1999 was $1.2 million compared to $0.7 million for the second quarter of fiscal 1998. Interest income and other income was $1.7 million for the six months ended September 26, 1998 compared to $1.1 million for the six months ended September 27, 1997. The increase in interest income and other income for both the quarter and half year is primarily attributable to interest income derived from increases in cash and cash equivalents.

The Company's cash flows are substantially US dollar denominated. However, the Company is exposed to certain foreign currency fluctuations, primarily in Europe and Mexico. The source of currency risk in Europe is due to receivables denominated in local currency, although this has been partially offset by payables denominated in local currency. This natural hedging approach has historically limited the Company's net exposure to the effect of currency fluctuations and management believes additional hedging has not been merited. As the Company's sales in Europe grow, this strategy will require review and the Company may experience greater exposure to currency fluctuations as a result of its increasing international activities. In the fourth quarter of fiscal 1996, the Company formed Plantronics B.V., a wholly owned subsidiary incorporated in the Netherlands. Administrative functions, particularly with respect to the Company's international sales, were transferred to Plantronics B.V. The Company now incurs local expenses in its Plantronics B.V. subsidiary in Dutch guilders while recording no revenue in Dutch guilders.

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

Gains due to foreign currency fluctuations approximated $0.2 million for the second quarter of fiscal 1999 compared to a $0.1 million loss in same period of fiscal 1998, due primarily to strengthening of the pound sterling against the US dollar.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's effective tax rate was 32% in the quarters ended September 26, 1998 and September 27, 1997.

FINANCIAL CONDITION:

The Company's principal source of liquidity in the six months ended September 26, 1998 was $40.0 million of cash generated from operating activities, due primarily to $26.1 million in net income, compared to $16.8 million in cash generated from operating activities for the same period ended September 27, 1997, of which $17.7 million was from net income. In the current period, decreases in inventory and increases in income taxes payable, together with depreciation and amortization expense, represented the majority of the balance of cash provided by operating activities.

The Company has a $20.0 million revolving credit facility, including a $10.0 million letter of credit subfacility, with a major bank. As of September 26, 1998, the Company had no cash borrowings under the revolving credit facility and $1.3 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter of credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants which materially limit the Company's ability to incur debt, make capital expenditures and pay dividends, among other matters. These covenants may adversely affect the Company to the extent it cannot comply with them or it must limit its ordinary course of activities.

Capital expenditures of $1.5 million in the six-month period ended September 26, 1998 were incurred principally in tooling to expand manufacturing capacity and investments in computer and telephone equipment.

In the six-month period ended September 26, 1998, the Company sold 19,510 shares of its Treasury Stock for approximately $0.8 million and repurchased 178,000 shares of its Common Stock for approximately $10.6 million. As of September 26, 1998, approximately 10,000 shares remained available under the repurchase plan authorized in the third quarter of fiscal 1998. During the second quarter of fiscal 1999 the Company's Board of Directors approved a plan to repurchase up to 500,000 shares of its common stock. The total shares available for repurchase under the two plans as of September 26, 1998 was approximately 510,000 shares. From September 27, 1998 through November 4, 1998, the Company repurchased 105,800 shares for approximately $5.4 million. As of November 4, 1998, the total shares available for repurchase was approximately 404,200 shares.

The Company received $1.5 million in proceeds from the exercise of stock options during the six months ended September 26, 1998. The Company's stockholders approved an increase of 1,300,000 shares of common stock issuable under the Company's 1993 Stock Plan (the "1993 Stock Plan"). This brings the maximum aggregate number of shares which may be optioned and sold under the 1993 Stock Plan to 5,459,242 shares.

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

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000:

STATE OF READINESS:

Many existing electronic systems, principally including but not limited to computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, many computer and other electronic applications and systems could fail or create erroneous results when addressing dates on and after January 1, 2000. The products manufactured and sold by the Company do not address or utilize dates in their operation and there is no risk that the Company's products will fail based upon the Year 2000 problem. However, the Company has information technology systems (including business information computer systems and design and manufacturing computer systems upon which the Company is dependent) and other machinery and equipment that includes embedded date sensitive technology (including manufacturing test equipment and other similar equipment). There is risk that the Company's internal information systems, its suppliers, or its customers may have Year 2000 compliance problems which, if not remedied, could have a material adverse impact on the operations of the Company. The Year 2000 problems can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains. Incomplete or untimely resolution of the issue by the Company, key suppliers, customers and other parties could have a material adverse effect on the Company's results of operations, financial condition and cash flows. The Company is addressing those concerns. The Company has established a worldwide Year 2000 task force, led by an Executive Steering Committee of the Company's senior management, including representatives of each of the Company's business segments and corporate functions, to oversee and regularly review the status of the Company's Year 2000 compliance plan.

The Company, through its Year 2000 task force, is proceeding with implementation of a formal Year 2000 compliance program. The compliance program addresses three key elements: (1) Internal Infrastructure, addressing internal hardware and software and non-information technology systems; (2) Supplier Readiness, addressing the preparedness of the Company's suppliers of goods and services; and (3) Customer Readiness, addressing the preparedness of the Company's customer support and the preparedness of the customers of the Company to transact business with the Company. In each of those compliance areas, the Company is systematically performing a global risk assessment, conducting testing and upgrade, communicating with and assisting suppliers and customers in raising awareness of the Year 2000 issues and developing contingency plans to mitigate known and unknown Year 2000 risks. The status of the compliance efforts in those three areas is set forth below:

INTERNAL INFRASTRUCTURE: The Company is assessing all internal applications and computer software and hardware. The Company's key business information systems have been made Year 2000 compliant. Resources have been assigned to address other applications, such as product testing and product design hardware and software, based upon their criticality and the time required to bring them into full Year 2000 compliance. The Company expects that all its critical business information systems and other critical applications will be fully Year 2000 compliant by June, 1999.

SUPPLIER READINESS: This program focuses on minimizing the risks associated with supplier Year 2000 issues in two areas: (1) the suppliers' business capability to continue providing products and services in and after the year 2000 and (2) the Year 2000 readiness of products supplied to the Company for its use. Requests for information and certification of compliance have been and are being sent to principal and critical suppliers of the Company. The Year 2000 task force is monitoring responses from suppliers and following up where necessary and appropriate. The Company expects that it will have certification from its principal and critical suppliers of goods and services by July, 1999.

CUSTOMER READINESS: This program focuses on ensuring that customers are aware of the Year 2000 issues and that customers are capable of placing orders for the Company's products, receiving products ordered and paying the invoices of the Company for products sold and delivered. Requests for information and certification of Year 2000 compliance will be sent to the Company's significant customers prior to January 1, 1999. Thereafter, the

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Year 2000 task force will follow up with customers where necessary and appropriate. The Company expects that it will have certification from its principal customers by August, 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES:

The Company currently estimates that the aggregate cost of its Year 2000 efforts will be approximately $1.2 million, of which approximately $0.4 million has been incurred to date. The costs consist principally of (1) fees paid to outside consultants and software programmers, (2) purchase of telephone PBX systems which require upgrade to be Year 2000 compliant and (3) purchase of software and software upgrades to meet the Year 2000 issue. The funds expended and to be expended are being funded through operating cash flows. Approximately $0.5 million of the total cost will be capitalized, with the balance expensed as incurred.

RISKS OF THE YEAR 2000 ISSUES:

The Company believes that its internal Year 2000 compliance efforts will be successful and there will be no material impact to the Company by reason of the failure or malfunction of any Company owned or operated systems. However, because the Company's Year 2000 compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company by reason of it or its business partners not being fully Year 2000 compliant could include temporary closing of some portion or all of the Company's manufacturing plant, delays in the delivery of finished products, delays in the receipt of key ingredients, containers and packaging supplies, invoice and collection errors, and inventory and supply obsolescence. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course. The Company believes that its readiness program, including the contingency plans discussed below, should significantly reduce the adverse effect any such disruptions may have.

CONTINGENCY PLANS:

The Company is developing contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. The Company expects to substantially complete its contingency planning by July, 1999. These plans may include identifying and securing alternate suppliers of ingredients, containers, packaging materials and utilities, adjusting manufacturing facility production, shutdown and start-up schedules, stockpiling of finished product inventories and other measures considered appropriate by management. Once developed and approved, contingency plans, and the related cost estimates, will be continually refined as additional information becomes available.

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

Investors or potential investors in the stock or notes of Plantronics should carefully consider the risks described below. The business, financial condition and results of operations of Plantronics could be materially adversely affected if any of the risks occur. If the risks occur, the trading price of Plantronics stock could decline and an investor could lose all or part of his or her investment.

This report also contains certain forward-looking statements. From time to time, Plantronics may also make oral or other written forward-looking statements. Such forward-looking statements necessarily involve risks and uncertainties. Actual results could differ materially from those anticipated in those forward-looking statements as a result of many factors, including the risks faced by Plantronics described below and elsewhere in this report.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE BUSINESS:

HEADSETS:

The primary business of Plantronics is the manufacture and sale of lightweight communications headsets. Headsets generally consist of a headset "top" worn on the head or ear and an amplifier "bottom" that connects to the telephone, computer or call distribution system. Many telephones and call distribution systems are now being equipped with headset ports, into which the headset top can be directly plugged. Headsets used with computers may also plug directly into the computer sound card or other audio input.

HANDSETS:

Plantronics, through its Walker Equipment Division, also manufactures and sells communications handsets. The Walker handsets are principally used as original and replacement handsets for pay telephones, elevator phones, and other non-home telephones. Noise-canceling handsets are manufactured and sold for use with telephones, computers and other products in high-noise environments. Specialized handsets for use in testing telephone lines and equipment are also manufactured and sold under the Walker label. The Walker Equipment Division also sells specialty telephones for use by the hearing-impaired.

THE MARKET SEGMENTS:

Plantronics' headset products are employed worldwide by users in large and small call centers. The users include telemarketing personnel, reservation agents, customer support personnel and telephone operators. Call centers range in size from very small technical support groups to very large organizations with literally thousands of users. Call center personnel are on the telephone constantly and a headset is generally thought of as a required piece of equipment. Plantronics estimates that the call center segments account for the majority of Plantronics sales today.

Plantronics also sells headsets for users in the business and home office user market segment. Telephone headset users in this segment consist of people whose occupations may require intensive (but not constant) use of a telephone. Headsets are also used with mobile and cellular telephones, for both business and home use. Finally, also in the business and home office segment, headsets can be connected to computers for such applications as multimedia programs, voice recognition programs, computer games and computer telephony.

The handset products offered by the Walker Equipment division are used in many different public telephone settings and as specialty replacement handsets for home and business telephones. The Walker Equipment telephones for the hearing-impaired are sold both for home and business users who benefit from the special assistance that the Walker Equipment products provide.

DISTRIBUTION:

Plantronics sells its products principally through a worldwide network of independent distributors. Those distributors resell the headsets and handsets to dealers, to government purchasers, or to end-users. Products are also sold to retailers such as office supply and consumer electronics stores, mail order catalogs, warehouse clubs and office supply distributors. In addition, Plantronics manufactures products under private labels for other companies, who then sell the products under their own names. Finally, Plantronics sells directly to certain large users, such as telephone operating companies and other companies that employ a large number of people in telephone-intensive jobs.

COMPETITION:

COMPETITIVE PRESSURE:

Plantronics has strong competitors. Plantronics' two largest competitors in the call center market segments, GN Netcom and ACS Wireless, Inc., recently merged to form a single company. The effects of that merger cannot yet be determined. However, such effects could include increased price competition, which could adversely impact Plantronics' gross margins.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Plantronics competes primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service and support. To meet competition and make or increase sales, Plantronics may have to invest more heavily in new technologies, reduce its prices or increase the services and support it provides. Reductions in prices or increases in the costs of making and supporting its products could reduce the margins that Plantronics makes. This reduction in margins could, in turn, cause a reduction in net earnings and a resulting decline in the market price of Plantronics stock.

POTENTIAL NEW COMPETITORS:

Plantronics anticipates that it will face additional competition from companies that currently do not offer communications headsets. This is particularly true in the business, home office, wireless telephone and computer market segments. These new competitors may be larger, offer broader product lines and have substantially greater financial and other resources than Plantronics. To compete successfully with such new competitors, Plantronics could have to reduce prices and offer new technologies and increased support. Those efforts to meet competition could negatively affect margins and earnings and result in reductions in the market price of Plantronics stock.

NEED TO SUCCESSFULLY DEVELOP NEW PRODUCTS AND MARKETS:

MEETING CONSUMER NEEDS:

Historically, most sales have been made through independent distributors to call center users. While that segment of the market is still the most significant part of its business, Plantronics believes that the business, mobile and home office user market segments offer substantial growth potential. To be successful in those segments, Plantronics must be able to develop new products that meet the needs of consumers. Although Plantronics has attempted to determine the specific needs of consumers in these new market segments, there is no assurance that Plantronics' present and future products will be accepted. If the products are not accepted by consumers, Plantronics may not achieve the revenue growth needed to cover the costs of developing, manufacturing and selling the products. Plantronics could also be left with inventories of obsolete and excess products. Earnings would be reduced and there could be a loss in the value of Plantronics stock.

DEMAND OF CHANGING TECHNOLOGIES:

The technology of telephone headsets, both "tops" and "bottoms," has traditionally evolved slowly. Products have generally had life cycles of three to five years before introduction of the next generation of products. Next generation products usually included stylistic changes and quality improvements, but were based on similar technologies. Plantronics believes that future changes in technology will come at a faster pace. This is particularly true in headsets for use in the business and home office market segments. The development of new technologies requires increased spending for research and development. Those increased expenses may reduce the profit to Plantronics and adversely impact earnings and stock price.

RISKS RELATED TO GROSS PROFIT:

RELIANCE UPON SUPPLIERS:

Plantronics buys components and subassemblies from a variety of suppliers. Those components and subassemblies are then assembled by Plantronics into the finished products it sells. The cost, quality, and availability of such components are essential to the successful production of Plantronics communications products.

     o There is always the risk that prices of components and subassemblies will rise and that those cost increases cannot be reflected in sales price increases in the finished products of Plantronics. If costs rise faster than sales prices, gross margins would fall and operating results would be affected.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     o Most components and subassemblies are obtained, or are reasonably available, from numerous sources. However, certain subassemblies and components are currently obtained only from single suppliers and alternate sources are not readily available. If those components and subassemblies were not available to Plantronics when needed, Plantronics would not be able to manufacture its products to meet demand. That inability to meet demand would have a negative impact on revenue and earnings. Alternate sources for those components and subassemblies could charge more for the materials, decreasing gross margins and net earnings. To date, Plantronics has experienced only minor interruptions in the supply of these components and subassemblies, none of which has adversely affected its operations. However, an interruption in supply from any of Plantronics' single source suppliers in the future could temporarily result in Plantronics' inability to deliver products on a timely basis. The inability to deliver products would impact revenues. If the inability to deliver continued over an extended period, there could be a long-term impact to the competitive position of Plantronics.

     o Plantronics does not have supply contracts with most of its suppliers. Plantronics buys most components and subassemblies on a purchase order basis. Therefore, there is no contractual requirement that obligates those suppliers to continue to provide components and subassemblies. Deliveries to Plantronics could be affected if those suppliers were to experience increased demand or shortages in their supply. Until alternate sources of the components and subassemblies are developed, Plantronics would be unable to manufacture and sell the products dependent on those components and subassemblies. This would reduce revenues and earnings. Also, the alternate sources of supply could charge higher prices, having an impact on gross margins and earnings.

NEED TO MATCH PRODUCTION TO DEMAND:

Historically, Plantronics has seen steady increases in customer demand for its products and has generally been able to increase production to meet that demand. However, the demand for Plantronics' products is dependent on many factors and such demand is inherently difficult to forecast.

     o If demand increases beyond that forecasted, Plantronics would have to work to rapidly increase its production of the products. Because Plantronics is dependent upon suppliers providing additional volumes of components and subassemblies, there is no certainty that Plantronics could increase production rapidly enough to meet unforecasted demand. Failure to meet demand could result in the inability to meet customer expectations and adversely affect Plantronics' operations and operating results. However, rapid increases in production levels could require higher costs to obtain the necessary components and subassemblies and higher costs of production in the form of overtime and other expenses. Those high expenditures would negatively affect gross margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, again affecting gross margins.

     o If forecasted demand does not develop, Plantronics would have excess production. Excess production would result in the holding of higher inventories of finished goods or components. While held on the books, those high inventories would negatively affect earnings. If it were unable to sell these inventories, Plantronics would have to write off some or all of its inventories of obsolete products. Such write-offs would have a negative impact on earnings.

DIFFERENCES IN PRODUCT MIX:

Different products sold by Plantronics have different gross profit margins. Therefore, the gross profit percentage in any period depends on the mix of products sold in that period. Meeting the needs of purchasers in the future may cause the product mix to change and the gross profit percentage to fluctuate. This could affect Plantronics' operating results.

VOLUME SALES:

Plantronics may charge a lower price on certain products to high volume purchasers to reflect the economies of scale in such large sales and to meet competition for those accounts. The lower price on the high volume sales results in a lower gross profit to Plantronics, which could adversely impact earnings.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IMPORTANCE OF PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS:

Plantronics' success will depend in part on its ability to obtain patents and preserve other intellectual property rights covering the design and operation of its products. Plantronics currently holds certain patents and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be lengthy and expensive. The costs of these patents, which Plantronics believes are important to its business, negatively impact earnings.

There can be no assurance that patents will issue from currently pending or future applications. There also can be no assurance that Plantronics' existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage.

Plantronics may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such claims could have a material adverse effect on Plantronics' operations.

RISK ASSOCIATED WITH FOREIGN OPERATIONS AND SALES:

Approximately 30.7% of Plantronics' net sales in fiscal 1998 were derived from customers outside the United States. In addition, Plantronics conducts substantially all of its headset assembly operations in its Mexican manufacturing facility and obtains most of the components of its products from various foreign suppliers. Offshore operations are subject to certain inherent risks. There can be no assurance that the inherent risks of offshore operations, particularly in Mexico, will not adversely affect Plantronics' business, operating results and financial condition in the future.

GEOGRAPHIC RISK:

Given the distances, there may be geographic limitations on management controls and reporting and potential delays in transportation of components and subassemblies and finished products.

     o It is inherently more difficult to manage foreign operations due to the distances and time differences. Those problems could adversely impact the conduct of business and decrease earnings.

     o There may be delays in obtaining necessary components and subassemblies due to the time required to transport the materials and the increased potential for problems in transportation. Such delays could impact the manufacture of Plantronics products, causing losses in revenues from lost sales or increased costs from having to source the components and materials from alternate sources. Similar delays in transportation of finished products may prevent the timely supply of Plantronics products to foreign customers, reducing revenues.

POLITICAL RISK:

There may be changes in governmental policies, import/export regulations, taxes and tariffs.

     o Changes in governmental policies may affect the ability to obtain critical components and subassemblies or to ship finished products into the foreign markets. Foreign governments could restrict the export of components and/or subassemblies critical to the manufacturing of Plantronics products. This would have an adverse impact on revenues if there was a resulting inability to manufacture. There would be adverse effects upon gross margins if Plantronics had to qualify and use alternate sources for the components and subassemblies. Foreign governments may also place restrictions on the import of Plantronics products or require technical modifications as a condition of sale within the foreign country. Revenues would be adversely impacted if Plantronics cannot sell products into the foreign country. If Plantronics must modify its products to make sales in the country, its costs of manufacturing will increase. If the price cannot be increased to reflect those costs, margins would be impacted. If prices are increased to reflect the added costs of compliance, revenues could be impacted if the higher prices discourage demand.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     o Increased taxes could increase the cost of components and subassemblies, reducing margins and earnings. Similarly, increased taxes charged to purchasers could reduce demand for Plantronics products. This reduced demand could reduce revenue.

     o Higher tariffs in the import of products into foreign countries could adversely affect revenues. Higher tariffs raise the cost of Plantronics products to purchasers in those countries. Those increased costs to purchasers could reduce demand for Plantronics products and, in certain cases, make Plantronics products non-competitive to other similar products.

     o Changes in import/export regulations could result in delays in obtaining components and subassemblies. This could prevent Plantronics from timely manufacture of its products, decreasing revenues. Delays in obtaining components and subassemblies could require Plantronics to turn to alternate sources, which may increase the costs of manufacture. Similarly, delays in the importation of Plantronics products into the foreign country can impact revenues. Purchasers may turn to other sources if they cannot obtain Plantronics products in a timely manner. If there are significant delays due to changed import/export regulations, Plantronics may have to provide cost reductions or extend payment terms to its distributors to reflect the increased costs to the distributors. Those cost reductions or extended payment terms would adversely impact earnings.

CURRENCY RISK:

There may be fluctuations in currency exchange rates and Plantronics could be at risk in both its product sales and purchase of supplies. To date Plantronics has not been adversely affected by fluctuating currencies. Plantronics does not currently engage in any hedging activities to mitigate exchange rate risks. This strategy will require review and the Company may experience greater exposure to currency fluctuations as a result of its increasing international activities. To the extent that Plantronics is successful in increasing its sales to foreign customers, or to the extent that Plantronics increases its transactions in foreign currencies, Plantronics' results of operations could be adversely affected by exchange rate fluctuations.

Plantronics sells its products internationally in both US dollars and local foreign currencies. Transactions conducted in US dollars are subject to foreign exchange risk when declines in the value of local currencies relative to the US dollar result in less competitive pricing for Plantronics product. In transactions conducted in local foreign currencies, a decline in the value of the foreign currency can result in less revenue if Plantronics is unable to increase prices.

Transactions with Plantronics' suppliers are conducted primarily in US dollars. Declines in the value of local currencies in countries from which Plantronics purchases components and subassemblies generally result in lower prices for such materials. However, to the extent that the currency exchange rates reflect the underlying economic health of such foreign economies, there is the risk over the longer term that such foreign suppliers may not continue in business. Substantial increases in the values of local currencies relative to the United States dollar could adversely affect Plantronics by causing suppliers to increase the cost of their products. In this event, Plantronics would have to either pass these cost increases on through higher prices to its customers, possibly making its products less competitive, or accept lower margins.

RISKS ASSOCIATED WITH THE YEAR 2000:

While Plantronics is undertaking efforts to ensure that its systems and those of its suppliers and customers are compliant with the requirements of the Year 2000, there is no assurance that such efforts will successfully ensure against disruptions caused by the arrival of the new millennium. The possible consequences to Plantronics by reason of it or its business partners not being fully Year 2000 compliant could include temporary closing of some portion or all of Plantronics' manufacturing plant, delays in the delivery of finished products, delays in the receipt of key ingredients, containers and packaging supplies, invoice and collection errors, and inventory and supply obsolescence. These consequences could have a material adverse impact on Plantronics' results of operations, financial condition and cash flows.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DEPENDENCE UPON SENIOR MANAGEMENT:

Plantronics believes that it has benefited substantially from the leadership of Robert S. Cecil, the Chairman of the Board and Chief Executive Officer of Plantronics, and the other current members of senior management, and that the loss of their services could have a material adverse effect on Plantronics' business and future operations. Although Plantronics has an employment agreement with Mr. Cecil, such agreement permits him to voluntarily terminate his employment at any time. In addition, although Mr. Cecil's agreement contains a five-year non-compete covenant which takes effect upon termination of his employment, such covenants are generally not enforceable under California law.

CONCLUSION

Because of the foregoing factors, as well as other variables affecting or which could affect Plantronics' operating results, past financial performance should not be considered a reliable indicator of future performance. Investors should not rely upon historical trends to anticipate results or trends in future periods.

                                PLANTRONICS, INC.
                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The 1998 Annual Meeting of Stockholders of Plantronics, Inc. (the "Company") was held at The Museum of Art History at the Mcpherson Center, 705 Front Street, Santa Cruz, California on July 30, 1998 (the "Annual Meeting").

(b) At the Annual Meeting, the following seven individuals were elected to the Company's Board of Directors, constituting all members of the Board of
     Directors:

         Nominee                  Votes Cast For         Withheld or Against
         -------                  --------------         -------------------
         Robert S. Cecil            15,279,749                55,519
         Robert F.B. Logan          15,279,935                55,332
         M. Saleem Muqaddam         15,279,835                55,432
         John Mowbray O'Mara        15,279,935                55,332
         Trude C. Taylor            15,277,935                57,332
         J. Sidney Webb             15,277,935                57,332
         David A. Wegmann           15,279,935                55,332

(c) The following additional proposals were considered at the Annual Meeting and were approved by the vote of the Stockholders, in accordance with the tabulation shown below.

     (1) Proposal to increase by 1,300,000 shares the number of shares of common stock issuable under the Company's 1993 Stock Plan

          Votes For           Votes Against            Abstain          Broker Non-Vote
          ---------           -------------            -------          ---------------
          8,253,087             5,676,981               35,442            1,369,757

     (2) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the fiscal year ending March 27, 1999.

          Votes For           Votes Against            Abstain
          ---------           -------------            -------
          15,297,074             35,936                 2,257

ITEM 6.  EXHIBITS & REPORTS  ON FORM 8-K

     (a) Exhibits. The following exhibit is filed as part of this Quarterly Report on Form 10-Q.

           Exhibit
            Number        Description
           -------        -----------
            27.1          Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended September 26, 1998.


ITEMS 1, 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                PLANTRONICS, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      PLANTRONICS, INC.
                                      -----------------
                                      (Registrant)

NOVEMBER 10, 1998                     s\  Barbara V. Scherer
-----------------                     ------------------------------
(Date)                                (Signature)

                                      Barbara V.  Scherer
                                      Senior Vice President



NOVEMBER 10, 1998                     s\  Barbara V. Scherer
-----------------                     ------------------------------
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

                                       20