Form 10-Q
period 1998-12-26
PLANTRONICS INC /CA/
filed 1999-02-01
CIK 914025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

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

                             YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at December 26, 1998
----------------------------                    --------------------------------
Common Stock, $.01 par value                              16,714,906

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                            MARCH 31,        DECEMBER 31,
                                                              1998               1998
                                                          ------------       ------------
ASSETS

Current assets:
     Cash and cash equivalents                            $   64,901         $  119,231
     Accounts receivable, net                                 41,550             44,317
     Inventory                                                29,741             19,334
     Deferred income taxes                                     2,130              4,243
     Other current assets                                      1,774              1,390
                                                          ------------       ------------
        Total current assets                                 140,096            188,515

Property, plant and equipment, net                            21,255             19,577
Other assets                                                   4,124              3,226
                                                          ------------       ------------
     Total assets                                         $  165,475         $  211,318
                                                          ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                     $    8,327         $    7,420
     Accrued liabilities                                      26,629             33,762
     Income taxes payable                                      6,381              6,003
                                                          ------------       ------------
        Total current liabilities                             41,337             47,185

Deferred tax liability                                         5,652              9,065
Long-term debt                                                65,050             65,050
                                                          ------------       ------------
     Total liabilities                                       112,039            121,300
                                                          ------------       ------------
Stockholders' equity:
     Common stock, $0.01 par value per share;
       40,000 shares authorized, 16,449
       shares and 16,715 shares issued and
       outstanding                                               174                180
     Additional paid-in capital                               63,816             78,191
     Cumulative translation adjustment                          (891)              (891)
     Retained Earnings                                        15,355             55,862
                                                          ------------       ------------
                                                              78,454            133,342
     Less: Treasury stock
          (common: 963 shares in fiscal year 1998
          and 1,265 shares as of December 31, 1998)
          at cost                                            (25,018)           (43,324)
                                                          ------------       ------------
     Total stockholders' equity                               53,436             90,018
                                                          ------------       ------------
Total liabilities and stockholders' equity                $  165,475        $   211,318
                                                          ============       ============

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           QUARTER ENDED                        NINE MONTHS ENDED
                                                  DECEMBER 31,        DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                      1997                1998               1997               1998
                                               ==================  =================  ================== ==================
Net                                               $  62,017            $ 72,038            $172,579           $213,248
Cost of sales                                        28,464              31,002              79,423             95,091
                                                  ---------            --------            --------           --------
  Gross profit                                       33,553              41,036              93,156            118,157
                                                  ---------            --------            --------           --------

Operating expense:
  Research, development and engineering               4,591               5,177              12,975             14,182
  Selling, general and administrative                12,330              14,563              35,172             42,425
                                                  ---------            --------            --------           --------
   Total operating expenses                          16,921              19,740              48,147             56,607
                                                  ---------            --------            --------           --------
Operating income                                     16,632              21,296              45,009             61,550

Interest expense, including
  amortization of debt issuance costs                 1,755               1,888               5,248              5,476
Interest income and other income, net                  (447)             (1,801)             (1,549)            (3,494)
                                                  ---------            --------            --------           --------
Income before income taxes                           15,324              21,209              41,310             59,568
Income tax expense                                    4,903               6,786              13,218             19,061
                                                  ---------            --------            --------           --------
Net income                                        $  10,421            $ 14,423            $ 28,092           $ 40,507
                                                  =========            ========            ========           ========
Basic earnings per common share                   $    0.63            $   0.87            $   1.70           $   2.45
                                                  =========            ========            ========           ========
  Shares used in basic per share calculations        16,547              16,562              16,482             16,516
                                                  =========            ========            ========           ========

Diluted earnings per common share                 $     .57            $   0.79            $   1.54           $   2.22
                                                  =========            ========            ========           ========
  Shares used in diluted per share calculations      18,383              18,246              18,200             18,268
                                                  =========            ========            ========           ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                          DECEMBER 31,         DECEMBER 31,
                                                                              1997                 1998
                                                                       =================    =================
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from operations                                                     $ 28,092             $ 40,507
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization of property and equipment                   2,896                4,133
    Deferred income taxes                                                        --                1,300
    Changes in assets and liabilities:
       Accounts receivable                                                   (6,969)              (3,248)
       Provision for doubtful accounts                                          379                  481
       Inventory                                                            (10,532)              10,407
       Other current assets                                                    (616)                 384
       Other assets                                                             854                  898
       Accounts payable                                                       3,161                (907)
       Accrued liabilitie                                                     5,530                7,133
       Income taxes payable                                                    (984)              10,208
                                                                       -----------------    -----------------
Cash provided by operating activities                                        21,811               71,296
                                                                       -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (4,756)              (2,455)
                                                                       -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                 (116)             (18,716)
    Proceeds from sale of treasury stock                                        781                  915
    Proceeds from exercise of stock options                                   2,101                3,290
                                                                       -----------------    -----------------
Cash provided by (used for) financing activities                              2,766              (14,511)
                                                                       -----------------    -----------------

Net increase in cash and cash equivalents                                    19,821               54,330
Cash and cash equivalents at beginning of period                             42,262               64,901
                                                                       -----------------    -----------------
Cash and cash equivalents at end of period                                 $ 62,083             $119,231
                                                                       =================    =================

Supplemental disclosures:
    Cash paid for:
       Interest                                                            $  3,291             $  3,262
       Income taxes                                                        $ 12,464             $  7,823

Noncash operating and financing activities:
    Income tax benefit associated with stock options                       $  1,415             $ 10,586

       See Notes to Unaudited Condensed Consolidated Financial Statements
                                       4

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION. The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," the "Company" or the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared, without audit, in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE 2. PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31 and the third fiscal quarter-end is the last Saturday in December. For purposes of presentation, the Company has indicated its accounting year ending on March 31 or the month-end for interim quarterly periods. Plantronics' fiscal quarters ended December 31, 1997 and December 31, 1998 consisted of thirteen weeks each.

NOTE 3.  DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                            March 31,       December 31,
                                                                               1998             1998
                                                                          ==============    =============
         Inventories:
             Finished goods                                                   $13,224         $ 10,596
             Work in process                                                    4,431            1,828
             Purchased parts                                                   12,086            6,910
                                                                          --------------    -------------
                                                                              $29,741         $ 19,334
                                                                          ==============    =============

         Property, plant and equipment:
             Land                                                             $ 4,693         $  4,693
             Buildings and improvements (useful lives: 10-30 years)             9,486            9,979
             Machinery and equipment (useful lives: 2-10 years)                31,484           33,445
                                                                          --------------    -------------
                                                                               45,663           48,117
               Less accumulated depreciation                                  (24,408)         (28,540)
                                                                          --------------    -------------
                                                                              $21,255         $ 19,577
                                                                          ==============    =============

NOTE 4. FOREIGN CURRENCY TRANSACTIONS. The Company's functional currency for all operations is the U.S. dollar. Accordingly, gains and losses resulting from the remeasurement of the financial statements of foreign subsidiaries into U.S. dollars are included in other income in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income. Aggregate exchange gains in the fiscal quarter ended December 31, 1998 were approximately $0.2 million. Exchange gains equaled exchange losses in the fiscal quarter ended December 31, 1997.

NOTE 5. DEBT. The Company redeemed all of its 10% Senior Notes Due 2001 on January 15, 1999. The aggregate redemption price, including accrued interest, was approximately $69.6 million plus expenses and was paid out of available cash. This transaction will be reported as an extraordinary item in the fourth quarter of the Company's fiscal year financial statements.

NOTE 6. UNSECURED CREDIT FACILITY. Effective November 30, 1998, the Company increased its revolving unsecured credit facility with Bank of America from $20.0 million to $30.0 million. The facility expires on November 29, 1999. The facility includes a $10.0 million letter of credit subfacility. Combined borrowings and commitments under both facilities cannot exceed $30.0 million. All other terms and conditions of the facility remain unchanged.

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. COMMON STOCK. On January 8, 1999, and subsequently amended on January 13, 1999, Plantronics filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for registration of up to 1,782,500 shares of common stock. This registration contained a prospectus for the underwritten public offering of 1,550,000 shares of common stock of Plantronics, Inc. by Louise M. Cecil, Robert S. Cecil and Citigroup Foundation. This total includes 1,000,000 shares previously registered and held by Citigroup Foundation, 432,822 shares previously registered and exercisable by Robert S. Cecil and 117,178 shares previously registered and exercisable by Louise M. Cecil. Plantronics will not receive any proceeds from this offering, other than approximately $0.9 million to be received upon the exercise of options to purchase 550,000 shares of common stock to be sold by Robert S. Cecil and Louise M. Cecil in this offering. Additionally, if the underwriters' over-allotment option is exercised in full, Louise M. Cecil will exercise stock options for, and sell, an additional 232,500 shares.

NOTE 8. COMPREHENSIVE INCOME. Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending March 31, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. Total comprehensive income was the same as net income for all periods presented.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The statement requires the Company to report certain information about operating segments in its annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in fiscal 1999 and does not expect such adoption to have a material effect on the consolidated financial statement disclosures.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statement relating to the expected increase in diluted earnings per share due to the redemption of the 10% Senior Notes discussed in the last sentence of the paragraph below titled "Interest Expense" under Results of Operations and in the last sentence of the paragraph below titled "Financing Activities" under Financial Condition; the ability to make required interest payments set out below in the first sentence in the last paragraph in the subsection headed "Liquidity" under Financial Condition; the belief as to the non-material impact of the Year 2000 problem set out in the first sentence of the paragraph titled "Risks of the Year 2000 Issues;" the statements as to our Year 2000 contingency plans in the paragraph below titled "Contingency Plans;" and the statements below under Risk Factors Affecting Future Operating Results. In addition, the Company may from time to time make oral forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, the Company's annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.

                                             Quarter Ended                       Nine Months Ended
                                   -----------------------------------   ----------------------------------
                                    December 31,       December 31,       December 31,      December 31,
                                        1997               1998               1997              1998
                                   ================   ================   ================  ================
Net sales                              100.00%            100.00%            100.00%           100.00%

Cost of sales                           45.9               43.0               46.0              44.6
                                   ----------------   ----------------   ----------------  ----------------
      Gross profit                      54.1               57.0               54.0              55.4
                                   ----------------   ----------------   ----------------  ----------------

Research and development                 7.4                7.2                7.5               6.6
Selling, general and admin.             19.9               20.2               20.4              19.9
                                   ----------------   ----------------   ----------------  ----------------
     Total operating expenses           27.3               27.4               27.9              26.5
                                   ----------------   ----------------   ----------------  ----------------

Operating income                        26.8               29.6               26.1              28.9
Other (income) expense                   2.1                0.2                2.2               1.0
                                   ----------------   ----------------   ----------------  ----------------
Income before income taxes              24.7               29.4               23.9              27.9
Income tax expense                       7.9                9.4                7.6               8.9
                                   ----------------   ----------------   ----------------  ----------------
Net Income                              16.8%              20.0%              16.3%             19.0%
                                   ================   ================   ================  ================

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Sales. Net sales for the quarter ended December 31, 1998 increased by 16.2% to $72.0 million, compared to $62.0 million for the quarter ended December 31, 1997. Domestic sales for the quarter ended December 31, 1998 increased by 16.2% to $49.9 million, compared to $43.0 million for the quarter ended December 31, 1997. The highest percentage growth in domestic sales occurred in the OEM and retail distribution channels. International sales for the quarter ended December 31, 1998 increased by 16.1% to $22.1 million, compared to $19.0 million for the quarter ended December 31, 1997. The growth in international sales all occurred in Europe; sales in the Asia Pacific and Latin America regions declined slightly, reflecting the uncertain economic situation in that area.

Net sales for the nine months ended December 31, 1998 increased by 23.6% to $213.2 million, compared to $172.6 million for the nine months ended December 31, 1997. Domestic sales for the nine months ended December 31, 1998 increased by 22.8% to $148.5 million, compared to $121.0 million for the nine months ended December 31, 1997. Domestic sales increased in all distribution channels, with the highest percentage increase occurring in the OEM and retail channels. International sales increased by 25.5% to $64.7 million for the nine months ended December 31, 1998, compared to $51.6 million for the nine months ended December 31, 1997. All international regions recorded sales growth, with Europe and Canada showing the highest percentage increases. We believe that our sales growth in fiscal 1999 may have been partially due to call centers upgrading their automatic call distribution systems in order to be year 2000 compliant. Since our products are sometimes bundled with new call distribution systems, this may have accelerated some headset sales. As a result, sales growth in future quarters may occur at a slower rate.

Gross Profit. Gross profit for the quarter ended December 31, 1998 increased by 22.3% to $41.0 million (57.0% of net sales), compared to $33.6 million (54.1% of net sales) for the quarter ended December 31, 1997. Gross profit for the nine months ended December 31, 1998 increased by 26.8% to $118.2 million (55.4% of net sales), compared to $93.2 million (54.0% of net sales) for the nine months ended December 31, 1997. The increases in gross profit for both the quarter and year-to-date mainly reflect the overall increases in net sales. In addition, we have been able to reduce product costs over time through design and manufacturing efficiencies and by obtaining lower costs from our suppliers.

Research, Development and Engineering. Research, development and engineering expenses for the quarter ended December 31, 1998 increased 12.8% to $5.2 million (7.2% of net sales), compared to $4.6 million (7.4% of net sales) for the quarter ended December 31, 1997. Research, development and engineering expenses for the nine months ended December 31, 1998 increased 9.3% to $14.2 million (6.6% of net sales), compared to $13.0 million (7.5% of net sales) for the nine months ended December 31, 1997. The increase in these expenses reflects increased investment in new product development and technologies.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended December 31, 1998 increased 18.1% to $14.6 million (20.2% of net sales), compared to $12.3 million (19.9% of net sales) for the quarter ended December 31, 1997. Selling, general and administrative expenses for the nine months ended December 31, 1998 increased by 20.6% to $42.4 million (19.9% of net sales), compared to $35.2 million (20.4% of net sales) for the nine months ended December 31, 1997. The overall increase in expenses in the nine months ended December 31, 1998 was primarily from costs associated with higher worldwide sales and related variable expenses, such as sales commissions and employee profit sharing, as well as the expansion of sales and marketing programs. General and administrative expenses also increased due to the addition of two senior corporate executive positions. In addition, we increased our provision for doubtful accounts in light of general economic conditions, particularly international conditions.

Operating Income. Operating income for the quarter ended December 31, 1998 increased 28.0% to $21.3 million (29.6% of net sales), compared to $16.6 million (26.8% of net sales) for the quarter ended December 31, 1997. Operating income for the nine months ended December 31, 1998 increased by 36.8% to $61.6 million (28.9% of net sales), compared to $45.0 million (26.1% of net sales) for the nine months ended December 31, 1997. The increase in operating income as a percentage of net sales was primarily due to: (i) higher net sales, (ii) the increase in gross margin and (iii) a focused effort to limit the growth of operating expenses relative to sales growth.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest Expense. Interest expense for the quarter ended December 31, 1998 increased 7.6% to $1.9 million, compared to $1.8 million for the quarter ended December 31, 1997. Interest expense for the nine months ended December 31, 1998 increased by 4.3% to $5.5 million, compared to $5.2 million for the nine months ended December 31, 1997. Interest expense for all periods reported principally represents interest payable on our 10% Senior Notes Due 2001 (Senior Notes). This expense will be reduced to approximately $0.4 million for our next quarter ended March 31, 1999, and will be minimal thereafter, since we redeemed all of our Senior Notes effective January 15, 1999. We will take a net extraordinary charge of approximately $1.2 million, or approximately $0.07 per diluted share, in our fourth quarter in connection with this transaction. This charge represents an early repayment fee of approximately $1.3 million and estimated expenses, net of taxes. Based on current interest rates and the alternative of investing the cash, we expect the transaction to increase diluted earnings per share by approximately $0.10 on an annual pro forma basis.

Interest and Other Income. Interest and other income for the quarter ended December 31, 1998 increased 302.9% to $1.8 million compared to $0.4 million for the quarter ended December 31, 1997. Interest and other income for the nine months ended December 31, 1998 increased by 125.6% to $3.5 million, compared to $1.5 million for the nine months ended December 31, 1997. The increases were primarily attributable to interest income derived from increases in cash and cash equivalents.

FINANCIAL CONDITION:

Liquidity. As of December 31, 1998, we had working capital of $141.3 million, including $119.2 million of cash and cash equivalents, compared with working capital of $98.8 million, including $64.9 million of cash and cash equivalents, as of March 31, 1998. During the nine months ended December 31, 1998, we generated $71.3 million of cash from operating activities, due primarily to $40.5 million in net income, decreases of $10.4 million in inventory and increases of $10.2 million in income taxes payable and $7.1 million in accrued liabilities. In comparison, we generated $21.8 million in cash from operating activities for the nine months ended December 31, 1997, due mainly to $28.1 million in net income and increases of $8.7 million in accounts payable and accrued liabilities, partially offset by increases of $10.5 million in inventory and $7.0 million in accounts receivable.

We have a $30.0 million revolving credit facility, including a $10.0 million letter of credit subfacility, with a major bank, both of which expire in November 1999. Following our decision to redeem the Senior Notes, we increased the amount available under the revolving credit facility from $20.0 million to $30.0 million. As of December 31, 1998, we had no cash borrowings under the revolving credit facility and $1.4 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter of credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt, make capital expenditures and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them.

After the redemption of the Senior Notes, we believe that our current cash balance and cash to be provided by operations, together with available borrowing capacity under our revolving credit facility and letter of credit subfacility, will be sufficient to fund operations for at least the next 12 months.

Investing Activities. Capital expenditures of $2.5 million in the nine months ended December 31, 1998 were incurred principally in tooling to expand manufacturing capacity and investments in computer and telephone equipment.

Financing Activities. In the nine months ended December 31, 1998, we sold 22,601 shares of our treasury stock for approximately $0.9 million and repurchased 325,391 shares of our common stock for approximately $18.7 million. As of December 31, 1998, approximately 363,000 shares remained available under the repurchase plan authorized in the second quarter of fiscal 1999.

We received $3.3 million in proceeds from the exercise of stock options during the nine months ended December 31, 1998. In July 1998, our stockholders approved an increase of 1,300,000 shares of common stock issuable under

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


our 1993 Stock Plan (the "1993 Stock Plan"). This increased the maximum aggregate number of shares which may be optioned and sold under the 1993 Stock Plan to 5,459,242 shares.

Effective January 15, 1999, we repurchased all of our 10% Senior Notes Due 2001. We will take a net extraordinary charge of approximately $1.2 million, or approximately $0.07 per diluted share, in the fourth quarter of fiscal 1999 in connection with this transaction. This charge represents an early repayment fee of approximately $1.3 million and estimated expenses, net of taxes. Based on current interest rates and the alternative of investing the cash, we expect the transaction to increase diluted earnings per share by approximately $0.10 on an annual pro forma basis.

YEAR 2000:

State of Readiness. Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, many computer and other electronic applications and systems could fail or create erroneous results when addressing dates on and after January 1, 2000. Our products do not address or utilize dates in their operation, and, accordingly, our products should not fail due to the year 2000 problem. However, we use and depend on information technology systems (including business information computer systems and design and manufacturing computer systems) and other machinery and equipment that include embedded date sensitive technology. We also depend on the proper functioning of date sensitive electronic systems of third parties, such as customers and suppliers. The failure of any of these systems to appropriately interpret the year 2000 could have a material adverse effect on our business, financial condition and results of operations. We are undertaking efforts to ensure that our business systems and those of our suppliers and customers are compliant with the requirements of the year 2000.

We have established a worldwide year 2000 task force, led by an Executive Steering Committee of our senior management, including representatives of each of our business segments and corporate functions, to oversee and regularly review the status of our year 2000 compliance plan. Through our year 2000 task force, we are proceeding with implementation of a formal year 2000 compliance program. The compliance program addresses three key elements: (i) internal infrastructure, addressing internal hardware and software and non-information technology systems; (ii) supplier readiness, addressing the preparedness of our suppliers of goods and services; and (iii) customer readiness, addressing the preparedness of our customer support and the preparedness of our customers to transact business with us. In each of those compliance areas, we are systematically performing a global risk assessment, conducting testing, implementing upgrades, communicating with and assisting suppliers and customers in raising awareness of the year 2000 issues and developing contingency plans to mitigate known and unknown year 2000 risks. The status of our compliance efforts in those three areas is set forth below:

Internal Infrastructure. We are assessing all internal applications and computer software and hardware. Our key business information systems have been made year 2000 compliant. Resources have been assigned to address other applications, such as product testing and product design hardware and software, based upon our determination of how critical each of those systems is to our business operations and the time required to bring them into full year 2000 compliance. We currently expect that all our critical business information systems and other critical applications will be fully year 2000 compliant by June 1999.

Supplier Readiness. This program focuses on minimizing the risks associated with supplier year 2000 issues in two areas: (i) the suppliers' business capability to continue providing products and services in and after the year 2000 and (ii) the year 2000 readiness of products supplied to us for our use. Requests for information and certification of compliance have been and are being sent to our principal and critical suppliers. The year 2000 task force is monitoring responses from suppliers and following up where necessary and appropriate. We expect that we will have certification from our principal and critical suppliers of goods and services by July 1999.

Customer Readiness. This program focuses on ensuring that customers are aware of the year 2000 issues and that customers are capable of placing orders for our products, receiving products ordered and paying our invoices for products sold and delivered. Requests for information and certification of year 2000 compliance have been sent

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


to our major customers. The year 2000 task force will follow up with customers where necessary and appropriate. We expect that we will have certification from our principal customers by August 1999.

Costs to Address Year 2000 Issues. We currently estimate that the aggregate cost of our year 2000 compliance efforts will be approximately $1.2 million, of which approximately $0.5 million has been incurred to date. The costs consist principally of (i) fees paid to outside consultants and software programmers,
(ii) purchase of telephone PBX systems which require upgrades to be year 2000 compliant and (iii) purchase of software and software upgrades to meet the year 2000 issue. The funds expended and to be expended are being funded through operating cash flows. Approximately $0.5 million of the total cost, related to the purchase of fixed assets, will be capitalized, with the balance expensed as incurred.

Risks of the Year 2000 Issues. We currently believe that our internal year 2000 compliance efforts will be successful and there will be no material impact to us by reason of the failure or malfunction of any systems owned or operated by us or third parties with whom we do business. However, our year 2000 program may not be effective or we may not be able to implement it in a timely and cost-effective manner. Our year 2000 efforts may not, therefore, ensure against disruptions caused by the approach or advent of the year 2000. The year 2000 problem is potentially very widespread, and it is not possible to determine all the potential risks that we may face. Our inability to remedy our own year 2000 problems or the failure of third parties to do so may cause business interruptions or shutdowns, financial loss, regulatory actions, harm to our reputation and exposure to liability.

Contingency Plans. We are developing contingency plans to mitigate the potential disruptions that may result from the year 2000 issue. We expect to substantially complete our contingency planning by July 1999. These plans may include identifying and securing alternate suppliers of ingredients, containers, packaging materials and utilities, adjusting manufacturing facility production, shutdown and start-up schedules, stockpiling of finished product inventories and other measures considered appropriate by management. Once developed and approved, contingency plans, and the related cost estimates, will be continually refined as additional information becomes available.

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

THE BUSINESS:

Overview. Plantronics introduced the first lightweight communications headset in 1962. Since that time we have established ourselves as a world-leading designer, manufacturer and marketer of lightweight communications headset products. We manufacture a broad line of headsets designed for use with substantially all of the different telephone systems currently in use. Our products are designed to increase the productivity, effectiveness and comfort of telephone use. We believe our customers and end-users recognize our headsets for their sound quality, comfort, reliability and industry-leading safety. Historically, we have sold products primarily for use in the call center market segment, but in recent years we have been increasingly leveraging our expertise to become a leading headset supplier to the office, mobile and residential market segments. Our products are available through a global network of distributors, original equipment manufacturers, retailers and telephony service providers. We also manufacture and sell communications handsets through our Walker Equipment Division. The Walker handsets are principally used as original and replacement handsets for pay telephones, elevator phones, and other non-home telephones. Walker also sells specialty telephones for use by the hearing-impaired.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Industry background. Headsets are used in call centers, offices, cars and homes and with various terminal devices such as wireline, cellular and cordless telephones and computers. Specifically, headsets:

o allow people to have both hands free to use a computer, take notes, organize files, drive a car, complete household tasks or perform other tasks while they talk on the telephone;

o provide increased sound quality to telephone users by reducing background noise;

o relieve the repetitive stress and discomfort associated with placing a telephone handset between the shoulder and neck; and

o    provide greater privacy than speakerphones.

The largest group of headset users are call center agents who are on the telephone throughout their work day. The number of call center agents has grown as companies have sought to (i) focus on customer service to provide a competitive advantage, (ii) reduce costs through the use of real-time centralized information exchange and customer interaction, and (iii) make greater use of cost-effective direct distribution models. As the benefits of call centers become more widely recognized and the system cost per agent declines, the establishment of call centers is spreading to smaller organizations and international firms. Agent productivity in call centers is important in minimizing costs and reducing customer wait time, and, therefore, the ability to effectively and simultaneously use a telephone and keyboard is critical. As the call center market segment has grown, the benefits of headsets have become widely recognized as an essential component of a productive and safe workplace.

The office market segment, both corporate and small office/home office ("SOHO"), has become an increasingly important market segment for headsets over the last five years. The increasing and simultaneous use of telephones and computers by office workers and a growing awareness of the benefits of headsets have contributed to the growth of this market segment. Professionals who spend significant time on the telephone have been early adopters of headset products. These professionals include securities brokers, insurance agents, sales executives, credit controllers, and purchasing agents. We believe that the level of headset use in the office is low, providing a long-term opportunity to increase headset sales to office workers.

Headset demand is also emerging in the mobile, computer and residential market segments. Drivers increasingly seek the hands-free benefits of headsets, as the use of mobile phones in cars continues to grow worldwide. Headsets are also an important interface for computerized speech recognition programs, which broaden the application of headsets from voice to written communication by substituting voice for keyboard entry. Finally, the availability of low-cost cordless phones with headset ports is beginning to facilitate headset adoption in the residential market segment by individuals who want the ability to perform multiple tasks while speaking on the telephone.

DEPENDENCE ON CALL CENTER MARKET SEGMENT

We have historically derived, and continue to derive, a substantial majority of our net sales from the call center market segment. This market segment has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. While we believe this market segment is continuing to grow, in the future this growth could slow or revenues from this market segment could decline due to various factors. For example, technological advances such as automated interactive voice response systems could reduce or eliminate the need for call center agents in certain applications. In addition, consumer resistance to telemarketing could adversely affect growth in the call center market segment. Due to our reliance on the call center market segment, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations. We believe that our sales growth in fiscal 1999 may have been partially due to call centers upgrading their automatic call distribution systems in order to be year 2000 compliant. Since our products are sometimes bundled with new call distribution systems, this may have accelerated some headset sales. As a result, sales growth in future quarters may occur at a slower rate.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FAILURE OF THE OFFICE, MOBILE, COMPUTER AND RESIDENTIAL MARKET SEGMENTS TO
DEVELOP

While the call center market segment is still the most significant part of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer and residential market segments. These communications headset market segments are relatively new and undeveloped. Moreover, we do not have extensive experience in selling headset products to customers in these market segments. If the demand for headsets in these market segments fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these market segments, it would have a material adverse effect on the potential demand for our products and on our business, financial condition and results of operations.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

     o    changes in demand for our products;

     o    timing and size of orders from customers;

     o cancellations or delays of deliveries of components and subassemblies by our suppliers;

     o variances in the timing and amount of engineering and operating expenses;

     o    distribution channel volume variations;

     o    delays in shipments of our products;

     o    product returns and customer credits;

     o    new product introductions by us or our competitors;

     o    entrance of new competitors;

     o    increases in the costs of our components and subassemblies;

     o    price erosion;

     o    changes in the mix of products sold by us;

     o    seasonal fluctuations in demand; and

     o    general economic conditions.

Each of the above factors is difficult to forecast and thus could have a material adverse effect on our business, financial condition and results of operations.

We generally ship most orders during the quarter in which they are received, and, consequently, we do not have a significant backlog of orders. As a result, quarterly net sales and operating results depend primarily on the volume and timing of orders received during the quarter. It is difficult to forecast orders for a given quarter. Since a large portion of our operating expenses, including rent, salaries and certain manufacturing expenses, are fixed and difficult to reduce or modify, if net sales do not meet our expectations, our business, financial condition and results of operations could be materially adversely affected.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Our operating results can also vary substantially in any period depending on the mix of products sold and the distribution channels through which they are sold. In the event that sales of lower margin products or sales through lower margin distribution channels in any period represent a disproportionate share of total sales during such period, our operating results would be materially adversely affected.

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicative of future operating results. In addition, our operating results in a future quarter or quarters may fall below the expectations of securities analysts or investors, and, as a result, the price of our common stock might fall.

WE MUST MATCH PRODUCTION TO DEMAND

Historically, we have seen steady increases in customer demand for our products and have generally been able to increase production to meet that demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast. Significant unanticipated fluctuations in demand could cause the following operating problems, among others:

o If demand increases beyond that forecasted, we would have to rapidly increase production. We depend on suppliers to provide additional volumes of components and subassemblies, and, therefore, might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to competitive sources of supply to meet their needs, there could be a long-term impact on our revenues.

o Rapid increases in production levels to meet unanticipated demand could result in higher costs for components and subassemblies and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins.

o If forecasted demand does not develop, we could have excess production or excess capacity. Excess production could result in higher inventories of finished products, components and subassemblies. If we were unable to sell these inventories, we would have to write off some or all of our inventories of obsolete products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins.

Any of the foregoing problems could materially adversely affect our business, financial condition and results of operations.

WE DEPEND ON OUR SUPPLIERS

We buy components and subassemblies from a variety of suppliers and assemble them into finished products. The cost, quality, and availability of such components are essential to the successful production and sale of our products. Obtaining components and subassemblies entails various risks, including the following:

o Prices of components and subassemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

o We obtain certain subassemblies and components from single suppliers, and alternate sources for these items are not readily available. To date, we have experienced only minor interruptions in the supply of these components and subassemblies, none of which has significantly affected our results of operations. However, an interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


o Most of our suppliers are not obligated to continue to provide us with components and subassemblies. Rather, we buy most components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those components and subassemblies. This would materially adversely affect our business, financial condition and results of operations.

THE HEADSET MARKET IS HIGHLY COMPETITIVE

The market for our products is highly competitive. We compete with a variety of companies in various segments of the communications headset market. In the call center segment, the largest market segment in which we compete, our two largest competitors, GN Netcom and ACS Wireless, Inc., recently merged to form a single company. Although it is unclear how this merger will affect us, the merged entity will have a broader product offering and greater marketing presence than either of the two entities had separately. Moreover, the economies of scale that may result from the merger could lead to increased pricing pressures in our market.

We also anticipate that we will face additional competition from companies that currently do not offer communications headsets. This is particularly true in the office, mobile, computer and residential market segments. As these market segments mature, we will face increased competition from consumer electronics companies and other companies that currently manufacture and sell mobile phones or computer peripheral equipment. These new competitors are likely to be larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

We believe that important competitive factors for us are product reliability, product features, customer service and support, reputation, distribution, ability to meet delivery schedules, warranty terms, product life and price. If we do not compete successfully with respect to any of these or other factors it could materially adversely affect our business, financial condition and results of operations. If we do not successfully develop and market products that compete successfully with those of our competitors it would materially adversely affect our business, financial condition and results of operations.

NEW PRODUCT DEVELOPMENT IS RISKY; WE MUST RESPOND TO CHANGING CUSTOMER REQUIREMENTS AND TECHNOLOGIES

Our product development efforts historically have been directed toward enhancement of existing products and development of new products that capitalize on our core capabilities. The success of new product introductions is dependent on several factors, including the proper selection of new product features, timely completion and introduction of new product designs, cost-effective manufacture of such products, quality of new products and market acceptance. To be successful in the future, we must develop new products, qualify these new products, successfully introduce these products to the market on a timely basis, and commence and sustain low-cost, volume production to meet customers' demands. Although we attempt to determine the specific needs of headset users in our target market segments, because almost all of our sales are indirect, we may not always be able to timely and accurately predict end-user requirements. As a result, our products may not be timely developed, designed to address current or future end-user requirements, offered at competitive prices or accepted, which could materially adversely affect our business, financial condition and results of operations. Moreover, we generally incur substantial research and development costs before the technical feasibility and commercial viability of a new product can be ascertained. Accordingly, revenues from new products may not be sufficient to recover the associated development costs.

Historically, the technology used in lightweight communications headsets has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. We anticipate that the technology used in hands-free communications devices, including our products, will begin to evolve more rapidly in the future. We believe that this is particularly true of the office, mobile and residential

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


market segments, which may require us to develop new headset technologies to support cordless and wireless operation and to interface with new communications and computing devices. As a result, our success depends upon our ability to enhance existing products, to respond to changing market requirements, and to develop and introduce in a timely manner new products that keep pace with technological developments. If we are unable to develop and introduce enhanced products or new products in a timely manner in response to changing market conditions or customer requirements, it will materially and adversely affect our business, financial condition and results of operations.

WE DEPEND ON OUR DISTRIBUTION CHANNELS

We sell substantially all of our products through distributors, original equipment manufacturers ("OEMs"), retailers and telephony service providers. Our existing relationships with these parties are nonexclusive and can be terminated by either party without cause. Our channel partners also sell or can potentially sell products offered by our competitors. To the extent that our competitors offer our channel partners more favorable terms, such partners may decline to carry, de-emphasize or discontinue carrying our products. In the future, we may not be able to retain or attract a sufficient number of qualified channel partners. Further, such partners may not recommend, or continue to recommend, our products. The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition or results of operations.

WE DEPEND ON S. KENNETH KANNAPPAN AND OTHER KEY PERSONNEL

Our success depends to a significant extent upon the services of a limited number of executive officers and other key employees. On January 4, 1999, S. Kenneth Kannappan was promoted to Chief Executive Officer of our company, succeeding Robert S. Cecil in that capacity, and was appointed to our Board of Directors. Mr. Kannappan joined our company in February 1995 and has held a number of executive management positions, including President and Chief Operating Officer. Mr. Kannappan has been assuming increasing responsibilities for our day-to-day operations since his March 1998 appointment as President and Chief Operating Officer. The unanticipated loss of the services of Mr. Kannappan or one or more of our other executive officers or key employees could have a material adverse effect upon our business, financial condition and results of operations.

We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense. We may not be successful in attracting and retaining such personnel, and, our failure to do so could have a material adverse effect on our business, operating results or financial condition.

RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

Approximately 30.7% and 30.4% of our net sales in fiscal 1998 and the nine months ended December 31, 1998, respectively, were derived from customers outside the United States. In addition, we conduct substantially all of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. The inherent risks of international operations, particularly in Mexico, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

     o    cultural difference in the conduct of business;

     o    greater difficulty in accounts receivable collection;

     o    unexpected changes in regulatory requirements;

     o    tariffs and other trade barriers;

     o    economic and political conditions in each country;

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     o management and operation of an enterprise spread over various countries; and

     o    burden of complying with a wide variety of foreign laws.

A significant portion of our business is conducted in currencies other than the U.S. dollar. As a result, fluctuations in exchange rates creates risk to us in both the sale of our products and our purchase of supplies. Fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. Although we do not currently engage in any hedging activities to mitigate exchange rate risks, we continually evaluate programs to reduce our foreign currency exposure. However, there can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations. In addition, we cannot predict the potential consequences to our business of the adoption of the Euro as a common currency in Europe.

WE DEPEND ON OUR PRINCIPAL MANUFACTURING FACILITY

Substantially all of our manufacturing operations are currently performed in a single facility in Tijuana, Mexico. A fire, flood or earthquake, political unrest or other disaster or condition affecting our facility could have a material adverse effect on our business, financial condition and results of operations. While we have developed a disaster recovery plan and believe we are adequately insured with respect to this facility, we may not be able to implement the plan effectively or on a timely basis or recover under applicable insurance policies.

FAILURE OF ELECTRONIC SYSTEMS TO RECOGNIZE THE YEAR 2000

Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, many computer and other electronic applications and systems could fail or create erroneous results when addressing dates on and after January 1, 2000. Our products do not address or utilize dates in their operation, and, accordingly, our products should not fail due to the year 2000 problem. However, we use and depend on information technology systems (including business information computer systems and design and manufacturing computer systems) and other machinery and equipment that includes embedded date sensitive technology. We also depend on the proper functioning of date sensitive electronic systems of third parties, such as customers and suppliers. The failure of any of these systems to appropriately interpret the year 2000 could have a material adverse effect on our business, financial condition and results of operations. We are undertaking efforts to ensure that our business systems and those of our suppliers and customers are compliant with the requirements of the year 2000. However, our year 2000 program may not be effective or we may not be able to implement it in a timely and cost-effective manner. Our year 2000 efforts may not, therefore, ensure against disruptions caused by the approach or advent of the year 2000. The year 2000 problem is potentially very widespread, and it is not possible to determine all the potential risks that we may face. Our inability to remedy our own year 2000 problems or the failure of third parties to do so may cause business interruptions or shutdowns, financial loss, regulatory actions, harm to our reputation and exposure to liability.

RISKS OF INADEQUATE PROTECTION OF INTELLECTUAL PROPERTY AND INFRINGEMENT OF RIGHTS OF OTHERS

Our success will depend in part on our ability to protect our proprietary technology. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. We currently hold 33 United States patents and additional foreign patents and intend to continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights against us. Such claims, if they are asserted, could result in costly litigation and diversion of management's attention. In addition, we may not ultimately prevail in any such litigation or be able to license any valid and infringed patents from such third parties on commercially reasonable terms, if at all. Any infringement claim or other litigation against us could materially adversely affect our business, financial condition and results of operations.

PRODUCT LIABILITY EXPOSURE

The use of our products exposes us to the risk of product liability claims. Product liability claims have in the past been, and are currently being, asserted against us. None of the previously resolved claims have materially affected our business, financial condition or results of operations, nor do we believe that any of the pending claims will have such an effect. Although we maintain product liability insurance, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.

ENVIRONMENTAL MATTERS

We are subject to various federal, state, local and foreign environmental laws and regulation, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations. We have included in our financial statements a reserve of $1.5 million for possible environmental remediation of the site of one of our previous businesses. While no claims have been asserted against us in connection with this matter, such claims could be asserted in the future and any liability that might result could exceed the amount of the reserve.

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

                                PLANTRONICS, INC.
                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

(a) Exhibits. The following exhibit is filed as part of this Quarterly Report on Form 10-Q.

     Exhibit
     Number      Description
     -------     -----------
     27.1        Financial Data Schedule

(b)  Reports on Form 8-K.

     Plantronics filed a report on Form 8-K, dated January 12, 1999, relating to financial information for Plantronics, Inc. for the quarter ended December 31, 1998, as presented in a press release of January 12, 1999.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                PLANTRONICS, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              PLANTRONICS, INC.
                              (Registrant)


FEBRUARY 1, 1999              /s/ Barbara V. Scherer
----------------              -------------------------------
(Date)                        (Signature)

                              Barbara V.  Scherer
                              Senior Vice President

FEBRUARY 1, 1999              /s/ Barbara V. Scherer
----------------              -------------------------------
(Date)                        (Signature)

                              Barbara V.  Scherer
                              Senior Vice President - Finance and Administration and Chief Financial Officer
                              (Principal Financial Officer)

                                PLANTRONICS, INC.
                                  EXHIBIT INDEX


Exhibit Number

     27.1      Financial Data Schedule