Form 10-Q/A
period 1998-12-26
PLANTRONICS INC /CA/
filed 1999-02-03
CIK 914025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   December 26, 1998    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ______________________

Commission File Number 1-12696


                                PLANTRONICS, INC.


             (Exact name of registrant as specified in its charter)



          Delaware                                               77-0207692
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



   337 Encinal Street, P.O. Box 1802
        Santa Cruz, California                                 95061-1802
        ----------------------                                 ----------
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                 Outstanding at December 26, 1998
          -----                                 --------------------------------
Common Stock, $.01 par value                              16,714,906

                             EXPLANATORY INFORMATION

This Quarterly Report on Form 10-Q/A (Amendment No. 1) amends and supersedes in its entirety the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1998, previously filed on February 1, 1999. The Company has (i) amended Note 7 to the Unaudited Condensed Consolidated Financial Statements,
(ii) modified some of the language identifying Certain Forward Looking Information, (iii) modified some language in Management's Discussion and Analysis of Financial Condition and Results of Operations, (iv) modified and added certain statements concerning Risk Factors Affecting Future Operating Results and (v) added an item of Other Information concerning the upcoming meeting of stockholders of the Company.

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                         MARCH 31,           DECEMBER 31,
                                                                           1998                 1998
                                                                         =========           =========
ASSETS

Current assets:
    Cash and cash equivalents                                            $  64,901           $ 119,231
    Accounts receivable, net                                                41,550              44,317
    Inventory                                                               29,741              19,334
    Deferred income taxes                                                    2,130               4,243
    Other current assets                                                     1,774               1,390
                                                                         ---------           ---------
       Total current assets                                                140,096             188,515

Property, plant and equipment, net                                          21,255              19,577
Other assets                                                                 4,124               3,226
                                                                         =========           =========
    Total assets                                                         $ 165,475           $ 211,318
                                                                         =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $   8,327           $   7,420
    Accrued liabilities                                                     26,629              33,762
    Income taxes payable                                                     6,381               6,003
                                                                         ---------           ---------
       Total current liabilities                                            41,337              47,185

Deferred tax liability                                                       5,652               9,065
Long-term debt                                                              65,050              65,050
                                                                         ---------           ---------
    Total liabilities                                                      112,039             121,300
                                                                         ---------           ---------


Stockholders' equity:
    Common stock, $0.01 par value per share; 40,000 shares
    authorized,
         16,449 shares and 16,715 shares issued and outstanding                174                 180
    Additional paid-in capital                                              63,816              78,191
    Cumulative translation adjustment                                         (891)               (891)
    Retained Earnings                                                       15,355              55,862
                                                                         ---------           ---------
                                                                            78,454             133,342
    Less: Treasury stock
          (common: 963 shares in fiscal year 1998 and 1,265
          shares as of December 31, 1998) at cost                          (25,018)            (43,324)
                                                                         ---------           ---------
    Total stockholders' equity                                              53,436              90,018
                                                                         ---------           ---------
Total liabilities and stockholders' equity                               $ 165,475           $ 211,318
                                                                         =========           =========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         QUARTER ENDED                         NINE MONTHS ENDED
                                                 =============================           =============================
                                                DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                   1997                1998                1997                1998
                                                 =========           =========           =========           =========
Net sales                                        $  62,017           $  72,038           $ 172,579           $ 213,248
Cost of sales                                       28,464              31,002              79,423              95,091
                                                 ---------           ---------           ---------           ---------
    Gross profit                                    33,553              41,036              93,156             118,157
                                                 ---------           ---------           ---------           ---------

Operating expense:
    Research, development and engineering            4,591               5,177              12,975              14,182
    Selling, general and administrative             12,330              14,563              35,172              42,425
                                                 ---------           ---------           ---------           ---------
      Total operating expenses                      16,921              19,740              48,147              56,607
                                                 ---------           ---------           ---------           ---------
Operating income                                    16,632              21,296              45,009              61,550

Interest expense, including
    amortization of debt issuance costs              1,755               1,888               5,248               5,476
Interest income and other income, net                 (447)             (1,801)             (1,549)             (3,494)
                                                 ---------           ---------           ---------           ---------
Income before income taxes                          15,324              21,209              41,310              59,568
Income tax expense                                   4,903               6,786              13,218              19,061
                                                 ---------           ---------           ---------           ---------
Net income                                       $  10,421           $  14,423           $  28,092           $  40,507
                                                 =========           =========           =========           =========


Basic earnings per common share                  $    0.63           $    0.87           $    1.70           $    2.45
                                                 =========           =========           =========           =========
     Shares used in basic per share
         calculations                               16,547              16,562              16,482              16,516
                                                 =========           =========           =========           =========



Diluted earnings per common share                $    0.57           $    0.79           $    1.54           $    2.22
                                                 =========           =========           =========           =========
    Shares used in diluted per share
          calculations                              18,383              18,246              18,200              18,268
                                                 =========           =========           =========           =========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                 DECEMBER 31,         DECEMBER 31,
                                                                    1997                 1998
                                                                  =========           =========
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from operations                                            $  28,092           $  40,507
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization of property and                     2,896               4,133
    equipment
    Deferred income taxes                                                --               1,300
    Changes in assets and liabilities:
      Accounts receivable                                            (6,969)             (3,248)
      Provision for doubtful accounts                                   379                 481
      Inventory                                                     (10,532)             10,407
      Other current assets                                             (616)                384
      Other assets                                                      854                 898
      Accounts payable                                                3,161                (907)
      Accrued liabilities                                             5,530               7,133
      Income taxes payable                                             (984)             10,208
                                                                  ---------           ---------
Cash provided by operating activities                                21,811              71,296
                                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (4,756)             (2,455)
                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                         (116)            (18,716)
    Proceeds from sale of treasury stock                                781                 915
    Proceeds from exercise of stock options                           2,101               3,290
                                                                  ---------           ---------
Cash provided by (used for) financing activities                      2,766             (14,511)
                                                                  ---------           ---------

Net increase in cash and cash equivalents                            19,821              54,330
Cash and cash equivalents at beginning of period                     42,262              64,901
                                                                  =========           =========
Cash and cash equivalents at end of period                        $  62,083           $ 119,231
                                                                  =========           =========

Supplemental disclosures:
    Cash paid for:
      Interest                                                    $   3,291           $   3,262
      Income taxes                                                $  12,464           $   7,823

Noncash operating and financing activities:
    Income tax benefit associated with stock options              $   1,415           $  10,586



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

NOTE 3.  DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                       March 31,         December 31,
                                                                         1998               1998
                                                                       ========           ========
Inventories:
   Finished goods                                                      $ 13,224           $ 10,596
   Work in process                                                        4,431              1,828
   Purchased parts                                                       12,086              6,910
                                                                       ========           ========
                                                                       $ 29,741           $ 19,334
                                                                       ========           ========
Property, plant and equipment:
   Land                                                                $  4,693           $  4,693
   Buildings and improvements (useful lives: 10-30 years)                 9,486              9,979
   Machinery and equipment (useful lives: 2-10 years)                    31,484             33,445
                                                                       --------           --------
                                                                         45,663             48,117
   Less accumulated depreciation                                        (24,408)           (28,540)
                                                                       ========           ========
                                                                       $ 21,255           $ 19,577
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

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. COMMON STOCK. On January 8, 1999, the Company filed with the Securities Exchange Commission a Registration Statement on Form S-3 for the sale by certain stockholders in an underwritten offering of up to 1,782,500 shares of common stock, including 232,500 shares subject to an over-allotment option granted to the underwriters by one of the stockholders. Plantronics will not receive any proceeds from this offering, other than approximately $0.9 million to be received upon the exercise of options to purchase 550,000 shares of common stock to be sold by two of the stockholders ($1.2 million if the over-allotment option is exercised in full).

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

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statement relating to the expected increase in diluted earnings per share due to the redemption of the 10% Senior Notes discussed in the last sentence of the paragraph below titled "Interest Expense" under Results of Operations and in the last sentence of the paragraph below titled "Financing Activities" under Financial Condition; the statement related to the sufficiency of cash to fund operations for at least the next 12 months set out in the last paragraph in the subsection headed "Liquidity" under Financial Condition; and various statements in the section captioned "Year 2000", including the expected Year 2000 compliance of our information systems and applications by June 1999, the expected Year 2000 certifications from our principal suppliers and customers by July 1999 and August 1999, respectively, our belief that there will be no material impact of Year 2000 problems due to failures of our systems or those of third parties with whom we do business, and the expectation that we will substantially complete our contingency planning by July 1999. In addition, the Company may from time to time make oral forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, the Company's annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.

                                            Quarter Ended                  Nine Months Ended
                                    ==============================    ==============================
                                     December 31,     December 31,     December 31,     December 31,
                                        1997             1998             1997             1998
                                    =============    =============    =============    =============
Net sales                               100.0%           100.0%           100.0%           100.0%
Cost of sales                            45.9             43.0             46.0             44.6
                                       ------           ------           ------           ------
      Gross profit                       54.1             57.0             54.0             55.4
                                       ------           ------           ------           ------

Research and development                  7.4              7.2              7.5              6.6
Selling, general and admin               19.9             20.2             20.4             19.9
                                       ------           ------           ------           ------
     Total operating expenses            27.3             27.4             27.9             26.5
                                       ------           ------           ------           ------

Operating income                         26.8             29.6             26.1             28.9
Other (income) expense                    2.1              0.2              2.2              1.0
                                       ------           ------           ------           ------
Income before income taxes               24.7             29.4             23.9             27.9
Income tax expense                        7.9              9.4              7.6              8.9
                                       ------           ------           ------           ------
Net Income                               16.8%            20.0%            16.3%            19.0%
                                       ======           ======           ======           ======

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Sales. Net sales for the quarter ended December 31, 1998 increased by 16.2% to $72.0 million, compared to $62.0 million for the quarter ended December 31, 1997. Domestic sales for the quarter ended December 31, 1998 increased by 16.2% to $49.9 million, compared to $43.0 million for the quarter ended December 31, 1997. The highest percentage growth in domestic sales occurred in the OEM and retail distribution channels. International sales for the quarter ended December 31, 1998 increased by 16.1% to $22.1 million, compared to $19.0 million for the quarter ended December 31, 1997. All of the growth in international sales occurred in Europe; sales in the Asia Pacific and Latin America regions declined slightly, reflecting the uncertain economic situation in those areas.

Net sales for the nine months ended December 31, 1998 increased by 23.6% to $213.2 million, compared to $172.6 million for the nine months ended December 31, 1997. Domestic sales for the nine months ended December 31, 1998 increased by 22.8% to $148.5 million, compared to $121.0 million for the nine months ended December 31, 1997. Domestic sales increased in all distribution channels, with the highest percentage increase occurring in the OEM and retail channels. International sales increased by 25.5% to $64.7 million for the nine months ended December 31, 1998, compared to $51.6 million for the nine months ended December 31, 1997. All international regions recorded sales growth, with Europe and Canada showing the highest percentage increases. We believe that our sales growth to date in fiscal 1999 may have been favorably affected by call centers upgrading their automatic call distribution systems in order to be year 2000 compliant. Since our products are sometimes bundled with new call distribution systems, this may have accelerated some headset sales. If this has occurred, it could adversely affect our net sales in future periods, once call centers have completed their system upgrades.

Gross Profit. Gross profit for the quarter ended December 31, 1998 increased by 22.3% to $41.0 million (57.0% of net sales), compared to $33.6 million (54.1% of net sales) for the quarter ended December 31, 1997. Gross profit for the nine months ended December 31, 1998 increased by 26.8% to $118.2 million (55.4% of net sales), compared to $93.2 million (54.0% of net sales) for the nine months ended December 31, 1997. The increases in gross profit for both the quarter and nine months mainly reflect the overall increases in net sales. In addition, we have been able to reduce product costs over time through design and manufacturing efficiencies and by obtaining lower costs from our suppliers.

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

Interest Expense. Interest expense for the quarter ended December 31, 1998 increased 7.6% to $1.9 million, compared to $1.8 million for the quarter ended December 31, 1997. Interest expense for the nine months ended December 31, 1998 increased by 4.3% to $5.5 million, compared to $5.2 million for the nine months ended December 31, 1997. Interest expense for all periods reported principally represents interest payable on our 10% Senior Notes Due 2001 (Senior Notes). Due to the redemption of the Senior Notes effective January 15, 1999, this expense will be reduced to approximately $0.4 million for our next quarter ending March 31, 1999, and will be minimal thereafter. We will take a net extraordinary charge of approximately $1.2 million, or approximately $0.07 per diluted share, in our fourth fiscal quarter in connection with this transaction. This charge represents an early repayment fee of approximately $1.3 million and estimated expenses, net of taxes. Based on current interest rates and the alternative of investing the cash, we expect the transaction to increase diluted earnings per share by approximately $0.10 on an annual pro forma basis.

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

After giving effect to the redemption of the Senior Notes, we believe that our current cash balance and cash to be provided by operations, together with available borrowing capacity under our revolving credit facility and letter of credit subfacility, will be sufficient to fund operations for at least the next 12 months.

Investing Activities. Capital expenditures of $2.5 million in the nine months ended December 31, 1998 were incurred principally in tooling to expand manufacturing capacity and investments in computer and telephone equipment.

Financing Activities. In the nine months ended December 31, 1998, we sold 22,601 shares of our treasury stock for approximately $0.9 million and repurchased 325,391 shares of our common stock for approximately $18.7 million. As of December 31, 1998, we remained authorized to repurchase approximately 363,000 shares under the repurchase plan authorized in the second quarter of fiscal 1999.

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We received $3.3 million in proceeds from the exercise of stock options during the nine months ended December 31, 1998. In July 1998, our stockholders approved an increase of 1,300,000 shares of common stock issuable under our 1993 Stock Plan (the "1993 Stock Plan"). This increased the maximum aggregate number of shares which may be optioned and sold under the 1993 Stock Plan to 5,459,242 shares.

Effective January 15, 1999, we repurchased all of our Senior Notes. We will take a net extraordinary charge of approximately $1.2 million, or approximately $0.07 per diluted share, in the fourth quarter of fiscal 1999 in connection with this transaction. This charge represents an early repayment fee of approximately $1.3 million and estimated expenses, net of taxes. Based on current interest rates and the alternative of investing the cash, we expect the transaction to increase diluted earnings per share by approximately $0.10 on an annual pro forma basis.

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

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Customer Readiness. This program focuses on ensuring that customers are aware of the year 2000 issues and that customers are capable of placing orders for our products, receiving products ordered and paying our invoices for products sold and delivered. Requests for information and certification of year 2000 compliance have been sent to our major customers. The year 2000 task force will follow up with customers where necessary and appropriate. We expect that we will have certification from our principal customers by August 1999.

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

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

Investors or potential investors in the stock of Plantronics should carefully consider the risks described below. The business, financial condition and results of operations of Plantronics could be materially adversely affected if any of the risks occur. If the risks occur, the trading price of Plantronics stock could decline and an investor could lose all or part of his or her investment.


DEPENDENCE ON CALL CENTER MARKET SEGMENT

We have historically derived, and continue to derive, a substantial majority of our net sales from the call center market segment. This market segment has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. While we believe this market segment is continuing to grow, in the future this growth could slow or revenues from this market segment could decline due to various factors. For example, technological advances such as automated interactive voice response systems could reduce or eliminate the need for call center agents in certain applications. In addition, consumer resistance to telemarketing could adversely affect growth in the call center market segment. Due to our reliance on the call center market segment, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations. We believe that our sales growth to date in fiscal 1999 may have been favorably affected by call centers upgrading their automatic call

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


distribution systems in order to be year 2000 compliant. Since our products are sometimes bundled with new call distribution systems, this may have accelerated some headset sales. If this has occurred, it could adversely affect our net sales in future periods, once call centers have completed their system upgrades.


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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

         -        changes in demand for our products;

         -        timing and size of orders from customers;

         - cancellations or delays of deliveries of components and subassemblies by our suppliers;

         - variances in the timing and amount of engineering and operating expenses;

         -        distribution channel volume variations;

         -        delays in shipments of our products;

         -        product returns and customer credits;

         -        new product introductions by us or our competitors;

         -        entrance of new competitors;

         -        increases in the costs of our components and subassemblies;

         -        price erosion;

         -        changes in the mix of products sold by us;

         -        seasonal fluctuations in demand; and

         -        general economic conditions.

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

WE MUST MATCH PRODUCTION TO DEMAND

Historically, we have seen steady increases in customer demand for our products and have generally been able to increase production to meet that demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast. Significant unanticipated fluctuations in demand could cause the following operating problems, among others:

- If demand increases beyond that forecasted, we would have to rapidly increase production. We depend on suppliers to provide additional volumes of components and subassemblies, and, therefore, might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to competitive sources of supply to meet their needs, there could be a long-term impact on our revenues.

- Rapid increases in production levels to meet unanticipated demand could result in higher costs for components and subassemblies and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins.

- If forecasted demand does not develop, we could have excess production or excess capacity. Excess production could result in higher inventories of finished products, components and subassemblies. If we were unable to sell these inventories, we would have to write off some or all of our inventories of obsolete products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins.

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

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


- Prices of components and subassemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

- We obtain certain subassemblies and components from single suppliers, and alternate sources for these items are not readily available. To date, we have experienced only minor interruptions in the supply of these components and subassemblies, none of which has significantly affected our results of operations. However, an interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations.

- Most of our suppliers are not obligated to continue to provide us with components and subassemblies. Rather, we buy most components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those components and subassemblies. This would materially adversely affect our business, financial condition and results of operations.

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

Historically, the technology used in lightweight communications headsets has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. We anticipate that the technology used in hands-free communications devices, including our products, will begin to evolve more rapidly in the future. We believe that this is particularly true of the office, mobile and residential market segments, which may require us to develop new headset technologies to support cordless and wireless operation and to interface with new communications and computing devices. As a result, our success depends upon our ability to enhance existing products, to respond to changing market requirements, and to develop and introduce in a timely manner new products that keep pace with technological developments. If we are unable to develop and introduce enhanced products or new products in a timely manner in response to changing market conditions or customer requirements, it will materially and adversely affect our business, financial condition and results of operations.

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

Mr. Cecil continues to serve as Chairman of the Board of Directors and to be employed by Plantronics on less than a full-time basis, providing guidance principally in the areas of long-term strategy, management goals, recruitment of key executives and budgetary matters. Mr. Cecil has advised us that he is suffering from a serious illness, but that he believes it is currently stable. Although we and Mr. Cecil believe he is presently able to perform effectively in his continuing role as Chairman with us, his illness is unpredictable. Should his condition deteriorate, he may have to reduce or possibly terminate his relationship with us.

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

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CITICORP VENTURE CAPITAL RETAINS SIGNIFICANT CONTROL

After the offering referred to in Note 7 to the Unaudited Condensed Consolidated Financial Statements, our largest stockholder, Citicorp Venture Capital, Ltd. ("CVC"), will beneficially own 4,509,168 shares of our common stock (excluding any shares that may be owned by employees of CVC or its affiliates), which will represent approximately 26.1% of the outstanding common stock. We also have an agreement with CVC under which it is entitled to have up to three of its designees serve on our Board of Directors, depending on the level of CVC's continuing stock ownership. Messrs. Robert F. B. Logan, M. Saleem Muqaddam and John Mowbray O'Mara are currently serving as CVC's designees under that agreement. Accordingly, CVC has the ability to exert substantial influence on the full Board of Directors, which currently consists of eight members. In addition, our bylaws contain provisions that require a supermajority vote of the Board of Directors to approve certain transactions, including amendments of our Certificate of Incorporation and bylaws, mergers and sales of substantial assets, acquisitions of other companies and sales of capital stock. These provisions may have the effect of giving a small number of directors the ability to block such transactions.

FUTURE SALES OF OUR COMMON STOCK BY CITICORP VENTURE CAPITAL, MR. AND MRS. CECIL OR MANAGEMENT MAY DEPRESS OUR STOCK PRICE

Upon completion of the offering referred to in Note 7 to the Unaudited Condensed Consolidated Financial Statements, we will have outstanding 17,265,906 shares of common stock (based upon shares outstanding as of December 31, 1998), assuming no exercise of the underwriters' over-allotment option and no exercise of outstanding options after December 31, 1998 other than exercises by Mr. and Mrs. Cecil in connection with the offering. All of these shares will be freely tradable except for 4,509,168 shares held by CVC and 433,254 shares held by our executive officers and directors. These 4,942,422 shares, as well as an additional 1,906,666 shares subject to outstanding stock options at December 31, 1998 held by executive officers, directors and Mrs. Cecil, are subject to lockup agreements with the underwriters and cannot be sold for a period of 90 days after the offering without the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated. In addition, the holders of these shares or options may only sell their shares in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission. Certain of our current stockholders, including CVC and certain of our officers, directors and key employees, also have contractual rights to require Plantronics to register their shares for public sale. Sales of a substantial number of shares of common stock in the public market following the offering, as well as sales of shares issued upon exercise of stock options, by any of the officers, directors or other stockholders mentioned above could adversely affect the prevailing market price of the common stock and impair our ability to raise capital through the sale of equity securities.

RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

Approximately 30.7% and 30.4% of our net sales in fiscal 1998 and the nine months ended December 31, 1998, respectively, were derived from customers outside the United States. In addition, we conduct substantially all of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. The inherent risks of international operations, particularly in Mexico, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

         -        cultural difference in the conduct of business;

         -        greater difficulty in accounts receivable collection;

         -        unexpected changes in regulatory requirements;

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         -        tariffs and other trade barriers;

         -        economic and political conditions in each country;

         - management and operation of an enterprise spread over various countries; and

         -        burden of complying with a wide variety of foreign laws.

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

RISKS OF INADEQUATE PROTECTION OF INTELLECTUAL PROPERTY AND INFRINGEMENT OF RIGHTS OF OTHERS

Our success will depend in part on our ability to protect our proprietary technology. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


secret, and copyright laws to protect our proprietary rights. We currently hold 33 United States patents and additional foreign patents and intend to continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

OUR STOCK PRICE MAY BE VOLATILE

The market price for our common stock may be affected by a number of factors, including the announcement of new products or product enhancements by us or our competitors, the loss of services of one or more of our executive officers or other key employees, quarterly variations in our or our competitors' results of operations, changes in earnings estimates or recommendation by securities analysts, developments in our industry, sales of substantial numbers of shares of our common stock in the public market, general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors. In addition, stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to the operating performances of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

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

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EFFECTS OF ANTITAKEOVER PROVISIONS

Our Board of Directors has the authority to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of those shares without any further vote or action by the stockholders. The issuance of our preferred stock could have the effect of making it more difficult for a third party to acquire us. In addition, we are subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which could also have the effect of delaying or preventing our acquisition by a third party. Further, certain provisions of our Certificate of Incorporation and bylaws could delay or make more difficult a merger, tender offer or proxy contest, which could adversely affect the market price of our common stock.

                                PLANTRONICS, INC.
                           PART II. OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

Stockholders who wish to present proposals for consideration at the 1999 Annual Meeting of Stockholders which will not be submitted in accordance with the processes of Rule 14a-8 of the Securities Exchange Commission under the Securities Exchange Act of 1934 must provide the Company with notice of such proposals (Attention: Corporate Secretary) no later than May 12, 1999.


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



                                        PLANTRONICS, INC.
                                        (Registrant)





FEBRUARY 3, 1999                           s\  Barbara V. Scherer
----------------------------------         -------------------------------------
(Date)                                     (Signature)


                                           Barbara V.  Scherer
                                           Senior Vice President





FEBRUARY 3, 1999                           s\  Barbara V. Scherer
----------------------------------         -------------------------------------
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