Form 10-K
period 1999-03-27
PLANTRONICS INC /CA/
filed 1999-06-16
CIK 914025

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 27, 1999 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-12696
                                PLANTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        77-0207692
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

   345 ENCINAL STREET, P.O. BOX 1802
         SANTA CRUZ, CALIFORNIA                                 95061-1802
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (831) 426-5858

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
     COMMON STOCK, $.01 PAR VALUE               NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $61.94 for shares of the registrant's Common Stock on June 4, 1999 as reported by the New York Stock Exchange, was approximately $673,156,983. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the registrant to own more than five percent of the registrant's voting securities (other than such persons of whom the Company became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of June 4, 1999: 16,716,922.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K: (1) portions of registrant's annual report to security holders for the fiscal year ended March 27, 1999 (Parts I, II and IV) and (2) portions of registrant's proxy statement for its annual meeting of stockholders to be held on July 20, 1999 (Part III).


================================================================================

                                PLANTRONICS, INC.

                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                                                                                                PAGE
                                                                                                                ----
PART I
    Item 1.     Business.......................................................................................   3
    Item 2.     Properties.....................................................................................   13
    Item 3.     Legal Proceedings..............................................................................   13
    Item 4.     Submission of Matters to a Vote of Security-Holders............................................   13

PART II
    Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters...........................   14
    Item 6.     Selected Financial Data........................................................................   14
    Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........   14
    Item 8.     Financial Statements and Supplementary Data....................................................   20
    Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........   21

PART III
    Item 10.    Directors and Executive Officers of the Registrant.............................................   22
    Item 11.    Executive Compensation                                                                            22
    Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................   22
    Item 13.    Certain Relationships and Related Transactions.................................................   22

PART IV
    Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................   23





                                 ---------------

Plantronics, the logo design, Plantronics and the logo design together, Clarity, Encore, FreeHand, Mirage, PLX, Silent Sentry, SoundGuard, StarSet, Supra and TriStar are registered United States trademarks of Plantronics, Inc. AirSet, DuoSet, Headset Switcher, Practica, Quick Disconnect, SoundGuard Plus, the clear color and the curvature of the Plantronics voice tube, Vista and Walker are trademarks of Plantronics, Inc. Certain of the foregoing trademarks are registered trademarks in certain foreign countries. This report also includes trademarks of companies other than Plantronics.

                                     PART I


CERTAIN FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, our belief that the number of call center users will continue to grow (at page 3 of this Annual Report), our belief that the current level of adoption of headsets in the office presents a long-term opportunity to increase headset sales to office workers (at page 4), our intent to ship a full line of headsets for use with computers (at page 8), our intent to increase our spending for research, development and engineering in subsequent fiscal years (at page 8), our belief that technological advances in managing telephone calls will be more than offset by the expansion of telemarketing and catalog sales (at page 9), the belief that our experience in design and manufacture of comfortable and well fitting headsets for use in the call center will assist us in our efforts to sell headset products in the office and residential market segments (at page 9), and our intent to continue to seek patents on our inventions when appropriate (at page 10). In addition, we may from time to time make oral forward-looking statements. Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including without limitation those factors discussed in the Risk Factors section of this Report commencing at page 14. This Annual Report on Form 10-K and should be read in conjunction with the condensed consolidated financial statements and related notes set forth in our Annual Report to security holders for the fiscal year ended March 27, 1999, and the section titled Management's Discussion and Analysis of Financial Condition and Results of Operation of such Annual Report to security holders.

ITEM 1. BUSINESS

GENERAL

     Plantronics, Inc. ("we", the "Company" or the "Registrant") is a leading designer, manufacturer and marketer of lightweight communications headsets and headset accessories and services. In addition, we manufacture and market specialty telephone products, such as amplified telephone handsets and specialty telephones for hearing-impaired users, and noise-canceling handsets for use in high-noise environments.

     Our headsets, which can be worn over the head, in the ear or on either ear, are recognized in the industry for their safety, quality and reliability. Our headset products are used worldwide by call center users, such as telemarketing personnel, reservation agents, telephone operators and air traffic controllers, whose occupations involve the constant use of a telephone or communications console. In North America and Europe, the number of call center users has grown significantly over the last 10 years. The use of headsets by call center users has become an industry standard. While we believe that the number of call center users in these geographic markets will continue to grow, we expect that the primary source of future sales in this market segment will result from repeat sales to existing customers, including the replacement of products presently in use with new and improved products.

     We have well-developed distribution channels in North America and Europe, where growth of telemarketing activities and deregulation of the telephone companies have led to more widespread use of telephone headsets. Our headsets are also becoming more widely used in the Middle East, Africa, Australia, the Far East and Latin America. The potential for growth in the foreign market segments is the result of such developments as the rapid expansion of the telecommunications infrastructure and increasing worldwide use of telemarketing techniques.

     We also sell headsets in the business and home office user market segment, which we have identified as an area of long-term growth potential. Users in this market segment consist of business executives, agents, brokers, lawyers, accountants, home office business people and other professionals whose occupations may require intensive (but not constant) use of a telephone. The business and home office user market segment can be divided into users who attach their headsets to telephones, cellular telephones or to computers. The use of headsets for mobile communications and as computer peripherals is a significant growth area for headset sales. Potential applications in this market segment include mobile communications, voice recognition, personal computer conferencing, computer telephony integration ("CTI"), and multimedia applications.

    We sell our headsets to a broad and diverse group of end-user customers worldwide, including regional telephone operating companies worldwide, operators of private telephone networks, and governmental agencies in the United States. We distribute our products through large electronics wholesalers, specialized headset distributors, directly to original equipment manufacturers

("OEMs"), and through retail channels, such as office supply and consumer electronics stores, mail order catalogs, warehouse clubs and office supply distributors.

INDUSTRY BACKGROUND

     Headsets are used in call centers, offices, cars and homes and with various terminal devices such as wireline, cellular and cordless telephones and computers. Specifically, headsets:

     - allow people to have both hands free to use a computer, take notes, organize files, drive a car, complete household tasks or perform other tasks while they talk on the telephone;

     - provide increased sound quality to telephone users by reducing background noise;

     - relieve the repetitive stress and discomfort associated with placing a telephone handset between the shoulder and neck; o allow people to use speech recognition software instead of keyboards for faster, more convenient writing with a computer; and

     -    provide greater privacy than speakerphones.

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

INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

     We operate in one industry segment. Financial information about foreign and domestic operations and export sales, included in Note 9 to our Consolidated Financial Statements, appearing at page 19 of our 1999 Annual Report to Stockholders is incorporated herein by this reference.

     In each of the past three fiscal years (fiscal 1999, 1998 and 1997) approximately 30.5% of our net sales were derived from sales to foreign customers. Sales to foreign customers are generally subject to such risks as fluctuations in exchange rates, increased tariffs and the imposition of other trade barriers. We do not currently engage in any hedging activities to mitigate exchange rate risks and to date have not been adversely affected by fluctuating currencies. To the extent that we are successful in increasing our sales to foreign customers, or to the extent that we increase our transactions in foreign currencies, our results of operations could be adversely affected by exchange rate fluctuations.

PRODUCTS

     Our product line consists of lightweight communications headsets, headset accessories and services, and specialty telephone products. Our headsets incorporate unique features that we believe offer compelling performance advantages:

     - Comfort. We maintain what we believe is the industry's most extensive database for the design of comfortable headsets. Our database includes measurements from over 800 physical molds taken of different ear types. The measurements are digitized and stored in a CAD/CAM database along with critical head contour measurements. In addition, we study weight drag to determine optimum weight distribution on the ear. We believe our focus on ergonomics has been critical to our success in designing products which are more comfortable, including our more recent adjustable Encore and TriStar product families.

     - Sound Quality. In designing our products, we have conducted headset sound quality (e.g. preference and intelligibility) research on substantially all telephone systems in both listening and speaking modes. We believe we have achieved the industry's best signal-to-noise ratios, the most powerful noise canceling performance (to block out background sounds in unusually loud environments) and the only design (the trademark clear and curved Plantronics Voice Tube - the "Voice Tube") which does not require the microphone boom to be positioned precisely for proper functioning and is ideal for most office and call center environments. The Voice Tube design has the additional benefits of a more attractive appearance, easy hygienic replacement, and lighter weight. The Encore product family also incorporates what we believe is the industry's only tone control in a headset top.

     - Durability. We have over 37 years of experience understanding headset durability and have successfully incorporated this knowledge into certain product designs which we believe generally last longer than the best comparable competitive products.

     In addition to the features incorporated into our products, we provide service, support, supplies and accessories. We believe our customer support and service program provides our end users and customers with easier access to Plantronics and is an important competitive advantage.

     HEADSETS

     Headsets consist of two distinct units. The "top," which is the portion that the user wears and which is comprised of the receiver capsule and voice tube, and the "bottom," or amplifier adapter which interfaces with the telephone or other equipment. Both units are currently required in most applications. In some circumstances, however, the interface is built into the telephone, computer or other equipment with which the headset is being used, allowing use of the "top" alone.

     There are four basic headset "top" styles:

          - Over-the-head headsets with ear cushions. The Supra headset is an over-the-head model available with sound reception in one or both ears, and the unit's dual ear cushions help block out background noise. We introduced a new product in this category in fiscal year 1996, the Encore headset, with a design developed from data in our human factors database. The Encore headset features all of the qualities of the Supra headset, plus user-controllable tone adjustment.

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

          - Headsets that rest in the outer portion of the ear. The FreeHand headset, introduced during fiscal year 1995, offers a functional and lightweight design that allows it to be easily and quickly placed on or removed from its position in the outer portion of the ear with one hand. Its adjustable microphone boom may be rotated for optimum transmit performance. Our CAT132 and CHS132 models are versions of the FreeHand headset designed for use with personal computers and mobile telephones, respectively.

     We manufacture a broad line of headset top styles, which can be worn over the head, in the ear or on either ear. Most of our headsets offer either the proprietary Plantronics Voice Tube (our most popular solution, suitable for the majority of environments) or a noise-canceling microphone (appropriate for users in very loud environments). All telephone-based headset tops, in conjunction with their associated bases, are designed for use with substantially all of the different telephone systems currently available. Basic models include features such as user volume control, a mute switch and quick-disconnect, which allows users to leave the phone without removing their headsets or disconnecting their call.

     Our principal headset top styles and major products in each category are as follows:


        PRODUCT                     DESCRIPTION                                   FEATURES
        -------                     -----------                                   --------
        OVER-THE-HEAD HEADSETS WITH EAR CUSHIONS

        SUPRA                       Our most popular headset, ideal for           Engineered for sound quality and durability.
                                    phone-intensive jobs and call center          Sound reception in one or both ears.
                                    environments.

        ENCORE                      Also used in call centers; designed for       User-controllable tone adjustment and powerful
                                    near-universal fit and all-day comfort.       noise canceling performance.


        BEHIND-THE-EAR HEADSETS

        MIRAGE                      Uses a miniaturized behind-the-ear capsule    Rests gently on the ear, not in the ear.  Can be
                                    with an adjustable receiver.                  worn on either ear.

        STARSET                     Has an acoustic eartip that fits gently in    Ultra-lightweight, with an acoustic seal to block
                                    the outer portion of the ear.                 out unwanted background noise.

        TRISTAR                     Stylish design for phone intensive jobs and   Feather-weight ( 1/2 ounce), with maximum user
                                    call center environments.                     adjustments designed for stability, comfort and
                                                                                  sound quality.


        IN-THE-OUTER-PORTION-OF-THE-EAR HEADSET

        FREEHAND                    Designed for business professionals, this     Small and unobtrusive, easy to put on and
                                    headset features a small earbud which rests   take off.
                                    comfortably in the ear.

        CONVERTIBLE HEADSET

        DUOSET                      Appropriate for business professionals who    Easily convertible from over-the-head to
                                    want a headband for longer calls as well as   over-the-ear for greater versatility.
                                    an over-the-ear headset for intermittent
                                    phone use.

        COMPUTER HEADSETS

        SR1                         Speech recognition headset for use with       Monaural headset with noise canceling
                                    speech recognition applications and general   microphone in a lightweight over-the-head
                                    use with the computer.                        form.

        LS1                         Multimedia stereo headset for use with        Lightweight stereo headset with noise
                                    speech recognition applications and           canceling microphone and an inline control
                                    multimedia applications.                      module for speaker volume and microphone
                                                                                  mute.

        HS1                         Gaming headset for use with all multimedia    High fidelity speakers with dynamic bass
                                    applications and computer games, as well as   response, a noise canceling microphone
                                    voice recognition and voice command           swings out of the way when not needed.
                                    applications.                                 Complete with an inline control module for
                                                                                  speaker volume and microphone mute.


        MOBILE HEADSETS
        CHS LINE                    Available in various styles, including        Reduces background noise and can be used
                                    over-the-head and over-the-ear.               with both cellular and PCS phones.




        CORDLESS HEADSET
        CT-901-HS                   900 MHz cordless headset telephone.           Provides extended cordless mobility with
                                                                                  hands-free convenience.


        BUNDLED HEADSETS
        SP/PLX SERIES               Designed specially for the SOHO user; sold    Offers comfort and ease of use.
                                    with an adapter or telephone.

        PRACTICA SERIES             Designed for low to medium intensive phone    Offers good sound quality and durability at
                                    users who require a less expensive headset;   an attractive retail price.
                                    sold with an adapter or telephone.

     HEADSET AMPLIFIERS AND TELEPHONES

     We sell a full range of amplifiers or "bases" designed to work with substantially all telephone systems. Our amplifiers include the following:

          - Vista Universal Modular Amplifier -- compatible with single or multi-line telephones; features the SoundGuard Plus system, which provides volume control for improved audio comfort and clarity.

          - Plug Prong Amplifier -- designed for automatic call distribution systems.

          - Headset Switcher Multimedia Amplifier -- allows for use with a telephone or computer by simply flipping a switch.

          - E-10 In-Line Amplifier -- designed for use directly on the telephone line to reduce desk clutter.

          - SP/PLX Series - single and two-line amplifiers or headset telephones, bundled with a headset

          - Practica Series - entry level amplifier or telephone system, bundled with a headset

          -    Wireless Amplifier - the CT-901 900 MHz cordless amplifier

          - Mobile Phone Adapters -- designed for use with cellular and PCS phones lacking built-in headset ports.

     Our Walker Equipment Division also sells the Clarity telephone, a full-featured, single line telephone designed for hearing-impaired users. It features volume control circuitry, oversized buttons, a ringer volume control and a light that flashes when the telephone rings.

     HEADSET ACCESSORIES AND SERVICES

     Headset accessories include replacement voice tubes, training cords, ear cushions, eartips, in-use indicators, theft protection devices and background noise suppressors. These products allow end users to revitalize their headset tops to maintain maximum performance and comfort. We support our product offering with a service center which addresses consumer questions and provides access to our full suite of product offerings and refurbishment accessories.

     SPECIALTY PRODUCTS

     Through our Walker Equipment Division we also manufacture and sell specialty telephone products including amplified telephones and handsets and telephone amplifier accessories for the hearing-impaired and line test equipment. The Walker Equipment Division sells special amplified and noise-canceling handsets for high-noise environments, as well as for entry and elevator phones and for use in telephone booths and information kiosks.

     In addition, our specialty products operation provides headsets and other equipment for special applications that are not served by our standard headset product lines.

     In Europe we developed the StarBase headset telephone, which is a full-featured single-line telephone to which nearly all of our headsets may be attached. This product enables many more businesses to use headsets for non-operator functions.

PRODUCT DEVELOPMENT

     Since the introduction of the original lightweight headset in 1962, the user has been the primary focus of our design efforts. We maintain an extensive database of head and ear shapes to assist in the development of our products. Our concern for "human engineering" and our efforts to "design-in" comfort and safety have resulted in such product innovations as a behind-the-ear capsule (containing both microphone and receiver) designed to fit all users comfortably and the SoundGuard Plus system, which provides volume control and improved audio comfort and quality.

     We have a number of product development programs currently underway, including a new generation of headset systems, computer and mobile products, a wireless product family and several core technology programs. In April 1999, we announced the creation of a new division, the Computer Audio Systems Division ("CASD"). CASD was founded to develop headset solutions for an emerging generation of speech applications. We have developed and will be shipping in fiscal year 2000 a full line of headsets for use with personal computers. The product line includes a speech recognition headset for office use, a speech recognition/stereo headset for both office and home entertainment and a multimedia/gaming headset for use with multimedia applications.

     Most of our research and development is carried out by our in-house engineering staff in the United States, England and Mexico. We supplement our in-house engineering capabilities through selected outside contracting arrangements. Research, development and engineering expenditures were $14.5 million, $17.5 million and $19.5 million for the fiscal years ended March 29, 1997, March 28, 1998 and March 27, 1999, respectively. We believe that substantial investment in research and development is important for the Company to maintain our position in the industry and, therefore, intend to increase our spending for research, development and engineering in subsequent fiscal years.

     Our product development efforts are directed toward both enhancing our existing products and developing new products that capitalize on our core technology and expand our product offerings to new user market segments. The success of new product introductions is dependent on a number of factors, including proper new product selection, timely completion and introduction of new product designs, cost-effective manufacturing of such products, quality of new products and market acceptance. To be successful in the future, we must be able to develop new products, qualify these products with our customers, successfully introduce these products to the market on a timely basis, and commence and sustain volume production to meet customer demands. Although we have attempted to determine the specific needs of the telephone, mobile telephone, computer, individual and home office user segments of the market, there can be no assurance that the market niches identified will in fact materialize or that our existing and future products designed for these market segments will gain substantial market acceptance. Further, assuming the market segments develop and our products meet customer needs, there is no assurance that such new products can be manufactured cost effectively to meet the potential demand.

     The technology of telephone headsets, both "tops" and "bottoms," has traditionally evolved slowly. Products are currently exhibiting life cycles of three to five years before introduction of the next generation of products, which usually include stylistic changes and quality improvements, but have historically been based on similar technology. We believe that future changes in technology may come at a faster pace, particularly in the telephone, cellular telephone and computer segments of the business and home office user portions of the market. Our future success will be dependent in part on our ability to develop products that utilize new technologies and to introduce them to the marketplace successfully. In addition, in order to avoid product obsolescence, we will have to monitor technological changes in telephony, as well as users' demands for new technologies. Failure by the Company to keep pace with future technological changes could materially adversely affect our revenues and operating results.

SALES AND DISTRIBUTION

     Our principal customers are distributors, OEM partners and telephony service providers who primarily sell our products in the call center and office end-user market segments. Additionally, we sell into retail channels primarily for the office market segment. We sell products to over 250 customers in more than 60 countries.

     Specialized headset distributors represent our largest distribution channel. These distributors generally sell on a national basis, and the bulk of their revenues are from headset sales. Electronics wholesalers represent our second largest channel. They typically offer a wide variety of products from multiple vendors to both resellers and end users.

     OEMs supply to their customers automatic call distributor systems and other telecommunications and computer equipment that utilize headsets. OEMs do not typically manufacture their own headsets, and therefore they often distribute Plantronics headsets on a private label or co-branded basis. We believe that we are currently the predominant supplier of headsets to Lucent Technologies (formerly part of AT&T) and, although Lucent Technologies does not account for ten percent (10%) or more of our consolidated revenues, we believe that the loss of that customer could have a material adverse effect on our business and results of operations.

     The telephony service provider channel is comprised of former Regional Bell Operating Companies and other telephone service providers which purchase headsets from us for use by their own agents. Certain of these service providers also resell headsets to their customers.

     The retail channel encompasses office supply and consumer electronics retailers, warehouse clubs, consumer products and office supply distributors, and catalog and mail order companies. Retailers primarily sell headsets to small businesses, small offices and home offices.

     We also make direct sales to certain government agencies, including NASA and the FAA. In addition, certain of our distributors are authorized resellers under a GSA schedule price list and sell our products to government customers under that agreement.

     We maintain a sales force in the United States and in various overseas countries to provide ongoing customer support and service. We also employ manufacturers' representatives to assist in selling through the retail channel.

BACKLOG

     Our backlog of unfilled orders was $11.1 million on March 27, 1999, compared to $31.4 million on March 28, 1998. This reduction in backlog is the result of our efforts to increase customer service by reducing lead times, defined as the average length of time between our receipt of an order and the date which we ship the order. Generally, we are shipping products within two to four weeks from receipt of an order, compared to longer lead times as of the end of fiscal 1998. We include in backlog all purchase orders scheduled for delivery over the next 12 months. Our backlog is generally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. While we have not experienced any significant cancellations in the past, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and therefore should not be used as a measure of future revenue. Our business is not seasonal.

COMPETITION

     We compete in several different market segments, specifically the call center, the office and for residential use. There are a number of different competitors in each of the market segments in which we compete. We believe the principal competitive factors in our business are product reliability; product features, comfort and fit; customer service and support; reputation; distribution; ability to meet delivery schedules; warranty terms; product life; and price. We believe that our brand name recognition, distribution network, large user base and large number of product variations, together with our extensive experience in designing safe, comfortable and reliable products, dealing with regulatory agencies and servicing and repairing headsets, are the key factors for the Company to maintain our position as a leading supplier of lightweight communications headsets.

     In the call center user segment of the market, we face different competitors depending on the channel of distribution and the geographic location. We anticipate that we may face additional indirect competition in this market segment from technological advances such as interactive voice response systems which require no human interface for certain applications, such as account balance inquiries or airplane arrival and departure schedules. We believe that this trend will be more than offset by the expansion of telemarketing and catalog sales. Although we have historically competed very successfully in the call center user segment of the market, there can be no assurance that we will be able to continue our leadership position in that segment of the market.

     Our market in the office, including both traditional offices and the small or home office, and residential segments involves the sale of headsets for connection to single line or office telephone systems, cellular telephones and computers. Certain of the entities which are our competitors in the call center user market currently sell headsets for use in the office and residential segments. There are also certain competitors who sell exclusively outside the call center segment. As we develop new generations of products and enter new market segments, including the developing business and home office user segment of the market, we anticipate that we may face additional competition from companies which currently do not offer communication headsets. Such companies may be larger, offer broader product lines and have substantially greater financial and other resources than the Company. Such competition could negatively affect pricing and gross margins. We believe that our experience in design and manufacture of comfortable and well fitting headsets for use in the call center will assist us in our efforts to sell headset products in the office and residential market segments. However, there is no assurance that we will be able to compete successfully in these newly developing market segments.

MANUFACTURING AND SOURCES OF MATERIALS

     The majority of our manufacturing operations consists of assembly and testing, substantially all of which is performed at our facility in Mexico. We have smaller manufacturing operations in California, Georgia and the United Kingdom. In addition, we outsource the manufacture of a limited number of products to third parties.

     We purchase the components for our headset products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, from suppliers in the United States, Mexico, Asia and Europe. Although most components and subassemblies used in our manufacturing operations are obtained, or are reasonably available, from numerous sources, certain of our products and components are currently procured only from single suppliers in order to obtain volume pricing.

     We generally manufacture our products to meet forecasted customer requirements. Special products and large orders submitted with short lead times are manufactured to order. Since most manufacturing occurs prior to the receipt of purchase orders, Plantronics maintains an inventory of finished goods in addition to inventories of raw materials, work in process and subassemblies and components.

ENVIRONMENTAL MATTERS

     We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. Although management believes that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and in the future may be enacted or interpreted to create environmental liability with respect to our facilities or operations. We have included in our financial statements a reserve of $1.5 million for possible environmental remediation related to one of our discontinued businesses. While no claims have been asserted against us in connection with this matter, there can be no assurance that such claims will not be asserted in the future or that any resulting liability will not exceed the amount of the reserve.

PATENTS AND TRADEMARKS

     We maintain a program of seeking patent protection for our technology. Significant product features for which we have, or is currently seeking, patent protection include our StarSet II capsule design, SoundGuard receiver gain compression integrated circuit, Mirage headset, Clarity frequency enhancing telephone, battery-powered in-line amplifier with an automatic by-pass feature to provide continuous receive signal when battery power gets low, integrated circuit implementation for an audio amplifier operating at extremely low power with an expander function for noise reduction in telephony applications, headset receiver mechanical-acoustical tone control devices, earbud receiver positioning mechanisms, self-configuring telephone interface units and various other products and features including certain wireless technology and electronic components. We presently have thirty-four patents in force, expiring in 2000 to 2018.

     Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products. We intend to continue to seek patents on our inventions when appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will issue from currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to the Company. We may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such claims could have a material adverse effect on our operations.

     We own registered trademarks with respect to our name and logo design and many of our products, including, but not limited to, our Encore, FreeHand, Mirage, StarSet, Supra, and TriStar products and currently has trademark applications pending in connection with new products. We also claim common law trademark rights in many of our products and/or features. We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants.

EMPLOYEES

     On March 27, 1999, there were 1,824 persons employed by the Company. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as the Company is aware. We have not experienced any work stoppages and believe that our employee relations are good.

EXECUTIVE OFFICERS

     Set forth below is certain information regarding the executive officers of the Company and their ages as of June 4, 1999.


                   NAME                  AGE                       POSITION
                   ----                  ---                       --------
               Benjamin Brussell          38       Vice President-- Corporate Development
               Robert S. Cecil            64       Chairman of the Board of Directors
               Donald S. Houston          45       Senior Vice President-- Sales
               David Huddart              49       Senior Vice President-- Engineering and Technology
               S. Kenneth Kannappan       39       President, Chief Executive Officer and Director
               Farhad Kashani             46       Senior Vice President-- Operations
               John A. Knutson            53       Vice President-- Legal, Senior General Counsel and Secretary
               H. Craig May               39       Senior Vice President-- Marketing
               Barbara V. Scherer         43       Senior Vice President-- Finance & Administration and Chief Financial Officer

     MR. BRUSSELL joined the Company in March 1998 as Vice President -- Corporate Development and reports directly to the President and Chief Executive Officer. Prior to joining the Company, Mr. Brussell was Vice President, Corporate Development at Storage Technology Corporation, a leading provider of enterprise and network information storage systems, from March 1992 to March 1998. From June 1990 until March 1992, Mr. Brussell acted as a consultant to Storage Technology Corporation and other technology and health care industry companies. From January 1985 to June 1990, Mr. Brussell held various positions with Solomon Brothers, the last of which was Vice President, Corporate Finance, Technology Group. Mr. Brussell has a Bachelor of Arts degree in Math/Economics from Wesleyan University and a Masters Degree in Management from M.I.T. Sloan School of Management. Mr. Brussell is a director of Box Hill Systems Corporation, a manufacturer of high performance data storage systems.

     MR. CECIL joined the Company in March 1992 as President, Chief Executive Officer and Director, and in September 1993 he was elected Chairman of the Board of Directors. Mr. Cecil ceased serving as President of the Company in March 1998 and ceased serving as Chief Executive Officer in January 1999, due to the promotion of Mr. Kannappan. Mr. Cecil has announced that he will not seek re-election to the Plantronics Board of Directors at the Company's 1999 Annual Stockholders Meeting to be held on July 20, 1999, and will no longer serve as Chairman of the Board of Directors or as an employee of the Company as of that date. From 1984 to December 1991, Mr. Cecil held a number of positions with LIN Broadcasting Corporation, a subsidiary of McCaw Cellular Communications, Inc. that provides cellular services in North America, including President of its Cellular Group. From 1977 to 1984, he held various positions with Motorola, Inc., including Vice President and Corporate Director of Marketing. Prior to that he held various senior sales and marketing management positions with IBM Corporation. Mr. Cecil has a Bachelor of Science degree in Engineering from the U.S. Naval Academy and a Masters of Business Administration in Finance from the Harvard Graduate School of Business Administration. Mr. Cecil also serves on the Board of Directors of Xantrex Technology, Inc., a Canadian company which designs and manufactures programmable DC power supply systems and CW Saskfund III Ltd., a Canadian investment fund.

     MR. HOUSTON joined the Company in November 1996 as Vice President -- Sales and was promoted to Senior Vice President -- Sales in March 1998. From February 1995 through November 1996, Mr. Houston served as Vice President -- Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer and marketer of multimedia projection products. From 1985 until January of 1995, Mr. Houston held a number of positions at Calcomp, Inc., which is engaged in the business of manufacturing computer peripherals for the CAD and graphic market, including Regional Sales Manager and most recently Vice President of Sales, Service and Marketing. Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation. Mr. Houston is a graduate of the University of Arizona with a Bachelor of Science degree in Business/Marketing. He reports directly to the President and Chief Executive Officer.

     MR. HUDDART was appointed Vice President -- Engineering and Technology in April 1996, and became Senior Vice President --Engineering and Technology in March 1998. He joined Plantronics Limited in September 1994 as Engineering Manager. Prior to joining Plantronics Limited, he was the Technical Marketing and Sales Director for IST Laboratories Ltd., a developer of electronic substrate interconnections, from May 1991 through April 1994. From October 1986 through May 1991, he was employed by Tunstall Group plc and its subsidiaries, and held various positions, including Group Technical Director of Tunstall Group plc, and Marketing Director and Technical Director of Tunstall Telecom. From 1972 until June of 1986, he was employed by TMC Philips Ltd. as an engineer in positions with increasing levels of responsibility. Mr. Huddart has a Bachelor of Science degree from the University of North London Polytechnic and a Management Diploma from Ashridge Management College. Mr. Huddart reports directly to the President and Chief Executive Officer.

     MR. KANNAPPAN joined the Company in February 1995 as Vice President -- Sales, responsible for OEM Sales and International Markets for Plantronics, Inc. He was promoted to Vice President -- Sales, responsible for all U.S., Asian and Latin American Sales in September 1995. He was promoted to Managing Director -- Plantronics Limited in England in March 1996. In March 1997, Mr. Kannappan returned from England and was promoted to Senior Vice President responsible for Plantronics' Worldwide Operations, Mobile Division, Walker Division and Plantronics Limited. In March 1998, Mr. Kannappan was promoted to President and Chief Operating Officer and in January 1999, Mr. Kannappan was promoted to Chief Executive Officer and was appointed to the Board of Directors. Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated from August 1985 through January 1995. Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Masters of Business Administration from Stanford University. Mr. Kannappan also serves on the Board of Directors of Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry.

     MR. KASHANI joined the Company in February 1998 as Senior Vice President -- Operations and reports directly to the President and Chief Executive Officer. Prior to joining the Company, Mr. Kashani spent ten years with Wyse Technology, and a subsidiary company, Link Technologies, in various positions of increasing responsibility, from 1987 to February 1998. From August 1997 to February 1998, Mr. Kashani was Vice President of Operations, Service and Quality with Wyse Technology, USA, and from December 1996 to July 1997, he was Vice President of Operations, Wyse Technology, Hsin Chu, Taiwan. From 1994 to 1996, Mr. Kashani was Vice President of Operations, Wyse Technology, USA; from 1990 to 1994 he was Vice President of Operations for Link Technologies, a subsidiary of Wyse Technology; from 1989 to 1990 he was Director of U.S. Manufacturing, Wyse Technology and from 1987 to 1989 he was Director of Quality Assurance, Link Technologies. Mr. Kashani has a Bachelor of Science degree in Agricultural Engineering from Pahlavi University and a Masters of Business Administration from the Iran Center for Management Studies.

     MR. KNUTSON has served as Vice President -- Legal, Senior General Counsel and Secretary since March 1994. Mr. Knutson was Managing Partner of the law firm of Kenney, Burd, Knutson & Markowitz, San Francisco, California, from January 1991 until shortly before joining the Company. From August 1979 until December 1990, he practiced law with the law firm of Fisher & Hurst, San Francisco, California, as a partner from April 1982 to December 1986, and as Managing Partner from January 1987 to December 1990. After graduating from the University of California - Hastings College of Law with a Juris Doctorate degree and being admitted to the California Bar in 1974, Mr. Knutson practiced law in San Francisco with the Law Offices of Garrett McEnerney until August 1979.

     MR. MAY joined the Company in May 1998 as Senior Vice President -- Marketing and reports directly to the President and Chief Executive Officer. Mr. May was most recently with Siemens Business Communication Systems, Inc., as Director of Product Management, Desktops and Mobility, from October 1993 to May 1998. Prior to that position, Mr. May served on special assignment to the President of Siemens Business Communications Systems, Inc. from July 1993 to October 1993. From June 1992 to July 1993, Mr. May was ROLM Executive Delegate for Siemens AG, Private Networks Group, Desktop Products, Munich, Germany. Mr. May held a number of positions with ROLM from July 1987 to June 1992, such as Director of Systems Planning, Manager of New Product Planning and Senior Product Manager. From 1981 to June 1987 Mr. May worked for ROLM, an IBM company, and Shell Oil

Company in various product manager and engineering positions of increasing authority. Mr. May has a Bachelor of Science degree in Electrical Engineering from the University of Houston.

     MS. SCHERER joined the Company in March 1997, and in April 1997 was named Vice President -- Finance & Administration and Chief Financial Officer. In March 1998, Ms. Scherer was promoted to Senior Vice President -- Finance & Administration and Chief Financial Officer. Prior to joining the Company, Ms. Scherer was Senior Vice President and Chief Financial Officer at StreamLogic Corporation, a developer of video delivery, digital media storage, networking RAID and data management products, from October 1996 until March 1997; before that she was Senior Vice President of Operations from April 1996 until October 1996. Prior to that she held various positions spanning a nine year career with Micropolis Corporation, a disk drive manufacturer, including, from 1995 until April 1996, Vice President Finance, Chief Financial Officer and Treasurer, and from 1993 until 1994, Vice President, Treasurer and Video Systems Division Controller. Ms. Scherer is a graduate of the University of California at Santa Barbara and received her Masters from Yale School of Organization and Management. She reports directly to the President and Chief Executive Officer.

     Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of the Company.

ITEM 2. PROPERTIES

     Our principal executive offices are located in Santa Cruz, California. We own or lease a total of approximately 320,000 square feet of manufacturing, administrative, engineering and office facilities, including: (i) approximately 160,000 square feet of manufacturing and administrative facilities owned by the Company in Santa Cruz, California, approximately 52,200 square feet of which are leased to third parties as office and warehouse space; (ii) approximately 11,600 square feet of manufacturing and administrative facilities related to operations in Ringgold, Georgia under a lease expiring in 2000; (iii) approximately 93,600 square feet for assembly and related operations in Tijuana, Mexico, under a lease expiring in 2002; (iv) approximately 38,400 square feet for assembly operations, sales and administration in Wootton Bassett, England under leases expiring in 2015; (v) approximately 4,000 square feet for administrative facilities in Hoofddorp, The Netherlands, under a lease expiring in 1999; and
(vi) smaller leased or rented facilities in Singapore, Japan, Hong Kong, France, Germany, Italy, Spain, Brazil, Australia, Taiwan, Colorado and New Jersey. We believe that our existing properties are generally suitable and adequate for our business with excess capacity available for expansion.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company, nor any of our subsidiaries, is a party to any litigation, other than non-material litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended March 27, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is publicly traded on the New York Stock Exchange. As of June 4, 1999 there were ninety (90) holders of record of our Common Stock. Information included in the Corporate Directory appearing on the back cover of our 1999 Annual Report to Stockholders concerning the market price of and cash dividends declared on our Common Stock for each quarterly period within the two most recent fiscal years is incorporated herein by reference. The market price of our stock as of the close of the New York Stock Exchange on June 14, 1999 was $61 1/2 per share. Our Credit Agreement with Bank of America restricts us from paying cash dividends on shares of our capital in an amount in excess of 50% of our cumulative net income (net of cumulative losses) for the period commencing February 19, 1997 through the date of declaration of any such dividend.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing under the caption "Selected Financial Data" appearing at page 30 of our 1999 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis" appearing at pages 25 through 29 of our 1999 Annual Report to Stockholders is incorporated herein by this reference.

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


DEPENDENCE ON CALL CENTER MARKET SEGMENT

We have historically derived, and continue to derive, a substantial majority of our net sales from the call center market segment. This market segment has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. While we believe this market segment is continuing to grow, in the future this growth could slow or revenues from this market segment could decline due to various factors. For example, technological advances such as automated interactive voice response systems could reduce or eliminate the need for call center agents in certain applications. In addition, consumer resistance to telemarketing could adversely affect growth in the call center market segment. Due to our reliance on the call center market segment, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. We believe that our sales growth in fiscal 1999 may have been favorably affected by call centers upgrading their automatic call distribution systems in order to be year 2000 compliant. Since our products are sometimes bundled with new call distribution systems, this may have accelerated some headset sales. If this has occurred, it could adversely affect our net sales in future periods, once call centers have completed their system upgrades. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.


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

THE HEADSET MARKET IS HIGHLY COMPETITIVE

The market for our products is highly competitive. We compete with a variety of companies in various segments of the communications headset market. In the call center segment, the largest market segment in which we compete, our two largest competitors, GN Netcom and ACS Wireless, Inc., merged to form a single company. Although it is unclear how this merger will affect us, the merged entity will have a broader product offering and greater marketing presence than either of the two entities had separately. Moreover, the economies of scale that may result from the merger could lead to increased pricing pressures in our market.

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

WE DEPEND ON OUR DISTRIBUTION CHANNELS

We sell substantially all of our products through distributors, OEMs, retailers and telephony service providers. Our existing relationships with these parties are nonexclusive and can be terminated by either party without cause. Our channel partners also sell or can potentially sell products offered by our competitors. To the extent that our competitors offer our channel partners more favorable terms, such partners may decline to carry, de-emphasize or discontinue carrying our products. In the future, we may not be able to retain or attract a sufficient number of qualified channel partners. Further, such partners may not recommend, or continue to recommend, our products. The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition or results of operations.

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

CITICORP VENTURE CAPITAL RETAINS SIGNIFICANT CONTROL

Our largest stockholder, Citicorp Venture Capital, Ltd. ("CVC"), beneficially owns 4,509,168 shares of our common stock (excluding any shares that may be owned by employees of CVC or its affiliates), which represents approximately 27% of our outstanding common stock as of June 4, 1999. We also have an agreement with CVC under which it is entitled to have up to three of its designees serve on our Board of Directors, depending on the level of CVC's continuing stock ownership. Messrs. Robert F. B. Logan, M. Saleem Muqaddam and John Mowbray O'Mara are currently serving as CVC's designees under that agreement. Accordingly, CVC has the ability to exert substantial influence on the full Board of Directors, which currently consists of seven members. In addition, our bylaws contain provisions that require a two-thirds (66 2/3 %) supermajority vote of the Board of Directors to approve certain transactions, including amendments of our Certificate of Incorporation, certain provisions of our bylaws, mergers and sales of substantial assets, acquisitions of other companies and sales of capital stock. These provisions may have the effect of giving a small number of directors the ability to block such transactions.

FUTURE SALES OF OUR COMMON STOCK

As of June 4, 1999, we had 16,716,922 shares of common stock outstanding. All of these shares are freely tradable except for approximately 5,100,000 shares held by affiliates of Plantronics. These approximately 5,100,000 shares may only be sold in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission. Some of our current stockholders, including CVC, Citigroup Foundation and certain of our officers, directors and key employees, also have certain contractual rights to require Plantronics to register their shares for public sale. An additional approximately 2,580,848 shares are subject to outstanding stock options as of June 4, 1999. Mrs. Louise Cecil holds vested options on 628,696 shares of our common stock (assigned to her by her husband Robert S. Cecil) and has in place an effective registration statement filed with the Securities Exchange Commission, which allows her to sell any or all of such shares at any time without reliance upon Rule 144.

Sales of a substantial number of shares of common stock in the public market by CVC, Mrs. Cecil, or any of our officers, directors or other stockholders could adversely affect the prevailing market price of the common stock and impair our ability to raise capital through the sale of equity securities.

RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

Approximately 30.5% of our net sales in both fiscal 1998 and fiscal 1999 were derived from customers outside the United States. In addition, we conduct substantially all of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. The inherent risks of international operations, particularly in Mexico, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

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

FAILURE OF ELECTRONIC SYSTEMS TO RECOGNIZE THE YEAR 2000

Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, many computer and other electronic applications and systems could fail or create erroneous results when addressing dates on and after January 1, 2000. Our products do not address or utilize dates in their operation, and, accordingly, our products should not fail due to the year 2000 problem. However, we use and depend on information technology systems (including business information computer systems and design and manufacturing computer systems) and other machinery and equipment that includes embedded date sensitive technology. We also depend on the proper functioning of date sensitive electronic systems of third parties, such as customers and suppliers. The failure of any of these systems to appropriately interpret the year 2000 could have a material adverse effect on our business, financial condition and results of operations. We are undertaking efforts to ensure that our business systems and those of our suppliers and customers are compliant with the requirements of the year 2000. You should refer to the Section titled "Year 2000" in the 1999 Annual Report to Stockholders for a more complete discussion of our Year 2000 compliance efforts. However, our year 2000 program may not be effective or we may not be able to implement it in a timely and cost-effective manner. Our year 2000 efforts may not, therefore, ensure against disruptions caused by the approach or advent of the year 2000. The year 2000 problem is potentially very widespread, and it is not possible to determine all the potential risks that we may face. Our inability to remedy our own year 2000 problems or the failure of third parties to do so may cause business interruptions or shutdowns, financial loss, regulatory actions, harm to our reputation and exposure to liability.

RISKS OF INADEQUATE PROTECTION OF INTELLECTUAL PROPERTY AND INFRINGEMENT OF RIGHTS OF OTHERS

Our success will depend in part on our ability to protect our proprietary technology. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. We currently hold thirty-four
(34) United States patents and additional foreign patents and intend to continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

ENVIRONMENTAL MATTERS

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations. We have included in our financial statements a reserve of $1.5 million for possible environmental remediation of the site of one of our previous businesses. While no claims have been asserted against us in connection with this matter, such claims could be asserted in the future and any liability that might result could exceed the amount of the reserve.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information appearing in our 1999 Annual Report to Stockholders is incorporated herein by this reference:

         Consolidated Balance Sheets -- March 27, 1999 and March 28, 1998

         Consolidated Financial Statements for fiscal years ended March 27, 1999, March 28, 1998 and March 29, 1997:

                  Consolidated Statements of Operations

                  Consolidated Statements of Cash Flows

                  Consolidated Statements of Stockholders' Equity

         Notes to Consolidated Financial Statements

         Report of Independent Accountants, dated April 16, 1999.

         With the exception of the information mentioned in Items 5, 6, 7 and 8, our 1999 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding the identification and business experience of our directors under the caption "Nominees" under the main caption "Proposal One -- Election of Directors" in our definitive 1999 Proxy Statement for the annual meeting of stockholders to be held, as filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 27, 1999, is incorporated herein by this reference. For information regarding the identification and business experience of our executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. The Registrant's Chief Financial Officer, Barbara V. Scherer, joined the Company in March 1997, having last been employed as Chief Financial Officer of StreamLogic Corporation. StreamLogic Corporation filed voluntarily for protection under Chapter 11 of the Federal Bankruptcy Code on June 26, 1997. Information concerning filing requirements applicable to our executive officers and directors under the caption "Compliance With Section 16(a) of the Exchange Act" in our 1999 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Executive Compensation" and "Compensation of Directors" in our 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in the 1999 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Transactions" in the 1999 Proxy Statement is incorporated herein by this reference.

         With the exception of the information specifically incorporated by reference from the 1999 Proxy Statement in Part III of this Annual Report on Form 10-K, the 1999 Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Report of the Compensation Committee of the Board of Directors" and "Company's Stock Performance" under the main caption "Additional Information" in the 1999 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Incorporation by Reference. The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

                  (1) Financial Statements. The consolidated financial statements of the Company (including the notes thereto) are incorporated by reference from our 1999 Annual Report to Stockholders as indicated in Item 8 of this report.

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

         (b) Reports on Form 8-K. During the fourth quarter of the fiscal year ended March 27, 1999, the Registrant filed a Current Report on Form 8-K on January 12, 1999.

         (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

             3.1 Amended and Restated By-Laws of the Registrant (as amended to date).

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

                       Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference to Exhibit (3.1) to the Registrant's Quarterly Report on Form 10-Q, SEC File Number 1-12696, for the fiscal quarter ended June 28, 1997, filed on August 8, 1997).

             10.1 Quarterly Profit Sharing Plan (as amended) (incorporated herein by reference to Exhibit (10.2) to Registrant's predecessor, Plantronics, Inc.'s Report on Form 10-K, SEC File Number 1-6642, for the fiscal year ended May 29, 1982, filed on August 27, 1982).

             10.2 Board Designation Agreement dated as of October 22, 1993 between the Registrant and Citicorp Venture Capital, Ltd. (incorporated herein by reference to Exhibit (10.21) to the Registrant's Registration Statement on Form S-1 (as amended), Reg. No. 33-70744, filed October 20, 1993).

             10.3 Lease Agreement dated July 1993 between Inmobiliara Mexhong S.A. de C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference to Exhibit (10.30) to the Registrant's Registration Statement on Form S-1 (as amended), Reg. No. 33-70744, filed on October 20, 1993).

             10.4 Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, England (incorporated herein by reference to Exhibit (10.32) to the Registrant's Registration Statement on Form S-1 (as amended), Reg. No. 33-70744, filed on October 20, 1993).

             10.5 1993 Stock Plan (incorporated herein by reference to Exhibit (10.1) to the Registrant's Registration Statement on Form S-1 (as amended), Reg. No. 33-70744, filed on October 20, 1993).

                       Amendment effective as of April 23, 1996 to the 1993 Stock Plan (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration Statement on Form S-8, Reg. No. 333-14833, filed on October 25, 1996).

                       Amendment Number Two to the 1993 Stock Plan effective as of July 30, 1998.

             10.6 1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (10.29) to the Registrant's Registration Statement on Form S-1 (as amended), Reg. No. 33-70744, filed on October 20, 1993).

                       Amendment Effective as of April 23, 1996 to the 1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration Statement on Form S-8, Reg. No. 333-14833, filed on October 25, 1996).

             10.7 1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration Statement on Form S-8, Reg. No. 333-14833, filed on October 25, 1996).

             10.8 Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan (incorporated herein by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form S-8, Reg. No. 333-19351, filed on January 7, 1997).

                       Amendment Number One to the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration Statement on Form S-8, Reg. No. 333-19351, filed on January 7, 1997).

                       Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference to Exhibit (4.3) to the Registrant's Registration Statement on Form S-8, Reg No. 333-19351, filed on January 7, 1997).

                       Amendment Number Two to the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan.

             10.9 Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (as amended), Reg. No. 333-19351, filed on March 25, 1997).

             10.10 Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration Statement on Form S-8 (as amended), Reg. No. 333-19351, filed on March 25, 1997).

                       Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference to Exhibit (4.6) to the Registrant's Registration Statement on Form S-8 (as amended), Reg. No. 333-19351, filed on March 25, 1997).

                       Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference to Exhibit (4.7) to the Registrant's Registration Statement on Form S-8 (as amended), Reg. No. 333-19351, filed on March 25, 1997).

             10.11 Employment Agreement between the Registrant and Robert S. Cecil dated January 4, 1994 (supersedes Employment Agreement between Plantronics and Robert S. Cecil dated January 20, 1993) (incorporated herein by reference to Exhibit (10.16) to the Registrant's Registration Statement on Form S-1 (as amended), Reg. No. 33-70744, filed on October 20, 1993).

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

                       Amendment Number Two to Employment Agreement between the Registrant and Robert S. Cecil entered into as of January 1, 1998 (incorporated herein by reference to Exhibit (10.11) to the Registrant's Annual Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 30, 1998, filed on June 24, 1998).

                       Amendment Number Three to Employment Agreement between the Registrant and Robert S. Cecil entered into as of March 22, 1999.

             10.12 Credit Agreement dated as of February 19, 1997 between Registrant and Bank of America National Trust and Savings Association and First Amendment to Credit Agreement, dated as of May 15, 1997 (incorporated herein by reference to Exhibit (10.22) to the Registrant's Annual Report on Form 10-K , SEC File Number 1-12696, for the fiscal year ended March 30, 1997, filed on June 25,
                       1997).

                       Second Amendment to Credit Agreement, dated as of February 18, 1998, between Registrant and Bank of America National Trust and Savings Association (incorporated herein by reference to Exhibit (10.18) to the Registrant's Annual Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 30, 1998, filed on June 24, 1998).

                       Third Amendment to Credit Agreement, dated as of November 30, 1998, between Registrant and Bank of America National Trust and Savings Association.

             13 Sections of the Registrant's annual report to security holders for the fiscal year ended March 27, 1999, as referenced in Parts I, II and IV of this Annual Report on Form 10-K.

             21        Subsidiaries of the Registrant.

             23        Consent of PricewaterhouseCoopers LLP, Independent
                       Accountants.

             27        Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      PLANTRONICS, INC.



Dated: June 15, 1999                              By: /s/ S. KENNETH KANNAPPAN
                                                      -------------------------
                                                      S. Kenneth Kannappan,
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ S. KENNETH KANNAPPAN                    President, Chief Executive Officer             June 15, 1999
-------------------------------------       and Director
(S. Kenneth Kannappan)                      (Principal Executive Officer)


/s/ BARBARA V. SCHERER                      Senior Vice President and Chief Financial      June 15, 1999
-------------------------------------       Officer (Principal Financial Officer and
(Barbara V. Scherer)                        Principal Accounting Officer)


/s/ ROBERT S. CECIL                         Chairman of the Board and Director             June 15, 1999
-------------------------------------
(Robert S. Cecil)

/s/ ROBERT F.B. LOGAN                       Director                                       June 15, 1999
-------------------------------------
(Robert F.B. Logan)

/s/ M. SALEEM MUQADDAM                      Director                                       June 15, 1999
-------------------------------------
(M. Saleem Muqaddam)

/s/ JOHN MOWBRAY O'MARA                     Director                                       June 15, 1999
-------------------------------------
(John Mowbray O'Mara)

/s/ TRUDE C. TAYLOR                         Director                                       June 15, 1999
-------------------------------------
(Trude C. Taylor)

/s/ DAVID A. WEGMANN                        Director                                       June 15, 1999
-------------------------------------
(David A. Wegmann)

                                 EXHIBIT INDEX

Exhibit
  No.       Document Description
-------     --------------------
  3.1       Amended and Restated By-Laws of the Registrant (as
            amended to date).

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

            Certificate of Amendment of Restated Certificate of
            Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference to Exhibit (3.1) to the Registrant's
            Quarterly Report on Form 10-Q, SEC File Number 1-12696, for the fiscal quarter ended June 28, 1997, filed on August 8, 1997).

  10.1 Quarterly Profit Sharing Plan (as amended) (incorporated herein by reference to Exhibit (10.2) to Registrant's predecessor, Plantronics, Inc.'s Report on Form 10-K, SEC
            File Number 1-6642, for the fiscal year ended May 29, 1982, filed on August 27, 1982).

  10.2 Board Designation Agreement dated as of October 22, 1993 between the Registrant and Citicorp Venture Capital, Ltd.
            (incorporated herein by reference to Exhibit (10.21) to the Registrant's Registration Statement on Form S-1 (as amended), Reg. No. 33-70744, filed October 20, 1993).

  10.3      Lease Agreement dated July 1993 between Inmobiliara
            Mexhong S.A. de C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)
            (incorporated herein by reference to Exhibit (10.30) to the Registrant's Registration Statement on Form S-1 (as amended), Reg. No. 33-70744, filed on October 20, 1993).

  10.4      Lease dated December 7, 1990 between Canyge Bicknell
            Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, England (incorporated herein by reference to Exhibit
            (10.32) to the Registrant's Registration Statement on
            Form S-1 (as amended), Reg. No. 33-70744, filed on
            October 20, 1993).

  10.5      1993 Stock Plan (incorporated herein by reference to
            Exhibit (10.1) to the Registrant's Registration Statement on Form S-1 (as amended), Reg. No. 33-70744, filed on
            October 20, 1993).

            Amendment effective as of April 23, 1996 to the 1993
            Stock Plan (incorporated herein by reference to Exhibit
            (4.2) to the Registrant's Registration Statement on Form
            S-8, Reg. No. 333-14833, filed on October 25, 1996).
            Amendment Number Two to the 1993 Stock Plan effective as of July 30, 1998.

  10.6 1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (10.29) to the Registrant's
            Registration Statement on Form S-1 (as amended), Reg. No.
            33-70744, filed on October 20, 1993).

            Amendment Effective as of April 23, 1996 to the 1993
            Director Stock Option Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's
            Registration Statement on Form S-8, Reg. No. 333-14833, filed on October 25, 1996).

  10.7 1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (4.5) to the Registrant's
            Registration Statement on Form S-8, Reg. No. 333-14833, filed on October 25, 1996).

  10.8      Plantronics, Inc. Annual Profit Sharing/Individual
            Savings Plan (incorporated herein by reference to Exhibit
            (4.1) to the Registrant's Registration Statement on Form
            S-8, Reg. No. 333-19351, filed on January 7, 1997).

            Amendment Number One to the Plantronics, Inc. Annual
            Profit Sharing/Individual Savings Plan (incorporated herein by reference to Exhibit (4.2) to the Registrant's
            Registration Statement on Form S-8, Reg. No. 333-19351, filed on January 7, 1997).

            Trust Agreement Establishing the Plantronics, Inc. Annual
            Profit Sharing/Individual Savings Plan Trust
            (incorporated herein by reference to Exhibit (4.3) to the Registrant's Registration Statement on Form S-8, Reg No.
            333-19351, filed on January 7, 1997).

            Amendment Number Two to the Plantronics, Inc. Annual
            Profit Sharing/Individual Savings Plan.

  10.9      Resolutions of the Board of Directors of Plantronics,
            Inc. Concerning Executive Stock Purchase Plan
            (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (as amended), Reg. No. 333-19351, filed on March 25, 1997).

  10.10 Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration
            Statement on Form S-8 (as amended), Reg. No. 333-19351, filed on March 25, 1997).

            Trust Agreement Under the Plantronics, Inc. Basic
            Deferred Stock Compensation Plan (incorporated herein by reference to Exhibit (4.6) to the Registrant's
            Registration Statement on Form S-8 (as amended), Reg.
            No. 333-19351, filed on March 25, 1997).

            Plantronics, Inc. Basic Deferred Compensation Plan
            Participant Election (incorporated herein by reference to Exhibit (4.7) to the Registrant's Registration Statement on Form S-8 (as amended), Reg. No. 333-19351, filed on
            March 25, 1997).

  10.11     Employment Agreement between the Registrant and Robert S.
            Cecil dated January 4, 1994 (supersedes Employment
            Agreement between Plantronics and Robert S. Cecil dated
            January 20, 1993) (incorporated herein by reference to Exhibit (10.16) to the Registrant's Registration
            Statement on Form S-1 (as amended), Reg. No. 33-70744, filed on October 20, 1993).

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

            Amendment Number Two to Employment Agreement between the
            Registrant and Robert S. Cecil entered into as of January
            1, 1998 (incorporated herein by reference to Exhibit
            (10.11) to the Registrant's Annual Report on Form 10-K,
            SEC File Number 1-12696, for the fiscal year ended March
            30, 1998, filed on June 24, 1998).

            Amendment Number Three to Employment Agreement between the Registrant and Robert S. Cecil entered into as of March 22, 1999.

  10.12     Credit Agreement dated as of February 19, 1997 between
            Registrant and Bank of America National Trust and Savings
            Association and First Amendment to Credit Agreement, dated as of May 15, 1997 (incorporated herein by reference to Exhibit (10.22) to the Registrant's Annual
            Report on Form 10-K , SEC File Number 1-12696, for the fiscal year ended March 30, 1997, filed on June 25,
            1997).

            Second Amendment to Credit Agreement, dated as of February 18, 1998, between Registrant and Bank of America
            National Trust and Savings Association (incorporated herein by reference to Exhibit (10.18) to the Registrant's Annual Report on Form 10-K, SEC File Number
            1-12696, for the fiscal year ended March 30, 1998, filed on June 24, 1998).

            Third Amendment to Credit Agreement, dated as of November
            30, 1998, between Registrant and Bank of America National
            Trust and Savings Association.

  13 Sections of the Registrant's annual report to security holders for the fiscal year ended March 27, 1999, as referenced in Parts I, II and IV of this Annual Report on Form 10-K.

  21        Subsidiaries of the Registrant.

  23        Consent of PricewaterhouseCoopers LLP, Independent
            Accountants.

  27        Financial Data Schedule.