Form 10-Q
period 1999-06-26
PLANTRONICS INC /CA/
filed 1999-08-10
CIK 914025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________

Commission File Number 1-12696


                                PLANTRONICS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                          77-0207692
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

           345 Encinal Street
         Santa Cruz, California                                     95060
----------------------------------------                     -------------------
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

                                YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                    Outstanding at June 26, 1999
----------------------------                        ----------------------------
Common Stock, $.01 par value                                 16,693,146

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           March 31,       June 30,
                                                             1999            1999
                                                           ---------      ---------
ASSETS

Current assets:
     Cash and cash equivalents                            $   42,999      $  53,402
     Accounts receivable, net                                 46,807         48,379
     Inventory                                                18,889         21,636
     Deferred income taxes                                     3,159          3,035
     Other current assets                                      7,880          1,220
                                                           ---------      ---------
        Total current assets                                 119,734        127,672
Property, plant and equipment, net                            20,323         21,052
Other assets                                                   2,811          2,759
                                                           ---------      ---------
           Total Assets                                    $ 142,868      $ 151,483
                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $   9,453      $   9,484
     Accrued liabilities                                      33,475         29,422
     Income taxes payable                                        510          8,226
                                                           ---------      ---------
           Total current liabilities                          43,438         47,132
Deferred tax liability                                        10,025          7,693
                                                           ---------      ---------
        Total liabilities                                     53,463         54,825
                                                           ---------      ---------

Stockholders' equity:
     Common stock, $0.01 par value per share;
     40,000 shares authorized, 16,798 shares
     and 16,693 shares issued and outstanding                    185            185
     Additional paid-in capital                               91,423         93,746
     Accumulated other comprehensive income:                    (891)          (891)
     Retained Earnings                                        69,559         84,963
                                                           ---------      ---------
                                                             160,276        178,003
     Less: Treasury stock
     (common: 1,669 and 1,825) at cost                       (70,871)       (81,345)
                                                           ---------      ---------
        Total stockholders' equity                            89,405         96,658
                                                           ---------      ---------
           Total liabilities and stockholders' equity      $ 142,868      $ 151,483
                                                           =========      =========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                Quarter Ended
                                                            June 30,       June 30,
                                                              1998           1999
                                                           ---------      ---------
Net sales                                                 $   70,060      $  74,715
Cost of sales                                                 31,897         30,792
                                                           ---------      ---------
    Gross profit                                              38,163         43,923

Operating expenses:
    Research, development and engineering                      4,470          5,499
    Selling, general and administrative                       14,102         15,938
                                                           ---------      ---------
       Total operating expenses                               18,572         21,437
                                                           ---------      ---------
Operating income                                              19,591         22,486

Interest expense, including amortization
  of debt issuance costs                                       1,736             10
Interest income and other income, net                           (485)          (174)
                                                           ---------      ---------
Income before income taxes                                    18,340         22,650
Income tax expense                                             5,869          7,246
                                                           ---------      ---------
Net income                                                 $  12,471      $  15,404
                                                           =========      =========

Basic earnings per common share                            $    0.76      $    0.92
                                                           =========      =========
    Shares used in basic per share calculations               16,474         16,746
                                                           =========      =========

Diluted earnings per common share                          $    0.68      $    0.85
                                                           =========      =========
    Shares used in diluted per share calculations             18,213         18,035
                                                           =========      =========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Quarter Ended
                                                            June 30,       June 30,
                                                              1998           1999
                                                           ---------      ---------
Cash flows from operating activities:
Net Income                                                $   12,471      $  15,404
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization of property
       and equipment                                           1,575          1,323
       Deferred income taxes                                      --         (2,208)
       Provision for doubtful accounts                           198             81
       Income tax benefit associated with stock options          451            767
    Changes in assets and liabilities:
       Accounts receivable                                    (2,163)        (1,653)
       Inventory                                               1,827         (2,747)
       Other current assets                                      816          6,660
       Other assets                                              418             52
       Accounts payable                                       (2,216)            31
       Accrued liabilities                                      (281)        (4,053)
       Income taxes payable                                    4,454          7,716
                                                           ---------      ---------
Cash provided by operating activities                         17,550         21,373
                                                           ---------      ---------

Cash flows from investing activities:
    Capital expenditures                                        (934)        (2,052)
                                                           ---------      ---------

Cash flows from financing activities:
    Purchase of treasury stock                                    --        (10,749)
    Proceeds from sale of treasury stock                         536            815
    Proceeds from exercise of stock options                      287          1,016
                                                           ---------      ---------
Cash provided by (used for) financing activities                 823         (8,918)
                                                           ---------      ---------
Net increase in cash and cash equivalents                     17,439         10,403
Cash and cash equivalents at beginning of period              64,901         42,999
                                                           ---------      ---------
Cash and cash equivalents at end of period                 $  82,340      $  53,402
                                                           =========      =========

Supplemental disclosures of cash flow information:
  Cash paid for:
       Interest                                                   --              7
       Income taxes                                        $   2,229      $      56

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                          ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation. The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," the "Company" or the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period balances have been reclassified to conform to the current period presentation. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Note 2. Periods Presented. The Company's fiscal year-end is the Saturday closest to March 31 and the first fiscal quarter-end is the last Saturday in June. For purposes of presentation, the Company has indicated its accounting year ending on March 31 or the month-end for interim quarterly periods. Plantronics' fiscal quarters ended June 30, 1998 and June 30, 1999 consisted of thirteen weeks each.

Note 3. Details of Certain Balance Sheet Components (in thousands):

                                                         March 31,      June 30,
                                                           1999           1999
                                                         --------       --------
Inventories:
    Finished goods                                       $  9,425       $ 10,781
    Work in process                                         1,461          1,606
    Purchased parts                                         8,003          9,249
                                                         --------       --------
                                                         $ 18,889       $ 21,636
                                                         ========       ========

Property, plant and equipment:
    Land                                                 $  4,693       $  4,693
    Buildings and improvements
      (useful lives: 10-30 years)                           9,923          9,959
    Machinery and equipment
      (useful lives: 2-10 years)                           32,853         34,869
                                                         --------       --------
                                                           47,469         49,521
    Less accumulated depreciation                         (27,146)       (28,469)
                                                         ========       ========
                                                         $ 20,323       $ 21,052
                                                         ========       ========

Note 4. Foreign Currency Transactions. The Company's functional currency for all operations is the U.S. dollar. Accordingly, gains and losses resulting from the remeasurement of the financial statements of foreign subsidiaries into U.S. dollars are included in other income in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income. Aggregate exchange losses in the fiscal quarter ended June 30, 1999 were approximately $0.4 million. There were approximately $0.3 million aggregate exchange losses in the comparable period ended June 30, 1998.

Note 5. Comprehensive Income. Comprehensive income was the same as net income for all periods presented. Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative translation adjustments from local currencies to the functional currency in prior years.

Note 6. Segments of an Enterprise and Related Information. The Company has one reportable segment under the criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information".

                                PLANTRONICS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statement that we expect interest expense to be minimal in fiscal 2000 in the subsection headed "Interest Expense" under Results of Operations, the statement related to the sufficiency of cash to fund operations for at least the next 12 months set out in the last paragraph in the subsection headed "Liquidity" under Financial Condition; and various statements in the section captioned "Year 2000", including our belief that there will be no material impact of Year 2000 problems due to failures of our systems or those of third parties with whom we do business. In addition, the Company may from time to time make oral forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, the Company's annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results."

Results of Operations:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.

                                                              Quarter Ended
                                                         -----------------------
                                                         June 30,       June 30,
                                                           1998           1999
                                                         --------       --------
Net sales                                                 100.0%         100.0%

Cost of sales                                              45.5           41.2
                                                          -----          -----
      Gross profit                                         54.5           58.8
                                                          -----          -----

Research and development                                    6.4            7.4
Selling, general and admin.                                20.1           21.3
                                                          -----          -----
     Total operating expenses                              26.5           28.7
                                                          -----          -----

Operating income                                           28.0           30.1
Other (income) expense                                      1.8          (0.2)
                                                          -----          -----
Income before income taxes                                 26.2           30.3
Income tax expense                                          8.4            9.7
                                                          -----          -----
Net Income                                                 17.8%          20.6%

Net Sales. Net sales for the quarter ended June 30, 1999 increased by 7% to $74.7 million, compared to $70.1 million for the quarter ended June 30, 1998. Domestic sales for the quarter ended June 30, 1999 increased by 7% to $51.2 million, compared to $47.9 million for the quarter ended June 30, 1998. The majority of the growth occurred in the retail channel and the Mobile Communications Division. International sales for the quarter ended June 30, 1999 increased by 6% to $23.5 million, compared to $22.1 million for the quarter ended June 30, 1998. Virtually all of the growth in international sales occurred in Europe.

Gross Profit. Gross profit for the quarter ended June 30, 1999 increased 15% to $43.9 million (58.8% of net sales), compared to $38.2 million (54.5% of net sales) for the quarter ended June 30, 1998. The increases in gross profit were generated mainly by reduction in product costs, design and manufacturing efficiencies and by obtaining lower costs from our suppliers.

Research, Development and Engineering. Research, development and engineering expenses for the quarter ended June 30, 1999 increased 23% to $5.5 million (7.4% of net sales), compared to $4.5 million (6.4% of net sales) for the quarter ended June 30, 1998. The increase in these expenses reflects increased investment in new product development and technologies.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 1999 increased 13% to $15.9 million (21.3% of net sales), compared to $14.1 million (20.1% of net sales) for the quarter ended June 30, 1998. The overall increase in expenses is related to the expansion of marketing programs. General and administrative expenses remained relatively flat from the year ago quarter.

Operating Income. Operating income for the quarter ended June 30, 1999 increased 15% to $22.5 million (30.1% of net sales), compared to $19.6 million (28.0% of net sales) for the quarter ended June 30, 1998. The increase was primarily gained through the savings in product costs and continuing manufacturing efficiencies.

Interest Expense. Interest expense for fiscal 2000 is expected to be minimal due to the redemption of the 10% Senior Notes on January 15, 1999. Interest expense for periods prior to the first quarter ended June 30, 1999 principally represented interest payable on the 10% Senior Notes.

Interest and Other Income. Interest and other income for the quarter ended June 30, 1999 decreased to $0.2 million compared to $0.5 million for the quarter ended June 30, 1998. The decrease in interest income was primarily attributable to lower cash and cash equivalents balances after the January 15, 1999 redemption of the Senior Notes.

FINANCIAL CONDITION:

Liquidity. As of June 30, 1999, we had working capital of $80.5 million, including $53.4 million of cash and cash equivalents, compared with working capital of $76.3 million, including $43.0 million of cash and cash equivalents, at March 31, 1999. During the three months ended June 30, 1999, we generated $21.4 million of cash from operating activities, due primarily to $15.4 million in net income and a tax refund of approximately $6.8 million. In comparison, we generated $17.6 million in cash from operating activities for the three months ended June 30, 1998, due mainly to $12.5 million in net income, a decrease of $1.8 million in inventory and an increase in income taxes payable of $4.5 million.

We have a $30.0 million revolving credit facility, including a $10.0 million letter-of-credit subfacility, with a major bank, both of which expire in November 1999. As of June 30, 1999, we had no cash borrowings under the revolving credit facility and $1.4 million outstanding under the letter-of-credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt, make capital expenditures and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash balance and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter-of-credit subfacility, will be sufficient to fund operations for at least the next 12 months.

Investing Activities. Capital expenditures of $2.1 million in the three months ended June 30, 1999 were incurred principally in tooling, leasehold improvements and investments in computer and software upgrades.

Financing Activities. In the three months ended June 30, 1999, we reissued through employee benefit plans 15,181 shares of our treasury stock for approximately $0.8 million and repurchased 170,900 shares of our common stock for approximately $10.7 million. As of June 30, 1999, 281,507 shares remained under the repurchase plan authorized in the fourth quarter of fiscal 1999.

We received approximately $1.0 million in proceeds from the exercise of stock options during the three months ended June 30, 1999. The maximum aggregate number of shares that may be optioned and sold under the 1993 Stock Plan is 5,459,242 shares.

YEAR 2000:

Year 2000 Readiness Statement. The following discussion and the discussion in the subsection headed "Failure of Electronic Systems to Recognize the Year 2000" under Risk Factors Affecting Future Operating Results contain both "Year 2000 Statements" and "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act, United States public law no. 105-271
(1998).

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

Internal Infrastructure. We have assessed all internal applications and computer software and hardware. Our key business information systems and other critical applications, such as product testing and product design hardware and software, have been made year 2000 compliant.

Supplier Readiness. This program focuses on minimizing the risks associated with supplier year 2000 issues in two areas: (i) the suppliers' business capability to continue providing products and services in and after the year

2000 and (ii) the year 2000 readiness of products supplied to us for our use. Requests for information and certification of compliance have been and are being sent to our principal and critical suppliers. As of July 1999, we have obtained certification of compliance by our principal and critical suppliers and are in the process of auditing compliance of the most critical of those.

Customer Readiness. This program focuses on ensuring that customers are aware of the year 2000 issues and that customers are capable of placing orders for our products, receiving products ordered and paying our invoices for products sold and delivered. Requests for information and certification of year 2000 compliance have been sent to our major customers. We have received certification from most, but not all, of our principal customers. We are in the process of following up with the non-responding or non-compliant customers and expect to have certification of compliance by all our principal customers by October 1999.

Costs to Address Year 2000 Issues. We currently estimate that the aggregate cost of our year 2000 compliance efforts will be approximately $1.2 million, of which approximately $0.75 million has been incurred to date. The costs consist principally of (i) fees paid to outside consultants and software programmers,
(ii) purchase of telephone PBX systems which require upgrades to be year 2000 compliant and (iii) purchase of software and software upgrades to meet the year 2000 issue. The funds expended and to be expended are being funded through operating cash flows. Approximately $0.5 million of the total cost, related to the purchase of fixed assets, will be capitalized, with the balance expensed as incurred.

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

Contingency Plans. During July 1999, we completed development of our contingency plans to mitigate the potential disruptions that may result from the year 2000 issue. The contingency plan was completed in July 1999. The contingency plan identifies the risks to our business from various potential year 2000 related failures and establishes readiness and contingency remediation efforts that will be put into place to mitigate the risks from such potential failures. While we believe that the contingency plan adequately addresses the risks to our business from potential year 2000 related failures, the plan will be continually refined as additional information becomes available.

                                PLANTRONICS, INC.
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

Dependence on Call Center Market Segment

We have historically derived, and continue to derive, a substantial majority of our net sales from the call center market segment. This market segment has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. While we believe this market segment is continuing to grow, in the future this growth could slow or revenues from this market segment could decline due to various factors. For example, technological advances such as automated interactive voice response systems could reduce or eliminate the need for call center agents in certain applications. In addition, consumer resistance to telemarketing could adversely affect growth in the call center market segment. Due to our reliance on the call center market segment, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. We believe that our sales growth in fiscal 1999 may have been favorably affected by call centers upgrading their automatic call distributions systems in order to be year 2000 compliant. Since our products are sometimes bundled with new call distribution systems, this may have accelerated some headset sales. If this has occurred, it could adversely affect our net sales in future periods, once call centers have completed their system upgrades. We also believe that there will be a slowing in the establishment of new call centers in the fourth calendar quarter of 1999 as organizations seek to maintain system stability and devote resources to year 2000 compliance and contingency planning. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

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

Citicorp Venture Capital Retains Significant Control

Our largest stockholder, Citicorp Venture Capital, Ltd. ("CVC"), beneficially owns 4,509,168 shares of our common stock (excluding any shares that may be owned by employees of CVC or its affiliates), which represents approximately 27% of our outstanding common stock as of August 3, 1999. We also have an agreement with CVC under which it is entitled to have up to three of its designees serve on our Board of Directors, depending on the level of CVC's continuing stock ownership. Messrs. Robert F. B. Logan, M. Saleem Muqaddam and John Mowbray O'Mara are currently serving as CVC's designees under that agreement. Accordingly, CVC has the ability to exert substantial influence on the full Board of Directors, which currently consists of seven members. In addition, our bylaws contain provisions that require a two-thirds (66 2/3 %) supermajority vote of the Board of Directors to approve certain transactions, including amendments of our Certificate of Incorporation, certain provisions of our bylaws, mergers and sales of substantial assets, acquisitions of other companies and sales of capital stock. These provisions may have the effect of giving a small number of directors the ability to block such transactions.

Future Sales of Our Common Stock

As of August 3, 1999, we had 16,700,617 shares of common stock outstanding, plus 1,826,286 shares we have repurchased and hold in our treasury account. All of the shares of common stock outstanding are freely tradable except for approximately 5,100,000 shares held by affiliates of Plantronics. These approximately 5,100,000 shares may only be sold in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission. Some of our current stockholders, including CVC, Citigroup Foundation and certain of our officers, directors and key employees, also have certain contractual rights to require Plantronics to register their shares for public sale. An additional approximately 2,500,000 shares are subject to outstanding stock options as of August 3, 1999. As of August 3, 1999, Mrs. Louise Cecil holds vested options on 548,496 shares of our common stock (assigned to her by her husband Robert S. Cecil) and has in place an effective registration statement filed with the Securities Exchange Commission, meaning she may sell any or all of them at any time without reliance upon Rule 144.

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

Failure of Electronic Systems To Recognize the Year 2000

Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, many computer and other electronic applications and systems could fail or create erroneous results when addressing dates on and after January 1, 2000. Our products do not address or utilize dates in their operation, and, accordingly, our products should not fail due to the year 2000 problem. However, we use and depend on information technology systems (including business information computer systems and design and manufacturing computer systems) and other machinery and equipment that includes embedded date sensitive technology. We also depend on the proper functioning of date sensitive electronic systems of third parties, such as customers and suppliers. The failure of any of these systems to appropriately interpret the year 2000 could have a material adverse effect on our business, financial condition and results of operations. We are undertaking efforts to ensure that our business systems and those of our suppliers and customers are compliant with the requirements of the year 2000. You should refer to the Section above titled "Year 2000" and the Section titled "Year 2000"in the 1999 Annual Report to Stockholders for a more complete discussion of our Year 2000 compliance efforts. However, our year 2000 program may not be effective or we may not be able to implement it in a timely and cost-effective manner. Our year 2000 efforts may not, therefore, ensure against disruptions caused by the approach or advent of the year 2000. The year 2000 problem is potentially very widespread, and it is not possible to determine all the potential risks that we may face. Our inability to remedy our own year 2000 problems or the failure of third parties to do so may cause business interruptions or shutdowns, financial loss, regulatory actions, harm to our reputation and exposure to liability.

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

                                PLANTRONICS, INC.
                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

(a) Exhibits. The following exhibit is filed as part of this Quarterly Report on Form 10-Q.

      Exhibit
      Number       Description
      -------      -----------
        27         Financial Data Schedule

(b)  Reports on Form 8-K.

     1) On May 17, 1999 Plantronics filed a report on Form 8-K relating to the decision of Robert S. Cecil not to stand for re-election to Plantronics' Board of Directors for personal reasons.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                PLANTRONICS, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          PLANTRONICS, INC.
                                          --------------------------------------
                                          (Registrant)


AUGUST 10, 1999                           /s/ Barbara V. Scherer
---------------                           --------------------------------------
(Date)                                    (Signature)
                                          Barbara V.  Scherer
                                          Senior Vice President


AUGUST 10, 1999                           /s/ Barbara V. Scherer
---------------                           --------------------------------------
(Date)                                    (Signature)
                                          Barbara V.  Scherer
                                          Senior Vice President - Finance and
                                          Administration and Chief Financial
                                          Officer (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number              Description
-------             -----------
  27                Financial Data Schedule