Form 10-Q
period 1999-09-25
PLANTRONICS INC /CA/
filed 1999-11-09
CIK 914025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number 1-12696


                                PLANTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 77-0207692
----------------------------------------    ------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

           345 Encinal Street
         Santa Cruz, California                             95060
----------------------------------------    ------------------------------------
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

                                YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                       Outstanding at September 25, 1999
   ----------------------------           ---------------------------------
   Common Stock, $.01 par value                       16,559,541

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         March 31,     September 30,
                                                           1999            1999
                                                         ---------     -------------
ASSETS

Current assets:
     Cash and cash equivalents                           $  42,999      $  38,259
     Marketable securities                                      --          8,854
                                                         ---------      ---------
        Total cash and marketable securities                42,999         47,113

     Accounts receivable, net                               46,807         45,550
     Inventory                                              18,889         25,731
     Deferred income taxes                                   3,159          3,330
     Other current assets                                    7,880          1,359
                                                         ---------      ---------
            Total current assets
                                                           119,734        123,083
Property, plant and equipment, net                          20,323         21,938
Other assets                                                 2,811          2,551
                                                         ---------      ---------
                                                         $ 142,868      $ 147,572
                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   9,453      $   7,924
  Accrued liabilities                                       33,475         32,523
  Income taxes payable                                         510          1,671
                                                         ---------      ---------
     Total current liabilities                              43,438         42,118

Deferred tax liability                                      10,025          7,485
                                                         ---------      ---------
     Total liabilities                                      53,463         49,603
                                                         ---------      ---------

Stockholders' equity:
  Common stock, $0.01 par value per share;
     100,000 shares authorized, 16,798 shares
     and 16,560 shares issued and outstanding                  185            188
  Additional paid-in capital                                91,423        101,588
  Accumulated other comprehensive income                      (891)          (891)
  Retained Earnings                                         69,559         99,880
                                                         ---------      ---------
                                                           160,276        200,765

  Less: Treasury stock
        (common: 1,669 shares in fiscal year 1999 and
        2,244 shares as of September 25, 1999) at cost     (70,871)      (102,796)
                                                         ---------      ---------
     Total stockholders' equity                             89,405         97,969
                                                         ---------      ---------
                                                         $ 142,868      $ 147,572
                                                         =========      =========

                                PLANTRONICS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)


                                                        Quarter Ended                Six Months Ended
                                                 ----------------------------  ----------------------------
                                                 September 30,  September 30,  September 30,  September 30,
                                                     1998            1999           1998           1999
                                                 -------------  -------------  -------------  -------------
Net sales                                          $  71,150      $  72,038      $ 141,210      $ 146,753
Cost of sales                                         32,192         29,532         64,089         60,324
                                                   ---------      ---------      ---------      ---------
    Gross profit                                      38,958         42,506         77,121         86,429
                                                   ---------      ---------      ---------      ---------

Operating expense:
    Research, development and engineering              4,535          5,089          9,005         10,588
    Selling, general and administrative               13,760         15,976         27,862         31,914
                                                   ---------      ---------      ---------      ---------
          Total operating expenses                    18,295         21,065         36,867         42,502
                                                   ---------      ---------      ---------      ---------
Operating income                                      20,663         21,441         40,254         43,927

Interest expense, including amortization
    of debt issuance costs                             1,852          3,588              8             18
Interest income and other income, net                 (1,208)          (505)        (1,693)          (679)
                                                   ---------      ---------      ---------      ---------
Income before income taxes                            20,019         21,938         38,359         44,588
Income tax expense                                     6,406          7,022         12,275         14,268
                                                   ---------      ---------      ---------      ---------
Net income                                         $  13,613      $  14,916      $  26,084      $  30,320
                                                   =========      =========      =========      =========

Basic earnings per common share                    $    0.82      $    0.90      $    1.58      $    1.82
                                                   =========      =========      =========      =========
    Shares used in basic per share
       calculations                                   16,513         16,657         16,494         16,702
                                                   =========      =========      =========      =========

Diluted earnings per common share                  $    0.74      $    0.84      $    1.43      $    1.69
                                                   =========      =========      =========      =========
    Shares used in diluted per share
       calculations                                   18,341         17,836         18,291         17,951
                                                   =========      =========      =========      =========

                                PLANTRONICS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                            SIX MONTHS ENDED
                                                      ----------------------------
                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                          1998           1999
                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $ 26,084       $ 30,321
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization of property
         and equipment                                     2,272          1,620
       Deferred income taxes                                             (2,711)
       Provision for doubtful accounts                       651            124
       Income tax benefit associated with
          stock options                                    4,929          6,818
    Changes in assets and liabilities:
       Accounts receivable                                (4,164)         1,133
       Inventory                                           7,810         (6,842)
       Other current assets                                  286          6,521
       Other assets                                          770            260
       Accounts payable                                   (3,156)        (1,529)
       Accrued liabilities                                 1,722           (952)
       Income taxes payable                                2,815          1,161
                                                        --------       --------
Cash provided by operating activities                     40,019         35,924
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                  (1,548)        (3,235)
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                           (10,568)       (32,312)
    Proceeds from sale of treasury stock                     769          1,119
    Proceeds from exercise of stock options                1,527          2,618
                                                        --------       --------
Cash provided by (used for) financing activities          (8,272)       (28,575)
                                                        --------       --------

Net increase in cash and cash equivalents                 30,199          4,114
Cash and cash equivalents at beginning of period          64,901         42,999
                                                        ========       ========
Cash and cash equivalents at end of period              $ 95,100       $ 47,113
                                                        ========       ========

Supplemental disclosures of cash flow information:
    Cash paid for:
       Interest                                         $  3,262       $     14
       Income taxes                                     $  5,764       $ 10,650

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

NOTE 2. PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31 and the second fiscal quarter-end is the last Saturday in September. For purposes of presentation, the Company has indicated its accounting year ending on March 31 or the month-end for interim quarterly periods. Plantronics' fiscal quarters ended September 30, 1998 and September 30, 1999 consisted of thirteen weeks each.

NOTE 3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                March 31,    September 30,
                                                                  1999           1999
                                                                ---------    -------------
Inventories:
   Finished goods                                               $  9,425       $ 13,373
   Work in process                                                 1,461          1,767
   Purchased parts                                                 8,003         10,591
                                                                --------       --------
                                                                $ 18,889       $ 25,731
                                                                ========       ========

Property, plant and equipment:
   Land                                                         $  4,693       $  4,693
   Buildings and improvements (useful lives: 10-30 years)          9,923         10,251
   Machinery and equipment (useful lives: 2-10 years)             32,853         36,585
                                                                --------       --------
                                                                  47,469         51,529
      Less accumulated depreciation                              (27,146)       (29,591)
                                                                --------       --------
                                                                $ 20,323       $ 21,938
                                                                ========       ========

NOTE 4. FOREIGN CURRENCY TRANSACTIONS. The Company's functional currency for all operations is the U.S. dollar. Accordingly, gains and losses resulting from the remeasurement of the financial statements of foreign subsidiaries into U.S. dollars are included in other income in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income. Aggregate exchange losses in the fiscal quarter ended September 30, 1999 were approximately $0.2 million. There were approximately $0.2 million aggregate exchange gains in the comparable period ended September 30, 1998.

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

NOTE 7. START-UP ACTIVITIES. Effective March 28, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The statement is effective for the Company's fiscal year ending April 1, 2000. SOP 98-5 broadly defines costs of start-up and requires that such costs be charged to expense as incurred and that any previously capitalized start-up costs be charged to expense in the fiscal year in which the statement becomes effective. The Company had previously deferred $0.2 million of start-up costs which were charged to expense for the quarter ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statement related to the sufficiency of cash to fund operations for at least the next 12 months set out in the last paragraph in the subsection headed "Liquidity" under Financial Condition; various statements in the section captioned "Year 2000", including the statement that we do not expect there will be any material impact upon our revenues due to customer readiness for the Year 2000 and our belief that there will be no material impact of Year 2000 problems due to failures of our systems or those of third parties with whom we do business; and the statement of belief under Part I, Item 3 that the Company has minimal exposure to financial market and foreign currency exchange risks. In addition, the Company may from time to time make oral forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, the Company's annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results."

Results of Operations:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.

                                         ----------------------------  ----------------------------
                                                Quarter Ended                Six Months Ended
                                         ----------------------------  ----------------------------
                                         September 30,  September 30,  September 30,  September 30,
                                             1998           1999           1998           1999
                                         -------------  -------------  -------------  -------------
Net sales                                    100.0%         100.0%         100.0%         100.0%

Cost of sales                                 45.2           41.0           45.4           41.1
                                             -----          -----          -----          -----
      Gross profit                            54.8           59.0           54.6           58.9
                                             -----          -----          -----          -----

Research, development and engineering          6.4            7.1            6.4            7.2
Selling, general and administrative           19.3           22.2           19.7           21.8
                                             -----          -----          -----          -----
     Total operating expenses                 25.7           29.3           26.1           29.0
                                             -----          -----          -----          -----

Operating income                              29.0           29.7           28.5           29.9
Other (income) expense                         0.9           (0.7)           1.3           (0.5)
                                             -----          -----          -----          -----
Income before income taxes                    28.1           30.4           27.2           30.4
Income tax expense                             9.0            9.7            8.7            9.7
                                             -----          -----          -----          -----

Net income                                    19.1%          20.7%          18.5%          20.7%
                                             =====          =====          =====          =====

Net Sales. Net sales for the quarter ended September 30, 1999 increased by 1% to $72.0 million, compared to $71.2 million for the quarter ended September 30, 1998. Net sales for the six months ended September 30, 1999 were $146.8 million compared to $141.2 million for the six months ended September 30, 1998, an increase of 4%. While revenues were lower to our largest OEM customer and to our US distributors, strong growth was achieved in our international channels and US retail channel, and our mobile and computer audio systems divisions.

Gross Profit. Gross profit for the quarter ended September 30, 1999 increased 9% to $42.5 million (59.0% of net sales), compared to $39.0 million (54.8% of net sales) for the quarter ended September 30, 1998. Gross profit for the first two quarters of fiscal 2000 was $86.4 million, an increase of 12% over the comparable period of fiscal 1999. The increases in gross profit were generated mainly by reduced production costs, design and manufacturing efficiencies and lower costs from our suppliers.

Research, Development and Engineering. Research, development and engineering expenses for the quarter ended September 30, 1999 increased 12% to $5.1 million (7.1% of net sales), compared to $4.5 million (6.4% of net sales) for the quarter ended September 30, 1998. Expenses for the first half of fiscal 2000 were $10.6 million compared to $9.0 million for the first half of fiscal 1999. The increase in these expenses reflects increased investment in new product development and technologies.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 1999 increased 16% to $16.0 million (22.2% of net sales), compared to $13.8 million (19.3% of net sales) for the quarter ended September 30, 1998. For the first half of fiscal 2000, expenses were $31.9 million, an increase of $4.1 million over the first half of fiscal 1999. The overall increase in expenses is related to the expansion of marketing programs.

Operating Income. Operating income for the quarter ended September 30, 1999 increased 4% to $21.4 million (29.7% of net sales), compared to $20.7 million (29.0% of net sales) for the quarter ended September 30, 1998. For the first half of fiscal 2000, operating income was $43.9 million compared to $40.3 million for the first half of fiscal 1999. The increase was primarily gained through gross margin improvement.

Interest Expense. Interest expense for fiscal 2000 is expected to be minimal as the Company paid down its long-term outstanding debt. Interest expense for the six month period ended September 30, 1998 was $3.3 million and principally represented interest payable on the 10% Senior Notes.

Interest and Other Income. Interest and other income for the quarter ended September 30, 1999 decreased to $0.5 million compared to $1.2 million for the quarter ended September 30, 1998. Interest income and other income for the second quarter of fiscal 2000 was $0.7 million compared to $1.7 million for the second quarter of fiscal 1999. The decrease in interest income was primarily attributable to lower cash and cash equivalents balances after the January 15, 1999 redemption of the Senior Notes.

FINANCIAL CONDITION:

Liquidity. As of September 30, 1999, we had working capital of $81.0 million, including $47.1 million of cash and cash equivalents and marketable securities, compared with working capital of $76.3 million, including $43.0 million of cash and cash equivalents, at March 31, 1999. During the six months ended September 30, 1999, we generated $35.9 million of cash from operating activities, due primarily to $30.3 million in net income and a tax refund of approximately $6.8 million. Increases in inventory were offset by changes in other current assets and liabilities. In comparison, we generated $40.0 million in cash from operating activities for the six months ended September 30, 1998, due mainly to $26.1 million in net income, a decrease of $7.8 million in inventory and an increase in income taxes payable of $2.8 million.

We have a $30.0 million revolving credit facility, including a $10.0 million letter-of-credit subfacility, with a major bank, both of which expire in November 1999. As of September 30, 1999, we had no borrowings under the revolving credit facility and $2.0 million outstanding under the letter-of-credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt, make capital expenditures and pay dividends, among other matters. These covenants may adversely affect our financial position to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash balance and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter-of-credit subfacility, will be sufficient to fund operations for at least the next 12 months.

Investing Activities. Capital expenditures of $3.2 million in the six months ended September 30, 1999 were incurred principally in tooling, leasehold improvements and investments in computer and software upgrades.

Financing Activities. In the six months ended September 30, 1999, we reissued through employee benefit plans 21,388 shares of our treasury stock for approximately $1.1 million and repurchased 596,400 shares of our common stock for approximately $32.3 million. As of September 30, 1999, approximately 356,007 shares remained under the repurchase plan authorized on August 31, 1999. On November 4, 1999 Plantronics' Board of Directors authorized the Company to increase its existing stock repurchase program by an additional 500,000 shares. As of November 4, 1999 there remained 45,607 shares to be repurchased under the existing program, resulting in a total of 545,607 shares of the Company's common stock that may be repurchased under the new authorization.

We received approximately $2.6 million in proceeds from the exercise of stock options during the six months ended September 30, 1999. The maximum aggregate number of shares that may be issued under the 1993 Stock Plan is 5,459,242 shares.

YEAR 2000:

Year 2000 Readiness Statement. The following discussion contains both "Year 2000 Statements" and "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act, United States Public Law No. 105-271
(1998).

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

Supplier Readiness. This program focuses on minimizing the risks associated with supplier year 2000 issues in two areas: (i) the suppliers' business capability to continue providing products and services in and after the year 2000 and (ii) the year 2000 readiness of products supplied to us for our use. Requests for information and certification of compliance have been and are being sent to our principal and critical suppliers. As of November 5, 1999, we have obtained certification of compliance by our principal and critical suppliers. We have completed compliance audits of the most critical of those.

Customer Readiness. This program focuses on ensuring that customers are aware of the year 2000 issues and that customers are capable of placing orders for our products, receiving products ordered and paying our invoices for products sold and delivered. Requests for information and certification of year 2000 compliance have been sent to our major customers. As of November 5, 1999, we have obtained certification of compliance from most, but not all, of our principal customers worldwide and most of the responding customers have certified compliance. We continue to follow-up with the non-responding and non-compliant customers. We do not expect any material impact upon our revenues due to customer readiness for the Year 2000.

Costs to Address Year 2000 Issues. We currently estimate that the aggregate cost of our year 2000 compliance efforts will be approximately $1.2 million, of which approximately $0.8 million has been incurred to date. The costs consist principally of (i) fees paid to outside consultants and software programmers,
(ii) purchase of telephone PBX systems which require upgrades to be year 2000 compliant and (iii) purchase of software and software upgrades to meet the year 2000 issue. The funds expended and to be expended are being funded through operating cash flows. Approximately $0.5 million of the total cost, related to the purchase of fixed assets, will be capitalized, with the balance expensed as incurred.

Contingency Plans. In July 1999, we completed development of contingency plans to mitigate the potential disruptions that may result from the year 2000 issue. The contingency plan identifies the risks to our business from various potential Y2K related failures and establishes readiness and contingency remediation efforts that will be put into place to mitigate the risks from such potential failures. We have commenced implementation of some elements of the contingency plan, including increases in inventories of component parts to insure against disruptions in supply caused by Year 2000 events. While we believe that our contingency plan adequately addresses the risks to our business from potential Y2K failures, the plan will be continually refined as additional information becomes available.

Risks of the Year 2000 Issues. We currently believe that our internal year 2000 compliance efforts will be successful and there will be no material impact to us by reason of the failure or malfunction of any systems owned or operated by us or third parties with whom we do business. However, our year 2000 program may not be effective and we may not be able to implement all elements of our contingency plan in a timely and cost-effective manner. Our year 2000 efforts may not, therefore, ensure against disruptions caused by the approach or advent of the year 2000. The year 2000 problem is potentially very widespread, and it is not possible to determine all the potential risks that we may face. Our inability to remedy our own year 2000 problems or the failure of third parties to do so may cause business interruptions or shutdowns, financial loss, regulatory actions, harm to our reputation and exposure to liability.


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

DEPENDENCE ON CALL CENTER MARKET SEGMENT

We have historically derived, and continue to derive, a substantial majority of our net sales from the call center market segment. This market segment has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. While we believe this market segment is continuing to grow, in the future this growth could slow or revenues from this market segment could decline due to various factors. For example, technological advances such as automated interactive voice response systems could reduce or eliminate the need for call center agents in certain applications. In addition, consumer resistance to telemarketing could adversely affect growth in the call center market segment. Due to our reliance on the call center market segment, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. We believe that there may be a slowing in the establishment of new call centers in the fourth calendar quarter of 1999 due to concerns by call center operators over Year 2000 issues. We believe that the decrease in establishment of new call centers may continue through the first calendar quarter of 2000. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

     o    changes in demand for our products;

     o    changes in the levels of inventories held by our resellers;

     o    timing and size of orders from customers;

     o    distribution channel volume variations;

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

     o    seasonal fluctuations in demand; and

     o    general economic conditions.

Each of the above factors is difficult to forecast and could have a material adverse effect on our business, financial condition and results of operations.

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

WE DEPEND ON OUR DISTRIBUTION CHANNELS

We sell substantially all of our products through distributors, OEMs, retailers and telephony service providers. Our existing relationships with these parties are nonexclusive and can be terminated by either party without cause. The relationships with our distributors, OEMs, retailers and other resellers of our products do not require that they purchase any minimum quantities of our products or carry minimum inventory levels of our products. Therefore, changes in their ordering patterns or reduction in their inventory levels can result in lower orders to us.

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

WE DEPEND ON S. KENNETH KANNAPPAN AND OTHER KEY PERSONNEL

Our success depends to a significant extent upon the services of a limited number of executive officers and other key employees, including S. Kenneth Kannappan, our President and Chief Executive Officer. The unanticipated loss of the services of Mr. Kannappan or one or more of our other executive officers or key employees could have a material adverse effect upon our business, financial condition and results of operations.

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

CITICORP VENTURE CAPITAL RETAINS SIGNIFICANT CONTROL

Our largest stockholder, Citicorp Venture Capital, Ltd. ("CVC"), beneficially owns 4,509,168 shares of our common stock (excluding any shares that may be owned by employees of CVC or its affiliates), which represents approximately 27% of our outstanding common stock as of October 29, 1999. We also have an agreement with CVC under which it is entitled to have up to three of its designees serve on our Board of Directors, depending on the level of CVC's continuing stock ownership. Messrs. Robert F. B. Logan, M. Saleem Muqaddam and John Mowbray O'Mara are currently serving as CVC's designees under that agreement. Accordingly, CVC has the ability to exert substantial influence on the full Board of Directors, which currently consists of seven members. In addition, our bylaws contain provisions that require a two-thirds (66 2/3 %) supermajority vote of the Board of Directors to approve certain transactions, including amendments of our Certificate of Incorporation, certain provisions of our bylaws, mergers and sales of substantial assets, acquisitions of other companies and sales of capital stock. These provisions may have the effect of giving a small number of directors the ability to block such transactions.

FUTURE SALES OF OUR COMMON STOCK

As of October 29, 1999, we had 18,815,268 shares of common stock outstanding, including 2,570,496 shares we have repurchased and hold in our treasury account. All of these shares are freely tradable except for approximately 5,100,000 shares held by affiliates of Plantronics. These approximately 5,100,000 shares may only be sold in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission. Some of our current stockholders, including CVC, Citigroup Foundation and certain of our officers, directors and key employees, also have certain contractual rights to require Plantronics to register their shares for public sale. An additional approximately 2,500,000 shares are subject to outstanding stock options as of October 29, 1999. As of October 29, 1999, Mrs. Louise Cecil holds vested options on 422,196 shares of our common stock (assigned to her by her husband Robert S. Cecil) and has in place an effective registration statement filed with the Securities Exchange Commission, meaning she may sell any or all of them at any time without reliance upon Rule 144.

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

     o    the abilities of local distributors and other resellers;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Plantronics considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." Plantronics had no holdings of derivative financial or commodity instruments at September 25, 1999. Plantronics believes it has minimal exposure to financial market risks and risks associated with changes in foreign currency exchange rates at this time.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     (a) The 1999 Annual Meeting of Stockholders of Plantronics, Inc. (the "Company") was held at The Museum of Art History at the McPherson Center, 705 Front Street, Santa Cruz, California on July 20, 1999 (the "Annual Meeting").

     (b) At the Annual Meeting, the following seven individuals were elected to the Company's Board of Directors, constituting all members of the Board of Directors:

          Nominee                    Votes Cast For       Withheld or Against
          -------                    --------------       -------------------
          S. Kenneth Kannappan         14,289,050                97,138
          Robert F.B. Logan            14,288,860                97,328
          M. Saleem Muqaddam           14,288,825                97,363
          John Mowbray O'Mara          14,288,710                97,478
          Trude C. Taylor              14,282,976               103,212
          Marvin Tseu                  14,241,577               144,611
          David A. Wegmann             14,283,321               102,867


     (c) The following additional proposals were considered at the Annual Meeting and were approved by the vote of the Stockholders, in accordance with the tabulation shown below.

          (1) Proposal to increase the authorized number of shares of Common Stock of the Company from 40,000,000 to 100,000,000 shares.

               Votes For        Votes Against        Abstain
               ---------        -------------        -------
               9,856,267          4,522,099           7,822

          (2) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the fiscal year ending April 1, 2000.

               Votes For        Votes Against        Abstain
               ---------        -------------        -------
               14,380,545           2,568             3,075

ITEM 5. OTHER INFORMATION

     On November 4, 1999 Plantronics' Board of Directors authorized the Company to increase its existing stock repurchase program by an additional 500,000 shares. As of November 4, 1999 there remained 45,607 shares to be repurchased under the existing program, resulting in a total of 545,607 shares of the Company's common stock that may be repurchased under the new authorization. The maximum of 545,607 shares represents approximately 3% of the 16,244,772 shares of common stock outstanding as of October 29, 1999.

ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibit is filed as part of this Quarterly Report on Form 10-Q.

          Exhibit
          Number       Description
          -------      -----------
            27         Financial Data Schedule

     (b)  Reports on Form 8-K.

          1) On September 14, 1999 Plantronics filed a report on Form 8-K announcing lower than previously forecasted earnings per share for the fiscal year ending April 1, 2000.

          2) On September 21, 1999 Plantronics filed a report on Form 8-K announcing Board authorization of an additional 500,000 shares for its stock repurchase program.

Items 1, 2 and 3 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           PLANTRONICS, INC.
                                           -----------------
                                           (Registrant)


NOVEMBER 9, 1999                           By: /s/ Brad Guenther
----------------                              ----------------------------------
(Date)                                     (Signature)

                                           Brad Guenther
                                           Vice President-Finance and Corporate
                                           Controller and Chief Accounting
                                           Officer

NOVEMBER 9, 1999                           By: /s/ Kevin Goodwin
----------------                              ----------------------------------
(Date)                                     (Signature)

                                           Kevin Goodwin
                                           Vice President-Legal, General Counsel
                                           and Secretary