Form 10-Q
period 1999-12-25
PLANTRONICS INC /CA/
filed 2000-02-08
CIK 914025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________

Commission File Number 1-12696

                                PLANTRONICS, INC.
                    (Exact name of registrant as specified in its charter)

                 Delaware                                   77-0207692
------------------------------------------         -----------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


            345 Encinal Street
          Santa Cruz, California                              95060
------------------------------------------         -----------------------------
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

                               YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at December 25, 1999
       ----------------------------            --------------------------------
       Common Stock, $.01 par value                        16,178,334

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             MARCH 31,      DECEMBER 31,
                                                                               1999            1999
                                                                             ---------      ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                $  42,999       $  35,575
    Marketable securities                                                           --           8,899
    Accounts receivable, net                                                    46,807          44,066
    Inventory                                                                   18,889          30,720
    Deferred income taxes                                                        3,159           6,847
    Other current assets                                                         7,880           1,285
                                                                             ---------       ---------
          Total current assets                                                 119,734         127,392
Property, plant and equipment, net                                              20,323          22,496
Other assets                                                                     2,811           2,527
                                                                             ---------       ---------
   Total assets                                                              $ 142,868       $ 152,415
                                                                             =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $   9,453       $   9,034
    Accrued liabilities                                                         33,475          31,917
    Income taxes payable                                                           510           8,034
                                                                             ---------       ---------
          Total current liabilities                                             43,438          48,985
Deferred tax liability                                                          10,025          11,119
                                                                             ---------       ---------
    Total liabilities                                                           53,463          60,104
                                                                             ---------       ---------


Stockholders' equity:
    Common stock, $0.01 par value per share; 100,000 shares authorized,
       16,798 shares and 16,178 shares issued and outstanding                      185             188
    Additional paid-in capital                                                  91,423         102,200
    Accumulated other comprehensive income                                        (891)           (891)
    Retained Earnings                                                           69,559         115,288
                                                                             ---------       ---------
                                                                               160,276         216,785
    Less: Treasury stock
         (common: 1,669 shares in fiscal year 1999 and 2,649
         shares as of December 25, 1999) at cost                               (70,871)       (124,474)
                                                                             ---------       ---------
     Total stockholders' equity                                                 89,405          92,311
                                                                             ---------       ---------
   Total liabilities and stockholders' equity                                $ 142,868       $ 152,415
                                                                             =========       =========

                                PLANTRONICS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               QUARTER ENDED                 NINE MONTHS ENDED
                                                        ----------------------------    ----------------------------
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           1998            1999            1998            1999
                                                        ------------    ------------    ------------    ------------
Net sales                                                $  72,038       $  76,059       $ 213,248       $ 222,812
Cost of sales                                               31,002          30,946          95,091          91,270
                                                         ---------       ---------       ---------       ---------
      Gross profit                                          41,036          45,113         118,157         131,542
                                                         ---------       ---------       ---------       ---------

Operating expense:
      Research, development and engineering                  5,177           5,080          14,182          15,668
      Selling, general and administrative                   14,563          17,949          42,425          49,863
                                                         ---------       ---------       ---------       ---------
        Total operating expenses                            19,740          23,029          56,607          65,531
                                                         ---------       ---------       ---------       ---------
Operating income                                            21,296          22,084          61,550          66,011

Interest expense, including amortization of debt
         issuance costs                                      1,888               8           5,476              26
Interest income and other income, net                       (1,801)           (583)         (3,494)         (1,262)
                                                         ---------       ---------       ---------       ---------
Income before income taxes                                  21,209          22,659          59,568          67,247
Income tax expense                                           6,786           7,250          19,061          21,518
                                                         ---------       ---------       ---------       ---------
Net income                                               $  14,423       $  15,409       $  40,507       $  45,729
                                                         =========       =========       =========       =========


Basic earnings per common share                          $    0.87       $    0.94       $    2.45       $    2.76
                                                         =========       =========       =========       =========
       Shares used in basic per share calculations          16,562          16,333          16,516          16,579
                                                         =========       =========       =========       =========


Diluted earnings per common share                        $    0.79       $    0.89       $    2.22       $    2.58
                                                         =========       =========       =========       =========
      Shares used in diluted per share calculations         18,246          17,352          18,268          17,746
                                                         =========       =========       =========       =========

                                PLANTRONICS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         NINE MONTHS ENDED
                                                                    ----------------------------
                                                                    DECEMBER 31,    DECEMBER 31,
                                                                       1998            1999
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $  40,507       $  45,729
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of property and equipment            4,133           2,921
      Deferred income taxes                                              1,300          (2,594)
      Provision for doubtful accounts                                      481             (47)
      Income tax benefit associated with stock options                  10,586           6,830
    Changes in assets and liabilities:
      Accounts receivable                                               (3,248)          2,788
      Inventory                                                         10,407         (11,831)
      Other current assets                                                 384           6,595
      Other assets                                                         898             284
      Accounts payable                                                    (907)           (419)
      Accrued liabilities                                                7,133          (1,558)
      Income taxes payable                                                (378)          7,524
                                                                     ---------       ---------
Cash provided by operating activities                                   71,296          56,222
                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                                   (8,899)
    Capital expenditures                                                (2,455)         (5,094)
                                                                     ---------       ---------
Cash (used for) provided by investing activities                        (2,455)        (13,993)
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                         (18,716)        (54,040)
    Proceeds from sale of treasury stock                                   915           1,257
    Proceeds from exercise of stock options                              3,290           3,130
                                                                     ---------       ---------
Cash (used for) provided by financing activities                       (14,511)        (49,653)
                                                                     ---------       ---------

Net increase in cash and cash equivalents                               54,330          (7,424)
Cash and cash equivalents at beginning of period                        64,901          42,999
                                                                     ---------       ---------
Cash and cash equivalents at end of period                           $ 119,231       $  35,575
                                                                     =========       =========

Supplemental disclosures of cash flow information:
    Cash paid for:
      Interest                                                       $   3,262       $      21
      Income taxes                                                   $   7,823       $  11,695

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

NOTE 2. PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31 and the third fiscal quarter-end is the last Saturday in December. For purposes of presentation, the Company has indicated its accounting year ending on March 31 or the month-end for interim quarterly periods. Plantronics' fiscal quarters ended December 31, 1998 and December 31, 1999 consisted of thirteen weeks each.

NOTE 3.  DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                       March 31,    December 31,
                                                                         1999           1999
                                                                       ---------    ------------
        Inventories:
           Finished goods                                              $  9,425       $ 16,129
           Work in process                                                1,461          1,630
           Purchased parts                                                8,003         12,961
                                                                       --------       --------
                                                                       $ 18,889       $ 30,720
                                                                       ========       ========



        Property, plant and equipment:
           Land                                                        $  4,693       $  4,693
           Buildings and improvements (useful lives: 10-30 years)         9,923         11,034
           Machinery and equipment (useful lives: 2-10 years)            32,853         36,836
                                                                       --------       --------
                                                                         47,469         52,563
              Less accumulated depreciation                             (27,146)       (30,067)
                                                                       --------       --------
                                                                       $ 20,323       $ 22,496
                                                                       ========       ========

NOTE 4. FOREIGN CURRENCY TRANSACTIONS. The Company's functional currency for all operations is the U.S. dollar. Accordingly, gains and losses resulting from the remeasurement of the financial statements of foreign subsidiaries into U.S. dollars are included in other income in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other income. Aggregate exchange losses in the fiscal quarter ended December 31, 1999 were immaterial. There were approximately $0.2 million aggregate exchange gains in the comparable period ended December 31, 1998.

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

NOTE 7. START-UP ACTIVITIES. Effective March 28, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The statement is effective for the Company's fiscal year ending April 1, 2000. SOP 98-5 broadly defines costs of start-up and requires that such costs be charged to expense as incurred and that any previously capitalized start-up costs be charged to expense in the fiscal year in which the statement becomes effective. The Company had previously deferred $0.2 million of start-up costs which were charged to expense for the quarter ended September 31, 1999. There were no start-up costs charged to expense in the quarter ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statement related to the sufficiency of cash to fund operations for at least the next 12 months set out in the last paragraph in the subsection headed "Liquidity" under Financial Condition; various statements in the section captioned "Year 2000", including the statement that we do not expect there will be any material impact upon our revenues due to customer readiness for the Year 2000 and our belief that there will be no material impact of Year 2000 problems due to failures of our systems or those of third parties with which we do business; and the statement of belief under Part I, Item 3 that the Company has minimal exposure to financial market and foreign currency exchange risks. In addition, the Company may from time to time make oral forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, the Company's annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.

                                              Quarter Ended                  Nine Months Ended
                                       ----------------------------    ----------------------------
                                       December 31,    December 31,    December 31,    December 31,
                                           1998            1999            1998            1999
                                       ------------    ------------    ------------    ------------
Net sales                                  100.0%          100.0%          100.0%          100.0%

Cost of sales                               43.0            40.7            44.6            41.0
                                          ------          ------          ------          ------
      Gross profit                          57.0            59.3            55.4            59.0
                                          ------          ------          ------          ------

Research, development and
engineering                                  7.2             6.7             6.6             7.0
Selling, general and administrative         20.2            23.6            19.9            22.4
                                          ------          ------          ------          ------
     Total operating expenses               27.4            30.3            26.5            29.4
                                          ------          ------          ------          ------

Operating income                            29.6            29.0            28.9            29.6
Other (income) expense                       0.2            (0.8)            1.0            (0.6)
                                          ------          ------          ------          ------
Income before income taxes                  29.4            29.8            27.9            30.2
Income tax expense                           9.4             9.5             8.9             9.7
                                          ------          ------          ------          ------

Net income                                  20.0%           20.3%           19.0%           20.5%
                                          ======          ======          ======          ======

Net Sales. Net sales for the quarter ended December 31, 1999 increased by 5.6% to $76.1 million, compared to $72.0 million for the quarter ended December 31, 1998. Net sales for the nine months ended December 31, 1999 were $222.8 million compared to $213.2 million for the nine months ended December 31, 1998, an increase of 4.5%. This steady rate of growth reflects strong sales in our retail channel and mobile communications division as well as good growth internationally, offset by flat sales in our U.S. distributor channel and lower sales in U.S. OEM.

Gross Profit. Gross profit for the quarter ended December 31, 1999 increased 10% to $45.1 million (59.3% of net sales), compared to $41.0 million (57.0% of net sales) for the quarter ended December 31, 1998. Gross profit for the first three quarters of fiscal 2000 was $131.5 million, an increase of 11% over the comparable period of fiscal 1999. The increase in gross profit reflects our cost reduction efforts, particularly on component costs, and relatively flat manufacturing overhead costs on higher volumes leading to lower product costs. The increase in gross margin was somewhat offset by strong sales of products into our emerging markets which have lower margins but are growing at a faster rate than the traditional call center business.

Research, Development and Engineering. Research, development and engineering expenses for the quarter ended December 31, 1999 decreased 2% to $5.1 million (6.7% of net sales), compared to $5.2 million (7.2% of net sales) for the quarter ended December 31, 1998. Expenses for the first three quarters of fiscal 2000 were $15.7 million compared to $14.2 million for the first three quarters of fiscal 1999. The year over year growth in these expenses is funding our new office, mobile and computer product development activities.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended December 31, 1999 increased 23% to $18.0 million (23.6% of net sales), compared to $14.6 million (20.2% of net sales) for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, expenses were $49.9 million, an increase of $7.4 million over the nine months ended December 31, 1998. The majority of the increase in sales expense was due to sales programs to support our international operations as well as funded initiatives in our computer division. Retail variable selling expenses have increased related to the incremental retail revenue. Marketing expenses increased substantially due to increased activities including test advertising campaigns, new product launches, international marketing and programs for our mobile and computer divisions.

Operating Income. Operating income for the quarter ended December 31, 1999 increased 4% to $22.1 million (29.0% of net sales), compared to $21.3 million (29.6% of net sales) for the quarter ended December 31, 1998. For the first three quarters of fiscal 2000, operating income was $66.0 million compared to $61.6 million for the first three quarters of fiscal 1999. The increase was primarily gained through increased revenue and gross margin improvement.

Interest Expense. Interest expense for both the quarter and for the nine months ended December 31, 1999 was minimal as the Company paid down $65 million principal for its outstanding long-term debt in January 1999. Interest expense for the nine month period ended December 31, 1998 was $5.5 million and principally represented interest payable on the 10% Senior Notes. In November 1999 the Company entered into a Revolving Line of Credit Agreement to borrow up to $100 million with a major bank. The Company currently has no borrowings under this agreement.

Interest and Other Income. Interest and other income for the quarter ended December 31, 1999 decreased to $0.6 million compared to $1.8 million for the quarter ended December 31, 1998. Interest income and other income for the first three quarters of fiscal 2000 was $1.3 million compared to $3.5 million for the first three quarters of fiscal 1999. The decrease in interest income was primarily attributable to lower cash and cash equivalents balances as a result of the January 15, 1999 redemption of $65 million in Senior Notes.

FINANCIAL CONDITION:

Liquidity. As of December 31, 1999, we had working capital of $78.4 million, including $44.5 million of cash and cash equivalents and marketable securities, compared with working capital of $76.3 million, including $43.0 million of cash and cash equivalents, at March 31, 1999. During the nine months ended December 31, 1999, we generated $56.2 million of cash from operating activities, due primarily to $45.7 million in net income, a tax benefit on stock options exercised of approximately $6.8 million and an increase in income taxes payable of $7.5 million. Increases in inventory were offset by changes in other current assets and liabilities. In comparison, we generated $71.3 million in cash from operating activities for the nine months ended December 31, 1998, due mainly to $40.5 million in net income, a tax benefit on stock options exercised of $10.6 million, a decrease of $10.4 million in inventory and an increase in accrued liabilities of $7.1 million.

We have a $100.0 million revolving credit facility, including a $10.0 million letter-of-credit subfacility, with a major bank, both of which mature in November 2000. As of December 31, 1999, we had no borrowings under the revolving credit facility and $1.2 million outstanding under the letter-of-credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect our financial position to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash balance and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter-of-credit subfacility, will be sufficient to fund operations for at least the next 12 months.

Investing Activities. Capital expenditures of $5.1 million in the nine months ended December 31, 1999 were incurred principally in tooling, leasehold improvements and investments in computer and software upgrades.

Financing Activities. In the nine months ended December 31, 1999, we reissued through employee benefit plans 24,159 shares of our treasury stock for approximately $1.3 million and repurchased 1,004,400 shares of our common stock for approximately $54.0 million. As of December 31, 1999, 448,007 shares remained under the repurchase plan authorized on November 4, 1999. As of January 24, 2000 there remained 328,907 shares to be repurchased under the existing program.

We received approximately $3.1 million in proceeds from the exercise of stock options during the nine months ended December 31, 1999. The maximum aggregate number of shares that may be issued under the 1993 Stock Plan is 5,459,242 shares.

YEAR 2000:

Year 2000 Readiness Statement. The following discussion contains both "Year 2000 Statements" and "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act, United States Public Law No. 105-271
(1998).

State of Readiness. Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, many computer and other electronic applications and systems could fail or create erroneous results when addressing dates on and after January 1, 2000. Our products do not address or utilize dates in their operation, and, accordingly, our products should not fail due to the year 2000 problem. However, we use and depend on information technology systems (including business information computer systems and design and manufacturing computer systems) and other machinery and equipment that include embedded date sensitive technology. We also depend on the proper functioning of date sensitive electronic systems of third parties, such as customers and suppliers. The failure of any of these systems to appropriately interpret the year 2000 could have a material adverse effect on our business, financial condition and results of operations. We have undertaken efforts to ensure that our business systems and those of our suppliers and customers are compliant with the requirements of the year 2000.

We established a worldwide year 2000 task force, led by an Executive Steering Committee of our senior management, including representatives of each of our business and corporate functions, to oversee and regularly review the status of our year 2000 compliance plan. Through our year 2000 task force, we implemented a formal year 2000 compliance program. The compliance program addressed three key elements: (i) internal infrastructure, addressing internal hardware and software and non-information technology systems; (ii) supplier readiness, addressing the preparedness of our suppliers of goods and services; and (iii) customer readiness, addressing the preparedness of our customer support and the preparedness of our customers to transact business with us. In each of those compliance areas, we performed a global risk assessment, conducted testing, implemented upgrades, communicated with and assisted suppliers and customers in raising awareness of the year 2000 issues and developed contingency plans to mitigate known and unknown year 2000 risks. The status of our compliance efforts in those three areas is set forth below:

Internal Infrastructure. We assessed all internal applications and computer software and hardware. Our key business information systems and other critical applications, such as product testing and product design hardware and software, have been made year 2000 compliant. As of the date of this report, we have experienced no adverse internal infrastructure problems as a result of the Year 2000.

Supplier Readiness. This program focused on minimizing the risks associated with supplier year 2000 issues in two areas: (i) the suppliers' business capability to continue providing products and services in and after the year 2000 and (ii) the year 2000 readiness of products supplied to us for our use. Requests for information and certification of compliance were sent to our principal and critical suppliers. We completed compliance audits of the most critical of those and, as of the date of this report, have experienced no adverse effects related to supplier readiness as a result of the Year 2000.

Customer Readiness. This program focused on ensuring that customers were aware of the year 2000 issues and that customers were capable of placing orders for our products, receiving products ordered and paying our invoices for products sold and delivered. Requests for information and certification of year 2000 compliance were sent to our major customers. We did not experience any impact upon our revenues due to customer readiness for the Year 2000 in the quarter ended December 31, 1999 and do not expect any material impact on revenues for the Year 2000.

Costs to Address Year 2000 Issues. We estimate that the aggregate cost of our year 2000 compliance efforts will be less than $1.25 million. The costs consist principally of (i) fees paid to outside consultants and software programmers,
(ii) purchase of telephone PBX systems which require upgrades to be year 2000 compliant, (iii) purchase of software and software upgrades to meet the year 2000 issue and (iv) purchase of other equipment. The funds expended were funded through operating cash flows. Approximately $0.5 million of the total cost, related to the purchase of fixed assets, was capitalized, with the balance expensed as incurred.

Contingency Plans. In July 1999, we completed development of contingency plans to mitigate the potential disruptions that may result from the year 2000 issue. The contingency plan identified the risks to our business from various potential Y2K related failures and established readiness and contingency remediation efforts that were successfully put into place to mitigate the risks from such potential failures. To date, our advance planning and the relatively modest impact worldwide of the Year 2000 issues has made the recovery elements of our contingency plan moot. The plan remains in effect in the event that any Year 2000 related failures occur and we believe that our contingency plan adequately addresses the risks to our business from potential Y2K failures.

Risks of the Year 2000 Issues. We currently believe that our internal year 2000 compliance efforts were successful. As of the date of this report, we experienced no material impact to us by reason of the failure or malfunction of any systems owned or operated by us or third parties with which we do business. However, there may be adverse implications that have not yet surfaced related to year 2000 that could materially affect our business.

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

DEPENDENCE ON CALL CENTER MARKET

We have historically derived, and continue to derive, a substantial majority of our net sales from the call center market. This market has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. While we believe this market is continuing to grow, in the future this growth could slow or revenues from this market could decline due to various factors. For example, technological advances such as automated interactive voice response systems could reduce or eliminate the need for call center agents in certain applications. In addition, consumer resistance to telemarketing could adversely affect growth in the call center market. Due to our reliance on the call center market, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. We believe that there may be some slowness in the establishment of new call centers in the first calendar quarter of 2000 due to prior concerns by call center operators over Year 2000 issues. We also believe that some call centers and organizations which supply them have inventoried additional headsets due to Year 2000 concerns and intend to reduce those inventories during the first calendar quarter of 2000. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

FAILURE OF THE OFFICE, MOBILE, COMPUTER AND RESIDENTIAL MARKETS TO DEVELOP

While the call center market is still the most significant part of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer and residential markets. These communications headset markets are relatively new and undeveloped. Moreover, we do not have extensive experience in selling headset products to customers in these markets. If the demand for headsets in these markets fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for our products and on our business, financial condition and results of operations.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

        -   changes in demand for our products;

        -   changes in the levels of inventories held by our resellers;

        -   timing and size of orders from customers;

        -   distribution channel volume variations;

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

WE MUST MATCH PRODUCTION TO DEMAND

Historically, we have seen steady increases in customer demand for our products and have generally been able to increase production to meet that demand. And more recently, certain product lines have experienced rapid increases and fluctuations in demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast. Significant unanticipated fluctuations in demand could cause the following operating problems, among others:


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

THE HEADSET MARKET IS HIGHLY COMPETITIVE

The market for our products is highly competitive. We compete with a variety of companies in various segments of the communications headset market. We also anticipate that we will face additional competition from companies that currently do not offer communications headsets. This is particularly true in the office, mobile, computer and residential markets. As these markets mature, we will face increased competition from consumer electronics companies and other companies that currently manufacture and sell mobile phones or computer peripheral equipment. These new competitors are likely to be larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

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

NEW PRODUCT DEVELOPMENT IS RISKY; WE MUST RESPOND TO CHANGING CUSTOMER REQUIREMENTS AND TECHNOLOGIES

Our product development efforts historically have been directed toward enhancement of existing products and development of new products that capitalize on our core capabilities. The success of new product introductions is dependent on several factors, including the proper selection of new product features, timely completion and introduction of new product designs, cost-effective manufacture of such products, quality of new products and market acceptance. To be successful in the future, we must develop new products, qualify these new products, successfully introduce these products to the market on a timely basis, and commence and sustain low-cost, volume production to meet customers' demands. Although we attempt to determine the specific needs of headset users in our target markets, because almost all of our sales are indirect, we may not always be able to timely and accurately predict end-user requirements. As a result, our products may not be timely developed, designed to address current or future end-user requirements, offered at competitive prices or accepted, which could materially adversely affect our business, financial condition and results of operations. Moreover, we generally incur substantial research and development costs before the technical feasibility and commercial viability of a new product can be ascertained. Accordingly, revenues from new products may not be sufficient to recover the associated development costs.

Historically, the technology used in lightweight communications headsets has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. We anticipate that the technology used in hands-free communications devices, including our products, will begin to evolve more rapidly in the future. We believe that this is particularly true of the office, mobile and residential markets, which may require us to develop new headset technologies to support cordless and wireless operation and to interface with new communications and computing devices. As a result, our success depends upon our ability to enhance existing products, to respond to changing market requirements, and to develop and introduce in a timely manner new products that keep pace with technological developments. If we are unable to develop and introduce enhanced products or new products in a timely manner in response to changing market conditions or customer requirements, it will materially and adversely affect our business, financial condition and results of operations.

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

CITICORP VENTURE CAPITAL RETAINS SIGNIFICANT CONTROL

Our largest stockholder, Citicorp Venture Capital, Ltd. ("CVC"), beneficially owns 4,509,168 shares of our common stock (excluding any shares that may be owned by employees of CVC or its affiliates), which represents approximately 28% of our outstanding common stock as of December 24, 1999. We also have an agreement with CVC under which it is entitled to have up to three of its designees serve on our Board of Directors, depending on the level of CVC's continuing stock ownership. Messrs. Robert F. B. Logan, M. Saleem Muqaddam and John Mowbray O'Mara are currently serving as CVC's designees under that agreement. Accordingly, CVC has the ability to exert substantial influence on the full Board of Directors, which currently consists of seven members. In addition, our bylaws contain provisions that require a two-thirds (66 2/3 %) supermajority vote of the Board of Directors to approve certain transactions, including amendments of our Certificate of Incorporation, certain provisions of our bylaws, mergers and sales of substantial assets, acquisitions of other companies and sales of capital stock. These provisions may have the effect of giving a small number of directors the ability to block such transactions.

FUTURE SALES OF OUR COMMON STOCK

As of December 24, 1999, we had 18,827,537 shares of common stock outstanding, including 2,649,203 shares we have repurchased and hold in our treasury account. With the exception of 5,100,000 shares held by affiliates of Plantronics, these shares are freely tradable. These approximately 5,100,000 shares may only be sold in reliance on

Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission. Some of our current stockholders, including CVC, Citigroup Foundation and certain of our directors also have certain contractual rights to require Plantronics to register their shares for public sale. An additional approximately 2,800,000 shares are subject to outstanding stock options as of December 24, 1999. As of January 21, 2000, Mrs. Louise Cecil holds vested options on 227,896 shares of our common stock (assigned to her by her late husband Robert S. Cecil) and has in place an effective registration statement filed with the Securities Exchange Commission, meaning she may sell any or all of them at any time without reliance upon Rule 144.

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

        -   the abilities of local distributors and other resellers;

        -   greater difficulty in accounts receivable collection;

        -   unexpected changes in regulatory requirements;

        -   tariffs and other trade barriers;

        -   economic and political conditions in each country;

        - management and operation of an enterprise spread over various countries; and

        -   burden of complying with a wide variety of foreign laws.

A significant portion of our business is conducted in currencies other than the U.S. dollar. As a result, fluctuations in exchange rates create risk to us in both the sales of our products and our purchase of supplies. Fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. Although we do not currently engage in any hedging activities to mitigate exchange rate risks, we continually evaluate programs to reduce our foreign currency exposure. However, there can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations. In addition, we cannot predict the potential consequences to our business of the adoption of the Euro as a common currency in Europe.

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

FAILURE OF ELECTRONIC SYSTEMS TO RECOGNIZE THE YEAR 2000

Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. It was widely anticipated that, if not corrected, many computer and other electronic applications and systems could fail or create erroneous results when addressing dates after January 1, 2000. Our products do not address or utilize dates in their operation, and, accordingly, our products should not fail due to the year 2000 problem. You should refer to the Section above titled "Year 2000" and the Section titled "Year 2000" in the 1999 Annual Report to Stockholders for a discussion of our Year 2000 compliance efforts. As of the date of this report, we have experienced no adverse effects on our business due to the failure or malfunction of any systems owned or operated by us or third parties with which we do business. Our year 2000 efforts may not ensure against disruptions caused in the future by the year 2000. Any significant, even if sporadic, disruption due to the change to the year 2000 may cause business interruptions or shutdowns, financial loss, regulatory actions, and exposure to liability.

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

WE HAVE ACQUIRED A COMPANY AND EXPECT TO MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE MATERIAL RISKS

On December 30, 1999, we purchased ClearVox Communications, Inc., a California corporation. We may in the future, in order to address the need to develop new products and enter new markets, acquire other companies. There are inherent risks in the acquisition of another company that could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with acquisitions include:

        -   cultural difference in the conduct of business;

        - difficulties in integration of the operations, technologies, and products of the acquired company;

        - the risk of diverting management's attention from normal daily operations of the business;

        - potential difficulties in completing projects associated with purchased in-process research and development;

        - risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

        - the abilities of representatives, distributors, OEM customers and other resellers which are retained or customers of the acquired company;

        -   differences in the business information systems of the companies;

        - difficulties in integrating the transactions and business information systems of the company; and

        -   the potential loss of key employees of the acquired company.

Mergers and acquisitions, particularly those of high-technology companies, are inherently risky, and no assurance can be given that the ClearVox or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must also manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Plantronics considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." Plantronics had no holdings of derivative financial or commodity instruments at December 31, 1999. Plantronics believes it has minimal exposure to financial market risks and risks associated with changes in foreign currency exchange rates at this time.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On November 4, 1999 Plantronics' Board of Directors authorized the Company to increase its existing stock repurchase program by an additional 500,000 shares. During the quarter we repurchased 408,000 shares of our common stock. As of January 24, 2000 there remained 328,907 shares to be repurchased under the existing program, which represents approximately 2% of the 16,178,334 shares of common stock outstanding as December 24, 1999.

On December 30, 1999, Plantronics closed the acquisition of ClearVox Communications, Inc., a privately held California corporation. The purchase price was not material to Plantronics. We expect the transaction to have a minimal effect on our reported earning per share (EPS) during the fourth fiscal quarter of the current fiscal year, and expect the acquisition to be nominally accretive to EPS beginning in the first fiscal quarter of the Company's fiscal 2001 which commences on April 2, 2000.


ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

(a) Exhibits. The following exhibit is filed as part of this Quarterly Report on Form 10-Q.

        Exhibit
        Number      Description
        ------      -----------
          27        Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended December 31, 1999.


Items 1, 2, 3 and 4 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      PLANTRONICS, INC.
                                      (Registrant)


FEBRUARY 8, 2000                      By:    /s/ Barbara V. Scherer
----------------                         ---------------------------------------
(Date)                                (Signature)

                                      Barbara V. Scherer
                                      Senior Vice President - Finance and
                                      Administration and Chief Financial Officer

                                      (Principal Financial Officer and Duly
                                      Authorized Officer of the Registrant)

                               INDEX TO EXHIBITS


Exhibit
Number              Description
------              -----------
  27                Financial Data Schedule