Form 10-K405
period 2000-04-01
PLANTRONICS INC /CA/
filed 2000-06-01
CIK 914025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-12696

                               PLANTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0207692
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
               OR ORGANIZATION)                             IDENTIFICATION NO.)
      345 ENCINAL STREET, P.O. BOX 1802                          95061-1802
            SANTA CRUZ, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (831) 426-5858

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
         COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of $90.3125 for shares of the Registrant's Common Stock on May 19, 2000 as reported by the New York Stock Exchange, was approximately $722,764,525. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.

     Number of shares of Common Stock outstanding as of May 19, 2000:
16,365,757.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K: (1) portions of Registrant's annual report to security holders for the fiscal year ended April 1, 2000 (Parts I, II and IV) and (2) portions of Registrant's proxy statement for its annual meeting of stockholders to be held on June 29, 2000 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PLANTRONICS, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security-Holders.........   17

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   17
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   25
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   26

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   27

                            ------------------------

Plantronics, the logo design, Plantronics and the logo design together, Clarity, Encore, FreeHand, Mirage, PLX, SoundGuard, StarBase, StarSet, Supra and TriStar are registered United States trademarks of Plantronics, Inc. DuoSet, Headset Switcher, Practica, QuickAdjust, SoundGuard Plus, the clear color and the curvature of the Plantronics voice tube, Vista and Walker are trademarks of Plantronics, Inc. Certain of the foregoing trademarks are registered trademarks in certain foreign countries. This report also includes trademarks of companies other than Plantronics.

                                     PART I

     This Annual Report on Form 10-K is filed with respect to our fiscal year 2000. Each of our fiscal years ends on the Saturday closest to the last day of March. Our fiscal 2000 ended on April 1, 2000. For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

CERTAIN FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and include, but are not necessarily limited to, all of the statements marked below with an asterisk ("*"). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. For a discussion of such factors, this Annual Report on Form 10-K should be read in conjunction with certain portions of our Annual Report to security holders for fiscal 2000, consisting of the condensed consolidated financial statements and related notes and the section titled Management's Discussion and Analysis of Financial Condition and Results of Operation and reference should be made to the portion of this Report captioned "Risk Factors Affecting Future Operating Results," commencing on page 18 of this of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

GENERAL

     Plantronics, Inc. ("we," "our," "us" or the "Registrant") is a leading designer, manufacturer and marketer of lightweight communications headsets and headset accessories and services. In addition, we manufacture and market specialty telephone products, such as amplified telephone handsets and specialty telephones for hearing-impaired users, and noise-canceling handsets for use in high-noise environments. Our business is not seasonal.

     Our headsets, which can be worn over the head, in the ear or on the ear, are recognized in the industry for their safety, quality and reliability. Our headset products are used worldwide by call center users, such as telemarketing personnel, reservation agents, telephone operators and air traffic controllers, whose occupations involve the constant use of a telephone or communications console. In North America and Europe, the number of call center users has grown significantly over the last 10 years. The use of headsets by call center users has become an industry standard. While we believe that the number of call center users in these geographic markets will continue to grow, we expect that the primary source of future sales in this market will result from repeat sales to existing customers, including the replacement of products presently in use with new and improved products.*

     Our broad range of communications products are sold and supported through a worldwide network of authorized Plantronics resellers. We have well-developed distribution channels to serve the call center market in North America and Europe, where growth of telemarketing activities and deregulation of the telephone companies have led to more widespread use of telephone headsets. Our headsets are also becoming more widely used in call centers in the Middle East, Africa, Australia, the Far East and Latin America, where we also have established distribution channels. The potential for growth in foreign markets is the result of such developments as the rapid expansion of the telecommunications infrastructure and increasing worldwide use of telemarketing techniques.

     We also sell headsets to business and home office users, which we have identified as an area of long-term growth potential. Users in these markets consist of business executives, agents, brokers, lawyers, accountants, home office business people and other professionals whose occupations may require intensive (but not constant) use of a telephone. The business and home office market can be divided into users who attach their headsets to telephones, cellular telephones or to computers. The use of headsets for mobile communications and as computer peripherals is a significant growth area for headset sales.* Headsets in these markets are proving to be a key communications tool, providing freedom to move around, freedom from dial pads and freedom from keyboards. Applications in this market include mobile communications, voice recognition, personal computer conferencing, computer telephony integration ("CTI"), and multimedia applications.

     Our headsets are purchased by a broad and diverse group of business customers worldwide, including telephone operating companies worldwide, operators of private telephone networks, and governmental agencies. Our headset products are also purchased directly by end-users for use in the office, homeoffice and home. We distribute our products through large electronics wholesalers, specialized headset distributors, directly to original equipment manufacturers ("OEMs"), and through retail channels, such as office supply and consumer electronics stores, mail order catalogs, warehouse clubs and office supply distributors. We also sell directly to certain large enduser organizations, such as telephone operating companies and certain government agencies.

INDUSTRY BACKGROUND

     Headsets are used in call centers, offices, cars and homes. Telephone headsets are used with various terminal devices such as traditional telephones, call center automatic call distribution systems, mobile (i.e. cellular) telephones and cordless telephones. Headsets are also used with computers and with other devices that take voice input.

     Headsets enhance the communications experience through:

     - hands-free benefits, allowing people to have both hands free to use a computer, take notes, and organize files;

     - improved mobility, allowing people to drive more safely while talking on a cellular phone or handling other tasks while using a cordless phone;

     - better sound quality for telephone users by reducing background noise;

     - ergonomic relief from the repetitive stress and discomfort associated with placing a telephone handset between the shoulder and neck;

     - enabling emerging PC applications, including speech recognition, Internet telephony and computer games with premium audio quality; and

     - providing greater privacy than speakerphones.

MARKETS

     Call Center. The largest group of headset users are call center agents who are on the telephone throughout their work day. The number of call center agents has grown as companies have sought to focus on customer service to provide a competitive advantage, reduce costs through the use of real-time centralized information exchange and customer interaction, and make greater use of cost-effective direct distribution models. These benefits are becoming more widely recognized and are leading to the establishment of call centers by smaller organizations and firms outside of the U.S.* Agent productivity in call centers is important in minimizing costs and reducing customer wait time, and, therefore, the ability to effectively and simultaneously use a telephone and keyboard is critical. As the call center market has grown, the benefits of headsets have become widely recognized as an essential component of a productive and safe workplace.

     Office. The office market, both corporate and small office/home office ("SOHO"), has become an increasingly important market for headsets over the last five years. The increasing and simultaneous use of telephones and computers by office workers and a growing awareness of the benefits of headsets have contributed to the growth of this market. Professionals who spend significant time on the telephone have been early adopters of headset products. These professionals include securities brokers, insurance agents, sales executives, credit controllers, and purchasing agents. We believe that the penetration of headsets in the office is low, providing a long-term opportunity to increase headset sales to office workers.*

     Mobile. Mobile use of headsets is undergoing rapid growth worldwide. The use of cellular telephones is escalating -- consumers throughout the world are turning to mobile telephones not only as a communications tool while away from the home or office but, increasingly, as a complete replacement for the traditional corded telephone. Headset usage with mobile phones is expanding as people embrace the hands-free comfort, convenience, safety and improved sound quality of headsets. In the residential market, consumers are turning to headsets in order to accomplish multiple tasks with the phone or FRS (Family Radio Systems) unit in their pocket or clipped to their belt rather than occupying their hands. We believe that headset adoption is still very low in the mobile market, presenting both an immediate and a long-term growth opportunity.*

     Computer. Continued growth in the PC headset market is being driven by emerging applications such as:

     - speech recognition programs which allow hands-free and faster operation and input to the computer;

     - internet telephony which permits long-distance communications at a lower cost;

     - voice activated computer games which enhance the experience through voice command and the ability to chat with fellow players; and

     - music applications which allow the computer to perform as a high-fidelity stereo system.

     Headsets enhance all of these computer applications with better sound fidelity than the alternative microphones and greater privacy than loudspeakers. We believe that the continued growth in computer audio applications will continue to increase headset demand.*

INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

     We operate in one industry segment. Financial information about foreign and domestic operations and export sales, included in Note 2 to our Consolidated Financial Statements, appearing at page 25 of our 2000 Annual Report to Stockholders, is incorporated herein by this reference.

     In each of fiscal years 1999 and 1998, approximately 30.5% of our net sales were derived from sales to foreign customers. In fiscal year 2000, that percentage rose to approximately 33.5% of our total net sales. Sales to foreign customers are generally subject to such risks as fluctuations in exchange rates, increased tariffs and the imposition of other trade barriers. We do not currently engage in any hedging activities to mitigate exchange rate risks and to date have not been adversely affected by fluctuating currencies. To the extent that we are successful in increasing our sales to foreign customers, or to the extent that we increase our transactions in foreign currencies, our results of operations could be adversely affected by exchange rate fluctuations.

PRODUCTS AND TECHNOLOGY

     In fiscal year 2000, Plantronics introduced more new products than at any time in our history, with new offerings for the call center, office, mobile and computer markets. Our product line consists of lightweight communications headsets, headset accessories and services, and specialty telephone products. Our headsets incorporate unique features that we believe offer compelling performance advantages:

     Comfort. We believe our focus on ergonomics has been critical to our success. We maintain what we believe is the industry's most extensive database for the design of headsets. Our database includes measurements from over 800 physical molds taken of different ear types. The measurements are digitized and stored in a CAD/CAM database along with critical head contour measurements. In addition, we study weight drag to determine optimum weight distribution on the ear.

     Sound Quality. In designing our products, we have conducted headset sound quality (e.g. preference and intelligibility) research on substantially all telephone systems in both listening and speaking modes. We believe we have achieved the industry's best signal-to-noise ratios, the most powerful noise-canceling performance (to block out background sounds in unusually loud environments) and the only design that does not require the microphone boom to be positioned precisely for proper functioning -- the Plantronics Voice Tube. The trademarked clear, curved design of the Plantronics Voice Tube is ideal for most office and call center environments, with the additional benefits of an attractive appearance, easy hygienic replacement, and lighter weight.

     Durability. We have nearly forty years of experience understanding headset durability and have successfully incorporated this knowledge into our product designs which we believe generally last longer than the best comparable competitive products.

     In addition to a complete line of industry-leading headsets, headset systems and amplifiers, we also provide headset accessories which include replacement voice tubes, ear cushions, eartips, in-use indicators, and background noise suppressors. These products allow end users to revitalize their headset to maintain maximum performance and comfort. We also provide exceptional customer service and support. We believe our customer support and service program provides our end users and customers with easier access to Plantronics and is an important competitive advantage.

     Headsets. Headsets for use with corded telephones generally consist of two distinct units. The "top," which is the portion that the user wears and which is comprised of the receiver capsule and voice tube, and the "base," or amplifier adapter which interfaces with the telephone or other equipment. Both units are currently required in most standard telephone applications. In some circumstances, however, the interface is built into the corded telephone with which the headset is being used, allowing use of the "top" alone. Many mobile and cordless telephones (both cellular and portable units) come with a dedicated headset port, permitting the headset to be plugged directly into the telephone handset. On those mobile telephones that do not have a headset port, we often sell an adapter that plugs into the telephone and permits attachment of the headset. Computers and other electronic equipment generally do not require a separate adapter and our headsets are designed to plug directly to the equipment. As the adoption of headsets increases, we expect that more corded telephones, mobile telephones and other equipment will be equipped with headset interfaces. There are four basic headset "top" styles:

     - Over-the-head headsets with ear cushions. The Supra(R) headset, still our most popular model, is an over-the-head model available with sound reception in one or both ears, and the unit's dual ear cushions help block out background noise. The Encore(R) headset features all of the qualities of the Supra headset, plus user-controllable tone adjustment. The DuoSet(TM) headset has a comfortable and adjustable headband and the flexibility to convert quickly to the behind-the-ear style discussed below. Most of our present models of headsets for use with computers, the SR1, LS1 and HS1 models, are over-the-head style. Several of our headsets for use with mobile telephones, the M110, M114, M170 and M175 models, are also over-the-head headsets (with the M170 and M175 models readily converting to the behind-the-ear style).

     - Behind-the-ear headsets with a receiver that rests on the ear. The Mirage(R) telephone headset uses a miniaturized behind-the-ear capsule. Attached to it is a small disc-shaped receiver that rotates to fit against either ear. The receiver rests gently on the ear, not in it. The M120, M124, M130 and M135 mobile headsets are also designed with the receiver resting on the ear with a comfortable ear-hook that holds the headset in place. As noted above, the mobile headset models M170 and M175 and the DuoSet telephone headset convert from over-the-head to the behind-the-ear style.

     - Behind-the-ear headsets with an ear tip. The TriStar(R) headset, the industry's lightest commercial telephone headset, features maximum user adjustments for excellent stability, comfort and sound quality. Sound is delivered to the ear by an acoustic ear tip that attaches to the comfortable stabilizer of the headset. The StarSet(R) headset is the distinctive Plantronics headset that uses a small capsule that fits behind and in the outer portion of the ear. The headset is extremely lightweight, requiring no headband, and the ear tip's acoustic coupling provides exceptional sound quality.

     - Headsets that rest in the outer portion of the ear. The FreeHand(R) headset offers a functional and lightweight design that allows it to be easily and quickly placed on or removed from its position in the outer portion of the ear with one hand. Its adjustable microphone boom may be rotated for optimum transmit performance. Our M140 and M145 models are versions of the FreeHand headset designed for use with mobile telephones. The CAT132 is a version of the FreeHand headset optimized for use with computer applications.

     We manufacture a broad line of headset top styles, which can be worn over the head, in the ear or on the ear. Most of our headsets offer either the proprietary Plantronics Voice Tube (our most popular solution, suitable for the majority of environments) or a noise-canceling microphone (appropriate for users in very loud environments). All telephone-based headset tops, in conjunction with their associated bases, are designed for use with substantially all of the different telephone systems currently available. Basic models include features such as user volume control, a mute switch and quick-disconnect, which allows users to leave the phone without removing their headsets or disconnecting their call. We sell a full range of amplifiers or "bases" designed to work with substantially all telephone systems. We also sell telephone headset systems that plug directly to the phone line and adapters to allow headsets to connect to mobile telephones.

     Our principal headset tops, headset amplifiers and telephones are as follows:

       PRODUCT                      DESCRIPTION                             FEATURES
       -------                      -----------                             --------
---------------------------------------------------------------------------------------------------
  OFFICE AND CALL CENTER
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
 Headsets
---------------------------------------------------------------------------------------------------
 SUPRA HEADSET         Our most popular headset, ideal for    Engineered for sound quality and
                       phone-intensive jobs and call center   durability. Sound reception in one or
                       environments.                          both ears.
 ENCORE HEADSET        Also used in call centers; designed    User-controllable tone adjustment and
                       for near-universal fit and all-day     powerful noise canceling performance.
                       comfort.
 MIRAGE HEADSET        Uses a miniaturized behind-the-ear     Rests gently on the ear, not in the
                       capsule with an adjustable receiver.   ear.
 STARSET HEADSET       Has an acoustic eartip that fits       Ultra-lightweight, with an acoustic
                       gently in the outer portion of the     seal to block out unwanted background
                       ear.                                   noise.
 TRISTAR HEADSET       Stylish design for phone intensive     Feather-weight ( 1/2 ounce), with
                       jobs and call center environments.     maximum user adjustments designed for
                                                              stability, comfort and sound quality.
 FREEHAND HEADSET      Designed for business professionals,   Small and unobtrusive, easy to put on
                       this headset features a small earbud   and take off.
                       which rests comfortably in the ear.
 DUOSET HEADSET        Appropriate for business               Easily convertible from over-the-head
                       professionals who want a headband for  to over-the-ear for greater
                       longer calls as well as an             versatility.
                       over-the-ear headset for intermittent
                       phone use.
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
 Telephone Headset Amplifiers
---------------------------------------------------------------------------------------------------
 VISTA AMPLIFIER       Universal modular                      Unique SoundGuard(R)Plus(TM) and Call
                       amplifier -- compatible with single    Clarity(TM) technology provide
                       or multi-line telephones.              improved sound quality while
                                                              delivering automatic audio comfort by
                                                              reducing the sound received to
                                                              comfortable levels.
 E-10 AMPLIFIER        In-Line amplifier -- designed for use  So small and lightweight that it is
                       directly on the telephone line.        worn on the body instead of taking up
                                                              valuable desktop space, yet offers
                                                              full desktop adapter functionality.
 A20 AMPLIFIER         Telephone headset amplifier and        Includes an under-the-telephone
                       accessory deck. Professional headset   accessory deck, with top of the line
                       amplifier system with easy             amplifier, cord management, an
                       configuration and universal            on-line indicator and headset stand.
                       compatibility is ideal for business
                       professionals and executives.
 PLUG PRONG AMPLIFIER  Perfect for the call center            Designed for automatic call
                       environment and, in specialized        distribution systems.
                       situations, for air traffic control
                       and other environments.
 CA-10 AMPLIFIER       Wireless amplifier -- 900 MHz          Built to permit call center and
                       cordless amplifier that connects to    office users up to 150 feet of
                       single-line or multi-line corded       mobility.
                       telephones.
 CS-10 AMPLIFIER       Cordless headset system -- identical   Provides a turn-key easy-to-install
                       to the CA-10 model and comes bundled   cordless headset for use in the
                       with a comfortable and convenient      office environment.
                       convertible headset.
---------------------------------------------------------------------------------------------------

       PRODUCT                     DESCRIPTION                           FEATURES
       -------                     -----------                           --------
-----------------------------------------------------------------------------------------------
  COMPUTER
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
 Headsets
-----------------------------------------------------------------------------------------------
 SR1 HEADSET           Speech recognition headset for use   Monaural headset with noise
                       with speech recognition              canceling microphone in a
                       applications and general use with    lightweight over-the- head form.
                       the computer.
 LS1 HEADSET           Multimedia stereo headset for use    Lightweight stereo headset with
                       with speech recognition              noise canceling microphone and an
                       applications and multimedia          inline control module for speaker
                       applications.                        volume and microphone mute.
 HS1 HEADSET           Headset for use with all multimedia  High fidelity speakers with dynamic applications and computer games, as  bass response and a noise canceling well as voice recognition and voice  microphone that swings out of the
                       command applications.                way when not needed. Complete with
                                                            an inline control module for
                                                            speaker volume and microphone mute.
 CAT132 HEADSET        Convenient, portable PC headset      Miniature wide-band receiver,
                       ideal for use with laptop            noise- canceling microphone with
                       computers.                           adjustable boom for optimal fit in
                                                            a compact and extremely lightweight
                                                            (less than  1/3 of an ounce) form
                                                            factor.
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
 Multimedia Amplifier
-----------------------------------------------------------------------------------------------
 HEADSET SWITCHER      A multimedia amplifier -- allows     High performance telephone headset
 AMPLIFIER             for use of a single headset with a   amplifier with the additional
                       telephone or computer by simply      capability to connect to most
                       flipping a switch.                   computer soundcards and other audio
                                                            devices.
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
  MOBILE
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
 Headsets
-----------------------------------------------------------------------------------------------
 M110/M114 HEADSET     A low priced headset for use with    Comfortable adjustable headband and
                       mobile telephones.                   noise-canceling microphone. The
                                                            M114 model comes with a convenient
                                                            in-line volume control.
 M120/M124 HEADSET     Sleek over-the-ear headset for use   Quick and easy to put on with one
                       with cellular and mobile             hand, leaving both hands free to
                       telephones.                          drive or perform other tasks. Both
                                                            models come with a noise-canceling
                                                            microphone; the M124 model has a
                                                            convenient in-line volume control.
 M130/M135 HEADSET     A stylish behind-the-ear telephone   Lightweight, comfortable design.
                       headset with a comfortable           Both models come with a
                       adjustable stabilizer.               noise-canceling microphone; the
                                                            M135 model has a convenient in-line
                                                            volume control.
 M140/M145 HEADSET     This headset features a small        Lightweight, comfortable design.
                       earbud that rests comfortably in     Both models come with a
                       the ear with an optional stabilizer  noise-canceling microphone; the
                       to hold the headset securely in      M145 model has a convenient in-line
                       place.                               volume control.
 M170/M175 HEADSET     Headset converts from over the head  The ultimate in comfort and choice.
                       to over the ear style to give the    Both models come with a noise-
                       maximum freedom of choice to the     canceling microphone; the M175
                       mobile user.                         model has a convenient in-line
                                                            volume control.
-----------------------------------------------------------------------------------------------

       PRODUCT                     DESCRIPTION                           FEATURES
       -------                     -----------                           --------
-----------------------------------------------------------------------------------------------
 Adapters
-----------------------------------------------------------------------------------------------
 MOBILE PHONE          Designed for use with mobile         Available for most of the commonly
 ADAPTERS              telephones lacking built-in headset  used mobile telephones not equipped
                       ports.                               with a headset port.
-----------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------
                                   RESIDENTIAL AND SMALL OFFICE
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
 Cordless Headset Telephone
--------------------------------------------------------------------------------------------------
 CT-901 CORDLESS HEADSET  900 MHz cordless headset telephone.  Provides extended cordless mobility
 TELEPHONE                                                     with hands-free convenience.
 CT-10 CORDLESS HEADSET   This is the all-new replacement      Designed for home and small office
 TELEPHONE                model for the CT-901 cordless        applications, the CT-10 Telephone
                          headset telephone. The CT-10 model   offers the ideal combination of
                          is a 900 MHz cordless headset        size, mobility and convenience.
                          telephone in a stylish compact form
                          so small it fits in a pocket.
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
 Headset Telephone Amplifier
--------------------------------------------------------------------------------------------------
 SP AND PLX SERIES        Designed specially for the SOHO      Offers comfort and ease of use.
 AMPLIFIER                user; sold with an adapter or
                          telephone.
 PRACTICA SERIES          Designed for low to medium           Offers good sound quality and
 AMPLIFIER                intensive phone users who require a  durability at an attractive retail
                          less expensive headset; sold with    price.
                          an adapter or telephone.
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
 Headset Telephone
--------------------------------------------------------------------------------------------------
 S10 TELEPHONE HEADSET    Full featured amplifier works with   Headset stand and full tone
 SYSTEM                   virtually any phone and includes     control, mute switch and transmit
                          the convertible headset.             and receive volume control.
 T10 HEADSET TELEPHONE    Complete single-line telephone with  Automatic noise-canceling
                          headset with convertible headset.    technology, adjustable volume and
                                                               tone control, redial flash and mute
                                                               buttons as well as built-in online
                                                               indicator and headset stand.
 T20 HEADSET TELEPHONE    Complete dual-line telephone with    All the features of the T10
                          headset.                             telephone plus a hold button with
                                                               three-way conference calling.
--------------------------------------------------------------------------------------------------

     Headset Accessories and Services. Headset spares and accessories include replacement voice tubes, training cords, ear cushions, eartips, in-use indicators, theft protection devices and background noise suppressors. These products allow end users to revitalize their headset tops to maintain maximum performance and comfort.

     We have developed and sell the HL-1 Handset Lifter, an accessory product for use with our CA-10 and CS-10 wireless amplifier systems. The HL-1 Lifter rings the remote unit of the wireless amplifier and, at the touch of a button on the remote, lifts the telephone handset, allowing remote call answering.

     We support our product offering with a technical assistance center to assist our customers with technical questions. Our service center operations provide a quick response to warranty support and out-of-warranty service needs.

     Specialty Products. Our specialty products operation provides headsets and other equipment for special applications that are not served by our standard headset product lines.

     Our Walker Equipment Division sells special amplified and noise-canceling handsets for high-noise environments, and a full line of replacement and original equipment handsets for entry and elevator phones and for use in telephone booths and information kiosks. Through our Walker Equipment Division we also manufacture and sell specialty telephone products including amplified telephone handsets and telephone amplifier accessories for the hearing-impaired and line test equipment. Our Walker Equipment Division also sells the Clarity telephone, a full-featured, single line telephone designed for hearing-impaired users. It features volume control circuitry, oversized buttons, a ringer volume control and a light that flashes when the telephone rings. The Walker Equipment Division launched the Cordless Clarity telephone in fiscal 2000, a 900 MHz version of our popular Clarity telephone -- giving greater mobility with clarity of hearing to those with hearing impairment.

     In Europe we developed the StarBase headset telephone, which is a full-featured single-line telephone to which nearly all of our headsets may be attached. This product enables many more businesses to use headsets for non-operator functions.

CUSTOMERS, SALES AND MARKETING

     Our customers are primarily distributors, original equipment manufacturer or OEM partners and telephony service providers who primarily sell our products in the call center and office markets. Additionally, we sell into retail channels primarily for the office market. We sell products to over 500 customers in more than 70 countries.

     Commercial Distributors. Our largest channel of distribution is through commercial distributors which is composed of specialized headset distributors and electronics wholesalers. Specialized headset distributors are the larger group of the two in terms of the sales of our products. Specialized headset distributors generally sell on a national basis, and the bulk of their revenues are from headset sales. Electronics wholesalers typically offer a wide variety of products from multiple vendors to both resellers and end users. In fiscal 2000, we were successful in substantially reducing our order lead times. This reduction, while beneficial to us and our customers, led many of our commercial distributors to reduce their inventories -- resulting in an adverse impact on our revenues in fiscal 2000.

     OEMs. OEMs do not typically manufacture their own headsets and therefore they often distribute Plantronics headsets. Currently most of the OEM bundling is done on a Plantronics-labeled basis, with some bundling done on a private labeled or co-branded basis. OEMs include suppliers of automatic call distribution systems, manufacturers of mobile telephone handsets, wireless carriers operating cellular and PCS networks, manufacturers of computer hardware and software suppliers.

     In fiscal 2000, our largest OEM customer significantly reduced its inventory levels, adversely impacting our revenues in fiscal 2000. We believe that inventory reductions by this customer are likely to continue in fiscal 2001 but that such reductions will be smaller than the adjustments made in our fiscal year 2000.*

     Telephony Service Providers. The telephony service provider channel is comprised of former Regional Bell Operating Companies and Post, Telephone and Telegraph companies that purchase headsets from us for use by their own agents. Certain of these service providers also resell headsets to their customers.

     Retail. The retail channel encompasses office supply and consumer electronics retailers, warehouse clubs, consumer products and office supply distributors, and catalog and mail order companies. Retailers primarily sell headsets to small businesses, small offices and home offices. This channel is currently our fastest growing area of distribution.

     Other. We also make direct sales to certain government agencies, including NASA and the FAA. In addition, certain of our distributors are authorized resellers under a GSA schedule price list and sell our products to government customers under that agreement.

     We maintain a sales force in the United States and in various overseas countries to provide ongoing customer support and service. We also employ manufacturers' representatives to assist in selling through the retail channel.

RESEARCH AND DEVELOPMENT

     Since we introduced the original lightweight communications headset in 1962, the headset end-user has been the primary focus of our design efforts. We maintain an extensive database of head and ear shapes to assist in the development of our products. Our concern for "human factors" and our efforts to design in comfort and safety have resulted in such product innovations as a behind-the-ear capsule (containing both microphone and receiver) designed to fit all users comfortably and the SoundGuard Plus system, which provides volume control and improved audio comfort and quality.

     We have a number of product development programs currently underway, including a new generation of headset systems, computer and mobile products, a wireless product family and several programs to both capitalize on and improve our core technology. Some of our recent and future product development initiatives are as follows:

     - We have developed what we believe is the smallest cordless headset telephone currently in the world for mobile convenience in the home and the home office.

     - Our Computer Audio Systems Division is working on the next generation of digital headsets. Our Mobile Communications Division is developing a series of mobile telephone headsets to provide additional product choices to the mobile telephone user.

     - We are working on the development of a series of headsets that will be compliant with the Bluetooth(TM) specification, a global short-range wireless standard. We were one of the first companies (and the first headset manufacturer) to join the Bluetooth consortium as an adopting member. While we believe that the Bluetooth standard holds much promise as a wireless platform in each of our various markets, we believe that the first significant applications for headsets will be in the mobile market.*

     Most of our research and development is carried out by our in-house engineering staff in the United States, England and Mexico. We supplement our in-house engineering capabilities through selected contracting arrangements. Research, development and engineering expenditures were $17.5 million, $19.5 million and $21.9 million for fiscal years 1998, 1999, and 2000, respectively. We believe that investment in research and development is important for us to maintain our position in the industry and, therefore, intend to increase our spending for research, development and engineering in subsequent fiscal years.*

MANUFACTURING

     The majority of our manufacturing operations consists of assembly and testing, substantially all of which is performed at our facility in Mexico. We have smaller manufacturing operations in California, Georgia and the United Kingdom. In addition, we outsource the manufacture of a limited number of products to third parties.

     Finished goods are generally manufactured to meet forecasted customer requirements. Special products and large orders submitted with short lead times are manufactured to order. Since most manufacturing occurs prior to the receipt of purchase orders, Plantronics maintains an inventory of finished goods in addition to inventories of raw materials, work in process and subassemblies and components.

     Plantronics purchases components for its headset products, including semi-custom integrated circuits, amplifier boards and other electrical components, from suppliers in the United States, Mexico, Asia and Europe. We have purchasing organizations in California, Georgia, England and The Netherlands and also have a sourcing and quality operation in Taiwan. Although most of the items purchased are obtained, or are reasonably available, from numerous sources, certain products and components are currently procured only from single suppliers in order to obtain volume pricing.

COMPETITION

     We compete in several different markets, specifically the call center, office, mobile, computer and residential markets. There are a number of different competitors in each market in which we compete. We believe the principal competitive factors in each market are product features, comfort and fit; product reliability; customer service and support; reputation; distribution; ability to meet delivery schedules; warranty terms; product life; and price.

     In the call center user market, we face different competitors depending on the channel of distribution and the geographic location. We anticipate that we may face additional indirect competition in this market from technological advances such as interactive voice response systems which require no human interface for certain applications, such as account balance inquiries or airplane arrival and departure schedules. We believe that this trend will be more than offset by the expansion of telemarketing and catalog sales.*

     Our market in the office, including both traditional offices and the small or home office, and residential markets, involves the sale of headsets for connection to single line or office telephone systems, cellular telephones and computers. Certain of our competitors in the call center market currently sell headsets for use in the office and residential markets. There are also certain competitors who sell exclusively outside the call center market.

     Competitors in the mobile market generally come from outside of the call center market. They include the mobile phone manufacturers who typically outsource phone accessories like headsets, and companies that focus primarily on the mobile and/or cordless phone accessories markets. There is indirect competition from hands-free car kits which also allow users to drive with both hands on the wheel. Important competitive factors in the mobile market include product styling, product reliability, product features, competitive pricing, sound quality, comfort and fit, customer service and support, reputation, distribution, ability to meet delivery schedules, warranty terms, and product life.

     In the computer market, we compete for business in both the retail channel and through OEMs. We face competition principally from established computer peripheral vendors. These vendors have established relationships with their distribution channels enabling them to gain broad and deep global distribution. There is indirect competition from stand-alone microphones and loudspeakers for use with computers. Competition through the retail channel is based upon differentiated retail packaging, superior microphone and speaker performance, price and headset style and color. Competition for OEM business is based upon offering highly accurate microphones optimized to the OEM's software or system, unique styling, competitive pricing, and consistent quality with low defect rates.

     We believe that the following key factors enable us to maintain our position as a leading supplier of lightweight communications headsets:

     - brand name recognition;

     - large, diverse distribution network;

     - diverse product offering;

     - ability to design safe and reliable products;

     - understanding of regulations; and

     - strong customer service.

     Although we believe we compete successfully with respect to these factors, if we do not compete successfully with respect to any of these or other factors it could materially adversely affect our business, financial condition and results of operations.

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

PATENTS AND TRADEMARKS

     We maintain a program of seeking patent protection for our technology. Significant product features for which we have, or are currently seeking, patent protection include our StarSet II capsule design, SoundGuard receiver gain compression integrated circuit, Mirage headset, Clarity frequency enhancing telephone, battery-powered in-line amplifier with an automatic by-pass feature to provide continuous receive signal when battery power gets low, integrated circuit implementation for an audio amplifier operating at extremely low power with an expander function for noise reduction in telephony applications, headset in-use indicator for notifying passersby when the wearer of the headset is using the headset, headset receiver mechanical-acoustical tone control devices, earbud receiver positioning mechanisms, self-configuring telephone interface units and various other products and features including certain wireless technology and electronic components. As of May 1, 2000, we have thirty-five patents in force, expiring from 2002 to 2018.

     Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products. We intend to continue to seek patents on our inventions when appropriate.* The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will issue from currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us. We may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such claims could have a material adverse effect on our operations.

     We own registered trademarks with respect to our name and logo design and many of our products, including, but not limited to, our Encore, FreeHand, Mirage, StarSet, Supra, and TriStar products and currently have trademark applications pending in connection with certain new products. We have such trademark registrations in place on some or all of those marks in the United States and a number of countries throughout the world. We also claim common law trademark rights in many of our products and/or features. We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants.

EMPLOYEES

     On March 31, 2000, we employed 2,389 people worldwide, with 1,814 of those in our manufacturing facility in Tijuana, Mexico. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as we are aware. We have not experienced any work stoppages and believe that our employee relations are good.

EXECUTIVE OFFICERS

     Set forth below is certain information regarding the executive officers of Plantronics and their ages as of May 1, 2000.

Benjamin Brussell         39    Vice President -- Corporate Development
Kevin Goodwin             44    Vice President -- Legal, General Counsel and
                                Secretary
Donald S. Houston         44    Senior Vice President -- Sales
S. Kenneth Kannappan      40    Chief Executive Officer, President and Director
Jean-Claude Malraison     53    Managing Director -- Europe, Middle East &
                                Africa
H. Craig May              39    President -- Call Center and Office Division
Barbara V. Scherer        43    Senior Vice President -- Finance and
                                Administration and Chief Financial Officer

     MR. BRUSSELL joined Plantronics in March 1998 as Vice
President -- Corporate Development and reports directly to the President and Chief Executive Officer. Prior to joining us, Mr. Brussell was Vice President, Corporate Development at Storage Technology Corporation, a leading provider of enterprise and network information storage systems, from March 1992 to March 1998. From June 1990 until March 1992, Mr. Brussell acted as a consultant to Storage Technology Corporation and other technology and health care industry companies. From January 1985 to June 1990, Mr. Brussell held various positions with Salomon Brothers, the last of which was Vice President, Corporate Finance, Technology Group. Mr. Brussell has a Bachelor of Arts degree in Math/Economics from Wesleyan University and a Masters Degree in Management from M.I.T. Sloan School of Management. Mr. Brussell is a director of Box Hill Systems Corporation, a manufacturer of high performance data storage systems.

     MR. GOODWIN has served as Vice President -- Legal, General Counsel and Secretary since July 1999. He joined Plantronics in July 1996 as a full-time contract counsel and in November 1997 became an employee and General Counsel. In July 1998 Mr. Goodwin was appointed Assistant Secretary of Plantronics. Prior to joining Plantronics, Mr. Goodwin was in private practice with several law firms with offices in Silicon Valley, including Carr & Ferrell (from 1995 to 1996) and Pettit & Martin (from 1989 to 1995). Mr. Goodwin received his law degree from Columbia University and a Bachelor of Arts degree in Economics and Philosophy from Claremont Men's College.

     MR. HOUSTON joined Plantronics in November 1996 as Vice President -- Sales and was promoted to Senior Vice President -- Sales in March 1998. From February 1995 through November 1996, Mr. Houston served as Vice President -- Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer and marketer of multimedia projection products. From 1985 until January of 1995, Mr. Houston held a number of positions at Calcomp, Inc., which is engaged in the business of manufacturing computer peripherals for the CAD and graphic market, including Regional Sales Manager and most recently Vice President of Sales, Service and Marketing. Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation. Mr. Houston is a graduate of the University of Arizona with a Bachelor of Science degree in Business/Marketing. He reports directly to the President and Chief Executive Officer.

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

     MR. MALRAISON joined Plantronics in July 1999 as the Managing
Director -- Europe, Middle East & Africa. Mr. Malraison is resident in the Swindon, England and Hoofddorp, the Netherlands, offices of Plantronics and is responsible for our European, Middle East and African sales and operations. He received his Engineering degree at the Institut Supereur D'Electronic Du Nord in France. Prior to joining Plantronics, Mr. Malraison spent 28 years with IBM in a number of roles, most recently as Vice-President, Business Partners, EMEA.

     MR. MAY joined Plantronics in May 1998 as Senior Vice
President -- Marketing and reports directly to the President and Chief Executive Officer. Mr. May was most recently with Siemens Business Communication Systems, Inc., as Director of Product Management, Desktops and Mobility, from October 1993 to May 1998. Prior to that position, Mr. May served on special assignment to the President of Siemens Business Communications Systems, Inc. from July 1993 to October 1993. From June 1992 to July 1993, Mr. May was ROLM Executive Delegate for Siemens AG, Private Networks Group, Desktop Products, Munich, Germany. Mr. May held a number of positions with ROLM from July 1987 to June 1992, such as Director of Systems Planning, Manager of New Product Planning and Senior Product Manager. From 1981 to June 1987 Mr. May worked for ROLM, an IBM company, and Shell Oil Company in various product manager and engineering positions of increasing authority. Mr. May has a Bachelor of Science degree in Electrical Engineering from the University of Houston.

     MS. SCHERER joined Plantronics in March 1997, and in April 1997 was named Vice President -- Finance & Administration and Chief Financial Officer. In March 1998, Ms. Scherer was promoted to Senior Vice President -- Finance & Administration and Chief Financial Officer. Prior to joining us, Ms. Scherer was Senior Vice President and Chief Financial Officer at StreamLogic Corporation, a developer of video delivery, digital media storage, networking RAID and data management products, from October 1996 until March 1997; before that she was Senior Vice President of Operations from April 1996 until October 1996. Prior to that she held various positions spanning a nine year career with Micropolis Corporation, a disk drive manufacturer, including, from 1995 until April 1996, Vice President Finance, Chief Financial Officer and Treasurer, and from 1993 until 1994, Vice President, Treasurer and Video Systems Division Controller. Ms. Scherer is a graduate of the University of California at Santa Barbara and received her Masters from Yale School of Organization and Management. She reports directly to the President and Chief Executive Officer.

     Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of Plantronics.

ITEM 2. PROPERTIES

     Our principal executive offices are located in Santa Cruz, California. As of June 1, 2000, we owned or leased a total of approximately 370,000 square feet of manufacturing, administrative, engineering and office facilities, including:
(i) approximately 178,300 square feet of manufacturing, warehouse and administrative facilities in Santa Cruz, California, approximately 54,600 square feet of which are leased to third parties as office and warehouse space; (ii) approximately 6,500 square feet of office and warehouse space in Los Gatos, California, all of which is subleased to a third party; (iii) 11,600 square feet of manufacturing and administrative facilities related to operations in Ringgold, Georgia under a lease expiring in 2000; (iv) approximately 127,600 square feet for assembly and related operations in Tijuana, Mexico, under a lease expiring in 2002; (v) approximately 38,400 square feet for assembly operations, sales and administration in Wootton Bassett, England under leases expiring in 2015; (vi) approximately 4,000 square feet for administrative facilities in Hoofddorp, The Netherlands, under a lease expiring in 2002; and
(vii) smaller leased or rented facilities in Singapore, Japan, Hong Kong, France, Germany, Italy, Spain, Brazil, Australia, Taiwan, Colorado and New Jersey. We believe that our existing properties are generally suitable and adequate for our business. We believe that our premises have sufficient capacity available for expansion over the next few years.* However, we are currently engaging in a long-term space planning process with respect to our Santa Cruz, California headquarters facilities and our Tijuana, Mexico manufacturing plant. We believe that these facilities are unlikely to support all of our requirements for capacity over a mid to longer term planning horizon and are, therefore, evaluating our alternatives.

ITEM 3. LEGAL PROCEEDINGS

     Neither Plantronics, nor any of our subsidiaries, is a party to any litigation, other than non-material litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the security holders of Plantronics during the fourth quarter of the fiscal year ended March 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is publicly traded on the New York Stock Exchange. Information included in the Corporate Directory appearing on the inside back cover of our 2000 Annual Report to Stockholders concerning the market price of and cash dividends declared on our Common Stock for each quarterly period within the two most recent fiscal years is incorporated herein by reference. As of May 19, 2000 there were 422 holders of record of our Common Stock, including 332 individual participants in our Employee Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing under the caption "Selected Financial Data" appearing at page 36 of our 2000 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis" appearing at pages 17 through 19 of our 2000 Annual Report to Stockholders is incorporated herein by this reference.

                RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

     Investors or potential investors in the stock of Plantronics should carefully consider the risks described below. Our stockholders may be subject to the risks inherent in our business. The performance of Plantronics shares of stock will reflect the performance of our business relative to, among other things, our competition, general economic and market conditions and industry conditions. You should carefully consider the following factors in connection with any investment in Plantronics stock. Our business, financial condition and results of operations could be materially adversely affected if any of the risks occur. If the risks occur, the trading price of Plantronics stock could decline and an investor could lose all or part of his or her investment.

A SUBSTANTIAL PORTION OF OUR SALES COME FROM THE CALL CENTER MARKET AND A DECREASE OF DEMAND IN THAT MARKET COULD MATERIALLY AFFECT OUR RESULTS.

     We have historically derived, and continue to derive, a substantial portion of our net sales from the call center market. This market has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. While we believe this market is continuing to grow,* in the future this growth could slow or revenues from this market could decline due to various factors. For example, technological advances such as automated interactive voice response systems could reduce or eliminate the need for call center agents in certain applications. In addition, consumer resistance to telemarketing could adversely affect growth in the call center market. Due to our reliance on the call center market, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

WE ARE COUNTING ON THE OFFICE, MOBILE, COMPUTER AND RESIDENTIAL MARKETS TO DEVELOP AND WE COULD BE ADVERSELY AFFECTED IF THEY DO NOT DEVELOP AS WE EXPECT.

     While the call center market is still a substantial portion of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer and residential markets.* These communications headset markets are relatively new and undeveloped. Moreover, we do not have extensive experience in selling headset products to customers in these markets. If the demand for headsets in these markets fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for our products and on our business, financial condition and results of operations.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A NUMBER OF CAUSES OUTSIDE OUR CONTROL.

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

IF WE DO NOT MATCH PRODUCTION TO DEMAND WE WILL BE AT RISK OF LOSING BUSINESS OR OUR GROSS MARGINS COULD BE ADVERSELY AFFECTED.

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

     - Rapid increases in production levels to meet unanticipated demand could result in higher costs for components and subassemblies, increased expenditures for freight to expedite delivery of required materials, and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins.

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

WE DEPEND ON OUR SUPPLIERS AND FAILURE OF OUR SUPPLIERS TO PROVIDE QUALITY COMPONENTS OR SERVICES IN A TIMELY MANNER COULD ADVERSELY AFFECT OUR RESULTS.

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

WE SELL OUR PRODUCTS THROUGH VARIOUS CHANNELS OF DISTRIBUTION AND A FAILURE OF THOSE CHANNELS TO OPERATE AS WE EXPECT COULD DECREASE OUR REVENUES.

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

     Our distribution channels generally hold inventories of our products, determined in their own business judgment to be sufficient to meet their customer's delivery requirements. Such inventory levels are subject to market conditions, business judgment by the reseller and our ability to meet their time-to-ship needs. Rapid reductions by our distributors, OEMs, retailers and other customers in the levels of inventories held in our products could materially adversely affect our business, financial condition or results of operations.

WE HAVE STRONG COMPETITORS AND WILL LIKELY FACE ADDITIONAL COMPETITION IN THE FUTURE.

     The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate with revenues of 5.4 billion Danish Krone (approximately $700 million) in calendar 1999. On May 21, 2000, GN Netcom announced that it had signed an agreement to acquire Jabra Corporation, a supplier of headsets in the mobile phone market. It is not clear how this merger will affect us but the merged entity will have a broader product offering and greater marketing presence than either of the two entities had separately.

     We anticipate that we will face additional competition from companies that currently do not offer communications headsets. This is particularly true in the office, mobile, computer and residential markets. As these markets mature, we will face increased competition from consumer electronics companies and other companies that currently manufacture and sell mobile phones or computer peripheral equipment. These new competitors are likely to be larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

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

NEW PRODUCT DEVELOPMENT IS RISKY AND WE WILL BE ADVERSELY AFFECTED IF WE DO NOT RESPOND TO CHANGING CUSTOMER REQUIREMENTS AND NEW TECHNOLOGIES.

     Our product development efforts historically have been directed toward enhancement of existing products and development of new products that capitalize on our core capabilities. The success of new product introductions is dependent on a number of factors, including the proper selection of new product features, timely completion and introduction of new product designs, cost-effective manufacture of such products, quality of new products and market acceptance. To be successful in the future, we must develop new products, qualify these new products, successfully introduce these products to the market on a timely basis, and commence and sustain low-cost, volume production to meet customers' demands. Although we attempt to determine the specific needs of headset users in our target markets, because almost all of our sales are indirect, we may not always be able to timely and accurately predict end-user requirements. As a result, our products may not be timely developed, designed to address current or future end-user requirements, offered at competitive prices or accepted, which could materially adversely affect our business, financial condition and results of operations. Moreover, we generally incur substantial research and development costs before the technical feasibility and commercial viability of a new product can be ascertained. Accordingly, revenues from new products may not be sufficient to recover the associated development costs.

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

     Due to the historically slow evolvement of our products, we have generally been able to phase out obsolete products without significant impact to our operating margins. However, as we develop new generations of products more quickly, we expect that the pace of product obsolescence will increase concurrently. The disposition of inventories of obsolete products may result in reductions to our operating margins and affect our earnings and results of operations.

CHANGES IN REGULATORY REQUIREMENTS MAY ADVERSELY IMPACT OUR GROSS MARGINS AS WE COMPLY WITH SUCH CHANGES OR REDUCE OUR ABILITY TO GENERATE REVENUES IF WE ARE UNABLE TO COMPLY.

     Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. As regulations and local laws change, we must modify our products to address those changes. Regulatory restrictions may increase the costs to design and manufacture our products, resulting in a decrease in demand for our products if the costs are passed along or a decrease in our margins. Compliance with regulatory restrictions may impact the technical quality and capabilities of our products, reducing their marketability. We are currently facing a substantial change in the regulations applicable to our products in the European Union and there is no certainty that we can meet those regulatory requirements in a timely and cost-effective manner. Failure to conform our products to these new European regulatory requirements would result in our inability to sell such products in Europe, resulting in a material adverse impact to our financial condition and results of operations.

WE HAVE SIGNIFICANT FOREIGN OPERATIONS AND THERE ARE INHERENT RISKS IN OPERATING ABROAD.

     Approximately 33.5% of our net sales in fiscal 2000 were derived from customers outside the United States, compared with approximately 30.5% of our net sales in fiscal 1999. In addition, we conduct substantially all of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. The inherent risks of international operations, particularly in Mexico, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

     - cultural differences in the conduct of business;

     - greater difficulty in accounts receivable collection;

     - unexpected changes in regulatory requirements;

     - tariffs and other trade barriers;

     - economic and political conditions in each country;

     - management and operation of an enterprise spread over various countries; and

     - burden of complying with a wide variety of foreign laws.

     In calendar 2000, the value of major European currencies has dropped against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we expect that we will have to effectively reduce our current prices, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a material adverse effect on our business, financial condition and results of operations.

OUR FOREIGN OPERATIONS PUT US AT RISK OF LOSS IF THERE ARE MATERIAL CHANGES IN CURRENCY VALUES AS COMPARED TO THE U.S. DOLLAR.

     A significant portion of our business is conducted in currencies other than the U.S. dollar. As a result, fluctuations in exchange rates create risk to us in both the sale of our products and our purchase of supplies. Fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. Although we do not currently engage in any hedging activities to mitigate exchange rate risks, we continually evaluate programs to reduce our foreign currency exposure. However, there can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations. In addition, we cannot predict the potential consequences to our business of the adoption of the Euro as a common currency in Europe.

WE MAY BE EXPERIENCING A NON-SUSTAINABLE INCREASE IN SALES AS A RESULT OF PENT-UP DEMAND FROM Y2K CONCERNS.

     Our results for the first part of calendar year 2000 may not be indicative of longer-term market conditions. We currently may be enjoying a non-sustainable rebound from purchases by call center and office customers who delayed investment in new call centers or information technologies due to concerns over the effects of Y2K.

IF THERE ARE PROBLEMS THAT AFFECT OUR PRINCIPAL MANUFACTURING FACILITY IN MEXICO, WE COULD FACE LOSSES IN REVENUES OR MATERIAL INCREASES IN COSTS OF OUR OPERATIONS.

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

WE HAVE INTELLECTUAL PROPERTY RIGHTS THAT COULD BE INFRINGED BY OTHERS AND WE ARE POTENTIALLY AT RISK OF INFRINGEMENT OF THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     Our success will depend in part on our ability to protect our proprietary technology. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. We currently hold 35 United States patents and additional foreign patents and intend to continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

WE ARE EXPOSED TO POTENTIAL LAWSUITS ALLEGING DEFECTS IN OUR PRODUCTS.

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

     Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones. We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but that research in this area is incomplete. If research was to establish a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for our mobile headsets.

WHILE WE BELIEVE WE COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, WE ARE STILL EXPOSED TO POTENTIAL RISKS FROM ENVIRONMENTAL MATTERS.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE LOSE THE BENEFIT OF THE SERVICES OF KEN KANNAPPAN OR OTHER KEY PERSONNEL.

     Our success depends to a significant extent upon the services of a limited number of executive officers and other key employees. The unanticipated loss of the services of our president and chief executive officer, Mr. Kannappan, or one or more of our other executive officers or key employees could have a material adverse effect upon our business, financial condition and results of operations.

     We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense. We may not be successful in attracting and retaining such personnel, and our failure to do so could have a material adverse effect on our business, operating results or financial condition.

OUR STOCK PRICE MAY BE VOLATILE AND YOUR INVESTMENT IN PLANTRONICS STOCK COULD BE LOST.

     The market price for our common stock may be affected by a number of factors, including the announcement of new products or product enhancements by us or our competitors, the loss of services of one or more of our executive officers or other key employees, quarterly variations in our or our competitors' results of operations, changes in earnings estimates or recommendations by securities analysts, developments in our industry, sales of substantial numbers of shares of our common stock in the public market, general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors. In addition, stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to the operating performances of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

ANTI-TAKEOVER PROVISIONS IN OUR CURRENT BY-LAWS OR WHICH COULD BE PUT INTO PLACE BY OUR BOARD OF DIRECTORS COULD AFFECT MARKET PRICES OF OUR STOCK.

     Our board of directors has the authority to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of those shares without any further vote or action by the stockholders. The issuance of our preferred stock could have the effect of making it more difficult for a third party to acquire us. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could also have the effect of delaying or preventing our acquisition by a third party. Further, certain provisions of our Certificate of Incorporation and bylaws could delay or make more difficult a merger, tender offer or proxy contest, which could adversely affect the market price of our common stock.

CITICORP VENTURE CAPITAL HAS SIGNIFICANT CONTROL OVER OUR BUSINESS.

     Our largest stockholder, Citicorp Venture Capital, Ltd. ("CVC"), beneficially owns 4,509,168 shares of our common stock (excluding any shares that may be owned by employees of CVC or its affiliates), which represents approximately 27.6% of our outstanding common stock as of May 1, 2000. We also have an agreement with CVC under which it is entitled to have up to three of its designees serve on our Board of Directors, depending on the level of CVC's continuing stock ownership. Messrs. Robert F. B. Logan, M. Saleem Muqaddam and John Mowbray O'Mara are currently serving as CVC's designees under that agreement. After completion of the proposed offering, CVC will have the right to have up to two of its designees supported by Management. Accordingly, CVC has the ability to exert substantial influence on the full Board of Directors, which currently consists of seven members. In addition, our bylaws contain provisions that require a two-thirds (66 2/3%) supermajority vote of the Board of Directors to approve certain transactions, including amendments of our Certificate of Incorporation, certain provisions of our bylaws, mergers and sales of substantial assets, acquisitions of other companies and sales of capital stock. These provisions may have the effect of giving a small number of directors the ability to block such transactions.

WE HAVE SEVERAL SIGNIFICANT STOCKHOLDERS AND, GIVEN THE LOW TRADING VOLUME OF OUR STOCK, IF THEY SELL THEIR SHARES IN A SHORT PERIOD OF TIME, WE COULD SEE AN ADVERSE AFFECT ON THE MARKET PRICES OF OUR STOCK.

     As of May 19, 2000, we had 16,365,757 shares of common stock outstanding. All of these shares are freely tradable except for approximately 4,900,000 shares held by affiliates of Plantronics (including CVC and the directors and officers of Plantronics). These approximately 4,900,000 shares may only be sold in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission. Some of our current stockholders, including CVC, Citigroup Foundation and certain of our officers, directors and key employees, also have certain contractual rights to require Plantronics to register their shares for public sale. Approximately 2,600,000 additional shares are subject to outstanding stock options as of May 19, 2000. Ms. Louise Cecil, the widow of our former CEO and Chairman, Robert S. Cecil, holds options on 222,196 shares of our common stock, transferred to her by Mr. Cecil during his life. She has registered those shares for resale and can sell any or all of those shares at any time.

     Plantronics stock is not heavily traded. Our average daily trading volume in fiscal year 2000 was 71,630 shares per day with a median volume in that period of 51,000 shares per day. Sales of a substantial number of shares of common stock in the public market by CVC or any of our officers, directors or other stockholders could adversely affect the prevailing market price of the common stock and impair our ability to raise capital through the sale of equity securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information appearing in our 2000 Annual Report to Stockholders is incorporated herein by this reference:

        Consolidated Balance Sheets -- March 31, 2000 and March 31, 1999.

        Consolidated Financial Statements for fiscal years ended March 31, 2000, March 31, 1999, and March 31, 1998:

           Consolidated Statements of Operations;

           Consolidated Statements of Cash Flows; and

           Consolidated Statements of Stockholders' Equity (Deficit).

        Notes to Consolidated Financial Statements.

        Market price and dividend information set forth on the inside back cover.

        Report of Independent Accountants, dated April 24, 2000.

     With the exception of the information mentioned in Items 5, 6, 7 and 8, our 2000 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the identification and business experience of our directors under the caption "Nominees" under the main caption "Proposal
One -- Election of Directors" in our definitive 2000 Proxy Statement for the annual meeting of stockholders to be held on June 29, 2000, as filed with the Securities and Exchange Commission on or about May 26, 2000, is incorporated herein by this reference. For information regarding the identification and business experience of our executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to our executive officers and directors under the caption "Compliance With Section 16(a) of the Exchange Act" in our 2000 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" and "Compensation of Directors" in our 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in the 2000 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" in the 2000 Proxy Statement is incorporated herein by this reference.

     With the exception of the information specifically incorporated by reference from the 2000 Proxy Statement in Part III of this Annual Report on Form 10-K, the 2000 Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Report of the Compensation Committee of the Board of Directors" and "Company's Stock Performance" under the main caption "Additional Information" in the 2000 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Incorporation by Reference. The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          (1) Financial Statements. The consolidated financial statements of Plantronics (including the notes thereto) are incorporated by reference from our 2000 Annual Report to Stockholders as indicated in Item 8 of this report.

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

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended March 31, 2000.

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

        10.7     Lease Agreement dated July 1993 between Inmobiliara Mexhong
                 S.A. de C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico
                 (translation from Spanish original) (incorporated herein by reference to Exhibit (10.30) to the Registrant's
                 Registration Statement on Form S-1 (as amended), No.
                 33-70744, filed on October 20, 1993).
        10.8 Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, England (incorporated herein by reference to Exhibit (10.32) to the Registrant's
                 Registration Statement on Form S-1 (as amended), No.
                 33-70744, filed on October 20, 1993).
        10.9     1993 Stock Plan (incorporated herein by reference to Exhibit
                 (10.1) to the Registrant's Registration Statement on Form
                 S-1 (as amended), SEC File Number 33-70744, filed on October
                 20, 1993).
                 Amendment effective as of April 23, 1996 to the 1993 Stock
                 Plan (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration Statement on Form S-8, SEC
                 File Number 333-14833, filed on October 25, 1996).
                 Amendment Number Two to the 1993 Stock Plan effective as of
                 July 30, 1998, filed on June 16, 1999, as Exhibit 10.5 to the Registrant's Annual Report on Form 10K, SEC File Number
                 001-12696.
        10.10 1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (10.29) to the Registrant's
                 Registration Statement on Form S-1 (as amended), SEC File
                 Number 33-70744, filed on October 20, 1993).
                 Amendment Effective as of April 23, 1996 to the 1993
                 Director Stock Option Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration Statement on Form S-8, SEC File Number 333-14833, filed on October 25,
                 1996).
        10.11 1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration
                 Statement on Form S-8, SEC File Number 333-14833, filed on
                 October 25, 1996).
        10.12    Plantronics, Inc. Annual Profit Sharing/Individual Savings
                 Plan (incorporated herein by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form S-8, SEC
                 File Number 333-19351, filed on January 7, 1997).
                 Trust Agreement Establishing the Plantronics, Inc. Annual
                 Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference to Exhibit (4.3) to the Registrant's
                 Registration Statement on Form S-8, SEC File Number
                 333-19351, filed on January 7, 1997).
                 Amendment Number One to the Plantronics, Inc. Annual Profit
                 Sharing/Individual Savings Plan (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration
                 Statement on Form S-8, SEC File Number 333-19351, filed on
                 January 7, 1997).
        10.13    Resolutions of the Board of Directors of Plantronics, Inc.
                 Concerning Executive Stock Purchase Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's
                 Registration Statement on Form S-8 (as amended), SEC File
                 Number 333-19351, filed on March 25, 1997).
        10.14 Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration Statement on
                 Form S-8 (as amended), SEC File Number 333-19351, filed on
                 March 25, 1997).
                 Trust Agreement Under the Plantronics, Inc. Basic Deferred
                 Stock Compensation Plan (incorporated herein by reference to Exhibit (4.6) to the Registrant's Registration Statement on
                 Form S-8 (as amended), SEC File Number 333-19351, filed on
                 March 25, 1997).
                 Plantronics, Inc. Basic Deferred Compensation Plan
                 Participant Election (incorporated herein by reference to Exhibit (4.7) to the Registrant's Registration Statement on
                 Form S-8 (as amended), SEC File Number 333-19351, filed on
                 March 25, 1997).
        10.15    Employment Agreement dated as of July 4, 1999 between
                 Registrant and Ken Kannappan.
        10.16    Credit Agreement dated as of November 29, 1999 between
                 Registrant and Wells Fargo Bank N.A.

        13       Portions of Registrants 2000 Annual Report to Security
                 Holders which have been incorporated by reference in Parts
                 I, II and IV of this Annual Report.
        21       Subsidiaries of the Registrant.
        23       Consent of PricewaterhouseCoopers LLP, Independent
                 Accountants.
        27       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLANTRONICS, INC.

Dated: June 1, 2000                       By:   /s/ S. KENNETH KANNAPPAN
                                            ------------------------------------
                                                    S. Kenneth Kannappan
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              /s/ S. KENNETH KANNAPPAN                     President, Chief Executive      June 1, 2000
-----------------------------------------------------         Officer and Director
               (S. Kenneth Kannappan)                    (Principal Executive Officer)

               /s/ BARBARA V. SCHERER                   Senior Vice President and Chief    June 1, 2000
-----------------------------------------------------     Financial Officer (Principal
                (Barbara V. Scherer)                    Financial Officer and Principal
                                                              Accounting Officer)

                    /s/ MARV TSEU                      Chairman of the Board and Director  June 1, 2000
-----------------------------------------------------
                     (Marv Tseu)

                /s/ ROBERT F.B. LOGAN                               Director               June 1, 2000
-----------------------------------------------------
                 (Robert F.B. Logan)

               /s/ M. SALEEM MUQADDAM                               Director               June 1, 2000
-----------------------------------------------------
                (M. Saleem Muqaddam)

               /s/ JOHN MOWBRAY O'MARA                              Director               June 1, 2000
-----------------------------------------------------
                (John Mowbray O'Mara)

                 /s/ TRUDE C. TAYLOR                                Director               June 1, 2000
-----------------------------------------------------
                  (Trude C. Taylor)

                /s/ DAVID A. WEGMANN                                Director               June 1, 2000
-----------------------------------------------------
                 (David A. Wegmann)

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         3.1       Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit (3.4) to the Registrant's
                   Registration Statement on Form S-1 (as amended), No.
                   33-70744, filed on October 20, 1993).
         3.2       Restated Certificate of Incorporation of the Registrant
                   filed with the Secretary of State of Delaware on January 19,
                   1994 (incorporated herein by reference to Exhibit (3.1) to the Registrant's Quarterly Report on Form 10-Q, SEC File
                   Number 1-12696, for the fiscal quarter ended December 25,
                   1993, filed on March 4, 1994).
                   Certificate of Retirement and Elimination of Preferred Stock
                   and Common Stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated
                   herein by reference to Exhibit (3.3) of the Registrant's
                   Annual Report on Form 10-K, SEC File Number 1-12696, for the
                   fiscal year ended March 30, 1996, filed on June 27, 1996).
                   Certificate of Amendment of Restated Certificate of
                   Incorporation of the Registrant filed with the Secretary of
                   State of Delaware on August 7, 1997 (incorporated herein by reference to Exhibit (3.1) to the Registrant's Quarterly
                   Report on Form 10-Q, SEC File Number 1-12696, for the fiscal quarter ended June 28, 1997, filed on August 8, 1997).
        10.1       Quarterly Profit Sharing Plan (as amended) (incorporated
                   herein by reference to Exhibit (10.2) to Registrant's
                   predecessor, Plantronics, Inc.'s Report on Form 10-K, SEC
                   File Number 1-6642, for the fiscal year ended May 29, 1982, filed on August 27, 1982).
        10.3       Form of Indemnification Agreement between the Registrant and certain directors and executives and Schedule of Other
                   Documents Omitted (incorporated herein by reference to
                   Exhibit (10.1) to PI Holdings Inc.'s Quarterly Report on
                   Form 10-Q for the fiscal quarter ended December 26, 1992,
                   SEC File Number 33-26770, filed February 9, 1993).
        10.4       Form of Employment Agreement, Addendum to Employment
                   Agreement and Second Addendum to Employment Agreement
                   between the Registrant and certain executives; and Schedule of Other Documents Omitted (incorporated herein by reference to Exhibit (10.2) to PI Holdings Inc.'s Quarterly Report on
                   Form 10-Q for the fiscal quarter ended December 26, 1992,
                   SEC File Number 33-26770, filed February 9, 1993).
        10.5       Executive Bonus Plan (incorporated herein by reference to
                   Exhibit (10.4) to the Registrant's Registration Statement on
                   Form S-1 (as amended), No. 33-70744, filed on October 20,
                   1993).
        10.6       Board Designation Agreement dated as of October 22, 1993
                   between the Registrant and Citicorp Venture Capital, Ltd.
                   (incorporated herein by reference to Exhibit (10.21) to the
                   Registrant's Registration Statement on Form S-1 (as
                   amended), No. 33-70744, filed October 20, 1993).
        10.7       Lease Agreement dated July 1993 between Inmobiliara Mexhong
                   S.A. de C.V. and Plamex, S.A. de C.V., a subsidiary of the
                   Registrant, for premises located in Tijuana, Mexico
                   (translation from Spanish original) (incorporated herein by reference to Exhibit (10.30) to the Registrant's
                   Registration Statement on Form S-1 (as amended), No.
                   33-70744, filed on October 20, 1993).
        10.8       Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, England (incorporated herein by reference to Exhibit (10.32) to the Registrant's
                   Registration Statement on Form S-1 (as amended), No.
                   33-70744, filed on October 20, 1993).
        10.9       1993 Stock Plan (incorporated herein by reference to Exhibit
                   (10.1) to the Registrant's Registration Statement on Form
                   S-1 (as amended), SEC File Number 33-70744, filed on October
                   20, 1993).
                   Amendment effective as of April 23, 1996 to the 1993 Stock
                   Plan (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration Statement on Form S-8, SEC
                   File Number 333-14833, filed on October 25, 1996).
                   Amendment Number Two to the 1993 Stock Plan effective as of
                   July 30, 1998, filed on June 16, 1999, as Exhibit 10.5 to
                   the Registrant's Annual Report on Form 10K, SEC File Number
                   001-12696.

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        10.10      1993 Director Stock Option Plan (incorporated herein by
                   reference to Exhibit (10.29) to the Registrant's
                   Registration Statement on Form S-1 (as amended), SEC File
                   Number 33-70744, filed on October 20, 1993).
                   Amendment Effective as of April 23, 1996 to the 1993
                   Director Stock Option Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration Statement
                   on Form S-8, SEC File Number 333-14833, filed on October 25,
                   1996).
        10.11      1996 Employee Stock Purchase Plan (incorporated herein by
                   reference to Exhibit (4.5) to the Registrant's Registration
                   Statement on Form S-8, SEC File Number 333-14833, filed on
                   October 25, 1996).
        10.12      Plantronics, Inc. Annual Profit Sharing/Individual Savings
                   Plan (incorporated herein by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form S-8, SEC
                   File Number 333-19351, filed on January 7, 1997).
                   Trust Agreement Establishing the Plantronics, Inc. Annual
                   Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference to Exhibit (4.3) to the Registrant's
                   Registration Statement on Form S-8, SEC File Number
                   333-19351, filed on January 7, 1997).
                   Amendment Number One to the Plantronics, Inc. Annual Profit
                   Sharing/Individual Savings Plan (incorporated herein by
                   reference to Exhibit (4.2) to the Registrant's Registration
                   Statement on Form S-8, SEC File Number 333-19351, filed on
                   January 7, 1997).
        10.13      Resolutions of the Board of Directors of Plantronics, Inc.
                   Concerning Executive Stock Purchase Plan (incorporated
                   herein by reference to Exhibit (4.4) to the Registrant's
                   Registration Statement on Form S-8 (as amended), SEC File
                   Number 333-19351, filed on March 25, 1997).
        10.14      Plantronics, Inc. Basic Deferred Compensation Plan, as
                   amended August 8, 1996 (incorporated herein by reference to
                   Exhibit (4.5) to the Registrant's Registration Statement on
                   Form S-8 (as amended), SEC File Number 333-19351, filed on
                   March 25, 1997).
                   Trust Agreement Under the Plantronics, Inc. Basic Deferred
                   Stock Compensation Plan (incorporated herein by reference to
                   Exhibit (4.6) to the Registrant's Registration Statement on
                   Form S-8 (as amended), SEC File Number 333-19351, filed on
                   March 25, 1997).
                   Plantronics, Inc. Basic Deferred Compensation Plan
                   Participant Election (incorporated herein by reference to
                   Exhibit (4.7) to the Registrant's Registration Statement on
                   Form S-8 (as amended), SEC File Number 333-19351, filed on
                   March 25, 1997).
        10.15      Employment Agreement dated as of July 4, 1999 between
                   Registrant and Ken Kannappan.
        10.16      Credit Agreement dated as of November 29, 1999 between
                   Registrant and Wells Fargo Bank N.A.
        13         Portions of Registrants 2000 Annual Report to Security
                   Holders which have been incorporated by reference in Parts
                   I, II and IV of this Annual Report.
        21         Subsidiaries of the Registrant.
        23         Consent of PricewaterhouseCoopers LLP, Independent
                   Accountants.
        27         Financial Data Schedule.