Form 10-Q
period 2000-07-01
PLANTRONICS INC /CA/
filed 2000-08-15
CIK 914025

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2000 or
                               ------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number 1-12696
                       -------


                                PLANTRONICS, INC.

             (Exact name of registrant as specified in its charter)


                 Delaware                                  77-0207692
------------------------------------------           ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification No.)


            345 Encinal Street
          Santa Cruz, California                             95060
------------------------------------------           ----------------------
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

                                 YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      Class                    Outstanding at August 8, 2000
           ----------------------------        -----------------------------
           Common Stock, $.01 par value                   48,922,654

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  MARCH 31,      JUNE 30,
                                                                    2000           2000
                                                                 =========       =========
ASSETS

Current assets:
    Cash and cash equivalents                                    $  40,271       $  46,147
    Marketable securities                                            5,038           2,790
    Accounts receivable, net                                        48,481          56,814
    Inventory, net                                                  33,752          40,059
    Deferred income taxes                                            6,721           7,072
    Other current assets                                             1,603           1,525
                                                                 ---------       ---------
                                                                   135,866         154,407
Property, plant and equipment, net                                  23,577          24,317
Other assets                                                        10,587          10,247
                                                                 ---------       ---------
       Total assets                                              $ 170,030       $ 188,971
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $  11,447       $  12,703
    Accrued liabilities                                             34,330          29,806
    Income taxes payable                                            11,783          17,627
                                                                 ---------       ---------
       Total current liabilities                                    57,560          60,136
Deferred tax liability                                               7,094           6,729
                                                                 ---------       ---------
          Total liabilities                                         64,654          66,865
                                                                 ---------       ---------


Stockholders' equity:
    Common stock, $0.01 par value per share; 100,000 shares
    authorized, 57,582 shares and 57,807 shares issued
    and outstanding                                                    192             193
    Additional paid-in capital                                     114,739         121,121
    Accumulated other comprehensive income:                           (891)           (891)
    Retained Earnings                                              134,076         154,180
                                                                 ---------       ---------
                                                                   248,116         274,603
    Less: Treasury stock (common: 8,685 and 8,979) at cost        (142,740)       (152,497)
                                                                 ---------       ---------
       Total stockholders' equity                                  105,376         122,106
                                                                 ---------       ---------
       Total liabilities and stockholders' equity                $ 170,030       $ 188,971
                                                                 =========       =========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                      PART I, ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            QUARTER ENDED
                                                       -----------------------
                                                       JUNE 30,       JUNE 30,
                                                         1999           2000
                                                       ========       ========
Net sales                                              $ 74,715       $100,352
Cost of sales                                            30,792         43,095
                                                       --------       --------
    Gross profit                                         43,923         57,257

Operating expense:
    Research, development and engineering                 5,499          5,635
    Selling, general and administrative                  15,938         22,541
                                                       --------       --------
      Total operating expenses                           21,437         28,176
                                                       --------       --------
Operating income                                         22,486         29,081

Interest expense                                             10             33
Interest (income) and other expense (income), net          (174)           329
                                                       --------       --------
Income before income taxes                               22,650         28,719
Income tax expense                                        7,246          8,615
                                                       --------       --------
Net income                                             $ 15,404       $ 20,104
                                                       ========       ========

Basic earnings per common share (Note 6)               $   0.31       $   0.41
                                                       ========       ========
     Shares used in basic per share calculations         50,238         48,951
                                                       ========       ========

Diluted earnings per common share (Note 6)             $   0.28       $   0.38
                                                       ========       ========
    Shares used in diluted per share calculations        54,105         52,616
                                                       ========       ========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                      PART I, ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       QUARTER ENDED
                                                                  -----------------------
                                                                  JUNE 30,       JUNE 30,
                                                                    1999           2000
                                                                  ========       ========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                        $ 15,404       $ 20,104
    Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                  1,323          1,226
      Deferred income taxes                                         (2,208)          (716)
      Provision for doubtful accounts                                   81            108
      Income tax benefit associated with stock options                 767          3,068
    Changes in assets and liabilities:
      Accounts receivable                                           (1,653)        (8,441)
      Inventory                                                     (2,747)        (6,307)
      Other current assets                                           6,660             76
      Other assets                                                      52             41
      Accounts payable                                                  31          1,256
      Accrued liabilities                                           (4,053)        (4,524)
      Income taxes payable                                           7,716          5,844
                                                                  --------       --------
Cash provided by operating activities                               21,373         11,735
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of marketable
    securities                                                          --          5,000
    Purchase of marketable securities                                   --         (2,750)
    Capital expenditures                                            (2,052)        (1,667)
                                                                  --------       --------
Cash provided by (used for) investing activities                    (2,052)           583
                                                                  --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                     (10,749)       (10,001)
    Proceeds from sale of treasury stock                               815            983
    Proceeds from exercise of stock options                          1,016          2,576
                                                                  --------       --------
Cash used for financing activities                                  (8,918)        (6,442)
                                                                  --------       --------

Net increase in cash and cash equivalents                           10,403          5,876
Cash and cash equivalents at beginning of period                    42,999         40,271
                                                                  --------       --------
Cash and cash equivalents at end of period                        $ 53,402       $ 46,147
                                                                  ========       ========

Supplemental disclosures of cash flow information:
    Cash paid for:
      Interest                                                    $      7       $     15
      Income taxes                                                $     56       $    769



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                      PART I, ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION. The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," the "Company" or the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period balances have been reclassified to conform to the current period presentation. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and the Company's Amended Registration Statement on Form S-3 filed on June 13, 2000.

NOTE 2. PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31 and the first fiscal quarter-end is the last Saturday in June. For purposes of presentation, the Company has indicated its accounting year ending on March 31 or the month-end for interim quarterly periods. Plantronics' fiscal quarters ended June 30, 1999 and June 30, 2000 consisted of thirteen weeks each.

NOTE 3.  DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                  March 31,      June 30,
                                                                    2000           2000
                                                                  =========      ========
        Inventory, net:
           Finished goods                                         $ 17,887       $ 24,176
           Work in process                                           1,540          1,668
           Purchased parts                                          14,325         14,215
                                                                  --------       --------
                                                                  $ 33,752       $ 40,059
                                                                  ========       ========


        Property, plant and equipment, net:
           Land                                                   $  4,693       $  4,693
           Buildings and improvements (useful lives: 7-30
             years)                                                 11,296         11,379
           Machinery and equipment (useful lives: 2-8 years)        38,341         39,925
                                                                  --------       --------
                                                                    54,330         55,997
              Less accumulated depreciation                        (30,753)       (31,680)
                                                                  --------       --------
                                                                  $ 23,577       $ 24,317
                                                                  ========       ========

NOTE 4. FOREIGN CURRENCY TRANSACTIONS. The Company's functional currency for all operations is the U.S. dollar. Accordingly, gains and losses resulting from the remeasurement of the financial statements of foreign subsidiaries into U.S. dollars are included in other expense (income) in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other expense (income). Aggregate exchange losses in the fiscal quarter ended June 30, 2000 were approximately $0.6 million, compared to approximately $0.4 million in the period ended June 30, 1999.

NOTE 5. COMPUTATION OF EARNINGS PER COMMON SHARE. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist only of stock options. In computing diluted earnings per common share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                      PART I, ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. STOCKHOLDERS' EQUITY AND STOCK SPLIT. On June 29, 2000, our Board of Directors approved a three-for-one split of the Company's common stock, effected as a stock dividend. All stockholders of record on July 18, 2000 (the "Record Date") received two additional shares for each share owned on the Record Date. Shares resulting from the split were distributed by the transfer agent on August 8, 2000. All share and per-share numbers contained herein for all periods presented reflect this stock split, unless otherwise noted.

NOTE 7. COMPREHENSIVE INCOME. Comprehensive income was the same as net income for all periods presented. Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative translation adjustments from local currencies to the functional currency in prior years.

NOTE 8. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.


OPERATING SEGMENT

We organize the reporting segments based on geographic areas. The nature of our products (telecommunications equipment), development, manufacturing, marketing and servicing are similar in each geographic area. We evaluate segment performance based on profit or loss from operations before interest expense, foreign exchange gains and losses and income taxes. No one customer accounted for 10% or more of total revenue from consolidated sales for the quarters ended June 30, 2000 and 1999.

GEOGRAPHIC SEGMENTS

In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. Costs directly and indirectly incurred in generating revenues are similarly assigned.

                                                    Quarter Ended
                                               ----------------------
                                               June 30,      June 30,
                                                 1999          2000
                                               --------      --------
Net revenues from unaffiliated customers:
   United States                               $ 50,725      $ 67,467
   International                                 23,990        32,885
                                               --------      --------
                                               $ 74,715      $100,352
                                               ========      ========

Intersegment revenues                          $ 23,040      $ 38,032
                                               --------      --------

Operating profit:
   United States                               $ 15,440      $ 19,714
   International                                  7,046         9,367
                                               --------      --------
                                               $ 22,486      $ 29,081
                                               ========      ========

Long lived assets:
   United States                               $ 18,312      $ 15,985
   International                                  2,740         8,332
                                               --------      --------
                                               $ 21,052      $ 24,317
                                               ========      ========

The geographical reporting classification reflects the international restructuring completed in fiscal 1997. The establishment of Plantronics B.V., a wholly-owned subsidiary of Plantronics based in The Netherlands, changed the ownership of inventory and the methodology of intersegment revenues. Intersegment revenues are from Plantronics B.V. to the U.S., and are at arms-length prices sufficient to recover a reasonable profit.



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statement related to the sufficiency of cash to fund operations for at least the next 12 months set out in the last paragraph in the subsection headed "Liquidity" under Financial Condition and certain statements marked with an asterisk ("*") in the section titled "Risk Factors Affecting Future Operating Results." In addition, the Company may from time to time make oral forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, the Company's annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results." We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.

                                          Quarter Ended
                                     ---------------------
                                     June 30,     June 30,
                                       1999         2000
                                     ========     ========
Net sales                            100.0%       100.0%

Cost of sales                         41.2         42.9
                                     -----        -----
      Gross profit                    58.8         57.1
                                     -----        -----

Research and development               7.4          5.6
Selling, general and admin            21.3         22.5
                                     -----        -----
     Total operating expenses         28.7         28.1
                                     -----        -----

Operating income                      30.1         29.0
Other (income) expense                (0.2)         0.4
                                     -----        -----
Income before income taxes            30.3         28.6
Income tax expense                     9.7          8.6
                                     -----        -----

Net Income                            20.6%        20.0%
                                     =====        =====



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

Net Sales. Net sales for the quarter ended June 30, 2000 increased by 34% to $100.4 million, compared to $74.7 million for the quarter ended June 30, 1999. Revenues increased in almost every channel and division with particular strength in International, retail, US distribution as well as our mobile and computer divisions. We also benefited from a Y2K rebound in the call center market and the level of revenues in this market may therefore slow down.

Gross Profit. Gross profit for the quarter ended June 30, 2000 increased 30%, but decreased 1.7 percentage points relative to net sales, to $57.3 million (57.1% of net sales), compared to $43.9 million (58.8% of net sales) for the quarter ended June 30, 1999. While cost reduction efforts continued to be successful, they were more than offset by the unfavorable impact of European foreign exchange rates during the quarter as well as by the strong growth of new product offerings for computer, mobile and certain small office and residential applications with lower margins.

Research, Development and Engineering. Research, development and engineering expenses for the quarter ended June 30, 2000 increased 2%, but decreased 1.8 percentage points relative to net sales, to $5.6 million (5.6% of net sales), compared to $5.5 million (7.4% of net sales) for the quarter ended June 30, 1999. The increase in these expenses is due to increased investments in our office, computer and mobile product lines and for new technology initiatives. The decline in the expenses relative to net sales was due in part to delays in hiring and commencing all programs that we have planned.

 Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 2000 increased 41% to $22.5 million (22.5% of net sales), compared to $15.9 million (21.3% of net sales) for the quarter ended June 30, 1999. Marketing expenses increased substantially due to increased activities including advertising campaigns, new product launches, international marketing and programs for our mobile and computer divisions. Variable selling expense and sales commissions increased in relation to incremental revenue. General and administrative expenses decreased as a percentage of net sales from the year ago quarter.

Operating Income. Operating income for the quarter ended June 30, 2000 increased 29%, but decreased 1.1 percentage points relative to net sales, to $29.1 million (29.0% of net sales), compared to $22.5 million (30.1% of net sales) for the quarter ended June 30, 1999. The decrease relative to net sales was due to the decline in gross margin coupled with substantial increases in marketing expenditures.

Interest Expense. Interest expense for fiscal 2001 is expected to be minimal.* In November 1999, we entered into a credit agreement with a major bank under which we have the right to borrow up to $100 million. We currently have no borrowings under this agreement.

Interest (Income) and Other Expense (Income). Interest (income) and other expense (income) for the quarter ended June 30, 2000 was $0.3 million in expense compared to $0.2 million in income for the quarter ended June 30, 1999. The net $0.5 million increase in expense was primarily due to costs incurred in connection with a secondary offering of stock by one of our stockholders.

Income Tax Expense Income tax expense for the quarter ended June 30, 2000 was $8.6 million compared to $7.2 million for the quarter ended June 30, 1999 and represented tax rates of 30% and 32%, respectively. The decrease in the overall tax rate was due to increased sales and profits in lower tax jurisdictions.

FINANCIAL CONDITION:

Liquidity. As of June 30, 2000, we had working capital of $94.3 million, including $46.1 million of cash and cash equivalents, compared with working capital of $78.3 million, including $40.3 million of cash and cash equivalents, at March 31, 2000. During the three months ended June 30, 2000, we generated $11.7 million of cash from operating activities, due primarily to $20.1 million in net income and an increase of $5.8 million in income taxes payable, offset by increases of $8.4 and $6.3 million in accounts receivable and inventory, respectively. In comparison, we generated $21.4 million in cash from operating activities for the three months ended June 30,



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

1999, due mainly to $15.4 million in net income and an increase of $7.7 million in income taxes payable, offset by increases of $1.7 million and $2.7 million in accounts receivable and inventory, respectively.

We have a $100.0 million revolving credit facility, including a $10.0 million letter-of-credit subfacility, with a major bank, both of which expire in November 2000. As of June 30, 2000, we had no cash borrowings under the revolving credit facility and $0.8 million outstanding under the letter-of-credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash balance and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter-of-credit subfacility, will be sufficient to fund operations for at least the next 12 months.

Investing Activities. Capital expenditures of $1.7 million in the three months ended June 30, 2000 were incurred principally in tooling, leasehold improvements and investments in computer and software upgrades.

Financing Activities. In the three months ended June 30, 2000, we reissued through employee benefit plans 40,482 shares of our treasury stock for approximately $1.0 million and repurchased 333,900 shares of our common stock for approximately $10.0 million. As of June 30, 2000, approximately 220,821 shares remained under the repurchase plan authorized in the fourth quarter of fiscal 1999.

We received approximately $2.6 million in proceeds from the exercise of stock options during the three months ended June 30, 2000. The maximum aggregate number of shares that may be issued under the 1993 Stock Plan is 18,927,726 shares.



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A NUMBER OF CAUSES OUTSIDE OUR CONTROL.

        Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

        ~       changes in demand for our products;

        ~       timing and size of orders from customers;

        ~ cancellations or delays of deliveries of components and subassemblies by our suppliers;

        ~ variances in the timing and amount of engineering and operating expenses;

        ~       distribution channel volume variations;

        ~       delays in shipments of our products;



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

        ~       product returns and customer credits;

        ~       new product introductions by us or our competitors;

        ~       entrance of new competitors;

        ~       increases in the costs of our components and subassemblies;

        ~       price erosion;

        ~       changes in the mix of products sold by us;

        ~       seasonal fluctuations in demand; and

        ~       general economic conditions.

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

IF WE DO NOT MATCH PRODUCTION TO DEMAND WE WILL BE AT RISK OF LOSING BUSINESS OR OUR GROSS MARGINS COULD BE ADVERSELY AFFECTED.

        Historically, we have seen steady increases in customer demand for our products and have generally been able to increase production to meet that demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast. Significant unanticipated fluctuations in demand could cause the following operating problems, among others:

    ~ If demand increases beyond that forecasted, we would have to rapidly increase production. We depend on suppliers to provide additional volumes of components and subassemblies, and, therefore, might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to competitive sources of supply to meet their needs, there could be a long-term impact on our revenues.


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

        ~ Rapid increases in production levels to meet unanticipated demand could result in higher costs for components and subassemblies, increased expenditures for freight to expedite delivery of required materials, and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins.

        ~ If forecasted demand does not develop, we could have excess production or excess capacity. Excess production could result in higher inventories of finished products, components and subassemblies. If we were unable to sell these inventories, we would have to write off some or all of our inventories of obsolete products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins.

Any of the foregoing problems could materially adversely affect our business, financial condition and results of operations.

WE DEPEND ON OUR SUPPLIERS AND FAILURE OF OUR SUPPLIERS TO PROVIDE QUALITY COMPONENTS OR SERVICES IN A TIMELY MANNER COULD ADVERSELY AFFECT OUR RESULTS.

We buy components and subassemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such components are essential to the successful production and sale of our products. Obtaining components and subassemblies entails various risks, including the following:

        ~ Prices of components and subassemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

        ~ We obtain certain subassemblies, components and products from single suppliers, and alternate sources for these items are not readily available. To date, we have experienced only minor interruptions in the supply of these subassemblies, components and products, none of which has significantly affected our results of operations. However, an interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations.

        ~ Most of our suppliers are not obligated to continue to provide us with components and subassemblies. Rather, we buy most components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those components and subassemblies. This would materially adversely affect our business, financial condition and results of operations.

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



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

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



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

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

WE HAVE SIGNIFICANT FOREIGN OPERATIONS AND THERE ARE INHERENT RISKS IN OPERATING ABROAD.

        Approximately 33.5% of our net sales in fiscal 2000 were derived from customers outside the United States, compared with approximately 30.5% of our net sales in fiscal 1999. In the first fiscal quarter of fiscal 2001, approximately 32.8% of our net sales were derived from customers outside the United States. In addition, we conduct substantially all of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. The inherent risks of international operations, particularly in Mexico, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

        ~       cultural differences in the conduct of business;

        ~       greater difficulty in accounts receivable collection;

        ~       unexpected changes in regulatory requirements;

        ~       tariffs and other trade barriers;

        ~       economic and political conditions in each country;

        ~ management and operation of an enterprise spread over various countries; and

        ~       burden of complying with a wide variety of foreign laws.



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

        In calendar 2000, the value of major European currencies has dropped against the U.S. dollar. To date, we have partially but not fully reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we may have to effectively reduce our current prices further, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a material adverse effect on our business, financial condition and results of operations.

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



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

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

        Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones. We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but that research in this area is incomplete. If research was to establish a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for our mobile headsets. There is also continuing and increasing public controversy over the use of mobile telephones by operators of motor vehicles. While we believe that our products enhance driver safety by permitting a motor vehicle operator to generally be able to keep both hands free to operate the vehicle, there is no certainty that this is the case and we may be subject to claims arising from allegations that use of a mobile telephone and headset contributed to a motor vehicle accident. We maintain product liability insurance and general liability insurance which we believe would cover any such claims. However, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.

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

THE SEC MAY DETERMINE THAT OUR ACCOUNTANTS ARE NOT INDEPENDENT.

Until June 4, 2000, our independent public accountants, PricewaterhouseCoopers LLP, performed payroll and bookkeeping services for our Hong Kong sales office, an immaterial operation with one employee, no assets or equity, and no authority to conclude any sales on behalf of Plantronics. The selling, general and administrative expenses incurred by our Hong Kong office accounted for 0.38,
0.53 and 0.64 percent of our total selling, general and administrative expenses for fiscal years 2000, 1999 and 1998, respectively. PricewaterhouseCoopers received



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

fees for these services of approximately $10,000, or approximately 7% of total audit fees, in each of fiscal years 2000, 1999 and 1998. Due to the immaterial nature of our Hong Kong office's operations, PricewaterhouseCoopers performed no audit work on that office's financial statements for fiscal years 2000, 1999 or 1998. However, this level of compensation for bookkeeping services compared to the compensation for audit services exceeds certain guidance from the Securities and Exchange Commission for the determination of accountant independence. PricewaterhouseCoopers has represented to the SEC and to us that all affected audits were conducted with an objective state of mind and the requisite degree of professional skepticism. Payroll and bookkeeping services for our Hong Kong office are now being performed by KPMG LLP. KPMG also conducted an audit of the prior bookkeeping work done by PricewaterhouseCoopers and determined that the records had been kept in a manner consistent with applicable accounting principles. However, the SEC might not concur with PricewaterhouseCoopers's view that it was independent under the applicable SEC rules. If the SEC determines that PricewaterhouseCoopers is or was not independent, we might be required to engage a different outside auditing firm on a prospective basis and we might be required to have that firm re-audit our previous years' financial statements. We cannot predict whether the SEC will require a re-audit or what effect a re-audit might have on Plantronics.

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



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

CITICORP VENTURE CAPITAL HAS SIGNIFICANT CONTROL OVER OUR BUSINESS.

        Our largest stockholder, Citicorp Venture Capital, Ltd. ("CVC"), beneficially owns 10,077,504 shares of our common stock (excluding any shares that may be owned by employees of CVC or its affiliates), which represents approximately 20.6% of our outstanding common stock as of August 8, 2000. We also have an agreement with CVC under which it is entitled to have up to two of its designees serve on our Board of Directors, depending on the level of CVC's continuing stock ownership. Messrs. Robert F. B. Logan, M. Saleem Muqaddam and John M. O'Mara are currently serving as CVC's designees under that agreement (having been nominated for election in a period in which the agreement with CVC required us to nominate and support the election of three designees of CVC). In addition, our bylaws contain provisions that require a two-thirds (66 2/3%) supermajority vote of the Board of Directors to approve certain transactions, including amendments of our Certificate of Incorporation, certain provisions of our bylaws, mergers and sales of substantial assets, acquisitions of other companies and sales of capital stock. These provisions may have the effect of giving a small number of directors the ability to block such transactions.

WE HAVE SEVERAL SIGNIFICANT STOCKHOLDERS AND, GIVEN THE LOW TRADING VOLUME OF OUR STOCK, IF THEY SELL THEIR SHARES IN A SHORT PERIOD OF TIME, WE COULD SEE AN ADVERSE AFFECT ON THE MARKET PRICES OF OUR STOCK.

        As of August 8, 2000, we had 48,922,654 shares of common stock outstanding and in the public market. All of these shares are freely tradable except for approximately 11,100,000 shares held by affiliates of Plantronics (including CVC and the directors and officers of Plantronics). These approximately 11,100,000 shares may only be sold in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission. Some of our current stockholders, including CVC and certain of our directors, also have certain contractual rights to require Plantronics to register their shares for public sale. Approximately 8,100,000 additional shares are subject to outstanding stock options as of August 8, 2000. As of August 8, 2000, Ms. Louise Cecil, the widow of our former CEO and Chairman, Robert S. Cecil, holds options on approximately 510,600 shares of our common stock, transferred to her by Mr. Cecil during his life. She has registered those shares for resale and can sell any or all of those shares at any time.

        Plantronics stock is not heavily traded. Our average daily trading volume in twelve calendar month period prior to August 8, 2000 was approximately 94,068 shares per day with a median volume in that period of 66,000 shares per day (volume not split-adjusted). Sales of a substantial number of shares of common stock in the public market by CVC or any of our officers, directors or other stockholders could adversely affect the prevailing market price of the common stock and impair our ability to raise capital through the sale of equity securities.


PART 1, ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Plantronics considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." Plantronics had no holdings of derivative financial or commodity instruments at June 30, 2000. Plantronics believes it has minimal exposure to financial market risks and risks associated with changes in foreign currency exchange rates at this time.



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


(a) The 2000 Annual Meeting of Stockholders of Plantronics, Inc. (the "Company") was held at The Museum of Art History at the McPherson Center, 705 Front Street, Santa Cruz, California on June 29, 2000 (the "Annual Meeting").

(b) At the Annual Meeting, the following seven individuals were elected to the Company's Board of Directors, constituting all members of the Board of Directors. All votes reflect the Company's recent stock split.

        Nominee                Votes Cast For        Withheld or Against
        -------                --------------        -------------------
        S. Kenneth Kannappan   44,047,515              230,349
        Robert F.B. Logan      44,038,260              239,604
        M. Saleem Muqaddam     44,039,034              238,830
        John Mowbray O'Mara    44,036,859              241,005
        Trude C. Taylor        44,037,030              240,834
        Marvin Tseu            44,045,682              232,182
        David A. Wegmann       44,039,370              238,494


(c) The following additional proposals were considered at the Annual Meeting and were approved by the vote of the Stockholders, in accordance with the tabulation shown below.

        (1) Proposal to amend the 1993 Stock Plan to increase by 2,550,000 shares the number of shares of common stock authorized for issuance under the plan.

               Votes For            Votes Against         Abstain       Broker Non-Vote
               ---------            -------------         -------       ---------------
               29,476,746           9,611,784             487,686       4,701,648

        (2) Proposal to amend the 1993 Director's Stock Option Plan to increase by 120,000 shares the number of shares of common stock authorized for issuance under the plan.

               Votes For            Votes Against         Abstain       Broker Non-Vote
               ---------            -------------         -------       ---------------
               31,093,845           8,016,570             493,701        4,673,748

        (3) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the fiscal year ending March 31, 2001.

               Votes For            Votes Against         Abstain
               ---------            -------------         -------
               39,420,867           4,835,175             21,822

ITEM 5.  OTHER INFORMATION


On June 29, 2000, our Board of Directors approved an increase in the membership of the Board of Directors increased by one to eight (8) members and elected Patti Hart to fill the newly created vacancy. Ms. Hart is President and Chief Executive Officer of Telocity, Inc., a leading provider of broadband services to the residential market. Prior to joining Telocity, Ms. Hart was at Sprint Corporation, where she served as President and Chief Operating Officer of Sprint's Long Distance Division from February 1994 through April 1999. Ms. Hart is also a member of the board of directors of Brigade Solutions, Mariner Networks, Illinois State University Foundation, Starbright Foundation, Committee of 200 and Steppenwolf Theatre in Chicago, Illinois.



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K


(a) Exhibits. The following exhibit is filed as part of this Quarterly Report on Form 10-Q.

        Exhibit
        Number       Description
        ------       -----------
          27         Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended June 30, 2000.

Items 1, 2 and 3 are not applicable and have been omitted.



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           PLANTRONICS, INC.
                                           (Registrant)


AUGUST 15, 2000                       /s/  Barbara V. Scherer
---------------                      ------------------------------------
(Date)                                     (Signature)

                                           Barbara V.  Scherer
                                           Senior Vice President - Finance and
                                           Administration and Chief Financial
                                           Officer

                                           (Principal Financial Officer and Duly
                                           Authorized Officer of the Registrant)



       See Notes to Unaudited Condensed Consolidated Financial Statements

                               INDEX TO EXHIBITS

        Exhibit
        Number       Description
        ------       -----------
          27         Financial Data Schedule