Form 10-Q
period 2000-09-30
PLANTRONICS INC /CA/
filed 2000-11-14
CIK 914025

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to _____________________

Commission File Number 1-12696


                                PLANTRONICS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                         77-0207692
 (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)

       345 Encinal Street
      Santa Cruz, California                                    95060
                                                              (Zip Code)
 (Address of principal executive offices)

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

                                 YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at November 10,
                                                     2000
  Common Stock, $.01 par value                    49,248,584

                                PLANTRONICS, INC.
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31,      SEPTEMBER 30,
                                                                   2000             2000
                                                                =========      =============
ASSETS

Current assets:
    Cash and cash equivalents                                   $  40,271        $  44,315
    Marketable securities                                           5,038           10,095
    Accounts receivable, net                                       48,481           63,574
    Inventory, net                                                 33,752           48,461
    Deferred income taxes                                           6,721            6,553
    Other current assets                                            1,603            2,100
                                                                ---------        ---------
                                                                  135,866          175,098
Property, plant and equipment, net                                 23,577           27,040
Other assets                                                       10,587            9,895
                                                                ---------        ---------
       Total assets                                             $ 170,030        $ 212,033
                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $ 11,447         $ 10,252
    Accrued liabilities                                            34,330           28,803
    Income taxes payable                                           11,783           14,655
                                                                ---------        ---------
       Total current liabilities                                   57,560           53,710
Deferred tax liability                                              7,094            6,577
                                                                ---------        ---------
       Total liabilities                                           64,654           60,287
                                                                ---------        ---------

Stockholders' equity:
    Common stock, $0.01 par value per share; 100,000 shares
      authorized, 57,582 shares and 58,347 shares issued
      and outstanding                                                 576              583
    Additional paid-in capital                                    114,355          130,376
    Accumulated other comprehensive income                           (891)            (891)
    Retained Earnings                                             134,076          174,920
                                                                ---------        ---------
                                                                  248,116          304,988
    Less: Treasury stock (common: 8,685 and 8,971) at cost       (142,740)        (153,242)
                                                                ---------        ---------
       Total stockholders' equity                                 105,376          151,746
                                                                ---------        ---------
       Total liabilities and stockholders' equity               $ 170,030        $ 212,033
                                                                =========        =========


      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                      PART I, ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      QUARTER ENDED               SIX MONTHS ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  1999            2000             1999            2000
                                              =============   =============   =============   =============
Net sales                                       $  72,038       $ 103,940       $ 146,753      $ 204,292

Cost of sales                                      29,532          45,879          60,324         88,974
                                                ---------       ---------       ---------      ---------
      Gross profit                                 42,506          58,061          86,429        115,318
                                                ---------       ---------       ---------      ---------

Operating expense:
      Research, development and
      engineering                                   5,089           6,813          10,588         12,448
      Selling, general and
      administrative                               15,976          21,515          31,914         44,056
                                                ---------       ---------       ---------      ---------
        Total operating expenses                   21,065          28,328          42,502         56,504
                                                ---------       ---------       ---------      ---------
Operating income                                   21,441          29,733          43,927         58,814

Interest and other expense (income), net             (497)            104            (661)           466
                                                ---------       ---------       ---------      ---------
Income before income taxes                         21,938          29,629          44,588         58,348
Income tax expense                                  7,022           8,889          14,268         17,504
                                                ---------       ---------       ---------      ---------
Net income                                      $  14,916       $  20,740       $  30,320      $  40,844
                                                =========       =========       =========      =========

Basic earnings per common share                 $    0.30       $    0.42       $    0.61      $    0.83
                                                =========       =========       =========      =========
       Shares used in basic per share
      calculations                                 49,971          49,110          50,106         49,031
                                                =========       =========       =========      =========

Diluted earnings per common share               $    0.28       $    0.39       $    0.56      $    0.77
                                                =========       =========       =========      =========
      Shares used in diluted per share
      calculations                                 53,508          53,683          53,853         53,226
                                                =========       =========       =========      =========

      See Notes to Unaudited Condensed Consolidated Financial Statement

                                      PLANTRONICS, INC.
                            PART I, ITEM 1. FINANCIAL STATEMENTS
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                ------------------------------
                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                    1999            2000
                                                                ==============  ==============

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $   30,320      $   40,844
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     1,620           3,005
      Deferred income taxes                                            (2,711)           (349)
      Provision for doubtful accounts                                     124             130
      Income tax benefit associated with stock options                  6,818           8,905
    Changes in assets and liabilities:
      Accounts receivable                                               1,133         (15,223)
      Inventory                                                        (6,842)        (14,709)
      Other current assets                                              6,467            (554)
      Other assets                                                        260              96
      Accounts payable                                                 (1,528)         (1,195)
      Accrued liabilities                                                (952)         (5,527)
      Income taxes payable                                              1,161           2,873
                                                                   ----------      ----------
Cash provided by operating activities                                  35,870          18,296
                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of marketable securities                      --           7,750
    Purchase of marketable securities                                  (8,800)        (12,750)
    Capital expenditures                                               (3,235)         (5,870)
                                                                   ----------      ----------
Cash used for investing activities                                    (12,035)        (10,870)
                                                                   ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                        (32,312)        (10,982)
    Proceeds from sale of treasury stock                                1,119           1,902
    Proceeds from exercise of stock options                             2,618           5,698
                                                                   ----------      ----------
Cash used for financing activities                                    (28,575)         (3,382)
                                                                   ----------      ----------

Net increase in cash and cash equivalents                              (4,740)          4,044
Cash and cash equivalents at beginning of period                       42,999          40,271
                                                                   ----------      ----------
Cash and cash equivalents at end of period                         $   38,259      $   44,315
                                                                   ==========      ==========
Supplemental disclosures of cash flow information:
    Cash paid for:
      Interest                                                     $       14      $       40
      Income taxes                                                 $   10,650      $    8,293

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

NOTE 2. PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31 and the second fiscal quarter-end is the last Saturday in September. For purposes of presentation, the Company has indicated its accounting year ending on March 31 or the month-end for interim quarterly periods. Plantronics' fiscal quarters ended September 30, 1999 and September 30, 2000 consisted of thirteen weeks each.

NOTE 3.  DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                               MARCH 31,   SEPTEMBER 30,
                                                                  2000          2000
                                                              ==========   =============
    Accounts receivable, net:
       Accounts receivable from customers                     $ 50,625       $ 65,848
       Allowance for doubtful accounts                          (2,144)        (2,274)
                                                              --------       --------
                                                              $ 48,481       $ 63,574
                                                              ========       ========
    Inventory, net:
       Finished goods                                         $ 17,887       $ 29,036
       Work in process                                           1,540          1,388
       Purchased parts                                          14,325         18,037
                                                              --------       --------
                                                              $ 33,752       $ 48,461
                                                              ========       ========

    Property, plant and equipment, net:
       Land                                                   $  4,693       $  4,693
       Buildings and improvements (useful lives: 7-30  years)   11,296         12,008

       Machinery and equipment (useful lives: 2-8 years)        38,341         43,499
                                                              --------       --------
                                                                54,330         60,200
          Less accumulated depreciation                        (30,753)       (33,160)
                                                              --------       --------
                                                              $ 23,577       $ 27,040
                                                              ========       ========

NOTE 4. FOREIGN CURRENCY TRANSACTIONS. The Company's functional currency for all operations is the U.S. dollar. Accordingly, gains and losses resulting from the remeasurement of the financial statements of foreign subsidiaries into U.S. dollars are included in other expense (income) in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are also included in other expense (income). Aggregate exchange losses in the fiscal quarter ended September 30, 2000 were approximately $0.8 million, compared to approximately $0.2 million in the period ended September 30, 1999.

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

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:


                                                                  QUARTER ENDED               SIX MONTHS ENDED
                                                          ----------------------------  ----------------------------
(in thousands, except earnings per share)                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                              1999           2000           1999           2000
                                                          -------------  -------------  -------------  -------------
Net income                                                   $14,916         $20,740       $30,320         $40,844
                                                             =======         =======       =======         =======

Weighted average shares - basic                               49,971          49,110        50,106          49,031
Effect of dilutive securities - employee stock options         3,537           4,573         3,747           4,195
                                                             -------         -------       -------         -------

Weighted average shares - diluted                             53,508          53,683        53,853          53,226
                                                             =======         =======       =======         =======

Net earnings per common share - basic                        $  0.30         $  0.42       $  0.61         $  0.83
                                                             =======         =======       =======         =======
Net earnings per common share - diluted                      $  0.28         $  0.39       $  0.56         $  0.77
                                                             =======         =======       =======         =======

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

NOTE 7. INCOME TAXES. Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. The Company recorded income tax expenses of $ 7.0 million and $ 8.9 million for the three months ended September 30, 1999 and September, 2000, respectively, and $ 14.3 million and $ 17.5 million for the six months ended September 30, 1999 and September 30, 2000, respectively. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

NOTE 8. COMPREHENSIVE INCOME. Comprehensive income was the same as net income for all periods presented. Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative translation adjustments from local currencies to the functional currency in prior years.

NOTE 9. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.


OPERATING SEGMENT

We organize the reporting segments based on geographic areas. The nature of our products (telecommunications equipment), development, manufacturing, marketing and servicing are similar in each geographic area. We evaluate segment performance based on profit or loss from operations before interest expense, foreign exchange gains and losses and income taxes. No one customer accounted for 10% or more of total revenue from consolidated sales for the quarters ended September 30, 2000 and 1999.

GEOGRAPHIC SEGMENTS

In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. Costs directly and indirectly incurred in generating revenues are similarly assigned.


      See Notes to Unaudited Condensed Consolidated Financial Statements

                               PLANTRONICS, INC.
                      PART I, ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                     QUARTER ENDED                  SIX MONTHS ENDED
                                             -----------------------------    -----------------------------
                                             SEPTEMBER 30,  SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                  1999          2000              1999            2000
                                             =============  =============     =============   =============
Net revenues from unaffiliated customers:
   United States                                $ 46,721        $ 71,500         $  97,446      $ 138,967
   International                                  25,317          32,440            49,307         65,325
                                                --------       ---------         ---------      ---------
                                                $ 72,038       $ 103,940         $ 146,753      $ 204,292
                                                ========       =========         =========      =========

Intersegment revenues                           $ 21,909       $  31,585         $  44,950      $  69,616
                                                ========       =========         =========      =========
Operating profit:
   United States                                $ 13,433       $  19,918         $  28,873      $  39,639
   International                                   8,008           9,815            15,054         19,175
                                                --------       ---------         ---------      ---------
                                                $ 21,441       $  29,733         $  43,927      $  58,814
                                                ========       =========         =========      =========


                                                                                 MARCH 31,   SEPTEMBER 30,
                                                                                   2000           2000
                                                                                 =========   =============
Property, plant and equipment, net:
   United States                                                                  $ 15,370       $ 16,200
   International                                                                     8,207         10,840
                                                                                  --------       --------
                                                                                  $ 23,577       $ 27,040
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



      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS



CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statement related to the sufficiency of cash to fund operations for at least the next 12 months set out in the last paragraph in the subsection headed "Liquidity" under Financial Condition, the guidance concerning future revenues and earnings set out in the section headed "Business Outlook," and certain statements marked with an asterisk ("*") in the section titled "Risk Factors Affecting Future Operating Results." In addition, the Company may from time to time make oral forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, the Company's annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results." We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.


                                          QUARTER ENDED                 SIX MONTHS ENDED
                                  ----------------------------   -----------------------------
                                  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                      1999           2000            1999            2000
                                  =============  =============   =============   =============
Net sales                            100.0%          100.0%          100.0%         100.0%

Cost of sales                         41.0            44.1            41.1           43.6
                                     -----           -----           -----          -----
      Gross profit                    59.0            55.9            58.9           56.4
                                     -----           -----           -----          -----

Research and development               7.1             6.6             7.2            6.1
Selling, general and admin            22.2            20.7            21.8           21.6
                                     -----           -----           -----          -----
     Total operating expenses         29.3            27.3            29.0           27.7
                                     -----           -----           -----          -----

Operating income                      29.7            28.6            29.9           28.7
Other (income) expense                -0.7             0.1            -0.5            0.2
                                     -----           -----           -----          -----
ncome before income taxes             30.4            28.5            30.4           28.5
Income tax expense                     9.7             8.5             9.7            8.5
                                     -----           -----           -----          -----

Net income                            20.7%           20.0%           20.7%          20.0%
                                     =====           =====           =====          =====


      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS



Net Sales. Net sales for the quarter ended September 30, 2000 increased by 44.3% to $103.9 million, compared to $72.0 million for the quarter ended September 30, 1999. Net sales for the six months ended September 30, 2000 were $204.3 million compared to $146.8 million for the six months ended September 30, 1999, an increase of 39.2%. Revenues increased in almost every channel or business unit with particular strength in US OEM, Retail, and International. Contributing to the growth in these channels were significant increases in sales of our mobile and computer products.

Gross Profit. Gross profit for the quarter ended September 30, 2000 increased 36.6% to $58.1 million, compared to $42.5 million for the quarter ended September 30, 1999. Gross profit for the first two quarters of fiscal 2000 was $115.3 million, an increase of 33.4% over the comparable period of fiscal 1999. For the quarter ended September 30, 2000, gross profit was 55.9% of net sales, a decrease of 3.1% compared to the gross profit of 59.0% of net sales for the quarter ended September 30, 1999. While cost reduction efforts continued to be successful, they were more than offset by the unfavorable impact of European foreign exchange rates during the quarter as well as by the strong growth of new product offerings for computer, mobile and certain small office and residential applications with lower margins.

Research, Development and Engineering. Research, development and engineering expenses for the quarter ended September 30, 2000 increased 33.9% to $6.8 million (6.6% of net sales), compared to $5.1 million (7.1% of net sales) for the quarter ended September 30, 1999. Expenses for the first half of fiscal 2000 were $12.4 million compared to $10.6 million for the first half of fiscal 1999. The increase in these expenses is due to increased investments in our office, computer and mobile product lines and for new technology initiatives.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 2000 increased 34.7% to $21.5 million (20.7% of net sales), compared to $16.0 million (22.2% of net sales) for the quarter ended September 30, 1999. For the first half of fiscal 2000, expenses were $44.1 million, an increase of $12.1 million over the first half of fiscal 1999. Marketing expenses increased substantially due to increased activities including advertising campaigns, new product launches, international marketing and programs for our mobile and computer divisions. Variable selling expense and sales commissions increased in relation to incremental revenue. General and administrative expenses decreased as a percentage of net sales from the year ago quarter.

Operating Income. Operating income for the quarter ended September 30, 2000 increased 38.7% to $29.7 million, compared to $21.4 million for the quarter ended September 30, 1999. However as a percent of net sales, operating income decreased 1.1 percentage points to 28.6% of net sales for the quarter ended September 30, 2000 compared to 29.7% of net sales for the quarter ended September 30, 1999. For the first half of fiscal 2000, operating income was $58.8 million compared to $43.9 million for the first half of fiscal 1999. The decrease relative to net sales was due to the decline in gross margin coupled with substantial increases in marketing expenditures.

Interest Expense. Interest expense for fiscal 2001 is expected to be minimal.* In November 1999, we entered into a credit agreement with a major bank under which we have the right to borrow up to $100 million. We currently have no borrowings under this agreement.

Interest (Income) and Other Expense (Income). Interest (income) and other expense (income) for the quarter ended September 30, 2000 was $0.1 million in expense compared to $0.5 million in income for the quarter ended September 30, 1999. Interest (income) and other expense (income) for the second quarter of fiscal 2000 was $0.4 million in expense compared to $0.7 million in income for the second quarter of fiscal 1999. The increase in expense was primarily due to foreign exchange losses as described in Note 4.

Income Tax Expense Income tax expense for the quarter ended September 30, 2000 was $8.9 million compared to $7.0 million for the quarter ended September 30, 1999 and represented tax rates of 30% and 32%, respectively. The decrease in the overall tax rate was due to increased sales and profits in lower tax jurisdictions, including intersegment revenues on which lower tax jurisdictions earn a profit.

FINANCIAL CONDITION:


      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS



Liquidity. As of September 30, 2000, we had working capital of $121.4 million, including $44.3 million of cash and cash equivalents, compared with working capital of $78.3 million, including $40.3 million of cash and cash equivalents, at March 31, 2000. During the six months ended September 30, 2000, we generated $18.3 million of cash from operating activities, due primarily to $40.8 million in net income and a tax benefit on stock options exercised of $8.9 million, offset by increases of $15.2 and $14.7 million in accounts receivable and inventory, respectively. In comparison, we generated $35.9 million in cash from operating activities for the six months ended September 30, 1999, due mainly to $30.3 million in net income and an income tax refund of $6.8 million.

We have a $100.0 million revolving credit facility, including a $10.0 million letter-of-credit subfacility, with a major bank, both of which expire in November 2000. This revolving credit facility has recently been renegotiated with a new expiration date of November 25, 2001. As of September 30, 2000, we had no cash borrowings under the revolving credit facility and $0.7 million outstanding under the letter-of-credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash balance and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter-of-credit subfacility, will be sufficient to fund operations for at least the next 12 months.

Investing Activities. Capital expenditures of $5.9 million in the six months ended September 30, 2000 were incurred principally in tooling, leasehold improvements related to facilities expansion and investments in computer and software upgrades.

Financing Activities. In the six months ended September 30, 2000, we reissued through employee benefit plans 74,272 shares of our treasury stock for approximately $1.9 million and repurchased 358,900 shares of our common stock for approximately $11.0 million. As of September 30, 2000, approximately 195,821 shares remained under the repurchase plan authorized in the fourth quarter of fiscal 1999.

We received approximately $5.7 million in proceeds from the exercise of stock options during the six months ended September 30, 2000. The maximum aggregate number of shares that may be issued under the 1993 Stock Plan is 18,927,726 shares.

BUSINESS OUTLOOK

The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially.

      o The Company expects revenues for the third quarter of fiscal 2001 to be up sequentially from the second quarter.

      o The Company expects that earnings per share in the third quarter of fiscal 2001, ending December 30, 2000, to be approximately $0.40 per share.

      o The target earnings per share for the fourth quarter of fiscal 2001, ending March 31, 2001, are $0.41 per share and full fiscal year 2001 target earnings per share are $1.58.

      o The Company has a target of approximately $1.88 earnings per share for fiscal 2002, ending March 30, 2002.

We do not intend to update these targets during the quarter or to report on our progress toward these targets. We will not comment on these targets to analysts or investors except by our next press release announcing its third quarter results or by other public disclosure. Any statements by persons outside Plantronics speculating on the




      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS


progress of the quarter will not be based on our internal information and should be assessed accordingly by investors. The statements do not reflect the potential impact of any mergers or acquisitions that may be completed after the date of this release.

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


      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS



      o     delays in shipments of our products;

      o     product returns and customer credits;

      o insolvency of purchasers of our products or failure of purchasers of our products to pay amounts due to us;

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


      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS


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

We buy components and subassemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining components, subassemblies and finished products entails various risks, including the following:

      o Prices of components and subassemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

      o We obtain certain subassemblies, components and products from single suppliers, and alternate sources for these items are not readily available. To date, we have experienced only minor interruptions in the supply of these subassemblies, components and products, none of which has significantly affected our results of operations. However, an interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations.

      o Due to the lead times required in order to obtain certain subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the subassemblies, components and products. In the second quarter of fiscal 2001, we experienced a substantial rise in finished good inventories in part

      o resulting from purchases of finished products from our suppliers in excess of demand. Failure in the future to match the timing of purchases of subassemblies, components and products to demand would materially adversely affect our business, financial condition and results of operations.

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


      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS



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

On October 4, 2000, GN Netcom announced that it had signed an agreement to acquire Hello Direct, Inc., a retail channel seller of communications products and a customer of Plantronics. On November 8, 2000, GN Netcom announced that it had completed its tender for the shares of Hello Direct stock and that it planned to proceed promptly to complete that acquisition. On October 25, 2000, we announced that we have terminated our contract for the supply of products to Hello Direct due to the impending acquisition of Hello Direct, Inc. by GN Netcom. It is not clear how this merger will affect us other than the termination of the product purchase contract, which we do not believe will have a material adverse affect.* However, the acquisition by GN Netcom of Hello Direct does give it a directly owned retail channel presence it did not have before the acquisition.

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

We anticipate that we will also face additional competition from companies, principally located in the Far East, which offer very low cost headset products, including products, which are modeled on or direct copies of our products. These new competitors are likely to offer very low cost products which may result in price pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

We believe that important competitive factors for us are product reliability, product features, customer service and support, reputation, distribution, ability to meet delivery schedules, warranty terms, product life and price. If we do


      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS



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


      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS


WE HAVE SIGNIFICANT FOREIGN OPERATIONS AND THERE ARE INHERENT RISKS IN OPERATING ABROAD.

Approximately 33.5% of our net sales in fiscal 2000 were derived from customers outside the United States, compared with approximately 30.5% of our net sales in fiscal 1999. In the second quarter of fiscal 2001, approximately 31.2% of our net sales were derived from customers outside the United States. In addition, we conduct substantially all of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. The inherent risks of international operations, particularly in Mexico, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

      o     cultural differences in the conduct of business;

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

OUR FOREIGN OPERATIONS PUT US AT RISK OF LOSS IF THERE ARE MATERIAL CHANGES IN CURRENCY VALUES AS COMPARED TO THE U.S. DOLLAR.

A significant portion of our business is conducted in currencies other than the U.S. dollar. As a result, fluctuations in exchange rates create risk to us in both the sale of our products and our purchase of supplies. Fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. In calendar 2000, the value of major European currencies has dropped against the U.S. dollar, resulting in currency transaction losses. Although we do not currently engage in any hedging activities to mitigate exchange rate risks, we continually evaluate programs to reduce our foreign currency exposure. However, there can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations.

WE MAY BE EXPERIENCING A NON-SUSTAINABLE INCREASE IN SALES AS A RESULT OF PENT-UP DEMAND FROM Y2K CONCERNS.

Our results for the first part of calendar year 2000 may not be indicative of longer-term market conditions. Our results of operations for the first and second quarters of fiscal 2001 may reflect a non-sustainable rebound from purchases by call center and office customers who delayed investment in new call centers or information technologies due to concerns over the effects of Y2K.

      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS


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

Our success will depend in part on our ability to protect our proprietary technology. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. We currently hold 36 United States patents and additional foreign patents and intend to continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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



      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS



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

THE SEC MAY DETERMINE THAT OUR ACCOUNTANTS ARE NOT INDEPENDENT.

Until June 4, 2000, our independent public accountants, PricewaterhouseCoopers LLP, performed payroll and bookkeeping services for our Hong Kong sales office, an immaterial operation with one employee, no assets or equity, and no authority to conclude any sales on behalf of Plantronics. The selling, general and administrative expenses incurred by our Hong Kong office accounted for 0.38,
0.53 and 0.64 percent of our total selling, general and administrative expenses for fiscal years 2000, 1999 and 1998, respectively. PricewaterhouseCoopers received fees for these services of approximately $10,000, or approximately 7% of total audit fees, in each of fiscal years 2000, 1999 and 1998. Due to the immaterial nature of our Hong Kong office's operations, PricewaterhouseCoopers performed no audit work on that office's financial statements for fiscal years 2000, 1999 or 1998. However, this level of compensation for bookkeeping services compared to the compensation for audit services exceeds certain guidance from the Securities and Exchange Commission for the determination of accountant independence. PricewaterhouseCoopers has represented to the SEC and to us that all affected audits were conducted with an objective state of mind and the requisite degree of professional skepticism. Payroll and bookkeeping services for our Hong Kong office are now being performed by KPMG LLP. KPMG also conducted an audit of the prior bookkeeping work done by PricewaterhouseCoopers and determined that the records had been kept in a manner consistent with applicable accounting principles. However, the SEC might not concur with PricewaterhouseCoopers's view that it was independent under the applicable SEC rules. If the SEC determines that PricewaterhouseCoopers is or was not independent, we might be required to engage a different outside auditing firm on a prospective basis and we might be required to have that firm re-audit our previous years' financial statements. We cannot predict whether the SEC will require a re-audit or what effect a re-audit might have on Plantronics.

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

      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS


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

As of November 10, 2000, we had 49,248,584 shares of common stock outstanding and in the public market. All of these shares are freely tradable except for approximately 11,100,000 shares held by affiliates of Plantronics (including CVC and the directors and officers of Plantronics). These approximately 11,100,000 shares may only be sold in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission. On October 30, 2000, CVC filed with the SEC a statement under Rule 144 of the Securities Act, stating its intent to sell 1,309,225 shares of our common stock.

Some of our current stockholders, including CVC and certain of our directors, also have certain contractual rights to require Plantronics to register their shares for public sale. Approximately 7,900,000 additional shares are subject to outstanding stock options as of November 10, 2000. As of November 10, 2000, Ms. Louise Cecil, the widow of our former CEO and Chairman, Robert S. Cecil, holds options on approximately 450,000 shares of our common stock,

      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS



transferred to her by Mr. Cecil during his life. She has registered those shares for resale and can sell any or all of those shares at any time.

Plantronics stock is not heavily traded. Our average daily trading volume in twelve calendar month period prior to August 8, 2000 was approximately 282,000 shares per day with a median volume in that period of 198,000 shares per day. Sales of a substantial number of shares of common stock in the public market by CVC or any of our officers, directors or other stockholders could adversely affect the prevailing market price of the common stock and impair our ability to raise capital through the sale of equity securities.


PART 1, ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Plantronics considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." Plantronics had no holdings of derivative financial or commodity instruments at September 30, 2000. Plantronics believes it has minimal exposure to financial market risks and risks associated with changes in foreign currency exchange rates at this time.



      See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K


(a) Exhibits. The following exhibit is filed as part of this Quarterly Report on Form 10-Q.


        Exhibit
        Number        Description
        -------      ------------

          27        Financial Data Schedule

(b) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the fiscal quarter ended September 30, 2000.

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



                                          PLANTRONICS, INC.
                                          (Registrant)



NOVEMBER 14, 2000                          /s/  Barbara V. Scherer
----------------------                     ----------------------------
(Date)                                     (Signature)

                                           Barbara V.  Scherer
                                           Senior Vice President - Finance
                                           and Administration
                                           and Chief Financial Officer

                                           (Principal Financial Officer and
                                           Duly Authorized Officer of
                                           the Registrant)



      See Notes to Unaudited Condensed Consolidated Financial Statements

                               PLANTRONICS, INC.


                                 EXHIBIT INDEX


        Exhibit
        Number        Description
        -------      ------------

          27        Financial Data Schedule