Form 10-Q
period 2000-12-30
PLANTRONICS INC /CA/
filed 2001-02-13
CIK 914025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  __________________ to _________________

Commission File Number 1-12696


                                       PLANTRONICS, INC.
                    (Exact name of registrant as specified in its charter)

 ---------------------------------------    -----------------------------------
                Delaware                               77-0207692
 ---------------------------------------    -----------------------------------

     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

 ---------------------------------------    -----------------------------------
           345 Encinal Street
 ---------------------------------------    -----------------------------------
         Santa Cruz, California                            95060
 ---------------------------------------    -----------------------------------
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

                               YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding at December 30, 2000
    --------------------------------        --------------------------------
      Common Stock, $.01 par value                     49,169,304

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         MARCH 31,      DECEMBER 31,
                                                            2000            2000
                                                         ---------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                             $  40,271       $  53,637
   Marketable securities                                     5,038           7,856
   Accounts receivable, net                                 48,481          68,203
   Inventory, net                                           33,752          50,372
   Deferred income taxes                                     6,721           6,772
   Other current assets                                      1,603           1,275
                                                         ---------       ---------
         Total current assets                              135,866         188,115
Property, plant and equipment, net                          23,577          30,341
Other assets                                                10,587           9,957
                                                         ---------       ---------
         Total assets                                    $ 170,030       $ 228,413
                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  11,447       $   8,970
   Accrued liabilities                                      34,330          32,374
   Income taxes payable                                     11,783          18,118
                                                         ---------       ---------
         Total current liabilities                          57,560          59,462
Deferred tax liability                                       7,094           6,540
                                                         ---------       ---------
   Total liabilities                                        64,654          66,002
                                                         ---------       ---------

Stockholders' equity:
   Common stock, $0.01 par value per share;
      100,000 shares authorized, 57,582 shares
      and 58,508 shares issued and outstanding                 576             585
   Additional paid-in capital                              114,355         134,230
   Accumulated other comprehensive income                     (891)           (891)
   Retained Earnings                                       134,076         196,228
                                                         ---------       ---------
                                                           248,116         330,152
   Less: Treasury stock
         (common: 8,686 and 9,339) at cost                (142,740)       (167,741)
                                                         ---------       ---------
      Total stockholders' equity                           105,376         162,411
                                                         ---------       ---------
   Total liabilities and stockholders' equity            $ 170,030       $ 228,413
                                                         =========       =========

                                PLANTRONICS, INC.
                      PART I, ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            QUARTER ENDED                 NINE MONTHS ENDED
                                                     ----------------------------    ----------------------------
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         1999            2000            1999            2000
                                                     ------------    ------------    ------------    ------------
Net sales                                             $  76,059       $ 106,718       $ 222,812       $ 311,010
Cost of sales                                            30,946          47,277          91,270         136,250
                                                      ---------       ---------       ---------       ---------
      Gross profit                                       45,113          59,441         131,542         174,760
                                                      ---------       ---------       ---------       ---------

Operating expense:
      Research, development and engineering               5,080           7,097          15,668          19,544
      Selling, general and administrative                17,949          22,729          49,863          66,787
                                                      ---------       ---------       ---------       ---------
         Total operating expenses                        23,029          29,826          65,531          86,331
                                                      ---------       ---------       ---------       ---------
Operating income                                         22,084          29,615          66,011          88,429

Interest and other expense (income), net                   (575)           (825)         (1,236)           (360)
                                                      ---------       ---------       ---------       ---------
Income before income taxes                               22,659          30,440          67,247          88,789
Income tax expense                                        7,250           9,132          21,518          26,637
                                                      ---------       ---------       ---------       ---------
Net income                                            $  15,409       $  21,308       $  45,729       $  62,152
                                                      =========       =========       =========       =========

Basic earnings per common share                       $    0.31       $    0.43       $    0.92       $    1.27
                                                      =========       =========       =========       =========
      Shares used in basic per share
         calculations                                    48,999          49,233          49,737          49,098
                                                      =========       =========       =========       =========

Diluted earnings per common share                     $    0.30       $    0.40       $    0.86       $    1.17
                                                      =========       =========       =========       =========
      Shares used in diluted per share
         calculations                                    52,056          53,357          53,238          53,272
                                                      =========       =========       =========       =========

                                PLANTRONICS, INC.
                      PART I, ITEM 1. FINANCIAL STATEMENTS
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                           ---------------------------
                                                           DECEMBER 31,   DECEMBER 31,
                                                               1999           2000
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $ 45,729       $ 62,152
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            2,921          4,877
      Deferred income taxes                                   (2,594)          (605)
      Provision for doubtful accounts                            (47)           149
      Income tax benefit associated with stock options         6,830         10,129
  Changes in assets and liabilities:
      Accounts receivable                                      2,788        (19,871)
      Inventory                                              (11,831)       (16,620)
      Other current assets                                     6,496            309
      Other assets                                               284           (266)
      Accounts payable                                          (419)        (2,477)
      Accrued liabilities                                     (1,558)        (1,956)
      Income taxes payable                                     7,524          6,335
                                                            --------       --------
Cash provided by operating activities                         56,123         42,156
                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities of marketable securities               --         12,750
  Purchase of marketable securities                           (8,800)       (15,550)
  Capital expenditures                                        (5,094)       (10,745)
                                                            --------       --------
Cash used for investing activities                           (13,894)       (13,545)
                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                 (54,040)       (25,549)
  Proceeds from sale of treasury stock                         1,257          2,260
  Proceeds from exercise of stock options                      3,130          8,044
                                                            --------       --------
Cash used for financing activities                           (49,653)       (15,245)
                                                            --------       --------
Net increase (decrease) in cash and cash equivalents          (7,424)        13,366
Cash and cash equivalents at beginning of period              42,999         40,271
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 35,575       $ 53,637
                                                            ========       ========

Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                                $     21       $     68
    Income taxes                                            $ 11,695       $ 12,716

                                PLANTRONICS, INC.
                      PART I, ITEM 1. FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION. The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," the "Company" or the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and the Company's Amended Registration Statement on Form S-3 filed on June 13, 2000.

NOTE 2. PERIODS PRESENTED. The Company's fiscal year-end is the Saturday closest to March 31 and the third fiscal quarter-end is the last Saturday in December. For purposes of presentation, the Company has indicated its accounting year ending on March 31 or the month-end for interim quarterly periods. Plantronics' fiscal quarters ended December 31, 1999 and December 31, 2000 consisted of thirteen weeks each.

NOTE 3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                March 31,     December 31,
                                                                   2000           2000
                                                                ---------     ------------
      Accounts receivable, net:
         Accounts receivable from customers                      $ 50,625       $ 70,496
         Allowance for doubtful accounts                           (2,144)        (2,293)
                                                                 --------       --------
                                                                 $ 48,481       $ 68,203
                                                                 ========       ========

      Inventory, net:
         Finished goods                                          $ 17,887       $ 28,729
         Work in process                                            1,540          1,620
         Purchased parts                                           14,325         20,023
                                                                 --------       --------
                                                                 $ 33,752       $ 50,372
                                                                 ========       ========

      Property, plant and equipment, net:
         Land                                                    $  4,693       $  4,693
         Buildings and improvements
            (useful lives: 7-30 years)                             11,296         14,180
         Machinery and equipment (useful lives: 2-10 years)        38,341         46,201
                                                                 --------       --------
                                                                   54,330         65,074
            Less accumulated depreciation                         (30,753)       (34,733)
                                                                 --------       --------
                                                                 $ 23,577       $ 30,341
                                                                 ========       ========

NOTE 4. FOREIGN CURRENCY TRANSACTIONS. The Company's functional currency for all operations is the U.S. dollar. Accordingly, gains and losses resulting from the remeasurement of the financial statements of foreign subsidiaries into U.S. dollars are included in other expense (income) in the consolidated statement of operations. Gains and losses resulting from foreign currency transactions are also included in other expense (income). Aggregate exchange gains in the fiscal quarter ended December 31, 2000 were approximately $0.1 million. Aggregate exchange losses in the comparable period ended December 31, 1999 were immaterial. For the nine months ended December 31, 2000, aggregate exchange losses were $1.2 million, compared to losses of $0.6 million for the nine months ended December 31, 1999.

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

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                                   QUARTER ENDED               NINE MONTHS ENDED
                                                            ---------------------------   ---------------------------
(in thousands, except earnings per share)                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1999           2000           1999           2000
                                                            ------------   ------------   ------------   ------------
Net income                                                    $15,409        $21,308        $45,729        $62,152
                                                              =======        =======        =======        =======

Weighted average shares - basic                                48,999         49,233         49,737         49,098
Effect of dilutive securities - employee stock options          3,057          4,124          3,501          4,174
                                                              -------        -------        -------        -------

Weighted average shares - diluted                              52,056         53,357         53,238         53,272
                                                              =======        =======        =======        =======

Net earnings per common share - basic                         $  0.31        $  0.43        $  0.92        $  1.27
                                                              =======        =======        =======        =======

Net earnings per common share - diluted                       $  0.30        $  0.40        $  0.86        $  1.17
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

NOTE 7. INCOME TAXES. Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. The Company recorded income tax expenses of $ 7.3 million and $ 9.1 million for the three months ended December 31, 1999 and December 31, 2000, respectively, and $ 21.5 million and $ 26.6 million for the nine months ended December 31, 1999 and December 31, 2000, respectively. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

NOTE 8. COMPREHENSIVE INCOME. Comprehensive income was the same as net income for all periods presented. Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative translation adjustments from local currencies to the functional currency in prior years.

NOTE 9. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

OPERATING SEGMENT

We organize the reporting segments based on geographic areas. The nature of our products (telecommunications equipment), development, manufacturing, marketing and servicing are similar in each geographic area. We evaluate segment performance based on profit or loss from operations before interest expense, foreign exchange gains and losses and income taxes. No one customer accounted for 10% or more of total revenue from consolidated sales for the quarters ended December 31, 1999 and 2000.

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

                                                    ----------------------------    ----------------------------
                                                           QUARTER ENDED                  NINE MONTHS ENDED
                                                    ----------------------------    ----------------------------
                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                        1999            2000            1999            2000
                                                    ------------    ------------    ------------    ------------
Net revenues from unaffiliated customers:
   United States                                      $ 51,360        $ 75,801        $148,807        $214,768
   International                                        24,699          30,917          74,005          96,242
                                                      --------        --------        --------        --------
                                                      $ 76,059        $106,718        $222,812        $311,010
                                                      ========        ========        ========        ========

                                                      --------        --------        --------        --------
Intersegment revenues                                 $ 24,696        $ 38,496        $ 69,645        $108,112
                                                      ========        ========        ========        ========

Operating profit:
   United States                                      $ 14,691        $ 21,432        $ 43,564        $ 61,071
   International                                         7,393           8,183          22,447          27,358
                                                      --------        --------        --------        --------
                                                      $ 22,084        $ 29,615        $ 66,011        $ 88,429
                                                      ========        ========        ========        ========

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                        2000            2000
                                                                                      ---------     ------------
Property, plant and equipment, net:
   United States                                                                      $ 15,371        $ 18,762
   International                                                                         8,206          11,579
                                                                                      --------        --------
                                                                                      $ 23,577        $ 30,341
                                                                                      ========        ========

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

CERTAIN FORWARD LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statement related to the sufficiency of cash to fund operations for at least the next 12 months set out in the last paragraph in the subsection headed "Liquidity" under Financial Condition and certain statements marked with an asterisk ("*") in the section titled "Risk Factors Affecting Future Operating Results." In addition, the Company may from time to time make oral forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, the Company's annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results." We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.

                                               ------------------------------      ------------------------------
                                                        Quarter Ended                     Nine Months Ended
                                               ------------------------------      ------------------------------
                                               December 31,      December 31,      December 31,      December 31,
                                                   1999              2000              1999              2000
                                               ------------      ------------      ------------      ------------
Net sales                                         100.0%            100.0%            100.0%            100.0%

Cost of sales                                      40.7              44.3              41.0              43.8
                                               ------------      ------------      ------------      ------------
   Gross profit                                    59.3              55.7              59.0              56.2
                                               ------------      ------------      ------------      ------------

Research, development and engineering               6.7               6.7               7.0               6.3
Selling, general and administrative                23.6              21.2              22.4              21.5
                                               ------------      ------------      ------------      ------------
   Total operating expenses                        30.3              27.9              29.4              27.8
                                               ------------      ------------      ------------      ------------

Operating income                                   29.0              27.8              29.6              28.4
Other (income) expense                             (0.8)             (0.7)             (0.6)             (0.1)
                                               ------------      ------------      ------------      ------------
Income before income taxes                         29.8              28.5              30.2              28.5
Income tax expense                                  9.5               8.5               9.7               8.5
                                               ------------      ------------      ------------      ------------

Net income                                         20.3%             20.0%             20.5%             20.0%
                                               ============      ============      ============      ============

Net Sales. Net sales for the quarter ended December 31, 2000 increased by 40.3% to $106.7 million, compared to $76.1 million for the quarter ended December 31, 1999. Net sales for the nine months ended December 31, 2000 were $311.0 million compared to $222.8 million for the nine months ended December 31, 1999, an increase of 39.6%. In comparison to the year ago periods, all of our channels, markets and major geographic territories experienced increases in demand, with the most significant growth in sales of our mobile and computer products. Due to a slowdown in business in our call center and office markets, which we believe is tied to general economic conditions, revenues for the fourth fiscal quarter of 2001 are anticipated to be down slightly from the third fiscal quarter of 2001.*

Gross Profit. Gross profit for the quarter ended December 31, 2000 increased 31.8% to $59.4 million, compared to $45.1 million for the quarter ended December 31, 1999. Gross profit for the nine months ended December 31, 2000 was $174.8 million, an increase of 32.9% over the comparable period of fiscal 2000. For the quarter ended December 31, 2000, gross profit was 55.7% of net sales, a decrease of 3.6 percentage points compared to the gross

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

profit of 59.3% of net sales for the quarter ended December 31, 1999. While cost reduction efforts continued to be successful, they were offset by the unfavorable impact of European foreign exchange rates during the quarter as well as by the strong growth of new product offerings with lower margins for computer, mobile and certain small office and residential applications. The Company expects these items may continue to unfavorably impact our gross margin percentage in the fourth quarter of fiscal 2001.*

Research, Development and Engineering. Research, development and engineering expenses for the quarter ended December 31, 2000 increased 39.7% to $7.1 million (6.7% of net sales), compared to $5.1 million (6.7% of net sales) for the quarter ended December 31, 1999. Expenses for the nine months ended December 31, 2000 were $19.5 million compared to $15.7 million for the nine months ended December 31, 1999. The increase in these expenses is due to increased investments in our office, mobile and computer product lines and for new technology initiatives such as Bluetooth and wireless products.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended December 31, 2000 increased 26.8% to $22.7 million (21.2% of net sales), compared to $17.9 million (23.6% of net sales) for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, expenses were $66.8 million, an increase of $16.9 million over the nine months ended December 31, 1999. Sales and marketing expense increased substantially due to increased sales and marketing programs for our mobile products, international sales and marketing programs, and sales and promotion expense in the retail channel. General and administrative expenses decreased as a percentage of net sales from the year ago quarter and nine months.

Operating Income. Operating income for the quarter ended December 31, 2000 increased 34.1% to $29.6 million, compared to $22.1 million for the quarter ended December 31, 1999. However as a percent of net sales, operating income decreased 1.2 percentage points to 27.8% of net sales for the quarter ended December 31, 2000 compared to 29.0% of net sales for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, operating income was $88.4 million compared to $66.0 million for the nine months ended December 31, 1999. The decrease relative to net sales was due to the decline in gross margin coupled with substantial increases in sales and marketing expenditures.

Interest and Other Expense (Income), Net. Interest expense for the first nine months of fiscal 2001 has been minimal. In November 2000, the Company renewed its credit agreement with a major bank under which we have the right to borrow up to $100 million. There are currently no borrowings under this agreement. Interest income and other expense (income) for the quarter ended December 31, 2000 increased to ($0.8) million compared to ($0.6) million for the quarter ended December 31, 1999. Interest income and other expense (income) for the nine months ended December 31, 2000 was ($0.4) million compared to ($1.3) million for the nine months ended December 31, 1999. The increase over the year ago quarter was primarily due to foreign exchange gains as described in Note 4. For the nine months ended December 31, 2000, the decrease in income over the comparable period of fiscal 2000 was attributable to foreign exchange losses as described in Note 4.

Income Tax Expense. Income tax expense for the quarter ended December 31, 2000 was $9.1 million compared to $7.3 million for the quarter ended December 31, 1999 and represented tax rates of 30% and 32%, respectively. The decrease in the overall tax rate was due to increased sales and profits in lower tax jurisdictions.

FINANCIAL CONDITION:

Liquidity. As of December 31, 2000, the Company had working capital of $128.7 million, including $61.5 million of cash and cash equivalents and marketable securities, compared with working capital of $78.3 million, including $45.3 million of cash and cash equivalents and marketable securities, at March 31, 2000. During the nine months ended December 31, 2000, we generated $42.2 million of cash from operating activities, due primarily to $62.2 million in net income, a tax benefit on stock options exercised of approximately $10.1 million and an increase in income taxes payable of $6.3 million, offset by increases of $19.9 and $16.6 million in accounts receivable and inventory, respectively. In comparison, we generated $56.2 million in cash from operating activities for the nine months ended December 31, 1999, due mainly to $45.7 million in net income, a tax benefit on stock options

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

exercised of $6.8 million, and an increase in income taxes payable of $7.5 million. Increases in inventory were offset by favorable changes in other current assets and accounts receivable and liabilities.

The Company has a $100.0 million revolving credit facility, including a $10.0 million letter-of-credit subfacility, with a major bank. During the quarter we renewed the line of credit and both the revolving credit facility and the letter of credit subfacility mature on November 25, 2001. As of December 31, 2000, we had no borrowings under the revolving credit facility and $0.7 million outstanding under the letter-of-credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect our financial position to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash balance and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter-of-credit subfacility, will be sufficient to fund operations for at least the next 12 months.*

Investing Activities. Capital expenditures of $10.7 million in the nine months ended December 31, 2000 were incurred principally in tooling, improvements related to facilities expansion and investments in computer and software upgrades.

Financing Activities. In the nine months ended December 31, 2000, we reissued through employee benefit plans 84,347 shares of our treasury stock for approximately $2.3 million and repurchased 737,100 shares of our common stock for approximately $25.5 million. As of December 31, 2000, 317,621 shares remained under the repurchase plan authorized on November 15, 2000.

We received approximately $8.0 million in proceeds from the exercise of stock options during the nine months ended December 31, 2000. The maximum aggregate number of shares that may be issued under the 1993 Stock Plan is 18,927,726 shares.

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

Investors or potential investors in the stock of Plantronics should carefully consider the risks described below. The performance of Plantronics stock will reflect the performance of our business relative to, among other things, our competition, general economic and market conditions and industry conditions. You should carefully consider the following factors in connection with any investment in Plantronics stock. Our business, financial condition and results of operations could be materially adversely affected if any of the risks occur. If the risks occur, the trading price of Plantronics stock could decline and an investor could lose all or part of his or her investment.

A GENERAL ECONOMIC SLOWDOWN COULD RESULT IN REDUCTION IN OVERALL DEMAND FOR OUR PRODUCTS WHICH WOULD MATERIALLY AFFECT OUR RESULTS

While our markets are generally not cyclical, our sales are affected by overall economic activity. If there is a slowing in national or international economic growth or a recession, there could be a reduction in the overall level of demand for our products. This could cause us not to achieve the levels of sales required to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock. Also, if the overall economy slows or there is a recession, this could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts due to us.

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

A SUBSTANTIAL PORTION OF OUR SALES COME FROM THE CALL CENTER MARKET AND A DECREASE OF DEMAND IN THAT MARKET COULD MATERIALLY AFFECT OUR RESULTS.

We have historically derived, and continue to derive, a substantial portion of our net sales from the call center market. This market has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. While we believe this market is continuing to grow,* in the future this growth could slow or revenues from this market could decline due to various factors. For example, technological advances such as automated interactive voice response systems could reduce or eliminate the need for call center agents in certain applications. In addition, consumer resistance to telemarketing could adversely affect growth in the call center market. A deterioration in general economic conditions could result in a reduction in the establishment of new call centers and in capital investments in expanding or upgrading existing centers. Due to our reliance on the call center market, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

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

      -   delays in shipments of our products;

      -   product returns and customer credits;

      - insolvency of purchasers of our products or failure of purchasers of our products to pay amounts due to us;

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

      - We obtain certain subassemblies, components and products from single suppliers, and alternate sources for these items are not readily available. To date, we have experienced only minor interruptions in the supply of these subassemblies, components and products, none of which has significantly affected our results of operations. However, an interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations.

      - Due to the lead times required in order to obtain certain subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the subassemblies, components and products. In the second quarter of fiscal 2001, we experienced a substantial rise in finished good inventories in part resulting from purchases of finished products from our suppliers in excess of demand. Those inventory levels remained high in the third quarter of fiscal 2001. Failure in the future to match the timing of purchases of subassemblies, components and products to demand would materially adversely affect our business, financial condition and results of operations.

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

We generally offer our customers certain credit terms, allowing them to pay for products purchased from us between thirty and sixty days or more after we ship the products. Our receipt of payment for our products depends on the financial liquidity of those customers. If significant customers or a significant number of customers experience liquidity problems, with could affect our ability to collect our accounts receivables, which could materially adversely affect our business, financial condition or results of operations.

WE HAVE STRONG COMPETITORS AND WILL LIKELY FACE ADDITIONAL COMPETITION IN THE FUTURE.

The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate with revenues of 5.4 billion Danish Krone (approximately $700 million) in calendar 1999. In 2000, GN Netcom acquired Jabra Corporation, a supplier of headsets in the mobile phone market, resulting in an entity with a broader product offering and greater marketing presence than either of the two entities had separately.

On October 4, 2000, GN Netcom announced that it had signed an agreement to acquire Hello Direct, Inc., a retail channel seller of communications products and a customer of Plantronics. On October 25, 2000, we announced that we terminated our contract for the supply of products to Hello Direct due to the impending acquisition of Hello Direct, Inc. by GN Netcom. On November 8, 2000, GN Netcom announced that it had completed its tender for the shares of Hello Direct stock and that it planned to proceed promptly to complete that acquisition. It is not clear how this merger will affect us other than the termination of the product purchase contract, which we do not believe will have a material adverse affect.* However, the acquisition by GN Netcom of Hello Direct does give it a directly owned retail channel presence it did not have before the acquisition.

On February 7, 2001, Logitech International S.A., a manufacturer and seller of computer accessory products, announced that it had agreed to purchase Labtec Inc., a Vancouver, Washington-based provider of, among other products, headsets for use with computers. If this acquisition is completed, Labtec will have greater resources with which to compete with us than it did prior to its acquisition.

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

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

WE HAVE SIGNIFICANT FOREIGN OPERATIONS AND THERE ARE INHERENT RISKS IN OPERATING ABROAD.

In the first nine months of fiscal 2001, approximately 30.9% of our net sales were derived from customers outside the United States. Approximately 33.5% of our net sales in fiscal 2000 were derived from customers outside the United States, compared with approximately 30.5% of our net sales in fiscal 1999. In addition, we conduct substantially all of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. The inherent risks of international operations, particularly in Mexico, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

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

In calendar 2000, the value of major European currencies dropped against the U.S. dollar. To date, we have partially but not fully reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we may have to effectively reduce our current prices further, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a material adverse effect on our business, financial condition and results of operations.

OUR FOREIGN OPERATIONS PUT US AT RISK OF LOSS IF THERE ARE MATERIAL CHANGES IN CURRENCY VALUES AS COMPARED TO THE U.S. DOLLAR.

A significant portion of our business is conducted in currencies other than the U.S. dollar. As a result, fluctuations in exchange rates create risk to us in both the sale of our products and our purchase of supplies. Fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. In calendar 2000, the value of major European currencies dropped against the U.S. dollar, resulting in currency transaction losses. Although we do not currently engage in any hedging activities to mitigate exchange rate risks, we continually evaluate programs to reduce our foreign currency exposure. However, there can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations.

WE MAY HAVE EXPERIENCED IN CALENDAR 2000 A NON-SUSTAINABLE INCREASE IN SALES AS A RESULT OF PENT-UP DEMAND FROM Y2K CONCERNS.

Our results for the first half of calendar year 2000 may not be indicative of longer-term market conditions. Our results of operations for that period, including the first and second quarters of fiscal 2001, may reflect a non-sustainable increase in sales as a result of purchases by call center and office customers who delayed investment in new call centers or information technologies due to concerns over the effects of Y2K.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR BUSINESS OPERATIONS AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OPERATIONS AT OUR HEADQUARTERS FACILITY.

California is in the midst of an energy crisis that could disrupt the conduct of sales, marketing, research and development, finance and other operations at our headquarters facilities. In the event of an acute power shortage, California has, on some occasions, implemented, and may in the future continue to implement, rolling blackouts throughout California. We have emergency back-up generators which keep our business systems in operation but we do not have sufficient back-up generating capacity or alternate sources of power to keep our headquarters in full operation in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue full operations at our headquarters. Any such interruption could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

There is also continuing and increasing public controversy over the use of mobile telephones by operators of motor vehicles. While we believe that our products enhance driver safety by permitting a motor vehicle operator to generally be able to keep both hands free to operate the vehicle, there is no certainty that this is the case and we may be subject to claims arising from allegations that use of a mobile telephone and headset contributed to a motor vehicle accident. We maintain product liability insurance and general liability insurance that we believe would cover any such claims. However, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.

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

OUR STOCK PRICE MAY BE VOLATILE AND YOUR INVESTMENT IN PLANTRONICS STOCK COULD BE LOST.

The market price for our common stock may be affected by a number of factors, including the announcement of new products or product enhancements by us or our competitors, the loss of services of one or more of our executive officers or other key employees, quarterly variations in our or our competitors' results of operations, changes in our published forecasts of future results of operations, changes in earnings estimates or recommendations by securities analysts, developments in our industry, sales of substantial numbers of shares of our common stock in the public market, general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors. In addition, stock prices for many companies in the technology sector

                                PLANTRONICS, INC.
                                 PART I, ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

have experienced wide fluctuations that have often been unrelated to the operating performances of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

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

CITICORP VENTURE CAPITAL HAS SIGNIFICANT CONTROL OVER OUR BUSINESS.

Our largest stockholder, Citicorp Venture Capital, Ltd. ("CVC"), beneficially owns 8,604,179 shares of our common stock (excluding any shares that may be owned by employees of CVC or its affiliates), which represents approximately 17.5% of our outstanding common stock as of December 31, 2000. We also have an agreement with CVC under which it is entitled to have up to two of its designees serve on our Board of Directors, depending on the level of CVC's continuing stock ownership. Messrs. Robert F. B. Logan, M. Saleem Muqaddam and John M. O'Mara are currently serving as CVC's designees under that agreement (having been nominated for election in a period in which the agreement with CVC required us to nominate and support the election of three designees of CVC). In addition, our bylaws contain provisions that require a two-thirds (66 2/3%) supermajority vote of the Board of Directors to approve certain transactions, including amendments of our Certificate of Incorporation, certain provisions of our bylaws, mergers and sales of substantial assets, acquisitions of other companies and sales of capital stock. These provisions may have the effect of giving a small number of directors the ability to block such transactions.

WE HAVE SEVERAL SIGNIFICANT STOCKHOLDERS AND, GIVEN THE LOW TRADING VOLUME OF OUR STOCK, IF THEY SELL THEIR SHARES IN A SHORT PERIOD OF TIME, WE COULD SEE AN ADVERSE AFFECT ON THE MARKET PRICES OF OUR STOCK.

As of December 31, 2000, we had 49,169,304 shares of common stock outstanding and in the public market. All of these shares are freely tradable except for approximately 9,800,000 shares held by affiliates of Plantronics (including CVC and the directors and officers of Plantronics). These approximately 9,800,000 shares may be sold in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

Some of our current stockholders, including CVC and certain of our directors, also have certain contractual rights to require Plantronics to register their shares for public sale. Approximately 7,900,000 additional shares are subject to outstanding stock options as of December 31, 2000. As of December 31, 2000, Ms. Louise Cecil, the widow of our former CEO and Chairman, Robert S. Cecil, held options on approximately 450,000 shares of our common stock, transferred to her by Mr. Cecil during his life. She has registered those shares for resale and can sell any or all of those shares at any time.

Plantronics stock is not heavily traded. Our average daily trading volume in twelve calendar month periods prior to December 31, 2000 was 196,621 shares per day with a median volume in that period of 117,850 shares per day. Sales of a substantial number of shares of common stock in the public market by CVC or any of our officers, directors or other stockholders could adversely affect the prevailing market price of the common stock and impair our ability to raise capital through the sale of equity securities.

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Plantronics considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." Plantronics had no holdings of derivative financial or commodity instruments at December 31, 2000. Plantronics believes it has minimal exposure to financial market risks and risks associated with changes in foreign currency exchange rates at this time.*

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

(a)     Exhibits. No exhibits are filed as part of this Quarterly Report on Form
        10-Q.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended December 31, 2000.


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  PLANTRONICS, INC.
                                  ----------------------------------------------
                                  (Registrant)


FEBRUARY 13, 2000                 By: /s/ BARBARA V. SCHERER
-------------------------            -------------------------------------------
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