Form 10-K
period 2001-03-31
PLANTRONICS INC /CA/
filed 2001-06-01
CIK 914025

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001 OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-12696
                                PLANTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                 77-0207692
      (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

              345 ENCINAL STREET
            SANTA CRUZ, CALIFORNIA                            95060
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of $21.59 for shares of the Registrant's Common Stock on May 11, 2001 as reported by the New York Stock Exchange, was approximately $825,065,456. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of May 11, 2001: 48,390,671.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K: (1) portions of Registrant's annual report to security holders for the fiscal year ended March 31, 2001 (Parts I, II and IV) and (2) portions of Registrant's proxy statement for its annual meeting of stockholders to be held on June 27, 2001 (Part III).

================================================================================

                                PLANTRONICS, INC.

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I
    Item 1.    Business.................................................................................    3
    Item 2.    Properties...............................................................................   20
    Item 3.    Legal Proceedings........................................................................   20
    Item 4.    Submission of Matters to a Vote of Security-Holders......................................   20

PART II
    Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.....................   21
    Item 6.    Selected Financial Data..................................................................   21
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....   21
    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............................   31
    Item 8.    Financial Statements and Supplementary Data..............................................   31
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....   32

PART III
    Item 10.   Directors and Executive Officers of the Registrant.......................................   33
    Item 11.   Executive Compensation...................................................................   33
    Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................   33
    Item 13.   Certain Relationships and Related Transactions...........................................   33

PART IV
    Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................   34


                                 ---------------

Plantronics, the logo design, Plantronics and the logo design together, Clarity, DuoSet, Encore, FreeHand, Mirage, PLX, SoundGuard, StarBase, StarSet, Supra and TriStar are registered United States trademarks of Plantronics, Inc. AttiTubes, ClearVox, Headset Switcher, PerSono, Practica, QuickAdjust, Quick Disconnect, SoundGuard Plus, the clear color and the curvature of the Plantronics voice tube, Vista and Walker are trademarks of Plantronics, Inc. Certain of the foregoing trademarks are registered trademarks in certain foreign countries. This report also includes trademarks of companies other than Plantronics.

                                     PART I

    This Annual Report on Form 10-K is filed with respect to our fiscal year 2001. Each of our fiscal years ends on the Saturday closest to the last day of March. Our fiscal 2001 ended on March 31, 2001. For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

CERTAIN FORWARD-LOOKING INFORMATION

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and include, but are not necessarily limited to, all of the statements marked below with an asterisk ("*"). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. For a discussion of such factors, this Annual Report on Form 10-K should be read in conjunction with certain portions of our 2001 Annual Report to Stockholders, consisting of the condensed consolidated financial statements and related notes and the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Reference should also be made to the risk factors discussed in the portion captioned "Risk Factors Affecting Future Operating Results," commencing on page 21 of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

GENERAL

    Plantronics, Inc. ("we", "our," "us," the "Company" or the "Registrant") is a worldwide leading designer, manufacturer and marketer of lightweight communications headsets, telephone headset systems, headset accessories, and related services. In addition, we manufacture and market specialty telephone products, such as amplified telephone handsets, specialty telephones for hearing-impaired users, and noise-canceling handsets for use in high-noise environments. Our call center and office business is not seasonal; sales of our products through retail channels does have seasonality, with generally higher sales in the period before the winter holiday season.

    Plantronics' headsets are recognized for their safety, reliability, comfort, and sound quality. Plantronics has come to be highly regarded for leading-edge technological innovations, particularly for our emerging market products, such as cellular and computer headsets. Our headset products are used globally for call center, mobile, computer, and residential applications. Plantronics' broad compatibility with an extensive range of telephony systems has made us the industry standard in call centers worldwide.

    Our broad range of communications products is sold in more than seventy countries through a global network of distributors, original equipment manufacturers, retailers, and telephony service providers. We have well-developed distribution channels in North America and Europe, where the growth of telemarketing activities and deregulation of the telephone companies have led to more widespread use of telephone headsets. Our headsets are also becoming more widely used in call centers in the Middle East, Africa, Australia, Asia, and Latin America. The potential for growth in foreign markets is the result of developments in the rapidly expanding telecommunications infrastructure and increasing use of telephone-based customer service.

    Plantronics also sells headsets to business, home and office users who have been identified as user markets with long-term growth potential.* Users in these markets consist of business executives, agents, brokers, lawyers, accountants, home-office business people, and other professionals whose occupations may require extensive use of a telephone.

    The use of headsets for mobile communications and as a computer peripheral is a potentially significant growth area for headset sales.* Headsets in these markets are proving to be a key communications tool, providing greater mobility and freedom from dial pads and keyboards. Applications in this market include mobile communications, voice recognition, personal computer conferencing, computer telephony integration (CTI), and multimedia applications.

   Our headsets are purchased by a broad and diverse group of business customers worldwide, including telephone-operating companies, operators of private telephone networks, and governmental agencies. Our headset products are also purchased directly by end-users for use in the home and home-office. We distribute our products through specialized headset distributors, large electronics wholesalers, original equipment manufacturers (OEMs), and retail channels, such as office supply stores, consumer electronics stores, mail order catalogs, warehouse clubs, and office supplies distributors. We sell certain products directly to governmental agencies and also distribute products to the government market through distributors, OEMs and other sales channels. Plantronics products may also be purchased from our website, www.plantronics.com.

INDUSTRY BACKGROUND

   GENERAL BACKGROUND

   Over the past few years, we have broadened our product offerings to target the office, and the emerging mobile and computer markets. The proliferation of desktop computing has made communications headsets a necessity in many occupations, both in terms of functionality as well as ergonomics. In the mobile market, growing awareness of driver safety is increasing the adoption of headsets for mobile phone users.

   Headsets enhance the communications experience through:

        MULTI-TASKING BENEFITS which allow people to use a computer, take notes, and organize files while talking hands free;

        IMPROVED MOBILITY, for example, being able to talk more easily on a cellular or cordless phone while on the go;

        BETTER SOUND QUALITY for telephone users by reducing background noise;

        ERGONOMIC RELIEF from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck;

        ENABLING EMERGING PC APPLICATIONS, including speech recognition, Internet telephony and gaming, and premium audio quality; and

        PROVIDING GREATER PRIVACY than speakerphones.

   MARKETS

      CALL CENTER

      Call center agents comprise the largest group of headset users. Call center agents are on the telephone throughout their workday and a communications headset is a standard piece of their work equipment. Agent productivity in call centers is important in minimizing costs and reducing customer wait time, and, therefore, the ability to effectively and simultaneously use a telephone and keyboard is critical. As the call center market has grown, the benefits of headsets have become widely recognized as an essential component of a productive and ergonomically safe workplace. The number of call center agents has increased as companies endeavor to compete in the marketplace by (i) focusing on customer service to provide a competitive advantage, (ii) reducing costs through the use of real-time centralized information exchange and customer interaction, and
(iii) making greater use of cost-effective direct distribution models. As the benefits of call centers have become more widely recognized and the system cost per agent has declined, the establishment of call centers has spread and continues to spread to smaller organizations and international firms.* In late fiscal 2000, we introduced several new headset solutions -- the CA10 (Wireless Amplifier) and A20 (Telephone Headset Amplifier and Accessory Deck) -- for the call center market. In fiscal 2001, we moved these new products into the channel and into the hands of end users.

      OFFICE

      The office market, both corporate and small office/home office ("SOHO"), has become an increasingly important market for headsets over the last five years. The increasing and simultaneous use of telephones and computers by office workers and a growing awareness of the benefits of headsets, have contributed to headset penetration in this market. Professionals who spend significant time on the telephone have been early adopters of headset products. These professionals include securities brokers, insurance agents, sales executives, credit controllers and purchasing agents. We believe that the level of headset use in the office is low, providing a long-term opportunity to increase headset sales to office workers.* In late fiscal 2000, Plantronics introduced a range of new headset solutions -- the T10, S10, S20, A20 and CS10 -- for the office market and we successfully ramped production and sales of these products to end users in fiscal 2001.

      CORDLESS AND MOBILE HEADSETS

      Mobile use of headsets, particularly with cellular phones, is undergoing explosive growth worldwide.* In an increasingly mobile world, people want hands free comfort and convenience. There has also been a growing focus on increased safety when driving. Using a hands free device while in a motor vehicle is perceived to be safer than holding a mobile telephone handset. In fiscal 2001, Plantronics followed on the success of the new M-series line with the introduction of the M130 and the M135 headset in September 2000. The M130 headset has a sleek, stylish design and is available in two colors, which has proven very popular as headsets are increasingly considered for both fashion and functionality. In January, we also launched the M205 premium "earbud" series. "Earbud" headsets do not have a microphone boom, but, instead, have the microphone attached to the cable between the headset speaker and the telephone. The unique feature set of the M205 headset includes technology that provides natural voice delivery and enhanced sound quality, addressing a historical weakness of the earbud-style headset. Our complete range of mobile products meet the growing demand for attractive and comfortable cellular accessories that offer superior sound quality and better voice accuracy. In March 2001, we announced the worldwide launch of the M1000, a Bluetooth(TM) wireless headset. The M1000 Bluetooth headset is the first wireless headset to be powered by second-generation chipset technology, which delivers better sound quality, longer talk time and lighter weight than earlier chipset designs.

      COMPUTER PC HEADSETS

      In fiscal 2001, we continued our strategic commitment to design and manufacture communications headsets for emerging speech recognition and Internet telephony applications. We introduced the DSP computer headset series, a new line of digitally-enhanced Universal Serial Bus (USB) headsets for the PC and Mac with superb audio quality. These headsets offer digital-quality stereo and microphone capabilities to make sound clearer, speech more accurate and multimedia applications more realistic. We support the digital headset experience with PerSono(TM) Audio Control Center Software, a proprietary software interface that allows unprecedented ability to control and enhance audio performance in the computer environment. In our DSP line of headsets, we employ the industry's most advanced digital processing technology to create an entirely new listening and interactive voice experience for consumers.

INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

      We are engaged in the design, manufacture, marketing and sales of telecommunications equipment including headsets, telephone headset systems, and other specialty telecommunications products. We operate in one business segment. Our operations are organized to focus on three principle markets: call center and office products; mobile and computer products; and other specialty products (Walker Equipment Division). Because we operate in one segment, all financial segment information required by the Financial Accounting Standards Boards Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information) can be found in the consolidated financial statements and related notes, and are incorporated by reference from our 2001 Annual Report to Stockholders.

      In fiscal 1999 and 2000, approximately 30.5% and 33.5% of our net sales were derived from sales to foreign customers, respectively. In fiscal 2001, non-US sales accounted for approximately 31.2% of total net sales. Sales to foreign customers are generally subject to such additional risks as fluctuations in exchange rates, increased tariffs and the imposition of other trade barriers. In fiscal 2001, we did not engage in any hedging activities to mitigate exchange rate risks and our international revenues were affected by fluctuating currencies. In April 2002, we began hedging our transaction exposure in Europe, specifically hedging both our positions in the Great British Pound and the Euro, as these are where the majority of our currency exposure lies. To the extent that we increase sales to foreign customers, or to the extent that we increase our transactions in foreign currencies, or that we are unsuccessful in our hedging strategies, our results of operations could continue to be materially adversely affected by exchange rate fluctuations.

PRODUCTS

      SUMMARY

   Our product line consists of lightweight communications headsets, telephone headset systems, headset accessories and services, and specialty telephone products. Our headset products incorporate unique features that we believe offer compelling performance advantages:

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

               SOUND QUALITY. In designing our products, we have conducted headset sound quality (e.g. preference and intelligibility) research on substantially all telephone systems in both listening and speaking modes. We believe we have achieved the industry's best signal-to-noise ratios, the most powerful noise-canceling performance (to block out background sounds in unusually loud environments), and a voice tube design that does not require the microphone boom to be positioned precisely for proper functioning. The clear Voice Tube, a Plantronics trademark, is ideal for most office and call center environments, with the additional benefits of an attractive appearance, easy hygienic replacement, and lighter weight.

               DURABILITY. We have forty years of experience understanding headset durability and have successfully incorporated this knowledge into our product designs which we believe generally last longer than the best comparable competitive products.

   In addition to a complete line of industry-leading headsets, headset systems, headset telephones and amplifiers, we also provide headset accessories which include replacement Plantronics Voice Tubes, ear cushions, eartips and wind noise suppressors. These replacement parts allow end users to revitalize their headset to maintain maximum performance and comfort. We also sell a full line of accessory products, including, handset lifters and in-use indicators which allow our customers increased mobility and ease of use. We also provide exceptional customer service and support. We believe that our customer support and service programs offer market leading advantages that provide our end users and customers with easier access to Plantronics. We have consistently received the highest customer satisfaction ratings in the industry and we believe that our customer service programs provide an important competitive advantage.

      HEADSETS

      TELEPHONY APPLICATIONS: Headsets for use with corded telephones generally consist of two distinct units. The "top" is the portion that the user wears. This portion is what is generally associated with the term "headset." The headset top contains the speaker and the microphone and a means to have these in the correct location for comfortable use. The headset "base" often referred to as an amplifier or telephone adapter, interfaces with the telephone or other equipment. The headset base is currently required in most standard telephone applications. Increasingly, the headset interface is being built into the corded telephone or call center call distribution system with which the headset is being used, allowing use of the headset top alone.

      MOBILE APPLICATIONS: Many mobile telephones (both cellular and portable units) come with a dedicated standard 2.5mm headset port, permitting the headset to be plugged directly into the telephone handset. On those mobile telephones that do not have a standard headset port, we often sell an adapter that plugs into the telephone and permits attachment of a headset top. As the adoption of headsets increases, we expect that more corded telephones, mobile telephones and other equipment will be equipped with headset interfaces.*

      COMPUTER APPLICATIONS: Computers and other electronic equipment generally do not require a separate adapter and our headsets are designed to plug directly to the equipment (either to the computer's analog sound card or, in the case of our recently introduced digital signal processing (DSP) line, into the USB port of the computer).

      HEADSET TOP STYLES:  There are four basic headset "top" styles:

               Over-the-head headsets with ear cushions. The Supra(R) headset, still our most popular model, is an over-the-head model available with sound reception in one or both ears. The Encore(R) headset features all of the qualities of the Supra headset, plus user-controllable tone adjustment. The DuoSet(R) headset has a comfortable and adjustable headband and the flexibility to convert quickly to the over-the-ear style discussed below. Most of our present models of headsets for use with computers, the SR1, LS1 and HS1 models, and the newly introduced line utilizing DSP technology, are over-the-head style. Several of our headsets for use with mobile telephones, the M110, M114, M170 and M175 models, are also over-the-head headsets (with the M170 and M175 models readily converting to the over-the-ear style).

               Over-the-ear headsets with a receiver that rests on either ear. The Mirage(R) telephone headset uses a miniaturized behind-the-ear capsule. Attached to it is a small disc-shaped receiver that rotates to fit against either ear. The receiver rests gently on the ear, not in it. The M120, M124, M130 and M135 mobile headsets are also designed with the receiver resting on the ear with a comfortable earloop that holds the headset in place. The M1000 Bluetooth headset is an over-the-ear headset. As noted above, the mobile headset models M170 and M175 and the DuoSet telephone headset convert from over-the-head to the over-the-ear style.

               Over-the-ear headsets with an ear tip. The TriStar(R) headset, the industry's lightest commercial telephone headset, features maximum user adjustments for excellent stability, comfort and sound quality. Sound is delivered to the ear by an acoustic ear tip that attaches to the comfortable earloop of the headset. The StarSet(R) headset is the distinctive Plantronics headset that uses a small capsule that fits behind and in the outer portion of the ear. The headset is extremely lightweight, requiring no headband, and the ear tip's acoustic coupling provides exceptional sound quality.

               Headsets that rest in the outer portion of the ear. The FreeHand(R) headset offers a functional and lightweight design that allows it to be easily and quickly placed on or removed from its position in the outer portion of the ear with one hand. Its adjustable microphone boom may be rotated for optimum transmit performance. Our M140 and M145 models are versions of the FreeHand headset designed for use with mobile telephones. The CAT132 is a version of the FreeHand headset optimized for use with computer applications. The receiver of the new M205 earbud style headset rests in the outer part of the ear with the microphone incorporated into the cord leading to the mobile telephone.

      We manufacture a broad line of headset styles that can be worn over the head, in the ear or over either ear. Many of our headsets offer either the proprietary Plantronics Voice Tube (our most popular solution, suitable for the majority of environments) or a noise-canceling microphone (appropriate for users in very loud environments). All telephone-based headsets, in conjunction with their associated amplifiers, are designed for use with substantially all of the different telephone systems currently available. Basic models include features such as user volume control, a mute switch and Quick Disconnect(TM) connector, which allow users to leave the phone without removing their headsets or disconnecting their call. We sell a full range of amplifiers designed to work with substantially all telephone systems. We also sell telephone headset systems that plug directly to the phone line and adapters to allow headsets to connect to mobile telephones.

      PRINCIPAL PRODUCTS: Our principal headset tops, headset amplifiers and telephones are as follows:

       OFFICE AND CALL CENTER HEADSETS AND ACCESSORIES

       PRODUCT                  DESCRIPTION                      FEATURES
       -------                  -----------                      --------
       SUPRA                    Our most popular headset,        Engineered for sound quality
                                ideal for phone-intensive jobs   and durability. Sound
                                and call center environments.    reception in one or both
                                                                 ears.

       ENCORE                   Also used in call centers;       User-controllable tone
                                designed for near-universal      adjustment and powerful
                                fit and all-day comfort.         noise-canceling performance.

       MIRAGE                   Uses a miniaturized              Rests gently on the ear, not
                                over-the-ear capsule with an     in the ear.  Can be worn on
                                adjustable receiver.             either ear.

       STARSET                  Has an acoustic eartip that      Ultra-lightweight, with an
                                fits gently in the outer         acoustic seal to block out
                                portion of the ear.              unwanted background noise.

       TRISTAR                  Stylish design for phone         Featherweight (1/2 ounce),
                                intensive jobs and call center   with maximum user
                                environments.                    adjustments designed for
                                                                 stability, comfort and sound
                                                                 quality.

       FREEHAND                 Designed for business            Small and unobtrusive, easy
                                professionals, this headset      to put on and take off.
                                features a small earbud which
                                rests comfortably in the ear.

       DUOSET                   Appropriate for business         Easily convertible from
                                professionals who want a         over-the-head to
                                headband for longer calls as     over-the-ear for greater
                                well as an over-the-ear          versatility.
                                headset for intermittent phone
                                use.

       Vista(TM)                Universal Modular Amplifier --   Unique SoundGuard(R) Plus(TM)
                                compatible with single or        and Call Clarity(TM) technology
                                multi-line telephones.           provide improved sound
                                                                 quality while delivering
                                                                 automatic audio comfort by
                                                                 reducing the sound received
                                                                 to comfortable levels.

       E-10                     In-Line Amplifier -- designed    So small and lightweight
                                for use directly on the          that it is worn on the body
                                telephone line.                  instead of taking up
                                                                 valuable desktop space, yet
                                                                 offers full desktop adapter
                                                                 functionality.

       A20                      Telephone Headset Amplifier      Includes an under-the-telephone
                                and Accessory Deck.              accessory deck, with top-of-the-
                                Professional headset amplifier   line amplifier, cord management,
                                system with easy configuration   an online indicator and headset
                                and universal compatibility is   stand.
                                ideal for business
                                professionals and executives.

       Plug Prong Amplifier     Perfect for the call center      Designed for automatic call
                                environment and, in              distribution systems.
                                specialized situations, for
                                air traffic control and other
                                environments.

       OFFICE AND CALL CENTER HEADSETS AND ACCESSORIES

       PRODUCT                  DESCRIPTION                      FEATURES
       -------                  -----------                      --------
       CA10                     Wireless Amplifier - 900 MHz     Built to permit call center
                                cordless amplifier that          and office users up to 150
                                connects to single-line or       feet of mobility.
                                multi-line corded telephones.

       CS10                     Cordless Headset System -        Provides a turnkey easy to
                                identical to the CA10 model      install cordless headset for
                                and comes bundled with a         use in the office
                                comfortable and convenient       environment.
                                convertible headset.

       CA20                     Wireless Amplifier - DECT        Built to permit call center
                                cordless amplifier that          and office users up to 150
                                connects to single-line or       feet of mobility.
                                multi-line corded telephones
                                for our European customers.

       COMPUTER HEADSETS

       PRODUCT                  DESCRIPTION                      FEATURES
       -------                  -----------                      --------
       SR1                      Speech recognition headset for   Monaural headset with
                                use with speech recognition      noise-canceling microphone
                                applications and general use     in a lightweight
                                with the computer.               over-the-head form.

       LS1                      Multimedia stereo headset for    Lightweight stereo headset
                                use with speech recognition      with noise-canceling
                                applications and multimedia      microphone and an inline
                                applications.                    control module for speaker
                                                                 volume and microphone mute.

       HS1                      Gaming headset for use with      High-fidelity speakers with
                                all multimedia applications      dynamic bass response, a
                                and computer games, as well as   noise-canceling microphone
                                voice recognition and voice      swings out of the way when
                                command applications.            not needed. Complete with
                                                                 an inline control module for
                                                                 speaker volume and
                                                                 microphone mute.

       DSP-100                  A digitally-enhanced USB         A monaural headset with
                                headset for speech recognition   noise-canceling microphone
                                Internet telephony/chat, voice   to enhance speech accuracy.
                                and speech recognition           Packaged with Plantronics'
                                applications.                    PerSono Audio Control Center
                                                                 Software, as well as leading
                                                                 speech recognition and voice
                                                                 applications.

       DSP-300                  A digitally-enhanced USB         A stereo headset with
                                headset with full-range stereo   noise-canceling microphone
                                sound for all multimedia         to enhance speech accuracy.
                                applications including           Packaged with Plantronics'
                                listening to CDs, DVDs, or       PerSono Audio Control Center
                                MP3s in high-quality stereo      Software, as well as
                                sound.                           leading speech recognition
                                                                 and voice applications.

       COMPUTER HEADSETS

       PRODUCT                  DESCRIPTION                      FEATURES
       -------                  -----------                      --------
       DSP-400                  A digitally-enhanced foldable    A foldable stereo headset
                                stereo USB headset with          well suited to business
                                full-range stereo sound.  The    travelers. The noise-canceling
                                foldable design allows for       microphone enhances speech
                                easy storage and transport.      accuracy. Packaged with
                                Listen to CDs, DVDs, or MP3s.    Plantronics' PerSono Audio
                                                                 Control Center Software, as well
                                                                 as leading speech recognition and
                                                                 voice applications.

       DSP-500                  A digitally-enhanced USB         A stereo headset for premium
                                gaming/multimedia headset with   audio sound. The 40mm
                                full-range stereo sound.         speakers provide dynamic
                                Perfect for multimedia           bass response. Software
                                applications such as games,      includes Plantronics'
                                CDs and MP3 music, speech        PerSono Audio Control
                                recognition and voice command    Center Software, as well as
                                applications.                    leading speech recognition,
                                                                 voice and gaming
                                                                 applications.

       CAT 132                  Convenient, portable PC          Features include a miniature
                                headset ideal for use with       wide-band receiver,
                                laptop computers.                noise-canceling microphone
                                                                 with adjustable boom for
                                                                 optimal fit in a compact and
                                                                 extremely lightweight (less
                                                                 than 1/3 of an ounce)
                                                                 form factor.

       Headset                  A multimedia amplifier --
       Switcher(TM)             allows for use of a single
                                headset with a telephone or
                                computer by simply flipping
                                a switch.

       MOBILE HEADSETS

       PRODUCT                  DESCRIPTION                      FEATURES
       -------                  -----------                      --------
       M110/M114                A low-priced headset for use     Comfortable adjustable
                                with mobile telephones.          headband and noise-canceling
                                                                 microphone. The M114 model
                                                                 comes with a convenient
                                                                 inline volume control.

       M120/M124                Sleek over-the-ear headset for   Quick and easy to put on
                                use with cellular and mobile     with one hand, leaving both
                                telephones.                      hands free to drive or perform
                                                                 other tasks. Both models come
                                                                 with a noise-canceling microphone;
                                                                 the M124 model has a convenient
                                                                 inline volume control.

       M130/M135                A stylish over-the-ear           Lightweight, comfortable
                                telephone headset with a         design. Both models come
                                comfortable adjustable earloop.  with a noise-canceling
                                                                 microphone; the M135 model
                                                                 has a convenient inline
                                                                 volume control.

       MOBILE HEADSETS

       PRODUCT                  DESCRIPTION                      FEATURES
       -------                  -----------                      --------

       M140/M145                This headset features a small    Lightweight, comfortable
                                earbud which rests comfortably   design. Both models come
                                in the ear with an optional      with a noise-canceling
                                earloop to hold the headset      microphone; the M145 model
                                securely in place.               has a convenient inline
                                                                 volume control.

       M170/M175                Headset converts from over-the   The ultimate in comfort and
                                head to over-the-ear style to    choice. Both models come
                                give the maximum freedom of      with a noise-canceling
                                choice to the mobile user.       microphone; the M175 model
                                                                 has a convenient inline
                                                                 volume control.

       M205                     Announced in January 2001 at     The M205 headset features
                                Winter CES and scheduled for     microphone technology that
                                shipment in April, the M205 is   provides natural voice
                                Plantronics' first               delivery, acoustic sound
                                earbud-style headset.            protection to help safeguard
                                                                 users' hearing, and
                                                                 Plantronics' Flexfit(TM) design
                                                                 for comfort and improved fit.

       M1000                    Plantronics' first Bluetooth     Bluetooth headset profile
                                wireless headset was announced   v1.1 compliant, lightweight
                                in March 2001 at CTIA and        and compact, with up to 3.5
                                scheduled for shipment in late   hours talk time and range up
                                Summer 2001.                     to 30 feet.

       ClearVox C90             An affordably priced             Easy-on/easy-off design that
                                earbud-style headset.            fits on either ear.

       ClearVox C300            An affordably priced             Support triangle provides a
                                over-the-ear style headset.      universal fit.

       Mobile Phone Adapters    Designed for use with mobile     Available for most of the
                                telephones lacking built-in      commonly used mobile
                                headset ports.                   telephones not equipped with
                                                                 a headset port.

       RESIDENTIAL AND SMALL OFFICE HEADSET SYSTEMS

       PRODUCT                  DESCRIPTION                      FEATURES
       -------                  -----------                      --------
       CT10                     The CT10 model is a 900 MHz      Designed for home and small
                                cordless headset telephone in    office applications, the
                                a stylish compact form so        CT10 headset telephone
                                small it fits in a pocket.       offers the ideal combination
                                                                 of size, mobility and
                                                                 convenience.

       SP and PLX(R) SERIES     Designed specially for the       Offers comfort and ease of
                                SOHO user; sold with an          use.
                                adapter or telephone.

       PRACTICA(TM) SERIES      Designed for low-to              Offers good sound quality
                                medium-intensive phone users     and durability at an
                                who require a less expensive     attractive retail price.
                                headset; sold with an adapter
                                or telephone with convertible
                                headset.

       S10 Telephone Headset    Full-featured amplifier works    Headset stand and full tone
       System                   with virtually any phone.        control, mute switch, and
                                                                 transmit and receive volume
                                                                 control.

       RESIDENTIAL AND SMALL OFFICE HEADSET SYSTEMS

       PRODUCT                  DESCRIPTION                      FEATURES
       -------                  -----------                      --------
       T10 Headset Telephone    Complete single-line telephone   Automatic noise-canceling
                                with convertible headset.        technology, adjustable
                                                                 volume and tone control,
                                                                 redial, flash and mute
                                                                 buttons, as well as built-in
                                                                 online indicator and
                                                                 headset stand.

       T20 Headset Telephone    Complete dual-line telephone     All the features of the T10
                                with headset.                    telephone plus a hold button
                                                                 with three-way conference
                                                                 calling.

       StarBase(TM) Headset     A full-featured single-line      This headset telephone, to
       Telephone                telephone developed for use in   which nearly all of our
                                Europe.                          headsets may be attached,
                                                                 enables businesses to use
                                                                 headsets for non-operator
                                                                 functions.

      HEADSET ACCESSORIES AND SERVICES

      We have developed and sell the HL1 Handset Lifter, an accessory product for use with our CA10 and CS10 wireless amplifier systems, and the HS2 Handset Lifter for use with the A20 amplifier and the S20 Telephone Headset System. The HL1 Lifter allows completely remote call answering. When the phone rings, the HL1 Lifter rings the remote unit of the wireless amplifier and, at the touch of a button on the remote, lifts the telephone handset. The HL2 Lifter allows A20/S20 users to answer the phone with the touch of a button on the A20 or S20 amplifier base.

      Headset spares and accessories allow end users to revitalize their headset tops to maintain maximum performance and comfort or increase the functionality of the headset solution. Spares and accessories include replacement Plantronics Voice Tubes, training cords, ear cushions, eartips, in-use indicators, theft protection devices and background noise suppressors. In fiscal 2001, we introduced AttiTubes(TM), a new line of accessory color voice tubes for some of our most popular office and call center headsets. AttiTubes are available in two sizes and five colors: Outrageous Orange, Serene Green, Passion Pink, Cool Blue and Peaceful Purple. The trademark Plantronics Voice Tubes are also still available.

      We support our product offerings with a technical assistance center to assist our customers with technical questions. Our worldwide service center operations provide a quick response to warranty support and out-of-warranty service needs.

      SPECIALTY PRODUCTS

      Our Walker Equipment Division sells special amplified and noise-canceling handsets for high-noise environments, and a full line of replacement and original equipment handsets for entry and elevator phones and for use in telephone booths and information kiosks. Through our Walker Equipment Division, we also manufacture line test equipment and sell specialty telephone products, including amplified telephone handsets and telephone amplifier accessories for the hearing-impaired. Our Walker Equipment Division also sells the Clarity(R) telephone, a full-featured, single line telephone designed for hearing-impaired users. It features volume control circuitry, oversized buttons, a ringer volume control and a light that flashes when the telephone rings. In fiscal 2001, the Walker Equipment Division launched the Cordless Clarity telephone, a 900 MHz version of the popular Clarity telephone - giving greater mobility with clarity of hearing to those with hearing impairment.

      Our specialty products operation provides headsets and other equipment for special applications that are not served by our standard headset product lines.

PRODUCT DEVELOPMENT

   Since our introduction of the original lightweight headset in 1962, enhancing communications has been the primary focus of our development efforts. As we expand into the global marketplace, we have increased the scope of these efforts to support international product needs. We maintain an extensive database of head and ear shapes to assist in the development of our products. Our concern for ergonomics and our efforts to design-in comfort and safety have resulted in such product innovations as a conformable earloop designed to conform to the human anatomy and the SoundGuard Plus system, which provides intelligibility and superior sound quality.

   We have a number of product development programs currently underway, including a new generation of headset systems for our emerging computer and mobile markets. In addition, we are developing long and short-range wireless mobility solutions for the call center, office and home-office markets. Our Computer Audio Systems Division recently completed development efforts on the next generation of digitally-enhanced USB headsets for the PC and Mac. These are the first headsets available offering digital-quality stereo and microphone capabilities to make sound clearer, speech more accurate and multimedia applications more realistic. Our Mobile Communications Division recently developed an innovative earbud-style headset for people who want the ease and subtlety of an earbud-style product, coupled with improved acoustic performance.

   During fiscal 2001, we previewed the first of our planned Bluetooth compliant headset solutions at the Winter CES 2001 show in Las Vegas. We introduced Bluetooth headset solutions for the mobile telephone market and also solutions for the office and call center markets. Our new M1000 headset allows users of mobile telephones to communicate with other Bluetooth devices such as mobile phones, PDAs and laptops. We recently introduced several new products for the office and call center, developed under the project names "Venus" and "Stargate." These innovative designs, scheduled for general availability in the third quarter of fiscal 2002, extend Bluetooth convenience and interoperability to the office and call center markets. Bluetooth is a low-cost, short-range wireless technology that promises to eliminate the cables and wires that currently connect most computing and communications devices. We were one of the earliest members of the Bluetooth consortium, which now includes over 2000 companies. Our Bluetooth offerings are the result of a major development effort using second-generation chip technology. We believe this new technology will allow us to offer better sound quality and longer battery life at a lower cost than earlier Bluetooth headset offerings.* We are focusing additional development efforts, using Bluetooth wireless technology, to service the needs of all our markets.

   Most of our research and development is carried out by our in-house engineering staff in the United States and England. We supplement our in-house engineering capabilities through selected outside contracting arrangements. Research, development and engineering expenditures were $19.5 million, $21.9 million and $27.0 million for fiscal years 1999, 2000 and 2001, respectively. We believe that substantial investment in research and development is imperative to maintain our position in the industry and, therefore, intend to increase our spending for research, development and engineering in fiscal 2002 and subsequent fiscal years.*

   Our product development efforts are directed toward both enhancing our existing products and developing new products that capitalize on our core technology and expand our product offerings to new user markets. The success of new product introductions is dependent on a number of factors, including appropriate new product selection, timely completion and introduction of new product designs, cost-effective manufacturing of such products, quality of new products, the acceptance of new technologies such as Bluetooth, and general market acceptance of all new products. To be successful in the future, we must be able to develop new products, qualify these products with our customers, successfully introduce these products to the market on a timely basis, and commence and sustain volume production to meet customer demands. Although we have attempted to determine the specific needs of the telephone, mobile telephone, computer, individual and home office user markets, there can be no assurance that the market niches identified will, in fact, materialize, or that our existing and future products designed for these markets will gain substantial market acceptance. Further, assuming the markets develop and our products meet customer needs, there is no assurance that such new products can be manufactured cost effectively and in sufficient volumes to meet the potential demand.

   The technology of telephone headsets has traditionally evolved slowly. Products are currently exhibiting life cycles of three to five years before introduction of the next generation of products, which usually include stylistic changes and quality improvements, but have historically been based on similar technology. Our newer emerging technology products, particularly in the mobile and computer markets, are exhibiting shorter life cycles more in line with the consumer electronics market, and are consequently more sensitive to market trends and fashion. We believe that future changes in technology will come at a faster pace.* Our future success will be dependent in part on our ability to develop products that utilize new technologies and to adapt to changing market trends quickly. In addition, in order to avoid product obsolescence, we will have to monitor technological changes in telephony, as well as users' demands for new technologies. Failure to keep pace with future technological changes could materially adversely affect our revenues and operating results.

SALES AND DISTRIBUTION

   We have a well-established multilevel worldwide distribution network. Our principal customers are distributors, OEM partners, retailers and telephony service providers.

   Specialized headset distributors represent our largest distribution channel. These distributors generally sell on a national basis. Electronics wholesalers represent our second largest channel. They typically offer a wide variety of products from multiple vendors to both resellers and end users. These distribution channels generally maintain inventory of our products, and our revenues may be affected by our distributors' fluctuating inventory levels even when market demand is stable. In fiscal 2001, we were successful in substantially reducing our order lead times as well as inventory levels in the channel.

   The retail channel consists of office supply and consumer electronics retailers, warehouse clubs, consumer products and office supply distributors, and catalog and mail order companies. Retailers primarily sell headsets to small businesses, small offices and home offices.

   Call center OEMs and manufacturers of automatic call distributor systems
(ACDs) and other telecommunications and computer equipment also utilize Plantronics headsets. Call center equipment OEMs do not typically manufacture their own peripheral products, and therefore distribute our headsets on its own private label, as a Plantronics branded product or as a co-branded product.

   Mobile telephone OEMs include both manufacturers of mobile telephone handsets and wireless carriers operating cellular, PCS, GSM and other mobile telephone networks. They do not manufacture headsets but increasingly will distribute our headsets on a privately labeled or co-branded basis.

   Computer OEMs include both manufacturers of computer hardware (including personal computers and specialized components and accessories for personal computers) and software suppliers (such as suppliers of voice recognition systems for use with personal computers). Many companies do not typically manufacture headsets but look to us for bundling our headsets with their products. Currently most of the OEM bundling is done on a Plantronics-labeled basis, with some of the OEMs doing so on a privately labeled or co-branded basis.

   The telephony service provider channel is comprised of former Regional Bell Operating Companies and other telephone service providers that purchase headsets from us for use by their own agents. Certain of these service providers also resell headsets to their customers.

   We also make direct sales to certain government agencies, including NASA and the FAA. In addition, certain of our distributors are authorized resellers under a GSA schedule price list and sell our products to government customers pursuant to that agreement.

   We maintain a direct sales force worldwide to provide ongoing customer support and service globally. We also retain commissioned manufacturers' representatives to assist in selling through the retail channel.

BACKLOG

   Our backlog of unfilled orders was $16.6 million on March 31, 2001, compared to $22.4 million at the end of fiscal 2000. We include in backlog all purchase orders scheduled for delivery over the next twelve months. As part of our commitment to customer service, our goal has been to ship products to meet customers' requested shipment dates. The majority of our orders are fulfilled within two to five business days. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. We do not believe our backlog as of any particular date is indicative of actual sales for any future period and therefore should not be used as a measure of future revenue.

COMPETITION

   We compete in several different markets, specifically the call center, the office, mobile, computer and residential markets. There are a number of different competitors in each of these market niches. We believe the principal competitive factors in each market are product features, comfort and fit; product reliability; customer service and support; reputation; distribution; ability to meet delivery schedules; warranty terms; product life; and price. We believe that our brand name recognition, distribution network, extensive and responsive customer service and support programs, large user base and extensive number of product variations, together with our comprehensive experience in designing safe, comfortable and reliable products and dealing with regulatory agencies, are the key factors necessary in maintaining our position as a leading supplier of lightweight communications headsets.

   In the call center user market, we face different competitors depending on the channel of distribution and the geographic location. We anticipate that we may face additional indirect competition in this market from technological advances such as wireless and Bluetooth systems. Although we have historically competed very successfully in the call center market, there can be no assurance that we will be able to continue our leadership position in that market.

   The office market, including both traditional and small or home office, and residential markets, involves the sale of headsets for connection to single line or office telephone systems, cellular and cordless telephones and computers. Certain competitors in the call center user market also sell headsets for use in the office market.

   Competitors in the mobile market generally come from outside of the call center market. They include the mobile phone manufacturers who typically outsource phone accessories like headsets, and companies that focus primarily on the mobile and/or cordless phone accessories markets. There is indirect competition from hands free car kits that also allow users to drive with both hands on the wheel. Important competitive factors in the mobile market include product styling, product reliability, product features, competitive pricing, sound quality, comfort and fit, customer service and support, reputation, distribution, ability to meet delivery schedules, warranty terms, and product life.

   In the computer market, we compete for business in both the retail channel and through OEMs. We face competition principally from established computer peripheral vendors. These vendors have established relationships with their distribution channels, enabling them to gain broad and deep global distribution. There is indirect competition from stand-alone microphones and loudspeakers for use with computers. Competition through the retail channel is based upon differentiated retail packaging, superior microphone and speaker performance, price and headset style and color. Competition for OEM business is based upon offering highly accurate microphones optimized to the OEM's software or system, unique styling, competitive pricing, and consistent quality with low defect rates.

   The residential market involves the sale of headsets, telephones for use by the hearing impaired, and single and multi-line corded and cordless headset telephone solutions. This market is principally served by the retail channel and through certain OEMs. Our competition in the residential market comes principally from competitors in the mobile and computer markets and, in the case of our Walker Clarity telephones for the hearing impaired, from certain niche market manufacturers of similar products.

   As we develop new generations of products and enter new markets, including the developing business and home office user markets, we anticipate facing additional competition from companies that currently do not offer communications headsets. Such companies may be larger, offer broader product lines and have substantially greater financial resources. Such competition could negatively affect pricing and gross margins. We believe that our experience in design and manufacture of comfortable and well fitting headsets will assist us in our efforts to sell headset products in the face of this new competition.* However, there is no assurance that we will be able to compete successfully.

   We believe that the following key factors enable us to maintain our position as a leading supplier of lightweight communications headsets:

      -  brand name recognition;

      -  large, diverse distribution networks;

      -  strong customer service;

      -  diverse product offerings;

      -  ability to design safe and reliable products; and

      -  an understanding of regulations.

   Although we believe we compete successfully with respect to these factors, if we do not compete successfully with respect to any of these or other factors, it could materially adversely affect our business, financial condition and results of operations.

MANUFACTURING AND SOURCES OF MATERIALS

   The majority of our manufacturing operations consists of assembly and testing, most of which is performed at our facility in Mexico. We have smaller manufacturing operations in California, Tennessee and the United Kingdom. In addition, we outsource the manufacture of a limited number of products to third parties.

   We purchase the components for our headset products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, from suppliers in Asia, the United States, Mexico, and Europe. The majority of our components and subassemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers.

   We generally manufacture our products to meet forecasted customer requirements. Special products and large orders submitted with short lead times are manufactured to order. Since most manufacturing occurs prior to the receipt of purchase orders, we maintain an inventory of finished goods in addition to inventories of raw materials, work in process and subassemblies and components.

ENVIRONMENTAL MATTERS

   We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. We believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations. We have included in our financial statements a reserve of $1.5 million for possible environmental remediation related to one of our discontinued businesses. While no claims have been asserted against us in connection with this matter, there can be no assurance that such claims will not be asserted in the future or that any resulting liability will not exceed the amount of the reserve. It is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create environmental liability with respect to our facilities or operations.

PATENTS AND TRADEMARKS

   We maintain a program of seeking patent protection for our technology. Significant product features for which we have, or are currently seeking, patent protection include our A20 detachable phone base configuration, SoundGuard receiver gain compression integrated circuit, features of the Mirage headset, the TriStar headset, Clarity frequency enhancing telephone, adapter serial bus, auditory user interface, adaptive transmit level circuit, battery-powered in-line amplifier with an automatic by-pass feature to provide continuous receive signal when battery power gets low, noise canceling headset configuration, integrated circuit implementation for an audio amplifier operating at extremely low power with an expander function for noise reduction in telephony applications, headset receiver mechanical-acoustical tone control devices, earbud receiver positioning mechanisms, self-configuring telephone interface units and various other products and features including certain wireless technology and electronic components. As of June 1, 2001, we have thirty-six United States patents in force, expiring in 2002 to 2019. Some of these patents are also issued in certain foreign countries.

   Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products. We intend to continue to seek patents on our inventions when appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued for currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us. We may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such claims could have a material adverse effect on our operations.

   We own registered trademarks with respect to the Plantronics name and our logo design and the names of many of our products and product features, including, but not limited to, our Encore, FreeHand, Mirage, SoundGuard, StarSet, Supra, and TriStar products and features. We currently have United States and foreign trademark applications pending in connection with certain new products and product features. We have such trademark registrations in place on some or all of those marks in the United States and a number of countries throughout the world. We claim common law trademark rights in many of our products and/or product features. We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants.

EMPLOYEES

   On March 31, 2001, we employed 2,208 people worldwide, including 1,532 in our manufacturing facility in Tijuana, Mexico. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as we are aware. We have not experienced any work stoppages and believe that our employee relations are good.

SENIOR MANAGEMENT AND EXECUTIVE OFFICERS

   Set forth below is certain information regarding the senior management and executive officers of Plantronics and their ages as of June 1, 2001.

                   NAME                AGE                       POSITION
                   ----                ---                       --------
             Owen Brown                54    Vice President - Development and Chief Technology Officer
             Benjamin Brussell         40    Vice President - Corporate Development
             Lyndall Fry               44    Vice President - Quality
             Kevin Goodwin             45    Vice President - Legal, General Counsel and Secretary
             Don Houston               47    Senior Vice President - Sales
             Ken Kannappan             41    President and Chief Executive Officer
             Steve Krug                43    President - Walker Equipment Division
             Jean-Claude Malraison     54    Managing Director - Europe, Middle East & Africa
             Craig May                 41    Senior Vice President - Marketing and Development and
                                               President - Call Center and Office Division
             Barbara Scherer           45    Senior Vice President - Finance & Administration and Chief
                                               Financial Officer
             Joyce Shimizu             46    President - Mobile Communications Division
             Neil Snyder               49    President - Computer Audio Systems Division
             Terry Walters             52    Vice President - Operations

   MR. BROWN was appointed Vice President - Development and Chief Technology Officer in July 1999. Prior to joining Plantronics, Mr. Brown worked for Omnipoint Technologies, Inc. as the Product Development Director from 1996 to 1998 and as Vice President, Products and Technology at JRC International, Inc. from 1994 to 1996. He received his Bachelor's degree in Engineering Physics at McMaster University of Canada and went on to receive his

Masters degree in Electrical Engineering from the same institution.

   MR. BRUSSELL joined Plantronics in March 1998 as Vice President - Corporate Development and reports directly to the President and Chief Executive Officer. Prior to joining Plantronics, Mr. Brussell was Vice President, Corporate Development at Storage Technology Corporation, a leading provider of enterprise and network information storage systems, from March 1992 to March 1998. From June 1990 until March 1992, Mr. Brussell acted as a consultant to Storage Technology Corporation and other technology and health care industry companies. From January 1985 to June 1990, Mr. Brussell held various positions with Solomon Brothers, the last of which was Vice President, Corporate Finance, Technology Group. Mr. Brussell has a Bachelor of Arts degree in Math/Economics from Wesleyan University and a Masters Degree in Management from M.I.T. Sloan School of Management. Mr. Brussell is a director of Dot Hill Systems Corporation, a manufacturer of high performance data storage systems.

   MS. FRY joined Plantronics in August of 1998 and is the Vice President of Quality. Prior to joining Plantronics, Ms. Fry was with Siemens A.G. for fourteen years, most recently as the Head of Quality Assurance with the Siemens Wireless Terminals Division in Austin, Texas, from 1993 to 1998. Ms. Fry has over fifteen years of manufacturing, materials and quality experience. Ms. Fry received a Bachelor of Arts from the University of California, Irvine and an M.B.A. in International Business from the College of Notre Dame.

   MR. GOODWIN has served as Vice President - Legal, General Counsel and Secretary since July 1999. Mr. Goodwin joined Plantronics in July 1996 as a full-time contract counsel and in November 1997 became an employee and General Counsel. In July 1998, Mr. Goodwin was appointed Assistant Secretary of Plantronics. Prior to joining Plantronics, Mr. Goodwin was in private practice with several law firms with offices in Silicon Valley, including Carr & Ferrell (from 1995 to 1996) and Pettit & Martin (from 1989 to 1995). Mr. Goodwin received his law degree from Columbia University and a Bachelor of Arts degree in Economics and Philosophy from Claremont Men's College.

   MR. HOUSTON joined Plantronics in November 1996 as Vice President Sales and was promoted to Senior Vice President - Sales in March 1998. From February 1995 through November 1996, Mr. Houston served as Vice President - Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer and marketer of multimedia projection products. From 1985 until January of 1995, Mr. Houston held a number of positions at Calcomp, Inc., which is engaged in the business of manufacturing computer peripherals for the CAD and graphic market, including Regional Sales Manager and Vice President of Sales, Service and Marketing. Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation. Mr. Houston is a graduate of the University of Arizona with a Bachelor of Science degree in Business/Marketing.

   MR. KANNAPPAN joined Plantronics in February 1995 as Vice President - Sales, responsible for OEM Sales and the Asia Pacific/Latin America markets for Plantronics, Inc. He was promoted to Vice President - Sales, responsible for the United States, Asian and Latin American markets in September 1995. He was promoted to Managing Director of our Plantronics Limited subsidiary in England in March 1996. In March 1997, Mr. Kannappan returned from England and was promoted to Senior Vice President responsible for Plantronics' Worldwide Operations, the Company's Mobile and Walker Equipment Divisions and Plantronics Limited. In March 1998, Mr. Kannappan was promoted to President and Chief Operating Officer. In January 1999, he was promoted to Chief Executive Officer and appointed to the Board of Directors. Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated, where he was employed from August 1985 through January 1995. Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Masters of Business Administration from Stanford University. Mr. Kannappan is also a Director of Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry, and Integrated Device Technology, Inc., a manufacturer of communications integrated circuits.

   MR. KRUG joined Plantronics in December 1996 as President, of Walker Equipment Corporation, then a wholly-owned subsidiary of Plantronics. Walker Equipment Corporation was merged into, and became a division of Plantronics in 1997. Mr. Krug is responsible for all activities of this handset and specialty phone products division. Prior to joining Plantronics, Mr. Krug was Executive Vice President and General Manager of BEL-Tronics, Ltd., a consumer electronics firm, from 1994 to 1996. Mr. Krug also served as Chief Executive Officer and Director of Almor Corporation from 1993 to 1994. Prior to that, he held progressively responsible positions in general management and strategic marketing and technology with FLIR Systems, Inc. (an affiliate company of Hughes Aircraft Company - 1990 to 1993) and Hughes Aircraft Company (1978 to 1990). Mr. Krug received his Bachelor degrees in Management Science and Applied Mathematics from University of California, San Diego and has done non-degreed work at Stanford University, MIT and University of California, San Diego.

   MR. MALRAISON joined Plantronics in July 1999 as the Managing Director - Europe, Middle East & Africa. Mr. Malraison is resident in the Swindon, England and Hoofddorp, the Netherlands offices of Plantronics and is responsible for our European, Middle East and African sales and operations. Mr. Malraison received his Engineering degree at the Institute Superior D'Electronic Du Nord in France. Prior to joining Plantronics, Mr. Malraison spent twenty-eight years with IBM in a number of roles, most recently as Vice-President, Business Partners, EMEA.

   MR. MAY joined Plantronics in May 1998 as Vice President - Marketing. In July 1999, Mr. May was promoted to Senior Vice President - Marketing and Development. In Fall 1999, Mr. May's responsibilities expanded to include President of the Call Center and Office Division. Prior to joining Plantronics, Mr. May was most recently with Siemens Business Communications Systems, Inc., as Director of Product Management, Desktops and Mobility, from October 1993 to May 1998. Prior to that position, Mr. May served on special assignment to the President of Siemens Business Communications Systems, Inc., from July 1993 to October 1993. From June 1992 to July 1993, Mr. May was ROLM Executive Delegate for Siemens AG, Private Networks Group, Desktop Products, Munich, Germany. Mr. May held a number of positions with ROLM from July 1987 to June 1992, such as Director of Systems Planning, Manager of New Product Planning and Senior Product Manager. From 1981 to June 1987 Mr. May worked for ROLM, an IBM company, and Shell Oil Company in various product manager and engineering positions of increasing authority. Mr. May has a Bachelor of Science degree in Electrical Engineering from the University of Houston.

   MS. SCHERER joined Plantronics in March 1997, and in April 1997 was named Vice President - Finance & Administration and Chief Financial Officer. In March 1998, Ms. Scherer was promoted to Senior Vice President - Finance & Administration and Chief Financial Officer. Prior to joining us, Ms. Scherer was Senior Vice President and Chief Financial Officer at StreamLogic Corporation, a developer of video delivery, digital media storage, networking RAID and data management products, from October 1996 until March 1997; before that Ms. Scherer was Senior Vice President of Operations from April 1996 until October 1996. Prior to that Ms. Scherer held various positions spanning a nine year career with Micropolis Corporation, a disk drive manufacturer, including, from 1995 until 1996, Vice President Finance, Chief Financial Officer and Treasurer, and from 1993 until 1994, Vice President, Treasurer and Video Systems Division Controller. Ms. Scherer is a graduate of the University of California, Santa Barbara and received her Masters from the Yale School of Organization and Management.

   MS. SHIMIZU joined Plantronics in July 1983, and was promoted to President of the Mobile Communications Division in 1999. Prior to that, Ms. Shimizu was the Senior Marketing Director for the Computer and Mobile Systems Division, the predecessor to the Mobile Communications Division. Prior to that position, Ms. Shimizu held various positions in our marketing and sales organizations. Ms. Shimizu received an MBA from the Monterey Institute of International Studies and a Bachelor's Degree in Japanese from University of California, Los Angeles.

   MR. SNYDER joined Plantronics as Vice President and General Manager of the Computer Audio Systems Division in November 1998. Mr. Snyder was promoted to President of the Computer Audio Systems Division in July 1999. Before joining Plantronics, Mr. Snyder was the General Manager of the Zip Aftermarket group at Iomega Corporation from 1997 to 1998. Prior to that Mr. Snyder has held various executive positions at Colordesk, Ltd., Gold Disk Inc., and Borland International. Mr. Snyder attended the Rochester Institute of Technology and Michigan State University.

   MR. WALTERS has been the Vice President - Operations since April 2000 and is responsible for the worldwide operations of Plantronics. Mr. Walters joined Plantronics in September 1997 as Vice President New Product Introduction and more recently directed development of Plantronics e-commerce business before his current assignment. Prior to joining Plantronics, Mr. Walters spent twenty-four years in Silicon Valley firms developing and manufacturing computer systems. Mr. Walters holds both a Bachelor of Science Degree and a Masters Degree in Industrial Operations from Bradley University.

   Executive officers serve at the discretion of the Board of Directors and senior management serves at the discretion of the President and Chief Executive Officer. There are no family relationships between any of the directors and executive officers of Plantronics.

ITEM 2. PROPERTIES

    Our principal executive offices are located in Santa Cruz, California. As of May 11, 2001, we owned or leased a total of approximately 500,000 square feet of manufacturing, administrative, engineering and office facilities, including: (i) approximately 204,309 square feet of research and development, light assembly operations, and warehouse and administrative facilities in Santa Cruz, California, approximately 40,000 square feet of which are leased to third parties as office and warehouse space; (ii) approximately 6,500 square feet of office and warehouse space in Los Gatos, California, all of which is sub-leased to a third party; (iii) 8,375 square feet of light assembly and administrative facilities in Chattanooga, Tennessee under a lease expiring in 2005; (iv) approximately 215,000 square feet for assembly and related operations in Tijuana, Mexico, under several leases expiring in 2001 and 2005, each with options to renew; (v) approximately 48,684 square feet for research and development, assembly operations, sales and administration in Wootton Bassett, England under leases expiring in 2015; (vi) approximately 13,924 square feet for administrative facilities in Hoofddorp, The Netherlands, under a lease expiring in 2005; and (vii) smaller leased or rented facilities in Australia, Brazil, France, Germany, Hong Kong, Italy, Japan, Spain and Taiwan. We believe that our existing properties are suitable and adequate for our business. We believe that our premises have sufficient capacity available for expansion over the next few years.* We are currently engaging in a long-term space planning process with respect to our Santa Cruz, California headquarters facilities and our Tijuana, Mexico manufacturing plant. We believe that these facilities are unlikely to support all of our requirements for capacity over a mid to longer term planning horizon and are, therefore, evaluating our alternatives.

ITEM 3. LEGAL PROCEEDINGS

   We are presently engaged in a lawsuit filed in the Superior Court in Santa Clara County, California by GN Hello Direct, Inc., a former Plantronics retail catalog distributor that was acquired by our single largest competitor, GN Netcom. GN Hello Direct makes various claims associated with the termination of the distribution relationship between Plantronics and Hello Direct, including that Hello Direct has suffered approximately $11 million in damages as a result of that termination. We consider Hello Direct's claims to be without merit. We will defend the claims vigorously and have filed counterclaims against Hello Direct for, among other claims, breach of contract and material misrepresentations related to our entering into that contract.

   We are also engaged in the defense of a patent infringement claim, relating to a ClearVox product, brought by Cotron Corporation, a Taiwanese company. We consider the claims in this lawsuit to be without merit. The action was originally filed in the United States District Court, for the Central District of California and we successfully moved the Court to transfer the case to the United States District Court, for the Northern District of California. We will defend this action vigorously and have filed a counterclaim alleging that the Cotron patent is invalid, unenforceable, and not infringed.

   We are also involved in various other legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results.* However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   No matters were submitted to a vote of the security holders of Plantronics during the fourth quarter of the fiscal year ended March 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our Common Stock is publicly traded on the New York Stock Exchange. Information included under the caption "Corporate Information" appearing at page 31 of our 2001 Annual Report to Stockholders concerning the market price of and cash dividends declared on our Common Stock for each quarterly period within the two most recent fiscal years is incorporated herein by reference. As of May 11, 2001, there were 109 holders of record of our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

   The information appearing under the caption "Selected Financial Data" appearing at page 27 of our 2001 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information appearing under the caption "Management's Discussion and Analysis" appearing at pages 1 through 4 of our 2001 Annual Report to Stockholders is incorporated herein by this reference.

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

   Investors or potential investors in our stock should carefully consider the risks described below. The performance of our stock will reflect the performance of our business relative to, among other things, our competition, general economic and market conditions and industry conditions. You should carefully consider the following factors in connection with any investment in our stock. Our business, financial condition and results of operations could be materially adversely affected if any of the risks occur. If the risks occur, the trading price of Plantronics stock could decline and an investor could lose all or part of his or her investment.

A GENERAL ECONOMIC SLOWDOWN COULD RESULT IN REDUCTION IN OVERALL DEMAND FOR OUR PRODUCTS WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR RESULTS AND WE BELIEVE THIS IS CURRENTLY TAKING PLACE.

   While our markets have not exhibited highly cyclical behavior in the past, our sales are affected by overall economic activity. In the fourth quarter of fiscal 2001 we saw a drop in the overall level of demand for our products which we attribute principally to a slowing in national and international economic growth. We believe there has been a continued decline in the economy and that a recession may yet occur. Since the beginning of fiscal 2002, we have seen a further reduction in the overall level of demand for our products. If these trends are worse or longer than presently anticipated, this could cause us not to achieve the levels of sales required to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock. Also, if the overall economy slows or there is a recession, this could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts due to us.

A SUBSTANTIAL PORTION OF OUR SALES COME FROM THE CALL CENTER MARKET AND A DECREASE OF DEMAND IN THAT MARKET COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS.

   We have historically derived, and continue to derive, a substantial portion of our net sales from the call center market. This market has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. We also may have benefited from a short term bubble in call center demand in the first half of fiscal 2001 due to post-year 2000 activities and due to a possibly aberrational growth of internet related businesses. In the fourth quarter of fiscal 2001 and in the portion of fiscal 2002 that has passed before the filing of this report, our sales in the call center market have been below the level of sales in that market in recent prior periods. We do not believe that our decreasing sales are a result of market share gains by our competitors but, instead, believe that the sales slowdown is due to reduction in the level of overall market demand. While we believe that the call center market will grow in future periods,* this growth could slow or revenues from this market could continue to decline due to various factors. For example, technological advances such as automated interactive voice response systems could reduce or eliminate the need for call center agents in certain applications. In addition, consumer resistance to telemarketing could materially adversely affect growth in the call center market. A continued deterioration in general economic conditions could result in a reduction in the establishment of new call centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact negatively affecting our business. Due to our reliance on the call center market, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

WE ARE COUNTING ON THE OFFICE, MOBILE, COMPUTER AND RESIDENTIAL MARKETS TO DEVELOP AND WE COULD BE MATERIALLY ADVERSELY AFFECTED IF THEY DO NOT DEVELOP AS WE EXPECT.

   While the call center market is still a substantial portion of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer and residential markets. These communications headset markets are relatively new and undeveloped. Moreover, we do not have extensive experience in selling headset products to customers in these markets. If the demand for headsets in these markets fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for our products and on our business, financial condition and results of operations. These headset markets are also subject to general economic conditions and if there is a continued slowing of national or international economic growth or a recession, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A NUMBER OF CAUSES OUTSIDE OUR CONTROL.

   Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

      -  general economic conditions;

      -  changes in demand for our products;

      - insolvency of purchasers of our products or failure of purchasers of our products to pay amounts due to us;

      -  timing and size of orders from customers;

      -  price erosion;

      - cancellations or delays of deliveries of components and subassemblies by our suppliers;

      - variances in the timing and amount of engineering and operating expenses;

      -  distribution channel mix variations;

      - changes in the levels of cooperative advertising or market development funding required by retail resellers of our products;

      -  delays in shipments of our products;

      -  material product returns and customer credits;

      -  new product introductions by us or our competitors;

      -  entrance of new competitors;

      -  changes in actual or target inventory levels of our channel partners;

      -  increases in the costs of our components and subassemblies;

      -  changes in the mix of products sold by us; and

      -  seasonal fluctuations in demand.

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

IF WE DO NOT MATCH PRODUCTION TO DEMAND WE WILL BE AT RISK OF LOSING BUSINESS OR OUR GROSS MARGINS COULD BE MATERIALLY ADVERSELY AFFECTED.

   We saw good increases in customer demand for our products through most of fiscal 2001. Historically, we have generally been able to increase production to meet increasing demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast. Significant unanticipated fluctuations in demand could cause the following operating problems, among others:

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

      - Significant reduction in production levels to address current decreases in demand may leave us unprepared to meet a rapid increase in demand for our products.

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

   We buy components and subassemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining components, subassemblies and finished products entails various risks, including the following:

      - We obtain certain subassemblies, components and products from single suppliers, and alternate sources for these items are not readily available. To date, we have experienced only minor interruptions in the supply of these subassemblies, components and products, none of which has significantly affected our results of operations. Current adverse economic conditions could lead to a higher risk of failure of our suppliers to remain in business or to be able to purchase the subcomponents and parts required by them to produce and provide to us the parts we need. An interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations.

      - Prices of components and subassemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

      - Due to the lead times required in order to obtain certain subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the subassemblies, components and products. In the second quarter of fiscal 2001, we experienced a substantial rise in finished goods inventories in part resulting from purchases of finished products from our suppliers in excess of forecasted demand. Those inventory levels remained high through the fourth quarter of fiscal 2001. Failure in the future to match the timing of purchases of subassemblies, components and products to demand would materially adversely affect our business, financial condition and results of operations.

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

WE SELL OUR PRODUCTS THROUGH VARIOUS CHANNELS OF DISTRIBUTION AND A FAILURE OF THOSE CHANNELS TO OPERATE AS WE EXPECT COULD DECREASE OUR REVENUES.

   We sell substantially all of our products through distributors, retailers, OEMs and telephony service providers. Our existing relationships with these parties are nonexclusive and can be terminated by either party without cause. Our channel partners also sell or can potentially sell products offered by our competitors. To the extent that our competitors offer our channel partners more favorable terms, such partners may decline to carry, de-emphasize or discontinue carrying our products. In the future, we may not be able to retain or attract a sufficient number of qualified channel partners. Further, such partners may not recommend, or continue to recommend, our products. In the future, our OEM customers or potential OEM customers may elect to manufacture their own products, similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors,

OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition or results of operations.

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

   We generally offer our customers certain credit terms, allowing them to pay for products purchased from us between thirty and sixty days or more after we ship the products. Our receipt of payment for our products depends on the financial liquidity of those customers. If significant customers or a significant number of customers experience liquidity problems, this could affect our ability to collect our accounts receivables, which could materially adversely affect our business, financial condition or results of operations.

WE HAVE STRONG COMPETITORS AND WILL LIKELY FACE ADDITIONAL COMPETITION IN THE FUTURE.

   The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. GN Great Nordic reported revenues of 7.0 billion Danish Krone (approximately $884 million) in calendar 2000.

   In calendar year 2000, GN Netcom continued its practice of acquiring other companies in the headset business. In 2000, GN Netcom acquired Jabra Corporation, a supplier of headsets in the mobile phone market, resulting in an entity with a broader mobile product offering and greater marketing presence than either of the two entities had separately. On October 4, 2000, GN Netcom announced that it had signed an agreement to acquire Hello Direct, Inc., a retail channel seller of communications products and our former customer. On October 25, 2000, we announced that we terminated our contract for the supply of products to Hello Direct due to the impending acquisition of Hello Direct, Inc. by GN Netcom. It is not clear how this acquisition will affect us other than the termination of the product purchase contract, which we do not believe will have a material adverse effect.* However, the acquisition by GN Netcom of Hello Direct does give it a directly owned retail channel presence it did not have before the acquisition.

   We currently operate principally in a multilevel distribution model - we sell most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom's acquisition of Hello Direct and its recent acquisition of one or more European distributors indicates it may be moving to a direct sales model. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices which could materially adversely affect our business and results of operations.

   On February 7, 2001, Logitech International S.A., a manufacturer and seller of computer accessory products, announced that it had agreed to purchase Labtec Inc., a Vancouver, Washington-based provider of, among other products, headsets for use with computers. The acquisition was completed in March 2001. Due to this acquisition, Labtec will have greater resources with which to compete with us than it did prior to its acquisition.

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

   We anticipate that we will also face additional competition from companies, principally located in the Far East, which offer very low cost headset products, including products which are modeled on or direct copies of our products. These new competitors are likely to offer very low cost products which may result in price pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

   Historically, our expertise in acoustics and design has allowed us to design, develop and manufacture products with the levels of sound quality enabling us to meet the needs of our customers. Due to technological advances, including but not limited to better digital signal processing, our current and future competitors may be able to develop products with the same or better audio quality at lower costs. These technological advances may allow current and future competitors to compete more effectively in terms of product quality or price that could materially adversely affect our business and results of operations.

   We believe that important competitive factors for us are product reliability, product features, customer service and support, reputation, distribution, ability to meet delivery schedules, warranty terms, product life and price. If we do not compete successfully with respect to any of these or other factors it could materially adversely affect our business, financial condition and results of operations. Further, if we do not successfully develop and market products that compete successfully with those of our competitors, it would materially adversely affect our business, financial condition and results of operations.

NEW PRODUCT DEVELOPMENT IS RISKY AND WE WILL BE MATERIALLY ADVERSELY AFFECTED IF WE DO NOT RESPOND TO CHANGING CUSTOMER REQUIREMENTS AND NEW TECHNOLOGIES.

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

   Historically, the technology used in lightweight communications headsets has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. We anticipate that the technology used in hands free communications devices, including our products, will begin to evolve more rapidly in the future. We believe that this is particularly true of the office, mobile and residential markets, which may require us to develop new headset technologies to support cordless and wireless operation and to interface with new communications and computing devices. As a result, our success depends upon our ability to enhance existing products, to respond to changing market requirements, and to develop and introduce in a timely manner new products that keep pace with technological developments. If we are unable to develop and introduce enhanced products or new products in a timely manner in response to changing market conditions or customer requirements, it will materially adversely affect our business, financial condition and results of operations.

   Due to the historically slow evolvement of our products, we have generally been able to phase out obsolete products without significant impact to our operating margins. However, as we develop new generations of products more quickly, we expect that the pace of product obsolescence will increase concurrently. The disposition of inventories of obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.

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

WE HAVE SIGNIFICANT FOREIGN OPERATIONS AND THERE ARE INHERENT RISKS IN OPERATING ABROAD.

   In fiscal 2001, approximately 31.2% of our net sales were derived from customers outside the United States. Approximately 33.5% of our net sales in fiscal 2000 were derived from customers outside the United States, compared with approximately 30.5% of our net sales in fiscal 1999. In addition, we conduct substantially all of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. The inherent risks of international operations, particularly in Mexico, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

      -  cultural differences in the conduct of business;

      -  greater difficulty in accounts receivable collection;

      -  unexpected changes in regulatory requirements;

      -  tariffs and other trade barriers;

      -  economic and political conditions in each country;

      - management and operation of an enterprise spread over various countries; and

      -  the burden of complying with a wide variety of foreign laws.

   In fiscal 2001, the value of major European currencies dropped against the U.S. dollar. To date, we have partially but not fully reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we may have to effectively reduce our current prices further, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a material adverse effect on our business, financial condition and results of operations.

OUR FOREIGN OPERATIONS PUT US AT RISK OF LOSS IF THERE ARE MATERIAL CHANGES IN CURRENCY VALUES AS COMPARED TO THE U.S. DOLLAR.

   A significant portion of our business is conducted in currencies other than the U.S. dollar. As a result, fluctuations in exchange rates create risk to us in both the sale of our products and our purchase of supplies. Fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. In fiscal 2001, the value of major European currencies dropped against the U.S. dollar, resulting in currency transaction losses. Although we did not engage in any hedging activities in fiscal 2001 to mitigate exchange rate risks, in fiscal 2002 we have introduced programs designed to reduce our foreign currency net asset exposure and thus have a goal to reduce transaction gains and losses that are accounted for in other income/expense. Substantially all of our revenues throughout Europe are priced and thus denominated in local currencies. Thus, our economic exposure to foreign currency fluctuations has not changed and revenues and margins can be adversely impacted by such fluctuations. There can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations.

WE MAY HAVE EXPERIENCED IN CALENDAR 2000 A NON-SUSTAINABLE INCREASE IN SALES AS A RESULT OF PENT-UP DEMAND FROM Y2K CONCERNS AND THE RAPID GROWTH OF INTERNET RELATED BUSINESSES.

   Our results for the first half of calendar year 2000 may not be indicative of longer-term market conditions. Our results of operations for that period, including the first three quarters of fiscal 2001, may reflect a non-sustainable increase in sales as a result of purchases by call center and office customers who delayed investment in new call centers or information technologies due to concerns over the effects of Y2K. Further, there may have been an unsustainable increase in calendar 2000 in the level of spending on information technology infrastructure, including telecommunications devices which use headsets, due to customers addressing the rapid growth of Internet related businesses.

IF THERE ARE PROBLEMS THAT AFFECT OUR PRINCIPAL MANUFACTURING FACILITY IN MEXICO, WE COULD FACE LOSSES IN REVENUES OR MATERIAL INCREASES IN COSTS OF OUR OPERATIONS.

   The majority of our manufacturing operations are currently performed in a single facility in Tijuana, Mexico. A fire, flood or earthquake, political unrest or other disaster or condition affecting our facility could have a material adverse effect on our business, financial condition and results of operations. While we have developed a disaster recovery plan and believe we are adequately insured with respect to this facility, we may not be able to implement the plan effectively or on a timely basis or recover under applicable insurance policies.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR BUSINESS OPERATIONS AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OR MAKE SUBSTANTIALLY MORE EXPENSIVE THE OPERATIONS AT OUR HEADQUARTERS FACILITY.

   California is in the midst of an energy crisis that could disrupt the conduct of sales, marketing, research and development, finance and other operations at our headquarters facilities. In the event of an acute power shortage, California has, on some occasions, implemented, and may in the future continue to implement, rolling blackouts throughout California. We have emergency back-up generators which keep our business information systems in operation but we do not have sufficient back-up generating capacity or alternate sources of power to keep our headquarters in full operation in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue full operations at our headquarters. Any such interruption could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Further, it is likely that the cost of electrical power at our California facilities is going to increase substantially. We do not currently believe that the increased expense for electrical power will be a material impact on our financial condition* but if prices increase beyond that currently expected, we could be materially adversely affected.

WE HAVE INTELLECTUAL PROPERTY RIGHTS THAT COULD BE INFRINGED BY OTHERS AND WE ARE POTENTIALLY AT RISK OF INFRINGEMENT OF THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

   Our success will depend in part on our ability to protect our proprietary technology. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. We currently hold thirty-six United States patents and additional foreign patents and intend to continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

WE ARE EXPOSED TO POTENTIAL LAWSUITS ALLEGING DEFECTS IN OUR PRODUCTS.

   The use of our products exposes us to the risk of product liability claims. Product liability claims have in the past been, and are currently being, asserted against us. None of the previously resolved claims have materially affected our business, financial condition or results of operations, nor do we believe that any of the pending claims will have such an effect.* Although we maintain product liability insurance, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.

   Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones. We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but that research in this area is incomplete. We have tested our headsets through independent laboratories and have found that use of our headsets reduces radio frequency emissions at the user's head to virtually zero. However, if research was to establish a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for our mobile headsets.

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

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF WE LOSE THE BENEFIT OF THE SERVICES OF KEN KANNAPPAN OR OTHER KEY PERSONNEL.

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

OUR STOCK PRICE MAY BE VOLATILE AND YOUR INVESTMENT IN PLANTRONICS STOCK COULD BE LOST.

   The market price for our Common Stock may continue to be affected by a number of factors, including the announcement of new products or product enhancements by us or our competitors, the loss of services of one or more of our executive officers or other key employees, quarterly variations in our or our competitors' results of operations, changes in our published forecasts of future results of operations, changes in earnings estimates or recommendations by securities analysts, developments in our industry, sales of substantial numbers of shares of our Common Stock in the public market, general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors. Stock prices for many companies, particularly in the technology sector, have experienced wide fluctuations that have often been unrelated to the operating performances of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, could materially adversely affect the market price of our Common Stock.

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

CITICORP VENTURE CAPITAL HAS SIGNIFICANT CONTROL OVER OUR BUSINESS.

   Our largest stockholder, Citicorp Venture Capital, Ltd. ("CVC"), beneficially owns 8,995,824 shares of our Common Stock (excluding any shares that may be owned by employees of CVC or its affiliates), which represents approximately 18.3% of our outstanding Common Stock as of February 15, 2001. We also have an agreement with CVC under which it is entitled to have up to three of its designees serve on our Board of Directors, depending on the level of CVC's continuing stock ownership. Based on its current ownership of our outstanding Common Stock, CVC is entitled to designate two nominees. Messrs. M. Saleem Muqaddam and John M. O'Mara are currently serving as CVC's designees pursuant to that agreement (having been nominated for election in a period in which the agreement with CVC required us to nominate and support the election of three designees of CVC). In addition, our bylaws contain provisions that require a two-thirds (66 2/3%) supermajority vote of the Board of Directors to approve certain transactions, including amendments of our Certificate of Incorporation, certain provisions of our bylaws, mergers and sales of substantial assets, acquisitions of other companies and sales of capital stock. These provisions may have the effect of giving a small number of directors the ability to block such transactions.

WE HAVE SEVERAL SIGNIFICANT STOCKHOLDERS AND, GIVEN THE LOW TRADING VOLUME OF OUR STOCK, IF THEY SELL THEIR SHARES IN A SHORT PERIOD OF TIME, WE COULD SEE AN ADVERSE EFFECT ON THE MARKET PRICES OF OUR STOCK.

   As of May 11, 2001, we had 48,390,671 shares of Common Stock outstanding and in the public market. All of these shares are freely tradable except for approximately 10,176,000 shares held by affiliates of Plantronics (including CVC and the directors and officers of Plantronics). These approximately 10,176,000 shares may be sold in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

   Some of our current stockholders, including CVC and certain of our directors, also have certain contractual rights to require Plantronics to register their shares for public sale. Approximately 7,531,988 additional shares are subject to outstanding stock options as of May 11, 2001. As of May 11, 2001, Ms. Louise Cecil, the widow of our former CEO and Chairman, Robert S. Cecil, held options on approximately 433,000 shares of our Common Stock, transferred to her by Mr. Cecil during his life. She has registered those shares for resale and can sell any or all of those shares at any time.

   Plantronics stock is not heavily traded. The average daily trading volume of our stock in fiscal year 2001 was approximately 328,226 shares per day with a median volume in that period of 225,800 shares per day. Sales of a substantial number of shares of our Common Stock in the public market by CVC or any of our officers, directors or other stockholders could adversely affect the prevailing market price of our Common Stock and impair our ability to raise capital through the sale of equity securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors Affecting Future Operating Results" beginning on page 21.

      INTEREST RATE RISK

      At March 31, 2001, we had cash and cash equivalents totaling $60.5 million, compared to $40.3 million at March 31, 2000. At March 31, 2001, we had marketable securities totaling $13.4 million compared to $5 million at March 31, 2000. Cash equivalents have an original maturity of ninety days or less; marketable securities have an original maturity of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as the majority of our cash and marketable securities were invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our marketable securities at March 31, 2001 was ten months. The interest rates locked in on those investments ranged from 4.7% to 6.4%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

      In fiscal 2001, we renewed our $100 million revolving credit facility, including a $10 million letter-of-credit subfacility with a major bank. The revolving credit facility and letter of credit subfacility both expire in November 2001. As of March 31, 2001, we have no cash borrowings under the revolving credit facility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

      FOREIGN CURRENCY EXCHANGE RATE RISK

      Approximately 31% of our revenue was realized outside of the United States, with approximately 18% denominated in foreign currencies, predominately the Great British Pound and the Euro. During fiscal years 2000 and 2001 we did not engage in any hedging activities. In fiscal 2002, we implemented a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we began to hedge our European transaction exposure, hedging both our Great British Pound and Euro Positions. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following information appearing in our 2001 Annual Report to Stockholders is incorporated herein by this reference:

        Consolidated Balance Sheets -- March 31, 2001 and March 31, 2000

        Consolidated Financial Statements for fiscal years ended March 31, 2001, March 31, 2000, and March 31, 1999:

        Consolidated Statements of Operations

        Consolidated Statements of Cash Flows

        Consolidated Statements of Stockholders' Equity

        Notes to Consolidated Financial Statements

        Market price and dividend information.

        Report of Independent Accountants, dated April 23, 2001.

   With the exception of the information mentioned in Items 5, 6, 7 and 8, our 2001 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding the identification and business experience of our directors under the caption "Nominees" under the main caption "Proposal One -- Election of Directors" in our definitive 2001 Proxy Statement for the annual meeting of stockholders to be held on June 27, 2001, as filed with the Securities and Exchange Commission on or about June 1, 2001, is incorporated herein by this reference. For information regarding the identification and business experience of our executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to our executive officers and directors under the caption "Compliance With Section 16(a) of the Exchange Act" in our 2001 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information under the captions "Executive Compensation" and "Compensation of Directors" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information under the caption "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in the 2001 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information under the caption "Certain Transactions" in the 2001 Proxy Statement is incorporated herein by this reference.

   With the exception of the information specifically incorporated by reference from the 2001 Proxy Statement in Part III of this Annual Report on Form 10-K, the 2001 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions "Report of the Compensation Committee of the Board of Directors" and "Company's Stock Performance" under the main caption "Additional Information" in the 2001 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Incorporation by Reference. The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

         (1) Financial Statements. The consolidated financial statements of Plantronics (including the notes thereto) are incorporated by reference from our 2001 Annual Report to Stockholders as indicated in Item 8 of this report.

         (2)   Financial Statement Schedules.

                                PLANTRONICS, INC.
                     SCHEDULE II: VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                  BALANCE AT     CHARGED TO                   BALANCE AT
                                  BEGINNING     EXPENSES OR                      END
                                  OF PERIOD    OTHER ACCOUNTS  DEDUCTIONS     OF PERIOD
                                  ---------    --------------  ----------     ---------
Allowance for doubtful accounts:
    Year ended March 31, 1999       $1,752        $1,348       $  (774)        $2,326
    Year ended March 31, 2000        2,326           205          (387)         2,144
    Year ended March 31, 2001        2,144         1,433          (904)         2,673

Inventory reserves:
    Year ended March 31, 1999        8,177         2,263        (4,397)         6,043
    Year ended March 31, 2000        6,043           159        (2,484)         3,718
    Year ended March 31, 2001        3,718         1,328        (1,276)         3,770

         (3) Exhibits. The exhibits listed under Item 14(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

   (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended March 31, 2001.

   (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

            3.1    Amended and Restated By-Laws of the Registrant.

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

                   Certificate of Amendment of Restated Certificate of
                   Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration
                   Statement on Form S-8, No. 33-70744, filed on July 31, 2000).

           10.1 Quarterly Profit Sharing Plan (as amended) (incorporated herein by reference to Exhibit (10.2) to Registrant's predecessor, Plantronics, Inc.'s Report on Form 10-K, SEC
                   File Number 1-6642, for the fiscal year ended May 29, 1982, filed on August 27, 1982).

                   Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan.

           10.2 Form of Indemnification Agreement between the Registrant and certain directors and executives and Schedule of Other
                   Documents Omitted (incorporated herein by reference to Exhibit (10.1) to PI Holdings Inc.'s Quarterly Report on Form
                   10-Q for the fiscal quarter ended December 26, 1992, SEC File
                   Number 33-26770, filed February 9, 1993).

           10.3    Form of Employment Agreement, Addendum to Employment
                   Agreement and Second Addendum to Employment Agreement between the Registrant and certain executives; and Schedule of Other
                   Documents Omitted (incorporated herein by reference to Exhibit (10.2) to PI Holdings Inc.'s Quarterly Report on Form
                   10-Q for the fiscal quarter ended December 26, 1992, SEC File
                   Number 33-26770, filed February 9, 1993).

          10.4(a)  Regular and Supplemental Bonus Plan.

          10.4(b)  Overachievement Bonus Plan.

           10.5 Board Designation Agreement dated as of October 22, 1993 between the Registrant and Citicorp Venture Capital, Ltd.
                   (incorporated herein by reference to Exhibit (10.21) to the Registrant's Registration Statement on Form S-1 (as amended),
                   No. 33-70744, filed October 20, 1993).

           10.6    Lease Agreement dated July 1993 between Inmobiliara Mexhong
                   S.A. de C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico
                   (translation from Spanish original) (incorporated herein by reference to Exhibit (10.30) to the Registrant's Registration
                   Statement on Form S-1 (as amended), No. 33-70744, filed on
                   October 20, 1993).

           10.7 Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, England (incorporated herein by reference to Exhibit (10.32) to the Registrant's
                   Registration Statement on Form S-1 (as amended), No.33-70744, filed on October 20, 1993).

           10.8    1993 Stock Option Plan.

           10.9 1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (10.29) to the Registrant's Registration
                   Statement on Form S-1 (as amended), SEC File Number 33-70744, filed on October 20, 1993).

                   Amendment Effective as of April 23, 1996 to the 1993 Director
                   Stock Option Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration Statement on
                   Form S-8, SEC File Number 333-14833, filed on October 25,
                   1996).

          10.9(a)  Amendment No. 2 effective as of November 4, 1996 to the 1993
                   Director Stock Option Plan.

          10.9(b) Amendment No. 3 to the 1993 Director Stock Option Plan effective as of June 29, 2000.

           10.10 1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration
                   Statement on Form S-8, SEC File Number 333-14833, filed on
                   October 25, 1996).

           10.11   Trust Agreement Establishing the Plantronics, Inc. Annual
                   Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference to Exhibit (4.3) to the Registrant's
                   Registration Statement on Form S-8, SEC File Number
                   333-19351, filed on January 7, 1997).

                   Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000.

           10.12   Resolutions of the Board of Directors of Plantronics, Inc.
                   Concerning Executive Stock Purchase Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's
                   Registration Statement on Form S-8 (as amended), SEC File
                   Number 333-19351, filed on March 25, 1997).

           10.13 Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration Statement on
                   Form S-8 (as amended), SEC File Number 333-19351, filed on
                   March 25, 1997).

                   Trust Agreement Under the Plantronics, Inc. Basic Deferred
                   Stock Compensation Plan (incorporated herein by reference to Exhibit (4.6) to the Registrant's Registration Statement on
                   Form S-8 (as amended), SEC File Number 333-19351, filed on
                   March 25, 1997).

                   Plantronics, Inc. Basic Deferred Compensation Plan
                   Participant Election (incorporated herein by reference to Exhibit (4.7) to the Registrant's Registration Statement on
                   Form S-8 (as amended), SEC File Number 333-19351, filed on
                   March 25, 1997).

           10.14   Employment Agreement dated as of July 4, 1999 between
                   Registrant and Ken Kannappan (incorporated herein by reference to Exhibit (10.15) of the Registrant's Annual
                   Report on Form 10-K405, SEC File Number 001-12696, for the fiscal year ended April 1, 2000, filed on June 1, 2000).

           10.15   Credit Agreement dated as of November 29, 1999 between
                   Registrant and Wells Fargo Bank N.A (incorporated herein by reference to Exhibit (10.16) of the Registrant's Annual
                   Report on Form 10-K405, SEC File Number 001-12696, for the fiscal year ended April 1, 2000, filed on June 1, 2000).

                   First Amendment to Credit Agreement, dated as of November 27,
                   2000.

            13     Portions of Registrants 2001 Annual Report to Security
                   Holders which have been incorporated by reference in Parts I, II and IV of this Annual Report on Form 10-K.

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

                                       PLANTRONICS, INC.


Dated: June 1, 2001                    By: /s/ S. Kenneth Kannappan
                                           -------------------------------------
                                           S. Kenneth Kannappan, Chief Executive
                                           Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ S. Kenneth Kannappan           President, Chief Executive Officer and        June 1, 2001
-------------------------------    Director
(S. Kenneth Kannappan)             (Principal Executive Officer)

/s/ Barbara V. Scherer             Senior Vice President and Chief Financial     June 1, 2001
-------------------------------    Officer (Principal Financial Officer and
(Barbara V. Scherer)               Principal Accounting Officer)

/s/ Marvin Tseu                    Chairman of the Board and Director            June 1, 2001
-------------------------------
(Marvin Tseu)


/s/ Patti Hart                     Director                                      June 1, 2001
-------------------------------
(Patti Hart)


/s/ Robert F.B. Logan              Director                                      June 1, 2001
-------------------------------
(Robert F.B. Logan)


/s/ M. Saleem Muqaddam             Director                                      June 1, 2001
-------------------------------
(M. Saleem Muqaddam)


/s/ John M. O'Mara                 Director                                      June 1, 2001
-------------------------------
(John M. O'Mara)


/s/ Trude C. Taylor                Director                                      June 1, 2001
-------------------------------
(Trude C. Taylor)


/s/ David A. Wegmann               Director                                      June 1, 2001
-------------------------------
(David A. Wegmann)

                                 EXHIBITS INDEX

EXHIBIT
NUMBER      DESCRIPTION
  3.1       Amended and Restated By-Laws of the Registrant.

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

            Certificate of Amendment of Restated Certificate of
            Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration
            Statement on Form S-8, No. 33-70744, filed on July 31, 2000).

 10.1 Quarterly Profit Sharing Plan (as amended) (incorporated herein by reference to Exhibit (10.2) to Registrant's predecessor, Plantronics, Inc.'s Report on Form 10-K, SEC File Number 1-6642, for the fiscal year ended May 29, 1982, filed on August 27,
            1982).

            Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan.

 10.2 Form of Indemnification Agreement between the Registrant and certain directors and executives and Schedule of Other Documents
            Omitted (incorporated herein by reference to Exhibit (10.1) to PI Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1992, SEC File Number 33-26770, filed
            February 9, 1993).

 10.3 Form of Employment Agreement, Addendum to Employment Agreement and Second Addendum to Employment Agreement between the Registrant and certain executives; and Schedule of Other
            Documents Omitted (incorporated herein by reference to Exhibit
            (10.2) to PI Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1992, SEC File Number
            33-26770, filed February 9, 1993).

 10.4(a)    Regular and Supplemental Bonus Plan.

 10.4(b)    Overachievement Bonus Plan.

 10.5       Board Designation Agreement dated as of October 22, 1993 between the
            Registrant and Citicorp Venture Capital, Ltd. (incorporated herein by reference to Exhibit (10.21) to the Registrant's Registration
            Statement on Form S-1 (as amended), No. 33-70744, filed October 20,
            1993).

 10.6       Lease Agreement dated July 1993 between Inmobiliara Mexhong S.A. de
            C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference to Exhibit (10.30) to the Registrant's Registration Statement on Form S-1 (as amended),
            No. 33-70744, filed on October 20, 1993).

 10.7       Lease dated December 7, 1990 between Canyge Bicknell Limited and
            Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, England (incorporated herein by reference to Exhibit (10.32) to the Registrant's
            Registration Statement on Form S-1 (as amended), No.33-70744, filed on October 20, 1993).

 10.8       1993 Stock Option Plan.

EXHIBIT
NUMBER      DESCRIPTION
 10.9       1993 Director Stock Option Plan (incorporated herein by
            reference to Exhibit (10.29) to the Registrant's Registration
            Statement on Form S-1 (as amended), SEC File Number 33-70744, filed on October 20, 1993).

            Amendment Effective as of April 23, 1996 to the 1993 Director Stock
            Option Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration Statement on Form S-8, SEC File Number
            333-14833, filed on October 25, 1996).

 10.9(a)    Amendment No. 2 effective as of November 4, 1996 to the 1993
            Director Stock Option Plan.

 10.9(b) Amendment No. 3 to the 1993 Director Stock Option Plan effective as of June 29, 2000.

 10.10 1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration
            Statement on Form S-8, SEC File Number 333-14833, filed on
            October 25, 1996).

 10.11      Trust Agreement Establishing the Plantronics, Inc. Annual Profit
            Sharing/Individual Savings Plan Trust (incorporated herein by reference to Exhibit (4.3) to the Registrant's Registration
            Statement on Form S-8, SEC File Number 333-19351, filed on
            January 7, 1997).

            Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000.

 10.12      Resolutions of the Board of Directors of Plantronics, Inc.
            Concerning Executive Stock Purchase Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration
            Statement on Form S-8 (as amended), SEC File Number 333-19351, filed on March 25, 1997).

 10.13      Plantronics, Inc. Basic Deferred Compensation Plan, as amended
            August 8, 1996 (incorporated herein by reference to Exhibit
            (4.5) to the Registrant's Registration Statement on Form S-8 (as amended), SEC File Number 333-19351, filed on March 25, 1997).

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

 10.14 Employment Agreement dated as of July 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference to Exhibit
            (10.15) of the Registrant's Annual Report on Form 10-K405, SEC
            File Number 001-12696, for the fiscal year ended April 1, 2000, filed on June 1, 2000).

 10.15      Credit Agreement dated as of November 29, 1999 between
            Registrant and Wells Fargo Bank N.A (incorporated herein by reference to Exhibit (10.16) of the Registrant's Annual Report on Form 10-K405, SEC File Number 001-12696, for the fiscal year ended April 1, 2000, filed on June 1, 2000).

            First Amendment to Credit Agreement, dated as of November 27, 2000.

 13 Portions of Registrants 2001 Annual Report to Security Holders which have been incorporated by reference in Parts I, II and IV of this Annual Report on Form 10-K.

 21         Subsidiaries of the Registrant.

 23         Consent of PricewaterhouseCoopers LLP, Independent Accountants.