Form 10-Q
period 2001-06-30
PLANTRONICS INC /CA/
filed 2001-08-14
CIK 914025

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition Period from ___________ to ___________



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

                                 YES [X] NO [ ]


The number of shares outstanding of registrant's common stock as of August 10, 2001 was 47,922,157.

================================================================================

                                PLANTRONICS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  a)  Balance Sheets
                      as of  March 31, 2001 and June 30, 2001 ...........................       3

                  b)  Statement of Operations
                      for the Three Months Ended June 30, 2000 and 2001 .................       4

                  c)  Statement of Cash Flows
                      For the Three Months Ended June 20, 2000 and 2001 .................       5

                  d)  Notes to Financial Statements .....................................       6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results      11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............      24


PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security-Holders ...................      26

         Item 5.  Other Information .....................................................      26

         Item 6.  Exhibits and Reports on Form 8-K ......................................      26


SIGNATURE ...............................................................................      27

                                PLANTRONICS, INC.
                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      MARCH 31,       JUNE 30,
                                                                                        2001            2001
                                                                                     ---------       ---------
ASSETS

Current assets:
     Cash and cash equivalents ................................................      $  60,544       $  54,349
     Marketable securities ....................................................         13,385          23,135
     Accounts receivable, net .................................................         60,203          50,292
     Inventory, net ...........................................................         48,235          45,852
     Deferred income taxes ....................................................          7,110           6,159
     Other current assets .....................................................          1,449           1,560
                                                                                     ---------       ---------
         Total current assets .................................................        190,926         181,347
Property, plant and equipment, net ............................................         32,683          32,913
Goodwill, net .................................................................          6,292           6,292
Intangibles, net ..............................................................            579             534
Other assets, net .............................................................          2,792           2,764
                                                                                     ---------       ---------
         Total assets .........................................................      $ 233,272       $ 223,850
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .........................................................      $  10,836       $  12,924
     Accrued liabilities ......................................................         30,793          28,752
     Income taxes payable .....................................................         12,519          13,306
                                                                                     ---------       ---------
         Total current liabilities ............................................         54,148          54,982
Deferred tax liability ........................................................          6,077           6,648
                                                                                     ---------       ---------
           Total liabilities ..................................................         60,225          61,630
                                                                                     ---------       ---------


Stockholders' equity:
     Common stock, $0.01 par value per share; 100,000 shares authorized,
     59,098 and 59,104 shares issued and outstanding at March 31, 2001 and ....            591             591
     June 30, 2001, respectively
     Additional paid-in capital ...............................................        148,188         148,780
     Accumulated other comprehensive income: ..................................         (1,172)         (1,235)
     Retained Earnings ........................................................        207,626         215,733
                                                                                     ---------       ---------
                                                                                       355,233         363,869
     Less: Treasury stock (common: 9,919 and 10,935 shares outstanding at March
     31, 2001 and June 30, 2001, respectively) at cost ........................       (182,186)       (201,649)
                                                                                     ---------       ---------
         Total stockholders' equity ...........................................        173,047         162,220
                                                                                     ---------       ---------
         Total liabilities and stockholders' equity ...........................      $ 233,272       $ 223,850
                                                                                     =========       =========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               QUARTER ENDED
                                                         -----------------------
                                                          JUNE 30,      JUNE 30,
                                                           2000          2001
                                                         --------      --------
Net sales .........................................      $100,352      $ 80,114
Cost of sales .....................................        43,095        41,046
                                                         --------      --------
      Gross profit ................................        57,257        39,068

Operating expenses:
      Research, development and engineering .......         5,635         7,657
      Selling, general and administrative .........        22,541        20,650
                                                         --------      --------
           Total operating expenses ...............        28,176        28,307
                                                         --------      --------
Operating income ..................................        29,081        10,761

Interest and other expense (income), net ..........           362          (500)
                                                         --------      --------
Income before income taxes ........................        28,719        11,261
Income tax expense ................................         8,615         3,153
                                                         --------      --------
Net income ........................................      $ 20,104      $  8,108
                                                         ========      ========


Basic earnings per common share (Note 5) ..........      $   0.41      $   0.17
                                                         ========      ========
       Shares used in basic per share calculations         48,951        48,266
                                                         ========      ========


Diluted earnings per common share (Note 5) ........      $   0.38      $   0.16
                                                         ========      ========
      Shares used in diluted per share calculations        52,616        50,029
                                                         ========      ========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            QUARTER ENDED
                                                                       ------------------------
                                                                        JUNE 30,       JUNE 30,
                                                                          2000          2001
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ......................................................      $ 20,104       $  8,108
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization ........................         1,226          1,897
           Deferred income taxes ................................          (716)         1,522
           Income tax benefit associated with stock options .....         3,068            101
      Changes in assets and liabilities:
           Accounts receivable, net .............................        (8,333)         9,911
           Inventory, net .......................................        (6,307)         2,383
           Other current assets .................................            76            139
           Other assets .........................................            41              2
           Accounts payable .....................................         1,256          2,088
           Accrued liabilities ..................................        (4,524)        (2,041)
           Income taxes payable .................................         5,844            787
                                                                         -------      --------
Cash provided by operating activities ...........................         11,735        24,897
                                                                         -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of marketable securities .........         5,000             --
      Purchase of marketable securities .........................        (2,750)       (10,000)
      Capital expenditures ......................................        (1,667)        (2,056)
                                                                         --------     -------
Cash provided by (used for) investing activities ................           583        (12,056)
                                                                         --------     -------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock ................................       (10,001)       (19,649)
      Proceeds from sale of treasury stock ......................           983            588
      Proceeds from exercise of stock options ...................         2,576             88
      Other .....................................................            --            (63)
                                                                       --------       --------
Cash used for financing activities ..............................        (6,442)       (19,036)
                                                                       --------       --------

Net increase in cash and cash equivalents .......................         5,876         (6,195)
Cash and cash equivalents at beginning of period ................        40,271         60,544
                                                                       --------       --------
Cash and cash equivalents at end of period ......................      $ 46,147       $ 54,349
                                                                       --------       --------

Supplemental disclosures of cash flow information: Cash paid for:
           Interest .............................................      $     15       $     26
           Income taxes .........................................      $    769       $    761


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," the "Company" or the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period balances have been reclassified to conform to the current period presentation. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

2. PERIODS PRESENTED

The Company's fiscal year-end is the Saturday closest to March 31 and the first fiscal quarter-end is the last Saturday in June. For purposes of presentation, the Company has indicated its accounting year ending on March 31 or the month-end for interim quarterly periods. Plantronics' fiscal quarters ended June 30, 2000 and June 30, 2001 consisted of thirteen weeks each.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                 March 31,      June 30,
                                                                   2001           2001
                                                                 --------       --------
Accounts receivable, net:
      Accounts receivable from customers ..................      $ 62,876       $ 53,098
      Less: allowance for doubtful accounts ...............        (2,673)        (2,806)
                                                                 --------       --------
                                                                 $ 60,203       $ 50,292
                                                                 ========       ========

Inventory, net:
      Finished goods ......................................      $ 27,040       $ 25,346
      Work in process .....................................         1,280            738
      Purchased parts .....................................        19,915         19,768
                                                                 --------       --------
                                                                 $ 48,235       $ 45,852
                                                                 ========       ========

Property, plant and equipment, net:
      Land ................................................      $  4,693       $  4,693
      Buildings and improvements (useful lives: 7-30 years)        14,692         15,175
      Machinery and equipment (useful lives: 2-10 years) ..        49,891         51,463
                                                                 --------       --------
                                                                   69,276         71,331
      Less accumulated depreciation .......................       (36,593)       (38,418)
                                                                 --------       --------
                                                                 $ 32,683       $ 32,913
                                                                 ========       ========

Accruals:
      Employee benefits ...................................      $  9,730       $  9,496
      Accrued advertising and sales and marketing .........         5,836          5,653
      Warranty accrual ....................................         6,619          6,178
      Accrued other .......................................         8,608          7,425
                                                                 --------       --------
                                                                 $ 30,793       $ 28,752
                                                                 ========       ========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.  FOREIGN CURRENCY TRANSACTIONS

The functional currency of the Company's foreign sales and marketing and research and development operations is the local currency of the respective operations. The functional currency of the Mexican manufacturing operations and European sales and logistics headquarters is the U.S. dollar. Accordingly all revenues and cost of sales related to foreign operations are recorded using the U.S. dollar as functional currency. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollar at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in results of operations.

Beginning in the first quarter of fiscal year 2002, the Company entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables and cash balances. The Company records on the balance sheet at each reporting period the fair value of its forward-exchange contracts and records any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, as other income (expenses), offsetting transaction gains and losses on the related assets and liabilities.

During the first quarter of fiscal year 2002, the Company adopted SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities), as amended by SFAS No. 138 (Accounting for Certain Derivative Instruments and Certain Hedging Activities), which did not have a material impact on the Company's financial position.

As of June 30, 2001, the Company had approximately $14.7 million of foreign currency forward-exchange contracts outstanding, denominated in the Euro and Great British Pound, as a hedge against its forecasted foreign-currency denominated receivables, payables and cash balances. The forward-exchange contracts generally have maturities of one month. The following table summarizes the Company's net currency positions and approximate U.S. dollar equivalents (in thousands) at June 30, 2001 :

                                                         dollar
                                  Local currency       equivalent        position
                                      ------             ------          ---------
GBP                                    3,898             $5,500             sell
EUR                                   10,868             $9,200             sell


A net gain of $0.2 million resulting from forward-exchange contracts was included in other income (expense) in the results of operations for the quarter ended June 30, 2001, offsetting transaction losses of $0.5M. Aggregate net exchange losses in the fiscal quarter ended June 30, 2001 were approximately $0.3 million, compared to approximately $0.6 million in the period ended June 30, 2000.

5. COMPUTATION OF EARNINGS PER COMMON SHARE

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

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                                QUARTER ENDED
                                                            --------------------
(in thousands, except earnings per share)                   JUNE 30,     JUNE 30,
                                                             2000         2001
                                                            -------      -------
Net income                                                  $20,104      $ 8,108
                                                            =======      =======

Weighted average shares - basic                              48,951       48,266
Effect of dilutive securities - employee stock options        3,665        1,763
                                                            -------      -------

Weighted average shares - diluted                            52,616       50,029
                                                            =======      =======

Net earnings per common share - basic                       $  0.41      $  0.17
                                                            =======      =======

Net earnings per common share - diluted                     $  0.38      $  0.16
                                                            =======      =======


6. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                             Quarter Ended
                                                         -----------------------
                                                          June 30,       June 30,
                                                           2000            2001
                                                         ----------      -------
Net income                                               $   20,104      $ 8,108
Other comprehensive income (loss):
      Change in accumulated translation adjustments              --          (63)
                                                         ----------      -------
Total                                                    $   20,104      $ 8,045
                                                         ==========      =======


7.  SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES


SEGMENTS. We are engaged in the design, manufacture, marketing and sales of telecommunications equipment including headsets, telephone headset systems, and other specialty telecommunications products. Plantronics considers itself to operate in one business segment. We organized our operations to focus on three principal markets: call center and office products, mobile and computer products, and other specialty products (Walker Equipment Division). The following table presents net revenue by market (in thousands).

                                                   Quarter Ended
                                               ----------------------
                                               June 30,       June 30,
                                                 2000          2001
                                               --------      --------
Net revenues from unaffiliated customers:
      Call center and office                   $ 83,300      $ 64,067
      Mobile and computer                        12,917        13,515
      Other specialty products                    4,135         2,532
                                               --------      --------
                                               $100,352      $ 80,114
                                               ========      ========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


MAJOR CUSTOMERS. No one customer accounted for 10% or more of total revenue from consolidated sales for the quarters ended June 30, 2001 and 2000.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long lived assets by geographic area (in thousands).

                                                     Quarter Ended
                                               ----------------------
                                                June 30,      June 30,
                                                 2000          2001
                                               --------      --------
Net revenues from unaffiliated customers:
      United States                            $ 67,467      $ 52,314
      International                              32,885        27,800
                                               --------      --------
                                               $100,352      $ 80,114
                                               ========      ========


                                                March 31,    June 30,
                                                  2001         2001
                                                -------      -------
Long lived assets:
      United States                             $19,980      $20,839
      International                              12,703       12,074
                                                -------      -------
                                                $32,683      $32,913
                                                =======      =======


8. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. The Company adopted SFAS 142 in the first quarter of the year ending March 30, 2002. The impact of SFAS 142 on the Company's financial position and results of operations was immaterial.

In April 2001, the FASB's Emerging Issues Task Force released Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 requires that consideration from a vendor to a retailer should be classified in the vendor's income statement as a reduction of revenue except when there is sufficient evidence of the fair value of the separate benefits received from the retailer. EITF 00-25 will be effective for annual or interim financial statements for periods beginning after December 15, 2001. Upon application of the provisions of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with these provisions. The Company is currently assessing but has not yet determined the impact of EITF 00-25 on its financial position and results of operations.

9. GOODWILL AND INTANGIBLES

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


During the first quarter of fiscal year 2002, the Company early-adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of April 1, 2001. No impairment loss appeared necessary. The Company will continue to test goodwill for impairment at least annually. Other intangible assets continue to be amortized over their expected useful life of three to five years.

The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands):

                                                Quarter ended
                                          June 30, 2000   June 30, 2001
                                            ----------      ----------
Reported net income                         $   20,104      $    8,108
      Add back : goodwill amortization             174              --
      Adjusted net income                   $   20,278      $    8,108
Basic earnings per share:
      As reported                           $     0.41      $     0.17
      As adjusted                           $     0.41      $     0.17
Diluted earnings per share:
      As reported                           $     0.38      $     0.16
      As adjusted                           $     0.37      $     0.16



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and include, but are not necessarily limited to, all of the statements marked below with an asterisk ("*"). In addition, we may from time to time make oral forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, our annual report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results." We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.

                                               Quarter Ended
                                             ------------------
                                             June 30,    June 30,
                                              2000        2001
                                              -----       -----
Net sales                                     100.0%      100.0%

Cost of sales                                  42.9        51.2
                                              -----       -----
      Gross profit                             57.1        48.8
                                              -----       -----

Research and development                        5.6         9.6
Selling, general and admin                     22.5        25.8
                                              -----       -----
     Total operating expenses                  28.1        35.4
                                              -----       -----

Operating income                               29.0        13.4
Interest and other (income) expense, net        0.4        (0.6)
                                              -----       -----
Income before income taxes                     28.6        14.0
Income tax expense                              8.6         3.9
                                              -----       -----

Net income                                     20.0%       10.1%
                                              =====       =====


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS


Net Sales. Net sales for the quarter ended June 30, 2001 decreased by 20% to $80.1 million, compared to $100.4 million for the quarter ended June 30, 2000. Revenues declined in all major geographies and channels due to the downturn in the economy.

Our business continues to be impacted by a slowdown in global telecom and IT spending, resulting from the lagging economy. We do not believe that a rebound will occur soon and we believe that our revenues and earnings in the second fiscal quarter of 2002 could be weaker than our first fiscal quarter. We are hopeful this may represent a bottoming with some rebound in the second half of our fiscal year. However, we believe it is unlikely that secular factors will outweigh cyclical factors in our upcoming fiscal year and we thus believe it is likely that revenue for fiscal 2002 may be lower than that achieved in fiscal 2001.

Gross Profit. Gross profit for the quarter ended June 30, 2001 decreased 32% to $39.1 million (48.8% of net sales), compared to $57.3 million (57.1% of net sales) for the quarter ended June 30, 2000. The decline from the prior year was due to a combination of factors. Sales decreased between years; therefore overhead spending as a percent of revenue increased. Our product mix continues to unfavorably affect our gross margin, with the largest dollar drop coming out of channels that serve the U.S. call center and high end of the corporate office market - business that is more profitable than the relatively less affected emerging markets. We are still experiencing stronger growth in our mobile, computer, and small office and residential markets. Products that cater to these markets have lower gross margins than the corporate average. In addition, gross margin was negatively impacted by the decline in the Euro and the Pound from the prior year's quarter, the average exchange rates for both the Pound and the Euro decreased by 6%; this accounted for a decrease of almost a point off the margin. We anticipate that gross margins will continue to be negatively affected by the slowdown in revenues expected over the next quarter.

Research, Development and Engineering. Research, development and engineering expenses for the quarter ended June 30, 2001 increased 36% to $7.7 million (9.6% of net sales), compared to $5.6 million (5.6% of net sales) for the quarter ended June 30, 2000. We have focused on broadening our product lines and strengthening our wireless product offerings as well as continuing our investment in Bluetooth technology. Despite the economic slowdown, we have not cut R&D spending and do not intend to do so in the coming fiscal year.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 2001 decreased 8% to $20.7 million (25.8% of net sales), compared to $22.5 million (22.5% of net sales) for the quarter ended June 30, 2000. The decrease from the prior year was primarily due to reducing travel, training and certain reward programs, as well as reducing funds allocated to short cycle demand generation programs we believed would not be productive in the current environment. Operating expenses were also lower in response to lower sales in the retail channel which led to lower variable selling expenses. General and administrative expenses increased as a percentage of net sales from the year ago quarter, mainly driven by the decline in revenues.

Operating Income. Operating income for the quarter ended June 30, 2001 decreased 63% to $10.8 million (13.4% of net sales), compared to $29.1 million (29.0% of net sales) for the quarter ended June 30, 2000. The decrease relative to net sales was due to the decline in gross margin coupled with increased investment in research and development expenditures.

Interest and Other Expense (Income), Net. Interest and other expense (income) for the quarter ended June 30, 2001 was ($0.5) million in income compared to $0.4 million in expense for the quarter ended June 30, 2000. The net $0.9 million increase in income was primarily due to a $0.3 million reduction of foreign exchange loss due to implementation of a hedging program in fiscal 2002 and $0.4 million expense in the prior year's quarter in connection with a secondary offering of stock by one of our stockholders. Interest expense for fiscal 2002 is expected to be minimal. In November 1999, we entered into a credit agreement to borrow up to $100 million with a major bank. This agreement has been renewed annually and expires in November 2001. We currently have no borrowings under this agreement.



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS


Income Tax Expense Income tax expense for the quarter ended June 30, 2001 was $3.2 million compared to $8.6 million for the quarter ended June 30, 2000 and represented tax rates of 28% and 30%, respectively. The decrease in the overall tax rate was due to increased sales and profits in lower tax jurisdictions.

FINANCIAL CONDITION:

Operating Activities. During the three months ended June 30, 2001, we generated $24.9 million of cash from operating activities, due primarily to $8.1 million in net income and decreases of $9.9 and $2.4 million in accounts receivable and inventory, respectively, and increases of $0.8 and $1.5 million in income taxes payable and deferred income taxes, respectively. In comparison, we generated $11.7 million in cash from operating activities for the three months ended June 30, 2000, due mainly to $20.1 million in net income and an increase of $5.8 million in income taxes payable, offset by increases of $8.3 and $6.3 million in accounts receivable and inventory, respectively.

Liquidity. As of June 30, 2001, we had working capital of $126.4 million, including $77.5 million of cash and cash equivalents and marketable securities, compared with working capital of $136.8 million, including $73.9 million of cash and cash equivalents and marketable securities, at March 31, 2001.

We have a $100.0 million revolving credit facility, including a $10.0 million letter-of-credit subfacility, with a major bank, both of which expire in November 2001. As of June 30, 2001, we had no cash borrowings under the revolving credit facility and $0.7 million outstanding under the letter-of-credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash balance and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter-of-credit subfacility, will be sufficient to fund operations for at least the next twelve months.*

Investing Activities. During the quarter ended June 30, 2001, we purchased marketable securities of $10.0 million. Capital expenditures of $2.1 million in the three months ended June 30, 2001 were incurred principally in tooling and equipment for new products, furniture and fixtures and leasehold improvements for facilities expansion.

Financing Activities. In the three months ended June 30, 2001, we repurchased 1,047,021 shares of our common stock for $19.6 million and reissued through employee benefit plans 30,801 shares of our treasury stock for $0.6 million. As of June 30, 2001, 674,600 shares remained under the repurchase plan authorized during the quarter.

We received $0.1 million in proceeds from the exercise of stock options during the three months ended June 30, 2001. The maximum aggregate number of shares that may be issued under the 1993 Stock Plan is 20,927,726 shares.


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS


RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

        Investors or potential investors in our stock should carefully consider the risks described below. The performance of our stock will reflect the performance of our business relative to, among other things, our competition, general economic and market conditions, and industry conditions. You should carefully consider the following factors in connection with any investment in our stock. Our business, financial condition and results of operations could be materially adversely affected if any of the risks occur. If the risks occur, the trading price of Plantronics stock could decline and an investor could lose all or part of his or her investment.

THE GENERAL ECONOMIC SLOWDOWN COULD CONTINUE, DEEPEN, AND/OR SPREAD RESULTING IN A FURTHER REDUCTION IN OVERALL DEMAND FOR OUR PRODUCTS WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR RESULTS AND WE BELIEVE THIS IS CURRENTLY TAKING PLACE.

        While our markets have not exhibited highly cyclical behavior in the past, our sales are affected by overall economic activity. In the fourth quarter of fiscal 2001 we saw a drop in the overall level of demand for our products which we attribute principally to a slowing in national and international economic growth. We believe there has been a continued decline in the economy and that a recession may yet occur. In the first quarter of fiscal 2002, we have seen a further reduction in the overall level of demand for our products and we are expecting this may continue into the second quarter. If these trends are worse or longer than presently anticipated, this could cause us not to achieve the levels of sales required to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock. Also, if the overall economy continues to slow further, or there is a recession, this could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts due to us.

A SUBSTANTIAL PORTION OF OUR SALES COME FROM THE CALL CENTER MARKET AND A DECREASE OF DEMAND IN THAT MARKET COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS.

        We have historically derived, and continue to derive, a substantial portion of our net sales from the call center market. This market has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. We also may have benefited from a short term bubble in call center demand in the first half of fiscal 2001 due to post-year 2000 activities and due to a possibly aberrational growth of internet related businesses. In the first quarter of fiscal 2002 and in the portion of fiscal 2002 that has passed before the filing of this report, our sales in the call center market have been below the level of sales in that market in recent prior periods. We do not believe that our decreasing sales are a result of market share gains by our competitors but, instead, believe that the sales slowdown is due to reduction in the level of overall market demand. While we believe that the call center market will grow in future periods, this growth could slow or revenues from this market could continue to decline due to various factors. For example, technological advances such as automated interactive voice response systems could reduce or eliminate the need for call center agents in certain applications. In addition, consumer resistance to telemarketing could materially adversely affect growth in the call center market. A continued deterioration in general economic conditions could result in a reduction in the establishment of new call centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact negatively affecting our business. Due to our reliance on the call center market, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

WE ARE COUNTING ON THE OFFICE, MOBILE, COMPUTER AND RESIDENTIAL MARKETS TO DEVELOP AND WE COULD BE MATERIALLY ADVERSELY AFFECTED IF THEY DO NOT DEVELOP AS WE EXPECT.

        While the call center market is still a substantial portion of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer and residential markets. These communications headset markets are relatively new and undeveloped. Moreover, we do not have extensive


       See Notes to Unaudited Condensed Consolidated Financial Statements experience in selling headset products to customers in these markets. If the demand for headsets in these markets fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for our products and on our business, financial condition and results of operations. These headset markets are also subject to general economic conditions and if there is a continued slowing of national or international economic growth or a recession, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock.

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

        - Due to the lead times required in order to obtain certain subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the subassemblies, components and products. In the second quarter of fiscal 2001, we experienced a substantial rise in finished goods inventories in part resulting from purchases of finished products from our suppliers in excess of forecasted demand. Relative to sales, inventory levels remained high through the first quarter of fiscal 2002. Failure in the future to match the timing of purchases of subassemblies, components and products to demand would materially adversely affect our business, financial condition and results of operations.

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


       See Notes to Unaudited Condensed Consolidated Financial Statements

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

        We currently operate principally in a multilevel distribution model -- we sell most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom's acquisition of Hello Direct and its recent acquisition of one or more European distributors indicates it may be moving to a direct sales model. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices which could materially adversely affect our business and results of operations.

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


       See Notes to Unaudited Condensed Consolidated Financial Statements

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


       See Notes to Unaudited Condensed Consolidated Financial Statements

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

WE HAVE SIGNIFICANT FOREIGN OPERATIONS AND THERE ARE INHERENT RISKS IN OPERATING ABROAD.

        In the first three months of fiscal 2002, approximately 34.7% of our net sales were derived from customers outside the United States. Approximately 31.2% of our net sales in fiscal 2001 were derived from customers outside the United States, compared with approximately 33.5% of our net sales in fiscal 2000. In addition, we conduct substantially all of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. The inherent risks of international operations, particularly in Mexico, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

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

OUR FOREIGN OPERATIONS PUT US AT RISK OF LOSS IF THERE ARE MATERIAL CHANGES IN CURRENCY VALUES AS COMPARED TO THE U.S. DOLLAR.

        A significant portion of our business is conducted in currencies other than the U.S. dollar. Substantially all of our sales throughout Europe are transacted in local currencies. We are therefore exposed to risks associated with fluctuations in exchange rates that can affect our revenue and gross margins and can also generate currency transaction gains and losses. In fiscal 2001, the value of major European currencies dropped against the U.S. dollar, which adversely impacted our revenue and gross margin and also resulted in currency transaction losses. Although we did not engage in any hedging activities in fiscal 2001 to mitigate exchange rate risks, in fiscal 2002 we have introduced programs designed to reduce our foreign currency net asset exposure and thus have a goal to reduce transaction gains and losses that are accounted for in other income/expense. However, there can be no assurance that our hedging policy will be effective in reducing transaction gains and losses. Moreover, our economic exposure to foreign currency fluctuations has not changed and revenues and margins can be adversely impacted by such


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS


fluctuations. There can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations.



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


       See Notes to Unaudited Condensed Consolidated Financial Statements

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

       See Notes to Unaudited Condensed Consolidated Financial Statements

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

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS


WE HAVE SEVERAL SIGNIFICANT STOCKHOLDERS AND, GIVEN THE LOW TRADING VOLUME OF OUR STOCK, IF THEY SELL THEIR SHARES IN A SHORT PERIOD OF TIME, WE COULD SEE AN ADVERSE EFFECT ON THE MARKET PRICES OF OUR STOCK.

        As of August 10, 2001, we had 47,922,157 shares of Common Stock outstanding and in the public market. All of these shares are freely tradable except for approximately 10,176,000 shares held by affiliates of Plantronics (including CVC and the directors and officers of Plantronics). These approximately 10,176,000 shares may be sold in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

        Some of our current stockholders, including CVC and certain of our directors, also have certain contractual rights to require Plantronics to register their shares for public sale. Approximately 9,027,260 additional shares are subject to outstanding stock options as of August 10, 2001. As of August 10, 2001, Ms. Louise Cecil, the widow of our former CEO and Chairman, Robert S. Cecil, held options on approximately 433,000 shares of our Common Stock, transferred to her by Mr. Cecil during his life. She has registered those shares for resale and can sell any or all of those shares at any time.

        Plantronics stock is not heavily traded. The average daily trading volume of our stock in the first quarter of fiscal 2002 was approximately 350,563 shares per day with a median volume in that period of 297,700 shares per day. Sales of a substantial number of shares of our Common Stock in the public market by CVC or any of our officers, directors or other stockholders could adversely affect the prevailing market price of our Common Stock and impair our ability to raise capital through the sale of equity securities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors Affecting Future Operating Results".

        INTEREST RATE RISK

        At June 30, 2001, we had cash and cash equivalents totaling $54.3 million, compared to $60.5 million at March 31, 2001. At June 30, 2001, we had marketable securities totaling $23.1 million compared to $13.4 million at March 31, 2001. Cash equivalents have an original maturity of ninety days or less; marketable securities have an original maturity of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as the majority of our combined cash and marketable securities balances were invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our marketable securities at June 30, 2001 was ten months. The interest rates locked in on those investments ranged from 4.0% to 6.4%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

        In fiscal 2001, we renewed our $100.0 million revolving credit facility, including a $10.0 million letter of credit subfacility with a major bank. The revolving credit facility and letter of credit subfacility both expire in November 2001. As of June 30, 2001, we have no cash borrowings under the revolving credit facility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

        FOREIGN CURRENCY EXCHANGE RATE RISK

        In the first three months of fiscal 2002, approximately 34.7% of our net sales were derived from customers outside the United States, with approximately 21% of total revenues denominated in foreign currencies, predominately the Great British Pound and the Euro. Beginning in the first quarter of fiscal 2002, we entered into foreign currency forward exchange contracts to hedge the foreign exchange exposure of certain forecasted receivables, payables and


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


cash balances denominated in Great British Pounds and Euros. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, as other income (expenses), offsetting gains and losses on the related assets and liabilities. The success of the hedging program depends on forecasts of transaction activity in the various currencies. We have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

        At June 30, 2001, we had $14.7 million of forward-exchange contracts outstanding, denominated in Euro and Great British Pound, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances.


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                PLANTRONICS, INC.

                           PART II. OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The 2001 Annual Meeting of Stockholders of Plantronics, Inc. (the "Company") was held at The Museum of Art History at the McPherson Center, 705 Front Street, Santa Cruz, California on June 27, 2001 (the "Annual Meeting").

(b) At the Annual Meeting, the following nine individuals were elected to the Company's Board of Directors, constituting all members of the Board of Directors.



        Nominee                  Votes Cast For    Withheld or Against
        --------------------     --------------    -------------------
        Patti Hart                44,304,185         156,062
        S. Kenneth Kannappan      39,973,297       4,486,950
        Robert F.B. Logan         44,299,926         160,321
        M. Saleem Muqaddam        44,299,219         161,028
        John M. O'Mara            44,291,142         169,105
        Trude C. Taylor           43,698,334         761,913
        Marvin Tseu               43,869,321         590,926
        David A. Wegmann          44,303,125         157,122
        Roger Wery                44,297,666         162,581

(c) The following additional proposals were considered at the Annual Meeting and were approved by the vote of the Stockholders, in accordance with the tabulation shown below.

        (1) Proposal to amend the 1993 Stock Plan to increase by 2,000,000 shares the number of shares of common stock authorized for issuance under the plan.

        Votes For     Votes Against/Withheld       Abstain     Broker Non-Vote
        31,787,217          12,059,519              613,511            -0-


        (2) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the fiscal year ending March 31, 2002.


        Votes For     Votes Against/Withheld       Abstain     Broker Non-Vote
        44,352,908             89,945               17,394            -0-

ITEM 5. OTHER INFORMATION

On June 27, 2001, our Board of Directors approved an increase in the membership of the Board of Directors increased by one to nine members and elected Roger Wery to fill the newly created vacancy. Mr. Wery is a partner of Pittiglio Rabin Todd & McGrath ("PRTM"), a consulting firm. He is currently working with a broad range of wireline and wireless telecommunications, networking, and computer companies, and has assisted the senior management teams of these organizations in formulating and implementing differentiating strategies. Mr. Wery joined PRTM early in 2000. Prior to joining PRTM, Mr. Wery was an Executive Vice President of Adventis (previously Renaissance Worldwide, Inc.), an international consultancy. Mr. Wery joined Adventis in 1994 as a director in the Telecom Services and Equipment Industry Group.

ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

(a)     Exhibits. No exhibits are filed as part of this Quarterly Report on Form
        10-Q.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended June 30, 2001.

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



                                       PLANTRONICS, INC.

                                       (Registrant)
AUGUST 14, 2001                        /s/  Barbara V. Scherer
---------------                        -----------------------------------------
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