Form 10-Q
period 2001-09-30
PLANTRONICS INC /CA/
filed 2001-11-13
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 1-12696

Plantronics, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0207692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

345 Encinal Street
Santa Cruz, California    95060
(Address of Principal Executive Offices including Zip Code)

(831) 426-5858
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of shares outstanding of registrant's common stock as of November 2, 2001 was 46,902,912.

Plantronics, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             March 31,  September 30,
                                                              2001          2001
                                                          ------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents ......................... $     60,544  $     52,561
     Marketable securities .............................       13,385        14,135
     Accounts receivable, net ..........................       60,203        47,213
     Inventory, net ....................................       48,235        40,483
     Deferred income taxes .............................        7,110         5,572
     Other current assets ..............................        1,449         6,747
                                                          ------------  ------------
         Total current assets ..........................      190,926       166,711
Property, plant and equipment, net .....................       32,683        33,776
Goodwill, net ..........................................        6,292         6,292
Intangibles, net .......................................          579           426
Other assets, net ......................................        2,792         2,772
                                                          ------------  ------------
         Total assets .................................. $    233,272  $    209,977
                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................. $     10,836  $     14,512
     Accrued liabilities ...............................       30,793        29,106
     Income taxes payable ..............................       12,519        16,956
                                                          ------------  ------------
         Total current liabilities .....................       54,148        60,574
Deferred tax liability .................................        6,077         5,117
                                                          ------------  ------------
           Total liabilities ...........................       60,225        65,691
                                                          ------------  ------------
Stockholders' equity:
     Common stock, $0.01 par value per share; 100,000
       shares authorized, 59,098 and 59,125 shares
       issued and outstanding at March 31, 2001 and
       September 30, 2001, respectively.................          591           591
     Additional paid-in capital ........................      148,188       149,101
     Accumulated other comprehensive income ............       (1,172)         (881)
     Retained Earnings .................................      207,626       222,572
                                                          ------------  ------------
                                                              355,233       371,383
     Less: Treasury stock (common: 9,919 and 12,210
       shares outstanding at March 31, 2001 and
       September 30, 2001, respectively) at cost .......     (182,186)     (227,097)
                                                          ------------  ------------
         Total stockholders' equity ....................      173,047       144,286
                                                          ------------  ------------
         Total liabilities and stockholders' equity .... $    233,272  $    209,977
                                                          ============  ============

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

                                                    Three Months Ended     Six Months Ended
                                                       September 30,         September 30,
                                                  --------------------  --------------------
                                                     2000       2001       2000       2001
                                                  ---------  ---------  ---------  ---------
Net sales ...................................... $ 103,940  $  77,515  $ 204,292  $ 157,629
Cost of sales ..................................    45,879     39,648     88,974     80,694
                                                  ---------  ---------  ---------  ---------
    Gross profit ...............................    58,061     37,867    115,318     76,935
                                                  ---------  ---------  ---------  ---------
Operating expenses:
    Research, development and engineering ......     6,813      8,287     12,448     15,944
    Selling, general and administrative ........    21,515     20,725     44,056     41,375
                                                  ---------  ---------  ---------  ---------
           Total operating expenses ............    28,328     29,012     56,504     57,319
                                                  ---------  ---------  ---------  ---------
Operating income ...............................    29,733      8,855     58,814     19,616
Interest and other expense (income), net .......       104       (642)       466     (1,142)
                                                  ---------  ---------  ---------  ---------
Income before income taxes .....................    29,629      9,497     58,348     20,758
Income tax expense .............................     8,889      2,659     17,504      5,812
                                                  ---------  ---------  ---------  ---------
Net income ..................................... $  20,740  $   6,838  $  40,844  $  14,946
                                                  =========  =========  =========  =========

Basic earnings per common share (Note 5) ....... $    0.42  $    0.14  $    0.83  $    0.31
                                                  =========  =========  =========  =========

Shares used in basic per share calculations.....    49,110     47,675     49,031     47,471
                                                  =========  =========  =========  =========

Diluted earnings per common share (Note 5) ..... $    0.39  $    0.14  $    0.77  $    0.30
                                                  =========  =========  =========  =========

Shares used in diluted per share calculations...    53,683     49,478     53,226     49,258
                                                  =========  =========  =========  =========

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

                                                                    Six Months Ended
                                                                     September 30,
                                                                 ----------------------
                                                                     2000        2001
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................... $   40,844  $   14,946
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization ......................      3,005       3,887
           Deferred income taxes ..............................       (349)        577
           Income tax benefit associated with stock options ...      8,905         111
      Changes in assets and liabilities:
           Accounts receivable, net ...........................    (15,093)     12,990
           Inventory, net .....................................    (14,709)      7,752
           Other current assets ...............................       (554)     (5,048)
           Other assets .......................................         96         (34)
           Accounts payable ...................................     (1,195)      3,677
           Accrued liabilities ................................     (5,527)     (1,687)
           Income taxes payable ...............................      2,873       4,437
                                                                 ----------  ----------
Cash provided by operating activities .........................     18,296      41,608
                                                                 ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of marketable securities .......      7,750       9,000
      Purchase of marketable securities .......................    (12,750)    (10,000)
      Capital expenditures ....................................     (5,870)     (4,772)
                                                                 ----------  ----------
Cash provided by (used for) investing activities ..............    (10,870)     (5,772)
                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock ..............................    (10,982)    (45,212)
      Proceeds from sale of treasury stock ....................      1,902         960
      Proceeds from exercise of stock options .................      5,698         142
      Other ...................................................         --         291
                                                                 ----------  ----------
Cash used for financing activities ............................     (3,382)    (43,819)
                                                                 ----------  ----------
Net increase in cash and cash equivalents .....................      4,044      (7,983)
Cash and cash equivalents at beginning of period ..............     40,271      60,544
                                                                 ----------  ----------
Cash and cash equivalents at end of period .................... $   44,315  $   52,561
                                                                 ==========  ==========
Supplemental disclosures of cash flow information:
   Cash paid for:
           Interest ........................................... $       40  $       51
           Income taxes ....................................... $    8,293  $    4,911

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

2. PERIODS PRESENTED

The Company's fiscal year-end is the Saturday closest to March 31 and the second fiscal quarter-end is the last Saturday in September. For purposes of presentation, the Company has indicated its accounting year ending on March 31 or the month-end for interim quarterly periods. Plantronics' fiscal quarters ended September 30, 2000 and September 30, 2001 consisted of thirteen weeks each.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                              March 31,  September 30,
                                                               2001          2001
                                                           ------------  ------------
Accounts receivable, net:
    Accounts receivable from customers .................. $     62,876  $     50,022
    Less: allowance for doubtful accounts ...............       (2,673)       (2,809)
                                                           ------------  ------------
                                                          $     60,203  $     47,213
                                                           ============  ============

Inventory, net:
    Finished goods ...................................... $     27,040  $     21,830
    Work in process .....................................        1,280           895
    Purchased parts .....................................       19,915        17,758
                                                           ------------  ------------
                                                          $     48,235  $     40,483
                                                           ============  ============

Property, plant and equipment, net:
    Land ................................................ $      4,693  $      4,693
    Buildings and improvements (useful lives: 7-30 years)       14,692        15,654
    Machinery and equipment (useful lives: 2-10 years) ..       49,891        53,701
                                                           ------------  ------------
                                                                69,276        74,048
    Less accumulated depreciation .......................      (36,593)      (40,272)
                                                           ------------  ------------
                                                          $     32,683  $     33,776
                                                           ============  ============

Accruals:
    Employee benefits ................................... $      9,730  $      9,112
    Accrued advertising and sales and marketing .........        5,836         5,142
    Warranty accrual ....................................        6,619         6,314
    Accrued other .......................................        8,608         8,538
                                                           ------------  ------------
                                                          $     30,793  $     29,106
                                                           ============  ============

4. FOREIGN CURRENCY TRANSACTIONS

The functional currency of the Company's foreign sales and marketing and research and development operations is the local currency of the respective operations. The functional currency of the Mexican manufacturing operations and European sales and logistics headquarters is the U.S. dollar. Accordingly all revenues and cost of sales related to foreign operations are recorded using the U.S. dollar as functional currency. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations.

Beginning in the first quarter of fiscal year 2002, the Company entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables and cash balances. The Company records on the balance sheet at each reporting period the fair value of its forward-exchange contracts and records any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

During the first quarter of fiscal year 2002, the Company adopted SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities), as amended by SFAS No. 138 (Accounting for Certain Derivative Instruments and Certain Hedging Activities), which did not have a material impact on the Company's financial position.

As of September 30, 2001, the Company had approximately $3.7 million of foreign currency forward-exchange contracts outstanding, denominated in the Euro and Great British Pound, as a hedge against its forecasted foreign currency-denominated receivables, payables and cash balances. The following table summarizes the Company's net currency positions and approximate U.S. dollar equivalents (in thousands) at September 30, 2001:

                 Local Currency    Equivalent   Position
                ----------------  ------------ -----------
GBP............             680  $      1,000     Sell
EUR............           2,964  $      2,700     Sell

Foreign currency transactions, net of the effect of hedging activity, resulted in a net gain of $0.02 million for the fiscal quarter ended September 30, 2001, included in other income (expense) in the results of operations, compared to net losses of approximately $0.8 million in the quarter ended September 30, 2000.

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

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                    Three Months Ended     Six Months Ended
                                                       September 30,         September 30,
                                                  --------------------  --------------------
(in thousands, except earnings per share)            2000       2001       2000       2001
                                                  ---------  ---------  ---------  ---------
Net income...................................... $  20,740  $   6,838  $  40,844  $  14,946
                                                  =========  =========  =========  =========

Weighted average shares - basic.................    49,110     47,675     49,031     47,471
Effect of dilutive securities - employee
   stock options................................     4,573      1,803      4,195      1,787
                                                  ---------  ---------  ---------  ---------
Weighted average shares - diluted...............    53,683     49,478     53,226     49,258
                                                  =========  =========  =========  =========

Net earnings per common share - basic........... $    0.42  $    0.14  $    0.83  $    0.31
                                                  =========  =========  =========  =========

Net earnings per common share - diluted......... $    0.39  $    0.14  $    0.77  $    0.30
                                                  =========  =========  =========  =========

6. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                    Three Months Ended     Six Months Ended
                                                       September 30,         September 30,
                                                  --------------------  --------------------
                                                     2000       2001       2000       2001
                                                  ---------  ---------  ---------  ---------
Net income...................................... $  20,740  $   6,838  $  40,844  $  14,946
Other comprehensive income (loss):
  Change in accumulated translation adjustments.        --        354         --        291
                                                  ---------  ---------  ---------  ---------
Total........................................... $  20,740  $   7,192  $  40,844  $  15,237
                                                  =========  =========  =========  =========

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

                                                    Three Months Ended     Six Months Ended
                                                       September 30,         September 30,
                                                  --------------------  --------------------
                                                     2000       2001       2000       2001
                                                  ---------  ---------  ---------  ---------
Net revenues from unaffiliated customers:
   Call center and office....................... $  83,976  $  59,933  $ 167,276  $ 124,000
   Mobile and computer..........................    15,960     16,003     28,877     29,518
   Other specialty products.....................     4,004      1,579      8,139      4,111
                                                  ---------  ---------  ---------  ---------
                                                 $ 103,940  $  77,515  $ 204,292  $ 157,629
                                                  =========  =========  =========  =========

MAJOR CUSTOMERS. No one customer accounted for 10% or more of total revenue from consolidated sales for the quarters ended September 30, 2000 and 2001.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long lived assets by geographic area (in thousands).

                                      Three Months Ended         Six Months Ended
                                         September 30,             September 30,
                                    ------------------------  -----------------------
                                       2000         2001         2000        2001
                                    -----------  -----------  ----------  -----------
Net revenues from unaffiliated
customers:
   United States.................. $    71,500  $    55,038  $  138,967  $   107,353
   International..................      32,440       22,477      65,325       50,276
                                    -----------  -----------  ----------  -----------
                                   $   103,940  $    77,515  $  204,292  $   157,629
                                    ===========  ===========  ==========  ===========

                                       March 31, September 30,
                                        2001         2001
                                    -----------  -----------
Long lived assets:
   United States.................. $    19,980  $    21,829
   International..................      12,703       11,947
                                    -----------  -----------
                                   $    32,683  $    33,776
                                    ===========  ===========

8. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has not had a significant impact on our financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. The Company adopted SFAS 142 in the first quarter of the year ending March 30, 2002. The impact of SFAS 142 on the Company's financial position and results of operations was immaterial, as shown in Note 9 below.

In April 2001, the FASB's Emerging Issues Task Force released Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 requires that consideration from a vendor to a reseller should be classified in the vendor's income statement as a reduction of revenue unless there is sufficient evidence of the fair value of the separate benefits received from the reseller. EITF 00-25 will be effective for annual or interim financial statements for periods beginning after December 15, 2001. Upon application of the provisions of EITF 00-25, financial statements for prior periods presented for comparative purposes will be reclassified to comply with these provisions. The Company typically gives to its distributors and retailers various forms of consideration including cooperative advertising, slotting fees and marketing development funds, all of which are currently classified as sales and marketing expenses. The Company is currently assessing but has not yet determined the impact of EITF 00-25 on its results of operations.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial statements.

9. GOODWILL AND INTANGIBLES

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

The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands):

                                      Three Months Ended         Six Months Ended
                                         September 30,             September 30,
                                    ------------------------  -----------------------
                                       2000         2001         2000        2001
                                    -----------  -----------  ----------  -----------
Reported net income............... $    20,740  $     6,838  $   40,844  $    14,946
 Add back : goodwill amortization.         174           --         347           --
                                    -----------  -----------  ----------  -----------
 Adjusted net income.............. $    20,914  $     6,838  $   41,191  $    14,946
                                    ===========  ===========  ==========  ===========
Basic earnings per share:
 As reported...................... $      0.42  $      0.14  $     0.83  $      0.31
 As adjusted...................... $      0.43  $      0.14  $     0.84  $      0.31

Diluted earnings per share:
 As reported...................... $      0.39  $      0.14  $     0.77  $      0.30
 As adjusted...................... $      0.39  $      0.14  $     0.77  $      0.30

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

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.

                                                    Three Months Ended     Six Months Ended
                                                       September 30,         September 30,
                                                  --------------------  --------------------
                                                     2000       2001       2000       2001
                                                  ---------  ---------  ---------  ---------
Net sales ......................................     100.0%    100.0%    100.0%    100.0%
Cost of sales ..................................      44.1       51.1       43.6       51.2
                                                  ---------  ---------  ---------  ---------
    Gross profit ...............................      55.9       48.9       56.4       48.8
                                                  ---------  ---------  ---------  ---------
Operating expenses:
    Research, development and engineering ......       6.6       10.7        6.1       10.1
    Selling, general and administrative ........      20.7       26.8       21.5       26.2
                                                  ---------  ---------  ---------  ---------
           Total operating expenses ............      27.3       37.5       27.6       36.3
                                                  ---------  ---------  ---------  ---------
Operating income ...............................      28.6       11.4       28.8       12.5
Interest and other expense (income), net .......       0.1       -0.8        0.2       -0.7
                                                  ---------  ---------  ---------  ---------
Income before income taxes .....................      28.5       12.2       28.6       13.2
Income tax expense .............................       8.5        3.4        8.6        3.7
                                                  ---------  ---------  ---------  ---------
Net income .....................................      20.0%      8.8%     20.0%      9.5%
                                                  =========  =========  =========  =========

Net Sales. Net sales for the quarter ended September 30, 2001 decreased by 25% to $77.5 million, compared to $103.9 million for the quarter ended September 30, 2000. Net sales for the six months ended September 30, 2001 were $157.6 million compared to $204.3 million for the six months ended September 30, 2000, a decrease of 23%. Revenues declined in all major geographies and channels; we believe this has primarily been the result of the severe downturn in telecom and IT spending, the general slowdown of the U.S. economy and the impact of that slowdown on the economies of countries in which we do business.

As mentioned above, our business continues to be impacted by a slowdown in global telecom and IT spending. We are also concerned that the far-reaching economic effects of the events of September 11, 2001, coupled with a weakening economy that predated those events, may cause or already has begun to cause a recession in the U.S.* The September 2001 sales level reported by our distributors is the lowest single month in the last several years. However, we also believe they reduced inventories of our products and decreased the number of weeks on hand they were holding, indicating that we have already experienced some impact from this slowdown in our results for the second quarter of fiscal 2002. Nevertheless, based on business activity to date, including the positive impact that mobile phone legislation and pending legislation appears to have on our order rate, we believe that our revenues and earnings in the third fiscal quarter of 2002 should approximately equal or improve somewhat from our second fiscal quarter.*

Gross Profit. Gross profit for the quarter ended September 30, 2001 decreased 35% to $37.9 million (48.9% of net sales), compared to $58.1 million (55.9% of net sales) for the quarter ended September 30, 2000. Gross profit for the first two quarters of fiscal 2002 was $76.9 million, a decrease of 33% over the comparable period of fiscal 2001. The decline from the prior year was due to a combination of factors. Sales decreased between years; therefore fixed overhead spending as a percent of revenue increased. Our product mix continues to unfavorably affect our gross margin, with the largest dollar drop coming out of channels that serve the U.S. call center and high end of the corporate office market - business that is more profitable than the relatively less affected emerging markets. We are still experiencing growth in our mobile market versus the year ago quarter. Products that cater to this market have lower gross margins than the corporate average. In addition, gross margin was negatively impacted by the decline in the Euro and the Great British Pound from the prior year's quarter, the average exchange rates for both the Great British Pound and the Euro decreased by 4%. We are also feeling some effects from the growth of our retail channel which tends to have higher warranty costs due to the typically higher returns in consumer channels than more traditional channels. We anticipate that gross margins will continue to be affected by most of these factors in the third quarter.

Research, Development and Engineering. Research, development and engineering expenses for the quarter ended September 30, 2001 increased 22% to $8.3 million (10.7% of net sales), compared to $6.8 million (6.6% of net sales) for the quarter ended September 30, 2000. Expenses for the first half of fiscal 2002 were $15.9 million compared to $12.4 million for the first half of fiscal 2001. We have focused on broadening our product lines and strengthening our wireless product offerings as well as continuing our investment in Bluetooth™ technology.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 2001 decreased 4% to $20.7 million (26.8% of net sales), compared to $21.5 million (20.7% of net sales) for the quarter ended September 30, 2000. For the first half of fiscal 2002, expenses were $41.4 million, a decrease of $2.7 million over the first half of fiscal 2001. The overall dollar decrease in the level of spending between years was primarily due to cutting back on certain types of expenses that we felt were unlikely to have a good return on investment in the current economic climate. We reduced distribution channel promotional programs in addition to incurring less variable selling expenses associated with retail sales. General and administrative expenses increased as a percentage of net sales from the year ago quarter, mainly driven by the decline in revenues.

Operating Income. Operating income for the quarter ended September 30, 2001 decreased 70% to $8.9 million (11.4% of net sales), compared to $29.7 million (28.6% of net sales) for the quarter ended September 30, 2000. For the first half of fiscal 2002, operating income was $19.6 million compared to $58.8 million for the first half of fiscal 2001. The decrease relative to net sales was due to the decline in gross margin coupled with substantial increases in research and development expenditures.

Interest and Other Expense (Income), Net. Interest and other expense (income) for the quarter ended September 30, 2001 was ($0.6) million in income compared to $0.1 million in expense for the quarter ended September 30, 2000. The net $0.7 million increase in income was primarily due to a $0.9 million reduction of foreign exchange loss due to the implementation of a hedging program in the first quarter of fiscal 2002, combined with more favorable foreign exchange rates. Interest and other expense (income) for the first half of fiscal 2002 was ($1.1) million in income compared to $0.5 million in expense for the first half of fiscal 2001. The net $1.6 million increase in income was primarily due to a $1.1 million reduction of foreign exchange loss due to implementation of a hedging program in fiscal 2002 and more favorable foreign exchange rates and a $0.4 million expense in the prior year's quarter in connection with a secondary offering of stock by one of our stockholders.

Interest expense for fiscal 2002 is expected to be minimal.* In November 1999, we entered into a credit agreement to borrow up to $100.0 million with a major bank. We are in the process of negotiating the renewal of this agreement to borrow up to $75.0 million with a new expiration date of January 15, 2003. We currently have no borrowings under this agreement.

Income Tax Expense. Income tax expense for the quarter ended September 30, 2001 was $2.7 million compared to $8.9 million for the quarter ended September 30, 2000 and represented tax rates of 28% and 30%, respectively. The decrease in the overall tax rate was due to declining profits in higher tax jurisdictions.

FINANCIAL CONDITION:

Operating Activities. During the six months ended September 30, 2001, we generated $41.6 million of cash from operating activities, due primarily to $14.9 million in net income and decreases of $13.0 and $7.8 million in accounts receivable and inventory, respectively, and an increase of $4.4 million in income taxes payable. In comparison, we generated $18.3 million in cash from operating activities for the six months ended September 30, 2000, due primarily to $40.8 million in net income and a tax benefit on stock options exercised of $8.9 million, offset by increases of $15.1 and $14.7 million in accounts receivable and inventory, respectively.

Liquidity. As of September 30, 2001, we had working capital of $106.1 million, including $66.7 million of cash and cash equivalents and marketable securities, compared with working capital of $136.8 million, including $73.9 million of cash and cash equivalents and marketable securities, at March 31, 2001.

In fiscal 2001, we renewed our $100.0 million revolving credit facility, including a $10.0 million letter of credit subfacility with a major bank. The revolving credit facility and letter of credit subfacility both expire in November 2001. We are in the process of negotiating the renewal of the revolving credit facility for a lower credit limit of $75.0 million, including the $10.0 million letter of credit subfacility. The renewed facility will be available for an additional period to expire on January 15, 2003.* As of November 2, 2001, we have no cash borrowings under the revolving credit facility and $0.7 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter of credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash balance and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter of credit subfacility, will be sufficient to fund operations for at least the next twelve months.*

Investing Activities. During the six months ended September 30, 2001, we purchased marketable securities of $10.0 million and received proceeds from maturities of marketable securities of $9.0 million. Capital expenditures of $4.8 million in the six months ended September 30, 2001 were incurred principally in tooling and equipment for new products, furniture and fixtures and leasehold improvements for facilities expansion.

Financing Activities. In the six months ended September 30, 2001, we repurchased 2,340,621 shares of our common stock for $45.2 million and reissued through employee benefit plans 49,731 shares of our treasury stock for $1.0 million. As of September 30, 2001, 381,000 shares remained under the repurchase plan authorized during the quarter.

We received $0.1 million in proceeds from the exercise of stock options during the six months ended September 30, 2001.

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

Investors or potential investors in our stock should carefully consider the risks described below. The performance of our stock will reflect the performance of our business relative to, among other things, our competition, general economic and market conditions, and industry conditions. You should carefully consider the following factors in connection with any investment in our stock. Our business, financial condition and results of operations could be materially adversely affected if any of the risks occur. Should any or all of the following risks materialize, the trading price of Plantronics stock could decline and an investor could lose all or part of his or her investment.

THE GENERAL ECONOMIC SLOWDOWN COULD CONTINUE, DEEPEN, AND/OR SPREAD RESULTING IN A FURTHER REDUCTION IN OVERALL DEMAND FOR OUR PRODUCTS WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR RESULTS AND WE BELIEVE THIS IS CURRENTLY TAKING PLACE.

While our markets have not exhibited highly cyclical behavior prior to the current fiscal year, our sales are affected by overall economic activity. In the fourth quarter of fiscal 2001 we saw a drop in the overall level of demand for our products which we attributed principally to a slowing in national and international economic growth. We believe there has been a continued decline in the economy and that a recession may yet occur. In the second quarter of fiscal 2002, we saw a further reduction in the overall level of demand for our products. If these trends are worse or longer than presently anticipated, this could cause us not to achieve the levels of sales required to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock. Also, if the overall economy continues to slow further, or there is a recession, this could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts due to us.

A SUBSTANTIAL PORTION OF OUR SALES COME FROM THE CALL CENTER MARKET AND A DECREASE OF DEMAND IN THAT MARKET COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS.

We have historically derived, and continue to derive, a substantial portion of our net sales from the call center market. This market has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. We also may have benefited from a short term bubble in call center demand in the first half of fiscal 2001 due to post-year 2000 activities and possibly aberrational growth of internet related businesses that required back-end customer support infrastructure. In the second quarter of fiscal 2002 and in the portion of fiscal 2002 that has passed before the filing of this report, our sales in the call center market have been below the level of sales in that market in comparable prior year periods. We do not believe that our decreasing sales are a result of market share gains by our competitors but, instead, believe that the sales slowdown is due to reduction in the level of overall market demand. While we believe that the call center market will grow in future periods, this growth could slow or revenues from this market could continue to decline due to various factors. For example, consumer resistance to telemarketing could materially adversely affect growth in the call center market. A continued deterioration in general economic conditions could result in a reduction in the establishment of new call centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact negatively affecting our business. Due to our reliance on the call center market, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A NUMBER OF CAUSES OUTSIDE OUR CONTROL.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

  general economic conditions, compounded by the recent events on and following September 11th;
  changes in demand for our products;
  insolvency of purchasers of our products or failure of purchasers of our products to pay amounts due to us;
  timing and size of orders from customers;
  price erosion;
  cancellations or delays of deliveries of components and subassemblies by our suppliers;
  variances in the timing and amount of engineering and operating expenses;
  distribution channel mix variations;
  changes in the levels of cooperative advertising or market development funding required by retail resellers of our products;
  delays in shipments of our products;
  material product returns and customer credits;
  new product introductions by us or our competitors;
  entrance of new competitors;
  changes in actual or target inventory levels of our channel partners;
  increases in the costs of our components and subassemblies;
  changes in the mix of products sold by us; and
  seasonal fluctuations in demand.

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

IF WE DO NOT MATCH PRODUCTION TO DEMAND WE WILL BE AT RISK OF LOSING BUSINESS OR OUR GROSS MARGINS COULD BE MATERIALLY ADVERSELY AFFECTED.

We saw good increases in customer demand for our products through most of fiscal 2001. Historically, we have generally been able to increase production to meet increasing demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast and we have experienced sharp fluctuations in demand, especially for headsets for wireless and cellular phones. In addition, the current global events, such as the war on Afghanistan, the terrorist scare in the U.S., and the Anthrax concerns may cause the economy to be more volatile, making it more difficult to match supply and demand in the marketplace. Significant unanticipated fluctuations in demand could cause the following operating problems, among others:

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

  Due to the lead times required in order to obtain certain subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the subassemblies, components and products. Relative to sales, inventory levels remained high through the first quarter of fiscal 2002, but declined in the second fiscal quarter. Failure in the future to match the timing of purchases of subassemblies, components and products to demand would materially adversely affect our business, financial condition and results of operations.

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

WE SELL OUR PRODUCTS THROUGH VARIOUS CHANNELS OF DISTRIBUTION AND A FAILURE OF THOSE CHANNELS TO OPERATE AS WE EXPECT COULD DECREASE OUR REVENUES.

We sell substantially all of our products through distributors, retailers, OEMs and telephony service providers. Our existing relationships with these parties are not exclusive and can be terminated by either party without cause. Our channel partners also sell or can potentially sell products offered by our competitors. To the extent that our competitors offer our channel partners more favorable terms, such partners may decline to carry, de-emphasize or discontinue carrying our products. In the future, we may not be able to retain or attract a sufficient number of qualified channel partners. Further, such partners may not recommend, or continue to recommend, our products. In the future, our OEM customers or potential OEM customers may elect to manufacture their own products, similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition or results of operations.

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

We generally offer our customers certain credit terms, allowing them to pay for products purchased from us between thirty and sixty days or more after we ship the products. Our receipt of payment for our products depends on the financial liquidity of those customers. If significant customers or a significant number of customers experience liquidity problems, this could affect our ability to collect our accounts receivable, which could materially adversely affect our business, financial condition or results of operations.

WE HAVE STRONG COMPETITORS AND WILL LIKELY FACE ADDITIONAL COMPETITION IN THE FUTURE.

The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. GN Great Nordic reported revenues of 1.94 billion Danish Krone (approximately $236 million) in their second quarter of fiscal 2001. GN Netcom has made several acquisitions over the years. We believe the acquisitions of Hello Direct and Jabra have provided GN Netcom with a broader mobile product line and greater marketing presence than they had prior to these acquisitions.

We currently operate principally in a multilevel distribution model - we sell most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom's recent acquisitions indicate it may be moving to a direct sales model. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices which could materially adversely affect our business and results of operations. In the face of current economic downturn, we are seeing lower prices from our competitors, particularly GN Netcom.

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

We anticipate that we will face additional competition from companies that currently do not offer communications headsets. This is particularly true in the office, mobile computer and residential markets.* In fact, on September 11, 2001, Sony Corporation and Telefonaktiebolaget LM Ericsson announced that their respective boards approved the merger of their mobile business worldwide including telephone accessories such as telephone headsets and adapters. Recently, this Joint Venture announced the launch of its first product, a Bluetooth™ communications device which is scheduled for first shipment in November 2001. We anticipate other competition from consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These new competitors are likely to be larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.*

We anticipate that we will also face additional competition from companies, principally located in the Far East, which offer very low cost headset products, including products which are modeled on or direct copies of our products. These new competitors are likely to offer very low cost products which may result in price pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.*

We believe that the market for lightweight communication headsets is showing some signs of commoditization. In particular, we believe that our competitors, especially GN Netcom, are increasingly choosing to compete on price. While this has long been true of competitors from the Far East, we think the trend is accelerating and that customers are also more receptive to lower cost products, even when the quality, service or total value of the offer may be notably lower as well.*

Historically, our expertise in acoustics and design has allowed us to design, develop and manufacture products with the levels of sound quality enabling us to meet the needs of our customers. Due to technological advances, including but not limited to better digital signal processing, our current and future competitors may be able to develop products with the same or better audio quality at lower costs. These technological advances may allow current and future competitors to compete more effectively in terms of product quality or price that could materially adversely affect our business and results of operations.*

We believe that important competitive factors for us are product reliability, product features, customer service and support, reputation, distribution, ability to meet delivery schedules, warranty terms, product life and price. If we do not compete successfully with respect to any of these or other factors it could materially adversely affect our business, financial condition and results of operations. Further, if we do not successfully develop and market products that compete successfully with those of our competitors, it would materially adversely affect our business, financial condition and results of operations.

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

Historically, the technology used in lightweight communications headsets has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. The technology used in hands free communications devices, including our products, is evolving more rapidly now than it has historically and we anticipate that this trend may accelerate. We believe this is particularly true for our newer emerging technology products especially in the mobile, computer markets, residential and certain parts of the office market. We believe products designed to serve these markets generally exhibit shorter lifecycles and are increasingly based on open standards and protocols. The end markets served are much larger than the traditional call center market. This combination of factors may lead to increased commoditization, as a greater number of competitors attempt to introduce products, or reverse engineer our products and offer similar but lower quality products at lower price points.

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

Due to the historically slow evolvement of our products, we have generally been able to phase out obsolete products without significant impact to our operating margins. However, as we develop new generations of products more quickly, we expect that the pace of product obsolescence will increase concurrently. The disposition of inventories of obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.*

CHANGES IN REGULATORY REQUIREMENTS MAY ADVERSELY IMPACT OUR GROSS MARGINS AS WE COMPLY WITH SUCH CHANGES OR REDUCE OUR ABILITY TO GENERATE REVENUES IF WE ARE UNABLE TO COMPLY.

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

WE HAVE SIGNIFICANT FOREIGN OPERATIONS AND THERE ARE INHERENT RISKS IN OPERATING ABROAD.

In the first six months of fiscal 2002, approximately 31.9% of our net sales were derived from customers outside the United States. Approximately 31.2% of our net sales in fiscal 2001 were derived from customers outside the United States, compared with approximately 33.5% of our net sales in fiscal 2000. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

  cultural differences in the conduct of business;
  greater difficulty in accounts receivable collection;
  unexpected changes in regulatory requirements;
  tariffs and other trade barriers;
  economic and political conditions in each country;
  management and operation of an enterprise spread over various countries; and
  the burden of complying with a wide variety of foreign laws.

In fiscal 2001, the value of major European currencies dropped against the U.S. dollar. To date, we have partially but not fully reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we expect to reduce our current prices further, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a material adverse effect on our business, financial condition and results of operations.

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

THE TERRORIST ATTACKS ON NEW YORK CITY ON SEPTEMBER 11, 2001 MARK A TURNING POINT IN CURRENT U.S. POLITICAL, MILITARY AND SECURITY STRATEGIES WHICH WE BELIEVE HAS AND WILL ADVERSELY IMPACT OUR BUSINESS, BOTH DIRECTLY AND INDIRECTLY.

We believe that one direct impact of the attacks is the reduction of call center agents in the travel and leisure industries. To the extent that the attacks contributed to a further slowing in the economy with additional layoffs in other industries, we believe we will be negatively affected by that as well. We are indirectly affected by the impact of the events of the terrorist attacks in New York City on September 11, 2001 and the continuing concern on future terrorist attacks on U.S. soil, as well as concerns of the Anthrax infection on the American and international public. We are unable to estimate the impact these events and their consequences have on our business, however, given the magnitude of these unprecedented events and the possible subsequent effects, we expect that there has been and is likely to be an adverse impact to our financial condition, our operations and our prospects as these events adversely affect the global economy in general.*

IF THERE ARE PROBLEMS THAT AFFECT OUR PRINCIPAL MANUFACTURING FACILITY IN MEXICO, WE COULD FACE LOSSES IN REVENUES OR MATERIAL INCREASES IN COSTS OF OUR OPERATIONS.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR BUSINESS OPERATIONS AND ANOTHER ENERGY CRISIS IN CALIFORNIA COULD DISRUPT OR MAKE SUBSTANTIALLY MORE EXPENSIVE THE OPERATIONS AT OUR HEADQUARTERS FACILITY.

In the event of an acute power shortage, California has, on some occasions, implemented, and may in the future continue to implement, rolling blackouts throughout the state. We have emergency back-up generators which keep our business information systems in operation but we do not have sufficient back-up generating capacity or alternate sources of power to keep our headquarters in full operation in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue full operations at our headquarters. Any such interruption could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

CITICORP VENTURE CAPITAL HAS SIGNIFICANT CONTROL OVER OUR BUSINESS.

Our largest stockholder, Citicorp Venture Capital, Ltd. ("CVC"), beneficially owns 6,246,917 shares of our Common Stock (excluding any shares that may be owned by employees of CVC or its affiliates), which represents approximately 13.3% of our outstanding Common Stock as of October 31, 2001. We also have an agreement with CVC under which it is entitled to have up to three of its designees serve on our Board of Directors, depending on the level of CVC's continuing stock ownership. Based on its current ownership of our outstanding Common Stock, CVC is entitled to designate two nominees. Messrs. M. Saleem Muqaddam and John M. O'Mara are currently serving as CVC's designees pursuant to that agreement (having been nominated for election in a period in which the agreement with CVC required us to nominate and support the election of three designees of CVC). In addition, our bylaws contain provisions that require a two-thirds (66 2/3%) supermajority vote of the Board of Directors to approve certain transactions, including amendments of our Certificate of Incorporation, certain provisions of our bylaws, mergers and sales of substantial assets, acquisitions of other companies and sales of capital stock. These provisions may have the effect of giving a small number of directors the ability to block such transactions.

WE HAVE SEVERAL SIGNIFICANT STOCKHOLDERS AND, GIVEN THE LOW TRADING VOLUME OF OUR STOCK, IF THEY SELL THEIR SHARES IN A SHORT PERIOD OF TIME, WE COULD SEE AN ADVERSE EFFECT ON THE MARKET PRICES OF OUR STOCK.

As of November 2, 2001, we had 46,902,912 shares of Common Stock outstanding and in the public market. All of these shares are freely tradable except for approximately 9,798,327 shares held by affiliates of Plantronics (including CVC and the directors and officers of Plantronics). These approximately 9,798,327 shares may be sold in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

Some of our current stockholders, including CVC and certain of our directors, also have certain contractual rights to require Plantronics to register their shares for public sale. Approximately 9,152,175 additional shares are subject to outstanding stock options as of November 2, 2001. As of November 2, 2001, Ms. Louise Cecil, the widow of our former CEO and Chairman, Robert S. Cecil, held options on approximately 433,000 shares of our Common Stock, transferred to her by Mr. Cecil during his life. She has registered those shares for resale and can sell any or all of those shares at any time.

Plantronics stock is not heavily traded. The average daily trading volume of our stock in the second quarter of fiscal 2002 was approximately 280,358 shares per day with a median volume in that period of 251,000 shares per day. Sales of a substantial number of shares of our Common Stock in the public market by CVC or any of our officers, directors or other stockholders could adversely affect the prevailing market price of our Common Stock and impair our ability to raise capital through the sale of equity securities.

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

INTEREST RATE RISK

At September 30, 2001, we had cash and cash equivalents totaling $52.6 million, compared to $60.5 million at March 31, 2001. At September 30, 2001, we had marketable securities totaling $14.1 million compared to $13.4 million at March 31, 2001. Cash equivalents have an original maturity of ninety days or less; marketable securities have an original maturity of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as the majority of our combined cash and marketable securities balances were invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our investments at September 30, 2001 was less than three months. The interest rates locked in on those investments ranged from 2.95% to 4.8%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

In fiscal 2001, we renewed our $100.0 million revolving credit facility, including a $10.0 million letter of credit subfacility with a major bank. The revolving credit facility and letter of credit subfacility both expire in November 2001. We are in the process of negotiating the renewal of the revolving credit facility for a lower credit limit of $75.0 million, including the $10.0 million letter of credit subfacility. The renewed facility will be available for an additional period to expire on January 15, 2003.* As of November 2, 2001, we have no cash borrowings under the current revolving credit facility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the first six months of fiscal 2002, approximately 31.9% of our net sales were derived from customers outside the United States, with approximately 20% of total revenues denominated in foreign currencies, predominately the Great British Pound and the Euro. Beginning in the first quarter of fiscal 2002, we entered into foreign currency forward exchange contracts to hedge the foreign exchange exposure of certain forecasted receivables, payables and cash balances denominated in Great British Pounds and Euros. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, as other income (expenses), offsetting gains and losses on the related assets and liabilities. The success of the hedging program depends on forecasts of transaction activity in the various currencies. We have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

At September 30, 2001, we had $3.7 million of forward-exchange contracts outstanding, denominated in Euro and Great British Pound, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances.

PART II. -- OTHER INFORMATION

ITEM 1. NONE.

ITEM 2. NONE.

ITEM 3. NONE.

ITEM 4. NONE.

ITEM 5. NONE.

ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	1993 Stock Option Plan

(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

(Registrant)

By:	/s/ Barbara V. Scherer

Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

Date: November 13, 2001

EXHIBIT INDEX

Exhibit Number	Description
10.1	1993 Stock Option Plan