Form 10-Q
period 2001-12-31
PLANTRONICS INC /CA/
filed 2002-02-12
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [   ] NO [X]

    The number of shares outstanding of registrant's common stock as of February 8, 2002 was 46,374,134.

Plantronics, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             March 31,   December 31,
                                                              2001          2001
                                                          ------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents ......................... $     60,544  $     74,109
     Marketable securities .............................       13,385         8,582
     Accounts receivable, net ..........................       60,203        45,569
     Inventory, net ....................................       48,235        37,995
     Deferred income taxes .............................        7,110         5,827
     Other current assets ..............................        1,449         3,897
                                                          ------------  ------------
         Total current assets ..........................      190,926       175,979
Property, plant and equipment, net .....................       32,683        34,814
Goodwill, net ..........................................        6,292         6,292
Intangibles, net .......................................          579           331
Other assets, net ......................................        2,792         2,739
                                                          ------------  ------------
         Total assets .................................. $    233,272  $    220,155
                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................. $     10,836  $     13,654
     Accrued liabilities ...............................       30,793        34,123
     Income taxes payable ..............................       12,519        14,506
                                                          ------------  ------------
         Total current liabilities .....................       54,148        62,283
Deferred tax liability .................................        6,077         5,071
                                                          ------------  ------------
           Total liabilities ...........................       60,225        67,354
                                                          ------------  ------------
Stockholders' equity:
     Common stock, $0.01 par value per share; 100,000
       shares authorized, 59,098 and 59,204 shares
       issued and outstanding at March 31, 2001 and
       December 31, 2001, respectively..................          591           592
     Additional paid-in capital ........................      148,188       150,399
     Accumulated other comprehensive income ............       (1,172)       (1,072)
     Retained earnings .................................      207,626       233,079
                                                          ------------  ------------
                                                              355,233       382,998
     Less: Treasury stock (common: 9,919 and 12,336
       shares outstanding at March 31, 2001 and
       December 31, 2001, respectively) at cost ........     (182,186)     (230,197)
                                                          ------------  ------------
         Total stockholders' equity ....................      173,047       152,801
                                                          ------------  ------------
         Total liabilities and stockholders' equity .... $    233,272  $    220,155
                                                          ============  ============

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                    Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                  --------------------  --------------------
                                                     2000       2001       2000       2001
                                                  ---------  ---------  ---------  ---------
Net sales ...................................... $ 106,718  $  82,211  $ 311,010  $ 239,840
Cost of sales ..................................    47,277     42,610    136,250    123,304
                                                  ---------  ---------  ---------  ---------
    Gross profit ...............................    59,441     39,601    174,760    116,536
                                                  ---------  ---------  ---------  ---------
Operating expenses:
    Research, development and engineering ......     7,097      6,895     19,544     22,839
    Selling, general and administrative ........    22,729     22,052     66,787     63,427
                                                  ---------  ---------  ---------  ---------
           Total operating expenses ............    29,826     28,947     86,331     86,266
                                                  ---------  ---------  ---------  ---------
Operating income ...............................    29,615     10,654     88,429     30,270
Interest and other income, net .................       825        354        360      1,496
                                                  ---------  ---------  ---------  ---------
Income before income taxes .....................    30,440     11,008     88,789     31,766
Income tax expense .............................     9,132        501     26,637      6,313
                                                  ---------  ---------  ---------  ---------
Net income ..................................... $  21,308  $  10,507  $  62,152  $  25,453
                                                  =========  =========  =========  =========

Basic earnings per common share (Note 5) ....... $    0.43  $    0.22  $    1.27  $    0.53
                                                  =========  =========  =========  =========

Shares used in basic per share calculations.....    49,233     46,897     49,098     47,650
                                                  =========  =========  =========  =========

Diluted earnings per common share (Note 5) ..... $    0.40  $    0.21  $    1.17  $    0.51
                                                  =========  =========  =========  =========

Shares used in diluted per share calculations...    53,357     49,120     53,272     49,554
                                                  =========  =========  =========  =========

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                    Nine Months Ended
                                                                     December 31,
                                                                 ----------------------
                                                                     2000        2001
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................... $   62,152  $   25,453
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization ......................      5,958       6,505
           Deferred income taxes ..............................       (605)        277
           Income tax benefit associated with stock options ...     10,129         422
           Loss on disposal of fixed assets .....................       35         135
      Changes in assets and liabilities:
           Accounts receivable, net ...........................    (19,722)     14,634
           Inventory, net .....................................    (16,620)     10,240
           Other current assets ...............................        309      (2,197)
           Other assets .......................................       (266)        (28)
           Accounts payable ...................................     (2,477)      2,817
           Accrued liabilities ................................     (1,956)      3,330
           Income taxes payable ...............................      6,335       1,987
                                                                 ----------  ----------
Cash provided by operating activities .........................     43,272      63,575
                                                                 ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of marketable securities .......     12,750      19,053
      Purchase of marketable securities .......................    (15,550)    (14,500)
      Capital expenditures ....................................    (11,861)     (8,442)
                                                                 ----------  ----------
Cash used for investing activities ............................    (14,661)     (3,889)
                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock ..............................    (25,549)    (48,412)
      Proceeds from sale of treasury stock ....................      2,260       1,303
      Proceeds from exercise of stock options .................      8,044         887
      Other ...................................................         --         101
                                                                 ----------  ----------
Cash used for financing activities ............................    (15,245)    (46,121)
                                                                 ----------  ----------
Net increase in cash and cash equivalents .....................     13,366      13,565
Cash and cash equivalents at beginning of period ..............     40,271      60,544
                                                                 ----------  ----------
Cash and cash equivalents at end of period .................... $   53,637  $   74,109
                                                                 ==========  ==========
Supplemental disclosures of cash flow information:
   Cash paid for:
           Interest ........................................... $       68  $       79
           Income taxes ....................................... $   12,716  $   10,172

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," "we", "our", or the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended March 31, 2001. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period balances have been reclassified to conform to the current period presentation. The interim financial statements should be read in connection with the financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

2. PERIODS PRESENTED

Our fiscal year-end is the Saturday closest to March 31 and the third fiscal quarter-end is the last Saturday in December. For purposes of presentation, we have indicated our accounting year ending on March 31, or the month-end for interim quarterly periods. Our fiscal quarters ended December 31, 2000, and December 31, 2001, consisted of thirteen weeks each.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                              March 31,   December 31,
                                                               2001          2001
                                                           ------------  ------------
Accounts receivable, net:
    Accounts receivable from customers .................. $     62,876  $     48,433
    Less: allowance for doubtful accounts ...............       (2,673)       (2,864)
                                                           ------------  ------------
                                                          $     60,203  $     45,569
                                                           ============  ============

Inventory, net:
    Finished goods ...................................... $     27,040  $     19,959
    Work in process .....................................        1,280           999
    Purchased parts .....................................       19,915        17,037
                                                           ------------  ------------
                                                          $     48,235  $     37,995
                                                           ============  ============

Property, plant and equipment, net:
    Land ................................................ $      4,693  $      4,693
    Buildings and improvements (useful lives: 7-30 years)       14,692        15,805
    Machinery and equipment (useful lives: 2-10 years) ..       49,891        52,072
                                                           ------------  ------------
                                                                69,276        72,570
    Less: accumulated depreciation ......................      (36,593)      (37,756)
                                                           ------------  ------------
                                                          $     32,683  $     34,814
                                                           ============  ============

Accrued liabilities:
    Employee benefits ................................... $      9,730  $     11,262
    Accrued advertising and sales and marketing .........        5,836         5,995
    Warranty accrual ....................................        6,619         6,748
    Accrued other .......................................        8,608        10,118
                                                           ------------  ------------
                                                          $     30,793  $     34,123
                                                           ============  ============

4. FOREIGN CURRENCY TRANSACTIONS

The functional currency of our foreign sales and marketing and research and development operations is the local currency of the respective operations. The functional currency of the Mexican manufacturing operations and European sales and logistics headquarters is the U.S. dollar. Accordingly all revenues and cost of sales related to foreign operations are recorded using the U.S. dollar as functional currency. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations.

Beginning in the first quarter of fiscal year 2002, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

During the first quarter of fiscal year 2002, we adopted SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities), as amended by SFAS No. 138 (Accounting for Certain Derivative Instruments and Certain Hedging Activities), which did not have a material impact on our financial position.

As of December 31, 2001, we had approximately $1.8 million of foreign currency forward-exchange contracts outstanding, denominated in the Euro, as a hedge against our forecasted foreign currency-denominated receivables, payables and cash balances. The following table summarizes our net currency position, and approximate U.S. dollar equivalent (in thousands), at December 31, 2001:

           Local Currency    Equivalent   Position
          ----------------  ------------ -----------
EUR                 2,042  $      1,800     Sell

Foreign currency transactions, net of the effect of hedging activity, resulted in a net loss of $0.2 million for the fiscal quarter ended December 31, 2001, included in other income (expense) in the results of operations, compared to net gains of approximately $0.1 million in the quarter ended December 31, 2000.

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

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                    Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                  --------------------  --------------------
(In thousands, except earnings per share)            2000       2001       2000       2001
                                                  ---------  ---------  ---------  ---------
Net income...................................... $  21,308  $  10,507  $  62,152  $  25,453
                                                  =========  =========  =========  =========

Weighted average shares - basic.................    49,233     46,897     49,098     47,650
Effect of dilutive securities - employee
   stock options................................     4,124      2,223      4,174      1,904
                                                  ---------  ---------  ---------  ---------
Weighted average shares - diluted...............    53,357     49,120     53,272     49,554
                                                  =========  =========  =========  =========

Net earnings per common share - basic........... $    0.43  $    0.22  $    1.27  $    0.53
                                                  =========  =========  =========  =========

Net earnings per common share - diluted......... $    0.40  $    0.21  $    1.17  $    0.51
                                                  =========  =========  =========  =========

6. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                    Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                  --------------------  --------------------
                                                     2000       2001       2000       2001
                                                  ---------  ---------  ---------  ---------
Net income...................................... $  21,308  $  10,507  $  62,152  $  25,453
Other comprehensive income (loss):
  Change in accumulated translation adjustments.        --       (191)        --        100
                                                  ---------  ---------  ---------  ---------
Total........................................... $  21,308  $  10,316  $  62,152  $  25,553
                                                  =========  =========  =========  =========

7. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

SEGMENTS. We are engaged in the design, manufacture, marketing and sales of telecommunications equipment including headsets, telephone headset systems, and other specialty telecommunications products. We consider ourselves to operate in one business segment. We have organized our operations to focus on three principal markets: call center and office products, mobile and computer products, and other specialty products. The following table presents net revenue by market (in thousands):

                                                    Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                  --------------------  --------------------
                                                     2000       2001       2000       2001
                                                  ---------  ---------  ---------  ---------
Net revenues from unaffiliated customers:
   Call center and office....................... $  83,542  $  56,009  $ 250,818  $ 180,009
   Mobile and computer..........................    19,381     23,058     48,258     52,576
   Other specialty products.....................     3,795      3,144     11,934      7,255
                                                  ---------  ---------  ---------  ---------
                                                 $ 106,718  $  82,211  $ 311,010  $ 239,840
                                                  =========  =========  =========  =========

MAJOR CUSTOMERS. No one customer accounted for 10% or more of total revenue from consolidated sales for the quarters ended December 31, 2000 and 2001.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long lived assets by geographic area (in thousands):

                                      Three Months Ended         Nine Months Ended
                                         December 31,              December 31,
                                    ------------------------  -----------------------
                                       2000         2001         2000        2001
                                    -----------  -----------  ----------  -----------
Net revenues from unaffiliated
customers:
   United States.................. $    75,801  $    58,413  $  214,768  $   165,765
   International..................      30,917       23,798      96,242       74,075
                                    -----------  -----------  ----------  -----------
                                   $   106,718  $    82,211  $  311,010  $   239,840
                                    ===========  ===========  ==========  ===========

                                       March 31,  December 31,
                                        2001         2001
                                    -----------  -----------
Long lived assets:
   United States.................. $    19,980  $    22,336
   International..................      12,703       12,478
                                    -----------  -----------
                                   $    32,683  $    34,814
                                    ===========  ===========

8. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method, and changes the criteria to recognize intangible assets apart from goodwill. The adoption of SFAS 141 did not have a significant impact on our financial position and results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. The adoption of SFAS 142 in the first quarter of the year ending March 30, 2002 did not have a material effect on our financial position and results of operations.

In April 2001, the FASB's Emerging Issues Task Force released Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"), which will apply to us beginning in our fourth fiscal quarter. EITF 00-25 requires that consideration paid by a vendor to a reseller should be classified on the vendor's income statement as a reduction of revenue unless a separate identifiable benefit is received by the vendor, the fair value of the benefit can be reasonably estimated and the consideration does not exceed such value. We typically give various promotional consideration to our retailers and distributors, which we currently classify as sales and marketing expense. Because we are unable to clearly separate the benefits received from most of the promotional consideration we pay to our distributors and retailers, the majority of such consideration will be reclassified as a reduction of revenue, and financial statements for prior periods presented for comparative purposes will be reclassified to comply with the new requirements.  For our fourth fiscal quarter we estimate that the effect on revenues will be approximately $2.4 million offset by an equivalent reduction in selling, general and administrative expense. On a year-to-date basis through the end of our third fiscal quarter of 2002, we estimate the effects on revenue to be a reduction of $7.3 million offset by the same reduction in selling, general and administrative expense. There is no impact on operating margin, net income or EPS for this accounting change.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a significant impact on its financial statements.

9. GOODWILL AND INTANGIBLES

During the first quarter of fiscal year 2002, we early-adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, we discontinued goodwill amortization and tested goodwill for impairment as of April 1, 2001. No impairment loss appeared necessary. We will continue to test goodwill for impairment at least annually. Other intangible assets continue to be amortized over their expected useful life of three to five years.

The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands):

                                      Three Months Ended         Nine Months Ended
                                         December 31,              December 31,
                                    ------------------------  -----------------------
                                       2000         2001         2000        2001
                                    -----------  -----------  ----------  -----------
Reported net income............... $    21,308  $    10,507  $   62,152  $    25,453
 Add back : goodwill amortization.         174           --         521           --
                                    -----------  -----------  ----------  -----------
 Adjusted net income.............. $    21,482  $    10,507  $   62,673  $    25,453
                                    ===========  ===========  ==========  ===========
Basic earnings per share:
 As reported...................... $      0.43  $      0.22  $     1.27  $      0.53
 As adjusted...................... $      0.44  $      0.22  $     1.28  $      0.53

Diluted earnings per share:
 As reported...................... $      0.40  $      0.21  $     1.17  $      0.51
 As adjusted...................... $      0.40  $      0.21  $     1.18  $      0.51

10. SUBSEQUENT EVENTS

Subsequent to the end of the quarter we acquired Ameriphone, a leading supplier of amplified telephones and other solutions to address the needs of individuals with hearing impairment and other special needs. The sum of net assets, including goodwill and intangibles, less cash acquired was approximately $10.5 million, and was fully paid in cash. We have not yet finalized the allocation of purchase price.

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

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales.

                                                    Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                  --------------------  --------------------
                                                     2000       2001       2000       2001
                                                  ---------  ---------  ---------  ---------
Net sales ......................................     100.0%    100.0%    100.0%    100.0%
Cost of sales ..................................      44.3       51.8       43.8       51.4
                                                  ---------  ---------  ---------  ---------
    Gross profit ...............................      55.7       48.2       56.2       48.6
                                                  ---------  ---------  ---------  ---------
Operating expenses:
    Research, development and engineering ......       6.7        8.4        6.3        9.5
    Selling, general and administrative ........      21.2       26.8       21.5       26.5
                                                  ---------  ---------  ---------  ---------
           Total operating expenses ............      27.9       35.2       27.8       36.0
                                                  ---------  ---------  ---------  ---------
Operating income ...............................      27.8       13.0       28.4       12.6
Interest and other income, net .................       0.7        0.4        0.1        0.6
                                                  ---------  ---------  ---------  ---------
Income before income taxes .....................      28.5       13.4       28.5       13.2
Income tax expense .............................       8.5        0.6        8.5        2.6
                                                  ---------  ---------  ---------  ---------
Net income .....................................      20.0%     12.8%     20.0%     10.6%
                                                  =========  =========  =========  =========

Net Sales. Net sales for the quarter ended December 31, 2001, decreased by 23% to $82.2 million, compared to $106.7 million for the quarter ended December 31, 2000. Net sales for the nine months ended December 31, 2001 were $239.8 million compared to $311.0 million for the nine months ended December 31, 2000, a decrease of 23%. Compared to the prior year, quarterly revenues declined in all major geographies and channels, with the exception of our OEM and Mobile businesses. The growth in our Mobile business was the result of a strong seasonal effect, media publicity associated with carrier safety campaigns, and strong orders from carriers. We believe, however, that the level of orders from our carriers was higher than the level of underlying demand, and that our fourth quarter mobile revenues will therefore be down sequentially. The overall decrease in quarterly revenues versus a year ago was driven by the continuing recession in the U.S. and the general economic slowdown in other countries in which we do business.

Our business continues to be impacted by a slowdown in global telecom and IT spending. We are also concerned that the recession that began in March of 2001 will continue or last longer than originally anticipated and may continue to adversely affect product demand. The December 2001, sales level reported by our distributors declined more steeply than is typical and now represents the lowest single month in the last several years. In addition to the lagging economy, we anticipate that our fourth quarter revenues will be affected by a number of factors, including the effect of an accounting change mandated by the Emerging Issues Task Force of the Financial Accounting Standards Board, "EITF 00-25" (Note 8), the acquisition of Ameriphone (Note 10), and the timing of certain orders that may have benefited us in our third quarter. We currently believe that our revenues and earnings in the fourth fiscal quarter of 2002 are likely to be lower than the third fiscal quarter.

Gross Profit. Gross profit for the quarter ended December 31, 2001, decreased 33% to $39.6 million (48.2% of net sales), compared to $59.4 million (55.7% of net sales) for the quarter ended December 31, 2000. Gross profit for the first three quarters of fiscal 2002 was $116.5 million, a decrease of 33% over the comparable period of fiscal 2001. The decline in gross margin percent from the prior year was due to a combination of factors. The largest factor was our product mix as we sold more of products that have lower gross margins than the corporate average, particularly our mobile products. Fixed overhead spending as a percent of revenue increased, driven by lower sales compared to the prior year's quarter. As a percent of total revenues, our retail channel has grown, especially revenues for mobile products. Warranty costs are higher in this sales channel due to the typically higher returns from consumers in particular. We anticipate that gross margins will continue to be affected by these factors in the fourth quarter.

Research, Development and Engineering. Research, development and engineering expenses for the quarter ended December 31, 2001, decreased 3% to $6.9 million (8.4% of net sales), compared to $7.1 million (6.7% of net sales) for the quarter ended December 31, 2000. Expenses for nine months ended December 31, 2001, were $22.8 million compared to $19.5 million for the nine months ended December 31, 2000. We have focused on broadening our product lines and continuing our investment in Bluetooth™ and other wireless technologies.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended December 31, 2001, decreased 3% to $22.1 million (26.8% of net sales), compared to $22.7 million (21.2% of net sales) for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, expenses were $63.4 million, a decrease of $3.4 million over the nine months ended December 31, 2000. The overall dollar decrease in the level of spending between years was due to a number of factors. Marketing spending increased compared to the prior year's quarter for marketing campaigns designed to help increase the sales of cellular headsets given the hands-free legislation which went into effect in New York in December, as well as other marketing campaigns organized around driver safety primarily in the U.S. This increase was offset by a decrease in sales spending, primarily as a result of lower revenues. General and administrative expenses increased as a percentage of net sales from the year ago quarter, mainly driven by the decline in revenues.

Operating Income. Operating income for the quarter ended December 31, 2001, decreased 64% to $10.7 million (13.0% of net sales), compared to $29.6 million (27.8% of net sales) for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, operating income was $30.3 million compared to $88.4 million for the nine months ended December 31, 2000. The decrease was primarily driven by a decrease in revenues and gross margin. Management decided to hold operating expenses at approximately the same levels as they had been to focus on expanding our wireless product portfolio in anticipation of demand for these products when the economy recovers. This led to higher operating expenses as a percent of revenue, which contributed to lower operating margins and profit.

Interest and Other Income, Net. Interest and other income for the quarter ended December 31, 2001, was $0.4 million in income compared to $0.8 million in income for the quarter ended December 31, 2000. The net $0.4 million decrease in income was primarily due to reductions in interest income of $0.3 million and foreign exchange losses due to declining foreign exchange rates. Interest and other income for the nine months ended December 31, 2001, was $1.5 million in income compared to $0.4 million in income for the nine months ended December 31, 2000. The net $1.1 million increase in income was primarily due to a $0.8 million reduction of foreign exchange loss due to implementation of a hedging program in fiscal 2002 and to a $0.4 million expense in the prior year in connection with a secondary offering of stock by one of our stockholders.

Interest expense for fiscal 2002 is expected to be minimal.* In November 1999, we entered into a credit agreement with a major bank. In November 2001, we renewed this agreement at $75 million with a new expiration date of January 15, 2003. We currently have no borrowings under this agreement.

Income Tax Expense. Income tax expense for the quarter ended December 31, 2001, was $0.5 million compared to $9.1 million for the quarter ended December 31, 2000. During our third fiscal quarter of 2002, we successfully completed a routine state tax audit which resulted in a favorable tax adjustment. Excluding this favorable tax adjustment, our overall tax rate decreased from 30% to 28% due to declining profits in higher tax jurisdictions.

FINANCIAL CONDITION:

Operating Activities. During the nine months ended December 31, 2001, we generated $63.6 million of cash from operating activities, due primarily to $25.5 million in net income, decreases of $14.6 and $10.2 million in accounts receivable and inventory, respectively, increases of $2.8 and $3.3 million in accounts payable and accrued liabilities, respectively, and an increase of $2.0 million in income taxes payable. In comparison, we generated $43.3 million in cash from operating activities for the nine months ended December 31, 2000, due primarily to $62.2 million in net income, a tax benefit on stock options exercised of $10.1 million and an increase in income taxes payable of $6.3 million, offset by increases of $19.7 and $16.6 million in accounts receivable and inventory, respectively, and decreases of $2.5 and $2.0 million in accounts payable and accrued liabilities, respectively.

Investing Activities. During the nine months ended December 31, 2001, we purchased marketable securities of $14.5 million and received proceeds from maturities of marketable securities of $19.1 million. Capital expenditures of $8.4 million in the nine months ended December 31, 2001, were incurred principally in tooling and equipment for new products, furniture and fixtures and leasehold improvements for facilities expansion.

Financing Activities. In the nine months ended December 31, 2001, we repurchased 2,482,621 shares of our common stock for $48.4 million and reissued through employee benefit plans 66,269 shares of our treasury stock for $1.3 million. As of December 31, 2001, 239,000 shares remained under the repurchase plan authorized during the quarter. We received $0.9 million in proceeds from the exercise of stock options during the nine months ended December 31, 2001.

Subsequent to the end of the quarter, we completed the repurchase of all remaining shares under the plan. On January 25, 2002, we announced a new 1,000,000 share stock repurchase program.

Liquidity. As of December 31, 2001, we had working capital of $113.7 million, including $82.7 million of cash and cash equivalents and marketable securities, compared with working capital of $136.8 million, including $73.9 million of cash and cash equivalents and marketable securities, at March 31, 2001. Subsequent to the end of the quarter, we purchased Ameriphone, a leading supplier of amplified telephones and other solutions to address the needs of individuals with hearing impairment and other special needs. The sum of net assets, including goodwill and intangibles, less cash acquired was approximately $10.5 million. The consideration net of cash acquired, was fully paid in cash. We believe this acquisition will not have a material impact on our liquidity.

In November 2001, we renewed our revolving credit facility with a major bank at $75 million, including a letter of credit subfacility. The renewed facility and subfacility both expire on January 15, 2003. As of February 8, 2002, we have no cash borrowings under the revolving credit facility and $0.7 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter of credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash balance and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter of credit subfacility, will be sufficient to fund operations for at least the next twelve months.*

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

Investors or potential investors in our stock should carefully consider the risks described below. The performance of our stock will reflect the performance of our business relative to, among other things, our competition, general economic and market conditions, and industry conditions. You should carefully consider the following factors in connection with any investment in our stock. Our business, financial condition and results of operations could be materially adversely affected if any of the risks occur. Should any or all of the following risks materialize, the trading price of our stock could decline and an investor could lose all or part of his or her investment.

THE CONTINUING GLOBAL ECONOMIC SLOWDOWN COULD RESULT IN A FURTHER REDUCTION IN OVERALL DEMAND FOR OUR PRODUCTS AND POTENTIAL UNCOLLECTABLE CUSTOMER RECEIVABLES, BOTH OF WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR RESULTS.

While our markets have not exhibited highly cyclical behavior historically, our sales are affected by overall economic activity. If these trends are worse or longer than presently anticipated, this could cause us not to meet the levels of sales required to achieve our projected financial results, which could in turn materially adversely affect the market price of our stock. Also, if the overall economy continues to slow further this could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts that they owe to us. Due to the current slowdown in the economy, the credit risks relating to these resellers/customers have increased. We are in the process of implementing programs to assist us in monitoring and mitigating these risks, but there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposures from weakened financial conditions in certain geographic regions and the impact that such conditions may have on the worldwide economy. We have recently experienced some losses due to customers failing to meet their obligations. Although these losses have not been significant, future payment defaults by customers could harm our business and have a material adverse effect on our operating results and financial condition.

A SUBSTANTIAL PORTION OF OUR SALES COME FROM THE CALL CENTER MARKET AND A DECREASE OF DEMAND IN THAT MARKET COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS.

We have historically derived, and continue to derive, a substantial portion of our net sales from the call center market. This market has grown significantly in recent years as new call centers have proliferated and existing call centers have expanded. In the third quarter of fiscal 2002, our sales in the call center market were below the level of sales in that market in comparable prior year periods. We do not believe that our decreasing sales are a result of market share gains by our competitors but, instead, believe that the sales slowdown is due to reduction in the level of overall market demand. While we believe that the call center market will grow in future periods, this growth could slow or revenues from this market could continue to decline in response to various factors. For example, consumer resistance to telemarketing could materially adversely affect growth in the call center market. A continued deterioration in general economic conditions could result in a reduction in the establishment of new call centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact negatively affecting our business. Because of our reliance on the call center market, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

WE ARE COUNTING ON THE OFFICE, MOBILE, COMPUTER AND RESIDENTIAL MARKETS TO DEVELOP, AND WE COULD BE MATERIALLY ADVERSELY AFFECTED IF THEY DO NOT DEVELOP AS WE EXPECT.

While the call center market is still a substantial portion of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer and residential markets. These communications headset markets are relatively new and undeveloped. Moreover, we do not have extensive experience in selling headset products to customers in these markets. If the demand for headsets in these markets fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for our products and on our business, financial condition and results of operations. These headset markets are also subject to general economic conditions and if there is a continued slowing of national or international economic growth and the recession continues longer than we anticipated, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A NUMBER OF CAUSES OUTSIDE OUR CONTROL.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

  general economic conditions, compounded by the events on and following September 11th and the war in Afghanistan;
  changes in demand for our products;
  insolvency of purchasers of our products or failure of purchasers of our products to pay amounts due to us;
  timing and size of orders from customers;
  price erosion;
  cancellations, inability to ramp production or delays in deliveries of components and subassemblies by our suppliers;
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
  increases in the costs of our raw materials, components and subassemblies;
  changes in the mix of products sold by us; and
  seasonal fluctuations in demand and linearity of sales within the quarter (historically our fourth fiscal quarter has been back-end loaded, impairing our visibility to accurately forecast revenues based on run rates).

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

IF WE DO NOT MATCH PRODUCTION TO DEMAND WE WILL BE AT RISK OF LOSING BUSINESS OR OUR GROSS MARGINS COULD BE MATERIALLY ADVERSELY AFFECTED.

Historically, we have generally been able to increase production to meet increasing demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast. We have experienced sharp fluctuations in demand, especially for headsets for wireless and cellular phones. In addition, current global events, such as the war in Afghanistan, the terrorist scare in the U.S., and the anthrax concerns may cause the economy to be more volatile, making it more difficult to match supply and demand in the marketplace. Significant unanticipated fluctuations in demand could cause the following operating problems, among others:

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

  Significant reduction in production levels to address decreases in demand may leave us unprepared to meet a rapid increase in demand for our products.

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

Our growth and ability to meet customer demands depend in part on our capability to obtain timely deliveries of raw materials, components, subassemblies and products from our suppliers. We buy raw materials, components and subassemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, subassemblies and finished products entails various risks, including the following:

  We obtain certain raw materials, subassemblies, components and products from single suppliers, and alternate sources for these items are not readily available. To date, we have experienced only minor interruptions in the supply of these raw materials, subassemblies, components and products, none of which has significantly affected our results of operations. Current adverse economic conditions could lead to a higher risk of failure of our suppliers to remain in business or to be able to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the parts we need. An interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations.

  Prices of raw materials, components and subassemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

  Due to the lead times required to obtain certain raw materials, subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, subassemblies, components and products. Relative to sales, inventory levels remained high through the first quarter of fiscal 2002, but have been on the decline since that time. Failure in the future to match the timing of purchases of raw materials, subassemblies, components and products to demand would materially adversely affect our business, financial condition and results of operations.

  Most of our suppliers are not obligated to continue to provide us with raw materials, components and subassemblies. Rather, we buy most raw materials, components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those raw materials, components and subassemblies. This would materially adversely affect our business, financial condition and results of operations.

  Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permits us to work with only a single source supplier of silicon chip-sets. We, or our chosen supplier of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet time to market schedules and could materially adversely affect our business, operating results and financial condition.

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

WE HAVE STRONG COMPETITORS AND WILL LIKELY FACE ADDITIONAL COMPETITION IN THE FUTURE.

The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. GN Great Nordic reported revenues of 1.68 billion Danish Krone (approximately U.S. $200 million) in the quarter ending September 30, 2001, while GN Netcom's revenues for the same period were 471 million Danish Krone (approximately U.S. $56 million). GN Netcom has made several acquisitions over the years. We believe the acquisitions of Hello Direct and Jabra have provided GN Netcom with a broader mobile product line and greater marketing presence than they had prior to these acquisitions.

We currently operate principally in a multilevel distribution model - we sell most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom's acquisitions indicate it may be moving towards a direct sales model. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices which could materially adversely affect our business and results of operations. In the face of current economic downturn, we are seeing lower prices from our competitors, particularly GN Netcom.

Logitech International S.A., a manufacturer and seller of computer accessory products, acquired Labtec Inc., a Vancouver, Washington-based provider of, among other products, headsets for use with computers, in March 2001. Following this acquisition, Labtec gained greater resources with which to compete with us than it had prior to its being acquired by Logitech.

We anticipate that we will face additional competition from companies that currently do not offer communications headsets. This is particularly true in the office, mobile computer and residential markets. In fact, on September 11, 2001, Sony Corporation and Telefonaktiebolaget LM Ericsson announced that their respective boards approved the merger of their mobile business worldwide including telephone accessories such as telephone headsets and adapters. Recently, this Joint Venture announced the launch of its first product, a Bluetooth™ communications device which shipped in November 2001. We anticipate other competition from consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These new competitors are likely to be larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

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

We believe that the market for lightweight communication headsets is showing some signs of commoditization. In particular, we believe that our competitors, especially GN Netcom, are increasingly choosing to compete on price. While this has long been true of competitors from the Far East, we think the trend is accelerating and that customers are also more receptive to lower cost products, even when the quality, service or total value of the offer may be notably lower as well.

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

Due to the historically slow evolution of our products, we have generally been able to phase out obsolete products without significant impact to our operating margins. However, as we develop new generations of products more quickly, we expect that the pace of product obsolescence will increase concurrently. The disposition of inventories of obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.

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

WE HAVE SIGNIFICANT FOREIGN OPERATIONS AND THERE ARE INHERENT RISKS IN OPERATING ABROAD.

In the first nine months of fiscal 2002, approximately 30.9% of our net sales were derived from customers outside the United States. Approximately 31.2% of our net sales in fiscal 2001 were derived from customers outside the United States, compared with approximately 33.5% of our net sales in fiscal 2000. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

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

OUR FOREIGN OPERATIONS PUT US AT RISK OF LOSS IF THERE ARE MATERIAL CHANGES IN CURRENCY VALUES AS COMPARED TO THE U.S. DOLLAR.

A significant portion of our business is conducted in currencies other than the U.S. dollar. Substantially all of our sales throughout Europe are transacted in local currencies. We are therefore exposed to risks associated with fluctuations in exchange rates that can affect our revenue and gross margins and can also generate currency transaction gains and losses. In our prior fiscal year, the value of major European currencies dropped against the U.S. dollar, which adversely impacted our revenue and gross margin and also resulted in currency transaction losses. To date, we have partially but not fully reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we expect to reduce our current prices further, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a material adverse effect on our business, financial condition and results of operations.

In our current fiscal year we have introduced programs designed to reduce our foreign currency net asset exposure and have successfully reduced transaction gains and losses that are accounted for in other income/expense. However, there can be no assurance that our hedging policy will be effective in continuing to reduce transaction gains and losses. Moreover, our economic exposure to foreign currency fluctuations has not changed and revenues and margins can be adversely impacted by such fluctuations. There can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations.

THE TERRORIST ATTACKS ON NEW YORK CITY ON SEPTEMBER 11, 2001 MARKED A TURNING POINT IN CURRENT U.S. POLITICAL, MILITARY AND SECURITY STRATEGIES WHICH WE BELIEVE HAS AND MAY CONTINUE TO ADVERSELY IMPACT OUR BUSINESS, BOTH DIRECTLY AND INDIRECTLY.

The events of September 11th and the U.S. military efforts in Afghanistan have contributed to a further slowing in the economy with additional layoffs in other industries resulting in a negative effect on our business. We believe that one direct impact of the attacks is the reduction of call center agents in the travel and leisure industries. We are indirectly affected by the continuing concern on future terrorist attacks on U.S. soil, as well as concerns of the anthrax infection on the American and international public. We are unable to estimate the impact these events and their consequences have on our business, however, given the magnitude of these unprecedented events and the possible subsequent effects, we expect that there has been and may continue to be an adverse impact to our financial condition, our operations and our prospects as these events adversely affect the global economy in general.

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

Our operations are also vulnerable to interruption by fire, earthquake, telecommunications failure and other events beyond our control. Our corporate headquarters are located near major earthquake faults. We do not carry business interruption insurance or carry financial reserves against business interruptions arising from electrical blackouts, although we do carry it for other causes. Any such interruption could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

WE HAVE INTELLECTUAL PROPERTY RIGHTS THAT COULD BE INFRINGED BY OTHERS AND WE ARE POTENTIALLY AT RISK OF INFRINGEMENT OF THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our success will depend in part on our ability to protect our proprietary technology. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. We currently hold thirty-three United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

WE HAVE ACQUIRED A COMPANY AND EXPECT TO MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE MATERIAL RISKS

On January 2, 2002, we acquired Ameriphone, Inc., a California corporation, in a cash transaction. We may in the future, in order to address the need to develop new products and technologies, and enter new markets, acquire other companies. There are inherent risks in the acquisition of another company that could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with acquisitions include:

  cultural differences in the conduct of business;
  difficulties in integration of the operations, technologies, and products of the acquired company;
  the risk of diverting management's attention from normal daily operations of the business;
  potential difficulties in completing projects associated with purchased in- process research and development;
  risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
  the abilities of representatives, distributors, OEM customers and other resellers which are retained by the acquired company or customers of the acquired company;
  differences in the business information systems of the companies;
  difficulties in integrating the operations, technologies, transactions and business information systems of the company; and
  the potential loss of key employees of the acquired company.

Mergers and acquisitions, particularly those of high-technology companies, are inherently risky, and no assurance can be given that the Ameriphone or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must also manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

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

CITICORP VENTURE CAPITAL HAS SIGNIFICANT CONTROL OVER OUR BUSINESS.

Our largest stockholder, Citicorp Venture Capital, Ltd. ("CVC"), beneficially owns 5,454,257 shares of our Common Stock (excluding any shares that may be owned by employees of CVC or its affiliates), which represents approximately 11.6% of our outstanding Common Stock as of December 31, 2001. We also have an agreement with CVC under which it is entitled to have up to three of its designees serve on our Board of Directors, depending on the level of CVC's continuing stock ownership. Based on its current ownership of our outstanding Common Stock, CVC is entitled to designate two nominees. Messrs. M. Saleem Muqaddam and John M. O'Mara are currently serving as CVC's designees pursuant to that agreement.

WE HAVE SEVERAL SIGNIFICANT STOCKHOLDERS AND, GIVEN THE LOW TRADING VOLUME OF OUR STOCK, IF THEY SELL THEIR SHARES IN A SHORT PERIOD OF TIME, WE COULD SEE AN ADVERSE EFFECT ON THE MARKET PRICES OF OUR STOCK.

As of February 8, 2002, we had 46,374,134 shares of Common Stock outstanding and in the public market. All of these shares are freely tradable except for approximately 9,080,064 shares held by affiliates of Plantronics (including CVC and the directors and officers of Plantronics). These approximately 9,080,064 shares may be sold in reliance on Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

Some of our current stockholders, including CVC and certain of our directors, also have certain contractual rights to require us to register their shares for public sale. Approximately 9,694,924 additional shares are subject to outstanding stock options as of February 8, 2002. As of February 8, 2002, Ms. Louise Cecil, the widow of our former CEO and Chairman, Robert S. Cecil, held options on approximately 433,000 shares of our Common Stock, transferred to her by Mr. Cecil during his life. She has registered those shares for resale and can sell any or all of those shares at any time.

Our stock is not heavily traded. The average daily trading volume of our stock in the third quarter of fiscal 2002 was approximately 277,255 shares per day with a median volume in that period of 222,800 shares per day. Sales of a substantial number of shares of our Common Stock in the public market by CVC or any of our officers, directors or other stockholders could adversely affect the prevailing market price of our Common Stock and impair our ability to raise capital through the sale of equity securities.

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

INTEREST RATE RISK

At December 31, 2001, we had cash and cash equivalents totaling $74.1 million, compared to $60.5 million at March 31, 2001. At December 31, 2001, we had marketable securities totaling $8.6 million compared to $13.4 million at March 31, 2001. Cash equivalents have an original maturity of ninety days or less; marketable securities have an original maturity of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as the majority of our combined cash and marketable securities balances were invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our investments at December 31, 2001, was less than two months. The interest rates locked in on those investments ranged from 2.1% to 4.8%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

In November 2001, we renewed our revolving credit facility, including a letter of credit subfacility, with a major bank at $75 million. The renewed facility and subfacility both expire on January 15, 2003. As of February 8, 2002, we have no cash borrowings under the current revolving credit facility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the first nine months of fiscal 2002, approximately 30.9% of our net sales were derived from customers outside the United States, with approximately 19% of total revenues denominated in foreign currencies, predominately the Great British Pound and the Euro. Beginning in the first quarter of fiscal 2002, we entered into foreign currency forward exchange contracts to hedge the foreign exchange exposure of certain forecasted receivables, payables and cash balances denominated in Great British Pounds and Euros. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, as other income (expenses), offsetting gains and losses on the related assets and liabilities. The success of the hedging program depends on forecasts of transaction activity in the various currencies. We have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

At December 31, 2001, we had $1.8 million of forward-exchange contracts outstanding, denominated in Euros, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances.

PART II. -- OTHER INFORMATION

ITEM 1. NONE.

ITEM 2. NONE.

ITEM 3. NONE.

ITEM 4. NONE.

ITEM 5. NONE.

ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Amended and Restated By-Laws
10.15	Second Amendment dated November 1, 2001 to Credit Agreement dated as of November 29, 1999 between Registrant and Wells Fargo Bank N.A., as amended by the First Amendment to the Credit Agreement dated as of November 27, 2000.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended December 31, 2001.

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

Date: February 12, 2002

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated By-Laws
10.15	Second Amendment dated November 1, 2001 to Credit Agreement dated as of November 29, 1999 between Registrant and Wells Fargo Bank N.A., as amended by the First Amendment to the Credit Agreement dated as of November 27, 2000.