Form 10-K
period 2002-03-31
PLANTRONICS INC /CA/
filed 2002-06-21
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number: 1-12696

Plantronics, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0207692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

345 Encinal Street
Santa Cruz, California    95060
(Address of Principal Executive Offices including Zip Code)

(831) 426-5858
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of $22.67 for shares of the Registrant's Common Stock on May 31, 2002 as reported by the New York Stock Exchange, was approximately $722,837,779. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.

      Number of shares of Common Stock outstanding as of May 31, 2002: 45,925,008.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on July 17, 2002 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Plantronics, Inc.

FORM 10-K
For The Year Ended March 30, 2002
TABLE OF CONTENTS

Plantronics, the logo design, Plantronics and the logo design combined, Clarity, Encore, FreeHand, Mirage, Practica, SoundGuard, StarSet, Supra and TriStar are registered United States trademarks of Plantronics, Inc., .Audio, ClearVox, DuoPro, Quick Disconnect, SoundGuard Plus, the clear color and the gently curved shape of the Plantronics voice tube, and Walker are trademarks of Plantronics, Inc. Certain of the foregoing trademarks are registered trademarks in certain foreign countries. Alertmaster, Ameriphone, and JV-35 are registered trademarks of Ameriphone, Inc. The BLUETOOTH trademarks are owned by Bluetooth SIG, Inc., USA. This report also includes trademarks of companies other than Plantronics.

PART I

This Annual Report on Form 10-K is filed with respect to our fiscal year 2002. Each of our fiscal years ends on the Saturday closest to the last day of March. Our fiscal 2002 ended on March 30, 2002. For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

CERTAIN FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and include, but are not necessarily limited to, all of the statements marked below with an asterisk ("*"). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. For a discussion of such factors, this Annual Report on Form 10-K should be read in conjunction with our 2002 Annual Report to Stockholders and the "Risk Factors Affecting Future Operating Results," commencing on page 24 of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

OVERVIEW

Plantronics, Inc. ("Plantronics,""we," "our," or "us") has been helping people communicate easily and effectively for over 40 years. Our headsets make talking on the telephone a liberating and engaging experience, free from handsets and cords. From our earliest headsets, used during the first moon landing, to our new cordless headsets for office telephones and mobile applications, our focus has not changed. Our mission is to enhance personal communications.

We are a worldwide leading designer, manufacturer and marketer of lightweight communications headsets, telephone headset systems, accessories and related services. In addition, we manufacture and market specialty telephone products, such as telephones for the hearing-impaired and other related products for people with special communications needs.

Plantronics headsets are communications tools, providing freedom from keyboards, freedom to move around and freedom to use your hands while staying "connected." People appreciate the superior sound quality, all-day comfort and reliability that differentiate our headsets from the competition. We apply a variety of technologies to develop superior products that meet the needs of our customers. Plantronics headsets are widely used in call centers, offices and homes, and for mobile and computer applications. Plantronics' commitment to excellence is demonstrated by the audio quality of our digitally-enhanced PC headsets, the reliability of our mobile headsets and the superior comfort of our office and call center solutions. Plantronics' broad compatibility with an extensive range of telephony systems has made us the headset of choice in call centers worldwide.

We are a global company, and sell our broad range of communications products into more than seventy countries through a worldwide network of distributors, original equipment manufacturers (OEMs), retailers and telephony service providers. We have well-developed distribution channels in North America and Europe, where the growth of phone-based customer support, telemarketing activities and deregulation of the telephone companies have led to more widespread use of telephone headsets. Our headsets continue to be widely used in call centers in the Middle East, Africa, Australia, Asia and Latin America, with particular year over year growth in India, as many European companies are setting up call centers in that region.

Plantronics also sells headsets to business, home and office users. These end user groups have been identified as having long-term growth potential. Users in these markets consist of business executives, mobile professionals, agents, brokers, lawyers, accountants, and others whose occupations and/or lifestyle may require extensive use of a telephone or a high degree of multi-tasking while on the telephone.

The use of headsets for mobile and cordless applications has proved to be a growth area for Plantronics during this past fiscal year. These hands-free solutions enable our customers, including mobile professionals in particular, to stay "connected," providing clear calls and lightweight convenience while on the road or in the office. When using our headsets, our customers can experience increased mobility, have both hands free to drive, and when used with voice recognition equipment, freedom from dial pads and keyboards.

Our headsets are purchased by a broad and diverse group of business customers worldwide, including telephone-operating companies, operators of private telephone networks, and governmental agencies. We distribute our products through specialized distributors, large electronics wholesalers, original equipment manufacturers, and retail channels, such as office supply stores, consumer electronics stores, mail order catalogs, warehouse clubs, and office supplies distributors. We sell certain products directly to governmental agencies and also distribute products to the government market through distributors, OEMs and other sales channels. Plantronics products may also be purchased from our website, www.plantronics.com.

INDUSTRY BACKGROUND

GENERAL BACKGROUND

Over the past few years, we broadened our product offerings to target the office, and the emerging mobile and computer markets. The proliferation of desktop computing makes communications headsets a product of choice in many occupations, because they permit the user to be more efficient in an ergonomically comfortable environment. Growing awareness of driver safety and resulting hands-free legislation increased headset adoption for mobile phone users.

Headsets enhance the communications experience through:

MULTI-TASKING BENEFITS that allow people to use a computer, take notes and organize files while talking hands-free;

IMPROVED MOBILITY, for example, being able to talk more easily on a cellular or cordless phone while on the go;

CONTRIBUTING to greater driving safety by enabling a person to have both hands free to drive while talking on a mobile phone;

BETTER SOUND QUALITY for telephone users by reducing background noise;

ERGONOMIC RELIEF from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck;

ENABLING EMERGING PC APPLICATIONS, including speech recognition, Internet telephony, gaming, and premium audio quality; and

PROVIDING GREATER PRIVACY than speakerphones.

MARKETS

CALL CENTER AND OFFICE

Plantronics is a leader in the call center and office markets with a broad range of communications headsets including high-quality, ergonomically designed headsets, amplifiers and telephone systems. Plantronics' full line of professional and call center headsets have excellent sound quality, durability and all-day comfort.

Call center agents comprise the largest group of headset users. The call center market represents our most mature market in which we have achieved significant penetration. While the market declined in fiscal 2002, we believe this was a cyclical downturn related to the U.S. recession and the global economic slowdown. Thus, we believe that the long-term secular outlook for modest growth of call center agents expected by most industry analysts remains intact.* The number of call center agents are expected to gradually increase as companies endeavor to compete in the marketplace by (i) focusing on customer service to provide a competitive advantage, (ii) reducing costs through the use of real-time centralized information exchange and customer interaction, and (iii) making greater use of cost-effective direct distribution models. As the benefits of call centers have become more widely recognized and the system cost per agent has declined, the establishment of call centers has spread and continues to spread to smaller organizations and international firms.*

Although our revenues declined in the last twelve months, we believe that the decline is a result of the U.S. recession and global economic slowdown. Nevertheless, the office market, both corporate and small office/home office ("SOHO"), has become increasingly important, and the simultaneous use of telephones and computers by office workers and a growing awareness of the benefits of headsets are factors we believe bode well for the development of this market. Professionals who spend significant time on the telephone have been early adopters of headset products. These professionals include securities brokers, insurance agents, sales executives, credit controllers and purchasing agents. We believe that the level of headset use in the office is low, and that the number of office professionals worldwide who are on the phone two hours or more per day is approximately 200 million, providing a long-term opportunity to increase headset sales to office workers.* Plantronics' cordless headset solutions, when used in an office environment, allow users to enjoy excellent sound quality, comfort, hands-free convenience, and freedom to move around the work place.

Our latest offering for both call center and office applications includes the DuoProTM headset family featuring leading edge microphone and speaker quality, and the new DA50 USB-to-headset adapter, which brings Plantronics quality to Voice-over Internet Protocol (VoIP) solutions.

MOBILE AND COMPUTER

Mobile use of headsets, particularly with cellular phones, is growing worldwide. The Plantronics mobile headset line is designed for the freedom and mobility of hands-free communications with the superior sound quality, stability and comfort that set Plantronics' headsets apart. Along with the convenience and ease of phone operation, using a hands-free device while in a motor vehicle is thought to be safer than holding a mobile telephone handset. In fiscal 2002, hands-free legislation was passed in the state of New York and other jurisdictions, requiring drivers to use hands- free devices when they are talking on a mobile phone while operating a motor vehicle. While some municipalities have passed similar laws, no other state in the U.S. has done so. Internationally, a number of countries prohibit using a mobile phone while driving without a headset or hands-free solution; laws similar to those passed in New York. Plantronics' mobile, or M-series, headsets come in a variety of styles, colors and types. Our headsets are designed to strict quality standards, including features that provide the very best user experience. These features include noise-canceling microphones that effectively reduce background noise, flexible earloops for customizable fit, and advanced materials for lightweight comfort. Some of our newest products include the M1000 wireless headset that delivers wireless, hands-free communications with other Bluetooth™ products, such as mobile phones and PDAs. This product delivers the superior sound quality that our customers and the market have come to expect from Plantronics.

Many of our models have inline call answer/end buttons so users do not have to handle or look at their phone, and our noise canceling models facilitate voice enabled features.

Our PC headset product revenues declined year over year and we believe that the PC headset market did not experience growth in fiscal 2002. Long-term, we believe that a number of fundamental factors will increase our customers' need for PC headsets, including Internet multimedia applications such as streaming audio and video, Internet telephony, on-line chat, and video conferencing. Other factors that are presently expected to contribute to growth of this market include new digital media, (CD, MP3, and DVD), broadband growth, speech recognition, new advanced games, and the addition of speech and voice capabilities to both Windows and Office XP. We believe these factors are important over the longer term, but may not contribute to market growth in fiscal 2003. However, in fiscal 2002, we substantially broadened our product line and thus believe we are well positioned to grow in fiscal 2003.*

WALKER AND OTHER SPECIALTY PRODUCTS

With the recent acquisition of Ameriphone in January 2002, we have expanded our product line for our hearing-impaired customers with mild to severe hearing loss and other special communications needs. Many states are supplying these products to their residents, either free of charge or for a nominal fee. As the mean age of the population increases, demand for these types of products is expected to grow. Our premier product, the Clarity® telephone, features volume control circuitry, oversized buttons, a ringer volume control and a light that flashes when the telephone rings. Our specialty products operation provides headsets and other equipment for special applications that are not served by our standard headset product lines.

INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

We are engaged in the design, manufacture, marketing and sales of telecommunications equipment including headsets, telephone headset systems and other specialty telecommunications products. We operate in one business segment. Our operations are organized to focus on three principal markets: call center and office products, mobile and computer products, and other specialty products including products for customers with special communications needs. Because we operate in one segment, all financial segment information required by the Financial Accounting Standards Boards Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information) can be found in the consolidated financial statements and related notes herein commencing on page 36.

In fiscal 2000 and 2001, approximately 34.0% and 31.9% of our net sales were derived from sales to foreign customers, respectively. In fiscal 2002, non-U.S. sales accounted for approximately 31.3% of total net sales. Sales to foreign customers are generally subject to such additional risks as fluctuations in exchange rates, increased tariffs and the imposition of other trade barriers. In fiscal 2002, we engaged in hedging activities to protect our transaction exposure and mitigate exchange rate risks. We hedged our positions in both the Euro and the British Pound Sterling, which constitute the majority of our currency exposure. To the extent that we increase sales to foreign customers, or increase our transactions in foreign currencies, or that we are unsuccessful in our hedging strategies, our results of operations could be materially adversely affected by exchange rate fluctuations.

PRODUCTS

SUMMARY

Our product line consists of lightweight communications headsets, telephone headset systems, headset accessories and services, and specialty telephones and other products for customers with special communications needs. Our headset products incorporate unique features that we believe offer compelling performance advantages:

COMFORT. We believe our focus on ergonomics is critical to our success. We maintain what we believe is the industry's most extensive database for the design of comfortable headsets. Our database includes measurements from over 800 physical molds taken of different ear types. The measurements are digitized and stored in a CAD/CAM database along with critical head contour measurements. In addition, we study weight drag to determine optimum weight distribution on the ear.

SOUND QUALITY. In designing our products, we have conducted headset sound quality (e.g. preference and intelligibility) research on substantially all telephone systems in both listening and speaking modes. We believe we have achieved the industry's best signal-to-noise ratios, the most powerful noise-canceling performance (to block out background sounds in unusually loud environments), and a voice tube design that does not require the microphone boom to be positioned precisely for proper functioning. The voice tube is ideal for most office and call center environments, with the additional benefits of an attractive appearance, easy hygienic replacement, and lighter weight. The clear color and gently curved shape of the Plantronics' voice tube are registered trademarks of Plantronics.

DURABILITY. We have forty years of experience understanding headset durability and have successfully incorporated this knowledge into our product designs that we believe generally last longer than the best comparable competitive products.

In addition to a complete line of industry-leading headsets, headset systems, headset telephones and amplifiers, we also provide headset accessories which include replacement Plantronics' voice tubes, ear cushions, eartips and wind noise suppressors. These replacement parts allow end users to revitalize their headset to maintain maximum performance and comfort. We also sell a full line of accessory products, including handset lifters and in-use indicators, which allow our customers increased mobility and ease of use. In addition, we provide ongoing customer service and support to our customer base.

We believe our customer support and service programs offer competitive advantages because our end users and customers have easy access to Plantronics' superior products and services. We consistently receive high customer satisfaction ratings for our products and services.

HEADSETS

TELEPHONY APPLICATIONS: Headsets for use with corded telephones generally consist of two distinct units. The "top" is the portion that the user wears. This portion is generally associated with the term "headset." The headset top contains the speaker and the microphone and a means to have these in the correct location for comfortable use. The headset "base," often referred to as an amplifier or telephone adapter, interfaces with the telephone or other equipment. The headset base is currently required in most standard telephone applications. Increasingly, the headset interface is being built into the corded telephone or call center call distribution system with which the headset is being used, allowing use of the headset top alone.

MOBILE APPLICATIONS: Many mobile telephones (both cellular and portable units) come with a dedicated standard 2.5mm headset port, permitting the headset to be plugged directly into the telephone handset. On those cellular devices that do not have a standard headset port, we have special versions that fit directly into a non-standard headset port. We also sell adapters that plug into non-standard headset ports to allow standard headsets to work with a phone. As the adoption of headsets increases, we expect that more cordless telephones, cellular telephones and other devices will be equipped with headset interfaces.*

COMPUTER APPLICATIONS: Computers and other electronic equipment generally do not require a separate adapter and our headsets are designed to plug directly to the equipment (either to the computer's analog sound card or, in the case of our digital signal processing (DSP) line, into the USB port of the computer).

HEADSET TOP STYLES: There are four basic headset "top" styles:

Over-the-head headsets with ear cushions. The Supra® headset, still our most popular model, is an over-the-head model available with sound reception in one or both ears. The Encore® headset features all of the qualities of the Supra headset, plus user-controllable tone adjustment and greater adjustability to enhance comfort. The newly introduced DuoPro headset comes in a convertible, over-the-head and over-the-ear configuration. Most of our present models of headsets for use with computers, including our new .Audio™ PC headset line as well as the existing DSP line, are over-the-head style. Several of our headsets for use with mobile telephones, the M110, M114, M170 and M175 models, are also over-the-head headsets (with the M170 and M175 models readily converting to the over-the-ear style).

Over-the-ear headsets with a receiver that rests on either ear. The Mirage® telephone headset uses a miniaturized behind-the-ear capsule. Attached to it is a small disc-shaped receiver that rotates to fit against either ear. The receiver rests gently on the ear, not in it. The M120, M124, M130 and M135 mobile headsets are also designed with the receiver resting on the ear with a comfortable earloop that holds the headset in place. The M1000 Bluetooth headset is an over-the-ear headset. As noted above, the mobile headset models M170 and M175, and the DuoSet telephone headset, convert from over-the-head to the over-the-ear style.

Over-the-ear headsets with an eartip. The TriStar® headset, the industry's lightest commercial telephone headset, features maximum user adjustments for excellent stability, comfort and sound quality. Sound is delivered to the ear by an acoustic eartip that attaches to the comfortable earloop of the headset. The StarSet® headset is the distinctive Plantronics headset that uses a small capsule that fits behind and in the outer portion of the ear. The headset is extremely lightweight, requiring no headband, and the eartip's acoustic coupling provides exceptional sound quality.

Headsets that rest in the outer portion of the ear. The FreeHand® headset offers a functional and lightweight design that allows it to be easily and quickly placed on or removed from its position in the outer portion of the ear with one hand. Its adjustable microphone boom may be rotated for optimum transmit performance. Our M140 and M145 models are versions of the FreeHand headset designed for use with mobile telephones. The receiver of the new M205 earbud style headset rests in the outer part of the ear with the microphone incorporated into the cord leading to the mobile telephone.

As set forth above, we offer a broad line of headset styles that can be worn over the head, in the ear or over either ear. Many of our headsets offer either the proprietary Plantronics voice tube (our most popular solution, suitable for the majority of environments) or a noise-canceling microphone (appropriate for users in loud environments). All telephone-based headsets, in conjunction with their associated amplifiers, are designed for use with substantially all of the different telephone systems currently available.

Basic models include features such as user volume control, a mute switch and the Quick Disconnect™ connector, which allows users to leave the phone without removing their headsets or disconnecting their call. We sell a full range of amplifiers designed to work with substantially all telephone systems. We also sell telephone headset systems that plug directly to the phone line and adapters to allow headsets to connect to mobile telephones.

PLANTRONICS SERVICES AND REPAIR

We support our product offerings with a technical assistance center to assist our customers with technical questions. Our worldwide service center operations provide a quick response to warranty support and out-of-warranty service needs.

We provide our customers a variety of ways they can contact us for their support needs, including:

  Toll-free 800 support with multiple-language capabilities
  Web-based FAQ database
  Web-based question submission
  Live online chat
  Instant call-back support

In addition, we offer online user's manuals, installation guides, software updates, warranty information and our Quick Web and Quick Fax services.

OTHER SPECIALTY PRODUCTS

Walker Equipment, one of our business groups, sells specialty telephones for the mild to severe hearing impaired. Walker's premier product line, the Clarity power telephone with accessories, has an extra loud ringer, an extra large lighted keypad, a light that flashes when the telephone rings, volume control circuitry, as well as other features to assist our hearing impaired customers in communicating effectively. With our recent acquisition of Ameriphone in January 2002, we have expanded our hearing impaired products to include an additional line of telephones and other accessories designed for customers with special communications needs. In addition, Walker sells amplified and noise-canceling handsets for high-noise environments, and a full line of replacement and original equipment handsets for specialized applications, such as: elevators, telephone booths and information kiosks.

Plantronics' Special Products group manufactures custom headsets and other equipment for special applications that are not served by our standard headset product lines. From its first products used for early space efforts, Plantronics Special Products offering has grown to include over 800 different headset models. Customers such as NASA, the Federal Government, and 911 Dispatch Centers rely on Plantronics quality headsets for their most unique communications needs which may include custom headset configurations for specific applications.

PRODUCT DEVELOPMENT

Since our introduction of the original lightweight headset in 1962, enhancing communications has been the primary focus of our development efforts. As we have expanded globally, we have increased the scope of these efforts to support international product needs. We maintain an extensive database of head and ear shapes to assist in the development of our products. Our concern for ergonomics and our efforts to design in comfort and safety have resulted in such product innovations as a conformable loop designed to adapt to the ear, the unique off-the-ear design of our new DuoPro headset, and the SoundGuard PlusTM system, which increases intelligibility and provides superior sound quality.

In the past fiscal year we have developed and launched a large number of products serving the call center and office, as well as the mobile and computer markets. Such products include the DuoPro convertible headset and the DECT-based CA-40 cordless headset system, for the call center and office; the M205 earbud style headset for the mobile market; and the .Audio (pronounced dot audio) comprehensive line of eight new analog PC headsets, and a new analog PC microphone offering high performance at a low price point for the computer market. We have also invested substantial time and resources in the development of Bluetooth headsets and systems. For example, we recently announced the M1000 wireless headset which delivers wireless, hands-free communications with other Bluetooth products, such as mobile phones and PDA's. The recently announced M1500 Bluetooth headset system is designed to allow users to enjoy the benefits of a cordless Bluetooth headset with their existing mobile phone. The M1500 Bluetooth headset is expected to be commercially available in 2002.*

We believe that new technologies such as VoIP will be deployed at an ever-increasing rate.* To that end, in the fiscal year, we launched the DA-50 USB-to-headset adapter which allows users to connect Plantronics' professional H-top headsets to their computers for VoIP soft phone applications. We will also continue to invest in product development for other emerging technologies as appropriate to our business.

We have a number of product and core technology development programs currently underway, as we plan to further broaden our product line with the goal of creating products that truly enhance personal communications.* We expect this trend to continue in our next fiscal year.* One benefit of this focus on technology has been the creation of a record number of patent disclosures and filings over the past year.

Most of our research and development is carried out by our in-house engineering staff in the United States and England. We supplement our in-house engineering capabilities through selected outside contracting arrangements. Research, development and engineering expenditures were $21.9 million, $27.0 million, and $30.3 million for fiscal years 2000, 2001, and 2002, respectively. We believe that substantial investment in research and development is imperative to maintain and grow our position in the industry and, therefore, intend to increase our spending for research, development and engineering in fiscal 2003 and subsequent fiscal years.*

Our product development efforts are directed toward both enhancing our existing products and developing new products that capitalize on our core technology and expand our product offerings to new user markets. The success of new product introductions is dependent on a number of factors, including appropriate new product selection, timely completion and introduction of new product designs, cost-effective manufacturing of such products, quality of new products, the acceptance of new technologies such as Bluetooth, and general market acceptance of all new products. To be successful in the future, we must be able to develop new products, qualify these products with our customers, successfully introduce these products to the market on a timely basis, and commence and sustain volume production to meet customer demands. Although we have attempted to determine the specific needs of the telephony, mobile, computer, residential and home office user markets, there can be no assurance that the market niches identified will, in fact, materialize or that our existing and future products designed for these markets will gain substantial market acceptance. Further, assuming the markets develop and our products meet customer needs, there is no assurance that such new products can be manufactured cost effectively and in sufficient volumes to meet the potential demand.

The technology of telephone headsets has traditionally evolved slowly. Historically, our product life cycles are three to five years, prior to introduction of the next generation of products, which usually include stylistic changes and quality improvements, but such trends are based on similar technology. Our newer emerging technology products, particularly in the mobile and computer markets, are exhibiting shorter life cycles more in line with the consumer electronics market, and are consequently more sensitive to market trends and fashion. We believe that future changes in technology will come at a faster pace. Our future success will be dependent in part on our ability to develop products that utilize new technologies and to adapt to changing market trends quickly. In addition, to successfully avoid product obsolescence, we will have to monitor technological changes in telephony, as well as users' demands for new technologies. Failure to keep pace with future technological changes could materially adversely affect our revenues and operating results.

SALES AND DISTRIBUTION

We have a well-established multilevel worldwide distribution network. Our principal customers are distributors, retailers, telephony service providers, and OEM partners.

Specialized headset distributors represent our largest distribution channel. These distributors generally sell on a national basis. Electronics wholesalers represent our second largest channel. They typically offer a wide variety of products from multiple vendors to both resellers and end users. These distribution channels generally maintain inventory of our products, and our revenues may be affected by our distributors' fluctuating inventory levels even when market demand is stable. In fiscal 2002, we continued to successfully reduce our order lead times as well as our inventory levels in the channel.

The retail channel consists of office supply and consumer electronics retailers, consumer products and office supply distributors, and catalog and mail order companies. Retailers primarily sell headsets to corporate customers, small businesses, small offices and home offices.

Call center OEMs and manufacturers of automatic call distributor systems (ACDs) and other telecommunications and computer equipment also utilize Plantronics headsets. Call center equipment OEMs do not typically manufacture their own peripheral products, and therefore distribute our headsets under their own private label, or as a Plantronics branded product.

Mobile telephone OEMs include both manufacturers of mobile telephone handsets and wireless carriers operating cellular, PCS, GSM and other mobile telephone networks. They do not manufacture headsets, but increasingly will distribute our headsets on a co-branded basis, as a Plantronics branded product or under their own private labels.

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

BACKLOG

Our backlog of unfilled orders was $17.3 million on March 31, 2002 compared to $16.6 million at the end of fiscal 2001. The increase in backlog compared to the prior year was due to the acquisition of Ameriphone. We include in backlog all purchase orders scheduled for delivery over the next twelve months. As part of our commitment to customer service, our goal has been to ship products to meet customers' requested shipment dates. The majority of our orders are fulfilled within two to five business days. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. We do not believe our backlog as of any particular date is indicative of actual sales for any future period and therefore should not be used as a measure of future revenue.

COMPETITION

We compete in several different markets, specifically the call center and office, mobile and computer and other specialty markets. There are a number of different competitors in each of these market niches. We believe the principal competitive factors in each market are product features, comfort and fit, product reliability, customer service and support, reputation, distribution, ability to meet delivery schedules, warranty terms, product life, and price. We believe that our brand name recognition, high quality reputation, distribution network, responsive customer service and support programs, large user base and extensive number of product variations, together with our comprehensive experience in designing safe, comfortable and reliable products, and dealing with regulatory agencies, are key factors necessary in maintaining our position as a leading supplier of lightweight communications headsets.

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

The office market, including both traditional and small or home office, and residential markets, involves the sale of headsets for connection to single-line or office telephone systems, cellular and cordless telephones and computers. There is indirect competition from speakerphones. Certain competitors in the call center user market also sell headsets for use in the office market.

Competitors in the mobile market generally come from outside the call center market. They include the mobile phone manufacturers who typically outsource phone accessories like headsets, and companies that focus primarily on the mobile and/or cordless phone accessories markets. There is indirect competition from hands-free car kits that also allow users to drive with both hands on the wheel. Important competitive factors in the mobile market include product styling, product reliability, product features, competitive pricing, sound quality, comfort and fit, ability to meet delivery schedules, customer service and support, reputation, distribution, warranty terms, and product life.

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

The residential market involves the sale of headsets, telephones and other specialty products for use by the hearing impaired and other customers with special communications needs, and single and multi-line corded and cordless headset telephone solutions. This market is principally served by the retail channel and through certain OEMs. Our competition in the residential market comes principally from competitors in the mobile and computer markets and, in the case of our Walker Clarity telephones for the hearing impaired, from certain niche market manufacturers of similar products.

As we develop new generations of products and enter new markets, including the developing business and home office user markets, we anticipate facing additional competition from companies that currently do not offer communications headsets. Such companies may be larger, offer broader product lines and have substantially greater financial resources. Such competition could negatively affect pricing and gross margins. We believe that our experience in design and manufacture of comfortable and well-fitting headsets, and excellent acoustics will assist us in our efforts to sell headset products in the face of this new competition.* However, there is no assurance that we will be able to compete successfully.

We believe that the following key factors enable us to maintain our position as a leading supplier of lightweight communications headsets:

  brand name recognition;
  high quality reputation;
  large, diverse distribution networks;
  strong customer service;
  diverse product offerings;
  ability to design safe and reliable products; and
  an understanding of regulations.

  Although we believe we compete successfully with respect to these factors, if we do not compete successfully, it could materially adversely affect our business, financial condition and results of operations.

  MANUFACTURING AND SOURCES OF MATERIALS

  The majority of our manufacturing operations consist of assembly and testing, most of which is performed at our facility in Mexico. We have substantially smaller manufacturing operations in California, Tennessee and the United Kingdom. In addition, we outsource the manufacture of a limited number of products to third parties, typically in China.

  We purchase the components for our headset products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, from suppliers in Asia, the United States, Mexico, and Europe. Raw materials are procured to forecast. The majority of our components and subassemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers.

  We procure materials to meet forecasted customer requirements. Special products and large orders are quoted for delivery after receipt of orders at specific lead times. Since most manufacturing occurs prior to the receipt of purchase orders, we maintain minimum levels of finished goods based on market demand in addition to inventories of raw materials, work in process and subassemblies and components.

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

  INTELLECTUAL PROPERTY

  We maintain a program of seeking patent protection for our technology. As of May 31, 2002, we had forty-one United States patents in force, expiring in 2002 to 2019. Some of these patents are also issued in certain foreign countries.

  Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products. We intend to continue to seek patents on our inventions when appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued for currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us. We may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such intellectual property claims could have a material adverse effect on our operations.

  We own registered trademarks with respect to the Plantronics and Ameriphone names, the Plantronics logo design and the names of many of our products and product features, including, but not limited to, our Alertmaster™ , Encore, FreeHand, JV-35, Mirage, Practica®, O90, SoundGuard®, StarSet®, Supra, and TriStar products and features. We currently have United States and foreign trademark applications pending in connection with certain new products and product features. We have such trademark registrations in place on some or all of those marks in the United States and a number of countries throughout the world. We claim common law trademark rights in many of our products and/or product features. We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants. We also intend to seek copyright registrations in the future. We own a number of domain name registrations and intend to seek more. There can be no assurance that our existing or future copyright registrations, trademarks, trade secrets or domain names will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us.

  EMPLOYEES

  On March 31, 2002, we employed 2,361 people worldwide, including 1,613 in our manufacturing facility in Tijuana, Mexico. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as we are aware. We have not experienced any work stoppages and believe that our employee relations are good.

  Set forth below is certain information regarding the senior management and executive officers of Plantronics and their ages as of May 31, 2002.

NAME	AGE	POSITION
Owen Brown	55	Vice President - Development and Chief Technology Officer
Benjamin Brussell	41	Vice President - Corporate Development
Lyndall Fry	45	Vice President - Quality
Brad Guenther	46	Vice President - Finance
Don Houston	48	Senior Vice President - Sales
Ken Kannappan	42	President and Chief Executive Officer
Steve Krug	44	President - Walker Equipment Division
Jean-Claude Malraison	55	Managing Director - Europe, Middle East & Africa
Craig May	42	President - Call Center and Office Division and Senior Vice President - Marketing and Development
Richard Pickard	49	Vice President - Legal, General Counsel and Secretary
Barbara Scherer	46	Senior Vice President - Finance & Administration and Chief Financial Officer
Joyce Shimizu	47	President - Mobile Communications Division
Neil Snyder	50	President - Computer Audio Systems Division
Terry Walters	53	Vice President - Operations

  MR. BROWN was appointed Vice President - Development and Chief Technology Officer in July 1999. Prior to joining Plantronics, Mr. Brown worked for Omnipoint Technologies, Inc., as the Product Development Director from 1996 to 1998 and as Vice President, Products and Technology at JRC International, Inc., from 1994 to 1996. He received his Bachelor's degree in Engineering Physics at McMaster University of Canada and went on to receive his Masters degree in Electrical Engineering from the same institution.

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

  MR. GUENTHER joined Plantronics in May 1993 as Director of Finance. Mr. Guenther was promoted to Corporate Controller in March 1998 and then to Vice President of Finance, Corporate Controller in July 1999. Prior to joining Plantronics, Mr. Guenther spent eleven years with Hewlett Packard Corporation in various financial positions and two years with Chevron in their accounting/management training program and in internal audit. Mr. Guenther received a Bachelor of Science degree in Accounting from Santa Clara University and a Masters of Business Administration from the University of Arizona.

  MR. HOUSTON joined Plantronics in November 1996 as Vice President of Sales and was promoted to Senior Vice President - Sales in March 1998. From February 1995 through November 1996, Mr. Houston served as Vice President - Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer and marketer of multimedia projection products. From 1985 until January of 1995, Mr. Houston held a number of positions at Calcomp, Inc., which is engaged in the business of manufacturing computer peripherals for the CAD and graphic market, including Regional Sales Manager and Vice President of Sales, Service and Marketing. Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation. Mr. Houston is a graduate of the University of Arizona with a Bachelor of Science degree in Business/Marketing.

  MR. KANNAPPAN joined Plantronics in February 1995 as Vice President - Sales, responsible for OEM Sales and the Asia Pacific/Latin America markets for Plantronics, Inc. He was promoted to Vice President - Sales, responsible for the United States, Asian and Latin American markets in September 1995. He was promoted to Managing Director of our Plantronics Limited subsidiary in England in March 1996. In March 1997, Mr. Kannappan returned from England and was promoted to Senior Vice President responsible for Plantronics' Worldwide Operations, our Mobile and Walker Equipment businesses and Plantronics Limited. In March 1998, Mr. Kannappan was promoted to President and Chief Operating Officer. In January 1999, he was promoted to Chief Executive Officer and appointed to the Board of Directors. Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated, where he was employed from August 1985 through January 1995. Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Masters of Business Administration from Stanford University. Mr. Kannappan is also a Director of Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry, and Integrated Device Technology, Inc., a manufacturer of communications integrated circuits.

  MR. KRUG joined Plantronics in December 1996 as President, Walker Equipment Corporation, then a wholly owned subsidiary of Plantronics. Walker Equipment Corporation was merged into, and became a division of Plantronics in 1997. Mr. Krug is responsible for all activities of this handset and specialty phone products division. Prior to joining Plantronics, Mr. Krug was Executive Vice President and General Manager of BEL-Tronics, Ltd., a consumer electronics firm, from 1994 to 1996. Mr. Krug also served as Chief Executive Officer and Director of Almor Corporation from 1993 to 1994. Prior to that, he held progressively responsible positions in general management and strategic marketing and technology with FLIR Systems, Inc. (an affiliate company of Hughes Aircraft Company - 1990 to 1993) and Hughes Aircraft Company (1978 to 1990). Mr. Krug received his Bachelor degrees in Management Science and Applied Mathematics from University of California, San Diego and has done non-degreed work at Stanford University, MIT and University of California, San Diego.

  MR. MALRAISON joined Plantronics in July 1999 as the Managing Director - Europe, Middle East & Africa. Mr. Malraison is resident in the Swindon, England and Hoofddorp, the Netherlands offices of Plantronics and is responsible for our European, Middle East and African sales and operations. Mr. Malraison received his Engineering degree at the Institute Superior D'Electronic Du Nord in France. Prior to joining Plantronics, Mr. Malraison spent twenty-eight years with IBM in a number of roles, most recently as Vice President, Business Partners, EMEA.

  MR. MAY joined Plantronics in May 1998 as Vice President - Marketing. In July 1999, Mr. May was promoted to Senior Vice President - Marketing and Development. In Fall 1999, Mr. May's responsibilities expanded to include President of the Call Center and Office Division. Prior to joining Plantronics, Mr. May was most recently with Siemens Business Communications Systems, Inc., as Director of Product Management, Desktops and Mobility, from October 1993 to May 1998. Prior to that position, Mr. May served on special assignment to the President of Siemens Business Communications Systems, Inc., from July 1993 to October 1993. From June 1992 to July 1993, Mr. May was ROLM Executive Delegate for Siemens AG, Private Networks Group, Desktop Products, Munich, Germany. Mr. May held a number of positions with ROLM from July 1987 to June 1992, such as Director of Systems Planning, Manager of New Product Planning and Senior Product Manager. From 1981 to June 1987, Mr. May worked for ROLM, an IBM Company, and Shell Oil Company in various product manager and engineering positions of increasing authority. Mr. May has a Bachelor of Science degree in Electrical Engineering from the University of Houston.

  MR. PICKARD joined Plantronics in June 2001 as Vice President - Legal, General Counsel and Secretary. Prior to joining Plantronics, Mr. Pickard spent 14 years at ZiLOG, a semiconductor manufacturer in Campbell, CA, all as General Counsel and Secretary and culminating as Senior Vice President, General Counsel and Secretary. Before that, Mr. Pickard worked as Corporate Counsel at NEC Electronics, Inc., and in private practice at Crosby, Heafey, Roach & May and Graham & James. Mr. Pickard received his law degree from the College of William and Mary and his undergraduate degree from Williams College.

  MS. SCHERER joined Plantronics in March 1997, and in April 1997 was named Vice President - Finance & Administration and Chief Financial Officer. In March 1998, Ms. Scherer was promoted to Senior Vice President - Finance & Administration and Chief Financial Officer. Prior to joining us, Ms. Scherer held various executive management positions in the data storage industry spanning a nine year period. She also worked in strategic planning with one of the leading consulting firms for two years prior to that. Ms. Scherer is a graduate of the University of California, Santa Barbara and received her Masters from the Yale School of Organization and Management.

  MS. SHIMIZU joined Plantronics in July 1983, and was promoted to President of the Mobile Communications Division in 1999. From 1995 to 1999, Ms. Shimizu was the Senior Marketing Director for the Computer and Mobile Systems Division, the predecessor to the Mobile Communications Division. Ms. Shimizu was named to that position in 1995. Prior to that, Ms. Shimizu held various positions in our marketing and sales organizations. Ms. Shimizu received an MBA from the Monterey Institute of International Studies and a Bachelor's degree in Japanese from University of California, Los Angeles.

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

  ITEM 2. PROPERTIES

  Our principal executive offices are located in Santa Cruz, California. As of May 31, 2002, we owned or leased a total of approximately 487,000 square feet of manufacturing, administrative, engineering and office facilities, including: (i) approximately 185,770 square feet of research and development, light assembly operations, and warehouse and administrative facilities in Santa Cruz, California, approximately 40,000 square feet of which are leased to third parties as office and warehouse space; (ii) 8,375 square feet of light assembly and administrative facilities in Chattanooga, Tennessee under a lease expiring in 2005; (iii) 15,720 square feet of light assembly and administrative facilities in Garden Grove, California; (iv) approximately 215,000 square feet for assembly and related operations in Tijuana, Mexico, under several leases expiring in 2002, 2004 and 2005, each with options to renew; (v) approximately 48,684 square feet for research and development, assembly operations, sales and administration in Wootton Bassett, England under leases expiring in 2015; (vi) approximately 13,924 square feet for administrative facilities in Hoofddorp, The Netherlands, under a lease expiring in 2005; and (vii) smaller leased or rented facilities in Australia, Brazil, France, China, Germany, Hong Kong, Italy, Japan, Spain and Taiwan. We believe that our existing properties are suitable and adequate for our business. We believe that our premises have sufficient capacity available for expansion over the next few years.* We are currently engaging in a long-term space planning process with respect to our Santa Cruz, California headquarters facilities and our Tijuana, Mexico manufacturing plant. We believe that these facilities are unlikely to support all of our requirements for capacity over a mid to longer term planning horizon and are, therefore, evaluating our alternatives.

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

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of Plantronics during the fourth quarter of the fiscal year ended March 31, 2002.

  PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Our Common Stock is publicly traded on the New York Stock Exchange. The following table sets forth the range of closing sales prices for each period indicated.

	Low	High
Fiscal 2001 First Quarter Second Quarter Third Quarter Fourth Quarter Fiscal 2002 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 26.83 34.00 36.00 16.00 $ 16.72 16.45 16.30 19.01	$ 39.50 50.73 50.88 54.99 $ 25.09 23.36 26.04 27.35

  We paid no cash dividends during fiscal 2001 and 2002, and we have no current intention to pay cash dividends. Our Credit Agreement with a major bank restricts us from paying cash dividends on shares of our Common Stock to the extent that the aggregate amount of all such dividends paid or declared and Common Stock repurchased in any four consecutive fiscal quarter period (including the quarter in which any such cash dividends are declared or paid or any such Common Stock is repurchased) exceeds 50% of our cumulative consolidated net income reported in the eight consecutive fiscal quarter periods ending with the fiscal quarter immediately preceding the date of declaration of such dividend.

  The information regarding the shares of our Common Stock authorized for issuance under our equity compensation plans under the caption "Equity Compensation Plan Information" in our 2002 Proxy Statement is incorporated herein by reference.

  As of May 31, 2002, there were 114 holders of record of our Common Stock.

  ITEM 6. SELECTED FINANCIAL DATA

  SELECTED FINANCIAL DATA

                                                                 Fiscal Year Ended March 31,
                                                   -------------------------------------------------------
                                                     1998        1999        2000       2001       2002
                                                   ---------  -----------  ---------  ---------  ---------
                                                            (in thousands, except earnings per share)
STATEMENT OF OPERATIONS DATA:
Net sales........................................ $ 233,220  $   282,546  $ 309,143  $ 390,748  $ 311,181
Income before extraordinary item.................    39,189       55,253     64,517     73,550     36,248
Extraordinary loss, net of taxes.................        --        1,049         --         --         --
                                                   ---------  -----------  ---------  ---------  ---------
Net income....................................... $  39,189  $    54,204  $  64,517  $  73,550  $  36,248
                                                   =========  ===========  =========  =========  =========
Diluted net income per common share:
   Income before extraordinary item.............. $    0.72  $      1.01  $    1.22  $    1.38  $    0.74
   Extraordinary loss, net of taxes..............        --         0.02         --         --         --
                                                   ---------  -----------  ---------  ---------  ---------
   Net income.................................... $    0.72  $      0.99  $    1.22  $    1.38  $    0.74
                                                   =========  ===========  =========  =========  =========
   Shares used in diluted per share calculations.    54,669       54,846     53,019     53,263     49,238

                                                                           March 31,
                                                   -------------------------------------------------------
                                                     1998        1999        2000       2001       2002
                                                   ---------  -----------  ---------  ---------  ---------
                                                                          (in thousands)
BALANCE SHEET DATA:
Total assets..................................... $ 164,743  $   141,828  $ 168,307  $ 227,877  $ 201,058
Long-term debt...................................    65,050           --         --         --         --

                                                   Quarter Ended
                                      ------------------------------------------
                                      June 30,   Sept. 30,  Dec. 31,   Mar. 31,
                                        2000       2000       2000       2001
                                      ---------  ---------  ---------  ---------
                                       (in thousands, except earnings per share)
QUARTERLY DATA (UNAUDITED):
Net sales........................... $  98,135  $ 101,495  $ 102,901  $  88,217
Gross profit........................    55,040     55,616     55,624     43,522
Net income.......................... $  20,104  $  20,740  $  21,308  $  11,398
Diluted net income per common share. $    0.38  $    0.39  $    0.40  $    0.22

                                                 Quarter Ended
                                      ------------------------------------------
                                      June 30,   Sept. 30,   Dec 31,   Mar. 31,
                                        2001       2001       2001       2002
                                      ---------  ---------  ---------  ---------
                                       (in thousands, except earnings per share)
QUARTERLY DATA (UNAUDITED):
Net sales........................... $  77,790  $  75,297  $  79,867  $  78,227
Gross profit........................    36,744     35,649     37,257     38,195
Net income.......................... $   8,108  $   6,838  $  10,507  $  10,795
Diluted net income per common share. $    0.16  $    0.14  $    0.21  $    0.22

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  CERTAIN FORWARD-LOOKING INFORMATION

  This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and include, but are not necessarily limited to, all of the statements marked below with an asterisk ("*"). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including but not limited to the following: the call center, mobile, computer and residential markets not developing as we expect; and a failure to respond adequately to either changes in technology or customer preferences. For a discussion of such factors, this Annual Report on Form 10-K should be read in conjunction with our 2002 Annual Report to Stockholders and the "Risk Factors Affecting Future Operating Results," commencing on page 24 of this Annual Report on Form 10-K. The following discussions titled "Annual Results of Operations" and "Financial Condition" should be read in conjunction with those risk factors, the consolidated financial statements and related notes included elsewhere herein.

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon Plantronics' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

  REVENUE RECOGNITION. Plantronics recognizes revenue net of estimated product returns, expected payments to resellers for customer programs including cooperative advertising and marketing development funds, volume rebates, and special pricing programs. Product returns are provided for at the time revenue is recognized, based on historical return rates, at what stage the product is in its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels, which again, is based on historical sell-through rates. Should these product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period and on estimates for what is due to resellers for estimated credits earned during the period. If market conditions were to decline, Plantronics may take action to increase promotional programs resulting in incremental reductions in revenue at the time the incentive is offered based on our estimate of inventory in the channel that is subject to such pricing actions.

  ACCOUNTS RECEIVABLE. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. Plantronics maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  INVENTORY. Plantronics maintains reserves for estimated excess and obsolete inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for Plantronics' products and corresponding demand were to decline, then additional reserves may be deemed necessary.

  Plantronics provides for the estimated cost of warranties at the time revenue is recognized. While Plantronics engages in extensive product quality programs and processes, and is ISO 9000 certified, our warranty obligation is affected by product failure rates and material usage levels. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

  GOODWILL AND INTANGIBLES. Our business acquisitions typically result in goodwill and intangible assets, which affect the amount of future amortization expense and possible impairment charges that we may incur. The determination of the value of goodwill and intangible assets, as well as the useful life of amortizable intangible assets, requires management to make estimates and assumptions that affect our financial statements. For example, we perform an annual impairment review of goodwill based on the fair value of the reporting unit to which it relates. Should the actual or expected revenue of a reporting unit significantly decline, we may be required to record an impairment charge.

  DEFERRED TAXES. Plantronics records its deferred tax assets at the amounts estimated to be realizable. While Plantronics has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the corresponding assets, in the event Plantronics were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, then an adjustment would be required.

  ANNUAL RESULTS OF OPERATIONS

  NET SALES. Net sales in fiscal 2002 decreased 20.4% to $311.2 million compared to $390.7 million in fiscal 2001, which in turn increased 26.4% compared to fiscal 2000 net sales of $309.1 million. Our fiscal years ended March 31, 2002 and 2001 both contained 52 weeks versus 53 weeks for fiscal year 2000.

  Domestic sales decreased 19.8% to $213.7 million in fiscal 2002, compared to an increase of 30.6% to $266.3 million in fiscal 2001 from fiscal year 2000. Revenues decreased in all major U.S. channels, including U.S. distribution, OEM and retail. We believe the decline was due to the recession in the U.S. and the severe cutbacks in IT and telecom equipment spending.

  International sales accounted for approximately 31.3% of total net sales in fiscal 2002, down from 31.9% of total net sales in fiscal 2001 and 34.0% in fiscal 2000. International sales in fiscal 2002 decreased 21.7% to $97.5 million compared to $124.5 million in fiscal 2001, which in turn increased 18.3% compared to the prior fiscal year. The decrease in fiscal 2002 was experienced in each of the European, Asia Pacific/Latin American and Canadian regions and reflects the lagging economy.

  Fiscal year 2002 was a challenging year for Plantronics. Compared to the prior year, on a worldwide basis, revenues declined in all major geographies and channels. While our mobile business grew, revenues declined in all other product markets. The growth in our mobile business reflects modest overall market growth and, in our opinion, our improved market position. Our overall business continues to be impacted by a slowdown in global telecom and IT spending. We recognize that although certain economic indicators have improved, the overall economic environment remains uncertain and we remain uncertain concerning the overall demand for our products in the current economic environment.

  Our net revenues for the year were affected by an accounting change mandated by the Emerging Issues Task Force of the Financial Accounting Standards Board, "EITF 00-25," since incorporated into "EITF 01- 9" (Note 2 to the audited financial statements), and our recent acquisition of Ameriphone in our fourth fiscal quarter (Note 11 to the audited financial statements). Revenues generated in our core call center and office market rebounded somewhat in the fourth quarter, but were down substantially when compared to the prior year. Based on the sequential rebound in our core business and other indicators, we are cautiously optimistic that order rates will begin to increase in the upcoming fiscal year.*

  GROSS PROFIT. Gross profit in fiscal 2002 decreased 29.5% to $147.9 million (47.5% of net sales), compared to $209.8 million (53.7% of net sales) in fiscal 2001. Gross profit in fiscal 2001 increased 16.8% compared to gross profit of $179.6 million (58.1% of net sales) in fiscal 2000. The decrease in gross profit as a percent of net sales in fiscal 2002 mainly reflects a shift to lower margin products, particularly our mobile products. Lower sales volume resulted in fixed overhead costs being spread over a smaller number of units, causing gross margin to decline. We also increased our warranty provision and our provision for excess and obsolete inventory during the year, reflecting our emphasis on more consumer-oriented products with higher return rates and more volatile demand.

  RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses in fiscal 2002 increased 12.2% to $30.3 million (9.7% of net sales), compared to $27.0 million (6.9% of net sales) in fiscal 2001. Research, development and engineering expenses in fiscal 2001 increased 23.5% compared to $21.9 million (7.1% of net sales) in fiscal 2000. The increase in these expenses reflects our continued investment in new product development including Bluetooth and other wireless technologies, and a general broadening of our product line in each of our markets. While the development costs spent on Bluetooth products did not produce revenues in fiscal 2002, we expect to begin to see a contribution to revenues in fiscal 2003.*

  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in fiscal 2002 decreased 5.6% to $76.3 million (24.5% of net sales), compared to $80.8 million (20.7% of net sales) in fiscal 2001. Selling, general and administrative expenses in fiscal 2001 increased 25.3% compared to $64.5 million (20.9% of net sales) in fiscal 2000. The overall decrease in the level of spending during fiscal year 2002 was consistent with the decline in revenues. Overall, we were successful at reducing expenses and focusing on certain sales and marketing programs that we believe will give us a positive return on investment including programs capitalizing on the recent cell phone legislation and carrier safety campaigns.* General and administrative expenses increased as a percentage of net sales from the prior year mainly driven by higher legal expenses, the addition of Ameriphone's general and administrative expenses and the decline in revenues.

  OPERATING INCOME. Operating income in fiscal 2002 decreased 59.5% to $41.3 million (13.3% of net sales), compared to $102.0 million (26.1% of net sales) in fiscal 2001. Operating income in fiscal 2001 increased 9.3% compared to $93.3 million (30.2% of net sales) in fiscal 2000. The decrease in operating income over the past fiscal year was primarily driven by lower net sales and the corresponding decrease in gross profit.

  INTEREST AND OTHER INCOME, NET. Interest and other income in fiscal 2002 increased $1.8 million to $1.9 million compared to $0.1 million in fiscal 2001, which in turn decreased $1.5 million compared to $1.6 million in fiscal 2000. The increase in interest and other income in fiscal 2002 was primarily attributable to reductions of foreign exchange losses due to more favorable exchange rates and the implementation of a hedging program in fiscal 2002. The decrease in interest and other income in fiscal 2001 was primarily attributable to foreign exchange losses of $2.2 million from declining British Pound Sterling and Euro values.

  INCOME TAX EXPENSE. In fiscal 2002, 2001, and 2000, income tax expense was $7.0 million, $28.6 million, and $30.4 million, respectively. During fiscal 2002, the successful completion of a routine tax audit and a reassessment of reserves related to R&D tax credits resulted in a favorable tax adjustment of $5.1 million accounting for $0.11 in earnings per share. Excluding this favorable tax adjustment, our overall effective tax rates were 28%, 28% and 32% for fiscal years 2002, 2001, and 2000, respectively.

  FINANCIAL CONDITION

  OPERATING ACTIVITIES. During the fiscal year ended March 31, 2002, we generated $76.8 million of cash from operating activities, due primarily to $36.2 million in net income, an income tax benefit of $1.1 million associated with the exercise of stock options, decreases of $12.6 and $14.5 million in accounts receivable and inventory, respectively, and an increase of $2.5 million in accounts payable. In comparison, we generated $68.3 million in cash from operating activities for the fiscal year ended March 31, 2001, due mainly to $73.6 million in net income, an income tax benefit of $16.6 million associated with the exercise of stock options, offset by increases of $8.1 and $14.5 million in accounts receivable and inventory, respectively.

  INVESTING ACTIVITIES. During fiscal 2002, we purchased marketable securities of $27.3 million and received proceeds from maturities of marketable securities of $23.1 million. Expenditures for capital assets of $11.4 million were incurred principally in tooling for new products, furniture and fixtures, and leasehold improvements for facilities expansion. In January 2002, we purchased Ameriphone, a leading supplier of amplified telephones and other solutions to address the needs of individuals with hearing impairment and other special needs. The net cash expended for this acquisition was $10.4 million.

  FINANCING ACTIVITIES. In the fiscal year ended March 31, 2002, we repurchased 3,581,421 shares of our Common Stock for $72.1 million at an average price of $20.10 per share, and reissued through employee benefit plans 133,110 shares of our Treasury Stock for $2.5 million. As of March 31, 2002, we remained authorized to repurchase approximately 140,200 shares under all repurchase plans. We received $1.2 million in proceeds from the exercise of stock options during the fiscal year ended March 31, 2002.

  LIQUIDITY AND CAPITAL RESOURCES. Our primary cash requirements have been and will continue to be to fund capital expenditures, mainly for tooling for new products and leasehold improvements for facilities improvements and expansion, and for the repurchase of our Common Stock. As of March 31, 2002, we had working capital of $96.7 million, including $60.3 million of cash and cash equivalents and marketable securities, compared with working capital of $136.8 million, including $73.9 million of cash and cash equivalents and marketable securities, as of March 31, 2001.

  In November 2001, we renewed our revolving credit facility with a major bank at $75 million, including a $10 million letter of credit subfacility. The renewed facility and subfacility both expire on January 15, 2003. As of March 31, 2002, we had no cash borrowings under the revolving credit facility or under the letter of credit subfacility. The terms of the credit facility contain covenants that materially limit our ability to incur debt, make capital expenditures and pay dividends, among other matters. These covenants may adversely affect our financial position to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

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

  The following table summarizes our contractual obligations that were reasonably likely to occur as of March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS                               Payments Due by Period
                                                 Less than    1 - 3      4 - 5     After 5
March 31, 2002                          Total     1 year      years      years      years
(in thousands)                        ---------  ---------  ---------  ---------  ---------

Operating leases.................... $  12,378  $   2,539  $   4,068  $   1,730  $   4,041
Unconditional purchase obligations..    19,833     19,833
Forward exchange contracts..........     4,100      4,100
                                      ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations.. $  36,311  $  26,472  $   4,068  $   1,730  $   4,041
                                      =========  =========  =========  =========  =========

  We believe that our current cash balance and cash to be provided by operations, together with available borrowing capacity under our revolving credit facility and letter of credit subfacility, will be sufficient to fund operations for at least the next twelve months.* However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Certain Forward-Looking Information" and "Risk Factors Affecting Future Operating Results" for factors that could affect our estimates of future financial needs and sources of working capital.

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

  While our markets have not exhibited highly cyclical behavior historically, our sales are affected by overall economic activity. If these trends are worse or last longer than presently anticipated, this could cause us not to meet the levels of sales required to achieve our projected financial results, which could in turn materially adversely affect the market price of our stock. Also, if the overall economy continues to slow further this could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts that they owe to us. Due to the lagging economy, the credit risks relating to these resellers/customers have increased. We are in the process of implementing programs to assist us in monitoring and mitigating these risks, but there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposures from weakened financial conditions in certain geographic regions and the impact that such conditions may have on the worldwide economy. We have recently experienced some increased defaults by our customers on their accounts payable. Although these losses have not been significant, future payment defaults by customers could harm our business and have a material adverse effect on our operating results and financial condition.

  A SUBSTANTIAL PORTION OF OUR SALES COME FROM THE CALL CENTER MARKET AND A DECLINE IN DEMAND IN THAT MARKET COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS.

  We have historically derived, and continue to derive, a substantial portion of our net sales from the call center market. This market had been growing steadily as new call centers have proliferated and existing call centers have expanded. In fiscal 2002, our sales in the call center market were below the level of sales in that market compared to the prior year. We do not believe that our decreasing sales are a result of market share gains by our competitors but, instead, believe that the sales slowdown is due to reduction in the level of overall market demand. While we believe that the call center market will grow in future periods, this growth could slow or revenues from this market could continue to decline in response to various factors. For example, consumer resistance to telemarketing could materially adversely affect growth in the call center market. A continued deterioration in general economic conditions could result in a reduction in the establishment of new call centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact negatively affecting our business. Because of our reliance on the call center market, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents use, than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

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

    general economic conditions, compounded by the events on and following September 11th;
    changes in demand for our products;
    insolvency of purchasers of our products or failure of purchasers of our products to pay amounts due to us;
    timing and size of orders from customers;
    price erosion;
    cancellations, inability to ramp production or delays in deliveries of components and subassemblies by our suppliers;
    changes in the mix of products sold by us;
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
    increases in the costs of our raw materials, components and subassemblies; and
    seasonal fluctuations in demand and linearity of sales within the quarter.

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

    Our operating results can also vary substantially in any period depending on the mix of products sold and the distribution channels through which they are sold. In the event that sales of lower margin products, or sales through lower margin distribution channels, in any period represent a disproportionate share of total sales during such period, our operating results would be materially adversely affected.

    We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicative of future operating results. In addition, our operating results in a future quarter or quarters may fall below the expectations of securities analysts or investors, and, as a result, the price of our Common Stock might fall.

    IF WE DO NOT MATCH PRODUCTION TO DEMAND, WE WILL BE AT RISK OF LOSING BUSINESS OR OUR GROSS MARGINS COULD BE MATERIALLY ADVERSELY AFFECTED.

    Historically, we have generally been able to increase production to meet increasing demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast. We have experienced sharp fluctuations in demand, especially for headsets for wireless and cellular phones. In addition, current global events, such as the U.S. military efforts in Afghanistan, the continuing terrorist scare in the U.S., and ongoing anthrax concerns may cause the economy to be more volatile, making it more difficult to match supply and demand in the marketplace. Significant unanticipated fluctuations in demand could cause the following operating problems, among others:

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

        We generally offer our customers certain credit terms, allowing them to pay for products purchased from us between thirty and sixty days or more after we ship the products. Our receipt of payment for our products depends on the financial liquidity of those customers. If significant customers, or a significant number of customers, experience liquidity problems, this could affect our ability to collect our accounts receivable, which could materially adversely affect our business, financial condition or results of operations.

        WE HAVE STRONG COMPETITORS AND WILL LIKELY FACE ADDITIONAL COMPETITION IN THE FUTURE.

        The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. GN Great Nordic reported revenues of 7.32 billion Danish Krone (approximately U.S. $868 million) for their fiscal year ending December 31, 2001, while GN Netcom's revenues for the same period were 1,930 million Danish Krone (approximately U.S. $232 million). GN Netcom has made several acquisitions over the years. We believe the acquisitions of Hello Direct and Jabra have provided GN Netcom with a broader mobile product line and greater marketing presence than they had prior to these acquisitions.

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

        We anticipate that we will face additional competition from companies that currently do not offer communications headsets. This is particularly true in the office, mobile computer and residential markets. On September 11, 2001, Sony Corporation and Telefonaktiebolaget LM Ericsson announced a merger of their mobile business worldwide including telephone accessories such as telephone headsets and adapters. They subsequently announced the launch of the Joint Venture's first product, a Bluetooth communications device which shipped in November 2001. We anticipate other competition from consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These new competitors are likely to be larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

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

        We believe that the market for lightweight communications headsets is showing some signs of commoditization. In particular, we believe that our competitors, especially GN Netcom, are increasingly choosing to compete on price. While this has long been true of competitors from the Far East, we think the trend is accelerating and that customers are also more receptive to lower cost products, even when the quality, service or total value of the offer may be notably lower as well.

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

        Our product development efforts historically have been directed toward enhancement of existing products and development of new products that capitalize on our core capabilities. The success of new product introductions is dependent on a number of factors, including the proper selection of new product features, timely completion and introduction of new product designs, cost-effective manufacture of such products, quality of new products and market acceptance. To be successful in the future, we must develop new products, qualify these new products, successfully introduce these products to the market on a timely basis, and commence and sustain low-cost, volume production to meet customers' demands. Although we attempt to determine the specific needs of headset users in our target markets, because almost all of our sales are indirect, we may not always be able to timely and accurately predict end user requirements. As a result, our products, specifically, our range of Bluetooth products, may not be timely developed, designed to address current or future end user requirements, offered at competitive prices or accepted, which could materially adversely affect our business, financial condition and results of operations. Moreover, we generally incur substantial research and development costs before the technical feasibility and commercial viability of a new product can be ascertained. Accordingly, revenues from new products may not be sufficient to recover the associated development costs.

        Historically, the technology used in lightweight communications headsets has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. The technology used in hands-free communications devices, including our products, is evolving more rapidly now than it has historically and we anticipate that this trend may accelerate. We believe this is particularly true for our newer emerging technology products especially in the mobile, computer markets, residential and certain parts of the office market. We believe products designed to serve these markets generally exhibit shorter lifecycles and are increasingly based on open standards and protocols. The end markets served are much larger than the traditional call center market. This combination of factors may lead to increased commoditization, as a greater number of competitors attempt to introduce products, or reverse engineer our products and offer similar but lower quality products at lower price points.

        Our success depends upon our ability to enhance existing products, to respond to changing market requirements, and to develop and introduce in a timely manner new products that keep pace with technological developments. If we are unable to develop and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, it will materially adversely affect our business, financial condition and results of operations.

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

        INCREASED ADOPTION OF SPEECH-ACTIVATED AND VOICE INTERACTIVE SOFTWARE PRODUCTS BY BUSINESSES COULD LIMIT OUR ABILITY TO GROW IN THE CALL CENTER MARKET.

        We are seeing a proliferation of speech-activated and voice interactive software in the market place. We may experience a decline in our sales to the call center market if businesses increase their adoption of the speech-activated and voice interactive software as an alternative to customer service agents. Should this trend continue, it could cause a net reduction in call center agents and our revenues to this market segment could decline rather than grow in future years.

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

        WE HAVE SIGNIFICANT FOREIGN OPERATIONS AND THERE ARE INHERENT RISKS IN OPERATING ABROAD.

        During fiscal 2002, approximately 31.3% of our net sales were derived from customers outside the United States. Approximately 31.9% of our net sales in fiscal 2001 were derived from customers outside the United States, compared with approximately 34.0% of our net sales in fiscal 2000. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

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

          OUR FOREIGN OPERATIONS PUT US AT RISK OF LOSS IF THERE ARE MATERIAL CHANGES IN CURRENCY VALUES AS COMPARED TO THE U.S. DOLLAR.

          A significant portion of our business is conducted in currencies other than the U.S. dollar. Substantially all of our sales throughout Europe are transacted in local currencies. We are therefore exposed to risks associated with fluctuations in exchange rates that can affect our revenue and gross margins and can also generate currency transaction gains and losses. In our prior fiscal year, the value of major European currencies dropped against the U.S. dollar, which adversely impacted our revenue and gross margin, and also resulted in currency transaction losses. To date, we have partially but not fully reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we may reduce our current prices further, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a material adverse effect on our business, financial condition and results of operations.

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

          THE TERRORIST ATTACKS ON NEW YORK CITY ON SEPTEMBER 11, 2001, MARKED A TURNING POINT IN CURRENT U.S. POLITICAL, MILITARY AND SECURITY STRATEGIES WHICH WE BELIEVE HAS, AND MAY CONTINUE TO, ADVERSELY IMPACT OUR BUSINESS, BOTH DIRECTLY AND INDIRECTLY.

          The events of September 11th, and the U.S. military efforts in Afghanistan, have contributed to a further slowing in the economy with additional layoffs in other industries resulting in a negative effect on our business. We believe that one direct impact of the attacks is the reduction of call center agents in the travel and leisure industries. We are indirectly affected by the continuing concern on future terrorist attacks on U.S. soil, as well as concerns of the anthrax infection on the American and international public. We are unable to estimate the impact these events and their consequences have on our business, however, given the magnitude of these unprecedented events and the possible subsequent effects, we expect that there has been and may likely be an adverse impact to our financial condition, our operations and our prospects as these events adversely affect the global economy in general.

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

          Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers worldwide. We currently hold forty-one United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

          From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights against us. Such claims, if they are asserted, could result in costly litigation and diversion of management's attention regardless of the merit of a claim. In addition, we may not ultimately prevail in any such litigation or be able to license any valid and infringed patents from such third parties on commercially reasonable terms, if at all. Any infringement claim or other litigation against us could materially adversely affect our business, financial condition and results of operations.

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

          There is also continuing and increasing public controversy over the use of mobile telephones by operators of motor vehicles. While we believe that our products enhance driver safety by permitting a motor vehicle operator to generally be able to keep both hands-free to operate the vehicle, there is no certainty that this is the case and we may be subject to claims arising from allegations that use of a mobile telephone and headset contributed to a motor vehicle accident. We maintain product liability insurance and general liability insurance that we believe would cover any such claims. However, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.

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

          WE HAVE RECENTLY ACQUIRED A COMPANY AND EXPECT TO MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE MATERIAL RISKS

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
            potential difficulties in completing projects associated with purchased in-process research and development;
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
            difficulties in integrating the transactions and business information systems of the acquired company; and
            the potential loss of key employees of the acquired company.

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

          PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW AND OUR ADOPTION OF A STOCKHOLDER RIGHTS PLAN MAY DELAY OR PREVENT ACQUISITION OF US, WHICH COULD DECREASE THE VALUE OF OUR STOCK.

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

          Our board of directors recently adopted a stockholders right plan pursuant to which we distributed one right for each outstanding share of Common Stock held by stockholders of record as of April 12, 2002. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition.

          WE HAVE SEVERAL SIGNIFICANT STOCKHOLDERS, AND GIVEN THE LOW TRADING VOLUME OF OUR STOCK, IF THEY SELL THEIR SHARES IN A SHORT PERIOD OF TIME WE COULD SEE AN ADVERSE EFFECT ON THE MARKET PRICES OF OUR STOCK.

          As of May 31, 2002, we had 45,925,008 shares of Common Stock outstanding. These shares are freely tradable except for approximately 14,039,795 shares held by affiliates of Plantronics (including Citicorp Venture Capital ("CVC") and the directors and officers of Plantronics). These approximately 14,039,795 shares may be sold in reliance on Rule 144 under the Securities Act, or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

          Some of our current stockholders, including CVC and certain of our directors, also have certain contractual rights to require us to register their shares for public sale. On June 11, 2002, CVC requested that we register up to 1,000,000 shares for resale by CVC. We expect to file a registration statement shortly to register the resale of such shares.

          Approximately 9,822,013 additional shares are subject to outstanding stock options as of May 31, 2002. The issuance of these shares upon exercise of stock options has been registered. Accordingly, to the extent that these shares vest and are issued in the future, they may be freely resold by stockholders who are not our affiliates. Our affiliates may resell these shares to the extent permitted by Rule 144 under the Securities Act.

          Our stock is not heavily traded. The average daily trading volume of our stock in fiscal year 2002 was approximately 305,544 shares per day with a median volume in that period of 255,100 shares per day. Sales of a substantial number of shares of our Common Stock in the public market by any of our officers, directors or other stockholders could adversely affect the prevailing market price of our Common Stock and impair our ability to raise capital through the sale of equity securities.

          ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors Affecting Future Operating Results" beginning on page 24.

          INTEREST RATE RISK

          At March 31, 2002, we had cash and cash equivalents totaling $43.0 million, compared to $60.5 million at March 31, 2001. At March 31, 2002, we had marketable securities totaling $17.3 million compared to $13.4 million at March 31, 2001. Cash equivalents have an original maturity of ninety days or less; marketable securities have an original maturity of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as the majority of our cash and marketable securities were invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our marketable securities at March 31, 2002 was eight months. The interest rates locked in on those investments ranged from 2.0% to 2.6%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

          In fiscal 2002, we renewed our revolving credit facility and letter of credit subfacility with a major bank at $75 million. The revolving credit facility and letter of credit subfacility both expire in January 2003. As of March 31, 2002, we have no cash borrowings under the revolving credit facility or under the letter of credit subfacility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

          FOREIGN CURRENCY EXCHANGE RATE RISK

          Approximately 31.3% of our revenue was realized outside of the United States, with approximately 20.2% denominated in foreign currencies, predominately the British Pound Sterling and the Euro. During fiscal years 2000 and 2001 we did not engage in any hedging activities. In fiscal 2002, we implemented a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we began to hedge our European transaction exposure, hedging both our British Pound Sterling and Euro positions. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

          The table below provides information about our financial instruments and underlying transactions that are sensitive to FX rates, including foreign currency forward-exchange contracts and nonfunctional currency-denominated receivables and payables. The net amount that is exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the foreign currency versus the U.S. dollar. We believe we have no material sensitivity to changes in foreign currency rates on our net exposed financial instrument position.

          The table below presents the impact on our earnings of a 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated currencies:

March 31, 2002
(in millions)                          Net
                                    Underlying     Net          FX           FX
                                     Foreign     Exposed    Gain (Loss)  Gain (Loss)
                         USD Value   Currency   Long (Short) From 10%     From 10%
                         of Net FX  Transaction  Currency   Appreciation Depreciation
Currency                 Contracts   Exposures   Position     of USD       of USD
-----------------------  ---------  ----------  ----------  -----------  -----------
Euro................... $     3.0  $      6.7  $      3.7  $      (0.4) $       0.3
British pound sterling.       1.1         1.1          --           --           --
                         ---------  ----------  ----------  -----------  -----------
Total.................. $     4.1  $      7.8  $      3.7  $      (0.4) $       0.3
                         =========  ==========  ==========  ===========  ===========

          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          PLANTRONICS, INC.
          CONSOLIDATED BALANCE SHEETS
          (in thousands)

                                                                    March 31,
                                                               ----------------------
                                                                  2001        2002
                                                               ----------  ----------
ASSETS
Current assets:
   Cash and cash equivalents................................. $   60,544  $   43,048
   Marketable securities.....................................     13,385      17,262
   Accounts receivable, net..................................     54,808      43,838
   Inventory, net............................................     48,235      36,103
   Deferred income taxes.....................................      7,110       5,866
   Other current assets......................................      1,449       2,452
                                                               ----------  ----------
       Total current assets..................................    185,531     148,569
Property, plant and equipment, net...........................     32,683      35,700
Intangibles, net.............................................        787       4,584
Goodwill, net................................................      6,084       9,542
Other assets.................................................      2,792       2,663
                                                               ----------  ----------
       Total assets.......................................... $  227,877  $  201,058
                                                               ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................... $   10,836  $   14,071
   Accrued liabilities.......................................     25,398      25,868
   Income taxes payable......................................     12,519      11,961
                                                               ----------  ----------
       Total current liabilities.............................     48,753      51,900
Deferred tax liability.......................................      6,077       7,165
                                                               ----------  ----------
       Total liabilities.....................................     54,830      59,065
                                                               ----------  ----------
Commitments and contingencies (note 8)

Stockholders' equity:
   Common stock, $0.01 par value per share; 100,000 shares
     authorized, 59,098 shares and 59,226 shares issued
     at 2001 and 2002, respectively..........................        591         592
   Additional paid-in capital................................    148,188     152,194
   Accumulated other comprehensive loss......................     (1,172)     (1,203)
   Retained earnings.........................................    207,626     243,874
                                                               ----------  ----------
                                                                 355,233     395,457
   Less: Treasury stock (common: 9,919 and 13,368
   at 2001 and 2002, respectively) at cost...................   (182,186)   (253,464)
                                                               ----------  ----------
       Total stockholders' equity............................    173,047     141,993
                                                               ----------  ----------
       Total liabilities and stockholders' equity............ $  227,877  $  201,058
                                                               ==========  ==========

          The accompanying notes are an integral part of these consolidated financial statements.

          PLANTRONICS, INC.
          CONSOLIDATED STATEMENTS OF INCOME
          (in thousands, except earnings per share)

                                                            Fiscal Year Ended March 31,
                                                        -----------------------------------
                                                           2000        2001         2002
                                                        ----------  -----------  ----------
Net sales............................................. $  309,143  $   390,748  $  311,181
Cost of sales.........................................    129,513      180,946     163,336
                                                        ----------  -----------  ----------
   Gross profit.......................................    179,630      209,802     147,845
                                                        ----------  -----------  ----------
Operating expenses:
   Research, development and engineering..............     21,868       26,999      30,303
   Selling, general and administrative................     64,457       80,789      76,273
                                                        ----------  -----------  ----------
     Total operating expenses.........................     86,325      107,788     106,576
                                                        ----------  -----------  ----------
Operating income......................................     93,305      102,014      41,269
Interest and other income, net........................      1,573          138       1,931
                                                        ----------  -----------  ----------
Income before income taxes............................     94,878      102,152      43,200
Income tax expense....................................     30,361       28,602       6,952
                                                        ----------  -----------  ----------
Net income............................................ $   64,517  $    73,550  $   36,248
                                                        ==========  ===========  ==========

Net income per share - basic.......................... $     1.30  $      1.49  $     0.77
                                                        ==========  ===========  ==========

Shares used in basic per share calculations...........     49,515       49,213      47,304
                                                        ==========  ===========  ==========

Net income per share - diluted........................ $     1.22  $      1.38  $     0.74
                                                        ==========  ===========  ==========

Shares used in diluted per share calculations.........     53,019       53,263      49,238
                                                        ==========  ===========  ==========

          The accompanying notes are an integral part of these consolidated financial statements.

          PLANTRONICS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          (in thousands)

                                                                    Fiscal Year Ended March 31,
                                                                -----------------------------------
                                                                   2000        2001         2002
                                                                ----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................... $   64,517  $    73,550  $   36,248
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization..........................      6,651        9,443       9,464
       Deferred income taxes..................................     (6,493)      (1,406)      1,028
       Income tax benefit associated with stock options.......     15,098       16,574       1,106
       Loss (gain) on disposal of fixed assets................        (12)          38         142
   Changes in assets and liabilities, excluding
       effects of acquisition:
     Accounts receivable, net.................................       (991)      (8,050)     12,559
     Inventory, net...........................................    (14,863)     (14,483)     14,532
     Other current assets.....................................      6,277          (58)        316
     Other assets.............................................       (119)        (270)        (27)
     Accounts payable.........................................      1,994         (611)      2,531
     Accrued liabilities......................................        172       (7,209)       (517)
     Income taxes payable.....................................     11,273          736        (558)
                                                                ----------  -----------  ----------
Cash provided by operating activities.........................     83,504       68,254      76,824
                                                                ----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of marketable securities..........      3,800       17,750      23,143
   Purchase of marketable securities..........................     (8,800)     (25,885)    (27,271)
   Capital expenditures and other assets......................    (17,588)     (17,393)    (11,368)
   Acquisition of Ameriphone, net of cash acquired............         --           --     (10,416)
                                                                ----------  -----------  ----------
Cash used for investing activities............................    (22,588)     (25,528)    (25,912)
                                                                ----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock.................................    (72,613)     (40,050)    (72,082)
   Proceeds from sale of treasury stock.......................      2,094        2,781       2,516
   Proceeds from exercise of stock options....................      6,875       15,097       1,189
   Other......................................................         --         (281)        (31)
                                                                ----------  -----------  ----------
Cash used for financing activities                                (63,644)     (22,453)    (68,408)
                                                                ----------  -----------  ----------
Net increase (decrease) in cash and cash equivalents..........     (2,728)      20,273     (17,496)
Cash and cash equivalents at beginning of year................     42,999       40,271      60,544
                                                                ----------  -----------  ----------
Cash and cash equivalents at end of year...................... $   40,271  $    60,544  $   43,048
                                                                ==========  ===========  ==========
SUPPLEMENTAL DISCLOSURES
 Cash paid for:
   Interest................................................... $       62  $        93  $      112
   Income taxes............................................... $   13,150  $    14,257  $   11,778

          The accompanying notes are an integral part of these consolidated financial statements.

          PLANTRONICS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          (in thousands, except share amounts)

                                                                  Accumulated
                                                                    Other                              Total
                                    Common Stock      Additional   Compre-                             Stock-
                                 -------------------   Paid-In     hensive    Retained    Treasury    holders'
                                   Shares     Amount   Capital       Loss     Earnings     Stock       Equity
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Balance at March 31, 1999....... 50,395,329  $  555  $   91,053  $     (891) $  69,559  $  (70,871) $   89,405
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Net income......................         --      --          --          --     64,517          --      64,517
Exercise of stock options.......  2,180,493      21       6,854          --         --          --       6,875
Income tax benefit associated
  with stock options............         --      --      15,098          --         --          --      15,098
Purchase of treasury stock...... (3,802,500)     --          --          --         --     (72,613)    (72,613)
Sale of treasury stock..........    123,291      --       1,350          --         --         744       2,094
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Balance at March 31, 2000....... 48,896,613     576     114,355        (891)   134,076    (142,740)    105,376
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Net income......................         --      --          --          --     73,550          --      73,550
Foreign currency
  translation adjustments.......         --      --          --        (281)        --          --        (281)
                                                                                                     ----------
Comprehensive income............                                                                        73,269
                                                                                                     ----------
Exercise of stock options.......  1,516,000      15      15,082          --         --          --      15,097
Income tax benefit associated
  with stock options............         --      --      16,574          --         --          --      16,574
Purchase of treasury stock...... (1,333,100)     --         --           --         --     (40,050)    (40,050)
Sale of treasury stock..........     99,925      --       2,177          --         --         604       2,781
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Balance at March 31, 2001....... 49,179,438     591     148,188      (1,172)   207,626    (182,186)    173,047
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Net income......................         --      --          --          --     36,248          --      36,248
Foreign currency
  translation adjustments.......         --      --          --         (31)        --          --         (31)
                                                                                                     ----------
Comprehensive income............                                                                        36,217
                                                                                                     ----------
Exercise of stock options.......    127,449       1       1,188          --         --          --       1,189
Income tax benefit associated
  with stock options............         --      --       1,106          --         --          --       1,106
Purchase of treasury stock...... (3,581,421)     --          --          --         --     (72,082)    (72,082)
Sale of treasury stock..........    133,110      --       1,712          --         --         804       2,516
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Balance at March 31, 2002....... 45,858,576  $  592  $  152,194  $   (1,203) $ 243,874  $ (253,464) $  141,993
                                 ===========  ======  ==========  ==========  =========  ==========  ==========

          The accompanying notes are an integral part of these consolidated financial statements.

          PLANTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1. THE COMPANY

          Plantronics, Inc. ("Plantronics," "we," "our," or "us"), introduced the first lightweight communications headset in 1962. Since that time, we have become a worldwide leading designer, manufacturer and marketer of lightweight communications headset products.

          2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          MANAGEMENT'S USE OF ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

          PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Plantronics and its subsidiary companies. Intercompany transactions and balances have been eliminated upon consolidation.

          FISCAL YEAR. Our fiscal year end is the Saturday closest to March 31. For purposes of presentation, we have indicated our accounting year ending on March 31. Results of operations for the fiscal year 2000 included 53 weeks. Results of operations for the fiscal year 2001 and 2002 included 52 weeks.

          CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES. We consider all highly liquid investments with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Investments maturing between three and twelve months from the date of purchase are classified as marketable securities.

          Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates that designation as of each balance sheet date. As of March 31, 2002, investment securities were classified as held-to-maturity, as we intended, and had the ability to, hold these securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates fair market value.

          The estimated fair values of cash equivalents and marketable securities are based on quoted market prices. As of March 31, 2002, we had $17.3 million in marketable securities. As of the dates below, our cash and cash equivalents consisted of the following:

                                                               March 31,
                                                        ------------------------
                                                           2001         2002
                                                        -----------  -----------
                                                            (in thousands)
Cash.................................................. $     6,884  $     7,511
Cash equivalents......................................      53,660       35,537
                                                        -----------  -----------
Cash and cash equivalents............................. $    60,544  $    43,048
                                                        ===========  ===========

          INVENTORY. Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We periodically review for excess and obsolete inventories and reduce carrying amounts to estimated net realizable value.

          DEPRECIATION AND AMORTIZATION. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are principally calculated using the straight-line method over the estimated useful lives of the respective assets. In accordance with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, for periods subsequent to April 1, 2001, but is tested annually for impairment, or more often as deemed necessary. Identified intangible assets are amortized over their estimated economic lives, which range from three to seven years.

          REVENUE RECOGNITION. Revenue is recognized net of estimated product returns, exchanges, credits for price protection, volume rebates, and sales incentive credits given to customers in excess of the fair value of benefits received when products are shipped or upon delivery to customers, depending on the terms of the sale, and when collectibility is reasonably assured. We also provide for the estimated cost of repair or replacement products under warranty at the time of sale.

          ADVERTISING COSTS. We expense all advertising costs as incurred. Advertising expense, which includes corporate and the fair value of cooperative advertising, for the years ended March 31, 2000, 2001 and 2002 was $4.3 million, $6.7 million, and $2.5 million, respectively. Advertising expense for prior fiscal years has been restated in accordance with EITF 01-9 (see Recent Accounting Pronouncements section below).

          CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject Plantronics to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade receivables. Our cash investment policies limit investments to those that are short-term and low risk. Cash equivalents have an original maturity of ninety days or less; marketable securities have an original maturity of greater than ninety days, but less than one year. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers that comprise our customer base, and their dispersion across different geographies and markets. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.

          FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of our financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, accrued expenses and liabilities, approximate fair value due to their short maturities.

          INCOME TAXES. We account for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amounts. We account for tax credits as a reduction of tax expense in the year in which the credits reduce taxes payable.

          FOREIGN OPERATIONS AND CURRENCY TRANSLATION. The functional currency of the Mexican manufacturing operations and European sales and logistics headquarters is the U.S. dollar. Accordingly, all revenues and cost of sales related to foreign operations are recorded using the U.S. dollar as functional currency. The functional currency of our foreign sales and marketing and research and development operations is the local currency of the respective operations. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations.

          EARNINGS PER SHARE. Basic Earnings Per Share ("EPS") is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the exercise of stock options.

          Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                            Fiscal Year Ended March 31,
                                                           2000        2001         2002
                                                        ----------  -----------  ----------
                                                      (in thousands, except earnings per share)
Net income............................................ $   64,517  $    73,550  $   36,248
                                                        ==========  ===========  ==========

Weighted average shares-basic.........................     49,515       49,213      47,304
Effect of dilutive securities-employee stock options..      3,504        4,050       1,934
                                                        ----------  -----------  ----------
Weighted average shares-diluted.......................     53,019       53,263      49,238
                                                        ==========  ===========  ==========
Net earnings per common share-basic................... $     1.30  $      1.49  $     0.77
                                                        ==========  ===========  ==========
Net earnings per common share-diluted................. $     1.22  $      1.38  $     0.74
                                                        ==========  ===========  ==========

          COMPREHENSIVE INCOME. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. Cumulative other comprehensive loss, as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments.

          STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and to provide additional disclosures with respect to the pro forma effects of adoption had we recorded compensation expense as provided in SFAS 123 (see note 10 to the audited financial statements).

          RECENT ACCOUNTING PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method, and changes the criteria to recognize intangible assets apart from goodwill. The adoption of SFAS 141 in fiscal year 2002 did not have a significant impact on our financial position and results of operations.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. The adoption of SFAS 142 in the first quarter of the fiscal year ending March 31, 2002, did not have a material effect on our financial position and results of operations for fiscal 2002.

          On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 requires testing long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Methods for testing impairment include estimates of future cash flows and fair value. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a significant impact on our financial statements.

          In 2001, the FASB's Emerging Issues Task Force released Issue No. 00-25, since incorporated into "EITF 01-9," "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"), which Plantronics adopted in January 2002. EITF 01-9 requires that consideration paid by a vendor to a reseller should be classified on the vendor's income statement as a reduction of revenue unless a separate identifiable benefit is received by the vendor, the fair value of the benefit can be reasonably estimated and the consideration does not exceed such value. We determined that various promotional consideration paid to distributors and retailers, which were historically classified as sales and marketing expense, should be reclassified as a reduction of revenues to comply with EITF 01-9. Financial information for all periods presented has been reclassified to comply with the new requirements.  For our fiscal years ending 2000, 2001 and 2002, the effect was to reduce revenues by $5.9 million, $10.3 million and $9.3 million, respectively, offset by an equivalent reduction in selling, general and administrative expense.  There is no impact on operating margin, net income or EPS for this accounting change.

          RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

          3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                               March 31,
                                                        ------------------------
                                                           2001         2002
                                                        -----------  -----------
                                                            (in thousands)
Accounts receivable, net:
   Accounts receivable from customers................. $    70,697  $    58,195
   Less: sales returns, promotions and rebates........     (13,216)     (11,347)
   Less: allowance for doubtful accounts..............      (2,673)      (3,010)
                                                        -----------  -----------
                                                       $    54,808  $    43,838
                                                        ===========  ===========

Inventory, net:
   Finished goods..................................... $    27,741  $    23,576
   Work in process....................................       1,280          831
   Purchased parts....................................      22,984       18,068
   Less: allowance for excess and obsolete inventory..      (3,770)      (6,372)
                                                        -----------  -----------
                                                       $    48,235  $    36,103
                                                        ===========  ===========

Property, plant and equipment:
   Land............................................... $     4,693  $     4,693
   Buildings and improvements (useful life 7-30 years)      14,692       16,350
   Machinery and equipment (useful life 2-10 years)...      49,891       52,747
                                                        -----------  -----------
                                                            69,276       73,790
   Less: accumulated depreciation.....................     (36,593)     (38,090)
                                                        -----------  -----------
                                                       $    32,683  $    35,700
                                                        ===========  ===========

Accruals:
   Employee benefits.................................. $     9,730  $    11,008
   Accrued advertising and sales and marketing........       1,756        1,938
   Warranty accrual...................................       6,619        6,420
   Accrued other......................................       7,293        6,502
                                                        -----------  -----------
                                                       $    25,398  $    25,868
                                                        ===========  ===========

          4. DEBT

          We have an unsecured revolving credit facility with a major bank for $75 million that matures on January 15, 2003. Any principal outstanding bears interest at our choice of prime rate minus 1% or LIBOR plus 0.875%, depending on the rate choice and performance level ratios. There were no borrowings outstanding under the facility at March 31, 2002. The revolving credit facility includes certain covenants that materially limit our ability to incur debt and pay dividends, among other matters. We were in compliance with the terms of the covenants as of March 31, 2002.

          5. COMMON AND TREASURY STOCK

          On June 29, 2000, our Board of Directors approved a three-for-one split of our Common Stock, effected as a stock dividend. All stockholders of record on July 18, 2000 (the "Record Date") received two additional shares for each share owned on the Record Date. Shares resulting from the split were distributed by the transfer agent on August 8, 2000. All share and per-share numbers contained herein for all periods presented reflect this stock split, unless otherwise noted.

          As of the beginning of fiscal 2000, there were 1,357,221 shares of Common Stock authorized for repurchase under our stock repurchase plan. During fiscal 2000, the Board of Directors authorized Plantronics to repurchase an additional 3,000,000 shares of Common Stock. During fiscal 2000, we repurchased 3,802,500 shares of our Common Stock in the open market at a total cost of $72.6 million, and an average price of $19.09 per share. Through our employee benefit plans, we reissued 123,291 shares for proceeds of $2.1 million. Shares repurchased in fiscal year 2000 that exceeded the additional 3,000,000 shares pertained to authorizations from prior years.

          During fiscal 2001, the Board of Directors authorized Plantronics to repurchase an additional 1,500,000 shares of Common Stock. During fiscal 2001, we repurchased 1,333,100 shares of our Common Stock in the open market at a total cost of $40.1 million, and an average price of $30.02 per share. Through our employee benefit plans, we reissued 99,925 shares for proceeds of $2.8 million.

          During fiscal 2002, the Board of Directors authorized Plantronics to repurchase an additional 3,000,000 shares of Common Stock. During fiscal 2002, we repurchased 3,581,421 shares of our Common Stock in the open market at a total cost of $72.1 million, and an average price of $20.10 per share. Through our employee benefit plans, we reissued 133,110 shares for proceeds of $2.5 million. Shares repurchased in fiscal year 2002 that exceeded the additional 3,000,000 shares pertained to authorizations from prior years. As of March 31, 2002, there were 140,200 remaining shares authorized for repurchase under all repurchase authorizations.

          Preferred Stock Rights Agreements. On March 13, 2002, Plantronics' Board of Directors adopted a Preferred Stock Rights Agreement under which we declared a dividend of one right to purchase one one-thousandth (0.001) share of Plantronics' Series A Participating Preferred Stock for each outstanding share of Common Stock. The rights will separate from the Common Stock and become exercisable following (i) the tenth (10th) day (or such later date as may be determined by the Board of Directors) after a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Stock then outstanding or (ii) the tenth (10th) business day (or such later date as may be determined by the Board of Directors) after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the then outstanding Common Stock. Each right will entitle the holder to purchase from Plantronics for an exercise price of $170.00, the "Exercise Price," subject to adjustments, one one-thousandth (0.001) of a share of Series A Preferred Stock with economic terms similar to that of one share of Common Stock. If an acquirer (an "Acquiring Person") obtains 15% or more of Plantronics' Common Stock, then each Right (other than Rights owned by an Acquiring Person or its affiliates) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of Plantronics' Common Stock having a then-current market value of twice the Exercise Price. The Rights expire on the earliest of (a) April 12, 2012 or (b) the exchange or redemption of the Rights described above. Rights will not have any voting rights.

          6. INCOME TAXES

          Income tax expense for fiscal 2000, 2001 and 2002 consisted of the following:

                                                Fiscal Year Ended March 31,
                                              --------------------------------
                                                 2000       2001       2002
                                              ----------  ---------  ---------
                                                        (in thousands)
Current:
   Federal.................................. $   29,130  $  23,132  $   2,782
   State....................................      2,419      1,900     (2,310)
   Foreign..................................      5,305      4,976      5,446

Deferred:
   Federal..................................     (6,349)    (1,371)       940
   State....................................       (144)       (35)        94
                                              ----------  ---------  ---------
                                             $   30,361  $  28,602  $   6,952
                                              ==========  =========  =========

          Pre-tax earnings of the foreign subsidiaries were $28.1 million, $34.5 million and $24.0 million for fiscal years 2000, 2001 and 2002, respectively. Cumulative earnings of foreign subsidiaries that have been permanently reinvested as of March 31, 2002 totaled $116 million.

          The following is a reconciliation between statutory federal income taxes and the total provision for taxes on pre-tax income:

                                                Fiscal Year Ended March 31,
                                              --------------------------------
                                                 2000       2001       2002
                                              ----------  ---------  ---------
                                                        (in thousands)
Tax expense at statutory rate............... $   33,208  $  35,753  $  15,120
Foreign operations taxed at different rates.     (4,422)    (7,451)    (2,956)
Foreign tax credit..........................         --     (2,097)      (181)
State taxes, net of federal benefit.........      1,572      1,900        273
R&D credit..................................       (460)      (640)    (3,049)
Favorable tax assessment....................         --         --     (2,562)
Other, net..................................        463      1,137        307
                                              ----------  ---------  ---------
                                             $   30,361  $  28,602  $   6,952
                                              ==========  =========  =========

          Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

                                                                March 31,
                                                          --------------------
                                                            2001       2002
                                                          ---------  ---------
                                                              (in thousands)
Current assets (liabilities):
   Accruals and other reserves.......................... $   6,878  $   4,790
   Other deferred tax assets............................       232      1,076
                                                          ---------  ---------
                                                         $   7,110  $   5,866
Non-current assets (liabilities):
   Deferred gains on sales of properties................ $  (2,413) $  (2,413)
   Unremitted earnings of certain subsidiaries..........    (3,357)    (3,064)
   Deferred state tax...................................       567        730
   Other deferred tax liabilities.......................      (874)    (2,418)
                                                          ---------  ---------
                                                         $  (6,077) $  (7,165)

Total net deferred tax assets (liabilities)............. $   1,033  $  (1,299)
                                                          =========  =========

          7. EMPLOYEE BENEFIT PLANS

          For fiscal 2000, subject to eligibility requirements, substantially all domestic employees participated in our qualified profit sharing and 401(k) plan. Under the plan, participating employees received quarterly cash, annual cash and annual deferred profit sharing payments. All other employees, with the exception of direct labor in Mexico, participated in quarterly cash profit sharing plans. Domestic employees also had the option of participating in a salary deferral component of the plan, qualified under Section 401(k) of the Internal Revenue Code. The profit sharing benefits were based on Plantronics' results of operations before interest and taxes, adjusted for other items. The percentage of profit distributed to employees varied by location. The profit sharing was paid in four quarterly installments, and for qualified associates, one annual cash payment and an annual deferred payment. Profit sharing payments were allocated to employees based on each participating employee's base salary as a percent of all participants' base salaries. The annual profit sharing distributions were made up of a cash distribution and a tax deferred distribution made to individual accounts of participants held in trust. The deferred portion was subject to a two-year vesting schedule based on an employee's date of hire. Total annual and quarterly profit sharing payments were $10.2 million for fiscal 2000.

          In fiscal 2001, we amended our qualified profit sharing and 401(k) plan for U.S. employees. Our profit sharing programs for non-U.S. employees remained unchanged in fiscal 2001 and fiscal 2002. For fiscal 2001 and thereafter, Plantronics offers two separate compensation programs: quarterly cash profit sharing equal to 5% of quarterly profit for distribution to qualified associates, and deferred compensation using the 3% "safe harbor" contribution under the Internal Revenue Code Sections 401(k)(12) and 401(m)(11). We also increased the employer matching contribution from 25% under the prior qualified 401(k) plan to 50% of the first 6% of pay contributed to the salary deferral plan. With this amendment, the annual cash profit sharing payment was eliminated and replaced by a 20% increase to our associates' base pay in fiscal 2001. Total quarterly profit sharing payments were $6.7 million and $2.8 million for fiscal 2001 and 2002, respectively.

          8. COMMITMENTS AND CONTINGENCIES

          MINIMUM FUTURE RENTAL PAYMENTS. We lease certain equipment and facilities under operating leases expiring in various years through 2015. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2002, (in thousands):

                                                Amount
Fiscal Year Ending March 31,                  ----------
  2003...................................... $    2,539
  2004......................................      2,129
  2005......................................      1,939
  2006......................................      1,080
  2007......................................        650
  Thereafter................................      4,041
                                              ----------
Total minimum future rental payments........ $   12,378
                                              ==========

          Total rent expense for operating leases was approximately $1.1 million in fiscal 2000, $1.8 million in fiscal 2001, and $2.5 million in fiscal 2002.

          EXISTENCE OF RENEWAL OPTIONS. Certain operating leases provide for renewal options for periods from one to three years. In the normal course of business, operating leases are generally renewed or replaced by other leases.

          CLAIMS AND LITIGATION. We are presently engaged in a lawsuit filed in the Superior Court in Santa Clara County, California by Hello Direct (now GN Hello Direct), a former Plantronics distributor which was acquired by Plantronics' competitor, GN Netcom. The lawsuit makes various claims associated with the termination of the distribution relationship between Plantronics and Hello Direct, including that Hello Direct has suffered approximately $11 million in damages as a result of the termination. We believe Hello Direct's claims are without merit and we have filed a counter-claim against them.

          Although we cannot presently determine the outcome of these claims and other such claims arising in the normal course of business, we believe the ultimate resolution of these claims is not likely to have a material adverse effect on our financial position, results of operations or cash flows. If not successful in defending our claims, however, the resulting outcome could have a material adverse impact on our business, future operating results or cash flows.

          9. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

          SEGMENTS. We are engaged in the design, manufacture, marketing and sales of telecommunications equipment including headsets, telephone headset systems, and other specialty telecommunications products. Plantronics considers itself to operate in one business segment.

          PRODUCTS AND SERVICES. We organize our operations to focus on three principal markets: call center and office products, mobile and computer products, and other specialty products. The following table presents net revenue by market:

                                                Fiscal Year Ended March 31,
                                                 2000       2001       2002
                                              ----------  ---------  ---------
                                                        (in thousands)
Net revenues from unaffiliated customers:
   Call center and office................... $  275,796  $ 313,707  $ 237,505
   Mobile and computer......................     20,247     62,688     61,387
   Other specialty products.................     13,100     14,353     12,289
                                              ----------  ---------  ---------
                                             $  309,143  $ 390,748  $ 311,181
                                              ==========  =========  =========

          MAJOR CUSTOMERS. No customer accounted for 10% or more of total revenue for fiscal year 2000, 2001 or 2002.

          GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area:

                                                Fiscal Year Ended March 31,
                                                 2000       2001       2002
                                              ----------  ---------  ---------
                                                        (in thousands)
Net revenues from unaffiliated customers:
   United States............................ $  203,905  $ 266,271  $ 213,655
   International............................    105,238    124,477     97,526
                                              ----------  ---------  ---------
                                             $  309,143  $ 390,748  $ 311,181
                                              ==========  =========  =========

Long-lived assets:
   United States............................ $   15,371  $  19,980  $  23,267
   International............................      8,206     12,703     12,433
                                              ----------  ---------  ---------
                                             $   23,577  $  32,683  $  35,700
                                              ==========  =========  =========

          10. STOCK OPTION PLANS AND STOCK PURCHASE PLANS

          EMPLOYEE STOCK OPTION PLAN. In September 1993, the Board of Directors approved the PI Parent Corporation 1993 Stock Option Plan (the "1993 Stock Option Plan"). Under the 1993 Stock Option Plan, 20,927,726 shares of Common Stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) are reserved cumulatively since inception for issuance to employees and consultants of Plantronics, as approved by the Compensation Committee of the Board of Directors and the Stock Option Plan Committee (comprised of the CEO and a representative of the Finance, Human Resources, and Legal departments). The reserved shares include 2,550,000 and 2,000,000 shares, which were authorized by the Board of Directors and approved by the stockholders for issuance in fiscal years 2001 and 2002, respectively. The 1993 Stock Plan, which has a term of ten years, provides for incentive stock options as well as nonqualified stock options to purchase shares of Common Stock. The Board of Directors may terminate the 1993 Stock Option Plan at any time at its discretion.

          Incentive stock options may not be granted at less than 100% of the estimated fair market value of our Common Stock at the date of grant, as determined by the Board of Directors, and the option term may not exceed ten years. For holders of 10% or more of the total combined voting power of all classes of our stock, incentive stock options may not be granted at less than 110% of the estimated fair market value of the Common Stock at the date of grant and the option term may not exceed five years. Nonqualified stock options may be granted at less than fair market value, provided, however, that all stock options granted on or after May 16, 2001, may not be granted at less than 100% of the estimated fair market value of our Common Stock at the date of grant.

          Options granted prior to June 1999 generally vest over a four-year period and those options granted subsequent to June 1999 generally vest over a five-year period. In July 1999, the Stock Option Plan Committee was authorized to make option grants to employees who are not senior executives pursuant to guidelines approved by the Compensation Committee and subject to quarterly reporting to the Compensation Committee.

          DIRECTORS' STOCK OPTION PLAN. In September 1993, the Board of Directors adopted a Directors' Stock Option Plan (the "Directors' Option Plan") and reserved 300,000 shares of Common Stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) for issuance to non-employee directors of Plantronics. The reserved shares include 120,000 shares, which were authorized by the Board of Directors and approved by the stockholders for issuance in fiscal year 2001. The Directors' Option Plan provides that each non-employee director shall be granted an option to purchase 12,000 shares of Common Stock on the date which the person becomes a new director. Annually thereafter, each continuing non-employee director shall be automatically granted an option to purchase 3,000 shares of Common Stock. At the end of fiscal year 2002, options for 222,000 shares of Common Stock were outstanding under the Directors' Option Plan. All options were granted at fair market value and generally vest over a four-year period.

          Stock option activity under the 1993 Stock Plan and the Directors' Stock Option Plan are as follows:

                                                 Options Outstanding
                                                 -----------------------
                                                               Weighted
                                       Shares                   Average
                                     Available                 Exercise
                                     for Grant      Shares       Price
                                    ------------ ------------  ---------
Balance at March 31, 1999..........   2,805,824    7,552,122  $    8.40
   Options Granted.................  (2,634,375)   2,634,375      21.55
   Options Exercised...............          --   (2,180,493)      3.15
   Options Cancelled...............     107,025     (107,025)     15.40
                                    ------------ ------------
Balance at March 31, 2000..........     278,474    7,898,979      13.88
   Options Authorized..............   2,670,000           --         --
   Options Granted.................  (1,720,027)   1,720,027      35.02
   Options Exercised...............          --   (1,516,000)      9.67
   Options Cancelled...............     390,984     (390,984)     20.14
                                    ------------ ------------
Balance at March 31, 2001..........   1,619,431    7,712,022      19.12
   Options Authorized..............   2,000,000           --         --
   Options Granted.................  (2,605,075)   2,605,075      19.61
   Options Exercised...............          --     (127,449)      9.74
   Options Cancelled...............     215,982     (215,982)     26.17
                                    ------------ ------------
Balance at March 31, 2002..........   1,230,338    9,973,666  $   19.21
                                    ============ ============
Exercisable at March 31, 2002...................   5,067,160
                                                 ============

          Significant option groups outstanding at March 31, 2002, and related weighted average prices and lives are as follows:

                            Options Outstanding            Options Exercisable
                  --------------------------------------- ------------------------
                     Number      Weighted                    Number
                  Outstanding    Average       Weighted   Exercisable    Weighted
                     as of      Remaining      Average       as of       Average
Range of           March 31,   Contractual     Exercise    March 31,     Exercise
Exercise Price        2002         Life         Price         2002        Price
----------------- ------------ ------------  ------------ ------------  ----------
$ 0.30-$ 11.50...   2,072,166         3.67    $     5.00    2,072,166   $    5.00
 12.13-  17.49...   2,283,790         8.03         16.15      802,425       14.00
 17.89-  21.75...   2,521,671         7.89         20.85    1,078,873       20.71
 21.88-  35.46...   2,647,907         8.14         27.74      978,381       27.00
 36.00-  55.13...     448,132         8.49         40.96      135,315       41.01
                  ------------                            ------------
$ 0.30-$ 55.13...   9,973,666         7.14    $    19.21    5,067,160   $   14.98
                  ============                            ============

          EMPLOYEE STOCK PURCHASE PLAN. On April 23, 1996, the Board of Directors of Plantronics approved the 1996 Employee Stock Purchase Plan (the "ESPP"), which was approved by the stockholders on August 6, 1996, to provide certain employees with an opportunity to purchase Common Stock through payroll deductions. The plan is a qualified plan under applicable IRS guidelines and certain highly compensated employees are excluded from participation. Under the ESPP plan effective through August 1999, the purchase price of the Common Stock was equal to 95% of the market price of the Common Stock immediately before the beginning of the applicable participation period and there was a six month holding period requirement for stock purchased. Under the ESPP plan effective beginning September 1999, the purchase price of the Common Stock is equal to 85% of the market price of the Common Stock immediately before the beginning of the applicable participation period and there is no required holding period. Each participation period is six months long.

          There were 38,193, 25,443, and 41,889 shares issued under the ESPP in fiscal 2000, 2001, and 2002, respectively.

          SENIOR EXECUTIVE STOCK OWNERSHIP PLAN. In November 1996, the Board of Directors approved a Senior Executive Stock Purchase Plan, effective January 1, 1997, to encourage ownership of our Common Stock by senior executives. This is a voluntary plan in which executives are encouraged to participate and achieve a target ownership over a five-year period in annual increments of 20% of target or more. The target ownership is equal to two times the Chief Executive Officer's base salary and one times the individual Vice Presidents' base salary. To encourage participation, we will sell our Treasury Stock to executives under this voluntary purchase program. The price will be equal to the greater of: 95% of the price set by the Board of Directors on an annual basis or 85% of the fair market value of the stock on the date of transaction. The various vehicles that are available to executives to obtain ownership of Plantronics' stock are as follows: 401(k) Plan contributions, personal IRA account purchases, Deferred Compensation Plan contributions, outright purchase of stock or exercising and holding vested stock options. The discounted price is not applicable to exercising and holding of vested stock options.

          FAIR VALUE DISCLOSURES. All options in fiscal 2000, 2001 and 2002 were granted at an exercise price equal to the market value of Plantronics' Common Stock at the date of grant.

          The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used and weighted-average fair values resulted:

                                   Stock Option Plans          Employee Stock Purchase Plan
                               Fiscal Year Ended March 31,      Fiscal Year Ended March 31,
                                2000      2001      2002         2000      2001      2002
                              --------- --------- ---------    --------- --------- ---------

Expected dividend...........         0%        0%        0%           0%        0%        0%
Expected life (in years)....       6.0       6.0       6.0          0.5       0.5       0.5
Expected volatility.........      42.0%     86.0%     51.0%        42.0%     86.0%     59.0%
Risk-free interest rate.....       5.9%      5.5%      4.5%         6.1%      6.1%      3.3%

Weighted-average fair value. $   10.89 $   26.55 $   10.50    $    3.80 $    8.39 $    4.92

          Volatility is a measure of the amount by which a price has fluctuated over an historical period. The higher the volatility, the more the returns on the stock can be expected to vary. The risk free interest rate is the rate on a U.S. Treasury bill or bond that approximates the expected life of the option.

          Had compensation expense for our stock option and stock purchase plans been determined based on the methods prescribed by SFAS 123, our net income and net income per share would have been as follows:

                                  Fiscal Year Ended March 31,
                                 2000        2001        2002
                              ----------  ----------  ----------
                            (in thousands, except earnings per share)

Net income:
   As reported.............. $   64,517  $   73,550  $   36,248
   Pro forma................ $   56,879  $   61,427  $   20,749
Diluted net income per share
   As reported.............. $     1.22  $     1.38  $     0.74
   Pro forma................ $     1.07  $     1.15  $     0.42

          11. ACQUISITION

          On January 2, 2002, we acquired 100% of the capital stock of privately held Ameriphone, Inc. ("Ameriphone") of Garden Grove, CA, to strengthen our product line in the hearing-impaired market for specialized telephones and other equipment. The results of Ameriphone's operations have been included in the consolidated financial statements since that date. Ameriphone is a leading supplier of amplified telephones and other solutions to address the needs of individuals with hearing impairment and other special needs. Ameriphone joined Plantronics' Walker business group, a leading supplier of amplified telephones, specialty handsets and communication test equipment, in serving the special needs market.

          The aggregate purchase price was $10.4 million, net of cash acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We obtained third-party valuations of inventory, goodwill and intangible assets from an independent valuation firm.

                                         January 2,
                                            2002
                                         ----------
                                         (in thousands)

   Current assets.......................    $5,555
   Property, plant and equipment........       503
   In-process research and development..       100
   Intangible assets....................     4,500
   Goodwill.............................     3,250
                                         ----------
   Total assets acquired................    13,908
                                         ----------
   Liabilities assumed..................    (3,492)
                                         ----------
   Net assets acquired...................  $10,416
                                         ==========

          $0.1 million was assigned to in-process research and development assets which was written off at the date of acquisition. This write- off is included in research and development costs. Acquired intangible assets of $4.5 million included developed technology ($2.0 million, 7 year useful life), customer contracts ($1.3 million, 7 year useful life), patents and trademarks ($1.0 million, 7 year useful life), and non-compete agreements ($0.2 million, 5 year useful life).

          The following unaudited pro forma summary presents our results of operations assuming the Ameriphone acquisition had been consummated at the beginning of the period:

                           March 31,
                     --------------------
                       2001       2002
                     ---------  ---------
        (in thousands, except per share amounts)
Revenue............ $ 402,916  $ 320,307
Net income.........    74,401     37,510
Diluted EPS........ $    1.40  $    0.76

          12. GOODWILL AND INTANGIBLES

          During the first quarter of fiscal year 2002, we early-adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." In accordance with SFAS 142, we discontinued goodwill amortization in April 2001.

          The following table presents net income on a comparable basis, after adjustment for goodwill amortization:

                                          Fiscal Year Ended March 31,
                                        2000         2001          2002
                                      ---------    ---------    ----------
                                   (in thousands, except earnings per share)
Reported net income................ $   64,517   $   73,550   $    36,248
 Add back : goodwill amortization..        174          695            --
                                      ---------    ---------    ----------
 Adjusted net income............... $   64,691   $   74,245   $    36,248
                                      =========    =========    ==========
Basic earnings per share:
 As reported....................... $     1.30   $     1.49   $      0.77
 As adjusted....................... $     1.31   $     1.51   $      0.77

Diluted earnings per share:
 As reported....................... $     1.22   $     1.38   $      0.74
 As adjusted....................... $     1.22   $     1.39   $      0.74

          Aggregate amortization expense on intangibles for fiscal 2001 and 2002 was $0.4 million and $0.6 million, respectively. The following table presents information on acquired intangible assets (in thousands):

                                             March 31, 2001                  March 31, 2002

                                     Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                         Amount       Amortization       Amount       Amortization
                                     --------------  --------------  --------------  --------------
Intangible assets
Technology......................... $          460  $         (192) $        2,460  $         (417)
State contracts....................                             --           1,300             (46)
Patents............................                             --             700             (25)
Customer lists.....................            533            (222)            533            (400)
Trademarks.........................                             --             300             (11)
Workforce in place.................            278             (70)             --              --
Non-compete agreements.............                             --             200             (10)
In-process research and development             96             (96)            196            (196)
                                     --------------  --------------  --------------  --------------
Total.............................. $        1,367  $         (580) $        5,689  $       (1,105)
                                     ==============  ==============  ==============  ==============

Estimated amortization expense
Fiscal Year Ending March 31,
  2003............................................. $          902
  2004............................................. $          654
  2005............................................. $          654
  2006............................................. $          654
  2007............................................. $          644

          The following table summarizes the changes in the carrying amount of goodwill during the fiscal year 2001 and 2002:

                                      2001       2002
                                    ---------  ---------
                                    (in thousands)
Balance, April 1.................. $   6,779  $   6,084
  Acquisition.....................        --      3,250
  Amortization....................      (695)        --
  Reclassification of intangible..        --        208
                                    ---------  ---------
Balance, March 31................. $   6,084  $   9,542
                                    =========  =========

          13. FOREIGN CURRENCY HEDGING

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

          During the first quarter of fiscal year 2002, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which did not have a material impact on our financial position.

          As of March 31, 2002, we had approximately $4.1 million of foreign currency forward-exchange contracts outstanding, in the Euro and British Pound Sterling, as a hedge against our forecasted foreign currency-denominated receivables, payables and cash balances. The following table summarizes our net currency position, and approximate U.S. dollar equivalent, at March 31, 2002:

          (in thousands)               USD
          Local Currency  Equivalent  Position  Maturity
         --------------  ----------  --------  --------
EUR              3,388    $   3,000    Sell     1 month
GBP                774    $   1,100    Sell     1 month

          Foreign currency transaction losses, net of the effect of hedging activity, for fiscal 2000, 2001 and 2002 were $0.8 million, $2.2 million and $0.4 million, respectively.

          MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

          TO OUR STOCKHOLDERS

          The management of Plantronics, Inc. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

          We maintain an effective internal control structure. It consists, in part, of organizational arrangements with clearly defined lines of responsibility and delegation of authority, and comprehensive systems and control procedures. We believe this structure provides reasonable assurance that transactions are executed in accordance with management authorization, and that they are appropriately recorded in order to permit preparation of financial statements in conformity with generally accepted accounting principles and to adequately safeguard, verify and maintain accountability of assets. Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of March 31, 2002, provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.

          To assure the effective administration of internal control, we carefully select and train our employees, develop and disseminate written policies and procedures, provide appropriate communication channels, and foster an environment conducive to the effective functioning of controls. We maintain an active Standards of Conduct program intended to provide that employees adhere to the highest standards of personal and professional integrity.

          The Audit Committee of the Board of Directors consists of three directors who are not employees and who are, in the opinion of the Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as an Audit Committee member. The Audit Committee annually recommends to the Board independent auditors for appointment, subject to stockholder ratification. Pursuant to stockholder approval at last year's annual meeting, PricewaterhouseCoopers LLP was selected as our independent accountants. The Audit Committee met during the year with representatives of management and our independent accountants to review our financial reporting process and our controls to safeguard assets. Our independent accountants at all times have full and free access to the Audit Committee.

          The accounting firm of PricewaterhouseCoopers LLP has performed an independent audit of our financial statements. Management has made available to PricewaterhouseCoopers LLP all of the financial records of Plantronics and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to PricewaterhouseCoopers LLP during its audit were valid and appropriate. The accounting firm's report appears below.

/S/ Ken Kannappan Ken Kannappan President and Chief Executive Officer	/S/ Barbara Scherer Barbara Scherer Senior Vice President--Finance & Administration and Chief Financial Officer

          REPORT OF INDEPENDENT ACCOUNTANTS

          TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PLANTRONICS, INC.

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at March 31, 2002 and March 31, 2001 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in item 14(a) of the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          /S/ PricewaterhouseCoopers LLP
          PricewaterhouseCoopers LLP
          San Jose, California
          April 18, 2002

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

          PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information regarding the identification and business experience of our directors under the caption "Nominees" under the main caption "Proposal One -- Election of Directors" in our definitive 2002 Proxy Statement for the annual meeting of stockholders to be held on July 17, 2002, as filed with the Securities and Exchange Commission on or about June 24, 2002, is incorporated herein by this reference. For information regarding the identification and business experience of our executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to our executive officers and directors under the caption "Compliance With Section 16(a) of the Exchange Act" in our 2002 Proxy Statement is incorporated herein by this reference.

          ITEM 11. EXECUTIVE COMPENSATION

          The information under the captions "Executive Compensation" and "Compensation of Directors" in our 2002 Proxy Statement is incorporated herein by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information under the captions "Equity Compensation Plan Information" and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in the 2002 Proxy Statement are incorporated herein by this reference.

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information under the caption "Certain Transactions" in the 2002 Proxy Statement is incorporated herein by this reference.

          With the exception of the information specifically incorporated by reference from the 2002 Proxy Statement in Parts II and III of this Annual Report on Form 10-K, the 2002 Proxy Statement shall not be deemed to be filed as part of this report.

          PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1) Financial Statements. See Item 8.

          (2) Financial Statement Schedules.

          PLANTRONICS, INC.
          SCHEDULE II: VALUATION AND QUALIFYING
          ACCOUNTS AND RESERVES
          (IN THOUSANDS)

                                       Balance   Charged to
                                         at      Expenses               Balance
                                      Beginning  or Other               at End
                                       of Year   Accounts   Deductions  of Year
                                      ---------  ---------  ---------  ---------
Allowance for doubtful accounts:
 Year ended March 31, 2000.......... $   2,326  $     205  $    (387) $   2,144

 Year ended March 31, 2001..........     2,144      1,433       (904)     2,673

 Year ended March 31, 2002..........     2,673      1,032       (695)     3,010

Inventory reserves:
 Year ended March 31, 2000..........     6,043        159     (2,484)     3,718

 Year ended March 31, 2001..........     3,718      1,328     (1,276)     3,770

 Year ended March 31, 2002..........     3,770      6,137     (3,535)     6,372

Warranty reserves:
 Year ended March 31, 2000..........     6,588      5,623     (4,717)     7,494

 Year ended March 31, 2001..........     7,494      7,336     (8,211)     6,619

 Year ended March 31, 2002..........     6,619      9,045     (9,244)     6,420

          (3) Exhibits. The exhibits listed under Item 14(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

          (b) Reports on Form 8-K.On April 11, 2002, Plantronics filed the Form 8-K with the SEC regarding a press release issued by Plantronics on March 15, 2002 announcing that the Board of Directors of Plantronics approved the adoption of a Stockholder Rights Plan.

          (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Description of Document
3.1	Amended and Restated By-Laws of the Registrant.
3.2.1

          Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference to Exhibit (3.1) to the Registrant's Quarterly Report on Form 10-Q, SEC File Number 1-12696, for the fiscal quarter ended December 25, 1993, filed on March 4, 1994).

3.2.2

          Certificate of Retirement and Elimination of Preferred Stock and Common Stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated herein by reference to Exhibit (3.3) of the Registrant's Annual Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 30, 1996, filed on June 27, 1996).

3.2.3

          Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference to Exhibit (3.1) to the Registrant's Quarterly Report on Form 10-Q, SEC File Number 1-12696, for the fiscal quarter ended June 28, 1997, filed on August 8, 1997).

3.2.4

          Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference to Exhibit (4.2) to the Registrant's Registration Statement on Form S-8, No. 33-70744, filed on July 31, 2000).

3.3

          Registrant's Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002 (incorporated herein by reference to Exhibit (3.6) to the Registrant's Form 8-A filed on March 29, 2002).

4.1

          Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to Exhibit (4.1) to the Registrant's Form 8-A filed on March 29, 2002).

10.1

          Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference to Exhibit (10.1) to the Registrant's Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 31, 2001, filed on June 1, 2001).

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

10.4.1

          Regular and Supplemental Bonus Plan (incorporated herein by reference to Exhibit (10.(4(a)) to the Registrant's Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 31, 2001, filed on June 1, 2001).

10.4.2

          Overachievement Bonus Plan (incorporated herein by reference to Exhibit (10.(4(b)) to the Registrant's Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 31, 2001, filed on June 1, 2001).

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

10.8*	1993 Stock Option Plan.
10.9.1*

          1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (10.29) to the Registrant's Registration Statement on Form S-1 (as amended), SEC File Number 33-70744, filed on October 20, 1993).

10.9.2*

          Amendment Effective as of April 23, 1996 to the 1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration Statement on Form S-8, SEC File Number 333-14833, filed on October 25, 1996).

10.9.3*

          Amendment No. 2 effective as of November 4, 1996 to the 1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (10.(9(a)) to the Registrant's Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 31, 2001, filed on June 1, 2001).

10.9.4*

          Amendment No. 3 to the 1993 Director Stock Option Plan effective as of June 29, 2000 (incorporated herein by reference to Exhibit (10.9(b)) to the Registrant's Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 31, 2001, filed on June 1, 2001).

10.9.5*	Amendment No. 4 to the 1993 Director Stock Option Plan.
10.10.1	1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration Statement on Form S-8, SEC File Number 333-14833, filed on October 25, 1996).
10.10.2	2002 Employee Stock Purchase Plan.
10.11.1

          Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference to Exhibit (4.3) to the Registrant's Registration Statement on Form S-8, SEC File Number 333-19351, filed on January 7, 1997).

10.11.2*

          Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference to Exhibit (10.11) to the Registrant's Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 31, 2001, filed on June 1, 2001).

10.12*

          Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference to Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (as amended), SEC File Number 333-19351, filed on March 25, 1997).

10.13.1*

          Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference to Exhibit (4.5) to the Registrant's Registration Statement on Form S-8 (as amended), SEC File Number 333-19351, filed on March 25, 1997).

10.13.2

          Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference to Exhibit (4.6) to the Registrant's Registration Statement on Form S-8 (as amended), SEC File Number 333-19351, filed on March 25, 1997).

10.13.3

          Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference to Exhibit (4.7) to the Registrant's Registration Statement on Form S-8 (as amended), SEC File Number 333-19351, filed on March 25, 1997).

10.14*

          Employment Agreement dated as of July 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference to Exhibit (10.15) of the Registrant's Annual Report on Form 10-K405, SEC File Number 1-12696, for the fiscal year ended April 1, 2000, filed on June 1, 2000).

10.15.1

          Credit Agreement dated as of November 29, 1999 between Registrant and Wells Fargo Bank N.A (incorporated herein by reference to Exhibit (10.16) of the Registrant's Annual Report on Form 10-K405, SEC File Number 1-12696, for the fiscal year ended April 1, 2000, filed on June 1, 2000).

10.15.2

          First Amendment to Credit Agreement, dated as of November 27, 2000 (incorporated herein by reference to Exhibit (10.15) to the Registrant's Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 31, 2001, filed on June 1, 2001).

10.15.3

          Second Amendment to Credit Agreement, dated as of November 1, 2001 (incorporated herein by reference to Exhibit (10.15) to the Registrant's Report on Form 10-Q, SEC File Number 1-12696, for the fiscal year ended December 31, 2001, filed on February 12, 2002).

21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

          SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the
Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTRONICS, INC.

          June 21, 2002

By:
    /s/ S. Kenneth Kannappan

S. Kenneth Kannappan

    Chief Executive Officer

          Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature

Title

Date

    /s/ S. Kenneth Kannappan
(S. Kenneth Kannappan)
    President, Chief Executive Officer
and Director (Principal Executive Officer)
June 21, 2002

    /s/ Barbara V. Scherer
(Barbara V. Scherer)
    Senior Vice President and Chief
      Financial Officer (Principal Financial Officer and Principal Accounting
Officer)
June 21, 2002

    /s/ Marvin Tseu  (Marvin
Tseu)
    Chairman of the Board and Director

June 21, 2002

    /s/ Patti Hart  (Patti
Hart)
Director
June 21, 2002

    /s/ Robert F.B. Logan
(Robert F.B. Logan)
Director
June 21, 2002

    /s/ M. Saleem Muqaddam
(M. Saleem Muqaddam)
Director
June 21, 2002

    /s/ John M. O'Mara
(John M. O'Mara)
Director
June 21, 2002

    /s/ Trude C. Taylor
(Trude C. Taylor)
Director
June 21, 2002

    /s/ David A. Wegmann
(David A. Wegmann)
Director
June 21, 2002

    /s/ Roger Wery
(Roger Wery)
Director
    June 21, 2002

          EXHIBITS INDEX

Exhibit Number

Description of Document

3.1

Amended and Restated By-Laws of the Registrant.

3.2.1

          Restated Certificate of Incorporation of the Registrant filed with the
      Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference to Exhibit (3.1) to the Registrant's Quarterly Report on Form
      10-Q, SEC File Number 1-12696, for the fiscal quarter ended December 25,
      1993, filed on March 4, 1994).

3.2.2

          Certificate of Retirement and Elimination of Preferred Stock and Common
      Stock of the Registrant filed with the Secretary of State of Delaware on
      January 11, 1996 (incorporated herein by reference to Exhibit (3.3) of the
      Registrant's Annual Report on Form 10-K, SEC File Number 1-12696, for the
      fiscal year ended March 30, 1996, filed on June 27, 1996).

3.2.3

          Certificate of Amendment of Restated Certificate of Incorporation of
      the Registrant filed with the Secretary of State of Delaware on August 7,
      1997 (incorporated herein by reference to Exhibit (3.1) to the
      Registrant's Quarterly Report on Form 10-Q, SEC File Number 1-12696, for
      the fiscal quarter ended June 28, 1997, filed on August 8, 1997).

3.2.4

          Certificate of Amendment of Restated Certificate of Incorporation of
      the Registrant filed with the Secretary of State of Delaware on May 23,
      2000 (incorporated herein by reference to Exhibit (4.2) to the
      Registrant's Registration Statement on Form S-8, No. 33-70744, filed on
      July 31, 2000).

3.3

          Registrant's Certificate of Designation of Rights, Preferences and
      Privileges of Series A Participating Preferred Stock filed with the
      Secretary of State of the State of Delaware on April 1, 2002 (incorporated herein by reference to Exhibit (3.6) to the Registrant's Form 8-A filed on
      March 29, 2002).

4.1

          Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the
      Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively
      (incorporated herein by reference to Exhibit (4.1) to the Registrant's
      Form 8-A filed on March 29, 2002).

10.1

          Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference to Exhibit (10.1) to the Registrant's Report on Form
      10-K, SEC File Number 1-12696, for the fiscal year ended March 31, 2001, filed on June 1, 2001).

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

10.4.1

          Regular and Supplemental Bonus Plan (incorporated herein by reference to Exhibit (10.(4(a)) to the Registrant's Report on Form 10-K, SEC File
      Number 1-12696, for the fiscal year ended March 31, 2001, filed on June 1,
      2001).

10.4.2

          Overachievement Bonus Plan (incorporated herein by reference to Exhibit
      (10.(4(b)) to the Registrant's Report on Form 10-K, SEC File Number
      1-12696, for the fiscal year ended March 31, 2001, filed on June 1, 2001).

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

10.8*

1993 Stock Option Plan.

10.9.1*

          1993 Director Stock Option Plan (incorporated herein by reference to
      Exhibit (10.29) to the Registrant's Registration Statement on Form S-1 (as
      amended), SEC File Number 33-70744, filed on October 20, 1993).

10.9.2*

          Amendment Effective as of April 23, 1996 to the 1993 Director Stock
      Option Plan (incorporated herein by reference to Exhibit (4.4) to the
      Registrant's Registration Statement on Form S-8, SEC File Number
      333-14833, filed on October 25, 1996).

10.9.3*

          Amendment No. 2 effective as of November 4, 1996 to the 1993 Director
      Stock Option Plan (incorporated herein by reference to Exhibit (10.(9(a))
      to the Registrant's Report on Form 10-K, SEC File Number 1-12696, for the
      fiscal year ended March 31, 2001, filed on June 1, 2001).

10.9.4*

          Amendment No. 3 to the 1993 Director Stock Option Plan effective as of
      June 29, 2000 (incorporated herein by reference to Exhibit (10.9(b)) to the Registrant's Report on Form 10-K, SEC File Number 1-12696, for the
      fiscal year ended March 31, 2001, filed on June 1, 2001).

10.9.5*

       Amendment No. 4 to the 1993 Director Stock Option Plan.

10.10.1

       1996 Employee Stock Purchase Plan (incorporated herein by reference to
      Exhibit (4.5) to the Registrant's Registration Statement on Form S-8, SEC
File Number 333-14833, filed on October 25, 1996).

10.10.2

2002 Employee Stock Purchase Plan.

10.11.1

          Trust Agreement Establishing the Plantronics, Inc. Annual Profit
      Sharing/Individual Savings Plan Trust (incorporated herein by reference to
      Exhibit (4.3) to the Registrant's Registration Statement on Form S-8, SEC
      File Number 333-19351, filed on January 7, 1997).

10.11.2*

          Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000
      (incorporated herein by reference to Exhibit (10.11) to the Registrant's
      Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended
      March 31, 2001, filed on June 1, 2001).

10.12*

          Resolutions of the Board of Directors of Plantronics, Inc. Concerning
      Executive Stock Purchase Plan (incorporated herein by reference to Exhibit
      (4.4) to the Registrant's Registration Statement on Form S-8 (as amended),
      SEC File Number 333-19351, filed on March 25, 1997).

10.13.1*

          Plantronics, Inc. Basic Deferred Compensation Plan, as amended August
      8, 1996 (incorporated herein by reference to Exhibit (4.5) to the
      Registrant's Registration Statement on Form S-8 (as amended), SEC File
      Number 333-19351, filed on March 25, 1997).

10.13.2

          Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock
      Compensation Plan (incorporated herein by reference to Exhibit (4.6) to the Registrant's Registration Statement on Form S-8 (as amended), SEC File
      Number 333-19351, filed on March 25, 1997).

10.13.3

          Plantronics, Inc. Basic Deferred Compensation Plan Participant Election
      (incorporated herein by reference to Exhibit (4.7) to the Registrant's
      Registration Statement on Form S-8 (as amended), SEC File Number
      333-19351, filed on March 25, 1997).

10.14*

          Employment Agreement dated as of July 4, 1999 between Registrant and
      Ken Kannappan (incorporated herein by reference to Exhibit (10.15) of the
      Registrant's Annual Report on Form 10-K405, SEC File Number 1-12696, for
      the fiscal year ended April 1, 2000, filed on June 1, 2000).

10.15.1

          Credit Agreement dated as of November 29, 1999 between Registrant and
      Wells Fargo Bank N.A (incorporated herein by reference to Exhibit (10.16)
      of the Registrant's Annual Report on Form 10-K405, SEC File Number
      1-12696, for the fiscal year ended April 1, 2000, filed on June 1, 2000).

10.15.2

          First Amendment to Credit Agreement, dated as of November 27, 2000
      (incorporated herein by reference to Exhibit (10.15) to the Registrant's
      Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended
      March 31, 2001, filed on June 1, 2001).

10.15.3

          Second Amendment to Credit Agreement, dated as of November 1, 2001
      (incorporated herein by reference to Exhibit (10.15) to the Registrant's
      Report on Form 10-Q, SEC File Number 1-12696, for the fiscal year ended
      December 31, 2001, filed on February 12, 2002).

21

Subsidiaries of the Registrant.

23

       Consent of PricewaterhouseCoopers LLP, Independent Accountants.

*

       Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.