Form 10-Q
period 2002-06-30
PLANTRONICS INC /CA/
filed 2002-08-13
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of shares outstanding of registrant's common stock as of July 26, 2002 was 45,916,322.

Plantronics, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             March 31,     June 30,
                                                              2002          2002
                                                          ------------  ------------
ASSETS
Current assets:
     Cash, cash equivalents and marketable securities .. $     60,310  $     71,872
     Accounts receivable, net ..........................       43,838        44,714
     Inventory, net ....................................       36,103        37,695
     Deferred income taxes .............................        5,866         6,653
     Other current assets ..............................        2,452         2,608
                                                          ------------  ------------
         Total current assets ..........................      148,569       163,542
Property, plant and equipment, net .....................       35,700        36,581
Intangibles, net .......................................        4,584         4,338
Goodwill, net ..........................................        9,542         9,539
Other assets, net ......................................        2,663         2,293
                                                          ------------  ------------
         Total assets .................................. $    201,058  $    216,293
                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................. $     14,071  $     13,190
     Accrued liabilities ...............................       25,868        28,048
     Income taxes payable ..............................       11,961        13,514
                                                          ------------  ------------
         Total current liabilities .....................       51,900        54,752
Deferred tax liability .................................        7,165         7,897
                                                          ------------  ------------
           Total liabilities ...........................       59,065        62,649
                                                          ------------  ------------
Stockholders' equity:
     Common stock, $0.01 par value per share; 100,000
       shares authorized, 59,226 and 59,328 shares
       issued and outstanding at March 31, 2002 and
       June 30, 2002, respectively......................          592           593
     Additional paid-in capital ........................      152,194       153,758
     Accumulated other comprehensive loss ..............       (1,203)         (316)
     Retained earnings .................................      243,874       254,048
                                                          ------------  ------------
                                                              395,457       408,083
     Less: Treasury stock (common: 13,368 and 13,396
       shares outstanding at March 31, 2002 and
       June 30, 2002, respectively) at cost ............     (253,464)     (254,439)
                                                          ------------  ------------
         Total stockholders' equity ....................      141,993       153,644
                                                          ------------  ------------
         Total liabilities and stockholders' equity .... $    201,058  $    216,293
                                                          ============  ============

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                   Three Months Ended
                                                        June 30,
                                                  --------------------
                                                     2001       2002
                                                  ---------  ---------
Net sales ...................................... $  77,790  $  80,268
Cost of sales ..................................    41,046     38,810
                                                  ---------  ---------
    Gross profit ...............................    36,744     41,458
                                                  ---------  ---------
Operating expenses:
    Research, development and engineering ......     7,657      8,250
    Selling, general and administrative ........    18,326     19,606
                                                  ---------  ---------
           Total operating expenses ............    25,983     27,856
                                                  ---------  ---------
Operating income ...............................    10,761     13,602
Interest and other income, net .................       500        933
                                                  ---------  ---------
Income before income taxes .....................    11,261     14,535
Income tax expense .............................     3,153      4,361
                                                  ---------  ---------
Net income ..................................... $   8,108  $  10,174
                                                  =========  =========

Basic earnings per common share (Note 5) ....... $    0.17  $    0.22
                                                  =========  =========

Shares used in basic per share calculations.....    48,266     45,882
                                                  =========  =========

Diluted earnings per common share (Note 5) ..... $    0.16  $    0.21
                                                  =========  =========

Shares used in diluted per share calculations...    50,029     47,722
                                                  =========  =========

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                   Three Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                     2001        2002
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................... $    8,108  $   10,174
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization ......................      2,062       2,880
           Deferred income taxes ..............................      1,522         (55)
           Income tax benefit associated with stock options ...        101         652
           Loss (gain) on disposal of fixed assets ............         (2)         13
      Changes in assets and liabilities:
           Accounts receivable, net ...........................      9,535        (876)
           Inventory, net .....................................      2,383      (1,592)
           Other current assets ...............................       (110)       (156)
           Other assets .......................................          2         346
           Accounts payable ...................................      2,088        (881)
           Accrued liabilities ................................     (1,416)      2,180
           Income taxes payable ...............................        787       1,553
                                                                 ----------  ----------
Cash provided by operating activities .........................     25,060      14,238
                                                                 ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of marketable securities .......         --      10,000
      Purchase of marketable securities .......................    (10,000)         --
      Capital expenditures ....................................     (2,219)     (3,501)
                                                                 ----------  ----------
Cash provided by (used for) investing activities ..............    (12,219)      6,499
                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock ..............................    (19,649)     (1,131)
      Proceeds from sale of treasury stock ....................        588         530
      Proceeds from exercise of stock options .................         88         538
      Foreign currency translation.............................        (63)        887
                                                                 ----------  ----------
Cash provided by (used for) financing activities ..............    (19,036)        824
                                                                 ----------  ----------
Net increase (decrease) in cash and cash equivalents ..........     (6,195)     21,561
Cash and cash equivalents at beginning of period ..............     60,544      43,048
                                                                 ----------  ----------
Cash and cash equivalents at end of period .................... $   54,349  $   64,609
                                                                 ==========  ==========
Supplemental disclosures of cash flow information:
   Cash paid for:
           Interest ........................................... $       26  $       34
           Income taxes ....................................... $      761  $    2,143

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," "we," "our," or the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended March 31, 2002. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period balances have been reclassified to conform to the current period presentation. The interim financial statements should be read in connection with the financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

2. PERIODS PRESENTED

Our fiscal year-end is the Saturday closest to March 31 and the first fiscal quarter-end is the last Saturday in June. For purposes of presentation, we have indicated our accounting year ending on March 31, or the month-end for interim quarterly periods. Our fiscal quarters ended June 30, 2001, and June 30, 2002, consisted of thirteen weeks each.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                            March 31,   June 30,
                                                              2002        2002
                                                           ----------  ----------

Cash, cash equivalents and marketable securities:
    Cash and cash equivalents ........................... $   43,048  $   64,609
    Marketable securities ...............................     17,262       7,263
                                                           ----------  ----------
                                                          $   60,310  $   71,872
                                                           ==========  ==========

Accounts receivable, net:
    Accounts receivable from customers .................. $   58,195  $   60,347
    Less: sales returns, promotions and rebates .........    (11,347)    (12,569)
    Less: allowance for doubtful accounts ...............     (3,010)     (3,064)
                                                           ----------  ----------
                                                          $   43,838  $   44,714
                                                           ==========  ==========

Inventory, net:
    Finished goods ...................................... $   23,576  $   27,131
    Work in process .....................................        831         891
    Purchased parts .....................................     18,068      17,472
    Less: allowance for excess and obsolete inventory ...     (6,372)     (7,799)
                                                           ----------  ----------
                                                          $   36,103  $   37,695
                                                           ==========  ==========

Property, plant and equipment, net:
    Land ................................................ $    4,693  $    4,693
    Buildings and improvements (useful lives: 7-30 years)     16,350      17,413
    Machinery and equipment (useful lives: 2-10 years) ..     52,747      55,264
                                                           ----------  ----------
                                                              73,790      77,370
    Less: accumulated depreciation ......................    (38,090)    (40,789)
                                                           ----------  ----------
                                                          $   35,700  $   36,581
                                                           ==========  ==========

Accrued liabilities:
    Employee benefits ................................... $   11,008  $   11,661
    Accrued advertising and sales and marketing .........      1,938       2,502
    Warranty accrual ....................................      6,420       6,410
    Accrued other .......................................      6,502       7,475
                                                           ----------  ----------
                                                          $   25,868  $   28,048
                                                           ==========  ==========

4. FOREIGN CURRENCY TRANSACTIONS

The functional currency of the Mexican manufacturing operations and European sales and logistics headquarters is the U.S. dollar. Accordingly all revenues and cost of sales related to foreign operations are recorded using the U.S. dollar as functional currency. The functional currency of our foreign sales and marketing offices and research and development facilities is the local currency of the respective operations. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations.

Beginning in the first quarter of fiscal year 2002, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge a portion of our exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

As of June 30, 2002, we had approximately $4.2 million of foreign currency forward-exchange contracts outstanding, denominated in the Euro and British Pound Sterling, as a hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The following table summarizes our net currency position, and approximate U.S. dollar equivalent (in thousands), at June 30, 2002:

                             USD
           Local Currency    Equivalent   Position    Maturity
          ----------------  ------------ ----------- -----------
EUR                 3,238  $      3,200     Sell       1 month
GBP                   656  $      1,000     Sell       1 month

Foreign currency transactions, net of the effect of hedging activity, resulted in a net gain of $0.3 million for the fiscal quarter ended June 30, 2002, which is included in interest and other income in the results of operations, compared to a net loss of approximately $0.3 million in the quarter ended June 30, 2001.

5. COMPUTATION OF EARNINGS PER COMMON SHARE

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

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                   Three Months Ended
                                                        June 30,
                                                  --------------------
(In thousands, except earnings per share)            2001       2002
                                                  ---------  ---------
Net income...................................... $   8,108  $  10,174
                                                  =========  =========

Weighted average shares - basic.................    48,266     45,882
Effect of dilutive securities - employee
   stock options................................     1,763      1,840
                                                  ---------  ---------
Weighted average shares - diluted...............    50,029     47,722
                                                  =========  =========

Net earnings per common share - basic........... $    0.17  $    0.22
                                                  =========  =========

Net earnings per common share - diluted......... $    0.16  $    0.21
                                                  =========  =========

6. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                    Three Months Ended
                                                         June 30,
                                                  --------------------
                                                     2001       2002
                                                  ---------  ---------
Net income...................................... $   8,108  $  10,174

  Foreign currency translation..................       (63)       887
                                                  ---------  ---------
Total........................................... $   8,045  $  11,061
                                                  =========  =========

The increase in the foreign currency translation adjustment in the current quarter was due to strengthening foreign currencies in countries where the local currency is the functional currency of the entity. During the three months ended June 30, 2002, exchange rates for the Euro and British Pound Sterling relative to the U.S. dollar increased 13% and 7%, respectively.

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

PRODUCTS AND SERVICES. We organize our operations to focus on three principal markets: call center and office products, mobile and computer products, and other specialty products. The following table presents net revenue by market (in thousands):

                                                    Three Months Ended
                                                         June 30,
                                                  --------------------
                                                     2001       2002
                                                  ---------  ---------
Net revenues from unaffiliated customers:
   Call center and office....................... $  62,753  $  61,568
   Mobile and computer..........................    12,511     12,730
   Other specialty products.....................     2,526      5,970
                                                  ---------  ---------
                                                 $  77,790  $  80,268
                                                  =========  =========

MAJOR CUSTOMERS. No one customer accounted for 10% or more of total revenue from consolidated sales for the quarters ended June 30, 2001 and 2002.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area (in thousands):

                                      Three Months Ended
                                           June 30,
                                    ------------------------
                                       2001         2002
                                    -----------  -----------
Net revenues from unaffiliated
customers:
   United States.................. $    50,089  $    55,614
   International..................      27,701       24,654
                                    -----------  -----------
                                   $    77,790  $    80,268
                                    ===========  ===========

                                       March 31,    June 30,
                                        2002         2002
                                    -----------  -----------
Long-lived assets:
   United States.................. $    23,267  $    22,530
   International..................      12,433       14,051
                                    -----------  -----------
                                   $    35,700  $    36,581
                                    ===========  ===========

8. RECENT ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 requires testing long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Methods for testing impairment include estimates of future cash flows and fair value. Additionally, SFAS 144 expands the scope of discontinued operations to included all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Adopted in the first quarter of fiscal year 2003, SFAS 144 did not have a material effect on our financial position and results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force No. 94-3 pursuant to which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe that the adoption of this statement will not have a material impact on our financial position and results of operations.

9. GOODWILL AND INTANGIBLES

During the first quarter of fiscal year 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." In accordance with SFAS 142, we discontinued goodwill amortization in April 2001. Accordingly, there was no adjustment to reported net income for goodwill amortization for the quarters ended June 30, 2001 and June 30, 2002.

Aggregate amortization expense on intangibles for the quarters ended June 30, 2001 and 2002 was $0.04 million and $0.2 million, respectively. The following table presents information on acquired intangible assets (in thousands):

                                           March 31, 2002              June 30, 2002
                                    --------------------------  --------------------------
                                    Gross Carrying Accumulated  Gross Carrying Accumulated
                                       Amount      Amortization    Amount      Amortization
                                    -------------  -----------  -------------  -----------
Intangible assets
Technology........................ $       2,460  $      (417) $       2,460  $      (527)
State contracts...................         1,300          (46)         1,300          (93)
Patents...........................           700          (25)           700          (50)
Customer lists....................           533         (400)           533         (444)
Trademarks........................           300          (11)           300          (21)
Non-compete agreements............           200          (10)           200          (20)
                                    -------------  -----------  -------------  -----------
Total............................. $       5,493  $      (909) $       5,493  $    (1,155)
                                    =============  ===========  =============  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and include, but are not necessarily limited to, all of the statements marked below with an asterisk ("*"). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." The following discussions titled "Results of Operations" and "Financial Condition" should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, our Annual Report on Form 10-K, as well as the section below entitled "Risk Factors Affecting Future Operating Results." We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

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

REVENUE RECOGNITION. Plantronics recognizes revenue net of estimated product returns, expected payments to resellers for customer programs including cooperative advertising and marketing development funds, volume rebates, and special pricing programs. Product returns are provided for at the time revenue is recognized, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates. Should these product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period and on estimates for what is due to resellers for estimated credits earned during the period. If market conditions were to decline, Plantronics may take action to increase promotional programs resulting in incremental reductions in revenue at the time incentives are offered based on our estimate of inventory in the channel that is subject to such pricing actions.

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

INVENTORY. Plantronics maintains reserves for estimated excess and obsolete inventory based on projected future shipments using historical selling rates, market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for Plantronics' products and corresponding demand were to decline, then additional reserves may be deemed necessary.

Plantronics provides for the estimated cost of warranties at the time revenue is recognized. While Plantronics engages in extensive product quality programs and processes, and is ISO 9000 certified our warranty obligation is affected by product failure rates and material usage levels. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

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

                                                    Three Months Ended
                                                       June 30,
                                                  --------------------
                                                     2001       2002
                                                  ---------  ---------
Net sales ......................................     100.0%    100.0%
Cost of sales ..................................      52.8       48.4
                                                  ---------  ---------
    Gross profit ...............................      47.2       51.6
                                                  ---------  ---------
Operating expenses:
    Research, development and engineering ......       9.8       10.3
    Selling, general and administrative ........      23.6       24.4
                                                  ---------  ---------
           Total operating expenses ............      33.4       34.7
                                                  ---------  ---------
Operating income ...............................      13.8       16.9
Interest and other income, net .................       0.7        1.2
                                                  ---------  ---------
Income before income taxes .....................      14.5       18.1
Income tax expense .............................       4.1        5.4
                                                  ---------  ---------
Net income .....................................      10.4%     12.7%
                                                  =========  =========

NET SALES. Net sales for the quarter ended June 30, 2002, increased by 3% to $80.3 million, compared to $77.8 million for the quarter ended June 30, 2001. Compared to the prior year, domestic sales increased 11%, reflecting an increase in our shipments of our mobile products as well as stronger call center and office product demand. The increase in our distributor channel, which ties most closely to our call center and office products group was helped by strong shipments of one of our newest products, the DuoPro™ headset. With the help of our recent acquisition of Ameriphone, our Walker and specialty business more than doubled compared to the previous year's quarter. These increases were partially offset by a decrease in U.S. OEM revenues. Our international revenues decreased by 11% when compared to the prior year's quarter; the decrease was primarily in our call center and office products business.

Our business continues to be impacted by the uncertainty in both the U.S. and international economies. Since the downturn has hit the telecommunication and technology sectors especially hard, this uncertainty as it relates to the demand for our products has been compounded. However, over the past six months, the demand pattern appears to have stabilized. As it relates to our U.S. commercial distributor channel, we believe we are reaching a trough in inventory levels. Given this apparent stabilization and the expected launch and ramp of some key new products, we are cautiously optimistic that revenues in the second fiscal quarter may be stronger than our first fiscal quarter.*

GROSS PROFIT. Gross profit for the quarter ended June 30, 2002, increased 13% to $41.5 million (51.6% of net sales), compared to $36.7 million (47.2% of net sales) for the quarter ended June 30, 2001. The increase in gross margin from the prior year's quarter was due to a combination of factors, most significantly, a smaller provision for excess and obsolete inventory, and cost reductions on components. In addition, we experienced a favorable impact on revenue from the weaker dollar against the Euro and British Pound Sterling and moderately lower manufacturing costs due to the stronger dollar against the Peso. We anticipate that gross margins will continue to be affected by these factors in the second quarter.* Also, we reclassified to the allowance a portion of excess and obsolete inventory relating to the Ameriphone finished goods which was previously shown net of the allowance. This reclassification therefore increased the allowance but did not affect cost of goods sold or the net carrying value of inventory.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended June 30, 2002, increased 8% to $8.3 million (10.3% of net sales), compared to $7.7 million (9.8% of net sales) for the quarter ended June 30, 2001. In the quarter, we continued investing in new product development including Bluetooth™ and other cordless products, as well as a general broadening our product line in each of our markets. The increase was also partially due to the inclusion of Ameriphone's R&D expenses.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 30, 2002, increased 7% to $19.6 million (24.4% of net sales), compared to $18.3 million (23.6% of net sales) for the quarter ended June 30, 2001. This increase is primarily attributable to additional expenditures for demand generation marketing programs and the inclusion of Ameriphone's SG&A expenses.

OPERATING INCOME. Operating income for the quarter ended June 30, 2002, increased 26% to $13.6 million (16.9% of net sales), compared to $10.8 million (13.8% of net sales) for the quarter ended June 30, 2001. The increase was driven primarily by the increase in gross margin and to a lesser extent the increase in revenues. Operating expenses increased marginally as management continued to focus on expanding our wireless product portfolio in anticipation of demand for these products when the economy recovers. This led to slightly higher operating expenses as a percent of revenue but when combined with the increase in gross margin still provided for growth in the operating margin.

INTEREST AND OTHER INCOME, NET. Interest and other income for the quarter ended June 30, 2002, was $0.9 million compared to $0.5 million for the quarter ended June 30, 2001. The $0.4 million increase was primarily due to foreign exchange gains of $0.3 million compared to losses of $0.3 million in the same quarter last year. Interest expense for fiscal 2003 is expected to be minimal.*

INCOME TAX EXPENSE. Income tax expense for the quarter ended June 30, 2002, was $4.4 million compared to $3.2 million for the quarter ended June 30, 2001 and represented tax rates of 30% and 28%, respectively. The increase in the rate resulted primarily from the relative profitability in Europe compared to profitability in U.S. In addition, the actual effective tax rate for our Netherlands subsidiary has increased.

Our effective tax rate for our second fiscal quarter is expected to decrease to approximately 19% due to required release of reserves since the statute of limitations recently expired for our fiscal 1999 tax return. For fiscal year 2003 as a whole, we expect our tax expense as a percent of pre-tax income to be approximately 28%.*

FINANCIAL CONDITION:

OPERATING ACTIVITIES. During the three months ended June 30, 2002, we generated $14.2 million of cash from operating activities, due primarily to $10.2 million in net income, and increases of $2.2 million and $1.6 million in accrued liabilities and income tax payable, respectively, offset by increases of $0.9 million and $1.6 million in accounts receivable and inventory, respectively, and a decrease of $0.9 million in accounts payable. In comparison, we generated $25.1 million in cash from operating activities for the three months ended June 30, 2001, due primarily to $8.1 million in net income and decreases of $9.5 million and $2.4 million in accounts receivable and inventory, respectively, increases of $2.1 million and $0.8 million in accounts payable and income taxes payable, respectively, offset by a decrease of $1.4 million in accrued liabilities.

INVESTING ACTIVITIES. During the three months ended June 30, 2002, we received proceeds from maturities of marketable securities of $10.0 million. Capital expenditures of $3.5 million in the three months ended June 30, 2002, were incurred principally for leasehold improvements for facilities renovations and expansion, tooling equipment for new products, and computer and software costs relating to upgrades to in-house systems.

FINANCING ACTIVITIES. In the three months ended June 30, 2002, we repurchased 55,200 shares of our common stock for $1.1 million and reissued through employee benefit plans 26,634 shares of our treasury stock for $0.5 million. As of June 30, 2002, 85,000 shares remained under the repurchase plan authorized during the quarter. We received $0.5 million in proceeds from the exercise of stock options during the three months ended June 30, 2002. During the period, we also recorded $0.9 million in foreign currency translation gains due to strengthening Euro and British Pound Sterling values relative to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2002, we had working capital of $108.8 million, including $71.9 million of cash, cash equivalents and marketable securities, compared with working capital of $96.7 million, including $60.3 million of cash, cash equivalents and marketable securities at March 31, 2002.

In July 2002, we renewed our revolving credit facility with a major bank at $75 million, including a letter of credit subfacility. The renewed facility and subfacility both expire on July 31, 2003. As of July 26, 2002, we had no cash borrowings under the revolving credit facility or under the letter of credit subfacility. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash balance and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter of credit subfacility, will be sufficient to fund operations for at least the next twelve months.* However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Certain Forward-Looking Information" and "Risk Factors Affecting Future Operating Results" included herein for factors that could affect our estimates for future financial needs and sources of working capital.

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

Investors or potential investors in our stock should carefully consider the risks described below. The performance of our stock will reflect the performance of our business relative to, among other things, our competition, general economic and market conditions, industry conditions, and the growing lack of investor confidence in the current accounting and reporting practices of corporations in the United States. You should carefully consider the following factors in connection with any investment in our stock. Our business, financial condition and results of operations could be materially adversely affected if any of the risks occur. Should any or all of the following risks materialize, the trading price of our stock could decline and an investor could lose all or part of his or her investment.

FURTHER SLOWING IN NATIONAL OR INTERNATIONAL ECONOMIC GROWTH OR A "DOUBLE-DIP" RECESSION COULD RESULT IN A FURTHER REDUCTION IN OVERALL DEMAND FOR OUR PRODUCTS AND POTENTIAL UNCOLLECTABLE CUSTOMER RECEIVABLES, BOTH OF WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR RESULTS.

Our markets have exhibited cyclical behavior especially notable since the fourth quarter of fiscal 2001. Our business is affected by general economic conditions in the U.S. and globally, which have led to reduced demand for a variety of goods and services, including many technology products. If these trends are worse or last longer than presently anticipated, this could cause us not to meet the levels of sales required to achieve our projected financial results, which could in turn materially adversely affect the market price of our stock. Also, if the overall economy continues to slow further, or experiences a double dip recession, it could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts that they owe to us. Due to the decline in the economy, the credit risks relating to these resellers/customers have increased. We are in the process of implementing programs to assist us in monitoring and mitigating these risks, but there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposures from weakened financial conditions in certain geographic regions and the impact that such conditions may have on the worldwide economy. We have experienced losses due to defaults by our customers on their accounts payable. Although these losses have not been significant, future payment defaults by customers could harm our business and have a material adverse effect on our operating results and financial condition.

A SUBSTANTIAL PORTION OF OUR SALES COME FROM THE CALL CENTER MARKET AND A DECLINE IN DEMAND IN THAT MARKET COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS.

We have historically derived, and continue to derive, a substantial portion of our net sales from the call center market. This market had been growing steadily as new call centers have proliferated and existing call centers have expanded. In fiscal 2002, our sales in the call center market were below the level of sales in that market compared to the prior year. This trend continued into the first quarter of fiscal year 2003. We do not believe that our decreasing sales are a result of market share gains by our competitors but, instead, believe that the sales slowdown is due to reduction in the level of overall market demand. While we believe that the call center market may grow in future periods, this growth could be slow or revenues from this market could continue to decline in response to various factors. For example, consumer resistance to telemarketing could materially adversely affect growth in the call center market. A continued deterioration in general economic conditions could result in a reduction in the establishment of new call centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact negatively affecting our business. Because of our reliance on the call center market, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents' use, than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

INCREASED ADOPTION OF SPEECH-ACTIVATED AND VOICE INTERACTIVE SOFTWARE PRODUCTS BY BUSINESSES COULD LIMIT OUR ABILITY TO GROW IN THE CALL CENTER MARKET.

We are seeing a proliferation of speech-activated and voice interactive software in the marketplace. We have been re-assessing long- term growth prospects for the call center market given the growth rate and the advancement of these new voice recognition based technologies. Businesses that first embraced them due to a labor shortage at the peak of the last economic up cycle are now increasing spending on these technologies in hopes of reducing total costs. We may experience a decline in our sales to the call center market if businesses increase their adoption of speech-activated and voice interactive software as an alternative to customer service agents. Should this trend continue, it could cause a net reduction in call center agents and our revenues to this market segment could decline rather than grow in future years.

WE ARE COUNTING ON THE OFFICE, MOBILE, COMPUTER AND RESIDENTIAL MARKETS TO DEVELOP, AND WE COULD BE MATERIALLY ADVERSELY AFFECTED IF THEY DO NOT DEVELOP AS WE EXPECT.

While the call center market is still a substantial portion of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer and residential markets. These communications headset markets are relatively new and undeveloped. Moreover, we do not have extensive experience in selling headset products to customers in these markets. If the demand for headsets in these markets fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for our products and on our business, financial condition and results of operations. These headset markets are also subject to general economic conditions and if there is a continued slowing of national or international economic growth or a "double-dip" recession, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A NUMBER OF CAUSES OUTSIDE OUR CONTROL.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

  general economic conditions, compounded by the events on and following September 11th;
  changes in demand for our products;
  impact of acquired businesses and technologies;
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
  changes in the costs of our raw materials, components and subassemblies; and
  seasonal fluctuations in demand and linearity of sales within the quarter.

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

WE HAVE STRONG COMPETITORS AND WILL LIKELY FACE ADDITIONAL COMPETITION IN THE FUTURE.

The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. GN Great Nordic reported revenues of 7.32 billion Danish Kroner (approximately U.S. $868 million) for their fiscal year ended December 31, 2001, while GN Netcom's revenues for the same period were 1.93 billion Danish Kroner (approximately U.S. $232 million). GN Netcom has made a number of acquisitions over the years, most recently, Claria Headsets, an Australian based manufacturer of office, call center and mobile headsets. We believe the acquisitions of Claria, Hello Direct and Jabra have provided GN Netcom with a broader product line and greater marketing presence than they had prior to these acquisitions. We believe it is reasonable to anticipate that they may continue to make additional acquisitions.

We currently operate principally in a multilevel distribution model -- we sell most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom's acquisitions indicate it may be moving towards a direct sales model. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices which could materially adversely affect our business and results of operations. In the face of the current economic downturn, we have been seeing lower prices from our competitors, particularly GN Netcom.

Labtec, Inc. has become a significant competitor in the computer headset market since it was acquired by Logitech International S.A. in March 2001. Logitech is a manufacturer and seller of computer accessory products. Following this acquisition, Labtec gained greater resources with which to compete with us than it had prior to the acquisition. In addition, it has expanded its product offerings to include mobile headsets to address the changing regulatory environment regarding driver safety and mobile phone usage.

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

We believe that the market for lightweight communications headsets is showing some signs of commoditization. In particular, we believe that our competitors, especially GN Netcom, are choosing to compete on price. While this has long been true of competitors from the Far East, we think the trend is accelerating and that customers are also more receptive to lower cost products, even when the quality, service or total value of the offer may be notably lower as well.

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

Our product development efforts historically have been directed toward enhancement of existing products and development of new products that capitalize on our core capabilities. The success of new product introductions is dependent on a number of factors, including the proper selection of new technologies, product features, timely completion and introduction of new product designs, cost-effective manufacture of such products, quality of new products and market acceptance. To be successful in the future, we must develop new products, qualify these new products, successfully introduce these products to the market on a timely basis, and commence and sustain low-cost, volume production to meet customers' demands. Although we attempt to determine the specific needs of headset users in our target markets, because almost all of our sales are indirect, we may not always be able to timely and accurately predict end user requirements. As a result, our products, specifically, our range of Bluetooth products, may not be timely developed, designed to address current or future end user requirements, offered at competitive prices or accepted, which could materially adversely affect our business, financial condition and results of operations. Moreover, we generally incur substantial research and development costs before the technical feasibility and commercial viability of a new product can be ascertained. Accordingly, revenues from new products may not be sufficient to recover the associated development costs.

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

  If forecasted demand does not develop, we could have excess production or excess capacity. Excess production could result in higher inventories of finished products, components and subassemblies. If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins.

  Significant reduction in production levels to address decreases in demand may leave us unprepared to meet a rapid increase in demand for our products.

  If demand increases beyond that forecasted, we would have to rapidly increase production. We depend on suppliers to provide additional volumes of components and subassemblies, and are experiencing greater dependencies on single source suppliers. Therefore, we might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to competitive sources of supply to meet their needs, there could be a long-term impact on our revenues.

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

  The introduction of the new Bluetooth headsets presents many significant manufacturing, marketing and other operational risks and uncertainties, including: developing and marketing these wireless headset products; unforeseen delays or difficulties in introducing and achieving volume production of such products; our dependence on third parties to supply key components, many of which have long lead times; and our ability to forecast demand and customer return rates accurately for this new product category for which relevant data is incomplete or not available.

Any of the foregoing problems could materially adversely affect our business, financial condition and results of operations.

WE HAVE RECENTLY ACQUIRED A COMPANY AND EXPECT TO MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE MATERIAL RISKS.

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

  Due to the lead times required to obtain certain raw materials, subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, subassemblies, components and products. Lead times are particularly long on silicon-based components incorporating RF and DSP technologies and such components are an increasingly important part of our product costs. Since the second quarter of fiscal 2002, we have been able to keep inventories at an acceptable level, relative to sales. Failure in the future to match the timing of purchases of raw materials, subassemblies, components and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affect our business, financial condition and results of operations.

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

  Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permits us to work with only a single source of silicon chip-sets on any particular new product. We, or our chosen supplier of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet time to market schedules. Due to our dependence on a single silicon chip-set manufacturer, we could experience a delay in development and/or the ability to meet our customer demand for these new products. Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors.

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

OUR STOCK PRICE MAY BE VOLATILE AND YOUR INVESTMENT IN PLANTRONICS STOCK COULD BE LOST.

The market price for our common stock may continue to be affected by a number of factors, including uncertain economic conditions and the decline in investor confidence in the marketplace, the announcement of new products or product enhancements by us or our competitors, the loss of services of one or more of our executive officers or other key employees, quarterly variations in our or our competitors' results of operations, changes in our published forecasts of future results of operations, changes in earnings estimates or recommendations by securities analysts, developments in our industry, sales of substantial numbers of shares of our common stock in the public market, general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, could materially adversely affect the market price of our common stock.

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

WE HAVE SIGNIFICANT FOREIGN OPERATIONS AND THERE ARE INHERENT RISKS IN OPERATING ABROAD.

During the first quarter of fiscal year 2003, approximately 30.7% of our net sales were derived from customers outside the United States compared to 35.6% of net sales in the prior year's quarter. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

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

OUR FOREIGN OPERATIONS PUT US AT RISK OF LOSS IF THERE ARE MATERIAL CHANGES IN CURRENCY VALUES AS COMPARED TO THE U.S. DOLLAR.

A significant portion of our business is conducted in currencies other than the U.S. dollar. Substantially all of our sales outside of North America are transacted in the Euro or local currencies. We are therefore exposed to risks associated with fluctuations in exchange rates that can affect our revenue and gross margins and can also generate currency transaction gains and losses. In prior quarters, the value of the Euro and other foreign currencies dropped against the U.S. dollar, which adversely impacted our revenue and gross margin, and also resulted in currency transaction losses. To date, we have partially but not fully reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products, we may reduce our current prices further, resulting in a lower margin on products sold abroad. Continued change in the values of foreign currencies could have a material adverse effect on our business, financial condition and results of operations.

In fiscal year 2002, we introduced programs designed to reduce our foreign currency net asset exposure and were successful in reducing transaction gains and losses that are accounted for in other income/expense. However, there can be no assurance that our hedging policy will be effective in continuing to reduce transaction gains and losses. Moreover, our economic exposure to foreign currency fluctuations has not changed and revenues and margins can be adversely impacted by such fluctuations. There can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations.

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

The events of September 11th and its aftermath have contributed to a further slowing in the economy with additional layoffs in other industries resulting in a negative effect on our business. We believe that one direct impact of the attacks is the reduction of call center agents in the travel and leisure industries. We are indirectly affected by the continuing concern on future terrorist attacks on U.S. soil. We are unable to estimate the impact these threats and their consequences have on our business, however, we expect that as these events adversely affect the global economy in general, our financial condition, our operations and our prospects will be similarly adversely affected.

WE HAVE INTELLECTUAL PROPERTY RIGHTS THAT COULD BE INFRINGED BY OTHERS AND WE ARE POTENTIALLY AT RISK OF INFRINGEMENT OF THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers worldwide. We currently hold forty-two United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

As of July 26, 2002, we had 45,916,322 shares of common stock outstanding. These shares are freely tradable except for approximately 5,062,444 shares held by affiliates of Plantronics (including Citicorp Venture Capital ("CVC") and the directors and officers of Plantronics). These approximately 5,062,444 shares may be sold in reliance on Rule 144 under the Securities Act, or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

Some of our current stockholders, including CVC and certain of our directors, also have certain contractual rights to require us to register their shares for public sale. As requested by CVC, we filed a registration statement on Form S-3 on July 5, 2002, to register up to 1,000,000 shares for resale by CVC.

Approximately 10,807,139 additional shares are subject to outstanding stock options as of July 26, 2002. The issuance of these shares upon exercise of stock options has been registered. Accordingly, to the extent that these shares vest and are issued in the future, they may be freely resold by stockholders who are not our affiliates. Our affiliates may resell these shares to the extent permitted by Rule 144 under the Securities Act.

Our stock is not heavily traded. The average daily trading volume of our stock in the first quarter of fiscal 2003 was approximately 271,786 shares per day with a median volume in that period of 202,200 shares per day. Sales of a substantial number of shares of our common stock in the public market by any of our officers, directors or other stockholders could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW AND OUR ADOPTION OF A STOCKHOLDER RIGHTS PLAN MAY DELAY OR PREVENT A THIRD PARTY FROM ACQUIRING US, WHICH COULD DECREASE THE VALUE OF OUR STOCK.

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

Our board of directors recently adopted a stockholders right plan, pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of April 12, 2002. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors Affecting Future Operating Results."

INTEREST RATE RISK

At June 30, 2002, we had cash and cash equivalents totaling $64.6 million, compared to $43.0 million at March 31, 2002. At June 30, 2002, we had marketable securities totaling $7.3 million compared to $17.3 million at March 31, 2002. Cash equivalents have an original maturity of ninety days or less; marketable securities have an original maturity of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as the majority of our cash and marketable securities were invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our investments at June 30, 2002, was less than two months. The interest rates locked in on those investments ranged from 2.0% to 2.6%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

In July 2002, we renewed our revolving credit facility, including a letter of credit subfacility, with a major bank at $75 million. The renewed facility and subfacility both expire on July 31, 2003. As of July 26, 2002, we had no cash borrowings under the revolving credit facility or under the letter of credit subfacility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the first three months of fiscal 2003, approximately 31% of our net sales were derived from customers outside the United States, with approximately 19% of total revenues denominated in foreign currencies, predominately the Euro and the British Pound Sterling. In fiscal 2002, we implemented a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we began to hedge our European transaction exposure, hedging both our Euro and British Pound Sterling positions. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

At June 30, 2002, we had $4.2 million of forward-exchange contracts outstanding, denominated in Euros and British Pound Sterling, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts and nonfunctional currency-denominated receivables and payables. The net amount that is exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the foreign currency versus the U.S. dollar. We believe we have no material sensitivity to changes in foreign currency rates on our net exposed financial instrument position.

The table below presents the impact on our foreign transactions of a 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated currencies:

June 30, 2002
(in millions)                             Net
                                      Underlying       Net          FX           FX
                                        Foreign      Exposed    Gain (Loss)  Gain (Loss)
                          USD Value    Currency    Long (Short)  From 10%     From 10%
                          of Net FX   Transaction   Currency    Appreciation Depreciation
Currency                  Contracts    Exposures    Position      of USD       of USD
-----------------------  -----------  -----------  -----------  -----------  -----------
Euro................... $       3.2  $       5.7  $       2.5  $      (0.3) $       0.2
British pound sterling.         1.0           --         (1.0)         0.1         (0.1)
                         -----------  -----------  -----------  -----------  -----------
Total.................. $       4.2  $       5.7  $       1.5  $      (0.2) $       0.1
                         ===========  ===========  ===========  ===========  ===========

PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in a lawsuit filed in the Superior Court in Santa Clara County, California by GN Hello Direct, Inc., a former Plantronics retail catalog distributor that was acquired by our single largest competitor, GN Netcom. GN Hello Direct makes various claims associated with the termination of the distribution relationship between Plantronics and Hello Direct, including that Hello Direct has suffered approximately $11 million in damages as a result of that termination. We consider Hello Direct's claims to be without merit. We will defend the claims vigorously and have filed counterclaims against Hello Direct for, among other claims, breach of contract, regarding delinquent receivables and material misrepresentations related to our entering into that contract.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Sale of Unregistered Securities

On February 28, 2002, the Registrant sold an aggregate of 8,675 shares of its common stock directly to 39 employees for an aggregate of $146,738. These shares were intended to be issued under the Registrant's 1996 Employee Purchase Plan, but due to an administrative error they exceeded both the number of shares authorized for issuance under such plan and the number of shares registered on a corresponding Registration Statement on Form S-8. Accordingly, the shares were not registered under the Securities Act and the Registrant is unable to claim an exemption from registration with certainty.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) Plantronics' 2002 Annual Meeting of Stockholders was held at 345 Encinal Street, Santa Cruz, California on July 17, 2002 (the "Annual Meeting").

  (b) At the Annual Meeting, the following six individuals were elected to Plantronics' Board of Directors.

Nominee	Votes Cast For	Withheld or Against
Patti Hart Ken Kannappan Trude C. Taylor Marvin Tseu David A. Wegmann Roger Wery	33,345,435 33,281,289 25,858,885 33,283,058 33,058,147 33,058,874	3,810,200 3,874,346 11,296,750 3,872,577 4,097,488 4,096,761

  (c) The following additional proposals were considered at the Annual Meeting and were approved by the vote of the Stockholders, in accordance with the tabulation shown below.

  (1) Proposal to amend the 1993 Stock Option Plan to increase by 2,000,000 shares the number of shares of common stock authorized for issuance under the plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote
24,110,435	12,400,599	644,601	-0-

  (2) Proposal to approve the adoption of the 2002 Employee Stock Purchase Plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote
28,544,757	7,976,726	634,152	-0-

  (3) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as Plantronics' independent public accountants for the fiscal year ending March 31, 2003.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote
35,598,786	1,543,022	22,827	-0-

  ITEM 5. OTHER INFORMATION

  None

  ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

  (a) Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document
10.1	Amendment No. 1 to the Amended and Restated 1993 Stock Option Plan.
10.2	Third Amendment to Credit Agreement, dated as of July 15, 2002.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On April 11, 2002, we filed a Form 8-K indicating that on March 15, 2002, Plantronics, Inc. issued a press release announcing that its Board of Directors approved the adoption of a Stockholder Rights Plan.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

(Registrant)

By:	/s/ Barbara V. Scherer

Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

Date: August 13, 2002

EXHIBITS INDEX

Exhibit Number	Description of Document
10.1	Amendment No. 1 to the Amended and Restated 1993 Stock Option Plan.
10.2	Third Amendment to Credit Agreement, dated as of July 15, 2002.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.