Form 10-Q
period 2002-09-28
PLANTRONICS INC /CA/
filed 2002-11-12
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of shares outstanding of registrant's common stock as of October 25, 2002 was 45,001,489.

Plantronics, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             March 31,  September 30,
                                                              2002          2002
                                                          ------------  ------------
ASSETS
Current assets:
     Cash, cash equivalents and marketable securities .. $     60,310  $     66,571
     Accounts receivable, net ..........................       43,838        51,303
     Inventory, net ....................................       36,103        35,659
     Deferred income taxes .............................        5,866         6,653
     Other current assets ..............................        2,452         2,927
                                                          ------------  ------------
         Total current assets ..........................      148,569       163,113
Property, plant and equipment, net .....................       35,700        37,291
Intangibles, net .......................................        4,584         4,092
Goodwill, net ..........................................        9,542         9,586
Other assets, net ......................................        2,663         2,264
                                                          ------------  ------------
         Total assets .................................. $    201,058  $    216,346
                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................. $     14,071  $     13,830
     Accrued liabilities ...............................       25,868        26,260
     Income taxes payable ..............................       11,961        10,891
                                                          ------------  ------------
         Total current liabilities .....................       51,900        50,981
Deferred tax liability .................................        7,165         7,897
                                                          ------------  ------------
           Total liabilities ...........................       59,065        58,878
                                                          ------------  ------------
Stockholders' equity:
     Common stock, $0.01 par value per share; 100,000
       shares authorized, 59,226 and 59,351 shares
       issued and outstanding at March 31, 2002 and
       September 30, 2002, respectively.................          592           593
     Additional paid-in capital ........................      152,194       154,247
     Accumulated other comprehensive loss ..............       (1,203)         (170)
     Retained earnings .................................      243,874       265,578
                                                          ------------  ------------
                                                              395,457       420,248
     Less: Treasury stock (common: 13,368 and 13,851
       shares outstanding at March 31, 2002 and
       September 30, 2002, respectively) at cost .......     (253,464)     (262,780)
                                                          ------------  ------------
         Total stockholders' equity ....................      141,993       157,468
                                                          ------------  ------------
         Total liabilities and stockholders' equity .... $    201,058  $    216,346
                                                          ============  ============

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                    Three Months Ended     Six Months Ended
                                                       September 30,         September 30,
                                                  --------------------  --------------------
                                                     2001       2002       2001       2002
                                                  ---------  ---------  ---------  ---------
Net sales ...................................... $  75,297  $  82,370  $ 153,087  $ 162,638
Cost of sales ..................................    39,648     40,735     80,694     79,545
                                                  ---------  ---------  ---------  ---------
    Gross profit ...............................    35,649     41,635     72,393     83,093
                                                  ---------  ---------  ---------  ---------
Operating expenses:
    Research, development and engineering ......     8,287      8,164     15,944     16,414
    Selling, general and administrative ........    18,507     19,763     36,833     39,369
                                                  ---------  ---------  ---------  ---------
           Total operating expenses ............    26,794     27,927     52,777     55,783
                                                  ---------  ---------  ---------  ---------
Operating income ...............................     8,855     13,708     19,616     27,310
Interest and other income, net .................       642        272      1,142      1,205
                                                  ---------  ---------  ---------  ---------
Income before income taxes .....................     9,497     13,980     20,758     28,515
Income tax expense .............................     2,659      2,450      5,812      6,811
                                                  ---------  ---------  ---------  ---------
Net income ..................................... $   6,838  $  11,530  $  14,946  $  21,704
                                                  =========  =========  =========  =========

Basic earnings per common share (Note 5) ....... $    0.14  $    0.25  $    0.31  $    0.47
                                                  =========  =========  =========  =========

Shares used in basic per share calculations.....    47,675     45,773     47,471     45,828
                                                  =========  =========  =========  =========

Diluted earnings per common share (Note 5) ..... $    0.14  $    0.24  $    0.30  $    0.46
                                                  =========  =========  =========  =========

Shares used in diluted per share calculations...    49,478     47,298     49,258     47,522
                                                  =========  =========  =========  =========

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                    Six Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                     2001        2002
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................... $   14,946  $   21,704
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization ......................      4,320       5,572
           Deferred income taxes ..............................        577         (55)
           Income tax benefit associated with stock options ...        111         725
           Loss (gain) on disposal of fixed assets ............         36          14
      Changes in assets and liabilities:
           Accounts receivable, net ...........................     12,507      (7,465)
           Inventory, net .....................................      7,752         444
           Other current assets ...............................     (5,048)       (475)
           Other assets .......................................        (34)        302
           Accounts payable ...................................      3,677        (241)
           Accrued liabilities ................................     (1,204)        392
           Income taxes payable ...............................      4,437      (1,070)
                                                                 ----------  ----------
Cash provided by operating activities .........................     42,077      19,847
                                                                 ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of marketable securities .......      9,000      10,000
      Purchase of marketable securities .......................    (10,000)    (13,020)
      Capital expenditures ....................................     (5,241)     (6,631)
                                                                 ----------  ----------
Cash used for investing activities ............................     (6,241)     (9,651)
                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock ..............................    (45,212)     (9,571)
      Proceeds from sale of treasury stock ....................        960         812
      Proceeds from exercise of stock options .................        142         771
      Foreign currency translation.............................        291       1,033
                                                                 ----------  ----------
Cash used for financing activities ............................    (43,819)     (6,955)
                                                                 ----------  ----------
Net increase (decrease) in cash and cash equivalents ..........     (7,983)      3,241
Cash and cash equivalents at beginning of period ..............     60,544      43,048
                                                                 ----------  ----------
Cash and cash equivalents at end of period .................... $   52,561  $   46,289
                                                                 ==========  ==========
Supplemental disclosures of cash flow information:
   Cash paid for:
           Interest ........................................... $       51  $       67
           Income taxes ....................................... $    4,911  $    7,389

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," "we," or "our") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended March 31, 2002. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period balances have been reclassified to conform to the current period presentation. The interim financial statements should be read in connection with the financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

2. PERIODS PRESENTED

Our fiscal year-end is the Saturday closest to March 31 and the second fiscal quarter-end is the last Saturday in September. For purposes of presentation, we have indicated our accounting year ending on March 31, and our interim quarterly periods ending on the applicable month-end. Our fiscal quarters ended September 30, 2001, and September 30, 2002, consisted of thirteen weeks each.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                           March 31, September 30,
                                                               2002        2002
                                                           ----------  ----------

Cash, cash equivalents and marketable securities:
    Cash and cash equivalents ........................... $   43,048  $   46,289
    Marketable securities ...............................     17,262      20,282
                                                           ----------  ----------
                                                          $   60,310  $   66,571
                                                           ==========  ==========
Accounts receivable, net:
    Accounts receivable from customers .................. $   58,195  $   65,015
    Less: sales returns, promotions and rebates .........    (11,347)    (10,402)
    Less: allowance for doubtful accounts ...............     (3,010)     (3,310)
                                                           ----------  ----------
                                                          $   43,838  $   51,303
                                                           ==========  ==========
Inventory, net:
    Finished goods ...................................... $   23,576  $   24,537
    Work in process .....................................        831         977
    Purchased parts .....................................     18,068      17,460
    Less: provision for excess and obsolete inventory ...     (6,372)     (7,315)
                                                           ----------  ----------
                                                          $   36,103  $   35,659
                                                           ==========  ==========

                                                           March 31, September 30,
                                                               2002        2002
                                                           ----------  ----------

Property, plant and equipment, net:
    Land ................................................ $    4,693  $    4,693
    Buildings and improvements (useful lives: 7-30 years)     16,350      18,369
    Machinery and equipment (useful lives: 2-10 years) ..     52,747      57,352
                                                           ----------  ----------
                                                              73,790      80,414
    Less: accumulated depreciation ......................    (38,090)    (43,123)
                                                           ----------  ----------
                                                          $   35,700  $   37,291
                                                           ==========  ==========

Accrued liabilities:
    Employee benefits ................................... $   11,008  $   11,173
    Accrued advertising and sales and marketing .........      1,938       1,798
    Warranty accrual ....................................      6,420       6,611
    Accrued other .......................................      6,502       6,678
                                                           ----------  ----------
                                                          $   25,868  $   26,260
                                                           ==========  ==========

4. FOREIGN CURRENCY TRANSACTIONS

The functional currency of our Mexican manufacturing operations and European sales and logistics headquarters is the U.S. dollar. Accordingly, all revenues and cost of sales related to foreign operations are recorded using the U.S. dollar as functional currency. The functional currency of our foreign sales and marketing offices and research and development facilities is the local currency of the respective operations. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations.

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

As of September 30, 2002, we had foreign currency exchange contracts of approximately $2.7 million denominated in the Euro and approximately $1.0 million denominated in the British Pound Sterling as a hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The following table summarizes our net currency position, and approximate U.S. dollar equivalent (in thousands), at September 30, 2002:

                        Local          USD
                       Currency     Equivalent   Position    Maturity
                     ------------  ------------ ----------- -----------
EUR                 €      2,767  $      2,700        Sell     1 month
GBP                 £        643  $      1,000         Buy     1 month
                                   ------------ -----------
Net Currency Position                    1,700        Sell

Foreign currency transactions, net of the effect of hedging activity, resulted in a net loss of $0.04 million for the fiscal quarter ended September 30, 2002, which is included in interest and other income in the results of operations, compared to a net gain of approximately $0.02 million in the quarter ended September 30, 2001.

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

Following is a reconciliation of the denominators of the basic and diluted EPS:

                                                    Three Months Ended     Six Months Ended
                                                       September 30,         September 30,
                                                  --------------------  --------------------
(In thousands, except earnings per share)            2001       2002       2001       2002
                                                  ---------  ---------  ---------  ---------
Net income...................................... $   6,838  $  11,530  $  14,946  $  21,704
                                                  =========  =========  =========  =========

Weighted average shares - basic.................    47,675     45,773     47,471     45,828
Effect of dilutive securities - employee
   stock options................................     1,803      1,525      1,787      1,694
                                                  ---------  ---------  ---------  ---------
Weighted average shares - diluted...............    49,478     47,298     49,258     47,522
                                                  =========  =========  =========  =========

Net earnings per common share - basic........... $    0.14  $    0.25  $    0.31  $    0.47
                                                  =========  =========  =========  =========

Net earnings per common share - diluted......... $    0.14  $    0.24  $    0.30  $    0.46
                                                  =========  =========  =========  =========

6. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                  Three Months Ended      Six Months Ended
                                                     September 30,         September 30,
                                                  --------------------  --------------------
                                                     2001       2002       2001       2002
                                                  ---------  ---------  ---------  ---------
Net income...................................... $   6,838  $  11,530  $  14,946  $  21,704

  Foreign currency translation..................       354        147        291      1,033
                                                  ---------  ---------  ---------  ---------
Total........................................... $   7,192  $  11,677  $  15,237  $  22,737
                                                  =========  =========  =========  =========

The decrease in the foreign currency translation adjustment in the current quarter was primarily due to the decrease in the Euro. During the three months ended September 30, 2002, exchange rates for the Euro relative to the U.S. dollar decreased 1.3%. The exchange rates for the British Pound Sterling relative to the U.S. dollar increased 2.0% during that same period. We are not as heavily affected by swings in the British Pound Sterling compared to the Euro. On a year-to-date basis, however, there was a strengthening of foreign currencies in countries where the local currency is the functional currency of the entity, accounting for the increase.

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

PRODUCTS AND SERVICES. We organize our operations to focus on three principal markets: call center and office products, mobile and computer products, and other specialty products. The following table presents net revenue by market (in thousands):

                                                   Three Months Ended     Six Months Ended
                                                      September 30,         September 30,
                                                  --------------------  --------------------
                                                     2001       2002       2001       2002
                                                  ---------  ---------  ---------  ---------
Net revenues from unaffiliated customers:
   Call center and office....................... $  58,626  $  59,742  $ 121,378  $ 121,310

   Mobile and computer..........................    15,092     16,208     27,605     28,938
   Other specialty products.....................     1,579      6,420      4,104     12,390
                                                  ---------  ---------  ---------  ---------
                                                 $  75,297  $  82,370  $ 153,087  $ 162,638
                                                  =========  =========  =========  =========

MAJOR CUSTOMERS. No one customer accounted for 10% or more of total revenue from consolidated sales for the quarters ended September 30, 2001 and 2002.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area (in thousands) but may not actually reflect end-user markets:

                                      Three Months Ended         Six Months Ended
                                         September 30,             September 30,
                                    ------------------------  -----------------------
                                       2001         2002         2001        2002
                                    -----------  -----------  ----------  -----------
Net revenues from unaffiliated
customers:
   United States.................. $    52,903  $    57,426  $  102,993  $   113,040
   International..................      22,394       24,944      50,094       49,598
                                    -----------  -----------  ----------  -----------
                                   $    75,297  $    82,370  $  153,087  $   162,638
                                    ===========  ===========  ==========  ===========

                                       March 31, September 30,
                                        2002         2002
                                    -----------  -----------
Long-lived assets:
   United States.................. $    23,267  $    23,121
   International..................      12,433       14,170
                                    -----------  -----------
                                   $    35,700  $    37,291
                                    ===========  ===========

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force No. 94-3 pursuant to which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe that the adoption of this statement will not have a material impact on our financial position and results of operations.

9. GOODWILL AND INTANGIBLES

During the first quarter of fiscal year 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." In accordance with SFAS 142, we discontinued goodwill amortization in April 2001. As a result, there was no adjustment to reported net income for goodwill amortization for the three and six months periods ended September 30, 2001 and September 30, 2002. During the quarter ended September 30 2002, we recorded a slight increase in the goodwill balance, in accordance with SFAS 142, for capitalized expenses related to the Ameriphone acquisition.

Aggregate amortization expense on intangibles for the quarter and six months ended September 30, 2001 was $0.1 million and $0.2 million, respectively. For the quarter and six months ended September 30, 2002, amortization expense was $0.2 million and $0.5 million, respectively. The following table presents information on acquired intangible assets (in thousands):

                                         March 31, 2002             September 30, 2002
                                    --------------------------  --------------------------
                                    Gross Carrying Accumulated  Gross Carrying Accumulated
                                       Amount     Amortization     Amount     Amortization
                                    -------------  -----------  -------------  -----------
Intangible assets
Technology........................ $       2,460  $      (417) $       2,460  $      (636)
State contracts...................         1,300          (46)         1,300         (139)
Patents...........................           700          (25)           700          (75)
Customer lists....................           533         (400)           533         (489)
Trademarks........................           300          (11)           300          (32)
Non-compete agreements............           200          (10)           200          (30)
                                    -------------  -----------  -------------  -----------
Total............................. $       5,493  $      (909) $       5,493  $    (1,401)
                                    =============  ===========  =============  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and include, but are not necessarily limited to, all of the statements marked below with an asterisk ("*"). These forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." When reading the sections titled "Results of Operations" and "Financial Condition," you should also read our unaudited condensed consolidated financial statements and related notes included elsewhere herein, our annual report on Form 10-K; and the section below entitled "Risk Factors Affecting Future Operating Results." We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon Plantronics' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, require a greater level of judgment and estimation in the preparation of its consolidated financial statements.

REVENUE RECOGNITION. We recognize revenue net of estimated product returns and expected payments to resellers for customer programs, including cooperative advertising and marketing development funds, volume rebates, and special pricing programs. Product returns are provided for at the time revenue is recognized, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates. Should these product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period and on estimates for what is due to resellers for estimated credits earned during the period. If market conditions were to decline, Plantronics may take action to increase promotional programs, resulting in incremental reductions in revenue at the time incentives are offered, based on our estimate of inventory in the channel that is subject to such pricing actions.

ACCOUNTS RECEIVABLE. We monitor our customers' financial condition and generally require no collateral from our customers. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY. We maintain reserves for estimated excess and obsolete inventory based on projected future shipments using historical selling rates, market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for our products and corresponding demand were to decline, then additional reserves may be necessary.

We provide for the estimated cost of warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates and our cost to repair or replace the products. Should actual failure rates and costs differ from our estimates, revisions to the warranty obligation may be required.

GOODWILL AND INTANGIBLES. As a result of two acquisitions we have made, we have goodwill and intangible assets on our balance sheet. These assets affect the amount of future amortization expense and possible impairment charges that we may incur. The determination of the value of goodwill and intangible assets as well as the useful life of amortizable intangible assets requires management to make estimates and assumptions that may affect our financial statements. For example, we perform an annual impairment review of goodwill based on the fair value of the reporting unit to which it relates. If the actual or expected revenue of a reporting unit significantly declines, we may be required to record an impairment charge.

DEFERRED TAXES. We record our deferred tax assets at the amounts estimated to be realizable. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the corresponding assets, if we were to determine that we cannot realize all or part of our net deferred tax assets in the future, then an adjustment would be required.

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales:

RESULTS OF OPERATIONS:

                                                    Three Months Ended     Six Months Ended
                                                       September 30,         September 30,
                                                  --------------------  --------------------
                                                     2001       2002       2001       2002
                                                  ---------  ---------  ---------  ---------
Net sales ......................................     100.0%    100.0%    100.0%    100.0%
Cost of sales ..................................      52.7       49.5       52.7       48.9
                                                  ---------  ---------  ---------  ---------
    Gross profit ...............................      47.3       50.5       47.3       51.1
                                                  ---------  ---------  ---------  ---------
Operating expenses:
    Research, development and engineering ......      11.0        9.9       10.4       10.1
    Selling, general and administrative ........      24.5       24.0       24.1       24.2
                                                  ---------  ---------  ---------  ---------
           Total operating expenses ............      35.5       33.9       34.5       34.3
                                                  ---------  ---------  ---------  ---------
Operating income ...............................      11.8       16.6       12.8       16.8
Interest and other income, net .................       0.8        0.4        0.8        0.7
                                                  ---------  ---------  ---------  ---------
Income before income taxes .....................      12.6       17.0       13.6       17.5
Income tax expense .............................       3.5        3.0        3.8        4.2
                                                  ---------  ---------  ---------  ---------
Net income .....................................       9.1%     14.0%      9.8%     13.3%
                                                  =========  =========  =========  =========

NET SALES. Net sales for the quarter ended September 30, 2002, increased by 9% to $82.4 million, compared to $75.3 million for the quarter ended September 30, 2001. Net sales for the six months ended September 30, 2002 were $162.6 million compared to $153.1 million for the six months ended September 30, 2001, an increase of 6%. Compared to the prior year, the increase in sales reflected the increased demand in the retail channel, particularly for our office products, as well as our Walker and specialty product business augmented by sales from our Ameriphone business acquired in January 2002. We also saw growth in sales of our computer audio products domestically. These increases were partially offset by a decrease in sales to our OEM customers as many of the major telephony companies and wireless carriers continue to face a challenging business climate.

Our business continues to be impacted by the slow U.S. economy, and by the slowdown in global telecom and IT spending. We recognize that although certain economic indicators have improved, the overall economic environment remains uncertain, and as such we remain uncertain concerning the overall demand for our products. Related to this point, our U.S. commercial distributors of call center and office products reported a 5% increase in sell-through for the September quarter in comparison to the June quarter, and an inventory decline. While encouraged by the increase in the level of sell- through, we remain cautious about the outlook for the December quarter with respect to this channel. Although we remain uncertain about the economic environment and the level of demand for our products, we currently anticipate modest revenue growth, on a sequential basis, driven by sales of mobile products.*

GROSS PROFIT. Gross profit for the quarter ended September 30, 2002, increased 17% to $41.6 million (50.5% of net sales), compared to $35.6 million (47.3% of net sales) for the quarter ended September 30, 2001. Gross profit for the six months ended September 30, 2002 increased to $83.1 million (51.1% of net sales) from $72.4 million (47.3% of net sales) for the comparable period of fiscal 2002. The improvement in gross margin was the result of several factors. These factors included lower requirements for new provisions for excess and obsolete inventory, component cost reductions, and somewhat lower warranty costs stemming from lower return rates and lower costs to repair or replace warranty units. We also realized a positive impact on our margins as the dollar weakened against the Euro and British Pound Sterling increasing net sales, while it strengthened against the Mexican Peso resulting in moderately lower manufacturing costs.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended September 30, 2002, decreased slightly by 2% to $8.2 million (9.9% of net sales), compared to $8.3 million (11.0% of net sales) for the quarter ended September 30, 2001. For the first six months ended September 30, 2002, R&D increased 3% to $16.4 million (10.1% of net sales) from $15.9 million (10.4% of net sales) for the same period last year. The increase in R&D spending for the six months ended September 30, 2002 was attributable to the inclusion of Ameriphone's R&D expenses. We are continuing to invest in new product development, particularly cordless products, including Bluetooth™ products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 2002, increased 7% to $19.8 million (24.0% of net sales), compared to $18.5 million (24.5% of net sales) for the quarter ended September 30, 2001. For the first half of fiscal 2003, selling, general and administrative expenses were $39.4 million (24.2% of net sales) compared to $36.8 million (24.1% of net sales) for the same period in the prior year. These increased expenses resulted from a combination of factors including the costs to support the Ameriphone operations, and to a lesser extent, increased commissions on higher revenues and some expansion of our sales force and marketing presence.

OPERATING INCOME. Operating income for the quarter ended September 30, 2002, increased 55% to $13.7 million (16.6% of net sales), compared to $8.9 million (11.8% of net sales) for the quarter ended September 30, 2001. For the first half of fiscal 2003, operating income grew by 39% to $27.3 million from $19.6 million for the same period last year. The increase was largely due to the improved gross margin on higher revenues.

INTEREST AND OTHER INCOME, NET. Interest and other income for the quarter ended September 30, 2002, was $0.3 million compared to $0.6 million for the quarter ended September 30, 2001, representing a decrease of 58%. For the six months ended September 30, 2002, interest and other income was $1.2 million which was an increase of 6% over the same period in the previous year. For the quarter, the primary factor contributing to the decrease was lower interest income earned on lower average cash and marketable securities balances. For the first six months, the increase reflected a favorable swing in the foreign currency exchange rates and an insurance refund. Interest expense for fiscal 2003 is expected to be minimal.*

INCOME TAX EXPENSE. Income tax expense for the quarter ended September 30, 2002 was $2.5 million compared to $2.7 million for the quarter ended September 30, 2001 and represented tax rates of 18% and 28%, respectively. The reduction in the effective tax rate was due to a release of a tax reserve since the statute of limitations recently expired for our fiscal 1999 tax return. For fiscal year 2003 as a whole, we expect our tax expense as a percentage of pre-tax income to be approximately 28%.* In the upcoming two quarters, we expect our income tax expense as a percentage of pre-tax income to be approximately 30%.*

FINANCIAL CONDITION:

OPERATING ACTIVITIES. During the six months ended September 30, 2002, we generated $19.8 million of cash from operating activities, primarily from $21.7 million in net income, $0.7 million from the tax benefit associated with the exercise of stock options, $0.4 million from a decrease in inventory, and $0.4 million from an increase in accrued liabilities. These items were offset by an increase of $7.5 million in accounts receivable and a decrease of $1.1 million in taxes payable. In comparison, in the prior year we generated $42.1 million of cash from operating activities, due primarily to $14.9 million in net income, a decrease of $12.5 million in accounts receivable, a decrease of $7.8 million in inventory, and an increase of $4.4 million in income taxes payable.

INVESTING ACTIVITIES. During the six months ended September 30, 2002 we received $10.0 million from maturities of marketable securities. In turn, we purchased $13.0 million in marketable securities during the same period. We incurred capital expenditures of $6.6 million in the six months ended September 30, 2002 principally for building and leasehold improvements, tooling, and machinery and equipment.

FINANCING ACTIVITIES. In the six months ended September 30, 2002, we repurchased 526,200 shares of our common stock for $9.6 million and reissued through employee benefit plans 43,118 shares of our treasury stock for $0.8 million. As of September 30, 2002, 614,000 shares remained available for repurchase under the plan authorized during the quarter. We received $0.8 million in proceeds from the exercise of stock options during the six months ended September 30, 2002. During this period, we also recorded $1.0 million in foreign currency translation gains due to strengthening Euro and British Pound Sterling values relative to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2002, we had working capital of $112.1 million, including $66.6 million of cash, cash equivalents and marketable securities, compared with working capital of $96.7 million, including $60.3 million of cash, cash equivalents and marketable securities at March 31, 2002.

In July 2002, we renewed our revolving credit facility with a major bank at $75 million, including a letter of credit subfacility. The renewed facility and subfacility both expire on July 31, 2003. As of October 25, 2002, we had no cash borrowings under the revolving credit facility and $0.5 million under the letter of credit subfacility. The amounts outstanding under the letter of credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash, cash equivalents and marketable securities balances and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter of credit subfacility, will be sufficient to fund operations for at least the next twelve months.* However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Certain Forward- Looking Information" and "Risk Factors Affecting Future Operating Results" in this Quarterly Report for factors that could affect our estimates for future financial needs and sources of working capital.

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS:

Investors or potential investors in our stock should carefully consider the risks described below. Our stock price will reflect the performance of our business relative to, among other things, our competition, general economic and market conditions, industry conditions, and the continuing lack of investor confidence in the current accounting and reporting practices of corporations in the United States. You should carefully consider the following factors in connection with any investment in our stock. Our business, financial condition and results of operations could be materially adversely affected if any of the risks occur. Should any or all of the following risks materialize, the trading price of our stock could decline and investors could lose all or part of their investment.

We may face further reduction in overall demand for our products if the national or international economic growth declines or experiences a "double-dip" recession.

Our markets have exhibited cyclical behavior especially notable since the fourth quarter of fiscal 2001. Our business is affected by general economic conditions in the U.S. and globally, which have led to reduced demand for a variety of goods and services, including many technology products. If these trends are worse or last longer than presently anticipated, we may not achieve the level of sales required to achieve our projected financial results, which could in turn materially adversely affect the market price of our stock.

A substantial portion of our sales come from the call center market and a decline in demand in that market could materially adversely affect our results.

We have historically derived, and continue to derive, a substantial portion of our net sales from the call center market. This market has shown signs of saturation over the past year. Accordingly, we experienced flat to slightly lower sales in this market in the second quarter of fiscal year 2003. We do not believe that these lower sales are a result of market share gains by our competitors but, instead, believe that the sales slowdown is due to reduction in the level of overall market demand. While we believe that the call center market may grow in future periods, this growth could be slow or revenues from this market could continue to decline in response to various factors. For example, consumer resistance to telemarketing could materially adversely affect growth in the call center market. A continued deterioration in general economic conditions could result in a reduction in the establishment of new call centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact currently negatively affecting our business. Because of our reliance on the call center market, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents' use, than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

New product development is risky and we will be materially adversely affected if we do not respond to changing customer requirements and new technologies.

Our product development efforts historically have been directed toward enhancement of existing products and development of new products that capitalize on our core capabilities. The success of new product introductions is dependent on a number of factors, including the proper selection of new technologies, product features, timely completion and introduction of new product designs, cost-effective manufacture of such products, quality of new products and market acceptance. Although we attempt to determine the specific needs of headset users in our target markets, because almost all of our sales are indirect, we may not always be able to timely and accurately predict end-user requirements. As a result, our products, specifically, our range of Bluetooth products, may not be timely developed, designed to address current or future end-user requirements, offered at competitive prices or achieve broad customer acceptance among end-users, which could materially adversely affect our business, financial condition and results of operations. Demand for new wireless headsets may not develop as we anticipate. Moreover, we generally incur substantial research and development costs before the technical feasibility and commercial viability of a new product can be ascertained. Accordingly, revenue growth rates and operating margins from new products may not be sufficient to recover the associated development costs.

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

Our success depends upon our ability to enhance existing products, to respond to changing market requirements, and to develop and introduce in a timely manner new products that keep pace with technological developments. Although we strive to be a leader in developing new technologies, products and solutions, the technologies, products and solutions that we choose to pursue may not become as commercially successful as we planned. We may experience difficulties in realizing the expected benefits from our investments in new technologies. If we are unable to develop and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, it will materially adversely affect our business, financial condition and results of operations.

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

We are seeing a proliferation of speech-activated and voice interactive software in the market place. We have been re-assessing long term growth prospects for the call center market given the growth rate and the advancement of these new voice recognition based technologies. Businesses that first embraced them due to a labor shortage at the peak of the last economic up cycle are now increasing spending on these technologies in hopes of reducing total costs. We may experience a decline in our sales to the call center market if businesses increase their adoption of speech-activated and voice interactive software as an alternative to customer service agents. Should this trend continue, it could cause a net reduction in call center agents and our revenues to this market segment could decline rather than grow in future years.

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

  general economic conditions, compounded by the events on and following September 11, 2001;
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
  impact of the continuing labor dispute with management at West Coast ports;
  political unrest in the Middle East and the threat of US military intervention in Iraq; and
  seasonal fluctuations in demand and linearity of sales within the quarter.

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

If we are not able to collect on our accounts receivables due to the general economic decline, we may be materially adversely affected.

If the overall economy continues to slow further, or experiences a double dip recession, it could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts that they owe to us. Due to the decline in the economy, the credit risks relating to these resellers/customers have increased. We generally offer our customers certain credit terms, allowing them to pay for products purchased from us between thirty and sixty days or more after we ship the products. Receipt of payment for our products depends on the financial liquidity of those customers. If significant customers, or a significant number of customers, experience liquidity problems, this could affect our ability to collect our accounts receivable, which could materially adversely affect our business, financial condition or results of operations. We recently have experienced a deterioration in our aging with amounts greater than thirty days past due increasing. We are in the process of implementing programs to assist us in monitoring and mitigating these risks, but there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposures from weakened financial conditions in certain geographic regions and the impact that such conditions may have on the worldwide economy. We have experienced losses due to defaults by our customers on their accounts payable. Although these losses have not been significant, future payment defaults by customers could harm our business and have a material adverse effect on our operating results and financial condition.

We have strong competitors and will likely face additional competition in the future.

The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate.

GN Netcom has made a number of acquisitions over the years, most recently, Claria Headsets, an Australian based manufacturer of office, call center and mobile headsets. We believe the acquisitions of ACS, Unex, Claria, Hello Direct and Jabra have provided GN Netcom with a broader product line and greater marketing presence than they had prior to these acquisitions. We believe it is reasonable to anticipate that they may continue to make additional acquisitions. In July 2002, Jabra announced the launch of it first Bluetooth product, the JABRA BT100™;, in the European market.

We currently operate principally in a multilevel distribution model -- we sell most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom's acquisitions including the recent acquisitions of ACS and Unex, indicate it may be moving towards a direct sales model. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices which could materially adversely affect our business and results of operations. In the face of the current economic downturn, we have been seeing lower prices from our competitors, particularly GN Netcom.

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

We anticipate that we will face additional competition from companies that currently do not offer communications headsets. This is particularly true in the office, mobile computer and residential markets. On September 11, 2001, Sony Corporation and Telefonaktiebolaget LM Ericsson announced a merger of their mobile business worldwide including telephone accessories such as telephone headsets and adapters. They subsequently announced the launch of the Joint Venture's first product, a Bluetooth device which shipped in November 2001. On September 24, 2002, the Joint Venture introduced HBH60 Bluetooth wireless headset which will be available commercially in the fourth quarter of calendar 2002.

On October 25, 2002, Danish manufacturer of audiology products, William Demant Holdings A/S, and Germany's maker of professional electroacoustic products, Sennheiser electronics Gmbh & Co. KG, announced the establishment of a joint venture in the telecommunication headset industry, Sennheiser Communications A/S. This new company will design, manufacturer and market communications headsets and aims to be a preferred headset manufacturer. If this joint venture is successful, we expect the combination of William Demant Holdings' technology expertise with Sennheiser's established distribution channels will present formidable competition to our business. Sennheiser Communications A/S plans to present their product range in the first quarter of 2004 at CeBit.

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

Historically, our expertise in acoustics and design has allowed us to design, develop and manufacture products with the levels of sound quality enabling us to meet the needs of our customers. Due to technological advances such as better digital signal processing, our current and future competitors may be able to develop products with the same or better audio quality at lower costs. These competitors will be able to compete more effectively in terms of product quality or price that could materially adversely affect our business and results of operations.

We believe that important competitive factors for us are:

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

The market price for our common stock may continue to be affected by a number of factors, including:

  uncertain economic conditions and the decline in investor confidence in the market place;
  the announcement of new products or product enhancements by us or our competitors;
  the loss of services of one or more of our executive officers or other key employees;
  quarterly variations in our or our competitors' results of operations;
  changes in our published forecasts of future results of operations;
  changes in earnings estimates or recommendations by securities analysts;
  developments in our industry, sales of substantial numbers of shares of our common stock in the public market;
  general market conditions; and
  other factors unrelated to our operating performance or the operating performance of our competitors.

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

During the second quarter of fiscal year 2003, approximately 30% of our net sales were derived from customers outside the United States, equal to net sales in the prior year's quarter. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

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

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers worldwide. We currently hold 60 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

We are exposed to potential litigation from third parties which is costly to defend and consumes management's time and could possibly divert focus away from our business.

From time to time, third parties, including our competitors, may assert intellectual property rights or other commercial claims against us. These claims, if they are asserted, could result in costly litigation and diversion of management's attention regardless of the merit of a claim. In addition, we may not ultimately prevail in any such litigation or be able to license any valid and infringed patents from such third parties on commercially reasonable terms, if at all. Any infringement claim or other litigation against us could materially adversely affect our business, financial condition and results of operations.

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

As of October 25, 2002, we had 45,001,489 shares of common stock outstanding. These shares are freely tradable except for approximately 4,951,223 shares held by affiliates of Plantronics (including Citicorp Venture Capital ("CVC") and the directors and officers of Plantronics). These approximately 4,951,223 shares may be sold in reliance on Rule 144 under the Securities Act, or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

Approximately 11,057,854 additional shares are subject to outstanding stock options as of October 25, 2002. The issuance of these shares upon exercise of stock options has been registered. Accordingly, to the extent that these shares vest and are issued in the future, they may be freely resold by stockholders who are not our affiliates. Our affiliates may resell these shares to the extent permitted by Rule 144 under the Securities Act.

Our stock is not heavily traded. The average daily trading volume of our stock in the second quarter of fiscal 2003 was approximately 274,176 shares per day with a median volume in that period of 203,450 shares per day. Sales of a substantial number of shares of our common stock in the public market by any of our officers, directors or other stockholders could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

INTEREST RATE RISK

At September 30, 2002, we had cash and cash equivalents totaling $46.3 million, compared to $43.0 million at March 31, 2002. At September 30, 2002, we had marketable securities totaling $20.3 million compared to $17.3 million at March 31, 2002. Cash equivalents have an original maturity of ninety days or less; marketable securities have an original maturity of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as the majority of our cash and marketable securities were invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our investments at September 30, 2002, was less than three months. The interest rates locked in on those investments ranged from 2.0% to 2.6%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

In July 2002, we renewed our revolving credit facility, including a letter of credit subfacility, with a major bank at $75 million. The renewed facility and subfacility both expire on July 31, 2003. As of October 25, 2002, we had no cash borrowings under the revolving credit facility and $0.5 million under the letter of credit subfacility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the first six months of fiscal 2003, approximately 30% of our net sales were derived from customers outside the United States, with approximately 22% of total revenues denominated in foreign currencies, predominately the Euro and the British Pound Sterling. In fiscal 2002, we implemented a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we began to hedge our European transaction exposure, hedging both our Euro and British Pound Sterling positions. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

As of September 30, 2002, we had foreign currency exchange contracts of approximately $2.7 million denominated in the Euro and approximately $1.0 million denominated in the British Pound Sterling as a hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts and nonfunctional currency-denominated receivables and payables. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a loss of $1.0 million or a gain of $0.7 million.

The table below presents the impact on our foreign transactions of a 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated currencies:

September 30, 2002
(in millions)                             Net
                                      Underlying       Net          FX           FX
                                        Foreign      Exposed    Gain (Loss)  Gain (Loss)
                          USD Value    Currency    Long (Short)  From 10%     From 10%
                          of Net FX   Transaction   Currency    Appreciation Depreciation
Currency                  Contracts    Exposures    Position      of USD       of USD
-----------------------  -----------  -----------  -----------  -----------  -----------
Euro................... $       2.7  $       8.0  $       5.3  $      (0.9) $       0.7
British pound sterling.        (1.0)         0.5          1.5         (0.1)          --
                         -----------  -----------  -----------  -----------  -----------
Net position........... $       1.7  $       8.5  $       6.8  $      (1.0) $       0.7
                         ===========  ===========  ===========  ===========  ===========

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Plantronics' management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the company may detected.

(b) Changes in internal controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

This case was tried in October 2002. Plantronics was granted summary adjudication on GN Hello Direct's breach of contract claims against Plantronics prior to trial. At trial, GN Hello Direct's claims against Plantronics for Interference with Prospective Economic Advantage were found by the jury to be without merit and a defense verdict was returned on Plantronics' behalf. Plantronics was awarded approximately $0.8 million with 10% simple interest from March 15, 2001 for product sold by Plantronics to GN Hello Direct and for which GN Hello Direct had not paid Plantronics. Post trial motions and appeals in this matter may be filed.

We are also involved in various other legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results.* However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition or results of operations

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our external auditors. Non-audit services are defined in law as services other than those provided in connection with an audit or a review of our financial statements and include such services as tax research and provision review, audits of benefit plans, and review of registration statements. On October 11, 2002 our Audit Committee approved the following non-audit services to be performed by our external auditors during the current fiscal year: (1) tax research, (2) review of tax provisions and returns, (3) foreign statutory audits, and (4) review of registration statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

(Registrant)

/s/ Barbara V. Scherer

Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

Date: November 12, 2002

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, S. Kenneth Kannappan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Plantronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ S. Kenneth Kannappan

S. Kenneth Kannappan

President and Chief Executive Officer

I, Barbara V. Scherer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Plantronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Barbara V. Scherer

Barbara V. Scherer

Senior Vice President - Finance and Administration and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description of Document
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.