Form 10-Q
period 2002-12-31
PLANTRONICS INC /CA/
filed 2003-02-11
CIK 914025

Q3 2003 DOC

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of shares outstanding of registrant's common stock as of January 24 2003 was 44,401,726.

Plantronics, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             March 31,  December 31,
                                                              2002          2002
                                                          ------------  ------------
ASSETS
Current assets:
     Cash, cash equivalents and marketable securities .. $     60,310  $     63,813
     Accounts receivable, net ..........................       43,838        51,927
     Inventory, net ....................................       36,103        34,884
     Deferred income taxes .............................        5,866         6,653
     Other current assets ..............................        2,452         2,474
                                                          ------------  ------------
         Total current assets ..........................      148,569       159,751
Property, plant and equipment, net .....................       35,700        37,589
Intangibles, net .......................................        4,584         3,846
Goodwill, net ..........................................        9,542         9,386
Other assets, net ......................................        2,663         2,188
                                                          ------------  ------------
        Total assets ................................... $    201,058  $    212,760
                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................. $     14,071  $     12,457
     Accrued liabilities ...............................       25,868        28,904
     Income taxes payable ..............................       11,961        10,372
                                                          ------------  ------------
         Total current liabilities .....................       51,900        51,733
Deferred tax liability .................................        7,165         7,897
                                                          ------------  ------------
        Total liabilities ..............................       59,065        59,630
                                                          ------------  ------------
Stockholders' equity:
     Common stock, $0.01 par value per share; 100,000
       shares authorized, 59,226 and 59,491 shares
       issued and outstanding at March 31, 2002 and
       December 31, 2002, respectively..................          592           595
     Additional paid-in capital ........................      152,194       155,868
     Accumulated other comprehensive loss ..............       (1,203)          289
     Retained earnings .................................      243,874       274,779
                                                          ------------  ------------
                                                              395,457       431,531
     Less: Treasury stock (common: 13,368 and 14,828
       shares outstanding at March 31, 2002 and
       December 31, 2002, respectively) at cost ........     (253,464)     (278,401)
                                                          ------------  ------------
         Total stockholders' equity ....................      141,993       153,130
                                                          ------------  ------------
         Total liabilities and stockholders' equity .... $    201,058  $    212,760
                                                          ============  ============

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                    Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                  --------------------  --------------------
                                                     2001       2002       2001       2002
                                                  ---------  ---------  ---------  ---------
Net sales ...................................... $  79,867  $  86,811  $ 232,954  $ 249,449
Cost of sales ..................................    42,610     44,290    123,304    123,835
                                                  ---------  ---------  ---------  ---------
    Gross profit ...............................    37,257     42,521    109,650    125,614
                                                  ---------  ---------  ---------  ---------
Operating expenses:
    Research, development and engineering ......     6,895      9,004     22,839     25,418
    Selling, general and administrative ........    19,708     20,939     56,541     60,308
                                                  ---------  ---------  ---------  ---------
         Total operating expenses ..............    26,603     29,943     79,380     85,726
                                                  ---------  ---------  ---------  ---------
Operating income ...............................    10,654     12,578     30,270     39,888
Interest and other income, net .................       354        566      1,496      1,771
                                                  ---------  ---------  ---------  ---------
Income before income taxes .....................    11,008     13,144     31,766     41,659
Income tax expense .............................       501      3,943      6,313     10,754
                                                  ---------  ---------  ---------  ---------
Net income ..................................... $  10,507  $   9,201  $  25,453  $  30,905
                                                  =========  =========  =========  =========

Basic earnings per common share (Note 5) ....... $    0.22  $    0.20  $    0.53  $    0.68
                                                  =========  =========  =========  =========

Shares used in basic per share calculations.....    46,897     44,939     47,650     45,531
                                                  =========  =========  =========  =========

Diluted earnings per common share (Note 5) ..... $    0.21  $    0.20  $    0.51  $    0.66
                                                  =========  =========  =========  =========

Shares used in diluted per share calculations...    49,120     46,197     49,554     47,096
                                                  =========  =========  =========  =========

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                    Nine Months Ended
                                                                      December 31,
                                                                 ----------------------
                                                                     2001        2002
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................... $   25,453  $   30,905
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization ......................      6,505       8,425
           Deferred income taxes ..............................        277         (55)
           Income tax benefit associated with stock options ...        422       1,296
           Loss on disposal of fixed assets .....................      135          17
      Changes in assets and liabilities:
           Accounts receivable, net ...........................     15,479      (8,089)
           Inventory, net .....................................     10,240       1,219
           Other current assets ...............................     (2,197)        (22)
           Other assets .......................................        (28)        551
           Accounts payable ...................................      2,817      (1,614)
           Accrued liabilities ................................      2,485       3,036
           Income taxes payable ...............................      1,987      (1,589)
                                                                 ----------  ----------
Cash provided by operating activities .........................     63,575      34,080
                                                                 ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of marketable securities .......     19,053      22,500
      Purchase of marketable securities .......................    (14,500)    (13,020)
      Capital expenditures ....................................     (8,442)     (9,513)
                                                                 ----------  ----------
Cash used for investing activities ............................     (3,889)        (33)
                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock ..............................    (48,412)    (25,306)
      Proceeds from sale of treasury stock ....................      1,303       1,102
      Proceeds from exercise of stock options .................        887       1,647
                                                                 ----------  ----------
Cash used for financing activities ............................    (46,222)    (22,557)

Foreign currency translation...................................        101       1,492
                                                                 ----------  ----------
Net increase in cash and cash equivalents .....................     13,565      12,982
Cash and cash equivalents at beginning of period ..............     60,544      43,048
                                                                 ----------  ----------
Cash and cash equivalents at end of period .................... $   74,109  $   56,030
                                                                 ==========  ==========
Supplemental disclosures of cash flow information:
   Cash paid for:
           Interest ........................................... $       79  $      100
           Income taxes ....................................... $   10,172  $   11,339

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," "we," or "our") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended March 31, 2002. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period balances have been reclassified to conform to the current period presentation. The interim financial statements should be read in connection with the financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

2. PERIODS PRESENTED

Our fiscal year-end is the Saturday closest to March 31 and the third fiscal quarter-end is the last Saturday in December. For purposes of presentation, we have indicated our accounting year ending on March 31, and our interim quarterly periods ending on the applicable month-end. Our fiscal quarters ended December 31, 2001, and December 31, 2002, consisted of thirteen weeks each.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                            March 31,  December 31,
                                                               2002        2002
                                                           ----------  ----------

Cash, cash equivalents and marketable securities:
    Cash and cash equivalents ........................... $   43,048  $   56,030
    Marketable securities ...............................     17,262       7,783
                                                           ----------  ----------
                                                          $   60,310  $   63,813
                                                           ==========  ==========

Accounts receivable, net:
    Accounts receivable from customers .................. $   58,195  $   69,877
    Less: sales returns, promotions and rebates .........    (11,347)    (14,266)
    Less: allowance for doubtful accounts ...............     (3,010)     (3,684)
                                                           ----------  ----------
                                                          $   43,838  $   51,927
                                                           ==========  ==========

Inventory, net:
    Finished goods ...................................... $   23,576  $   21,136
    Work in process .....................................        831       1,091
    Purchased parts .....................................     18,068      19,775
    Less: provision for excess and obsolete inventory ...     (6,372)     (7,118)
                                                           ----------  ----------
                                                          $   36,103  $   34,884
                                                           ==========  ==========

                                                              March 31,December 31,
                                                               2002        2002
                                                           ----------  ----------

Property, plant and equipment, net:
    Land ................................................ $    4,693  $    4,693
    Buildings and improvements (useful lives: 7-30 years)     16,350      19,976
    Machinery and equipment (useful lives: 2-10 years) ..     52,747      58,494
                                                           ----------  ----------
                                                              73,790      83,163
    Less: accumulated depreciation ......................    (38,090)    (45,574)
                                                           ----------  ----------
                                                          $   35,700  $   37,589
                                                           ==========  ==========

Accrued liabilities:
    Employee benefits ................................... $   11,008  $   13,154
    Accrued advertising and sales and marketing .........      1,938       2,144
    Warranty accrual ....................................      6,420       6,444
    Accrued other .......................................      6,502       7,162
                                                           ----------  ----------
                                                          $   25,868  $   28,904
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

As of December 31, 2002, we had foreign currency exchange contracts of approximately $4.4 million denominated in the Euro as a hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The following table summarizes our net currency position, and approximate U.S. dollar equivalent (in thousands), at December 31, 2002:

                          Local          USD
                         Currency     Equivalent   Position    Maturity
                       ------------  ------------ ----------- -----------
EUR                €        4,238  $      4,400     Sell       1 month

Foreign currency transactions, net of the effect of hedging activity, resulted in a net gain of $0.3 million for the fiscal quarter ended December 31, 2002, which is included in interest and other income in the results of operations, compared to a net loss of approximately $0.2 million in the quarter ended December 31, 2001.

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

Following is a reconciliation of the denominators of the basic and diluted EPS:

                                                    Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                  --------------------  --------------------
(In thousands, except earnings per share)           2001       2002       2001       2002
                                                  ---------  ---------  ---------  ---------
Net income...................................... $  10,507  $   9,201  $  25,453  $  30,905
                                                  =========  =========  =========  =========

Weighted average shares - basic.................    46,897     44,939     47,650     45,531
Effect of dilutive securities - employee
   stock options................................     2,223      1,258      1,904      1,565
                                                  ---------  ---------  ---------  ---------
Weighted average shares - diluted...............    49,120     46,197     49,554     47,096
                                                  =========  =========  =========  =========

Net earnings per common share - basic........... $    0.22  $    0.20  $    0.53  $    0.68
                                                  =========  =========  =========  =========

Net earnings per common share - diluted......... $    0.21  $    0.20  $    0.51  $    0.66
                                                  =========  =========  =========  =========

6. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                    Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                  --------------------  --------------------
                                                     2001       2002       2001       2002
                                                  ---------  ---------  ---------  ---------
Net income...................................... $  10,507  $   9,201  $  25,453  $  30,905

  Foreign currency translation..................      (191)       459        100      1,492
                                                  ---------  ---------  ---------  ---------
Total........................................... $  10,316  $   9,660  $  25,553  $  32,397
                                                  =========  =========  =========  =========

The increase in the foreign currency translation adjustment in the current quarter was primarily due to the increase in the Euro. During the three months ended December 31, 2002, the exchange rate for the Euro relative to the U.S. dollar increased 6.4%. Both for the quarter and on a year-to-date basis, there was a strengthening of foreign currencies in countries where the local currency is the functional currency of the entity, further accounting for the increase.

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

PRODUCTS AND SERVICES. We organize our operations to focus on three principal markets: call center and office products, mobile and computer products, and other specialty products. The following table presents net revenue by market (in thousands):

                                                    Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                  --------------------  --------------------
                                                     2001       2002       2001       2002
                                                  ---------  ---------  ---------  ---------
Net revenues from unaffiliated customers:
   Call center and office....................... $  54,575  $  58,644  $ 175,952  $ 179,954
   Mobile and computer..........................    22,156     21,824     49,761     50,762
   Other specialty products.....................     3,136      6,343      7,241     18,733
                                                  ---------  ---------  ---------  ---------
                                                 $  79,867  $  86,811  $ 232,954  $ 249,449
                                                  =========  =========  =========  =========

MAJOR CUSTOMERS. No one customer accounted for 10% or more of total revenue from consolidated sales for the quarters ended December 31, 2001 and 2002, or for the nine month periods ended December 21, 2001 and 2002.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area (in thousands) but may not actually reflect end-user markets:

                                      Three Months Ended         Nine Months Ended
                                         December 31,              December 31,
                                    ------------------------  -----------------------
                                       2001         2002         2001        2002
                                    -----------  -----------  ----------  -----------
Net revenues from unaffiliated
customers:
   United States.................. $    56,235  $    57,013  $  159,228  $   170,053
   International..................      23,632       29,798      73,726       79,396
                                    -----------  -----------  ----------  -----------
                                   $    79,867  $    86,811  $  232,954  $   249,449
                                    ===========  ===========  ==========  ===========

                                       March 31, December 31,
                                        2002         2002
                                    -----------  -----------
Long-lived assets:
   United States.................. $    23,267  $    23,515
   International..................      12,433       14,074
                                    -----------  -----------
                                   $    35,700  $    37,589
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

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for Plantronics for financial statements issued after December 15, 2002. The table below shows the activity in Plantronics' warranty liability account for the quarter ended December 31, 2002:

(in thousands)
Warranty liability at September 30, 2002............. $   6,611
Warranty provision charged to the income statement...     1,788
Deductions for warranty expense incurred.............    (1,955)
                                                       ---------
Warranty liability at December 31, 2002.............. $   6,444
                                                       =========

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are effective for Plantronics beginning in the second quarter of fiscal 2004.  We believe that the adoption of this standard will have no material impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for Plantronics commencing the first quarter of fiscal 2004.   The interim disclosure requirements are effective for Plantronics beginning the fourth quarter of fiscal 2003.  We believe that the adoption of this standard will have no material impact on our financial statements.

9. GOODWILL AND INTANGIBLES

During the first quarter of fiscal year 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." In accordance with SFAS 142, we discontinued goodwill amortization in April 2001.

Aggregate amortization expense on intangibles for the quarter and nine months ended December 31, 2001 was $0.1 million and $0.2 million, respectively. For the quarter and nine months ended December 31, 2002, amortization expense was $0.2 million and $0.7 million, respectively. The following table presents information on acquired intangible assets (in thousands):

                                              March 31, 2002              December 31, 2002
                                    Gross Carrying Accumulated  Gross Carrying Accumulated
                                       Amount      Amortization    Amount      Amortization
                                    -------------  -----------  -------------  -----------
Intangible assets
Technology........................ $       2,460  $      (417) $       2,460  $      (746)
State contracts...................         1,300          (46)         1,300         (185)
Patents...........................           700          (25)           700         (100)
Customer lists....................           533         (400)           533         (533)
Trademarks........................           300          (11)           300          (43)
Non-compete agreements............           200          (10)           200          (40)
                                    -------------  -----------  -------------  -----------
Total............................. $       5,493  $      (909) $       5,493  $    (1,647)
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

REVENUE RECOGNITION. We recognize revenue net of product returns and expected payments to resellers for customer programs, including cooperative advertising and marketing development funds, volume rebates, and special pricing programs. Product returns are processed against revenues upon receipt and any adjustment to the provision deemed necessary is booked monthly, based on historical return rates, the product stage relative to its expected life cycle, assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates. Should product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period, on estimates for what is due to resellers for estimated credits earned during the period and any adjustments for credits based on actual activity. If market conditions were to warrant, Plantronics may take action to stimulate demand which could include increasing promotional programs, decreasing prices, or increasing discounts. Such actions could result in incremental reductions in revenue and margin at the time incentives are offered. To the extent that we reduce pricing, we may incur additional reductions to revenue for price protection based on our estimate of inventory in the channel that is subject to such pricing actions.

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

WARRANTY. We provide for the estimated cost of warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates and our cost to repair or replace the products. Should actual failure rates and costs differ from our estimates, revisions to the warranty obligation may be required.

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

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales:

RESULTS OF OPERATIONS:

                                                    Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                  --------------------  --------------------
                                                     2001       2002       2001       2002
                                                  ---------  ---------  ---------  ---------
Net sales ......................................     100.0%    100.0%    100.0%    100.0%
Cost of sales ..................................      53.4       51.0       52.9       49.6
                                                  ---------  ---------  ---------  ---------
    Gross profit ...............................      46.6       49.0       47.1       50.4
                                                  ---------  ---------  ---------  ---------
Operating expenses:
    Research, development and engineering ......       8.6       10.4        9.8       10.2
    Selling, general and administrative ........      24.7       24.1       24.3       24.2
                                                  ---------  ---------  ---------  ---------
         Total operating expenses ..............      33.3       34.5       34.1       34.4
                                                  ---------  ---------  ---------  ---------
Operating income ...............................      13.3       14.5       13.0       16.0
Interest and other income, net .................       0.5        0.7        0.6        0.7
                                                  ---------  ---------  ---------  ---------
Income before income taxes .....................      13.8       15.2       13.6       16.7
Income tax expense .............................       0.6        4.6        2.7        4.3
                                                  ---------  ---------  ---------  ---------
Net income .....................................      13.2%     10.6%     10.9%     12.4%
                                                  =========  =========  =========  =========

NET SALES. Net sales for the quarter ended December 31, 2002, increased by 8.7% to $86.8 million, compared to $79.9 million for the quarter ended December 31, 2001. Net sales for the nine months ended December 31, 2002 were $249.4 million compared to $233.0 million for the nine months ended December 31, 2001, an increase of 7.1%. Compared to the year ago quarter, sales to our commercial distribution channel increased, as well as sales of our Walker and specialty products sold through a variety of channels, driven by the acquisition of Ameriphone in January 2002. These increases were partially offset by a decrease in retail sales, and a decrease in sales to our OEM customers as many of the major telephony companies and wireless carriers continue to face a challenging business climate. On a product line basis, the increase in sales compared to the year ago quarter reflected increases in demand for our call center and office products, a strong increase in sales of our computer audio systems products with strong sales from our .Audio product line and strong European sales of Bluetooth product, offset in part by a domestic decline in sales of mobile products.

We recognize that although certain economic indicators have improved, the overall economic environment remains challenging, and as such we remain uncertain concerning the overall demand for our products. Related to this point, our U.S. commercial distributors of call center and office products reported a 7.7% increase in sell-through compared to the year ago quarter. However, they showed a 7.0% decrease sequentially in comparison to the September quarter. A sequential decline in sell-through is typical in the December quarter and sell-through rates typically increase sequentially in our fourth quarter.*

GROSS PROFIT. Gross profit for the quarter ended December 31, 2002, increased 14.1% to $42.5 million (49.0% of net sales), compared to $37.3 million (46.6% of net sales) for the quarter ended December 31, 2001. Gross profit for the nine months ended December 31, 2002 increased to $125.6 million (50.4% of net sales) from $109.7 million (47.1% of net sales) for the comparable period of fiscal 2002. Compared to the year ago quarter, there were several factors contributing to this level of improvement including favorable exchange rates on the Euro and Pound, somewhat lower requirements for warranty provisions, which is a function of lower return rates compared to a year ago, lower component costs as a result of our cost reduction efforts, and lower requirements for excess or obsolete inventory. These factors were offset by a $1.2 million increase in discounts to resellers versus the year ago quarter. We expect a reduction in discounts in our fourth fiscal quarter compared to the level offered in the quarter just ended.*

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended December 31, 2002, increased by 30.6% to $9.0 million (10.4% of net sales), compared to $6.9 million (8.6% of net sales) for the quarter ended December 31, 2001. For the first nine months ended December 31, 2002, R&D increased 11.3% to $25.4 million (10.2% of net sales) from $22.8 million (9.8% of net sales) for the same period last year. While this year's quarter reflected the inclusion of Ameriphone R&D spending, the primary reason for the increase in R&D spending compared to the year ago quarter was a marked increase in the number of products in the pipeline at a particularly active stage of development. While we are continuing to invest in new product development, particularly cordless products, we expect the level of R&D expenses in our fourth quarter to be approximately the same as our third quarter and to level off or perhaps decline modestly in fiscal 2004.*

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended December 31, 2002, increased 6.2% to $20.9 million (24.1% of net sales), compared to $19.7 million (24.7% of net sales) for the quarter ended December 31, 2001. For the first nine months of fiscal 2003, selling, general and administrative expenses were $60.3 million (24.2% of net sales) compared to $56.5 million (24.3% of net sales) for the same period in the prior year. Compared to the year ago quarter, costs were higher as a result of including costs to support Ameriphone and due to certain marketing programs we ran during the quarter. To a lesser extent, expenses were also affected by increased commissions on higher revenues and by a higher provision for allowance to doubtful accounts necessary this quarter.

OPERATING INCOME. Operating income for the quarter ended December 31, 2002, increased by 18.1% to $12.6 million (14.5% of net sales), compared to $10.7 million (13.3% of net sales) for the quarter ended December 31, 2001. For the first nine months of fiscal 2003, operating income grew by 31.8% to $39.9 million from $30.3 million for the same period last year. Compared to the year ago quarter, the increase was largely due to the improved gross margin on higher revenues.

INTEREST AND OTHER INCOME, NET. Interest and other income for the quarter ended December 31, 2002, was $0.6 million compared to $0.4 million for the quarter ended December 31, 2001, representing an increase of 59.9%. For the nine months ended December 31, 2002, interest and other income was $1.8 million which represents an increase of 18.4% over the same period in the previous year. Compared to the year ago quarter, the single largest factor contributing to the increase was the favorable effect of foreign exchange rates relative to the U.S. dollar. Both the Euro and the Pound have shown strong increases, favorably affecting the remeasurement of our European balance sheets. Interest income declined compared to the year ago quarter, reflecting lower interest rates as well as lower cash balances with which to invest. Interest expense for fiscal 2003 is expected to be minimal.*

INCOME TAX EXPENSE. Income tax expense for the quarter ended December 31, 2002 was $3.9 million compared to $.5 million for the quarter ended December 31, 2001 and represented tax rates of 30.0% and 4.6%, respectively. In the prior year's quarter we released tax reserves that were no longer required as a result of completed tax audits with no findings. There was no such release of reserves this quarter, which accounted for the higher effective tax rate. For fiscal year 2003 as a whole, we expect our tax expense as a percentage of pre-tax income not to be greater than 28%.* In our fourth fiscal quarter, we expect our income tax expense as a percentage of pre-tax income to be approximately 30%.*

Financial Condition:

OPERATING ACTIVITIES. During the nine months ended December 31, 2002, we generated $34.1 million of cash from operating activities, primarily from $30.9 million in net income, a benefit from non-cash expenses for depreciation and amortization of $8.4 million, $3.0 million from an increase in accrued liabilities, $1.3 million from the tax benefit associated with the exercise of stock options, and $1.2 million from a decrease in inventory. These items were offset by an increase of $8.1 million in accounts receivable, a decrease of $1.6 million in accounts payable, and a decrease of $1.6 million in taxes payable. In comparison, in the nine months ended December 31, 2001, we generated $63.6 million of cash from operating activities, due primarily to $25.5 million in net income, a decrease of $15.5 million in accounts receivable, a decrease of $10.2 million in inventory, a benefit from non-cash expenses for depreciation and amortization of $6.5 million, an increase of $5.3 million in accounts payable and accrued liabilities, and an increase of $2.0 million in income taxes payable.

INVESTING ACTIVITIES. During the nine months ended December 31, 2002 we received $22.5 million from maturities of marketable securities. In turn, we purchased $13.0 million in marketable securities during the same period. We incurred capital expenditures of $9.5 million in the nine months ended December 31, 2002 principally for machinery and equipment which includes tooling, building and leasehold improvements, and furniture and fixtures.

FINANCING ACTIVITIES. In the nine months ended December 31, 2002, we repurchased 1,522,400 shares of our common stock for $25.3 million and reissued through employee benefit plans 62,320 shares of our treasury stock for $1.1 million. As of December 31, 2002, 617,800 shares remained available for repurchase under the plan authorized during the quarter. We received $1.6 million in proceeds from the exercise of stock options during the nine months ended December 31, 2002. During this period, we also recorded $1.5 million in foreign currency translation gains due to strengthening Euro and British Pound Sterling values relative to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2002, we had working capital of $108 million, including $63.8 million of cash, cash equivalents and marketable securities, compared with working capital of $96.7 million, including $60.3 million of cash, cash equivalents and marketable securities at March 31, 2002. As of December 31, 2002, we had material commitments for capital expenditures of approximately $2 million for purchase of tooling, machinery and equipment, furniture and fixtures and building and leasehold improvements. We expect that these commitments will be funded by cash from operations.*

In July 2002, we renewed our revolving credit facility with a major bank at $75 million, including a letter of credit subfacility. The renewed facility and subfacility both expire on July 31, 2003. As of January 24, 2003, we had no cash borrowings under the revolving credit facility and $1 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter of credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash, cash equivalents and marketable securities balances and cash provided by operations, together with available borrowing capacity under our revolving credit facility and letter of credit subfacility, will be sufficient to fund operations for at least the next twelve months.* However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Certain Forward-Looking Information" and "Risk Factors Affecting Future Operating Results" in this Quarterly Report for factors that could affect our estimates for future financial needs and sources of working capital.

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

We have historically derived, and continue to derive, a substantial portion of our net sales from the call center market. Although we saw a slight increase in sales in this market in the third quarter of fiscal year 2003, this market has shown signs of saturation in the past year. We believe that there is a general reduction in the level of overall market demand for call center products. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could continue to decline in response to various factors. For example, consumer resistance to telemarketing could materially adversely affect growth in the call center market. A continued deterioration in general economic conditions could result in a reduction in the establishment of new call centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact currently negatively affecting our business. Because of our reliance on the call center market, we will be affected more by changes in the rate of call center establishment and expansion and the communications products that call center agents' use, than would a company serving a broader market. Any decrease in the demand for call centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

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
  seasonal fluctuations in demand and linearity of sales within the quarter; and
  if the US goes to war with Iraq or if the North Korea nuclear arms conflict continues to escalate.

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

If we are not able to collect on our accounts receivable due to the general economic decline, we may be materially adversely affected.

If the overall economy continues to slow further, or experiences a double-dip recession, it could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts that they owe to us. Due to the decline in the economy, the credit risks relating to these resellers/customers have increased. We generally offer our customers certain credit terms, allowing them to pay for products purchased from us between thirty and sixty days or more after we ship the products. Receipt of payment for our products depends on the financial liquidity of those customers. If significant customers, or a significant number of customers, experience liquidity problems, this could affect our ability to collect our accounts receivable, which could materially adversely affect our business, financial condition or results of operations. We recently have experienced a deterioration in our aging with amounts greater than thirty days past due increasing. We are in the process of implementing programs to assist us in monitoring and mitigating these risks, but there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposures from weakened financial conditions in certain geographic regions and the impact that such conditions may have on the worldwide economy. We have experienced losses due to defaults by our customers on their accounts payable. Although these losses have not been significant, future payment defaults by customers could harm our business and have a material adverse effect on our operating results and financial condition.

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

We currently operate principally in a multilevel distribution model -- we sell most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom's acquisitions including the recent acquisitions of Hello Direct and the Australian distributor Claria, indicate it may be moving towards a direct sales model. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices which could materially adversely affect our business and results of operations. In the face of the current economic downturn, we have been seeing lower prices from our competitors, particularly GN Netcom.

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

We anticipate that we will face additional competition from companies that currently do not offer communications headsets. This is particularly true in the office, mobile computer and residential markets. Since the merger of the mobile businesses of Sony Corporation and Telefonaktiebolaget LM Ericsson in 2001, they have announced the launch of two commercially available Bluetooth wireless headsets.

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

We expect to make future acquisitions and acquisitions involve material risks.

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

During the third quarter of fiscal year 2003, approximately 34% of our net sales were derived from customers outside the United States, equal to net sales in the year ago quarter. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

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

The terrorist attacks on New York City on September 11, 2001, marked a turning point in current U.S. political, military and security strategies which we believe have, and may continue to, adversely impact our business, both directly and indirectly.

The events of September 11th, 2001 and its aftermath have contributed to a further slowing in the economy with additional layoffs in other industries resulting in a negative effect on our business. We believe that one direct impact of the attacks is the reduction of call center agents in the travel and leisure industries. We are indirectly affected by the continuing concern on future terrorist attacks on U.S. soil. We are unable to estimate the impact these threats and their consequences have on our business, however, we expect that as these events adversely affect the global economy in general, our financial condition, our operations and our prospects will be similarly adversely affected.

We have intellectual property rights that could be infringed by others and we are potentially at risk of infringement of the intellectual property rights of others.

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers worldwide. We currently hold 68 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

As of January 24, 2003, we had 44,401,726 shares of common stock outstanding. These shares are freely tradable except for approximately 6,976,170 shares held by affiliates of Plantronics (including Citicorp Venture Capital ("CVC") and the directors and officers of Plantronics). These approximately 6,976,170 shares may be sold in reliance on Rule 144 under the Securities Act, or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

Approximately 11,027,167 additional shares are subject to outstanding stock options as of January 24, 2003. The issuance of these shares upon exercise of stock options has been registered. Accordingly, to the extent that these shares vest and are issued in the future, they may be freely resold by stockholders who are not our affiliates. Our affiliates may resell these shares to the extent permitted by Rule 144 under the Securities Act.

Our stock is not heavily traded. The average daily trading volume of our stock in the third quarter of fiscal 2003 was 318,763 shares per day with a median volume in that period of 257,100 shares per day. Sales of a substantial number of shares of our common stock in the public market by any of our officers, directors or other stockholders could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

In the first quarter of calendar year 2002, our board of directors adopted a stockholders right plan, pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of April 12, 2002. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition.

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

INTEREST RATE RISK

At December 31, 2002, we had cash and cash equivalents totaling $56.0 million, compared to $43.0 million at March 31, 2002. At December 31, 2002, we had marketable securities totaling $7.8 million compared to $17.3 million at March 31, 2002. Cash equivalents have an original maturity of ninety days or less; marketable securities have an original maturity of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as the majority of our cash and marketable securities were invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our investments at December 31, 2002, was less than three months. The taxable equivalent interest rates locked in on those investments ranged from 1.9% to 2.6%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

In July 2002, we renewed our revolving credit facility, including a letter of credit subfacility, with a major bank at $75 million. The renewed facility and subfacility both expire on July 31, 2003. As of January 24, 2003, we had no cash borrowings under the revolving credit facility and $1 million under the letter of credit subfacility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the first nine months of fiscal 2003, approximately 32% of our net sales were derived from customers outside the United States, with approximately 23% of total revenues denominated in foreign currencies, predominately the Euro and the British Pound Sterling. In fiscal 2002, we implemented a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we began to hedge our European transaction exposure, hedging both our Euro and British Pound Sterling positions. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

As of December 31, 2002, we had foreign currency exchange contracts of approximately $4.4 million denominated in the Euro as a hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts and nonfunctional currency-denominated receivables and payables. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a loss of $0.7 million or a gain of $0.7 million.

The table below presents the impact on our foreign transactions of a 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated currencies:

December 31, 2002
(in millions)                             Net
                                      Underlying       Net          FX           FX
                                        Foreign      Exposed    Gain (Loss)  Gain (Loss)
                          USD Value    Currency    Long (Short)  From 10%     From 10%
                          of Net FX   Transaction   Currency    Appreciation Depreciation
Currency                  Contracts    Exposures    Position      of USD       of USD
-----------------------  -----------  -----------  -----------  -----------  -----------
Euro................... $       4.4  $      11.2  $       6.8  $      (0.7) $       0.7
British pound sterling.          --         (0.2)        (0.2)          --           --
                         -----------  -----------  -----------  -----------  -----------
Net position            $       4.4  $      11.0  $       6.6  $      (0.7) $       0.7
                         ===========  ===========  ===========  ===========  ===========

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in the Exchange Act) Rules 13a- 14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Plantronics' management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the company may be detected.

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

This case was tried in October 2002. We were granted summary adjudication on GN Hello Direct's breach of contract claims against us prior to trial. At trial, GN Hello Direct's claims against us for Interference with Prospective Economic Advantage were found by the jury to be without merit and a defense verdict was returned on our behalf. We were awarded approximately $0.8 million with 10% simple interest from March 15, 2001 for product sold by us to GN Hello Direct and for which GN Hello Direct had not paid us. On post trial motions both parties asked for a Judgment Not on the Verdict on the issue of the product sold by us to GN Hello Direct that was not paid for by GN Hello Direct. The court granted a new trial on this issue alone. In further post trial motions, we received awards of attorney's fees and costs of $1.67 million. GN Hello Direct has the right to appeal. We intend to defend any such appeal vigorously and to aggressively prosecute its claim for damages for product sold by us to Hello Direct but not paid for by them.*

We are also involved in various other legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results.* However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition or results of operations

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our external auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements and include such services as tax research and provision review, audits of benefit plans, and review of registration statements. On October 11, 2002, our Audit Committee approved the following non-audit services to be performed by our external auditors during the current fiscal year: (1) tax research, (2) review of tax provisions and returns, (3) foreign statutory audits, and (4) review of registration statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K

  Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Exchange Act, Plantronics has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.
(Registrant)

By:	/s/ Barbara V. Scherer
Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

Date: February 11, 2003

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

Date: February 11, 2003

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

Date: February 11, 2003

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