Form 10-K
period 2003-03-31
PLANTRONICS INC /CA/
filed 2003-06-02
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2003

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
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of $17.00 for shares of the Registrant's Common Stock on September 27, 2002 as reported by the New York Stock Exchange, was approximately $755,815,733. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.

      Number of shares of Common Stock outstanding as of April 30, 2003: 43,630,273.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on June 27, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Plantronics, Inc.

FORM 10-K
For the Year Ended March 31, 2003
TABLE OF CONTENTS

Plantronics, the logo design, Plantronics and the logo design combined, Ameriphone, Clarity, and SoundGuard are registered United States trademarks of Plantronics,Inc., .Audio, DuoPro, Flex Grip, Firefly, SoundGuard Plus, the clear color and the gently curved shape of the Plantronics voice tube, and Walker are trademarks of Plantronics, Inc. Certain of the foregoing trademarks are registered trademarks in certain foreign countries. The BLUETOOTH trademarks are owned by Bluetooth SIG, Inc.,USA. This report also includes trademarks of companies other than Plantronics.

PART I

This Annual Report on Form 10-K is filed with respect to our fiscal year 2003. Each of our fiscal years ends on the Saturday closest to the last day of March. Our fiscal year 2003 ended on March 29, 2003. For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

CERTAIN FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and include, but are not necessarily limited to, all of the statements marked below with an asterisk ("*"). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. For a discussion of such factors, this Annual Report on Form 10-K should be read in conjunction with our 2003 Annual Report to Stockholders and the "Risk Factors Affecting Future Operating Results," included elsewhere herein.

ITEM 1. BUSINESS

OVERVIEW

Plantronics, Inc. ("Plantronics," "we," "our," or "us") has been helping people communicate easily and effectively for over 40 years. Our headsets make talking on the telephone a liberating and engaging experience, free from handsets and cords. From our earliest headsets, used by Neil Armstrong during the first moon landing, to our new cordless headsets for office telephones and mobile applications, our focus has not changed. Our mission is to enhance personal communications, by helping people who use communication equipment to do so more naturally, comfortably, and effectively.

We are a leading worldwide designer, manufacturer and marketer of lightweight communications headsets, telephone headset systems, accessories and related services. In addition, we manufacture and market specialty telephone products, such as telephones for the hearing-impaired and other related products for people with special communications needs.

Plantronics headsets are communications tools, providing freedom to use your hands while staying "connected," freedom to move around, and freedom from keyboards. People appreciate the superior sound quality, all-day comfort and reliability that differentiate our headsets from the competition. We apply a variety of technologies to develop superior products that meet the needs of our customers. Plantronics headsets are widely used in office and contact centers, in homes, and for mobile, computer, and other specialty applications. Plantronics' commitment to excellence is demonstrated by the audio quality of our digitally-enhanced PC headsets, the reliability of our mobile headsets and the superior comfort of our office and contact center solutions. Plantronics' broad compatibility with an extensive range of telephony systems has made us the headset of choice in contact centers worldwide.

We are a global company, and sell our broad range of communications products into more than 70 countries through a worldwide network of distributors, original equipment manufacturers ("OEM"), retailers and telephony service providers. We have well-developed distribution channels in North America and Europe, where the growth of phone-based customer support, telemarketing activities and deregulation of the telephone companies have led to more widespread use of telephone headsets. Our headsets continue to be widely used in contact centers in the Middle East, Africa, Australia, Asia and Latin America, with particular year over year growth in India, as many U.S. and European companies are setting up contact centers in that country. With the goal of increasing customer support and facilitating growth in India, we also opened an office there in fiscal 2003.

Plantronics' largest end user market is comprised of office users. We also sell headsets used in home office and residential applications. These end user groups have been identified as having long-term growth potential. Users in the office market consist primarily of business executives, mobile professionals, agents, brokers, lawyers, accountants, and others whose occupations and/or lifestyle may require extensive use of a telephone or a high degree of multi-tasking while on the telephone.

The use of headsets for mobile applications continues to be an area of concentration for Plantronics. These hands-free solutions enable our customers, including mobile professionals who travel as part of their job requirements, or professionals who are on the go, to stay "connected," providing clear calls and lightweight convenience while on the road or in the office. Using our headsets enables our customers to experience increased mobility, have both hands free to drive, and when used with voice recognition equipment, freedom from dial pads and keyboards.

Our headsets are purchased by a broad and diverse group of business customers worldwide, including telephone-operating companies, operators of private telephone networks, and governmental agencies. We distribute our products through specialized distributors, large electronics wholesalers, original equipment manufacturers, and retail channels, such as office supply stores, consumer electronics stores, mail order catalogs, warehouse clubs, and office supplies distributors. We sell certain products directly to governmental agencies and also distribute products to the government market through OEMs, distributors and other sales channels. Plantronics products may also be purchased from our website, www.plantronics.com.

We provide free of charge through a link on our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

INDUSTRY BACKGROUND

General Background

Over the past few years, we have broadened our product offerings to target the office, and the emerging mobile and computer markets. The proliferation of desktop computing makes communications headsets a product of choice in many occupations, because they permit the user to be more efficient in an ergonomically comfortable environment. Growing awareness of driver safety and resulting hands-free legislation has led to increased headset adoption for mobile phone users.

Headsets enhance the communications experience through:

MULTI-TASKING BENEFITS that allow people to use a computer, take notes and organize files while talking hands-free;

IMPROVED MOBILITY, for example, being able to talk more easily on a cellular or cordless phone while on the go;

WIRELESS FREEDOM, allowing people to take and make calls as they move freely around their home or office without cords or cables;

CONTRIBUTING to greater driving safety by enabling a person to have both hands free to drive while talking on a mobile phone;

VOICE COMMAND AND CONTROL that lets people take advantage of voice dialing to make the communications experience more natural and convenient;

BETTER SOUND QUALITY for telephone users by reducing background noise;

ERGONOMIC RELIEF from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck;

ENABLING EMERGING PC APPLICATIONS, including speech recognition, Internet telephony, gaming, and premium audio quality; and

PROVIDING GREATER PRIVACY than speakerphones.

MARKETS

Office and Contact Center

Plantronics is a leader in the office and contact center markets with a broad range of communications headsets including high-quality, ergonomically designed headsets, amplifiers and telephone systems. Plantronics' full line of professional and contact center headsets have excellent sound quality, durability and all-day comfort.

The office market, both corporate and small office/home office ("SOHO"), comprise the largest overall market for Plantronics products today and is our strategic focus going forward. The simultaneous use of telephones and computers by office workers and a growing awareness of the benefits of headsets are factors we believe bode well for the development of this market. Professionals who spend significant time on the telephone have been early adopters of headset products and we believe that approximately 9% of office workers on the phone two or more hours per day in the U.S. use telephone headsets at work. These professionals include securities brokers, insurance agents, sales executives, credit controllers and purchasing agents. We believe that the level of headset use in the office is low, and that the number of office professionals worldwide who are on the phone two hours or more per day is approximately 200 million, providing a long-term opportunity to increase headset sales to office workers. Plantronics' cordless headset solutions, when used in an office environment, allow users to enjoy excellent sound quality, comfort, hands-free convenience, and freedom to move around the work place.

The contact center represents our second largest market as well as our most mature market in which we have achieved significant penetration. We believe that the long-term outlook for modest growth of contact center agents expected by most industry analysts remains intact.* The number of contact center agents is expected to gradually increase as companies endeavor to compete in the marketplace by (i) focusing on customer service to provide a competitive advantage, (ii) reducing costs through the use of real-time centralized information exchange and customer interaction, and (iii) making greater use of cost-effective direct distribution models. As the benefits of contact centers have become more widely recognized and the system cost per agent has declined, the establishment of contact centers has spread and continues to spread to smaller organizations and international firms.*

Our latest offerings for both office and contact center applications include the announcement in March 2003 of the CS50 (U.S.) and CS60 (International) wireless office headset systems with a self-contained wireless headset that lets office professionals stay in touch as they move around their workplace. For wireless convenience in the small office or home office we announced the CT12 Cordless Headset Telephone with our unique Firefly™ headset in Spring 2003, which includes a boom-mounted in-use indicator so that others will know when users are talking on the phone. In addition, we added a new behind-the-head version to the DuoPro™ headset family. It is customary practice in our industry to announce new products, with shipments occurring sometime after the initial announcement.

Mobile and Computer

Mobile use of headsets, particularly with cellular phones, is growing worldwide. The Plantronics mobile headset line is designed for the freedom and mobility of hands-free communications with the superior sound quality, stability and comfort that sets Plantronics headsets apart. Plantronics mobile, or M-Series headsets, come in a variety of styles, colors and types. Our headsets are designed to strict quality standards, including features that provide the very best user experience. These features include noise-canceling microphones that effectively reduce background noise and facilitate voice dialing, flexible earloops for a customizable fit and inline call answer/end buttons on some models so users don't have to handle or look at their phone.

In fiscal 2003 we shipped several new Bluetooth ™ products and we also announced the M3000 wireless headset for delivery in fiscal 2004. We plan to continue to develop Bluetooth based products designed for the mobile professional, to deliver wireless, hands-free communications with other Bluetooth products such as mobile phones and PDAs.

We have also added to our corded mobile headset line with the launch of the new MX100 earbud-style mobile headset in Summer 2002, which has quickly become one of our best-selling mobile products. Created as a fusion of fashion and technology, the MX100 uses our patented Flex Grip™ design for a stable, comfortable fit. Following the success of the MX100, we also announced the MX150 in Europe during the Spring of 2003. This headset uses the same basic design as the MX100, including Flex Grip, and adds a boom with a noise-canceling microphone for those users who need clearer conversations in noisier environments.

Our PC headset product revenues increased significantly from fiscal 2002 to fiscal 2003 primarily on the strength of new products such as our headsets for the Xbox Voice Communicator™, the economical .Audio™ line, and our digitally enhanced Universal Serial Bus ("USB") headsets. We believe that a number of fundamental factors are likely to increase our customers' need for PC headsets in the future, including Internet multimedia applications such as streaming audio and video, Internet telephony, on-line chat, and video conferencing.* Other factors that are expected to contribute to growth of this market include new advanced games and the addition of speech and voice capabilities to both Windows ™ and Office XP ™.

Walker and Ameriphone

With over 30 million people in the U.S. today suffering from some degree of hearing loss, the need for simple and accessible solutions are expected to continue to grow and we believe we are well positioned to serve these needs. Walker and Ameriphone deliver the most comprehensive range of special needs communications products from a single manufacturer and they serve the mild, moderate and severe hearing loss markets as well as the deaf community. Product distribution also includes audiologists and health care professionals, government programs, specialized distributors and retail.

Walker is a leading manufacturer of amplified telephone products delivering telecommunication solutions for the hearing impaired, handset and test set markets. A frontrunner in amplifying sound, Walker's solutions are found in consumer telephone products generally sold under the brand name Clarity, and custom applications requiring ruggedized equipment for use in very noisy environments and/or a superior sound experience. The company began in 1969 as a telecommunications manufacturer and was acquired by Plantronics in 1986.

On January 2, 2002 Plantronics acquired privately held Ameriphone®, Inc. of Garden Grove, CA and integrated it into our Walker product lines. Founded in 1977, Ameriphone is a recognized innovator in communications solutions for people with special needs.

INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

We are engaged in the design, manufacture, marketing and sales of telecommunications equipment including headsets, telephone headset systems and other specialty telecommunications products. We operate in one business segment. Our operations are organized to focus on three principal markets: office and contact center products, mobile and computer products, and other specialty products including products for customers with special communications needs. Information required by Statement of Financial Accounting Standards No. 131 (Disclosures about Segments of an Enterprise and Related Information) can be found in the Consolidated Financial Statements and related notes herein.

In fiscal 2001 and 2002, approximately 31.9% and 31.3% of our net sales were derived from sales to foreign customers, respectively. In fiscal 2003, non-U.S. sales accounted for approximately 32.2% of total net sales. Sales to foreign customers are generally subject to such additional risks as fluctuations in exchange rates, increased tariffs and the imposition of other trade barriers. In fiscal 2003, we continued to engage in hedging activities to protect our transaction exposure and mitigate exchange rate risks. We hedged our positions in both the Euro and the Great British Pound, which constitute the majority of our currency exposure. To the extent that we increase sales to foreign customers, or increase our transactions in foreign currencies, or that we are unsuccessful in our hedging strategies, our results of operations could be materially adversely affected by exchange rate fluctuations. In April of 2003, Plantronics began an additional hedging program to hedge a portion of Euro and Great British Pound revenues with put and call option contracts.

PRODUCTS

Summary

Our product line consists of lightweight communications headsets, telephone headset systems, headset accessories and services, and specialty telephones and other products for customers with special communications needs. Our headset products incorporate unique features that we believe offer compelling performance advantages:

COMFORT. We believe our focus on ergonomics is critical to our success. We maintain what we believe is the industry's most extensive database for the design of comfortable headsets. Our database includes measurements from over 1,000 physical molds taken of different ear types. The measurements are digitized and stored in a CAD/CAM database along with critical head contour measurements. In addition, we have researched optimal weight distribution on the ear.

SOUND QUALITY. In designing our products, we have conducted headset sound quality (e.g. preference and intelligibility) research on many telephone systems in both listening and speaking modes. We believe we have achieved one of the industry's best signal-to-noise ratios, creating powerful noise-canceling designs (to substantially reduce background sounds in unusually loud environments), and a voice tube design that does not require precise positioning for proper functioning. The voice tube is ideal for most office and contact center environments, with the additional benefits of an attractive appearance, easy hygienic replacement, and lighter weight. The clear color and gently curved shape of the Plantronics' voice tube are registered trademarks of Plantronics.

DURABILITY. We have over forty years of experience understanding headset durability and have successfully incorporated this knowledge into our product designs that we believe enable our products to generally last longer than the best comparable competitive products.

In addition, to a complete line of industry-leading headsets, headset systems, headset telephones and amplifiers, we also provide headset accessories, which include Plantronics' replacement voice tubes, ear cushions, eartips and wind noise suppressors. These replacement parts allow end users to revitalize their headset to maintain maximum performance and comfort. We also sell a full line of accessory products, including handset lifters and in-use indicators, which allow our customers increased mobility and ease of use. In addition, we provide ongoing customer service and support to our customer base.

We believe our customer support and service programs offer competitive advantages, because our end users and customers have easy access to Plantronics' superior products and services. We consistently receive high customer satisfaction ratings for our products and services.

Headsets

TELEPHONY APPLICATIONS: Headsets for use with corded telephones generally consist of two distinct units. The "top" is the portion that the user wears. This portion is generally associated with the term "headset." The headset top contains the speaker and the microphone and a means to have these in the correct location for comfortable use. The headset "base," often referred to as an amplifier or telephone adapter, interfaces with the telephone or other equipment. The headset base is currently required in most standard telephone applications. Increasingly, the headset interface is being built into the corded telephone or contact center call distribution system with which the headset is being used, allowing use of the headset top alone.

MOBILE APPLICATIONS: Many mobile telephones (both cellular and portable units) come with a dedicated standard 2.5mm headset port, permitting the headset to be plugged directly into the telephone handset. On those mobile devices that do not have a standard headset port, we have special versions that fit directly into a non-standard headset port. As the adoption of headsets increases, we expect that more cordless telephones, cellular telephones and other devices will be equipped with headset interfaces.*

COMPUTER APPLICATIONS: Computers and other electronic equipment generally do not require a separate adapter and our headsets are designed to plug directly into either the computer's analog sound card or, in the case of our Digital Signal Processing (DSP) line, into the USB port of the computer.

HEADSET STYLES: Our headsets come in a wide variety of wearing styles that we believe suit the needs and preferences of all of our end user market segments.*

Plantronics Service and Repair

We support our product offerings with a technical assistance center to assist our customers with technical questions. Our worldwide service center operations provide a quick response to warranty support and out-of-warranty service needs.

We provide our customers a variety of ways that they can contact us for their support needs, including:

  Toll-free 800 support with multiple-language capabilities

  Web-based FAQ database

  Web-based question submission

  Live online chat

  Instant call-back support

In addition, we offer online user's manuals, installation guides, software updates, warranty information and our Quick Web and Quick Fax services.

Other Specialty Products

Walker and Ameriphone design, manufacture and market products for hearing-impaired customers with mild-to-severe hearing loss and other special communications needs. Walker's product offerings include their premier product line, the Clarity® power telephone with accessories, an extra loud ringer, an extra large lighted keypad, volume control circuitry as well as other features. Ameriphone's product line includes amplified telephones, text telephones ("TTY"s), notification systems, emergency response systems and other products for the hearing impaired, deaf and others with special needs. Ameriphone's products have been selected by a number of state programs that provide equipment to those in need, including two of the nation's largest programs, Florida's Telecommunications Relay, Inc. program ("FTRI") and California's Deaf and Disabled Telecommunications Program ("DDTP").

Plantronics' Special Products group manufactures custom headsets and other equipment for special applications that are not served by our standard headset product lines. From its first products used in the early days of the space program, Plantronics Special Products offering has grown to include over 800 different headset models. Customers such as NASA, the Federal Government, and 911 dispatch centers rely on Plantronics quality headsets for their unique communications needs, which may include custom headset configurations for specific applications.

PRODUCT DEVELOPMENT

Since our introduction of the original lightweight headset in 1962, enhancing communications has been the primary focus of our development efforts. As we have expanded globally, we have increased the scope of these efforts to support international product needs. We maintain an extensive database of head and ear shapes to assist in the development of our products. Our concern for ergonomics and our efforts to design in comfort and safety have resulted in such product innovations as a conformable loop designed to adapt to the ear, the unique off-the-ear design of our DuoPro headset, and the SoundGuard PlusTM system, which increases intelligibility and provides superior sound quality.

In the past fiscal year we have developed and launched a number of key products for the office and contact center, as well as for the mobile market. For the office and contact center, we extended the DuoPro headset family by offering a behind-the-head design for those users more accustomed to a Walkman®-type wearing style.

We also announced the CS50 (U.S.) and CS60 (International) wireless office headset systems with a self-contained wireless headset that gives office professionals the ability to stay in touch as they move around their workplace. While these products offer customers advanced office mobility solutions, they are also designed on a common platform that can accommodate other wireless technologies. For wireless convenience in the small office or home office, we announced the CT12 Cordless Headset Telephone in Spring of 2003, with our FireFly™ headset, which includes a boom-mounted in-use indicator so that others will know when users are talking on the phone.

We began shipping our M1000 Bluetooth wireless headset in fiscal 2003, and also announced the M3000 Bluetooth wireless headset in early 2003. The new M3000 is a compact, stylish design with a comprehensive feature set that includes excellent sound quality and longer talk times. Together, these wireless headsets offer hands-free convenience for mobile applications.

We have also extended our corded mobile headset line with the launch of the new MX100 earbud-style mobile headset, which has quickly become one of our best-selling mobile products. The MX100 uses our patented Flex Grip™ design for a stable, comfortable fit and AcuSpeak™ technology for superior sound quality. Following the success of the MX100 we have also introduced the MX150, which uses the same basic design as the MX100, including Flex Grip, and adds a boom with a noise-canceling microphone for those users who need clearer conversations in noisier environments.

We believe that new technologies such as Voice over Internet Protocol ("VoIP") will be deployed at an ever-increasing rate. To that end, we continue development activities with OEM partners for VoIP solutions. As an example, we offer USB-to-headset adapters that allow users to connect Plantronics' professional H-series headsets to their computers for VoIP soft phone applications. We will also continue to invest in product development for this and other emerging technologies as appropriate to our business.

We have a number of new product and core technology development programs underway to further broaden our product line. One benefit of this focus on technology has been a number of key patent disclosures and filings by us over the past year. In addition, we have accelerated our time to market on a number of products through fast and flexible product development processes that incorporate intelligent reuse of platform and product architecture hardware. These process improvements take advantage of economies of scale resulting from platform reuse.

Most of our research and development is carried out by our in-house engineering staff in the United States and the United Kingdom. We are in the process of implementing a distributed product development model with design groups in Mexico and Asia to supplement our in-house engineering capabilities. Research, development and engineering expenditures were $27.0 million, $30.3 million and $33.9 million for fiscal years 2001, 2002, and 2003, respectively. While we believe that substantial investment in research and development is necessary to maintain and grow our position in the industry, due to our heavy investment in 2003 and the related pipeline of new products as well as improvements in our development process, we expect our spending for research, development and engineering in fiscal 2004 to decrease somewhat compared to fiscal 2003.*

Our product development efforts are directed toward both enhancing our existing products and developing new products that capitalize on our core technology and expand our product offerings to new user markets. The success of new product introductions is dependent on a number of factors, including appropriate new product selection, timely completion and introduction of new product designs, cost-effective manufacturing of such products, quality of new products, the acceptance of new technologies such as Bluetooth, and general market acceptance of new products. To be successful in the future, we must be able to develop new products, qualify these products with our customers, successfully introduce these products to the market on a timely basis, and commence and sustain volume production to meet customer demands. Although we have attempted to determine the specific needs of the telephony, mobile, computer, residential and home office user markets, there can be no assurance that the market niches identified will, in fact, materialize or that our existing and future products designed for these markets will gain substantial market acceptance. Further, assuming the markets develop and our products meet customer needs, there is no assurance that such new products can be manufactured cost effectively and in sufficient volumes to meet the potential demand.

The technology of telephone headsets has traditionally evolved slowly. Historically, our product life cycles are three to five years, prior to introduction of the next generation of products, which usually include stylistic changes and quality improvements, but such trends are based on similar technology. Our newer emerging technology products, particularly in the mobile and computer markets, are exhibiting shorter life cycles more in line with the consumer electronics market, and are consequently more sensitive to market trends and fashion. We believe that future changes in technology will come at a faster pace. Our future success will be dependent in part on our ability to develop products that utilize new technologies and to adapt to changing market trends quickly. In addition, to avoid product obsolescence, we will have to monitor technological changes in telephony, as well as users' demands for new technologies. Failure to keep pace with future technological changes could materially adversely affect our revenues and operating results.

SALES AND DISTRIBUTION

We have a well-established multilevel worldwide distribution network. Our principal customers are distributors, retailers, carriers, and OEM partners.

Commercial distributors represent our largest sales channel. This channel is comprised of headset specialists, national wholesalers, and regional wholesalers. The wholesalers typically offer a wide variety of products from multiple vendors to both resellers and end users. This distribution channel generally maintains inventory of our products, and our revenues may be affected by our distributors' fluctuating inventory levels even when market demand is stable. In fiscal 2003, we continued to reduce our order lead times and channel inventory levels.

The retail channel is our second largest channel and consists of office supply and consumer electronics retailers, consumer products and office supply distributors, catalog and mail order companies, and mass merchants. Retailers primarily sell headsets to corporate customers, small businesses, and to individuals who use them for a variety of purposes both personal and professional. The retail channel also maintains substantial inventory of Plantronics' products.

Contact center OEMs and manufacturers of automatic call distributor systems ("ACD"s) and other telecommunications and computer equipment also utilize Plantronics headsets. Contact center equipment OEMs do not typically manufacture their own peripheral products, and therefore distribute our headsets under their own private label, or as a Plantronics branded product.

Mobile telephone OEMs include both manufacturers of mobile handsets and wireless carriers. Wireless carriers do not manufacture headsets, but distribute our headsets as a Plantronics branded product or under their own private label. Mobile handset OEM's who buy from us primarily provide Plantronics' manufactured product designed for them and sold under their private label.

Computer OEMs include both manufacturers of computer hardware (including personal computers and specialized components and accessories for personal computers) and software. Many companies do not typically manufacture headsets but look to us for bundling our headsets with their products. Bundling configurations include product bundled with Plantronics-labeled headsets, product bundled with headsets privately labeled by the OEM, or product co-branded with Plantronics and the OEM.

The telephony service provider channel is comprised of telephone service providers that purchase headsets from us for use by their own agents. Certain of these service providers also resell headsets to their customers.

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

BACKLOG

Our backlog of unfilled orders was $22.8 million on March 31, 2003 compared to $17.3 million at the end of fiscal 2002. We include in backlog all purchase orders scheduled for delivery over the next 12 months. As part of our commitment to customer service, our goal has been to ship products to meet customers' requested shipment dates. The majority of our orders are fulfilled within two to five business days. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. We do not believe our backlog as of any particular date is indicative of actual sales for any future period and therefore should not be used as a measure of future revenue.

COMPETITION

The market for our products is highly competitive. We compete in several different markets, specifically the office and contact center, mobile and computer and other specialty markets. There are a number of different competitors in each of these market niches. We believe the principal competitive factors in each market are product features, comfort and fit, product reliability, customer service and support, reputation, distribution, ability to meet delivery schedules, price, warranty terms and product life. Our primary competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. GN Netcom has acquired nine companies since 1996 and is well positioned to compete with us in the office, contact center and mobile markets. In addition, Labtec, Inc., a subsidiary of Logitech, is a significant competitor in the computer headset market.

The office market, including both traditional and small or home office, and residential markets, involves the sale of headsets for connection to single-line or office telephone systems, wireless and cordless telephones and computers. There is indirect competition from speakerphones. Competitors in the contact center user market also sell headsets for use in the office market.

In the contact center market, we face different competitors depending on the channel of distribution and the geographic location. We anticipate that we may face additional indirect competition in this market from technological advances such as wireless. Although we have historically competed very successfully in the contact center market, there can be no assurance that we will be able to continue our leadership position in that market.

Competitors in the mobile market generally come from outside the contact center market. They include the mobile phone manufacturers who typically outsource phone accessories like headsets, and companies that focus primarily on the mobile and/or cordless phone accessories markets. There is indirect competition from hands-free car kits that also allow users to drive with both hands on the wheel. Important competitive factors in the mobile market include product styling, product reliability, product features, competitive pricing, sound quality, comfort and fit, ability to meet delivery schedules, customer service and support, reputation, distribution, warranty terms, and product life.

In the computer market, we compete for business in both the retail channel and through OEMs. We face competition principally from established computer peripheral vendors. These vendors have established relationships with their distribution channels, enabling them to gain broad and deep global distribution. There is indirect competition from stand-alone microphones and loudspeakers for use with computers. Competition through the retail channel is based upon differentiated retail packaging, superior microphone and speaker performance, price and headset style and color. Competition for OEM business is based upon meeting their unique requirements in their timeframes, unique styling, competitive pricing, and consistent quality with low defect rates.

The residential market involves the sale of headsets, telephones and other specialty products for use by the hearing impaired and other customers with special communications needs, and single and multi-line corded and cordless headset telephone solutions. This market is principally served by the retail channel and through certain OEMs. Our competition in the residential market comes principally from competitors in the mobile and computer markets and, in the case of our Walker Clarity and Ameriphone amplified telephones for the hearing impaired, from certain niche market manufacturers of similar products.

As we develop new generations of products and enter new markets, including the developing business and home office user markets, we anticipate facing additional competition from companies that currently do not offer communications headsets. Such companies may be larger, offer broader product lines and have substantially greater financial resources. Such competition could negatively affect pricing and gross margins. We believe that our experience in design and manufacture of comfortable and well-fitting headsets and the excellent acoustics of our products will assist us in our efforts to sell headset products in the face of this new competition.* However, there is no assurance that we will be able to compete successfully.

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

MANUFACTURING AND SOURCES OF MATERIALS

The majority of our manufacturing operations consist of assembly and testing, most of which is performed at our facility in Mexico. We have substantially smaller manufacturing operations in California, and the United Kingdom. In addition, we outsource the manufacture of a limited number of products to third parties, typically in China.

We purchase the components for our headset products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, from suppliers in Asia, Mexico, the United States, and Europe. Raw materials are procured to forecast. The majority of our components and subassemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a certain number of sole-source suppliers. Due to our dependence on single suppliers for certain chip sets, we could experience delays in development and/or the ability to meet our customer demand for new products.

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

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate. As of April 30, 2003, we had 75 United States patents in force, expiring from 2003 to 2019. Some of these patents are also issued in certain foreign countries.

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

We own registered trademarks with respect to the Plantronics and Ameriphone names as well as the names of many of our products and product features. We currently have United States and foreign trademark applications pending in connection with certain new products and product features. We have such trademark registrations in place on some or all of those marks in the United States and a number of countries throughout the world. We claim common law trademark rights in many of our products and/or product features. We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants. We may seek copyright protection where we believe it is applicable. We own a number of domain name registrations and intend to seek more. There can be no assurance that our existing or future copyright registrations, trademarks, trade secrets or domain names will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us.

EMPLOYEES

On March 31, 2003, we employed 2,726 people worldwide, including 1,995 in our manufacturing facility in Tijuana, Mexico. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as we are aware. We have not experienced any work stoppages and believe that our employee relations are good. Set forth below is certain information regarding the executive officers of Plantronics and their ages as of April 30, 2003.

NAME	AGE	POSITION
Michael Hartberger	40	Acting President, Walker / Ameriphone
Don Houston	49	Senior Vice President, Sales
Ken Kannappan	43	President and Chief Executive Officer
Jean-Claude Malraison	56	Managing Director, Europe, Middle East & Africa
Craig May	43	Senior Vice President, Marketing, Product Development & Technology
Barbara Scherer	47	Senior Vice President, Finance & Administration and Chief Financial Officer
Joyce Shimizu	48	Vice President, Strategic Portfolio & Product Management
Terry Walters	54	Vice President, Operations

MR. HARTBERGER joined the Walker Equipment business unit of Plantronics, Inc., in February 1998 as Controller. In November 2002, he was promoted to Acting President of Ameriphone, Inc. and Walker Equipment, responsible for the worldwide operations of Walker and Ameriphone. Prior to joining Plantronics, Mr. Hartberger served as an executive officer with Greentree Investment Corporation, in which he held various senior-level positions, with the last being Vice President/General Manger for Rover Industries, Inc. His professional experience spans various industries, including investment banking, retail, medical and manufacturing and managed services. He is a graduate of the University of Pennsylvania at Clarion where he received a Bachelor of Science degree in Accounting.

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

MR. KANNAPPAN joined Plantronics in February 1995 as Vice President - Sales, responsible for OEM Sales and the Asia Pacific/Latin America markets for Plantronics, Inc. He was promoted to Vice President - Sales, responsible for the United States, Asian and Latin American markets in September 1995. He was promoted to Managing Director of our Plantronics Limited subsidiary in the United Kingdom in March 1996. In March 1997, Mr. Kannappan returned from the United Kingdom and was promoted to Senior Vice President responsible for Plantronics' Worldwide Operations, our Mobile and Walker Equipment businesses and Plantronics Limited. In March 1998, Mr. Kannappan was promoted to President and Chief Operating Officer. In January 1999, he was promoted to Chief Executive Officer and appointed to the Board of Directors. Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated, where he was employed from August 1985 through January 1995. Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Masters of Business Administration from Stanford University. Mr. Kannappan is also a Director of Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry, and Integrated Device Technology, Inc., a manufacturer of communications integrated circuits.

MR. MALRAISON joined Plantronics in July 1999 as the Managing Director - Europe, Middle East & Africa. Mr. Malraison is resident in the Wootton Bassett, United Kingdom and the Hoofddorp, Netherlands offices of Plantronics and is responsible for our European, Middle East and African sales and operations. Mr. Malraison received his Engineering degree at the Institute Superior D'Electronic Du Nord in France. Prior to joining Plantronics, Mr. Malraison spent 28 years with IBM in a number of roles, most recently as Vice President, Business Partners, EMEA.

MR. MAY joined Plantronics in May 1998 as Vice President - Marketing. In July 1999, Mr. May was promoted to Senior Vice President - Marketing and Development. In Fall 1999, Mr. May's responsibilities expanded to include President of the Office and Contact Center Division. In Fall 2002, Mr. May took on the position of Senior Vice President - Marketing, Product Development and Technology, as a result of realignment of duties within our organization. Prior to joining Plantronics, Mr. May was most recently with Siemens Business Communications Systems, Inc., as Director of Product Management, Desktops and Mobility, from October 1993 to May 1998. Prior to that position, Mr. May served on special assignment to the President of Siemens Business Communications Systems, Inc., from July 1993 to October 1993. From June 1992 to July 1993, Mr. May was ROLM Executive Delegate for Siemens AG, Private Networks Group, Desktop Products, Munich, Germany. Mr. May held a number of positions with ROLM from July 1987 to June 1992, such as Director of Systems Planning, Manager of New Product Planning and Senior Product Manager. From 1981 to June 1987 Mr. May worked for ROLM, an IBM Company, and Shell Oil Company in various product manager and engineering positions of increasing authority. Mr. May has a Bachelor of Science degree in Electrical Engineering from the University of Houston.

MS. SCHERER joined Plantronics in March 1997, and in April 1997 was named Vice President - Finance & Administration and Chief Financial Officer. In March 1998, Ms. Scherer was promoted to Senior Vice President - Finance & Administration and Chief Financial Officer. Prior to joining us, Ms. Scherer held various executive management positions in the data storage industry at Micropolis Corporation and StreamLogic Corporation spanning a nine year period. She also worked in strategic planning with the Boston Consulting Group from 1985-1987. For two years prior to that, she was a member of the corporate finance staff at ARCO. Ms. Scherer is a graduate of the University of California, Santa Barbara and received an MBA from the Yale School of Organization and Management.

MS. SHIMIZU joined Plantronics in July 1983, and was named Vice President, Strategic Portfolio and Product Management in Fall 2002. Prior to that, she was President of the Mobile Communications Division. From 1995 to 1999, Ms. Shimizu was the Senior Marketing Director for the Computer and Mobile Systems Division, the predecessor to the Mobile Communications Division. Ms. Shimizu was named to that position in 1995. Prior to that, Ms. Shimizu held various positions in our marketing and sales organizations. Ms. Shimizu received an MBA from the Monterey Institute of International Studies and a Bachelor's degree in Japanese from University of California, Los Angeles.

MR. WALTERS has been the Vice President - Operations since April 2000 and is responsible for the worldwide operations of Plantronics. Mr. Walters joined Plantronics in September 1997 as Vice President New Product Introduction and directed development of Plantronics e-commerce business before his current assignment. Prior to joining Plantronics, Mr. Walters spent twenty-four years in Silicon Valley firms developing and manufacturing computer systems. Mr. Walters holds both a Bachelor of Science degree and a Masters degree in Industrial Operations from Bradley University.

Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of Plantronics.

ITEM 2. PROPERTIES

Our principal executive offices are located in Santa Cruz, California. As of April 30, 2003, we owned or leased a total of approximately 512,000 square feet of manufacturing, administrative, engineering and office facilities, including:

    approximately 185,770 square feet of research and development, light assembly operations, and warehouse and administrative facilities in Santa Cruz, California, approximately 40,000 square feet of which are leased to third parties as office and warehouse space;

    11,250 square feet of light assembly and administrative facilities in Chattanooga, Tennessee under a lease expiring in 2005;

    15,720 square feet of light assembly and administrative facilities in Garden Grove, California under a month to month lease;

    approximately 215,000 square feet for assembly and related operations in Tijuana, Mexico, under several leases expiring in 2004 and 2005, each with options to renew;

    approximately 48,684 square feet for research and development, assembly operations, sales and administration in Wootton Bassett, the United Kingdom under leases expiring in 2015;

    approximately 13,928 square feet for administrative facilities in Hoofddorp, The Netherlands, under a lease expiring in 2005; and

    smaller leased or rented facilities in Australia, Brazil, China, France, Germany, Hong Kong, India, Italy, Japan, Singapore, Spain, Sweden, and Taiwan.

We believe that our existing properties are suitable and adequate for our current business. We also believe that our premises have sufficient capacity available for expansion over the next several years.*

ITEM 3. LEGAL PROCEEDINGS

We are presently engaged in a lawsuit filed in the Superior Court in Santa Clara County, California by GN Hello Direct, Inc., a former Plantronics retail catalog distributor that was acquired by our single largest competitor, GN Netcom. GN Hello Direct makes various claims associated with the termination of the distribution relationship between Plantronics and Hello Direct, including that Hello Direct has suffered approximately $11 million in damages as a result of the breach of contract claim and $30 million in damages for conduct arising at or after termination of the contract.

This case was tried in October 2002. We were granted summary judgment on GN Hello Direct's breach of contract claims prior to trial. At trial, GN Hello Direct's claims against us for Interference with Prospective Economic Advantage were found by the jury to be without merit, and a defense verdict was returned on our behalf. We were awarded approximately $0.8 million with 10% simple interest from March 15, 2001 for product sold by us to GN Hello Direct and for which GN Hello Direct had not paid us. On post trial motions both parties asked for a judgment notwithstanding the verdict on the issue of the product sold by us to GN Hello Direct that was not paid for by GN Hello Direct. The court granted a new trial on this issue alone. In further post trial motions, we received awards of attorney's fees and costs of $1.67 million. GN Hello Direct appealed. We are defending the appeal vigorously and are aggressively prosecuting our claim for damages for product sold by us to Hello Direct but not paid for by them.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of Plantronics during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is publicly traded on the New York Stock Exchange. The following table sets forth the range of closing sales prices for each period indicated.

	Low	High
Fiscal 2002 First Quarter Second Quarter Third Quarter Fourth Quarter Fiscal 2003 First Quarter Second Quarter Third Quarter Fourth Quarter	$16.72 16.45 16.30 19.01 $17.55 15.95 13.36 12.78	$25.09 23.36 26.04 27.35 $23.64 20.34 18.85 16.30

We paid no cash dividends during fiscal 2002 and 2003; however, if the current tax treatment for dividends should be ameliorated, we intend to reconsider our position. Our Credit Agreement with a major bank restricts us from paying cash dividends on shares of our Common Stock to the extent that the aggregate amount of all such dividends paid or declared and Common Stock repurchased in any four consecutive fiscal quarter periods (including the quarter in which any such cash dividends are declared or paid or any such Common Stock is repurchased) exceeds 50% of our cumulative consolidated net income reported in the eight consecutive fiscal quarter periods ending with the fiscal quarter immediately preceding the date of declaration of such dividend.

Certain Equity Compensation Plan Information included in Item 12 of Part II hereof is hereby incorporated into this Item 5 of Part II.

As of April 30, 2003, there were 112 holders of record of our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                                                                 Fiscal Year Ended March 31,
                                                   -----------------------------------------------------
                                                     1999        2000        2001       2002       2003
                                                   ---------  ---------  ---------  ---------  ---------
                                                            (in thousands, except earnings per share)
STATEMENT OF OPERATIONS DATA:
Net sales........................................ $ 282,546  $ 309,143  $ 390,748  $ 311,181  $ 337,508
Net income....................................... $  54,204  $  64,517  $  73,550  $  36,248  $  41,476
Diluted net income per common share.............. $    0.99  $    1.22  $    1.38  $    0.74  $    0.89
                                                   ========= =========  =========  =========  =========
   Shares used in diluted per share calculations.    54,846     53,019     53,263     49,238     46,584

                                                                         March 31,
                                                   -----------------------------------------------------
                                                     1999        2000        2001       2002       2003
                                                   ---------  ---------  ---------  ---------  ---------
                                                                      (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, and marketable securities $  42,999  $  45,309  $  73,930  $  60,310  $  59,725
Total assets.....................................   141,828    168,307    227,877    201,058    205,209
Long-term debt...................................        --         --         --         --         --
Total stockholders' equity ......................    89,405    105,376    173,047    141,993    146,930

                                                                   Quarter Ended
                                                    ------------------------------------------
                                                     June 30,   Sept. 30,  Dec. 31,   Mar. 31,
                                                       2001       2001       2001       2002
                                                    ---------  ---------  ---------  ---------
                                                    (in thousands, except earnings per share)
QUARTERLY DATA (UNAUDITED):
Net sales........................................  $  77,790  $  75,297  $  79,867  $  78,227
Gross profit.....................................     36,744     35,649     37,257     38,195
Net income.......................................  $   8,108  $   6,838  $  10,507  $  10,795
Diluted net income per common share..............  $    0.16  $    0.14  $    0.21  $    0.22

                                                                  Quarter Ended
                                                    ------------------------------------------
                                                     June 30,   Sept. 30,   Dec 31,   Mar. 31,
                                                       2002       2002       2002       2003
                                                    ---------  ---------  ---------  ---------
                                                    (in thousands, except earnings per share)
QUARTERLY DATA (UNAUDITED):
Net sales........................................  $  80,268  $  82,370  $  86,811  $  88,059
Gross profit.....................................     41,458     41,635     42,521     43,329
Net income.......................................  $  10,174  $  11,530  $   9,201  $  10,571
Diluted net income per common share..............  $    0.21  $    0.24  $    0.20  $    0.23

Note: Diluted net income per common share for the third and fourth quarters of fiscal 2002, and the second quarter of fiscal 2003 include favorable tax effects relating to an expiration of statutes of limitations and a favorable tax assessment that lowered our effective tax rate and increased diluted net income per common share by $0.05, $0.05 and $0.03, respectively. For fiscal years 2002 and 2003, these favorable tax effects increased diluted net income per common share by $0.11 and $0.04, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

This Annual Report on form 10K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and include, but are not necessarily limited to, all of the statements marked below with an asterisk ("*"). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including but not limited to the following: the office, contact center, mobile, computer, residential, and other specialty product markets not developing as we expect; and a failure to respond adequately to either changes in technology or customer preferences. For a discussion of such factors, this Annual Report on Form 10-K should be read in conjunction with our 2003 Annual Report to Stockholders and the "Risk Factors Affecting Future Operating Results," included herein. The following discussions titled "Annual Results of Operations" and "Financial Condition" should be read in conjunction with those risk factors, the consolidated financial statements and related notes included elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon Plantronics' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION. We recognize revenue net of estimated product returns and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs. Product returns are provided against revenues upon shipment, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates. Should product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period, on estimates for what is due to resellers for estimated credits earned during the period and any adjustments for credits based on actual activity. If market conditions warrant, Plantronics may take action to stimulate demand, which could include increasing promotional programs, decreasing prices, or increasing discounts. Such actions could result in incremental reductions to revenue and margin at the time incentives are offered. To the extent that we reduce pricing, we may incur reductions to revenue for price protection based on our estimate of inventory in the channel that is subject to such pricing actions.

ACCOUNTS RECEIVABLE. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. Plantronics maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is reviewed monthly and adjusted if deemed necessary. If the financial condition of our customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY. We maintain reserves for estimated excess and obsolete inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for Plantronics' products and corresponding demand decline, then additional reserves may be necessary.

WARRANTY. We provide for the estimated cost of warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates and our costs to repair or replace the products. Should actual failure rates and costs differ from our estimates, revisions to the warranty obligation may be required.

GOODWILL AND INTANGIBLES. As a result of acquisitions we have made, we have goodwill and intangible assets on our balance sheet. These assets affect the amount of future amortization expense and possible impairment charges that we may incur. The determination of the value of goodwill and intangible assets, as well as the useful life of amortizable intangible assets, requires management to make estimates and assumptions that affect our financial statements. We perform an annual impairment review of goodwill. If actual or expected revenue significantly declines, we may be required to record an impairment charge.

DEFERRED TAXES. We record deferred tax assets at the amounts estimated to be realizable. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the corresponding assets, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, then an adjustment would be required.

ANNUAL RESULTS OF OPERATIONS

NET SALES. Net sales in fiscal 2003 increased 8.5% to $337.5 million compared to $311.2 million in fiscal 2002, which in turn decreased 20.4% compared to fiscal 2001 net sales of $390.7 million. Each of these fiscal years contained 52 weeks.

In fiscal 2003, our growth primarily came from revenues on new products developed within the last 24 months including office, mobile and computer products, as well as sales from the acquired Ameriphone product line. Compared to the prior year, on a worldwide basis, revenues grew in all major geographies and channels with the exception of original equipment manufacturer ("OEM") sales. The decrease in OEM sales was more than offset by sales through Walker - Ameriphone distribution channels, and through our traditional distribution and retail channels.

Fiscal 2002 was a challenging year for Plantronics. Compared to fiscal 2001, on a worldwide basis, fiscal 2002 revenues declined in all major geographies and channels. While revenues from mobile products grew, revenues declined in all other product markets. The growth in our mobile products reflected modest overall market growth and, in our opinion, an improved market position.

Domestic sales increased 7.2% to $228.9 million in fiscal 2003, compared to a decrease of 19.8% to $213.7 million in fiscal 2002 from $266.3 million in fiscal 2001. Domestic sales in fiscal 2003 as compared to fiscal 2002 increased in all major U.S. channels, with the exception of OEM, with the most significant increases in sales of our Walker - Ameriphone products for the hearing impaired, as well as sales of our headsets. Ameriphone, Inc. was acquired in the fourth quarter of fiscal 2002.

Domestic sales in fiscal 2002 as compared to fiscal 2001 decreased in all major U.S. channels, including U.S. distribution, OEM and retail. We believe the decline was due to the recession in the U.S. and the severe cutbacks in IT and telecom equipment spending.

International sales accounted for approximately 32.2% of total net sales in fiscal 2003, up from 31.3% of total net sales in fiscal 2002 and 31.9% in fiscal 2001. International sales in fiscal 2003 as compared to fiscal 2002 increased 11.3% to $108.6 million compared to $97.5 million in fiscal 2002, which in turn decreased 21.7% compared to $124.5 million in fiscal 2001. The sales increase in fiscal 2003 reflected growth in each of the European, Asia Pacific/Latin American and Canadian regions and was favorably affected by the strengthening of the Euro and the Great British Pound during the year.

International sales in fiscal 2002 decreased as compared to fiscal 2001, in each of the European, Asia Pacific/Latin American and Canadian regions reflecting lagging economies.

We recognize that although certain economic indicators have improved, the overall economic environment remains uncertain, and we thus remain cautiously optimistic concerning the overall demand for our products in the current economic environment and the upcoming fiscal year.*

GROSS PROFIT. Gross profit in fiscal 2003 increased 14.3% to $168.9 million (50.1% of net sales), compared to $147.8 million (47.5% of net sales) in fiscal 2002. Gross profit in fiscal 2002 decreased 29.5% compared to gross profit of $209.8 million (53.7% of net sales) in fiscal 2001. In fiscal 2003, the increase in gross profit as a percentage of net sales was favorably affected by foreign exchange rates and the achievement of cost reduction goals during the year. In addition, we were successful at better inventory management, which led to lower requirements for provisions relating to excess and obsolete material. We also experienced lower requirements for warranty and improved factory utilization due to higher volumes on relatively fixed manufacturing overhead.

In fiscal 2002, the decrease in gross profit as a percentage of net sales compared to fiscal 2001 mainly reflected the decline in revenues of our higher margin office and contact center products and a resulting mix shift to lower margin products, particularly our mobile products. Lower sales volume resulted in fixed overhead costs being spread over a smaller number of units, causing gross margin to decline. We also increased our warranty provision and our provision for excess and obsolete inventory during fiscal 2002, reflecting our emphasis on more consumer-oriented products with higher return rates and more volatile demand.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses in fiscal 2003 increased 11.8% to $33.9 million (10.0% of net sales), compared to $30.3 million (9.7% of net sales) in fiscal 2002. Research, development and engineering expenses in fiscal 2002 increased 12.2% compared to $27.0 million (6.9% of net sales) in fiscal 2001. The increases in these expenses in fiscal 2003 and fiscal 2002 reflected a marked increase in the number of products in the pipeline at a particularly active stage of development, our continued investment in new product development including Bluetooth and other wireless technologies, and a general broadening of our product line in each of our markets. As a result of the number of products in the development pipeline and key process improvements in development, we expect a modest decline in our product development expenses in fiscal 2004.*

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in fiscal 2003 increased 5.7% to $80.6 million (23.9% of net sales), compared to $76.3 million (24.5% of net sales) in fiscal 2002. Selling, general and administrative expenses in fiscal 2002 decreased 5.6% compared to $80.8 million (20.7% of net sales) in fiscal 2001. The overall increase in the level of spending in fiscal 2003 was to support increased revenues and also reflected the strengthening of the Euro and the Great British Pound against the dollar during the year, which increased the cost of marketing programs in Europe.

In fiscal 2002, the overall decrease in the level of spending compared with fiscal 2001 was consistent with the decline in revenues. The reduction in expenses in fiscal 2002 was attributable to Plantronics focusing on certain limited sales and marketing programs that we believed gave us a positive return on investment.

General and administrative expenses increased as a percentage of net sales in fiscal 2003 compared to fiscal 2002, mainly driven by higher legal expenses, a larger provision for doubtful accounts, and the inclusion of a full year of expenses relating to Ameriphone. General and administrative expenses in fiscal 2002 increased as a percentage of net sales from fiscal 2001, mainly driven by higher legal expenses, the addition of Ameriphone's general and administrative expenses from the date of acquisition during the fourth quarter of fiscal 2002, and the decline in revenues.

OPERATING INCOME. Operating income in fiscal 2003 increased 32.0% to $54.5 million (16.1% of net sales), compared to $41.3 million (13.3% of net sales) in fiscal 2002. Operating income in fiscal 2002 decreased 59.5% compared to $102.0 million (26.1% of net sales) in fiscal 2001. In fiscal 2003, the increase in operating income over fiscal 2002 was primarily driven by improved gross margin on higher net sales. In fiscal 2002, the decrease in operating income over fiscal 2001 was primarily driven by lower net sales and the corresponding decrease in gross profit.

INTEREST AND OTHER INCOME, NET. Interest and other income in fiscal 2003 increased $0.4 million to $2.3 million compared to $1.9 million in fiscal 2002, which in turn increased $1.8 million compared to $0.1 million in fiscal 2001. The increase in interest and other income in fiscal 2003 was primarily attributable to foreign exchange gains due to more favorable European exchange rates. The increase in interest and other income in fiscal 2002 was also due to foreign exchange gains as the Euro and Great British Pound values strengthened against the dollar. Foreign currency transaction losses, net of the effect of hedging activity, for fiscal 2001 and 2002 were $2.2 million, and $0.4 million, respectively. Foreign currency transaction gains, net of the effect of hedging activity for fiscal 2003 were $0.9 million.

INCOME TAX EXPENSE. In fiscal 2003, 2002, and 2001, income tax expense was $15.3 million, $7.0 million, and $28.6 million, respectively. Our effective tax rates for these years were 27%, 16%, and 28%, and included tax benefits of $1.7 million and $5.1 million, in 2003 and 2002, respectively, arising from expiration of statutes of limitations and a favorable tax assessment. In fiscal 2004, we expect the effective tax rate to be approximately 30%.*

FINANCIAL CONDITION

OPERATING ACTIVITIES. During the fiscal year ended March 31, 2003, we generated $50.1 million of cash from operating activities, due primarily to $41.5 million in net income, depreciation and amortization of $11.5 million, an income tax benefit of $2.4 million associated with the exercise of stock options, a decrease of $2.3 million in inventory and an increase of $1.4 million in accrued liabilities, respectively, offset by an increase of $6.7 million in accounts receivable and a decrease of $3.4 million in income taxes payable. In comparison, we generated $76.8 million in cash from operating activities for the fiscal year ended March 31, 2002, due mainly to $36.2 million in net income, depreciation and amortization of $9.5 million, decreases of $14.5 and $12.6 million in inventory and accounts receivable, respectively, an increase of $2.5 million in accounts payable, and an income tax benefit of $1.1 million associated with the exercise of stock options.

INVESTING ACTIVITIES. During fiscal 2003, we purchased marketable securities of $13.0 million and received proceeds from maturities of marketable securities of $25.3 million. Expenditures for capital assets of $11.8 million were incurred principally in tooling for new products, furniture and fixtures and leasehold improvements for facilities expansion. During fiscal 2002, we purchased marketable securities of $27.3 million and received proceeds from maturities of marketable securities of $23.1 million. Expenditures for capital assets of $11.4 million were incurred principally in tooling for new products, furniture and fixtures and leasehold improvements for facilities expansion. In January 2002, we purchased Ameriphone, a leading supplier of amplified telephones and other solutions to address the needs of individuals with hearing impairment and other special needs. The net cash expended for this acquisition was $10.4 million.

FINANCING ACTIVITIES. During the fiscal year ended March 31, 2003, we repurchased 2.9 million shares of our Common Stock for $44.8 million at an average price of $15.56 per share, and reissued through employee benefit plans 152,700 shares of our Treasury Stock for $2.2 million. As of March 31, 2003, we remained authorized to repurchase 265,400 shares under all repurchase plans. We also received $2.2 million in proceeds from the exercise of stock options during the fiscal year ended March 31, 2003. In the fiscal year ended March 31, 2002, we repurchased 3.6 million shares of our Common Stock at an average price of $20.10 for $72.1 million and reissued through employee benefit plans 133,110 shares of our Treasury Stock for $2.5 million. We also received $1.2 million in proceeds from the exercise of stock options during the fiscal year ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES. We generated positive cash flows from operations for fiscal 2003 and fiscal 2002 totaling $50.1 million and $76.8 million, respectively. Our primary cash requirements have been, and are expected to be, for capital expenditures, mainly for tooling for new products and leasehold improvements for facilities improvements and expansion, and for the repurchase of our Common Stock.* We estimate that fiscal 2004 capital expenditures will be approximately $13 million.* As of March 31, 2003, we had working capital of $103.6 million, including $59.7 million of cash, cash equivalents and marketable securities, compared with working capital of $96.7 million, including $60.3 million of cash, cash equivalents and marketable securities, as of March 31, 2002.

In July 2002, we renewed our revolving credit facility with a major bank at $75 million, including a $10 million letter of credit subfacility. The renewed facility and subfacility both expire on July 31, 2003, and we intend to renew these facilities in the ordinary course of business. As of April 30, 2003, we had no cash borrowings under the revolving credit facility and $0.9 million outstanding under the letter of credit subfacility. The terms of the credit facility contain covenants including net funded debt to earnings before income taxes, depreciation and amortization ("EBITDA") ratio, an interest coverage ratio, and a quick ratio, that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect our financial position to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

Beginning in the first quarter of fiscal 2002, and throughout fiscal 2003, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on the contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

In April of 2003, Plantronics began an additional hedging program to hedge a portion of Euro and Great British Pound revenues with put and call option contracts.

The following table summarizes our contractual obligations that were reasonably likely to occur as of March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

CONTRACTUAL OBLIGATIONS               Payments Due by Period
                                                 Less than    1 - 3      4 - 5     After 5
March 31, 2003                          Total     1 year      years      years      years
(in thousands)                        ---------  ---------  ---------  ---------  ---------

Operating leases.................... $  11,050  $   2,556  $   3,294  $   1,443  $   3,757
Unconditional purchase obligations..    28,874     28,874
Forward exchange contracts..........     3,200      3,200
                                      ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations.. $  43,124  $  34,630  $   3,294  $   1,443  $   3,757
                                      =========  =========  =========  =========  =========

We believe that our current cash, cash equivalents, and marketable securities balances together with anticipated cash flows from operations, will be sufficient to fund operations for at least the next 12 months.* However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Certain Forward-Looking Information" and "Risk Factors Affecting Future Operating Results" included herein, for factors that could affect our estimates of future financial needs and sources of working capital.

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

A substantial portion of our sales come from the contact center market and a further decline in demand in that market could materially adversely affect our results.

We have historically derived, and continue to derive, a substantial portion of our net sales from the contact center market. Although we saw a slight increase in sales in this market in the second half of fiscal year 2003, this market has shown signs of saturation in the past year. There was a general reduction in the level of overall market demand for contact center products, and there may also be a surplus of existing inventory in use at contact centers that will slow future demand for our products. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could continue to decline in response to various factors. For example, consumer resistance to telemarketing, including the enactment of legislation enabling consumers to block telemarketing calls could materially adversely affect growth in the contact center market. A continued deterioration in general economic conditions could result in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact currently negatively affecting our business. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products that contact center agents' use, than would a company serving a broader market. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

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

Historically, the technology used in lightweight communications headsets has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. The technology used in hands-free communications devices, including our products, is evolving more rapidly now than it has historically and we anticipate that this trend may accelerate. We believe this is particularly true for our newer emerging technology products especially in the mobile, computer markets, residential and certain parts of the office market. We believe products designed to serve these markets generally exhibit shorter lifecycles and are increasingly based on open standards and protocols. The end markets served are much larger than the traditional contact center market. This combination of factors may lead to increased commoditization, as a greater number of competitors attempt to introduce products, or reverse engineer our products and offer similar but lower quality products at lower price points.

Our success depends upon our ability to enhance existing products, to respond to changing market requirements, and to develop and introduce in a timely manner new products that keep pace with technological developments. Although we strive to be a leader in developing new technologies, products and solutions, the technologies, products and solutions that we choose to pursue may not become as commercially successful as we planned. Moreover, the recent health risks in Asia surrounding the Severe Acute Respiratory Syndrome ("SARS") may affect our ability to timely develop and deliver new products because of our reliance on the Asian markets for some of our components and products. We may experience difficulties in realizing the expected benefits from our investments in new technologies. If we are unable to develop and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, it will materially adversely affect our business, financial condition and results of operations.

With the historically slow evolution of our products, we have generally been able to phase out obsolete products without significant impact to our operating margins. As we develop new generations of products more quickly, we expect that the pace of product obsolescence will increase concurrently. The disposition of inventories of obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.

Increased adoption of speech-activated and voice interactive software products by businesses could limit our ability to grow in the contact center market.

We are seeing a proliferation of speech-activated and voice interactive software in the market place. We have been re-assessing long-term growth prospects for the contact center market given the growth rate and the advancement of these new voice recognition based technologies. Businesses that first embraced them to resolve labor shortages at the peak of the last economic up cycle are now increasing spending on these technologies in hopes of reducing total costs. We may experience a decline in our sales to the contact center market if businesses increase their adoption of speech-activated and voice interactive software as an alternative to customer service agents. Should this trend continue, it could cause a net reduction in contact center agents and our revenues to this market segment could decline rather than grow in future years.

We are counting on the office, mobile, computer and residential markets to develop, and we could be materially adversely affected if they do not develop as we expect.

While the contact center market is still a substantial portion of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer and residential markets. These communications headset markets are relatively new and undeveloped. Moreover, we do not have extensive experience in selling headset products to customers in these markets. If the demand for headsets in these markets fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for our products and on our business, financial condition and results of operations. These headset markets are also subject to general economic conditions and if there is a continued slowing of national or international economic growth or a "double-dip" recession, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock.

Our quarterly operating results may fluctuate significantly from a number of causes outside our control.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

  general economic conditions, compounded by the events on and following September 11, 2001;
  changes in demand for our products, including order cancellation by customers;
  impact of acquired businesses and technologies;
  insolvency of purchasers of our products or failure of purchasers of our products to pay amounts due to us;
  timing and size of orders from customers;
  price erosion;
  inability to ramp production or delays in deliveries of components and subassemblies by our suppliers;
  penalties for cancellation or inability to cancel custom components;
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
  our ability to conduct business effectively in Asia and other parts of the world as a result of the impact of SARS; and
  the impact on the U.S. economy due to the conflict in Iraq and geopolitical risk factors in the Middle East and North Korea.

Each of the above factors is difficult to forecast and thus could have a material adverse effect on our business, financial condition and results of operations.

We generally ship most orders during the quarter in which they are received. As a result, quarterly net sales and operating results depend primarily on the volume and timing of orders received during the quarter. It is difficult to forecast orders for a given quarter. Since a large portion of our operating expenses, including rent, salaries and certain manufacturing expenses, are fixed and difficult to reduce or modify, if net sales do not meet our expectations, our business, financial condition and results of operations could be materially adversely affected.

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

If the overall economy continues to slow further, or experiences a "double-dip" recession, it could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts that they owe to us. Due to the decline in the economy, the credit risks relating to these resellers/customers have increased. We generally offer our customers certain credit terms, allowing them to pay for products purchased from us between 30 and 60 days or more after we ship the products. Receipt of payment for our products depends on the financial liquidity of those customers. If significant customers, or a significant number of customers, experience liquidity problems, this could affect our ability to collect our accounts receivable, which could materially adversely affect our business, financial condition or results of operations. While we have implemented certain programs to assist us in monitoring and mitigating these risks, there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposures from weakened financial conditions in certain geographic regions and the impact that such conditions may have on the worldwide economy. We have experienced losses due to defaults by our customers on their accounts payable. Although these losses have not been significant, future payment defaults by customers could harm our business and have a material adverse effect on our operating results and financial condition.

We have strong competitors and will likely face additional competition in the future.

The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate.

GN Netcom has made a number of acquisitions over the years, most recently, Claria Headsets, an Australian based manufacturer of office, contact center and mobile headsets. We believe the acquisitions of Unex, ACS Wireless, Nortel Liberation, AB Transistor, Jabra, Hello Direct, Sensortech, QuBit and Claria have provided GN Netcom with a broader product line and greater marketing presence than it had prior to these acquisitions. We believe it is reasonable to anticipate that GN Netcom may continue to make additional acquisitions.

We currently operate principally in a multilevel distribution model -- we sell most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom's acquisitions indicate it may be moving towards a direct sales model, since six of the nine acquisitions were of companies employing direct sales and marketing models. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices which could materially adversely affect our business and results of operations. Labtec, Inc. was acquired by Logitech International S.A. in March 2001 and is a significant competitor in the computer headset market. Logitech is a manufacturer and seller of computer accessory products. Following this acquisition, Labtec gained greater resources with which to compete with us than it had prior to the acquisition. In addition, it has expanded its product offerings to include mobile headsets to address the changing regulatory environment regarding driver safety and mobile phone usage.

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

On October 25, 2002, Danish manufacturer of audiology products, William Demant Holdings A/S, and Germany's maker of professional electroacoustic products, Sennheiser Electronics Gmbh & Co. KG, announced the establishment of a joint venture in the telecommunication headset industry, Sennheiser Communications A/S. If this joint venture is successful, we expect the combination of William Demant Holdings' technology expertise with Sennheiser's established distribution channels will create additional competition.

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

We anticipate that we will also face additional competition from companies, principally located in the Far East, which offer very low cost headset products, including products which are modeled on, or are direct copies of our products. These new competitors are likely to offer very low cost products which may result in price pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

We believe that the market for lightweight communications headsets is showing some signs of commoditization. In particular, we believe that our competitors, especially GN Netcom, have chosen to compete more on price than they have historically. While this has long been true of competitors from the Far East, and has been true of GN for the last two years or so, we think the trend remains and that customers are also more receptive to lower cost products, even when the quality, service or total value of the offer may be notably lower as well.

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

We believe that important competitive factors for us are:

  price;
  product reliability;
  product features;
  product mix;
  customer service and support;
  marketing;
  reputation;
  distribution;
  ability to meet delivery schedules; and
  warranty terms and product life.

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

Historically, we have generally been able to increase production to meet increasing demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast. We have experienced sharp fluctuations in demand, especially for headsets for wireless and cellular phones. Significant unanticipated fluctuations in demand and the global trend towards consignment of products could cause the following operating problems, among others:

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

On January 2, 2002, we acquired a manufacturer of specialty products for the hearing impaired community. We may in the future, acquire other companies. There are inherent risks in the acquisition of another company that could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with acquisitions include:

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

  Due to the lead times required to obtain certain raw materials, subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, subassemblies, components and products. Lead times are particularly long on silicon-based components incorporating RF and DSP technologies and such components are an increasingly important part of our product costs. Since the second quarter of fiscal 2002, we have been able to keep inventories at an acceptable level, relative to sales. Failure in the future to match the timing of purchases of raw materials, subassemblies, components and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affecting our business, financial condition and results of operations.

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

  Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permits us to work with only a single source of silicon chip-sets on any particular new product. We, or our chosen supplier of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet time to market schedules. Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, and/or the inability to meet our customer demand for these new products. Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors.

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
  developments in our industry;
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

During fiscal 2003, approximately 32.2% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

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

In fiscal year 2002, and throughout fiscal 2003, we carried out programs designed to reduce our foreign currency net asset exposure and were successful in reducing transaction gains and losses that are accounted for in other income/expense. However, there can be no assurance that our hedging policy will be effective in continuing to reduce transaction gains and losses. Moreover, our economic exposure to foreign currency fluctuations has not changed and revenues and margins can be adversely impacted by such fluctuations. There can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations.

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

The events of September 11th, 2001 and its aftermath have contributed to a further slowing in the economy with additional layoffs in other industries resulting in a negative effect on our business. We believe that one direct impact of the attacks is the reduction of contact center agents in the travel and leisure industries. We are indirectly affected by the continuing concern on future terrorist attacks on U.S. soil. We are unable to estimate the impact these threats and their consequences have on our business, however, we expect that as these events adversely affect the global economy in general, our financial condition, our operations and our prospects will be similarly adversely affected.

We have intellectual property rights that could be infringed by others and we are potentially at risk of infringement of the intellectual property rights of others.

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers worldwide. We currently hold 75 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

We are exposed to potential lawsuits alleging defects in our products and/or hearing loss caused by our products.

The use of our products exposes us to the risk of product liability and hearing loss claims. These claims have in the past been, and are currently being, asserted against us. None of the previously resolved claims have materially affected our business, financial condition or results of operations, nor do we believe that any of the pending claims will have such an effect.* Although we maintain product liability insurance, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability or hearing loss claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.

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

We have several significant stockholders, and given the low trading volume of our stock, if they sell their shares in a short period of time we could see an adverse effect on the market price of our stock.

As of April 30, 2003, we had 43,630,273 shares of common stock outstanding. These shares are freely tradable except for approximately 1,038,687 shares held by affiliates of Plantronics. These approximately 1,038,687 shares may be sold in reliance on Rule 144 under the Securities Act, or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

Approximately 10,869,350 additional shares are subject to outstanding stock options as of April 30, 2003. The issuance of these shares upon exercise of stock options has been registered. Accordingly, to the extent that these shares vest and are issued in the future, they may be freely resold by stockholders who are not our affiliates. Our affiliates may resell these shares to the extent permitted by Rule 144 under the Securities Act.

Our stock is not heavily traded. The average daily trading volume of our stock in the fourth quarter of fiscal 2003 was 304,973 shares per day with a median volume in that period of 265,900 shares per day. Sales of a substantial number of shares of our common stock in the public market by any of our officers, directors or other stockholders could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

INTEREST RATE RISK

At March 31, 2003, we had cash and cash equivalents totaling $54.7 million, compared to $43.0 million at March 31, 2002. At March 31, 2003, we had marketable securities totaling $5.0 million compared to $17.3 million at March 31, 2002. Cash equivalents have an original maturity of 90 days or less; marketable securities have an original maturity of greater than 90 days, but less than one year. We believe we are not currently exposed to significant interest rate risk as the majority of our cash and marketable securities were invested in securities or interest bearing accounts with maturities of less than 90 days. The average maturity period for our investments at March 31, 2003 was less than three months. The taxable equivalent interest rates locked in on those investments ranged from 1.9% to 2.5%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

In July 2002, we renewed our revolving credit facility, including a letter of credit subfacility, with a major bank at $75 million. The facility and subfacility both expire on July 31, 2003. As of April 30, 2003, we had no cash borrowings under the revolving credit facility and $0.9 million outstanding under the letter of credit subfacility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

Approximately 32.2% of our fiscal 2003 revenue was derived from sales outside of the United States, with approximately 22.1% denominated in foreign currencies, predominately the Great British Pound and the Euro. Approximately 31.3% of our fiscal 2002 revenue was derived from sales outside of the United States, with approximately 20.2% denominated predominately in the Great British Pound and the Euro. Approximately 31.9% of fiscal 2001 revenue was derived from sales outside the Unties States, with approximately 18.0% denominated in the Great British Pound and the Euro. During fiscal 2001 we did not engage in any hedging activities. In fiscal 2002, and during fiscal 2003 we engaged in a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we hedged our European transaction exposure, hedging both our Great British Pound and Euro positions. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

The following table provides information about our financial instruments and underlying transactions that are sensitive to foreign exchange rates, including foreign currency forward-exchange contracts and nonfunctional currency-denominated receivables and payables. The net amount that is exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the foreign currency versus the U.S. dollar. We believe we have no material sensitivity to changes in foreign currency rates on our net exposed financial instrument position.*

As stated above, the table below presents the impact on our earnings of a 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated currencies:

March 31, 2003
(in thousands)                          Net
                                     Underlying     Net          FX           FX
                                      Foreign     Exposed      (Loss)        Gain
                         USD Value   Currency   Long (Short)  From 10%     From 10%
                         of Net FX  Transaction  Currency   Appreciation Depreciation
Currency                 Contracts   Exposures   Position      of USD       of USD
-----------------------  ---------  ----------  ----------  -----------  -----------
Euro................... $   4,700  $    7,817  $    3,117  $      (346) $       283
Great British pound....    (1,500)       (364)      1,136         (126)         103
                         ---------  ----------  ----------  -----------  -----------
Total.................. $   3,200  $    7,453  $    4,253  $      (472) $       386
                         =========  ==========  ==========  ===========  ===========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                    March 31,
                                                               ----------------------
                                                                  2002        2003
                                                               ----------  ----------
ASSETS
Current assets:
   Cash and cash equivalents................................. $   43,048  $   54,704
   Marketable securities.....................................     17,262       5,021
   Accounts receivable, net..................................     43,838      50,503
   Inventory, net............................................     36,103      33,758
   Deferred income taxes.....................................      5,866       6,357
   Other current assets......................................      2,452       2,674
                                                               ----------  ----------
       Total current assets..................................    148,569     153,017
Property, plant and equipment, net...........................     35,700      36,957
Intangibles, net.............................................      4,584       3,682
Goodwill, net................................................      9,542       9,386
Other assets.................................................      2,663       2,167
                                                               ----------  ----------
       Total assets.......................................... $  201,058  $  205,209
                                                               ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................... $   14,071  $   13,596
   Accrued liabilities.......................................     25,868      27,235
   Income taxes payable......................................     11,961       8,581
                                                               ----------  ----------
       Total current liabilities.............................     51,900      49,412
Deferred tax liability.......................................      7,165       8,867
                                                               ----------  ----------
       Total liabilities.....................................     59,065      58,279
                                                               ----------  ----------
Commitments and contingencies (Note 8)
Stockholders' equity:
   Preferred stock, $0.01 par value per share; 1,000,000 shares
     authorized, no shares outstanding                                --          --
   Common stock, $0.01 par value per share; 100,000 shares
     authorized, 59,226 shares and 59,728 shares issued
     at 2002 and 2003, respectively..........................        592         597
   Additional paid-in capital................................    152,194     158,160
   Accumulated other comprehensive income (loss).............     (1,203)        209
   Retained earnings.........................................    243,874     285,350
                                                               ----------  ----------
                                                                 395,457     444,316
   Less: Treasury stock (common: 13,368 and 16,090 shares
   at 2002 and 2003, respectively) at cost...................   (253,464)   (297,386)
                                                               ----------  ----------
       Total stockholders' equity............................    141,993     146,930
                                                               ----------  ----------
       Total liabilities and stockholders' equity............ $  201,058  $  205,209
                                                               ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share)

                                                            Fiscal Year Ended March 31,
                                                        -----------------------------------
                                                           2001        2002         2003
                                                        ----------  -----------  ----------
Net sales............................................. $  390,748  $   311,181  $  337,508
Cost of sales.........................................    180,946      163,336     168,565
                                                        ----------  -----------  ----------
   Gross profit.......................................    209,802      147,845     168,943
                                                        ----------  -----------  ----------
Operating expenses:
   Research, development and engineering..............     26,999       30,303      33,877
   Selling, general and administrative................     80,789       76,273      80,605
                                                        ----------  -----------  ----------
     Total operating expenses.........................    107,788      106,576     114,482
                                                        ----------  -----------  ----------
Operating income......................................    102,014       41,269      54,461
Interest and other income, net........................        138        1,931       2,299
                                                        ----------  -----------  ----------
Income before income taxes............................    102,152       43,200      56,760
Income tax expense....................................     28,602        6,952      15,284
                                                        ----------  -----------  ----------
Net income............................................ $   73,550  $    36,248  $   41,476
                                                        ==========  ===========  ==========

Net income per share - basic.......................... $     1.49  $      0.77  $     0.92
                                                        ==========  ===========  ==========

Shares used in basic per share calculations...........     49,213       47,304      45,187
                                                        ==========  ===========  ==========

Net income per share - diluted........................ $     1.38  $      0.74  $     0.89
                                                        ==========  ===========  ==========

Shares used in diluted per share calculations.........     53,263       49,238      46,584
                                                        ==========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                    Fiscal Year Ended March 31,
                                                                -----------------------------------
                                                                   2001        2002         2003
                                                                ----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................... $   73,550  $    36,248  $   41,476
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization..........................      9,443        9,464      11,482
       Deferred income taxes..................................     (1,406)       1,028       1,211
       Income tax benefit associated with stock options.......     16,574        1,106       2,389
       Loss on disposal of fixed assets.......................         38          142          17
   Changes in assets and liabilities, excluding
       effects of acquisition:
     Accounts receivable, net.................................     (8,050)      12,559      (6,665)
     Inventory, net...........................................    (14,483)      14,532       2,345
     Other current assets.....................................        (58)         316        (222)
     Other assets.............................................       (270)         (27)        548
     Accounts payable.........................................       (611)       2,531        (475)
     Accrued liabilities......................................     (7,209)        (517)      1,367
     Income taxes payable.....................................        736         (558)     (3,380)
                                                                ----------  -----------  ----------
Cash provided by operating activities.........................     68,254       76,824      50,093
                                                                ----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of marketable securities..........     17,750       23,143      25,263
   Purchase of marketable securities..........................    (25,885)     (27,271)    (13,020)
   Capital expenditures and other assets......................    (17,393)     (11,368)    (11,752)
   Acquisition of Ameriphone, net of cash acquired............         --      (10,416)         --
                                                                ----------  -----------  ----------
Cash (used for) provided by investing activities..............    (25,528)     (25,912)        491
                                                                ----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock.................................    (40,050)     (72,082)    (44,826)
   Proceeds from sale of treasury stock.......................      2,781        2,516       2,245
   Proceeds from exercise of stock options....................     15,097        1,189       2,241
                                                                ----------  -----------  ----------
Cash (used for) financing activities..........................    (22,172)     (68,377)    (40,340)
                                                                ----------  -----------  ----------
Effect of exchange rate changes on cash and cash equivalents..       (281)         (31)      1,412
Net increase (decrease) in cash and cash equivalents..........     20,273      (17,496)     11,656
Cash and cash equivalents at beginning of year................     40,271       60,544      43,048
                                                                ----------  -----------  ----------
Cash and cash equivalents at end of year...................... $   60,544  $    43,048  $   54,704
                                                                ==========  ===========  ==========
SUPPLEMENTAL DISCLOSURES
 Cash paid for:
   Interest................................................... $       93  $       112  $      132
   Income taxes............................................... $   14,257  $    11,778  $   16,194

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

                                                                  Accumulated
                                                                    Other                              Total
                                    Common Stock      Additional   Compre-                             Stock-
                                 -------------------   Paid-In     hensive    Retained    Treasury    holders'
                                   Shares     Amount   Capital    Income(Loss)Earnings     Stock       Equity
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Balance at March 31, 2000....... 48,896,613    $576    $114,355       ($891)  $134,076   ($142,740)   $105,376
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Net income......................         --      --          --          --     73,550          --      73,550
Foreign currency
  translation adjustments.......         --      --          --        (281)        --          --        (281)
                                                                                                     ----------
Comprehensive income............                                                                        73,269
                                                                                                     ----------
Exercise of stock options.......  1,516,000      15      15,082          --         --          --      15,097
Income tax benefit associated
  with stock options............         --      --      16,574          --         --          --      16,574
Purchase of treasury stock...... (1,333,100)     --         --           --         --     (40,050)    (40,050)
Sale of treasury stock..........     99,925      --       2,177          --         --         604       2,781
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Balance at March 31, 2001....... 49,179,438     591     148,188      (1,172)   207,626    (182,186)    173,047
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Net income......................         --      --          --          --     36,248          --      36,248
Foreign currency
  translation adjustments.......         --      --          --         (31)        --          --         (31)
                                                                                                     ----------
Comprehensive income............                                                                        36,217
                                                                                                     ----------
Exercise of stock options.......    127,449       1       1,188          --         --          --       1,189
Income tax benefit associated
  with stock options............         --      --       1,106          --         --          --       1,106
Purchase of treasury stock...... (3,581,421)     --          --          --         --     (72,082)    (72,082)
Sale of treasury stock..........    133,110      --       1,712          --         --         804       2,516
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Balance at March 31, 2002....... 45,858,576  $  592  $  152,194  $   (1,203) $ 243,874  $ (253,464) $  141,993
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Net income......................         --      --          --          --     41,476          --      41,476
Foreign currency
  translation adjustments.......         --      --          --       1,412         --          --       1,412
                                                                                                     ----------
Comprehensive income............                                                                        42,888
                                                                                                     ----------
Exercise of stock options.......    502,147       5       2,236          --         --          --       2,241
Income tax benefit associated
  with stock options............         --      --       2,389                     --          --       2,389
Purchase of treasury stock...... (2,874,800)     --          --          --         --     (44,826)    (44,826)
Sale of treasury stock..........    152,700      --       1,341                     --         904       2,245
                                 -----------  ------  ----------  ----------  ---------  ----------  ----------
Balance at March 31, 2003....... 43,638,623  $  597  $  158,160  $      209  $ 285,350  $ (297,386) $  146,930
                                 ===========  ======  ==========  ==========  =========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Plantronics introduced the first lightweight communications headset in 1962. Since that time, we have become a worldwide leading designer, manufacturer and marketer of lightweight communications headset products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT'S USE OF ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Plantronics and its subsidiary companies. Intercompany transactions and balances have been eliminated upon consolidation.

FISCAL YEAR. Our fiscal year end is the Saturday closest to March 31. For purposes of presentation, we have indicated our accounting year ended on March 31. Results of operations for the fiscal years 2001, 2002 and 2003 all included 52 weeks.

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES. We consider all highly liquid investments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Investments maturing between 3 and 12 months from the date of purchase are classified as marketable securities.

Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates that designation as of each balance sheet date. As of March 31, 2003, investment securities were classified as held-to-maturity, as we intended, and had the ability to hold these securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates fair market value.

The estimated fair values of cash equivalents and marketable securities are based on quoted market prices. As of March 31, 2002 and 2003, we had $17.3 million and $5.0 million in marketable securities, respectively, which consisted of corporate and government bonds, were classified as held-to-maturity, and had maturities of less than one year. As of the dates below, our cash and cash equivalents consisted of the following:

                                                               March 31,
                                                        ------------------------
                                                           2002         2003
                                                        -----------  -----------
                                                            (in thousands)
Cash.................................................. $     7,511  $    31,727
Cash equivalents......................................      35,537       22,977
                                                        -----------  -----------
Cash and cash equivalents............................. $    43,048  $    54,704
                                                        ===========  ===========

INVENTORY. Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We periodically review for excess and obsolete inventories and reduce carrying amounts to estimated net realizable value.

DEPRECIATION AND AMORTIZATION. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are principally calculated using the straight-line method over the estimated useful lives of the respective assets. In accordance with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, for periods subsequent to April 1, 2001, but is tested annually for impairment, or more often as deemed necessary. Identified intangible assets are amortized over their estimated economic lives, which range from three to seven years. Depreciation expense for fiscal 2001, 2002, and 2003 was $8.9 million, $8.9 million and $10.6 million, respectively.

REVENUE RECOGNITION. Revenue is recognized net of estimated product returns, exchanges, credits for price protection, volume rebates, and sales incentive credits given to customers in excess of the fair value of benefits received. Revenue from sales is recognized when a purchase order has been received, the product has been shipped, title has transferred to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. We also provide for the estimated cost of repair or replacement products under warranty at the time of sale.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to operations as incurred.

ADVERTISING COSTS. We expense all advertising costs as incurred. Advertising expense for the years ended March 31, 2001, 2002 and 2003 was $6.7 million, $2.5 million, and $3.4 million, respectively.

CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject Plantronics to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade receivables. Our cash investment policies limit investments to those that are short-term and low risk. Our cash investment policies also limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy. Cash equivalents have an original or remaining maturity when purchased of 90 days or less; marketable securities have an original or remaining maturity when purchased of greater than 90 days, but less than one year. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers that comprise our customer base, and their dispersion across different geographies and markets. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.

FAIR VALUES OF FINANCIAL INSTRUMENTS. The carrying values of our financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, accrued expenses and liabilities, approximate fair value due to their short maturities.

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

DERIVATIVES. Plantronics has entered into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest and other income, net and are offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities being hedged. Fair values of foreign exchange forward contracts are determined using quoted market forward rates.

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

Following is a reconciliation of the numerators and denominators of basic and diluted EPS:

                                                            Fiscal Year Ended March 31,
                                                        -----------------------------------
                                                           2001        2002         2003
                                                        ----------  -----------  ----------
                                                      (in thousands, except earnings per share)
Net income............................................ $   73,550  $    36,248  $   41,476
                                                        ==========  ===========  ==========

Weighted average shares-basic.........................     49,213       47,304      45,187
Effect of dilutive securities-employee stock options..      4,050        1,934       1,397
                                                        ----------  -----------  ----------
Weighted average shares-diluted.......................     53,263       49,238      46,584
                                                        ==========  ===========  ==========

Net earnings per common share-basic................... $     1.49  $      0.77  $     0.92
                                                        ==========  ===========  ==========

Net earnings per common share-diluted................. $     1.38  $      0.74  $     0.89
                                                        ==========  ===========  ==========

Dilutive potential common shares consist of employee stock options. Outstanding stock options to purchase approximately 3.5 million and 6.8 million shares of Plantronics' stock at March 31, 2002 and 2003, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Antidilutive employee stock options were not material at March 31, 2001.

COMPREHENSIVE INCOME. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments.

STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and to provide additional disclosures with respect to the pro forma effects of adoption had we recorded compensation expense as provided in SFAS 123.

Had compensation expense for our stock option and stock purchase plans been determined based on the methods prescribed by SFAS 123, our net income and net income per share would have been as follows:

                                                          Fiscal Year Ended March 31,
                                                      ----------------------------------
                                                         2001        2002        2003
                                                      ----------  ----------  ----------
                                                    (in thousands, except earnings per share)

Net income:
   Net income - as reported......................... $   73,550  $   36,248  $   41,476
   Less stock based compensation expense determined
     fair value based method, net of tax effects....    (12,023)    (13,607)    (14,196)
                                                      ----------  ----------  ----------
   Net income - pro forma........................... $   61,527  $   22,641  $   27,280
                                                      ----------  ----------  ----------

   Basic net income per share - as reported......... $     1.49  $     0.77  $     0.92
   Basic net income per share - pro forma........... $     1.25  $     0.48  $     0.60
   Diluted net income per share - as reported....... $     1.38  $     0.74  $     0.89
   Diluted net income per share - pro forma......... $     1.16  $     0.46  $     0.59

The impact on pro forma net income per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and Plantronics continues to grant stock options to new and current employees.

PRODUCT WARRANTY OBLIGATIONS. Plantronics provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of products manufactured by us, our warranties generally start from the delivery date and continue for up to two years depending on the product purchased. Factors that affect our warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liabilities quarterly and make adjustments to the liability if necessary.

Changes in warranty obligation, which is included as a component of "Accrued liabilities" on the consolidated balance sheets, during the year ended March 31, 2003, are as follows:

Warranty Liability

(in thousands)
Warranty liability at March 31, 2002......................... $  6,420
Warranty provision relating to products shipped during the ye    8,320
Deductions for warranty claims processed.....................   (8,835)
                                                                -------
Warranty liability at March 31, 2003......................... $  5,905
                                                                =======

OTHER GUARANTEES AND OBLIGATIONS. As permitted and/or required under Delaware law and to the maximum extent allowable under that law, Plantronics has agreements whereby Plantronics indemnifies its current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at Plantronics' request in such capacity. These indemnifications are valid as long as the director or officer acted in good faith and in a manner that a reasonable person believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments Plantronics could be required to make under these indemnification agreements is unlimited; however, Plantronics has a director and officer insurance policy that limits Plantronics' exposure and enables Plantronics to recover a portion of any future amounts paid. As a result of Plantronics' insurance policy coverage, Plantronics believes the estimated fair value of these indemnification obligations is not significant.*

As is customary in Plantronics' industry, as provided for in local law in the U.S. and other jurisdictions, Plantronics' standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, Plantronics indemnifies customers against combinations of loss, expense, or liability arising from various trigger events to the sale and the use of our products and services. In addition, from time to time Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In Plantronics' experience, claims made under these indemnifications are rare and the associated estimated fair value of the liability is not material.*

RECENT ACCOUNTING PRONOUNCEMENTS. In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force No. 94-3 pursuant to which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement has not had a material impact on our financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for Plantronics for financial statements issued after December 15, 2002. These consolidated financial statements comply with the disclosure requirements of this interpretation and also comply with the recognition and measurement provisions for guarantees issued or modified after December 31, 2002.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. SFAS 148 is effective for fiscal years ending after December 15, 2002. These consolidated financial statements comply with the provisions of SFAS 148.

In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of FIN 46 will not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on our financial statements.

RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

                                                               March 31,
                                                        ------------------------
                                                           2002         2003
                                                        -----------  -----------
                                                            (in thousands)
Accounts receivable, net:
   Accounts receivable................................ $    58,195  $    65,931
   Less: sales returns, promotions and rebates........     (11,347)     (12,067)
   Less: allowance for doubtful accounts..............      (3,010)      (3,361)
                                                        -----------  -----------
                                                       $    43,838  $    50,503
                                                        ===========  ===========

Inventory, net:
   Finished goods..................................... $    23,576  $    18,273
   Work in process....................................         831        1,229
   Purchased parts....................................      18,068       22,664
   Less: allowance for excess and obsolete inventory..      (6,372)      (8,408)
                                                        -----------  -----------
                                                       $    36,103  $    33,758
                                                        ===========  ===========

Property, plant and equipment, net:
   Land............................................... $     4,693  $     4,693
   Buildings and improvements (useful life 7-30 years)      16,350       19,189
   Machinery and equipment (useful life 2-10 years)...      52,747       61,496
                                                        -----------  -----------
                                                            73,790       85,378
   Less: accumulated depreciation.....................     (38,090)     (48,421)
                                                        -----------  -----------
                                                       $    35,700  $    36,957
                                                        ===========  ===========

Accrued liabilities:
   Employee benefits.................................. $    11,008  $    12,283
   Accrued advertising and sales and marketing........       1,938        2,150
   Warranty accrual...................................       6,420        5,905
   Accrued other......................................       6,502        6,897
                                                        -----------  -----------
                                                       $    25,868  $    27,235
                                                        ===========  ===========

4. DEBT

We have an unsecured revolving credit facility and letter of credit subfacility, with a major bank for $75 million that matures on July 31, 2003. Any principal outstanding bears interest at our choice of prime rate minus 1% or LIBOR plus 0.875%, depending on the rate choice and performance level ratios. As of March 31, 2003, we had no borrowings under the revolving credit facility and $0.9 million outstanding under the letter of credit subfacility. The revolving credit facility includes certain covenants including a net funded debt to EBITDA ratio, an interest coverage ratio, and a quick ratio, that materially limit our ability to incur debt and pay dividends, among other matters. We were in compliance with the terms of the covenants as of March 31, 2003.

5. CAPITAL STOCK

As of the beginning of fiscal 2001, there were 554,721 shares of Common Stock authorized for repurchase. During fiscal 2001, the Board of Directors authorized Plantronics to repurchase an additional 1,500,000 shares of Common Stock. During fiscal 2001, we repurchased 1,333,100 shares of our Common Stock in the open market at a total cost of $40.1 million, and an average price of $30.02 per share. Through our employee benefit plans, we reissued 99,925 shares for proceeds of $2.8 million. As of March 31, 2001, there were 721,621 remaining shares available for repurchase under all repurchase authorizations.

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

During fiscal 2003, the Board of Directors authorized Plantronics to repurchase an additional 3,000,000 shares of Common Stock. During fiscal 2003, we repurchased 2,874,800 shares of our Common Stock in the open market at a total cost of $44.8 million, and an average price of $15.56 per share. Through our employee benefit plans, we reissued 152,700 shares for proceeds of $2.2 million. As of March 31, 2003, there were 265,400 remaining shares authorized for repurchase under all repurchase authorizations.

In March 2002, Plantronics established a stock purchase rights plan under which stockholders may be entitled to purchase Plantronics stock or stock of an acquirer of Plantronics at a discounted price in the event of certain efforts to acquire control of Plantronics. The rights expire on the earliest of (a) April 12, 2012, or (b) the exchange or redemption of the rights pursuant to the rights plan.

6. INCOME TAXES

Income tax expense for fiscal 2001, 2002 and 2003 consisted of the following:

                                                 Fiscal Year Ended March 31,
                                              --------------------------------
                                                 2001       2002       2003
                                              ----------  ---------  ---------
                                                       (in thousands)
Current:
   Federal.................................. $   23,132  $   2,782  $   8,056
   State....................................      1,900     (2,310)       154
   Foreign..................................      4,976      5,446      5,863

Deferred:
   Federal..................................     (1,371)       940      1,216
   State....................................        (35)        94         (5)
                                              ----------  ---------  ---------
                                             $   28,602  $   6,952  $  15,284
                                              ==========  =========  =========

Pre-tax earnings of the foreign subsidiaries were $34.5 million, $24.0 million and $21.9 million for fiscal years 2001, 2002 and 2003, respectively. Undistributed earnings intended to be reinvested indefinitely in foreign subsidiaries were approximately $107.1 million at March 31, 2003. If these earnings were distributed, foreign withholding taxes would be imposed; however, foreign tax credits would become available to substantially reduce any resulting U.S. income tax liability. Plantronics has not provided taxes for these earnings at U.S. tax rates due to the fact that these earnings are considered permanently reinvested.

During fiscal 2002 and 2003, the successful completion of routine tax audits and a reassessment of reserves related to certain foreign tax matters, research and development tax credits and the expiration of certain statutes of limitation, resulted in favorable tax adjustments. These favorable tax adjustments reduced income tax expense by $5.1 million and $1.7 million, respectively.

The following is a reconciliation between statutory federal income taxes and the total provision for taxes on pre-tax income:

                                                 Fiscal Year Ended March 31,
                                              --------------------------------
                                                 2001       2002       2003
                                              ----------  ---------  ---------
                                                       (in thousands)
Tax expense at statutory rate............... $   35,753  $  15,120  $  19,866
Foreign operations taxed at different rates.     (7,451)    (2,956)    (1,787)
Foreign tax credit..........................     (2,097)      (181)      (135)
State taxes, net of federal benefit.........      1,900        273        154
Research and development credit.............       (640)    (3,049)      (898)
Favorable tax assessment....................         --     (2,562)        --
Expiration of statutes of limitation........         --         --     (1,744)
Other, net..................................      1,137        307       (172)
                                              ----------  ---------  ---------
                                             $   28,602  $   6,952  $  15,284
                                              ==========  =========  =========

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

                                                               March 31,
                                                          --------------------
                                                            2002       2003
                                                          ---------  ---------
                                                             (in thousands)
Current assets:
   Accruals and other reserves.......................... $   4,790  $   5,629
   Deferred state tax ..................................        --        231
   Other deferred tax assets............................     1,076        497
                                                          ---------  ---------
                                                         $   5,866  $   6,357
                                                          ---------  ---------
Non-current (liabilities):
   Deferred gains on sales of properties................ $  (2,413) $  (2,413)
   Unremitted earnings of certain subsidiaries..........    (3,064)    (3,064)
   Deferred state tax...................................       730         --
   Other deferred tax liabilities.......................    (2,418)    (3,390)
                                                          ---------  ---------
                                                         $  (7,165) $  (8,867)
                                                          ---------  ---------

Total net deferred tax (liabilities).................... $  (1,299) $  (2,510)
                                                          =========  =========

7. EMPLOYEE BENEFIT PLANS

Subject to eligibility requirements, substantially all Plantronics' employees, with the exception of direct labor in Mexico, participate in quarterly cash profit sharing plans. The profit sharing benefits are based on Plantronics' results of operations before interest and taxes, adjusted for other items. The percentage of profit distributed to employees varies by location. The profit sharing is paid in four quarterly installments. Profit sharing payments are allocated to employees based on each participating employee's base salary as a percent of all participants' base salaries. U.S. employees may defer a portion of their profit sharing under the 401(k) plan.

In fiscal 2001, we restructured our compensation program for U.S. employees to reallocate employees' base salary, profit sharing and deferred compensation under the 401(k) plan. Our profit sharing programs for non-U.S. employees remain unchanged. The profit sharing provides for the distribution of 5% of quarterly profits to qualified employees. Total profit sharing payments were $6.7 million, $2.8 million and $3.1 million for fiscal 2001, 2002 and 2003, respectively. The 401(k) plan matches 50% of the first 6% of compensation and provides a non-elective company contribution equal to 3% of base salary. Total 401(k) contributions were $2.0 million, $2.1 million and $2.3 million for fiscal 2001, 2002, and 2003, respectively.

8. COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS. We lease certain equipment and facilities under operating leases expiring in various years through 2015. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2003 are as follows (in thousands):

                                                Amount
Fiscal Year Ending March 31,                  ----------
  2004...................................... $    2,556
  2005......................................      2,093
  2006......................................      1,201
  2007......................................        723
  2008......................................        720
  Thereafter................................      3,757
                                              ----------
Total minimum future rental payments........ $   11,050
                                              ==========

Total rent expense for operating leases was approximately $1.8 million in fiscal 2001, $2.5 million in fiscal 2002, and $2.7 million in fiscal 2003.

EXISTENCE OF RENEWAL OPTIONS. Certain operating leases provide for renewal options for periods from one to three years. In the normal course of business, operating leases are generally renewed or replaced by other leases.

CLAIMS AND LITIGATION. We are presently engaged in a lawsuit filed in the Superior Court in Santa Clara County, California by GN Hello Direct, Inc., a former Plantronics retail catalog distributor that was acquired by our single largest competitor, GN Netcom. GN Hello Direct makes various claims associated with the termination of the distribution relationship between Plantronics and Hello Direct, including that Hello Direct has suffered approximately $11 million in damages as a result of the breach of contract claim and $30 million in damages for conduct arising at or after termination of the contract.

This case was tried in October 2002. We were granted summary judgment on GN Hello Direct's breach of contract claims prior to trial. At trial, GN Hello Direct's claims against us for Interference with Prospective Economic Advantage were found by the jury to be without merit, and a defense verdict was returned on our behalf. We were awarded approximately $0.8 million with 10% simple interest from March 15, 2001 for product sold by us to GN Hello Direct and for which GN Hello Direct had not paid us. On post trial motions both parties asked for a judgment notwithstanding the verdict on the issue of the product sold by us to GN Hello Direct that was not paid for by GN Hello Direct. The court granted a new trial on this issue alone. In further post trial motions, we received awards of attorney's fees and costs of $1.67 million. GN Hello Direct appealed. We are defending the appeal vigorously and are aggressively prosecuting our claim for damages for product sold by us to Hello Direct but not paid for by them.

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

PRODUCTS. The following table presents net revenues by market:

                                                Fiscal Year Ended March 31,
                                              --------------------------------
                                                 2001       2002       2003
                                              ----------  ---------  ---------
                                                        (in thousands)
Net sales from unaffiliated customers:
   Office and contact center................ $  313,707  $ 237,505  $ 244,358
   Mobile and computer......................     62,688     61,387     68,582
   Other specialty products.................     14,353     12,289     24,568
                                              ----------  ---------  ---------
                                             $  390,748  $ 311,181  $ 337,508
                                              ==========  =========  =========

MAJOR CUSTOMERS. No customer accounted for 10% or more of total revenues, nor did any one customer account for 10% or more of accounts receivable for fiscal 2001, 2002 or 2003 and the respective year ends.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area:

                                                Fiscal Year Ended March 31,
                                              --------------------------------
                                                 2001       2002       2003
                                              ----------  ---------  ---------
                                                        (in thousands)
Net sales from unaffiliated customers:
   United States............................ $  266,271  $ 213,655  $ 228,942

     Europe, Middle East and Africa.........     87,427     69,023     76,501
     Asia Pacific and Latin America.........     21,639     16,846     20,362
     Other International....................     15,411     11,657     11,703
                                              ----------  ---------  ---------
   Total International......................    124,477     97,526    108,566
                                              ----------  ---------  ---------
                                             $  390,748  $ 311,181  $ 337,508
                                              ==========  =========  =========

Long-lived assets:
   United States............................ $   19,980  $  23,267  $  23,907
   Total International......................     12,703     12,433     13,050
                                              ----------  ---------  ---------
                                             $   32,683  $  35,700  $  36,957
                                              ==========  =========  =========

10. STOCK OPTION PLANS AND STOCK PURCHASE PLANS

EMPLOYEE STOCK OPTION PLAN. In September 1993, the Board of Directors approved the PI Parent Corporation 1993 Stock Option Plan (the "1993 Stock Option Plan"). Under the 1993 Stock Option Plan, 22,927,726 shares of Common Stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were reserved cumulatively since inception for issuance to employees and consultants of Plantronics, as approved by the Compensation Committee of the Board of Directors and the Stock Option Plan Committee (comprised of the CEO and a representative of the Finance, Human Resources, and Legal departments). The 1993 Stock Option Plan has a term of 10 years, provides for incentive stock options as well as nonqualified stock options to purchase shares of Common Stock, and is due to expire in September 2003.

Under the existing Employee Stock Option Plan, incentive stock options may not be granted at less than 100% of the estimated fair market value of our Common Stock at the date of grant, as determined by the Board of Directors, and the option term may not exceed 10 years. Incentive stock options granted to a 10% stockholder may not be granted at less than 110% of the estimated fair market value of the Common Stock at the date of grant and the option term may not exceed five years. All stock options granted on or after May 16, 2001, may not be granted at less than 100% of the estimated fair market value of our Common Stock at the date of grant.

Options granted prior to June 1999 generally vested over a four-year period and those options granted subsequent to June 1999 generally vest over a five-year period. In July 1999, the Stock Option Plan Committee was authorized to make option grants to employees who are not senior executives pursuant to guidelines approved by the Compensation Committee and subject to quarterly reporting to the Compensation Committee.

DIRECTORS' STOCK OPTION PLAN. In September 1993, the Board of Directors adopted a Directors' Stock Option Plan (the "Directors' Option Plan") and has reserved cumulatively since inception a total of 300,000 shares of Common Stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) for issuance to non-employee directors of Plantronics. The Directors' Option Plan provides that each non-employee director shall be granted an option to purchase 12,000 shares of Common Stock on the date which the person becomes a new director. Annually thereafter, each continuing non-employee director shall be automatically granted an option to purchase 3,000 shares of Common Stock. At the end of fiscal year 2003, options for 164,000 shares of Common Stock were outstanding under the Directors' Option Plan. All options were granted at fair market value and generally vest over a four-year period. The Directors' Option Plan will expire by its terms in September 2003.

Stock option activity under the 1993 Stock Option Plan and the Directors' Option Plan are as follows:

                                                   Options Outstanding
                                                 -----------------------
                                                               Weighted
                                       Shares                   Average
                                     Available                 Exercise
                                     for Grant      Shares       Price
                                    ------------ ------------  ---------
Balance at March 31, 2000..........     278,474    7,898,979      13.88
   Options authorized..............   2,670,000           --         --
   Options granted.................  (1,720,027)   1,720,027      35.02
   Options exercised...............          --   (1,516,000)      9.67
   Options cancelled...............     390,984     (390,984)     20.14
                                    ------------ ------------
Balance at March 31, 2001..........   1,619,431    7,712,022      19.12
   Options authorized..............   2,000,000           --         --
   Options granted.................  (2,605,075)   2,605,075      19.61
   Options exercised...............          --     (127,449)      9.74
   Options cancelled...............     215,982     (215,982)     26.17
                                    ------------ ------------
Balance at March 31, 2002..........   1,230,338    9,973,666  $   19.21
   Options authorized..............   2,000,000           --         --
   Options granted.................  (1,890,503)   1,890,503      16.33
   Options exercised...............          --     (502,147)      4.38
   Options cancelled...............     352,614     (352,614)     24.99
                                    ------------ ------------
Balance at March 31, 2003..........   1,692,449   11,009,408  $   19.22
                                    ------------ ------------

Exercisable at March 31, 2003......                6,234,739  $   17.94
                                                 ============

Significant option groups outstanding at March 31, 2003, and related weighted average prices and lives are as follows:

                            Options Outstanding             Options Exercisable
                  --------------------------------------- ------------------------
                     Number      Weighted                    Number
                  Outstanding    Average       Weighted   Exercisable    Weighted
                     as of      Remaining      Average       as of       Average
Range of           March 31,   Contractual     Exercise    March 31,     Exercise
Exercise Price        2003         Life         Price         2003        Price
----------------- ------------ ------------  ------------ ------------  ----------
$ 0.30-$ 13.90...   2,342,350         4.03  $       7.94    2,113,975  $     7.30
 13.91-  17.49...   3,158,389         8.45         16.74      794,759       16.64
 17.50-  21.75...   2,609,026         7.10         20.68    1,590,323       20.79
 21.76-  35.46...   2,467,017         7.08         27.73    1,514,504       27.07
 35.47-  55.13...     432,626         7.50         40.97      221,178       41.20
                  ------------                            ------------
$ 0.30-$ 55.13...  11,009,408         6.85  $      19.22    6,234,739  $    17.94
                  ============                            ============

EMPLOYEE STOCK PURCHASE PLAN. On June 10, 2002, the Board of Directors of Plantronics approved the 2002 Employee Stock Purchase Plan (the "2002 ESPP"), which was approved by the stockholders on July 17, 2002, to provide certain employees with an opportunity to purchase Common Stock through payroll deductions. The plan qualifies under Section 423 of the Internal Revenue Code. Under the 2002 ESPP plan, which is effective through June 2012, the purchase price of our Common Stock is equal to 85% of the lesser of the fair market value of our Common Stock on (i) the first day of the offering period, or (ii) the last day of the offering period. Each offering period is six months long.

There were 25,443, 41,889 and 56,806 shares issued under the ESPP in fiscal 2001, 2002, and 2003, respectively.

SENIOR EXECUTIVE STOCK OWNERSHIP PLAN. In November 1996, the Board of Directors approved a Senior Executive Stock Purchase Plan, effective January 1, 1997, to encourage ownership of our Common Stock by senior executives. This is a voluntary plan in which executives are encouraged to participate and achieve a target ownership over a five-year period in annual increments of 20% of target or more. The target ownership is equal to two times the Chief Executive Officer's base salary and one times the individual Vice Presidents' base salary. To encourage participation, we will sell our Treasury Stock to executives under this voluntary purchase program. The price will be equal to the greater of: 95% of the price set by the Board of Directors on an annual basis or 85% of the fair market value of the stock on the date of transaction. The various vehicles that are available to executives to obtain ownership of Plantronics' stock are as follows: 401(k) plan contributions, personal IRA account purchases, Deferred Compensation Plan contributions, outright purchase of stock or exercising vested stock options and holding the stock. The discounted price is not applicable to exercising options and holding stock from such exercises.

FAIR VALUE DISCLOSURES. All options in fiscal 2001, 2002 and 2003 were granted at an exercise price equal to the market value of Plantronics' Common Stock at the date of grant.

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used and weighted-average fair values resulted:

                                      Stock Option Plans          Employee Stock Purchase Plan
                                  Fiscal Year Ended March 31,      Fiscal Year Ended March 31,
                                2001      2002      2003         2001      2002      2003
                              --------- --------- ---------    --------- --------- ---------

Expected dividend yield.....        0.0%      0.0%      0.0%         0.0%      0.0%      0.0%
Expected life (in years)....        6.0       6.0       6.0          0.5       0.5       0.5
Expected volatility.........       86.0%     51.0%     59.4%        86.0%     59.0%     46.2%
Risk-free interest rate.....        5.5%      4.5%      3.4%         6.1%      3.3%      1.2%

Weighted-average fair value.   $   26.55 $   10.50 $    9.72    $    8.39 $    4.92 $    3.02

Volatility is a measure of the amount by which a price has fluctuated over an historical period. The higher the volatility, the more the returns on the stock can be expected to vary. The risk free interest rate is the rate on a U.S. Treasury bill or bond that approximates the expected life of the option.

11. ACQUISITION

On January 2, 2002, we acquired 100% of the capital stock of privately held Ameriphone, Inc. ("Ameriphone") of Garden Grove, California, to strengthen our product line in the hearing-impaired market for specialized telephones and other equipment. The results of Ameriphone's operations have been included in the consolidated financial statements since the date of acquisition. Ameriphone was a leading supplier of amplified telephones and other solutions to address the needs of individuals with hearing impairment and other special needs. Ameriphone was combined with Plantronics' Walker product group, a leading supplier of amplified telephones, specialty handsets and communication test equipment, to serve the special needs market. The net cash purchase price was $10.4 million. We obtained valuations of inventory, goodwill and intangible assets from an independent valuation firm.

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
                                         ==========

The following unaudited pro forma summary presents our results of operations assuming the Ameriphone acquisition had been consummated at the beginning of fiscal 2002:

            Fiscal Year Ended
                March 31,
                ---------
                  2002
                ---------
     (in thousands, except per share)
Net sales..... $ 320,307
Net income....    37,510
Diluted EPS... $    0.76

12. GOODWILL AND INTANGIBLES

During the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." In accordance with SFAS 142, we discontinued goodwill amortization in April 2001.

The following table presents net income on a comparable basis, after adjustment for goodwill amortization:

                                           Fiscal Year Ended March 31,
                                    ------------------------------------
                                      2001         2002          2003
                                    ---------    ---------    ----------
                                 (in thousands, except earnings per share)
Reported net income.............. $   73,550   $   36,248   $    41,476
 Add back : goodwill amortization        695           --            --
                                    ---------    ---------    ----------
 Adjusted net income............. $   74,245   $   36,248   $    41,476
                                    =========    =========    ==========
Basic earnings per share:
 As reported..................... $     1.49   $     0.77   $      0.92
 As adjusted..................... $     1.51   $     0.77   $      0.92

Diluted earnings per share:
 As reported..................... $     1.38   $     0.74   $      0.89
 As adjusted..................... $     1.39   $     0.74   $      0.89

The aggregate amortization expense on intangibles for fiscal 2001, 2002, and 2003 was $0.4 million, $0.6 million and $0.9 million, respectively. The following table presents information on acquired intangible assets (in thousands):

                                                    March 31, 2002                  March 31, 2003

                                     Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                         Amount       Amortization       Amount       Amortization
                                     --------------  --------------  --------------  --------------
Intangible assets
Technology......................... $        2,460  $         (417) $        2,460  $         (817)
State contracts....................          1,300             (46)          1,300            (232)
Patents............................            700             (25)            700            (125)
Customer lists.....................            533            (400)            533            (533)
Trademarks.........................            300             (11)            300             (54)
Non-compete agreements.............            200             (10)            200             (50)
                                     --------------  --------------  --------------  --------------
Total.............................. $        5,493  $         (909) $        5,493  $       (1,811)
                                     ==============  ==============  ==============  ==============

Estimated amortization expense
Fiscal Year Ending March 31,
  2004............................................. $          654
  2005............................................. $          654
  2006............................................. $          654
  2007............................................. $          644
  2008............................................. $          614

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2002 and 2003:

                                               2002     2003
                                              -------  -------
                                                (in thousands)
Balance, April 1............................ $ 6,084  $ 9,542
  Acquisition...............................   3,250       --
  Carrying value adjustments................      --     (156)
  Reclassification of intangible asset......     208       --
                                              -------  -------
Balance, March 31........................... $ 9,542  $ 9,386
                                              =======  =======

In fiscal 2002 workforce in place was reclassified from intangible assets to goodwill. In fiscal 2003, an adjustment to the goodwill carrying value was made as actual expenses differed slightly from those accrued originally.

13. FOREIGN CURRENCY HEDGING

During the first quarter of fiscal year 2002, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which did not have a material impact on our financial position.

Beginning in the first quarter of fiscal year 2002, and during fiscal 2003 we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on the contracts are recorded in other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

As of March 31, 2003, we had a net position of $3.2 million of foreign currency forward-exchange contracts outstanding, in the Euro and Great British Pound, as a hedge against our forecasted foreign currency-denominated receivables, payables and cash balances.

The following table summarizes our net currency position, and approximate U.S. dollar equivalent (in thousands), at March 31, 2003:

                            USD
          Local Currency Equivalent   Position   Maturity
          ------------   ----------- ----------- ---------
EUR             4,364   $     4,700     Sell      1 month
GBP             (954)   $    (1,500)     Buy      1 month

Foreign currency transaction losses, net of the effect of hedging activity, for fiscal 2001 and 2002 were $2.2 million, and $0.4 million, respectively. Foreign currency transaction gains, net of the effect of hedging activity for fiscal 2003 were $0.9 million.

14. RELATED PARTY TRANSACTIONS

A member of our Board of Directors is a director and employee of a management consulting firm. We have entered into a consulting arrangement with this firm under which certain management consulting services are provided to Plantronics from time to time. The total amounts paid to this firm for the years ended March 31, 2001, 2002 and 2003 were $1.1 million, $0.4 million, and $1.2 million, respectively. As of March 31, 2002, there was $0.1 million due to this firm under the agreement. No material amounts were due to this firm as of March 31, 2003.

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

TO OUR STOCKHOLDERS:

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

We maintain an internal control structure that consists, in part, of organizational arrangements with clearly defined lines of responsibility and delegation of authority, and comprehensive systems and control procedures. We believe this structure provides reasonable assurance that transactions are executed in accordance with management authorization, and that they are appropriately recorded in order to permit preparation of financial statements in conformity with generally accepted accounting principles and to adequately safeguard, verify and maintain accountability of assets. Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of March 31, 2003 provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.

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

/s/ Ken Kannappan Ken Kannappan President and Chief Executive Officer	/s/ Barbara Scherer Barbara Scherer Senior Vice President-Finance & Administration and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PLANTRONICS, INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 62 present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 63 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
April 18, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the identification and business experience of our directors under the caption "Nominees" under the main caption "Proposal One -- Election of Directors" in our definitive 2003 Proxy Statement for the annual meeting of stockholders to be held on June 27, 2003, as filed with the Securities and Exchange Commission on or about June 2, 2003 is incorporated herein by this reference. For information regarding the identification and business experience of our executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to our executive officers and directors under the caption "Compliance With Section 16(a) of the Exchange Act" in our 2003 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation" and "Compensation of Directors" in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS' MATTERS

The information under the captions "Equity Compensation Plan Information" and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in the 2003 Proxy Statement are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Transactions" in the 2003 Proxy Statement is incorporated herein by this reference.

With the exception of the information specifically incorporated by reference from the 2003 Proxy Statement in Part III of this Annual Report on Form 10-K, the 2003 Proxy Statement shall not be deemed to be filed as part of this report.

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Plantronics, including information relating to our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. See Item 8.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Financial Statement Schedules.

PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(IN THOUSANDS)

                                       Balance   Charged to
                                         at      Expenses               Balance
                                      Beginning  or Other               at End
                                       of Year   Accounts   Deductions  of Year
                                      ---------  ---------  ---------  ---------
Allowance for doubtful accounts:
 Year ended March 31, 2001..........     2,144      1,433       (904)     2,673

 Year ended March 31, 2002..........     2,673      1,032       (695)     3,010

 Year ended March 31, 2003..........     3,010      1,263       (912)     3,361

Inventory reserves:
 Year ended March 31, 2001..........     3,718      1,328     (1,276)     3,770

 Year ended March 31, 2002..........     3,770      6,137     (3,535)     6,372

 Year ended March 31, 2003..........     6,372      2,872       (836)     8,408

Warranty reserves:
 Year ended March 31, 2001..........     7,494      7,336     (8,211)     6,619

 Year ended March 31, 2002..........     6,619      9,045     (9,244)     6,420

 Year ended March 31, 2003..........     6,420      8,320     (8,835)     5,905

(b) Reports on Form 8-K.

On April 22, 2003 the Company filed a Current Report on Form 8-K announcing the Company's financial results for the fourth quarter and year ended March 31, 2003.

(3) Exhibits. The exhibits listed under Item 15(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

(c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Description of Document
3.1

Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit (3.1) to the Registrant's Annual Report on Form 10-K, SEC File Number 33-70744, for the fiscal year ended March 31, 2002, filed on June 21, 2002).

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

10.1*

Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference to Exhibit (10.1) to the Registrant's Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 31, 2001, filed on June 1, 2001).

10.2*

Form of Indemnification Agreement between the Registrant and certain directors and executives and Schedule of Other Documents Omitted (incorporated herein by reference to Exhibit (10.1) to PI Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1992, SEC File Number 33-26770, filed February 9, 1993).

10.3*

Form of Employment Agreement, Addendum to Employment Agreement and Second Addendum to Employment Agreement between the Registrant and certain executives; and Schedule of Other Documents Omitted (incorporated herein by reference to Exhibit (10.2) to PI Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1992, SEC File Number 33-26770, filed February 9, 1993).

10.4.1*

Regular and Supplemental Bonus Plan (incorporated herein by reference to Exhibit (10.(4(a)) to the Registrant's Report on Form 10-K, SEC File Number 1-12696, for the fiscal year ended March 31, 2001, filed on June 1, 2001).

10.4.2*

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

10.6

Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference to Exhibit (10.32) to the Registrant's Registration Statement on Form S-1 (as amended), No.33-70744, filed on October 20, 1993).

10.7*	2003 Stock Plan.
10.8*

1993 Stock Option Plan (incorporated herein by reference to Exhibit (10.8) to the Registrant's Annual Report on Form 10-K, SEC File Number 33-70744, for the fiscal year ended March 31, 2002, filed on June 21, 2002).

10.9 1*

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

10.9.5*

Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference to Exhibit (10.9.5) to the Registrant's Annual Report on Form 10-K, SEC File Number 33-70744, for the fiscal year ended March 31, 2002, filed on June 21, 2002).

10.10.1*

2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.10.2) to the Registrant's Annual Report on Form 10-K, SEC File Number 33-70744, for the fiscal year ended March 31, 2002, filed on June 21, 2002).

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

10.14.1*

Employment Agreement dated as of July 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference to Exhibit (10.15) of the Registrant's Annual Report on Form 10-K405, SEC File Number 001-12696, for the fiscal year ended April 1, 2000, filed on June 1, 2000).

10.14.2*	Employment Agreement dated as of November 1996 between Registrant and Don Houston.
10.14.3*	Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer.
10.14.4*	Employment Agreement dated as of May 1998 between Registrant and Craig May.
10.14.5*	Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu.
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

10.15.3

Second Amendment to Credit Agreement, dated as of November 1, 2001 (incorporated herein by reference to Exhibit (10.15) to the Registrant's Report on Form 10-Q, SEC File Number 1-12696, for the quarter ended December 31, 2001, filed on February 12, 2002).

10.15.4	Third Amendment to Credit Agreement, dated as of July 15, 2002.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1	CEO's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	CFO's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTRONICS, INC.

June 2, 2003

By:  /s/ Ken Kannappan

 Ken Kannappan

Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Ken Kannappan (Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	June 2, 2003
/s/ Barbara Scherer (Barbara Scherer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 2, 2003
/s/ Marv Tseu (Marv Tseu)	Chairman of the Board and Director	June 2, 2003
/s/ Patti Hart (Patti Hart)	Director	June 2, 2003
/s/ Trude Taylor (Trude Taylor)	Director	June 2, 2003
/s/ David Wegmann (David Wegmann)	Director	June 2, 2003
/s/ Roger Wery (Roger Wery)	Director	June 2, 2003

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Ken Kannappan, certify that:

1. I have reviewed this annual report on Form 10-K of Plantronics, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003

/s/ Ken Kannappan

Ken Kannappan

President and Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Barbara Scherer, certify that:

1. I have reviewed this annual report on Form 10-K of Plantronics, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003

/s/ Barbara Scherer

Barbara Scherer

Senior Vice President - Finance and

Administration and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description of Document
10.7*	2003 Stock Option Plan.
10.14.2*	Employment Agreement dated as of November 1996 between Registrant and Don Houston.
10.14.3*	Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer.
10.14.4*	Employment Agreement dated as of May 1998 between Registrant and Craig May.
10.14.5*	Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu.
10.15.4	Third Amendment to Credit Agreement, dated as of July 15, 2002.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.