Form 10-Q
period 2003-06-30
PLANTRONICS INC /CA/
filed 2003-08-12
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ] .

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES [X ] NO [ ].

    The number of shares outstanding of Plantronics' common stock as of July 25, 2003 was 43,848,932.

Plantronics, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                            March 31,     June 30,
                                                              2003          2003
                                                          ------------  ------------
ASSETS
Current assets:
     Cash, cash equivalents and marketable securities .. $     59,725  $     73,614
     Accounts receivable, net ..........................       50,503        49,852
     Inventory, net ....................................       33,758        37,510
     Deferred income taxes .............................        6,357         6,357
     Other current assets ..............................        2,674         1,823
                                                          ------------  ------------
         Total current assets ..........................      153,017       169,156
Property, plant and equipment, net .....................       36,957        36,136
Intangibles, net .......................................        3,682         3,518
Goodwill, net ..........................................        9,386         9,386
Other assets, net ......................................        2,167         2,190
                                                          ------------  ------------
        Total assets ................................... $    205,209  $    220,386
                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................. $     13,596  $     15,071
     Accrued liabilities ...............................       27,235        29,319
     Income taxes payable ..............................        8,581         8,638
                                                          ------------  ------------
         Total current liabilities .....................       49,412        53,028
Deferred tax liability .................................        8,867         8,867
                                                          ------------  ------------
        Total liabilities ..............................       58,279        61,895
                                                          ------------  ------------
Stockholders' equity:
     Preferred stock, $0.01 par value per share; 1,000
       shares authorized, no shares outstanding.........           --            --
     Common stock, $0.01 par value per share; 100,000
       shares authorized, 59,728 and 59,967 shares at
       March 31, 2003 and June 30, 2003, respectively...          597           600
     Additional paid-in capital ........................      158,160       160,592
     Accumulated other comprehensive income (loss) .....          209          (349)
     Retained earnings .................................      285,350       296,691
                                                          ------------  ------------
                                                              444,316       457,534
     Less: Treasury stock (common: 16,090 and 16,183
       shares outstanding at March 31, 2003 and
       June 30, 2003, respectively) at cost ............     (297,386)     (299,043)
                                                          ------------  ------------
         Total stockholders' equity ....................      146,930       158,491
                                                          ------------  ------------
         Total liabilities and stockholders' equity .... $    205,209  $    220,386
                                                          ============  ============

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                     Three Months Ended
                                                         June 30,
                                                    --------------------
                                                       2002       2003
                                                    ---------  ---------
Net sales ........................................ $  80,268  $  92,786
Cost of sales ....................................    38,810     47,319
                                                    ---------  ---------
    Gross profit .................................    41,458     45,467
                                                    ---------  ---------
Operating expenses:
    Research, development and engineering ........     8,250      8,605
    Selling, general and administrative ..........    19,606     21,153
                                                    ---------  ---------
         Total operating expenses ................    27,856     29,758
                                                    ---------  ---------
Operating income .................................    13,602     15,709
Interest and other income, net ...................       933        492
                                                    ---------  ---------
Income before income taxes .......................    14,535     16,201
Income tax expense ...............................     4,361      4,860
                                                    ---------  ---------
Net income ....................................... $  10,174  $  11,341
                                                    =========  =========

Basic earnings per common share (Note 5) ......... $    0.22  $    0.26
                                                    =========  =========

Shares used in basic per share calculations.......    45,882     43,669
                                                    =========  =========

Diluted earnings per common share (Note 5) ....... $    0.21  $    0.25
                                                    =========  =========

Shares used in diluted per share calculations.....    47,722     45,077
                                                    =========  =========

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                    Three Months Ended
                                                                         June 30,
                                                                 ----------------------
                                                                     2002        2003
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................... $   10,174  $   11,341
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization ......................      2,880       3,619
           Deferred income taxes ..............................        (55)         --
           Income tax benefit associated with stock options ...        652       1,342
           Loss on disposal of fixed assets ...................         13           8
      Changes in assets and liabilities:
           Accounts receivable, net ...........................       (876)        651
           Inventory, net .....................................     (1,592)     (3,752)
           Other current assets ...............................       (156)        851
           Other assets .......................................        346          53
           Accounts payable ...................................       (881)      1,475
           Accrued liabilities ................................      2,180       2,084
           Income taxes payable ...............................      1,553          57
                                                                 ----------  ----------
Cash provided by operating activities .........................     14,238      17,729
                                                                 ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of marketable securities .......     10,000       5,021
      Purchase of marketable securities .......................         --          --
      Capital expenditures ....................................     (3,501)     (2,720)
                                                                 ----------  ----------
Cash provided by investing activities .........................      6,499       2,301
                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock ..............................     (1,131)     (1,833)
      Proceeds from sale of treasury stock ....................        530         469
      Proceeds from exercise of stock options .................        538         802
                                                                 ----------  ----------
Cash provided by financing activities .........................        (63)       (562)

Effect of exchange rate changes on cash and cash equivalents...        887        (558)
                                                                 ----------  ----------
Net increase in cash and cash equivalents .....................     21,561      18,910
Cash and cash equivalents at beginning of period ..............     43,048      54,704
                                                                 ----------  ----------
Cash and cash equivalents at end of period .................... $   64,609  $   73,614
                                                                 ==========  ==========
Supplemental disclosures of cash flow information:
   Cash paid for:
           Interest ........................................... $       34  $       33
           Income taxes ....................................... $    2,143  $    5,822

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," "we," or "our") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K and our Annual Report to Stockholders for the year ended March 31, 2003. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period balances have been reclassified to conform to the current period presentation. The interim financial statements should be read in connection with the financial statements in our Annual Report on Form 10-K and our Annual Report to Shareholders for the fiscal year ended March 31, 2003.

2. PERIODS PRESENTED

Our fiscal year-end is the Saturday closest to March 31 and the first fiscal quarter-end is the last Saturday in June. For purposes of presentation, we have indicated our accounting year ending on March 31, and our interim quarterly periods ending on the applicable month-end. Our fiscal quarters ended June 30, 2002, and June 30, 2003, consisted of thirteen weeks each.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                             March 31,   June 30,
                                                               2003        2003
                                                           ----------  ----------

Cash, cash equivalents and marketable securities:
    Cash and cash equivalents ........................... $   54,704  $   73,614
    Marketable securities ...............................      5,021          --
                                                           ----------  ----------
                                                          $   59,725  $   73,614
                                                           ==========  ==========

Accounts receivable, net:
    Accounts receivable from customers .................. $   65,931  $   64,700
    Less: sales returns, promotions and rebates .........    (12,067)    (11,351)
    Less: allowance for doubtful accounts ...............     (3,361)     (3,497)
                                                           ----------  ----------
                                                          $   50,503  $   49,852
                                                           ==========  ==========

Inventory, net:
    Finished goods ...................................... $   22,664  $   24,150
    Work in process .....................................      1,229       1,202
    Purchased parts .....................................     18,273      21,118
    Less: provision for excess and obsolete inventory ...     (8,408)     (8,960)
                                                           ----------  ----------
                                                          $   33,758  $   37,510
                                                           ==========  ==========

                                                            March 31,   June 30,
                                                              2003        2003
                                                           ----------  ----------

Property, plant and equipment, net:
    Land ................................................ $    4,693  $    4,693
    Buildings and improvements (useful lives: 7-30 years)     19,189      19,396
    Machinery and equipment (useful lives: 2-10 years) ..     61,496      63,992
                                                           ----------  ----------
                                                              85,378      88,081
    Less: accumulated depreciation ......................    (48,421)    (51,945)
                                                           ----------  ----------
                                                          $   36,957  $   36,136
                                                           ==========  ==========

Accrued liabilities:
    Employee benefits ................................... $   12,283  $   12,383
    Accrued advertising and sales and marketing .........      2,150       2,751
    Warranty accrual ....................................      5,905       6,323
    Accrued other .......................................      6,897       7,862
                                                           ----------  ----------
                                                          $   27,235  $   29,319
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

Plantronics has entered into foreign currency forward contracts, which typically mature in one month, to hedge a portion of our exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables and cash balances. We record on the balance sheet at each reporting period the fair value of our forward contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, as other income (expense), offsetting transaction gains and losses on the related assets and liabilities. Plantronics does not enter into foreign currency forward contracts for trading purposes.

As of June 30, 2003, we had foreign currency forward contracts of approximately $3.1 million denominated in the Euro as a hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The following table summarizes our net currency position, and approximate U.S. dollar equivalent (in thousands), at June 30, 2003:

                                 Local            USD
                               Currency       Equivalent   Position    Maturity
                           -----------------  ------------ ----------- -----------

EUR                     €              2,717  $      3,100     Sell       1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.3 million for the fiscal quarter ended June 30, 2003, which is included in interest and other income in the results of operations, compared to a net gain of approximately $0.3 million in the quarter ended June 30, 2002.

Plantronics periodically hedges foreign currency forecasted transactions related to sales with currency options. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of related gains or losses are reported to earnings immediately. These currency option contracts generally have maturities of less than one year. Plantronics does not purchase options for trading purposes. As of June 30, 2003, we had foreign currency call option contracts of approximately € 16.7 million and £ 6.5 million denominated in Euros and Great British Pounds, respectively. As of June 30, 2003, we also had foreign currency put option contracts of approximately € 16.7 million and £ 6.5 million denominated in Euros and Great British Pounds, respectively. Collectively our option contracts hedge a portion of our forecasted foreign denominated sales. The following table summarizes option positions at June 30, 2003 (in thousands):

                                     Balance Sheet             Income Statement
                              ---------------------------- ------------ ------------
                                   As of June 30, 2003
                                   Accumulated Other
                              Comprehensive (Loss)/Income    Net Sales  Other Income
                              ---------------------------- ------------ ------------

Realized loss on closed
   transactions...............                         --         (184)          --
Recognized but unrealized
   loss on open transactions..                     (1,300)          --           --
                              ---------------------------- ------------ ------------
                                                   (1,300)        (184)          --
                              ============================ ============ ============

Foreign currency transactions related to hedging activities on option contracts resulted in a net reduction to revenue of $0.2 million for the quarter ended June 30, 2003. There were no such option contracts in place for the quarter ended June 30, 2002.

5. COMPUTATION OF EARNINGS PER COMMON SHARE

Basic Earnings Per Share ("EPS") is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the exercise of stock options. The rise in Plantronics' overall common stock value during the quarter ended June 30, 2003 contributed to the increased number of dilutive potential common shares included in the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2002 and 2003 (in thousands, except earnings per share):

                                                     Three Months Ended
                                                          June 30,
                                                    --------------------
                                                       2002       2003
                                                    ---------  ---------
Net income........................................ $  10,174  $  11,341

Weighted average shares outstanding:

Weighted average shares - basic...................    45,882     43,669
Effect of dilutive securities - employee
   stock options..................................     1,840      1,408
                                                    ---------  ---------
Weighted average shares - diluted.................    47,722     45,077
                                                    =========  =========

Net earnings per common share-basic............... $    0.22  $    0.26
Net earnings per common share-diluted............. $    0.21  $    0.25

Dilutive potential common shares consist of employee stock options. Outstanding stock options to purchase approximately 3.9 million and 5.3 million shares of Plantronics' stock at June 30, 2002 and June 30, 2003, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive and out of the money.

6. PRO FORMA EFFECTS OF STOCK - BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and to provide additional disclosures with respect to the pro forma effects of adoption had we recorded compensation expense as provided in SFAS 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure as it Relates to Interim Disclosures".

All options in the quarters ended June 30, 2002 and 2003 were granted at an exercise price equal to the market value of Plantronics' Common Stock at the date of grant. The following table sets forth the computation of the effect on net income and earnings per share if Plantronics had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended June 30, 2002 and 2003 (in thousands, except earnings per share):

                                                     Three Months Ended
                                                           June 30,
                                                    --------------------
                                                       2002       2003
                                                    ---------  ---------
Net income - as reported.......................... $  10,174  $  11,341
Less stock based employee compensation determined
   under fair value based method, net of tax .....    (3,213)    (3,440)
                                                    ---------  ---------
Net income - pro forma............................ $   6,961  $   7,901
                                                    =========  =========
Earnings per common share:
Basic net income per share - as reported.......... $    0.22  $    0.26
Basic net income per share  - pro forma........... $    0.15  $    0.18
Diluted net income per share  - as reported....... $    0.21  $    0.25
Diluted net income per share - proforma........... $    0.15  $    0.18

The fair value of options at the date of grant was estimated using the Black-Scholes model. The following assumptions were used and weighted-average fair values resulted:

                                                                    Employee Stock
                                        Stock Option Plans           Purchase Plan
                                       Fiscal Quarter Ended      Fiscal Quarter Ended
                                              June 30,                 June 30,
                                           2002     2003             2002   2003
                                          -------  ------           ------ ------

Expected dividend yield...........            0.0     0.0              0.0    0.0
Expected life (in years)..........            6.0     6.0              0.5    0.5
Expected volatility...............           59.4    59.5             46.2   46.2
Risk-free interest rate...........            4.5     2.7              1.2    1.2

Weighted-average fair value.......       $  12.93 $ 10.28           $ 3.02 $ 3.02

7. PRODUCT WARRANTY OBLIGATIONS

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

Changes in warranty obligation, which is included as a component of "Accrued liabilities" on the consolidated balance sheets, during the quarter ended June 30, 2003, are as follows (in thousands):

Warranty liability at March 31, 2003................. $   5,905
Warranty provision relating to product shipped during
  the quarter........................................     2,647
Deductions for warranty claims processed.............    (2,229)
                                                       ---------
Warranty liability at June 30, 2003.................. $   6,323
                                                       =========

8. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                     Three Months Ended
                                                         June 30,
                                                    --------------------
                                                       2002       2003
                                                    ---------  ---------
Net income........................................ $  10,174  $  11,341

  Unrealized gain (loss) on hedges,

    net of tax of $0 and ($390)...................        --       (910)

  Foreign currency translation,
    net of tax of $266 and $222 ..................       621        520
                                                    ---------  ---------
Other comprehensive income........................ $  10,795  $  10,951
                                                    =========  =========

The decrease in the foreign currency translation adjustment in the current quarter was primarily due to unfavorable fair value adjustments related to cash flow hedges of $1.3 million offset by favorable increases in exchange rates of $0.7 million. The increase in the year ago quarter was solely due to favorable exchange rates. During the three months ended June 30, 2003, the exchange rate for the Euro and the Great British Pound relative to the U.S. dollar increased 6% and 5%, respectively. Also, there was a strengthening of foreign currencies in countries where the local currency is the functional currency of the entity, further accounting for the increase.

9. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

SEGMENTS. We are engaged in the design, manufacture, marketing and sales of telecommunications equipment including headsets, telephone headset systems, and other specialty telecommunications products. Plantronics considers itself to operate in one business segment.

PRODUCTS AND SERVICES. We organize our operations to focus on three principal markets: office and contact center products, mobile and computer products, and other specialty products. The following table presents net revenue by market (in thousands):

                                                     Three Months Ended
                                                          June 30,
                                                    --------------------
                                                       2002       2003
                                                    ---------  ---------
Net revenues from unaffiliated customers:
   Office and contact center...................... $  61,568  $  62,080
   Mobile and computer............................    12,730     23,981
   Other specialty products.......................     5,970      6,725
                                                    ---------  ---------
                                                   $  80,268  $  92,786
                                                    =========  =========

MAJOR CUSTOMERS. No one customer accounted for 10% or more of total revenue for the quarters ended June 30, 2002 and 2003, nor did any one customer account for 10% or more of accounts receivable from consolidated sales at the end of such quarters.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area (in thousands) but may not actually reflect end-user markets:

                                              Three Months Ended
                                                   June 30,
                                           ------------------------
                                              2002         2003
                                           -----------  -----------
Net revenues from unaffiliated customers:

   United States......................... $    55,614  $    64,924

     Europe, Middle East and Africa......      16,501       19,183
     Asia Pacific and Latin America......       4,853        5,395
     Other International.................       3,300        3,284
                                           -----------  -----------
   Total International...................      24,654       27,862
                                           -----------  -----------
                                          $    80,268  $    92,786
                                           ===========  ===========

                                             March 31,    June 30,
                                               2003         2003
                                           -----------  -----------
Long-lived assets:
   United States......................... $    23,907  $    24,079
   International.........................      13,050       12,057
                                           -----------  -----------
                                          $    36,957  $    36,136
                                           ===========  ===========

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of this standard will not have a material impact on our financial position or results of operations.

11. INTANGIBLES

Aggregate amortization expense on intangibles for the quarter ended June 30, 2002 was $0.2 million. For the quarter ended June 30, 2003, amortization expense was $0.2 million. The following table presents information on acquired intangibile assets (in thousands):

                                           March 31, 2003              June 30, 2003

                                    Gross Carrying Accumulated  Gross Carrying Accumulated
                                       Amount      Amortization    Amount      Amortization
                                    -------------  -----------  -------------  -----------
Intangible assets
Technology........................ $       2,460  $      (817) $       2,460  $      (889)
State contracts...................         1,300         (232)         1,300         (279)
Patents...........................           700         (125)           700         (150)
Trademarks........................           300          (54)           300          (64)
Non-compete agreements............           200          (50)           200          (60)
                                    -------------  -----------  -------------  -----------
Total............................. $       4,960  $    (1,278) $       4,960  $    (1,442)
                                    =============  ===========  =============  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and include, but are not necessarily limited to, all of the statements marked below with an asterisk ("*"). These forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors Affecting Future Operating Results." When reading the sections titled "Results of Operations" and "Financial Condition," you should also read our unaudited condensed consolidated financial statements and related notes included elsewhere herein, our Annual Report on Form 10-K, and the section below entitled "Risk Factors Affecting Future Operating Results." We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

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

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales:

                                                      Three Months Ended
                                                         June 30,
                                                    --------------------
                                                       2002       2003
                                                    ---------  ---------
Net sales ........................................     100.0%    100.0%
Cost of sales ....................................      48.4       51.0
                                                    ---------  ---------
    Gross profit .................................      51.6       49.0
                                                    ---------  ---------
Operating expenses:
    Research, development and engineering ........      10.3        9.3
    Selling, general and administrative ..........      24.4       22.8
                                                    ---------  ---------
         Total operating expenses ................      34.7       32.1
                                                    ---------  ---------
Operating income .................................      16.9       16.9
Interest and other income, net ...................       1.2        0.5
                                                    ---------  ---------
Income before income taxes .......................      18.1       17.4
Income tax expense ...............................       5.4        5.2
                                                    ---------  ---------
Net income .......................................      12.7%     12.2%
                                                    =========  =========

NET SALES. Net sales for the quarter ended June 30, 2003, increased by 15.6% to $92.8 million, compared to $80.3 million for the quarter ended June 30, 2002. Compared to the year ago quarter, sales increased on the strength of new headsets for mobile and computer applications and increased sales of our Walker and Ameriphone products. Domestic sales increased 16.7% reflecting strong OEM (original equipment manufacturer) sales to wireless carriers and sales of Bluetooth headsets. Also on the domestic front, sales of our Walker - Ameriphone products for the hearing impaired increased with substantial sales into state programs. International sales were up 13.0% with increased unit sales of new office and contact center products as well as headsets sales for computers.

Overall, we remain cautiously optimistic regarding sales growth, based almost entirely on the strength of demand for new products.* While our net sales have grown over the last quarter, it is not clear the market is growing and that we can sustain our current level of growth.* In addition, macro-economic factors remain uncertain, particularly on the international front. Related to this point, the sales growth in Europe was favorably affected by exchange rates on the Euro and Great British Pound relative to the U.S. Dollar.*

GROSS PROFIT. Gross profit for the quarter ended June 30, 2003, increased in absolute dollars by 9.7% to $45.5 million (49.0% of net sales), compared to $41.5 million (51.6% of net sales) for the quarter ended June 30, 2002. Compared to the year ago quarter, there were several factors contributing to this level of improvement including higher revenues, favorable exchange rates on the Euro and Great British Pound, better utilization of factory overhead and continued progress on cost reductions. As a percent of revenue, gross margins declined by 2.6 percentage points compared to the year ago quarter, due to product mix with strong sales of Bluetooth and lower margin mobile products through our OEM channels.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended June 30, 2003, increased by 4.3% to $8.6 million (9.3% of net sales), compared to $8.3 million (10.3% of net sales) for the quarter ended June 30, 2002, primarily due to timing of new product development and exchange rates (a weaker dollar is favorable to foreign currency denominated revenues but unfavorable to foreign currency denominated operating expenses) for research and development activities performed in Europe. For the year as a whole we are expecting research and development spending to be flat to slightly up in absolute dollars compared to fiscal 2003, but down as a percent of revenue. *

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 30, 2003, increased 7.9% to $21.2 million (22.8% of net sales), compared to $19.6 million (24.4% of net sales) for the quarter ended June 30, 2002. Compared to the year ago quarter, costs were higher as a result of exchange rates. We have also increased our overall level of marketing programs related to new product launches and intend to increase those further throughout our fiscal year 2004.* General and administrative spending was flat compared to the year ago quarter.

OPERATING INCOME. Operating income for the quarter ended June 30, 2003, increased by 15.5% to $15.7 million (16.9% of net sales), compared to $13.6 million (16.9% of net sales) for the quarter ended June 30, 2002. The increase in absolute dollars was driven primarily by the increase in revenues.

INTEREST AND OTHER INCOME, NET. Interest and other income for the quarter ended June 30, 2003, was $0.5 million compared to $0.9 million for the quarter ended June 30, 2002, representing a decrease of 47.3%. Compared to the year ago quarter, interest income decreased commensurate with lower prevailing interest rates. Also, in the year ago quarter we received an insurance refund accounting in part for the decrease this year. Foreign exchange gains were flat compared to the year ago quarter.

INCOME TAX EXPENSE. Income tax expense for the quarter ended June 30, 2003 was $4.9 million compared to $4.4 million for the quarter ended June 30, 2002 and represented tax rates of 30.0% for both quarters.

Financial Condition:

OPERATING ACTIVITIES. During the three months ended June 30, 2003, we generated $17.7 million of cash from operating activities, primarily from $11.3 million in net income, depreciation and amortization of $3.6 million, $2.1 million from an increase in accrued liabilities, $1.5 million from an increase in accounts payable, $1.3 million from tax benefit associated with the exercise of stock options, $0.9 million from a decrease in other current assets and $0.7 million from a decrease in accounts receivable. These items were offset in part by an increase of $3.8 million in inventories. In comparison, in the three months ended June 30, 2002, we generated $14.2 million of cash from operating activities, due primarily to $10.2 million in net income, depreciation and amortization of $2.9 million, increases of $2.2 million and $1.6 million in accrued liabilities and income taxes payables, respectively, offset in part by increases of $1.6 million and $0.9 million in inventory and accounts receivable, respectively.

INVESTING ACTIVITIES. During the three months ended June 30, 2003 we received $5.0 million from maturities of marketable securities. We incurred capital expenditures of $2.7 million principally for tooling, computers and machinery and equipment. In comparison, during the three months ended June 30, 2002, we received $10.0 million in proceeds from the sale of marketable securities. We incurred capital expenditures of $3.5 million principally for leasehold improvements for facilities renovations and expansions, tooling for new products and computer software costs relating to upgrades for in-house systems.

FINANCING ACTIVITIES. In the three months ended June 30, 2003, we repurchased 122,800 shares of our common stock for $1.8 million and reissued through employee benefit plans 29,705 shares of our treasury stock for $0.5 million. As of June 30, 2003, 142,600 shares remained available for repurchase under our stock repurchase plan. We received $0.8 million in proceeds from the exercise of stock options during the three months ended June 30, 2003. In comparison, during the three months ended June 30, 2002, we repurchased 55,200 shares of our common stock for $1.1 million and reissued through employee benefit plans 26,634 shares of our treasury stock for $0.5 million. As of June 30, 2002, we received $0.5 million in proceeds from the exercise of stock options during the three months ended June 30, 2002.

EFFECT OF EXCHANGE RATE ON NET CHANGES IN CASH AND CASH EQUIVALENTS. During this period, we also recorded $0.6 million in unfavorable currency translation adjustments relating to the recording of the fair value of cash flow hedges of ($1.3) million offset by favorable exchange rate gains of $0.7 million due to strengthening of the Euro and Great British Pound values relative to the U.S. dollar. During the quarter ended June 30, 2002, we recorded $0.9 million in foreign currency translation gains.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2003, we had working capital of $116.1 million, including $73.6 million of cash, cash equivalents and marketable securities, compared to working capital of $103.6 million, including $59.7 million of cash, cash equivalents and marketable securities at March 31, 2003. As of June 30, 2003, we expect to spend an additional $10 million for capital expenditures for the remainder of the fiscal year relating to purchase of tooling, machinery and equipment, furniture and fixtures and building and leasehold improvements.* We expect that any capital expenditure commitments will be funded by cash from operations.*

We have a revolving credit facility with a major bank at $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2005. As of July 25, 2003 we had no cash borrowings under the revolving credit facility and $0.4 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash, cash equivalents and marketable securities balances and cash provided by operations, will be sufficient to fund operations for at least the next twelve months.* However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Certain Forward-Looking Information" and "Risk Factors Affecting Future Operating Results" in this Quarterly Report for factors that could affect our estimates for future financial needs and sources of working capital.

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

Our markets have exhibited cyclical behavior since the fourth quarter of fiscal 2001. Our business is affected by general economic conditions in the U.S. and globally, which have led to reduced demand for a variety of goods and services, including many technology products. While certain economic indicators have recently improved, the overall economic and geopolitical environment continues to be challenging and unpredictable. We remain uncertain about the overall level of demand for our products and, consequently, our level of future profitability. In particular, employment levels have not yet risen and we believe our business is heavily influenced by the level of employment and the percentage of workers unemployed. If these trends are worse or last longer than presently anticipated, we may not achieve the level of sales required to achieve our projected financial results, which could in turn materially adversely affect the market price of our stock.

A substantial portion of our sales come from the contact center market and a further decline in demand in that market could materially adversely affect our results.

We have historically derived, and continue to derive, a substantial portion of our net sales from the contact center market. Although we saw a slight increase in sales in this market in the second half of fiscal year 2003, this market has shown signs of saturation in the past year. There was a general reduction in the level of overall market demand for contact center products, and there may also be a surplus of existing inventory in use at contact centers that will slow future demand for our products. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could continue to decline in response to various factors. For example, consumer resistance to telemarketing, including the recent enactment of legislation enabling consumers to block telemarketing calls could materially adversely affect growth in the contact center market. A continued deterioration in general economic conditions could result in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact currently negatively affecting our business. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products that contact center agents use than would a company serving a broader market. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

New product development is risky, and we will be materially adversely affected if we do not respond to changing customer requirements and new technologies.

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

We are seeing a proliferation of speech-activated and voice interactive software in the market place. We have been re-assessing long-term growth prospects for the contact center market given the growth rate and the advancement of these new voice recognition, based technologies. Businesses that first embraced them to resolve labor shortages at the peak of the last economic up cycle are now increasing spending on these technologies in hopes of reducing total costs. We may experience a decline in our sales to the contact center market if businesses increase their adoption of speech-activated and voice interactive software as an alternative to customer service agents. Should this trend continue, it could cause a net reduction in contact center agents and our revenues to this market segment could decline rather than grow in future years.

We are counting on the office, mobile, computer and residential markets to develop, and we could be materially adversely affected if they do not develop as we expect.

While the contact center market is still a substantial portion of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer and residential markets. These communications headset markets are relatively new and continue to be developed. Moreover, we do not have extensive experience in selling headset products to customers in these markets. If the demand for headsets in these markets fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for our products and on our business, financial condition and results of operations. These headset markets are also subject to general economic conditions and if there is a continued slowing of national or international economic growth, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock.

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
  inability to compete with the pricing pressures in the mobile headset category;
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
  seasonal fluctuations in demand and linearity of sales within the quarter; and
  the impact on the U.S. economy due to the continued presence of US troops in Iraq and geopolitical risk factors in Africa, the Middle East and North Korea.

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

If the overall economy continues to slow further, it could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts that they owe to us. Due to the decline in the economy, the credit risks relating to these resellers/customers have increased. We generally offer our customers certain credit terms, allowing them to pay for products purchased from us between 30 and 60 days or more after we ship the products. Receipt of payment for our products depends on the financial liquidity of those customers. If significant customers, or a significant number of customers, experience liquidity problems, this could affect our ability to collect our accounts receivable, which could materially adversely affect our business, financial condition or results of operations. While we have implemented certain programs to assist us in monitoring and mitigating these risks, there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposures from weakened financial conditions in certain geographic regions and the impact that such conditions may have on the worldwide economy. We have experienced losses due to defaults by our customers on their accounts payable. Although these losses have not been significant, future payment defaults by customers could harm our business and have a material adverse effect on our operating results and financial condition.

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

We anticipate that we will face additional competition from companies that currently do not offer communications headsets. This is particularly true in the office, mobile, computer and residential markets. The mobile businesses of Sony Corporation and Telefonaktiebolaget LM Ericsson in merged in 2001. Since then, the joint venture has announced the launch of several Bluetooth handsfree solutions.

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

We believe that the market for lightweight communications headsets is showing some signs of commoditization. In particular, we believe that our competitors, especially GN Netcom, have chosen to compete more on price than they have historically. While this has long been true of competitors from the Far East, and has been true of GN for the last two years or so, we think the trend remains and that customers are also more receptive to lower cost products, even when the quality, service or total value of the offer may be notably lower as well. In April 2003, GN announced the closing of Hello Direct's headquarters in San Jose, California and the consolidation of that subsidiary into GN's North American headquarters in Nashua, New Hampshire, while moving substantially all of Hello Direct's manufacturing operations to Asia. This move may enable GN to drive their prices down even further.

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

  The introduction of the new Bluetooth headsets presents many significant manufacturing, marketing and other operational risks and uncertainties, including: developing and marketing these wireless headset products; unforeseen delays or difficulties in introducing and achieving volume production of such products; our dependence on third parties to supply key components, many of which have long lead times; and our ability to forecast demand and customer return rates accurately for this new product category for which relevant data is incomplete or not available. We have longer lead times with certain suppliers than commitments from some of our customers. In particular, a major customer only provides us with a 45 day commitment while we commit to over $3 million of inventory purchases beyond this time period. As this inventory is unique to this customer and we have no alternative means of selling any finished products, this could potentially result in significant write-downs of excess inventories.

Any of the foregoing problems could materially adversely affect our business, financial condition and results of operations.

We expect to make future acquisitions and acquisitions involve material risks.

On January 2, 2002, we acquired Ameriphone, a manufacturer of specialty products for the hearing impaired community. We may in the future acquire other companies. There are inherent risks in the acquisition of another company that could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with acquisitions include:

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

Mergers and acquisitions, particularly those of high-technology companies, are inherently risky, and no assurance can be given that the Ameriphone acquisition, or future acquisitions, will be successful and will not materially adversely affect our business, operating results or financial condition. We must also manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

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

  Due to the lead times required to obtain certain raw materials, subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, subassemblies, components and products. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs. Failure in the future to match the timing of purchases of raw materials, subassemblies, components and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affecting our business, financial condition and results of operations.

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

As a result of the growth of our mobile headset business, our customer mix is changing and certain OEMs and wireless carriers are becoming significant. This greater reliance on certain large customers could increase the volatility of our revenues and earnings.

Our distribution channels generally hold inventories of our products, determined in their own business judgment to be sufficient to meet their customer's delivery requirements. Such inventory levels are subject to market conditions, business judgment by the reseller and our ability to meet their time-to-ship needs. Rapid reductions by our distributors, OEMs, retailers and other customers in the levels of inventories held in our products could materially adversely affect our business, financial condition or results of operations. We are also exposed to long lead term commitments with certain suppliers for a key component while such exposure is not similarly passed through to our customers. We may be at risk for these components if our customer reject or cancel orders unexpectedly or with inadequate notice.

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

During our first quarter of fiscal 2004, approximately 30% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

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

We administer programs designed to reduce our foreign currency net asset exposure and our economic exposure, and were successful during the quarters ended June 30, 2002 and 2003, in reducing transaction and economic gains and losses that are accounted for in other income/expense, and revenues, respectively. However, there can be no assurance that our hedging policy will be effective in continuing to reduce transaction and/or economic gains and losses. There can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations.

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

The events of September 11th, 2001 and its aftermath contributed to a slowing in the economy. We believe that one direct impact of the attacks is the reduction of contact center agents in the travel and leisure industries. We are indirectly affected by the continuing concern on future terrorist attacks on U.S. soil. We are unable to estimate the impact these threats and their consequences have on our business, however, we expect that as these events adversely affect the global economy in general, our financial condition, our operations and our prospects will be similarly adversely affected.

We have intellectual property rights that could be infringed by others and we are potentially at risk of infringement of the intellectual property rights of others.

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers worldwide. We currently hold 77 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones. We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but that research in this area is incomplete. We have tested our headsets through independent laboratories and have found that use of our headsets reduces radio frequency emissions at the user's head to virtually zero. However, if research was to establish a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for our mobile phones, which reduces demands for headset products.

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

As of July 25, 2003, we had 43,848,932 shares of common stock outstanding. These shares are freely tradable except for approximately 6,970,099 shares held by affiliates of Plantronics. These approximately 6,970,099 shares may be sold in reliance on Rule 144 under the Securities Act, or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

Approximately 10,609,067 additional shares are subject to outstanding stock options as of July 25, 2003. The issuance of these shares upon exercise of stock options has been registered. Accordingly, to the extent that these shares vest and are issued in the future, they may be freely resold by stockholders who are not our affiliates. Our affiliates may resell these shares to the extent permitted by Rule 144 under the Securities Act.

Our stock is not heavily traded. The average daily trading volume of our stock in the first quarter of fiscal 2004 was 314,217 shares per day with a median volume in that period of 283,600 shares per day. Sales of a substantial number of shares of our common stock in the public market by any of our officers, directors or other stockholders could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

Our board of directors adopted a stockholders right plan in 2002, pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of April 12, 2002. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition.

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

INTEREST RATE RISK

At June 30, 2003, we had cash and cash equivalents totaling $73.6 million, compared to $54.7 million at March 31, 2003. At June 30, 2003, we had no marketable securities compared to $5.0 million at March 31, 2003. Cash equivalents have an original maturity of ninety days or less; marketable securities have an original maturity of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as the majority of our cash and marketable securities were invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our investments at June 30, 2003, was less than three months. The taxable equivalent interest rates locked in on those investments ranged from 1.5% to 1.9%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

Our $75 million revolving credit facility and letter of credit subfacility both expire on July 31, 2005. As of July 25, 2003, we had no cash borrowings under the revolving credit facility and $0.4 million outstanding under the letter of credit subfacility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the first three months of fiscal 2004, approximately 30% of our net sales were derived from customers outside the United States, with approximately 12.4% of total revenues denominated in foreign currencies, predominately the Euro and the Great British Pound. In fiscal 2002, we implemented a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we began to hedge our European transaction exposure, hedging both our Euro and Great British Pound positions. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

As of June 30, 2003, we had foreign currency exchange contracts of approximately $3.1 million denominated in the Euro as a hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts and nonfunctional currency-denominated receivables and payables. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a loss of $0.7 million or a gain of $0.6 million.

The table below presents the impact on our foreign transactions of a 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated currencies.

June 30, 2003
(in millions)                                 Net
                                           Underlying     Net           FX           FX
                                             Foreign     Exposed    Gain (Loss)  Gain (Loss)
                              USD Value     Currency   Long (Short)  From 10%     From 10%
                              of Net FX   Transaction   Currency    Appreciation Depreciation
Currency - forward contracts  Contracts     Exposures    Position      of USD       of USD
---------------------------- -----------  -----------  -----------  -----------  -----------
Euro........................ $       3.1  $       6.2  $       3.1  $      (0.7) $       0.6
Great British Pound.........          --           --           --           --           --
                             -----------  -----------  -----------  -----------  -----------
Net position                 $       3.1  $       6.2  $       3.1  $      (0.7) $       0.6
                             ===========  ===========  ===========  ===========  ===========

As of June 30, 2003, we had foreign currency call option contracts of approximately €16.7 million and £6.5 million denominated in Euros and Great British Pounds, respectively. As of June 30, 2003, we also had foreign currency put option contracts of approximately €16.7 million and £6.5 million denominated in Euros and Great British Pounds, respectively. Collectively our option contracts hedge against a portion of our forecasted foreign denominated sales. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency option contracts. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a gain of $2.8 million or a loss of $2.9 million.

The table below presents the impact on our foreign transactions of a 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

June 30, 2003
(in millions)
                                             FX           FX
                                          Gain (Loss)  Gain (Loss)
                              USD Value    From 10%     From 10%
                              of Net FX  Appreciation Depreciation
Currency - option contracts   Contract      of USD       of USD
---------------------------- -----------  -----------  -----------
Call options............... $     (28.7) $       1.4  $      (2.7)
Put options................        28.2          1.4         (0.2)
                             -----------  -----------  -----------
                            $      (0.5) $       2.8  $      (2.9)
                             ===========  ===========  ===========

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The 2003 Annual Meeting of Stockholders of Plantronics, Inc. (the "Company") was held at 345 Encinal Street, Santa Cruz, California on June 27, 2003 (the "Annual Meeting").

  At the Annual Meeting, the following six individuals were elected to the Company's Board of Directors.

Nominee	Votes Cast For	Withheld or Against
Patti Hart	32,308,491	7,625,050
Ken Kannappan	39,094,827	838,714
Trude C. Taylor	32,235,511	7,698,030
Marvin Tseu	39,102,007	831,534
David A. Wegmann	32,253,467	7,680,074
Roger Wery	32,398,283	7,535,258

  The following additional proposals were considered at the Annual Meeting and were approved by the vote of the Stockholders, in accordance with the tabulation shown below.

(1) Proposal to ratify and approve the increase of 100,000 shares issuable under the 2002 Employee Stock Purchase Plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote
38,799,785	1,101,225	32,531	-0-

(2) Proposal to approve the adoption of the 2003 Stock Plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote
21,892,114	18,005,187	36,240	-0-

(3) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the fiscal year ending March 31, 2004.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote
31,894,738	8,009,375	29,428	-0-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

On April 22, 2003, the Company filed a Current Report on Form 8-K announcing the Company's financial results for the year ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Exchange Act, Plantronics has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.
(Registrant)

By:	/s/ Barbara V. Scherer
Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

Date: August 12, 2003

Certification under Section 302 of the Sarbanes-Oxley Act of 2002

I, S. Kenneth Kannappan, certify that:

  I have reviewed this quarterly report on Form 10-Q of Plantronics, Inc.;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003

/s/ S. Kenneth Kannappan
S. Kenneth Kannappan
President and Chief Executive Officer

I, Barbara V. Scherer, certify that:

  I have reviewed this quarterly report on Form 10-Q of Plantronics, Inc.;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003

/s/ Barbara V. Scherer
Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description of Document
99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.