Form 10-Q
period 2003-09-30
PLANTRONICS INC /CA/
filed 2003-11-07
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of Plantronics' common stock as of October 24, 2003 was 44,421,485.

Plantronics, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                            March 31,   September 30,
                                                              2003          2003
                                                          ------------  ------------
ASSETS
Current assets:
     Cash, cash equivalents and marketable securities .. $     59,725  $     92,105
     Accounts receivable, net ..........................       50,503        52,033
     Inventory, net ....................................       33,758        37,764
     Deferred income taxes .............................        6,357         6,357
     Other current assets ..............................        2,674         2,536
                                                          ------------  ------------
         Total current assets ..........................      153,017       190,795
Property, plant and equipment, net .....................       36,957        35,815
Intangibles, net .......................................        3,682         3,355
Goodwill, net ..........................................        9,386         9,386
Other assets, net ......................................        2,167         2,617
                                                          ------------  ------------
        Total assets ................................... $    205,209  $    241,968
                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................. $     13,596  $     18,243
     Accrued liabilities ...............................       27,235        32,540
     Income taxes payable ..............................        8,581         2,752
                                                          ------------  ------------
         Total current liabilities .....................       49,412        53,535
Deferred tax liability .................................        8,867         8,867
                                                          ------------  ------------
        Total liabilities ..............................       58,279        62,402
                                                          ------------  ------------
Stockholders' equity:
     Preferred stock, $0.01 par value per share; 1,000
       shares authorized, no shares outstanding.........           --            --
     Common stock, $0.01 par value per share; 100,000
       shares authorized, 59,728 and 60,409 shares
       outstanding at March 31, 2003 and September 30,
       2003, respectively...............................          597           604
     Additional paid-in capital ........................      158,160       169,031
     Accumulated other comprehensive income (loss)......          209          (552)
     Retained earnings .................................      285,350       309,064
                                                          ------------  ------------
                                                              444,316       478,147
     Less: Treasury stock (common: 16,090 and 16,104
       shares at March 31, 2003 and September 30, 2003,
       respectively) at cost ...........................     (297,386)     (298,581)
                                                          ------------  ------------
         Total stockholders' equity ....................      146,930       179,566
                                                          ------------  ------------
         Total liabilities and stockholders' equity .... $    205,209  $    241,968
                                                          ============  ============

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                      Three Months Ended    Six Months Ended
                                                         September 30,        September 30,
                                                    --------------------  --------------------
                                                       2002       2003       2002       2003
                                                    ---------  ---------  ---------  ---------
Net sales ........................................ $  82,370  $  95,117  $ 162,638  $ 187,903
Cost of sales ....................................    40,735     46,351     79,545     93,670
                                                    ---------  ---------  ---------  ---------
    Gross profit .................................    41,635     48,766     83,093     94,233
                                                    ---------  ---------  ---------  ---------
Operating expenses:
    Research, development and engineering ........     8,164      8,247     16,414     16,852
    Selling, general and administrative ..........    19,763     22,984     39,369     44,137
                                                    ---------  ---------  ---------  ---------
         Total operating expenses ................    27,927     31,231     55,783     60,989
                                                    ---------  ---------  ---------  ---------
Operating income .................................    13,708     17,535     27,310     33,244
Interest and other income, net ...................       272        141      1,205        633
                                                    ---------  ---------  ---------  ---------
Income before income taxes .......................    13,980     17,676     28,515     33,877
Income tax expense ...............................     2,450      5,303      6,811     10,163
                                                    ---------  ---------  ---------  ---------
Net income ....................................... $  11,530  $  12,373  $  21,704  $  23,714
                                                    =========  =========  =========  =========

Basic earnings per common share (Note 5) ......... $    0.25  $    0.28  $    0.47  $    0.54
                                                    =========  =========  =========  =========

Shares used in basic per share calculations.......    45,773     44,052     45,828     43,861
                                                    =========  =========  =========  =========

Diluted earnings per common share (Note 5) ....... $    0.24  $    0.27  $    0.46  $    0.52
                                                    =========  =========  =========  =========

Shares used in diluted per share calculations.....    47,298     46,372     47,522     45,672
                                                    =========  =========  =========  =========

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                    Six Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                     2002        2003
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................... $   21,704  $   23,714
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization ......................      5,572       6,350
           Deferred income taxes ..............................        (55)         --
           Income tax benefit associated with stock options ...        725       3,087
           Loss on disposal of fixed assets ...................         14          12
      Changes in assets and liabilities:
           Accounts receivable, net ...........................     (7,465)     (1,530)
           Inventory, net .....................................        444      (4,006)
           Other current assets ...............................       (475)        138
           Other assets .......................................        302          51
           Accounts payable ...................................       (241)      4,647
           Accrued liabilities ................................        392       5,305
           Income taxes payable ...............................     (1,070)     (5,829)
                                                                 ----------  ----------
Cash provided by operating activities .........................     19,847      31,939
                                                                 ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of marketable securities .......     10,000       5,020
      Purchase of marketable securities .......................    (13,020)         --
      Purchase of equity investment............................         --        (450)
      Capital expenditures ....................................     (6,631)     (4,946)
                                                                 ----------  ----------
Cash (used in) investing activities ...........................     (9,651)       (376)
                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock ..............................     (9,571)     (1,833)
      Proceeds from sale of treasury stock ....................        812       1,564
      Proceeds from exercise of stock options .................        771       6,868
                                                                 ----------  ----------
Cash (used in) provided by financing activities ...............     (7,988)      6,599

Effect of exchange rate changes on cash and cash equivalents...      1,033        (761)
                                                                 ----------  ----------
Net increase in cash and cash equivalents .....................      3,241      37,401
Cash and cash equivalents at beginning of period ..............     43,048      54,704
                                                                 ----------  ----------
Cash and cash equivalents at end of period .................... $   46,289  $   92,105
                                                                 ==========  ==========
Supplemental disclosures of cash flow information:
   Cash paid for:
           Interest ........................................... $       67  $       65
           Income taxes ....................................... $    7,418  $   12,932

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," "we," or "our") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended March 31, 2003. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period balances have been reclassified to conform to the current period presentation. The interim financial statements should be read in connection with the financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

2. PERIODS PRESENTED

Our fiscal year-end is the Saturday closest to March 31 and the second fiscal quarter-end is the last Saturday in September. For purposes of presentation, we have indicated our accounting year ending on March 31, and our interim quarterly periods ending on the applicable month-end. Our fiscal quarters ended September 30, 2002, and September 30, 2003, each consisted of thirteen weeks.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                             March 31,  September 30,
                                                               2003         2003
                                                           ------------ ------------

Cash, cash equivalents and marketable securities:
    Cash and cash equivalents ........................... $     54,704  $     92,105
    Marketable securities ...............................        5,021            --
                                                           ------------  ------------
                                                          $     59,725  $     92,105
                                                           ============  ============

Accounts receivable, net:
    Accounts receivable from customers .................. $     65,931  $     66,717
    Less: sales returns, promotions and rebates .........      (12,067)      (11,043)
    Less: allowance for doubtful accounts ...............       (3,361)       (3,641)
                                                           ------------  ------------
                                                          $     50,503  $     52,033
                                                           ============  ============

Inventory, net:
    Finished goods ...................................... $     22,664  $     23,701
    Work in process .....................................        1,229         1,681
    Purchased parts .....................................       18,273        21,901
    Less: provision for excess and obsolete inventory ...       (8,408)       (9,519)
                                                           ------------  ------------
                                                          $     33,758  $     37,764
                                                           ============  ============

                                                            March 31,   September 30,
                                                               2003         2003
                                                           ------------ ------------

Property, plant and equipment, net:
    Land ................................................ $      4,693  $      4,693
    Buildings and improvements (useful lives: 7-30 years)       19,189        20,564
    Machinery and equipment (useful lives: 2-10 years) ..       61,496        64,885
                                                           ------------  ------------
                                                                85,378        90,142
    Less: accumulated depreciation ......................      (48,421)      (54,327)
                                                           ------------  ------------
                                                          $     36,957  $     35,815
                                                           ============  ============

Accrued liabilities:
    Employee benefits ................................... $     12,283  $     12,086
    Accrued advertising and sales and marketing .........        2,150         4,285
    Warranty accrual ....................................        5,905         6,590
    Accrued other .......................................        6,897         9,579
                                                           ------------  ------------
                                                          $     27,235  $     32,540
                                                           ============  ============

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

Plantronics has entered into foreign currency forward contracts, which typically mature in one month, to hedge a portion of our exposure to foreign currency fluctuations in forecasted foreign currency-denominated receivables, payables and cash balances. We record on the balance sheet at each reporting period the fair value of our forward contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, as other income (expense), offsetting transaction gains and losses on the related assets and liabilities. Plantronics does not enter into foreign currency forward contracts for trading purposes.

As of September 30, 2003, we had foreign currency forward contracts of approximately $4.4 million denominated in the Euro as a hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The following table summarizes our net currency position, and approximate U.S. dollar equivalent (in thousands), at September 30, 2003:

                              Local            USD
                                Currency       Equivalent   Position    Maturity
                           -----------------  ------------ ----------- -----------
Forward Contracts
EUR                     €             3,829  $      4,400     Sell       1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in neither a net gain nor loss for the fiscal quarter ended September 30, 2003, compared to a net loss of approximately $35,000 in the quarter ended September 30, 2002, which is included in interest and other income in the results of operations

Plantronics periodically hedges foreign currency forecasted transactions related to sales with currency options. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of related gains or losses are recorded in the income statement immediately. On a monthly basis, Plantronics enters into option contracts with a one-year term. Plantronics does not purchase options for trading purposes. As of September 30, 2003, we had foreign currency call option contracts of approximately €22.8 million and £8.7 million denominated in Euros and Great British Pounds, respectively. As of September 30, 2003, we also had foreign currency put option contracts of approximately €22.8 million and £8.7 million denominated in Euros and Great British Pounds, respectively. Collectively our option contracts hedge a portion of our forecasted foreign denominated sales. The following table summarizes option positions at September 30, 2003 (in thousands):

                                      Balance Sheet            Income Statement
                                -------------------------  ------------ -----------
                                 As of September 30, 2003      September 30, 2003
                                   Accumulated Other       Three Months  Six Months
                                     Comprehensive             Ended       Ended
                                     Income/(Loss)           Net Sales   Net Sales
                                -------------------------  ------------ -----------
Realized loss on closed
   transactions............... $                      --          (326)       (510)
Recognized but unrealized
   loss on open transactions..                    (1,617)           --          --
                                -------------------------  ------------ -----------
                                                  (1,617)         (326)       (510)
                                =========================  ============ ===========

Foreign currency transactions related to hedging activities on option contracts resulted in a net reduction to revenue of $0.3 million and $0.5 million for the three and six months ended September 30, 2003, respectively. There were no such option contracts in place for the three and six months ended September 30, 2002.

5. COMPUTATION OF EARNINGS PER COMMON SHARE

Basic Earnings Per Share ("EPS") is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the exercise of stock options. The rise in Plantronics' overall common stock value during the quarter ended September 30, 2003 contributed to the increased number of dilutive potential common shares included in the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2002 and 2003 (in thousands, except earnings per share):

                                                      Three Months Ended    Six Months Ended
                                                         September 30,         September 30,
                                                    --------------------  --------------------
                                                       2002       2003       2002       2003
                                                    ---------  ---------  ---------  ---------
Net income........................................ $  11,530  $  12,373  $  21,704  $  23,714

Weighted average shares outstanding:

Weighted average shares - basic...................    45,773     44,052     45,828     43,861
Effect of dilutive securities - employee
   stock options..................................     1,525      2,320      1,694      1,811
                                                    ---------  ---------  ---------  ---------
Weighted average shares - diluted.................    47,298     46,372     47,522     45,672
                                                    =========  =========  =========  =========

Earnings per common share-basic................... $    0.25  $    0.28  $    0.47  $    0.54
Earnings per common share-diluted................. $    0.24  $    0.27       0.46  $    0.52

Dilutive potential common shares consist of employee stock options. Outstanding stock options to purchase approximately 5.5 million and 2.1 million shares of Plantronics' stock at September 30, 2002 and September 30, 2003, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive and out of the money.

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

All options in the quarters ended September 30, 2002 and 2003 were granted at an exercise price equal to the market value of Plantronics' Common Stock at the date of grant. The following table sets forth net income and earnings per share amounts that would have been reported as if Plantronics had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and six months ended September 30, 2002 and 2003 (in thousands, except earnings per share):

                                                      Three Months Ended    Six Months Ended
                                                         September 30,         September 30,
                                                    --------------------  --------------------
                                                       2002       2003       2002       2003
                                                    ---------  ---------  ---------  ---------
Net income - as reported.......................... $  11,530  $  12,373     21,704  $  23,714
Less stock based employee compensation determined
   under fair value based method, net of tax .....    (3,507)    (3,193)    (6,720)    (6,633)
                                                    ---------  ---------  ---------  ---------
Net income - pro forma............................     8,023      9,180     14,984     17,081
                                                    =========  =========  =========  =========
Earnings per common share:
Basic net income per share - as reported.......... $    0.25  $    0.28       0.47  $    0.54
Basic net income per share  - pro forma........... $    0.18  $    0.21       0.33  $    0.39
Diluted net income per share  - as reported....... $    0.24  $    0.27       0.46  $    0.52
Diluted net income per share - proforma........... $    0.17  $    0.20       0.32  $    0.37

The fair value of options at the date of grant was estimated using the Black-Scholes model. The following assumptions were used and weighted-average fair values resulted:

                                                                                  Employee Stock       Employee Stock
                                     Stock Option Plans    Stock Option Plans      Purchase Plan        Purchase Plan
                                     Three Months Ended    Six Months Ended      Three Months Ended    Six Months Ended
                                        September 30,        September 30,         September 30,        September 30,
                                      2002        2003     2002        2003      2002        2003      2002       2003
                                     ------      ------   ------      ------    ------      ------    ------     ------

Expected dividend yield...........     0.0%       0.0%      0.0%       0.0%       0.0%        0.0%     0.0%       0.0%
Expected life (in years)..........     6.0        6.0       6.0        6.0        0.5         0.5      0.5        0.5
Expected volatility...............    59.4%      55.6%     59.4%      55.7%      46.2%       31.7%    46.2%      31.7%
Risk-free interest rate...........     3.4%       3.3%      3.4%       3.2%       1.2%        1.0%     1.2%       1.0%

Weighted-average fair value....... $   9.72    $ 14.38   $  9.72    $ 14.29   $   3.02      $ 2.58   $ 3.02     $ 2.58

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

Changes in warranty obligation, which is included as a component of "Accrued liabilities" on the condensed consolidated balance sheets, during the three and six months ended September 30, 2003, are as follows (in thousands):

Warranty liability at March 31, 2003............................... $   5,905
Warranty provision relating to product shipped during the quarter..     2,647
Deductions for warranty claims processed...........................    (2,229)
                                                                     ---------
Warranty liability at June 30, 2003................................     6,323
                                                                     =========
Warranty provision relating to product shipped during the quarter..     2,231
Deductions for warranty claims processed...........................    (1,964)
                                                                     ---------
Warranty liability at September 30, 2003........................... $   6,590
                                                                     =========

8. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                             Three Months Ended     Six Months Ended
                                                                September 30,         September 30,
                                                            --------------------  --------------------
                                                              2002       2003       2002       2003
                                                            ---------  ---------  ---------  ---------
Net income................................................ $  11,530  $  12,373  $  21,704  $  23,714

  Unrealized (loss) on hedges, for the three and six
    months ended September 30, 2002 and 2003, net of tax
    of $0 and ($95), $0 and ($485), respectively..........        --       (222)        --     (1,132)

  Foreign currency translation, for the three and
    months ended September 30, 2002 and 2003, net of tax
    of $44 and $34, $310 and $256 , respectively .........       103         79        723        597
                                                            ---------  ---------  ---------  ---------
Other comprehensive income................................ $  11,633  $  12,230  $  22,427  $  23,179
                                                            =========  =========  =========  =========

The decrease in the components of foreign currency translation adjustment in the current quarter was primarily due to unfavorable fair value adjustments related to cash flow hedges of $0.3 million offset by favorable increases in exchange rates of $0.1 million. The increase in the year ago quarter was solely due to favorable exchange rates. During the three months ended September 30, 2003, the exchange rate for the Euro and the Great British Pound relative to the U.S. dollar increased 1% and 1%, respectively. For the six months ended September 30, 2003, the exchange rate for the Euro and Great British Pound relative to the U.S. dollar increased 7% and 5%, respectively. Also, there was a strengthening of foreign currencies in countries where the local currency is the functional currency of the entity, further accounting for the increase.

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

PRODUCTS AND SERVICES. We organize our operations to focus on three principal markets: office and contact center products, mobile and computer products, and other specialty products. The following table presents net revenue by market (in thousands):

                                                      Three Months Ended    Six Months Ended
                                                         September 30,         September 30,
                                                    --------------------  --------------------
                                                       2002       2003       2002       2003
                                                    ---------  ---------  ---------  ---------
Net revenues from unaffiliated customers:
   Office and contact center...................... $  59,742  $  64,192  $ 121,310  $ 126,272
   Mobile and computer............................    16,208     24,049     28,938     48,030
   Other specialty products.......................     6,420      6,876     12,390     13,601
                                                    ---------  ---------  ---------  ---------
                                                   $  82,370  $  95,117  $ 162,638  $ 187,903
                                                    =========  =========  =========  =========

MAJOR CUSTOMERS. No customer accounted for 10% or more of total revenue for the three and six months ended September 30, 2002 and 2003, nor did any customer account for 10% or more of accounts receivable from consolidated sales at the end of such periods.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area (in thousands) but may not actually reflect end-user markets:

                                                       Three Months Ended         Six Months Ended
                                                          September 30,             September 30,
                                                    ------------------------  -----------------------
                                                        2002         2003         2002        2003
                                                    -----------  -----------  ----------  -----------
Net revenues from unaffiliated customers:

   United States.................................. $    57,426  $    64,929  $  113,040  $   129,853

     Europe, Middle East and Africa...............      17,934       21,826      34,435       41,009
     Asia Pacific and Latin America...............       4,734        6,010       9,587       11,405
     Other International..........................       2,276        2,352       5,576        5,636
                                                    -----------  -----------  ----------  -----------
   Total International............................      24,944       30,188      49,598       58,050
                                                    -----------  -----------  ----------  -----------
                                                   $    82,370  $    95,117  $  162,638  $   187,903
                                                    ===========  ===========  ==========  ===========

                                                      March 31, September 30,
                                                       2003         2003
                                                    -----------  -----------
Long-lived assets:
   United States.................................. $    23,907  $    23,861
   International..................................      13,050       11,954
                                                    -----------  -----------
                                                   $    36,957  $    35,815
                                                    ===========  ===========

10. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 were effective for Plantronics beginning in the second quarter of fiscal 2004. The adoption of this standard did not have a material impact on our financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We believe that the adoption of FIN 46 will not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after September 30, 2003 and is not expected to have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

11. INTANGIBLES

Aggregate amortization expense on intangibles for the three and six months ended September 30, 2002 was $0.2 million and $0.5 million, respectively. For the three and six months ended September 30, 2003, aggregate amortization expense was $0.2 million and $0.4 million, respectively. The following table presents information on acquired intangible assets (in thousands):

                                           March 31, 2003                September 30, 2003
                                    -----------------------------  -----------------------------
                                    Gross Carrying  Accumulated    Gross Carrying  Accumulated
                                       Amount       Amortization       Amount      Amortization
                                    --------------  -------------  --------------  -------------
Intangible assets
Technology........................ $         2,460 $        (817) $       2,460   $        (960)
State contracts...................           1,300          (232)         1,300            (325)
Patents...........................             700          (125)           700            (175)
Trademarks........................             300           (54)           300             (75)
Non-compete agreements............             200           (50)           200             (70)
                                    --------------  -------------  -------------  --------------
Total............................. $         4,960 $      (1,278) $       4,960  $       (1,605)
                                    ==============  =============  =============  ==============

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

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales:

                                                      Three Months Ended    Six Months Ended
                                                         September 30,         September 30,
                                                    --------------------  --------------------
                                                       2002       2003       2002       2003
                                                    ---------  ---------  ---------  ---------
Net sales ........................................     100.0%    100.0%    100.0%    100.0%
Cost of sales ....................................      49.5       48.7       48.9       49.9
                                                    ---------  ---------  ---------  ---------
    Gross profit .................................      50.5       51.3       51.1       50.1
                                                    ---------  ---------  ---------  ---------
Operating expenses:
    Research, development and engineering ........       9.9        8.7       10.1        9.0
    Selling, general and administrative ..........      24.0       24.2       24.2       23.4
                                                    ---------  ---------  ---------  ---------
         Total operating expenses ................      33.9       32.9       34.3       32.4
                                                    ---------  ---------  ---------  ---------
Operating income .................................      16.6       18.4       16.8       17.7
Interest and other income, net ...................       0.4        0.1        0.7        0.3
                                                    ---------  ---------  ---------  ---------
Income before income taxes .......................      17.0       18.5       17.5       18.0
Income tax expense ...............................       3.0        5.5        4.2        5.4
                                                    ---------  ---------  ---------  ---------
Net income .......................................      14.0%     13.0%     13.3%     12.6%
                                                    =========  =========  =========  =========

NET SALES. Net sales for the quarter ended September 30, 2003, increased by 15.5% to $95.1 million, compared to $82.4 million for the quarter ended September 30, 2002. Net sales for the six months ended September 30, 2003 were $187.9 million compared to $162.6 million for the six months ended September 30, 2002, an increase of 15.5%. For the quarter ended September 30, 2003, compared to the same period in the prior year, net sales in all product groups grew with the largest increase coming from new headsets for mobile phones. Net sales in this product group were up 56% in comparison to the year-ago quarter. The launch of the M3000, a wireless Bluetooth headset with 8-hour average talk time, and continued growth in demand for the MX150, were the key drivers of the mobile products growth versus a year ago. Our Office and Contact Center products business grew 7% versus the year ago quarter. This growth was primarily international and was fueled by the successful introduction of the CS60, a wireless headset for DECT-based office phones.

For the six month period, net sales increased domestically by 14.9% and internationally by 17.0%, with the increase in international sales in the European, Asia Pacific and Latin American regions, driven by increased unit sales of new office and contact center products, headsets sales for computers and favorable currency exchange rates. Domestic sales for the first six months of fiscal 2004 also increased due to strong sales of new headsets for mobile and computer products and sales of our Walker and Ameriphone products for the hearing impaired.

Overall, we remain cautiously optimistic regarding sales growth, based primarily on the strength of demand for new products.* While our net sales have grown over the last quarter, it is not clear the market is growing and that we can sustain our current level of growth. In addition, macro-economic factors remain uncertain and the sales growth in Europe was favorably affected by exchange rates on the Euro and Great British Pound relative to the U.S. Dollar.

GROSS PROFIT. Gross profit for the quarter ended September 30, 2003, increased by 17.1% to $48.8 million (51.3% of net sales), compared to $41.6 million (50.5% of net sales) for the quarter ended September 30, 2002. Gross profit for the six months ended September 30, 2003 increased to $94.2 million (50.1% of net sales) from $83.1 million (51.1% of net sales) for the comparable period of fiscal 2003. As a percent of revenue, gross margins increased by 0.8 percentage points compared to the year ago quarter, due to favorable product mix, favorable foreign exchange rates and continued cost reductions, partially offset by increased provisions for excess and obsolete inventory.

Gross profit for the first six months of fiscal 2004 decreased as a percent of revenue by 1 percentage point compared to the first six months of fiscal 2003 due to product mix, with higher sales of lower margin mobile and computer products in the current fiscal year.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended September 30, 2003, were flat at $8.2 million (8.7% of net sales), compared to $8.2 million (9.9% of net sales) for the quarter ended September 30, 2002, reflecting improved efficiencies in our research and development efforts with process improvements contributing to better ratios of expense to revenue.

Research, development and engineering expenses for the first six months of fiscal 2004 increased by 2.7% to $16.9 million (9.0% of net sales) compared to $16.4 million (10.1% of net sales) in the first six months of fiscal 2003. The increase in absolute dollars was anticipated, as well as the reduction as a percent of revenues, as we continue to expend R&D dollars in Europe where exchange rates are driving costs up, but also continue to make process improvements.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 2003, increased 16.3% to $23.0 million (24.2% of net sales), compared to $19.8 million (24.0% of net sales) for the quarter ended September 30, 2002. Compared to the year ago quarter, costs were higher in part, as a result of exchange rates. In addition, we had significant marketing spending domestically for planned marketing programs including test advertising, PR campaigns and catalog expenses, and in Europe, to support recently passed U.K. hands-free legislation. We have also increased our overall level of marketing programs related to new product launches and intend to increase those further throughout our fiscal year 2004.*

Selling, general and administrative expenses for the first six months of fiscal 2004 increased 12.1% to $44.1 million, compared to $39.4 million in the first six months of fiscal 2003, also driven by foreign exchange rates and the increased level of spending to support new product launches.

OPERATING INCOME. Operating income for the quarter ended September 30, 2003, increased by 27.9% to $17.5 million (18.4% of net sales), compared to $13.7 million (16.6% of net sales) for the quarter ended September 30, 2002. The increase in absolute dollars was driven primarily by the increase in revenues and gross margins.

Operating income for the first six months of fiscal 2004 increased by 21.7% to $33.2 million compared to $27.3 million in the first six month of fiscal 2003 driven by higher revenues and lower operating expenses as a percent of revenues.

INTEREST AND OTHER INCOME, NET. Interest and other income for the quarter ended September 30, 2003, was $0.1 million compared to $0.3 million for the quarter ended September 30, 2002, representing a decrease of 48.2%. Compared to the year ago-quarter, interest income decreased commensurate with lower prevailing interest rates. Foreign exchange gains were down only slightly compared to the year ago quarter.

Interest and other income for the first six months of fiscal 2004 was $0.6 million compared to $1.2 million in the first six months of fiscal 2003. Interest and other income also decreased during the first six months of fiscal 2004, in part due to an insurance refund received in fiscal 2003.

INCOME TAX EXPENSE. Income tax expense for the quarter ended September 30, 2003 was $5.3 million compared to $2.5 million for the quarter ended September 30, 2002 and represented tax rates of 30.0% compared the prior year's unusually low rate of 17.5% reflecting a release of tax reserves for expiration of a statute of limitations that year.

Income tax expense for the first six months of fiscal 2004 was $10.2 million or 30% of net income before taxes compared to $6.8 million or 23.9% of net income before taxes, in the first six months of fiscal 2003 reflecting the same release of reserves.

Financial Condition:

OPERATING ACTIVITIES. During the six months ended September 30, 2003, we generated $31.9 million in cash from operating activities, primarily from $23.7 million in net income, increases in accounts payable and accrued liabilities aggregating $10.0 million, depreciation and amortization of $6.4 million, and an income tax benefit from stock option exercises of $3.1 million, offset by a decrease in taxes payable of $5.8 million, an increase in inventory of $4.0 million and an increase in accounts receivable of $1.5 million. In comparison, in the six months ended September 30, 2002, we generated $19.8 million in operating activities, primarily from $21.7 million in net income.

INVESTING ACTIVITIES. During the six months ended September 30, 2003 we received $5.0 million from maturities of marketable securities. We incurred capital expenditures of $4.9 million principally for building and leasehold improvements, machinery and equipment, andtooling and computers. In comparison, during the six months ended September 30, 2002, we received $10 million in proceeds from the sale of marketable securities and purchased $13.0 million in marketable securities. We incurred capital expenditures of $6.6 million principally for building and leasehold improvements, tooling, and machinery and equipment..

FINANCING ACTIVITIES. In the six months ended September 30, 2003, we repurchased 122,800 shares of our common stock for $1.8 million and reissued through employee benefit plans 108,088 shares of our treasury stock for $1.6 million. As of September 30, 2003, 142,600 shares remained available for repurchase under our stock repurchase plan. We received $6.9 million in proceeds from the exercise of stock options during the six months ended September 30, 2003. In comparison, during the six months ended September 30, 2002, we repurchased 526,200 shares of our common stock for $9.6 million and reissued through employee benefit plans 43,118 shares of our treasury stock for $0.8 million. We received $0.8 million in proceeds from the exercise of stock options during the six months ended September 30, 2002.

EFFECT OF EXCHANGE RATE ON NET CHANGES IN CASH AND CASH EQUIVALENTS. During the six month ended September 30, 2003, we recorded ($0.8) million in unfavorable currency translation adjustments relating to the recording of the fair value of cash flow hedges of ($1.6) million offset by favorable exchange rate gains of $0.8 million due to strengthening of the Euro and Great British Pound values relative to the U.S. dollar. During the six months ended September 30, 2002, we recorded $1.0 million in favorable currency translation adjustments related to foreign currency translation gains.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2003, we had working capital of $137.3 million, including $92.1 million of cash, cash equivalents and marketable securities, compared to working capital of $103.6 million, including $59.7 million of cash, cash equivalents and marketable securities at March 31, 2003. As of September 30, 2003, we expect to spend an additional $13 million for capital expenditures for the remainder of the fiscal year relating to purchase of tooling, machinery and equipment, furniture and fixtures and building and leasehold improvements.* Of the $13 million mentioned above, we expect to spend approximately $5 million to purchase buildings for our UK subsidiary. We expect that any capital expenditure commitments will be funded by cash from operations.*

We have a revolving credit facility with a major bank for $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2005. As of October 24, 2003 we had no cash borrowings under the revolving credit facility and $0.8 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

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

We may face reductions in overall demand for our products if the national or international economic growth declines or experiences a "double-dip" recession.

Our markets have exhibited cyclical behavior since the fourth quarter of fiscal 2001. Our business is affected by general economic conditions in the U.S. and globally, which have led to reduced demand for a variety of goods and services, including many technology products. While certain economic indicators have improved, the overall economic and geopolitical environment continues to be challenging and unpredictableWe remain uncertain about the overall level of demand for our products and, consequently, our level of future profitability. In particular, we believe our business is heavily influenced by employment levels If employment levels do not improve, we may not achieve the level of sales required to achieve our projected financial results, which could in turn materially adversely affect the market price of our stock.

A substantial portion of our sales come from the contact center market and a further decline in demand in that market could materially adversely affect our results.

We have historically derived, and continue to derive, a substantial portion of our net sales from the contact center market. Although we saw a slight increase in sales in this market in the second half of fiscal year 2003, this market has shown signs of saturation in the past year. There was a general reduction in the level of overall market demand for contact center products, and there may also be a surplus of existing inventory in use at contact centers that will slow future demand for our products. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could continue to decline in response to various factors. For example, legislation enabling consumers to block telemarketing calls is upheld, it may adversely affect growth in the contact center market. A deterioration in general economic conditions could result in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact currently negatively affecting our business. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products that contact center agents use than would a company serving a broader market. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

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

Historically, the technology used in lightweight communications headsets has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. The technology used in hands-free communications devices, including our products, is evolving more rapidly now than it has historically and we anticipate that this trend may accelerate. We believe this is particularly true for our newer emerging technology products especially in the mobile, computer, residential and certain parts of the office markets. We believe products designed to serve these markets generally exhibit shorter lifecycles and are increasingly based on open standards and protocols. The end markets served are much larger than the traditional contact center market. This combination of factors may lead to increased commoditization, as a greater number of competitors attempt to introduce products, or reverse engineer our products and offer similar but lower quality products at lower price points.

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

We are seeing a proliferation of speech-activated and voice interactive software in the market place. We have been re-assessing long-term growth prospects for the contact center market given the growth rate and the advancement of these new voice recognition-based technologies. Businesses that first embraced them to resolve labor shortages at the peak of the last economic up cycle are now increasing spending on these technologies in hopes of reducing total costs. We may experience a decline in our sales to the contact center market if businesses increase their adoption of speech-activated and voice interactive software as an alternative to customer service agents. Should this trend continue, it could cause a net reduction in contact center agents and our revenues to this market segment could decline rather than grow in future years.

We are counting on the office, mobile, computer and residential markets to develop, and we could be materially adversely affected if they do not develop as we expect.

While the contact center market is still a substantial portion of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer and residential markets. These communications headset markets are relatively new and continue to be developed. Moreover, we do not have extensive experience in selling headset products to customers in these markets. If the demand for headsets in these markets fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for our products and on our business, financial condition, results of operations and cash flows.

These headset markets are also subject to general economic conditions and if there is a slowing of national or international economic growth, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock. In particular, we may be under obligation to absorb from our retailers products which have failed to sell as expected, and in some instances, such products may be returned to our inventory. Should product returns vary significantly from our estimate, then our estimated returns which net against revenue, may need to be revised.

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

If we are not able to collect on our accounts receivable due to the general economic conditions, we may be materially adversely affected.

If the overall economy slows further, it could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts that they owe to us. Due to the decline in the economy, the credit risks relating to these resellers/customers have increased. We generally offer our customers certain credit terms, allowing them to pay for products purchased from us between 30 and 60 days or more after we ship the products. Receipt of payment for our products depends on the financial liquidity of those customers. If significant customers, or a significant number of customers, experience liquidity problems, this could affect our ability to collect our accounts receivable, which could materially adversely affect our business, financial condition or results of operations. While we have implemented certain programs to assist us in monitoring and mitigating these risks, there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposures from weakened financial conditions in certain geographic regions and the impact that such conditions may have on the worldwide economy. We have experienced losses due to defaults by our customers on their accounts payable. Although these losses have not been significant, future payment defaults by customers could harm our business and have a material adverse effect on our operating results, financial condition and cash flows.

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

We anticipate that we will face additional competition from companies that currently do not offer communications headsets. This is particularly true in the office, mobile, computer and residential markets. The Sony-Ericsson joint venture has announced the launch of several Bluetooth handsfree solutions.

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

Historically, our expertise in acoustics and design has allowed us to design, develop and manufacture products with the levels of sound quality enabling us to meet the needs of our customers. Due to technological advances such as better digital signal processing, our current and future competitors may be able to develop products with the same or better audio quality at lower costs. These competitors could then be able to compete more effectively in terms of product quality or price that could materially adversely affect our business and results of operations.

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

  The introduction of the new Bluetooth headsets presents many significant manufacturing, marketing and other operational risks and uncertainties, including: developing and marketing these wireless headset products; unforeseen delays or difficulties in introducing and achieving volume production of such products; our dependence on third parties to supply key components, many of which have long lead times; and our ability to forecast demand and customer return rates accurately for this new product category for which relevant data is incomplete or not available. We have longer lead times with certain suppliers than commitments from some of our customers. In particular, a major customer only provides us with a 45 day commitment while we commit to over $2 million of inventory purchases beyond this time period. As this inventory is unique to this customer and we have no alternative means of selling any finished products, this could potentially result in significant write-downs of excess inventories.

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

Our distribution channels generally hold inventories of our products, determined in their own business judgment to be sufficient to meet their customer's delivery requirements. Such inventory levels are subject to market conditions, business judgment by the reseller and our ability to meet their time-to-ship needs. Rapid reductions by our distributors, OEMs, retailers and other customers in the levels of inventories held in our products could materially adversely affect our business, financial condition or results of operations. We are also exposed to long lead term commitments with certain suppliers for a key component while such exposure is not similarly passed through to our customers. We may be at risk for these components if our customers reject or cancel orders unexpectedly or with inadequate notice.

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

The majority of our manufacturing operations are currently performed in a single facility in Tijuana, Mexico. A fire, flood or earthquake, political unrest or other disaster or condition affecting our facility could have a material adverse effect on our business, financial condition and results of operations. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict their occurrence, duration or cessation. While we have developed a disaster recovery plan and believe we are adequately insured with respect to this facility, we may not be able to implement the plan effectively or on a timely basis or recover under applicable insurance policies.

We have significant foreign operations and there are inherent risks in operating abroad.

During our second quarter of fiscal 2004, approximately 32% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include:

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

We administer programs designed to reduce our foreign currency net asset exposure and our economic exposure. However, there can be no assurance that our hedging policy will be effective in reducing transaction and/or economic gains and losses. There can be no assurance that we will not continue to experience currency losses in the future, nor can we predict the effects of future exchange rate fluctuations on future operating results. To the extent that sales to our foreign customers increase or transactions in foreign currencies increase, our business, financial condition and results of operations could be materially adversely affected by exchange rate fluctuations.

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

As of October 24, 2003, we had 44,421,485 shares of common stock outstanding. These shares are freely tradable except for approximately 1,132,987 shares held by affiliates of Plantronics. These approximately 1,132,987 shares may be sold in reliance on Rule 144 under the Securities Act, or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

Approximately 11,801,419 additional shares are subject to outstanding stock options as of October 24, 2003. The shares that would be issued upon exercise of stock options has been registered. Accordingly, to the extent that these options vest and shares of our common stock are issued in the future, they may be freely resold by stockholders who are not our affiliates. Our affiliates may resell these shares to the extent permitted by Rule 144 under the Securities Act.

Our stock is not heavily traded. The average daily trading volume of our stock in the second quarter of fiscal 2004 was approximately 298,971 shares per day with a median volume in that period of 263,300 shares per day. Sales of a substantial number of shares of our common stock in the public market by any of our officers, directors or other stockholders could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

Our board of directors adopted a stockholders right plan in 2002, pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of April 12, 2002. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors Affecting Future Operating Results."

INTEREST RATE RISK

At September 30, 2003, we had cash and cash equivalents totaling $92.1 million, compared to $54.7 million at March 31, 2003. At September 30, 2003, we had no marketable securities compared to $5.0 million at March 31, 2003. Cash equivalents have an original maturity of ninety days or less; marketable securities have an original maturity of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as the majority of our cash and marketable securities were invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our investments at September 30, 2003, was less than three months. The taxable equivalent interest rates locked in on those investments averages approximately 1.5%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

Our $75 million revolving credit facility and letter of credit subfacility both expire on July 31, 2005. As of October 24, 2003, we had no cash borrowings under the revolving credit facility and $0.8 million outstanding under the letter of credit subfacility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the second quarter of fiscal 2004, approximately 32% of our net sales were derived from customers outside the United States, with approximately 20.7% of total revenues denominated in foreign currencies, predominately the Euro and the Great British Pound. In fiscal 2002, we implemented a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we began to hedge our European transaction exposure, hedging both our Euro and Great British Pound positions. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

As of September 30, 2003, we had foreign currency exchange contracts of approximately $4.4 million denominated in the Euro as a hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts and nonfunctional currency-denominated receivables and payables. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a loss of $1.0 million or a gain of $0.8 million.

The table below presents the impact on our foreign currency transaction exposure of a 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated currencies.

September 30, 2003
(in millions)                                 Net
                                           Underlying       Net          FX           FX
                                            Foreign      Exposed     Gain (Loss)  Gain (Loss)
                               USD Value    Currency    Long (Short)  From 10%     From 10%
                               of Net FX   Transaction   Currency    Appreciation Depreciation
Currency - forward contracts   Contracts    Exposures    Position      of USD       of USD
----------------------------  -----------  -----------  -----------  -----------  -----------
Euro........................ $       4.4  $      10.3  $       5.9  $       0.5  $      (0.7)
Great British Pound.........          --          3.1          3.1          0.3         (0.3)
                              -----------  -----------  -----------  -----------  -----------
Net position                 $       4.4  $      13.4  $       9.0  $       0.8  $      (1.0)
                              ===========  ===========  ===========  ===========  ===========

As of September 30, 2003, we had foreign currency call option contracts of approximately €22.8 million and £8.7 million denominated in Euros and Great British Pounds, respectively. As of September 30, 2003, we also had foreign currency put option contracts of approximately €22.8 million and £8.7 million denominated in Euros and Great British Pounds, respectively. Collectively our option contracts hedge against a portion of our forecasted foreign denominated sales. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency option contracts. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a gain of $3.7 million or a loss of $3.8 million.

The table below presents the impact on our currency option contracts of a 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

September 30, 2003
(in millions)
                                              FX           FX
                                          Gain (Loss)  Gain (Loss)
                              USD Value     From 10%     From 10%
                              of Net FX   Appreciation Depreciation
Currency - option contracts   Contracts     of USD        of USD
---------------------------  ------------  -----------  -----------

Call options............... $     (39.6) $       1.8  $      (3.5)
Put options................        39.2          1.9         (0.3)
                             ------------  -----------  -----------
                            $      (0.4) $       3.7  $      (3.8)
                             ============  ===========  ===========

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

PART II. -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
10.1	Wells Fargo Bank Credit Facility dated July 31, 2003
31.1	CEO's Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO's Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter, as amended on August 1, 2003

  Reports on Form 8-K

On August 12, 2003, the Company filed a Current Report on Form 8-K announcing the Company's financial results for the quarter ended September 30, 2003.

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

Date: November 7, 2003

Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
10.1	Wells Fargo Bank Credit Facility dated July 31, 2003
31.1	CEO's Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO's Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter, as amended on August 1, 2003