Form 10-Q
period 2003-12-31
PLANTRONICS INC /CA/
filed 2004-02-06
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 1-12696

Plantronics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0207692

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Encinal Street
Santa Cruz, California 95060

(Address of principal executive offices) (Zip Code)

(831) 426-5858

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The number of shares outstanding of Plantronics’ common stock as of January 23, 2004 was 45,933,780.

1

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31,	December 31,
	2003	2003

ASSETS
Current assets:
Cash, cash equivalents and marketable securities	$59,725	$107,329
Accounts receivable, net	50,503	64,425
Inventory, net	33,758	39,178
Deferred income taxes	6,357	5,974
Other current assets	2,674	2,230

Total current assets	153,017	219,136
Property, plant and equipment, net	36,957	41,109
Intangibles, net	3,682	3,191
Goodwill, net	9,386	9,386
Other assets, net	2,167	2,642

Total assets	$205,209	$275,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,596	$16,985
Accrued liabilities	27,235	38,686
Income taxes payable	8,581	4,947

Total current liabilities	49,412	60,618
Deferred tax liability	8,867	8,076

Total liabilities	58,279	68,694

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	-	-

Common stock, $0.01 par value per share; 100,000 shares authorized, 59,728 and 61,022 shares outstanding at March 31, 2003 and December 31, 2003, respectively	597	610
Additional paid-in capital	158,160	179,411
Accumulated other comprehensive income (loss)	209	(1,433)
Retained earnings	285,350	326,683

	444,316	505,271

Less: Treasury stock (common: 16,090 and 16,091 shares at March 31, 2003 and December 31, 2003, respectively) at cost	(297,386)	(298,501)

Total stockholders' equity	146,930	206,770

Total liabilities and stockholders' equity	$205,209	$275,464

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net sales	$86,811	$107,622	$249,449	$295,525
Cost of sales	44,290	51,381	123,835	145,051

Gross profit	42,521	56,241	125,614	150,474

Operating expenses:
Research, development and engineering	9,004	8,834	25,418	25,686
Selling, general and administrative	20,939	23,649	60,308	67,786

Total operating expenses	29,943	32,483	85,726	93,472

Operating income	12,578	23,758	39,888	57,002
Interest and other income, net	566	1,412	1,771	2,045

Income before income taxes	13,144	25,170	41,659	59,047
Income tax expense	3,943	7,551	10,754	17,714

Net income	$9,201	$17,619	$30,905	$41,333

Basic earnings per common share (Note 5)	$0.20	$0.39	$0.68	$0.94

Shares used in basic per share calculations	44,939	44,628	45,531	44,116

Diluted earnings per common share (Note 5)	$0.20	$0.37	$0.66	$0.89

Shares used in diluted per share calculations	46,197	$47,501	$47,096	46,305

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,905	$41,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,425	9,519
Deferred income taxes	(55)	(408)
Income tax benefit associated with stock options	1,296	5,232
Loss on disposal of fixed assets	17	148
Changes in assets and liabilities:
Accounts receivable, net	(8,089)	(13,922)
Inventory, net	1,219	(5,420)
Other current assets	(22)	444
Other assets	551	(138)
Accounts payable	(1,614)	3,389
Accrued liabilities	3,036	11,451
Income taxes payable	(1,589)	(3,634)

Cash provided by operating activities	34,080	47,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	22,500	5,020
Purchase of marketable securities	(13,020)	-
Purchase of equity investment	-	(450)
Capital expenditures	(9,513)	(13,217)

Cash used in investing activities	(33)	(8,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(25,306)	(1,833)
Proceeds from sale of treasury stock	1,102	1,889
Proceeds from exercise of stock options	1,647	14,864

Cash (used in) provided by financing activities	(22,557)	14,920

Effect of exchange rate changes on cash and cash equivalents	1,492	(1,642)

Net increase in cash and cash equivalents	12,982	52,625
Cash and cash equivalents at beginning of period	43,048	54,704

Cash and cash equivalents at end of period	$56,030	$107,329

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$100	$93
Income taxes	$11,339	$16,679

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," "we," or "our") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period balances have been reclassified to conform to the current period presentation. The interim financial statements should be read in connection with the financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

2. PERIODS PRESENTED

Our fiscal year-end is the Saturday closest to March 31 and the third fiscal quarter-end is the last Saturday in December. For purposes of presentation, we have indicated our accounting year as ending on March 31, and our interim quarterly periods as ending on the applicable month-end. Our fiscal quarters ended December 31, 2002, and December 31, 2003, each consisted of thirteen weeks.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

	March 31,	December 31,
	2003	2003

Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$54,704	$107,329
Marketable securities	5,021	-

	$59,725	$107,329

Accounts receivable, net:
Accounts receivable from customers	$65,931	$83,148
Less: sales returns, promotions and rebates	(12,067)	(14,996)
Less: allowance for doubtful accounts	(3,361)	(3,727)

	$50,503	$64,425

Inventory, net:
Finished goods	$14,712	$17,397
Work in process	1,229	1,271
Purchased parts	17,817	20,510

	$33,758	$39,178

	March 31,	December 31,
	2003	2003

Property, plant and equipment, net:
Land	$4,693	$6,031
Buildings and improvements (useful lives: 7-30 years)	19,189	25,575
Machinery and equipment (useful lives: 2-10 years)	61,496	62,671

	85,378	94,277
Less: accumulated depreciation	(48,421)	(53,168)

	$36,957	$41,109

Accrued liabilities:
Employee benefits	$12,283	$14,767
Accrued advertising and sales and marketing	2,150	3,476
Warranty accrual	5,905	6,560
Accrued losses on hedging instruments	-	5,230
Accrued other	6,897	8,653

	$27,235	$38,686

4. FOREIGN CURRENCY TRANSACTIONS

The functional currency of our Mexican manufacturing operations and European sales and logistics headquarters is the U.S. dollar. Accordingly, all revenues and cost of sales related to these foreign operations are recorded using the U.S. dollar as functional currency. The functional currency of our foreign sales and marketing offices and research and development facilities is the local currency of the respective operations. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations.

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

As of December 31, 2003, we had foreign currency forward contracts of approximately $6.3 and $1.3 million denominated in Euros and Great British Pounds, respectively. These forward contracts hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The following table summarizes our net currency position, and approximate U.S. dollar equivalent, at December 31, 2003 (currency and dollar amounts in thousands):

	Local	U.S. Dollar
	Currency	Equivalent	Position	Maturity
Euro	€5,057	$6,300	Sell	1 month
Great British Pound	£733	$1,300	Sell	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of approximately $1.2 million for the fiscal quarter ended December 31, 2003, compared to a net gain of approximately $0.3 million in the fiscal quarter ended December 31, 2002, which is included in interest and other income in the results of operations

Plantronics periodically hedges foreign currency forecasted transactions related to sales with currency options. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. On a monthly basis, Plantronics enters into monthly option contracts with a one-year term. Plantronics does not purchase options for trading purposes. As of December 31, 2003, we had foreign currency call option contracts of approximately €21.6 million and £8.4 million denominated in Euros and Great British Pounds, respectively. As of December 31, 2003, we also had foreign currency put option contracts of approximately €21.6 million and £8.4 million denominated in Euros and Great British Pounds, respectively. Collectively our option contracts hedge a portion of our forecasted foreign denominated sales. The following table summarizes option positions at December 31, 2003 (in thousands):

	Balance Sheet	Income Statement

		December 31, 2003
	As of December 31, 2003	Three Months	Nine Months
	Accumulated Other	Ended	Ended
	Comprehensive Income/(Loss)	Net Sales	Net Sales

Realized loss on closed transactions	$-	$(1,255)	$(1,764)

Recognized but unrealized loss on open transactions	(3,693)	-	-

	$(3,693)	$(1,255)	$(1,764)

Foreign currency transactions related to hedging activities on option contracts resulted in a net reduction to revenue of $1.3 million and $1.8 million for the three and nine months ended December 31, 2003, respectively. There were no such option contracts in place for the three and nine months ended December 31, 2002.

5. COMPUTATION OF EARNINGS PER COMMON SHARE

Basic Earnings Per Share ("EPS") is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the exercise of stock options. The increase in the value of Plantronics' common stock during the fiscal quarter ended December 31, 2003 contributed to the increased number of dilutive potential common shares included in the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2002 and 2003 (in thousands, except earnings per share):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net income	$9,201	$17,619	$30,905	$41,333

Weighted average shares outstanding:
Weighted average shares - basic	44,939	44,628	45,531	44,116
Effect of dilutive securities - employee stock options	1,258	2,873	1,565	2,189

Weighted average shares - diluted	46,197	47,501	47,096	46,305

Earnings per common share-basic	$0.20	$0.39	$0.68	$0.94
Earnings per common share-diluted	$0.20	$0.37	$0.66	$0.89

Dilutive potential common shares consist of outstanding employee stock options. Outstanding stock options to purchase approximately 8.5 million and 1.5 million shares of Plantronics' common stock at December 31, 2002 and December 31, 2003, respectively, were excluded from the computation of diluted earnings per share because they were out of the money and therefore anti-dilutive. Dilution from stock options is highly sensitive to our stock price. During the quarter ended December 31, 2003, the effect of the increase in our stock price compared to the prior quarter ended September 30, 2003 on weighted average dilutive shares was approximately 0.8 million shares.

6. PRO FORMA EFFECTS OF STOCK – BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and to provide additional disclosures with respect to the pro forma effects of adoption had we recorded compensation expense as provided in SFAS 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure as it Relates to Interim Disclosures."

All options in the three and nine months ended December 31, 2002 and 2003, respectively, were granted at an exercise price equal to the market value of Plantronics’ common stock on the date of grant. The following table sets forth net income and earnings per share amounts that would have been reported if Plantronics had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended December 31, 2002 and 2003 (in thousands, except earnings per share):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net income - as reported	$9,201	$17,619	$30,905	$41,333
Less stock based employee compensation determined under fair value based method, net of tax	(3,699)	(3,919)	(10,419)	(10,573)

Net income - pro forma	$5,502	$13,700	$20,486	$30,760

Earnings per common share:
Basic net income per share - as reported	$0.20	$0.39	$0.68	$0.94
Basic net income per share - pro forma	$0.12	$0.31	$0.45	$0.70
Diluted net income per share - as reported	$0.20	$0.37	$0.66	$0.89
Diluted net income per share - proforma	$0.12	$0.29	$0.43	$0.66

The fair value of options at the date of grant was estimated using the Black-Scholes model. The following assumptions were used and the following weighted-average fair values resulted:

	Stock Option Plans		Stock Option Plans		Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	December 31,		December 31,		December 31,		December 31,

	2002	2003	2002	2003	2002	2003	2002	2003

Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	6.0	6.0	6.0	6.0	0.5	0.5	0.5	0.5
Expected volatility	59.4%	55.5%	59.4%	55.7%	46.2%	31.7%	46.2%	31.7%
Risk-free interest rate	2.8%	3.3%	3.5%	3.2%	1.2%	1.0%	1.2%	1.0%

Weighted-average fair value	$9.85	$16.55	$9.97	$14.31	$3.02	$2.58	$3.02	$2.58

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

Changes in warranty obligations, which is included as a component of "Accrued liabilities" on the condensed consolidated balance sheets, during the three and nine months ended December 31, 2003, are as follows (in thousands):

For the Three Months Ended December 31, 2003
Warranty liability at September 30, 2003	$6,590
Warranty provision relating to product shipped during the quarter	2,053
Deductions for warranty claims processed	(2,083)
Adjustments	-

Warranty liability at December 31, 2003	$6,560

For the Nine Months Ended December 31, 2003
Warranty liability at March 31, 2003	$5,905
Warranty provision relating to products shipped during the nine month period	7,262
Deductions for warranty claims processed	(6,276)
Adjustments	(331)

Warranty liability at December 31, 2003	$6,560

8. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net income	$9,201	$17,619	$30,905	$41,333

Unrealized (loss) on hedges, for the three and nine months ended December 31, 2002 and 2003, net of tax of $0 and ($623), $0 and ($1,108), respectively	-	(1,453)	-	(2,585)
Foreign currency translation, for the three and nine months ended December 31, 2002 and 2003, net of tax of $138 and $359, $448 and $616 , respectively	321	837	1,044	1,436

Other comprehensive income	$9,522	$17,003	$31,949	$40,184

The net decrease in other comprehensive income in the quarter ended December 31, 2003 was primarily due to unfavorable fair value adjustments related to cash flow hedges of $2.1 million offset by favorable increases in exchange rates of $1.2 million. The increase in the year ago quarter was due solely to favorable exchange rates. From the end of the September 2003 quarter, compared to the end of the December 2003 quarter, the exchange rate for the Euro and the Great British Pound relative to the U.S. dollar increased 8.4% and 7.8%, respectively. From the prior fiscal year end to the end of the December 2003 quarter, the exchange rate for the Euro and Great British Pound relative to the U.S. dollar increased 15.7% and 12.8%, respectively. Also, the strengthening of foreign currencies in countries where the local currency is the functional currency of the entity, further accounted for the increase.

9. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

SEGMENTS. We are engaged in the design, manufacture, marketing and sales of telecommunications equipment including headsets, telephone headset systems, and other specialty telecommunications products. Plantronics considers itself to operate in one business segment.

PRODUCTS AND SERVICES. We focus on headsets for business and consumer applications, and other specialty products for the hearing impaired. With respect to headsets, we make products for office and contact center use, for use with mobile phones and for use with computers. The following table presents net revenue by product group (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net revenues from unaffiliated customers:
Office and contact center	$58,644	$66,776	$179,954	$193,048
Mobile	16,145	29,528	38,049	66,416
Computer audio	5,679	5,807	12,713	16,949
Other specialty products	6,343	5,511	18,733	19,112

	$86,811	$107,622	$249,449	$295,525

MAJOR CUSTOMERS. No customer accounted for 10% or more of total revenue for the three and nine months ended December 31, 2002 and 2003, nor did any customer account for 10% or more of accounts receivable from consolidated sales at the end of such periods.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area but may not actually reflect end-user markets (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net revenues from unaffiliated customers:

United States	$57,013	$66,484	$170,053	$196,337

Europe, Middle East and Africa	21,852	31,688	56,287	72,697
Asia Pacific and Latin America	4,927	5,679	14,514	17,084
Canada and Other International	3,019	3,771	8,595	9,407

Total International	29,798	41,138	79,396	99,188

	$86,811	$107,622	$249,449	$295,525

	March 31,	December 31,
	2003	2003

Long-lived assets:
United States	$23,907	$23,540
International	13,050	17,569

	$36,957	$41,109

10. INTANGIBLES

Aggregate amortization expense on intangibles for the three and nine months ended December 31, 2002 was $0.2 million and $0.7 million, respectively. For the three and nine months ended December 31, 2003, amortization expense was $0.2 million and $0.5 million, respectively. The following table presents information on acquired intangible assets (in thousands):

	March 31, 2003		December 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible assets	Amount	Amortization	Amount	Amortization

Technology	$2,460	$(817)	$2,460	$(1,032)
State contracts	1,300	(232)	1,300	(371)
Patents	700	(125)	700	(200)
Trademarks	300	(54)	300	(86)
Non-compete agreements	200	(50)	200	(80)

Total	$4,960	$(1,278)	$4,960	$(1,769)

11. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the Company in the period ending March 31, 2004. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003 and in the quarter ending March 31, 2004 for arrangements entered into prior to February 1, 2003. The Company has not entered into any arrangements with entities it considers to be variable interest entities and as such believes that the adoption of FIN 46 (as revised December 2003) will not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after September 30, 2003 and is not expected to have a material impact on our financial statements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

EXECUTIVE SUMMARY:

We are a leading worldwide designer, manufacturer and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets. In addition, we manufacture and market specialty telephone products, such as telephones for the hearing-impaired and other related products for people with special communications needs.

We are a global company, and sell our broad range of communications products into more than 70 countries through a worldwide network of distributors, original equipment manufacturers ("OEM's"), wireless carriers, retailers and telephony service providers. We have well-developed distribution channels in North America and Europe, where headset use is fairly widespread. Our distribution channels in other regions of the world are less mature and primarily serve the contact center market in those regions.

During the first nine months of fiscal year 2004, governmental legislation and increased adoption of our new products increased our net sales. A portion of that growth was attributable to our mobile products, which we believe may not be sustainable.*

Our revenues have grown during the nine month period ended December 31, 2003, primarily on the strength of new products in general, and the mobile products in particular. The mobile market has experienced strong growth due to a number of factors including "hands-free" legislation in the U.K. and Italy, wireless number portability in the U.S., and a strong assortment of new mobile phones on the market. In addition, we believe our market share for headsets for mobile phone applications has increased and that the level of market share we experienced recently is likely to be unsustainable.*  We have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time. If we are unable to anticipate the purchase requirements of these customers, our quarterly revenues may be adversely affected and/or we may be exposed to large volumes of inventory that cannot be immediately resold to other customers.

We have been working to improve our productivity and cost effectiveness and have made progress towards our operating margin goals. During the fiscal quarter and the nine month period ended December 31, 2003, our overhead costs in absolute dollars remained fairly constant due to productivity improvements, which resulted in an increase in our gross margin percentage as compared to the third quarter and the first nine months of the previous fiscal year. Increases in our operating expenses as compared to the year ago quarter and the first nine month period of the previous fiscal year were primarily driven by variable marketing and sales expenses commensurate with our overall increase in sales. As a percentage of sales, our operating expenses decreased in the comparable quarter and nine month period of the previous fiscal year, which contributed to our overall increase in operating income. For the nine months ended December 31, 2003, our operating margins improved to 19.3% from 16.0% in the comparable period a year ago. We have established a target of 21% for operating margin for our fiscal year 2005 as whole.*

In addition, during the nine month period ended December 31, 2003, we generated $48.0 million in operating cash flows, which in part contributed to the increase in our liquidity and cash balances at December 31, 2003.

We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements.*

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.0	47.7	49.6	49.1

Gross profit	49.0	52.3	50.4	50.9

Operating expenses:
Research, development and engineering	10.4	8.2	10.2	8.7
Selling, general and administrative	24.1	22.0	24.2	22.9

Total operating expenses	34.5	30.2	34.4	31.6

Operating income	14.5	22.1	16.0	19.3
Interest and other income, net	0.6	1.2	0.7	0.7

Income before income taxes	15.1	23.3	16.7	20.0
Income tax expense	4.5	6.9	4.3	6.0

Net income	10.6%	16.4%	12.4%	14.0%

NET SALES. Net sales for the quarter ended December 31, 2003, increased by 24.0% to $107.6 million, compared to $86.8 million for the quarter ended December 31, 2002. Net sales for the nine months ended December 31, 2003 were $295.5 million compared to $249.4 million for the nine months ended December 31, 2002, an increase of 18.5%.

In comparison to the fiscal quarter ended December 31, 2002, revenues for the fiscal quarter ended December 31, 2003 were stronger for all product lines with the exception of our specialty products. Domestic and international revenue growth was led by increased demand for headsets for mobile phones and for wireless headsets for the office. For mobile products, this included both corded headsets sold to U.S. wireless carriers and Bluetooth based headsets sold primarily for use in Europe, with quarterly sales up 83% over the same quarter in the prior year. Our worldwide office and contact center products business grew 14% over the same quarter in the prior year. This growth was primarily in international revenue, which was primarily driven by the continued ramp of our CS60 product in Europe, a wireless headset for DECT-based office phones. In the U.S., office and contact center product sales were favorably affected by the launch of our CS50 product, a wireless headset for 900MHz-based office phones. Computer audio product sales were relatively flat, increasing 2% over the same quarter in the prior year. Sales of our specialty products were down by 13% compared to the same quarter in the prior year, primarily due to timing of orders.

For the nine month period ended December 31, 2003, in comparison with the nine month period for the prior year, net sales were up in all product lines, both domestically by 15% and internationally by 25%, primarily driven by favorable exchange rates and by demand for mobile products including our wireless Bluetooth headsets and the continued demand for the MX150 mobile corded headset. Our office and contact center sales rose by 7% over the same period for the prior year on higher product sales due to favorable exchange rates and the launch of the CS60 and CS50 wireless headsets.

Our fourth quarter of fiscal year 2004 is comprised of 14 weeks compared to 13 weeks in the same quarter last year. The extra week in the fourth quarter of fiscal year 2004 will affect the comparability with the third quarter of fiscal year 2004, the fourth quarter of fiscal year 2003 and the comparability of the full fiscal year to both the prior and upcoming fiscal years. We believe the extra week in the fourth quarter can be expected to negatively affect the comparison between the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005.*

GROSS PROFIT. Gross profit for the quarter ended December 31, 2003 increased by 32.3% to $56.2 million (52.3% of net sales), compared to $42.5 million (49.0% of net sales) for the quarter ended December 31, 2002. Gross profit for the nine months ended December 31, 2003 increased to $150.5 million (50.9% of net sales) from $125.6 million (50.4% of net sales) for the comparable period of fiscal year 2003.

As a percent of revenue, gross margin for the quarter ended December 31, 2003 increased by 3.3 percentage points compared to the year ago quarter, primarily due to economies of scale achieved on increased volume. Our productivity improvements have enabled us to hold manufacturing overhead costs fairly constant compared to a year ago despite significant increases in unit volume. In addition, a weaker U.S. dollar compared to the Euro and Great British Pound favorably affected revenues and thus the margin, along with lower discounts that net against revenue. Partially offsetting these favorable factors was a change in product mix, with a higher percentage of revenues coming from lower margin mobile products as compared to the year ago period.

Gross profit for the first nine months of fiscal year 2004 increased as a percent of revenue by 0.5 percentage points compared to the first nine months of fiscal year 2003 as better manufacturing efficiencies on higher volumes, component cost reductions, and favorable foreign exchange rates offset a less favorable product mix with higher sales of lower margin mobile and computer products.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended December 31, 2003, were $8.8 million (8.2% of net sales), compared to $9.0 million (10.4% of net sales) for the quarter ended December 31, 2002, reflecting continuing process improvements. During the quarter we identified some incremental new product opportunities that looked promising and initiated work on those new products. In the fourth quarter of fiscal year 2004, we expect significant progress on those programs and we also expect spending and the ratio of expense to revenues to increase somewhat.* Research, development and engineering expenses for the first nine months of fiscal year 2004 increased by 1.1% to $25.7 million (8.7% of net sales) compared to $25.4 million (10.2% of net sales) in the first nine months of fiscal year 2003. The increase in absolute dollars was anticipated, as well as the reduction as a percent of revenues, as we continue to invest in a broad portfolio of products to address customer needs in all the markets we serve, while improving our development process with the goal of making it more cost effective.* A portion of our research and development is conducted in Europe, where the decline of the U.S. dollar relative to the Great British Pound has increased the dollar reported cost of that portion of our research and development spending.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended December 31, 2003, increased 12.9% to $23.6 million (22.0% of net sales), compared to $20.9 million (24.1% of net sales) for the quarter ended December 31, 2002. Compared to the year ago quarter, costs were higher as a result of increased sales and marketing programs both domestically and internationally and due to unfavorable foreign exchange rates driving costs higher. We also had higher commission costs on higher revenues. In general, we have increased our overall level of marketing programs related to new product launches and intend to increase those further throughout the remainder of fiscal year 2004.*

Selling, general and administrative expenses for the first nine months of fiscal year 2004 increased 12.4% to $67.8 million, compared to $60.3 million in the first nine months of fiscal year 2003, which was driven primarily by foreign exchange rates and the increased level of spending to support new product launches and ongoing programs.

OPERATING INCOME. Operating income for the quarter ended December 31, 2003, increased by 88.9% to $23.8 million (22.1% of net sales), compared to $12.6 million (14.5% of net sales) for the quarter ended December 31, 2002. The increase in absolute dollars was driven primarily by the increase in revenues and gross margins.

Operating income for the first nine months of fiscal year 2004 increased by 42.9% to $57.0 million compared to $39.9 million in the first nine month of fiscal year 2003 which increase was driven primarily by higher revenues and lower operating expenses as a percent of revenues.

INTEREST AND OTHER INCOME, NET. Interest and other income for the quarter ended December 31, 2003, was $1.4 million compared to $0.6 million for the quarter ended December 31, 2002. The increase from the quarter ended December 31, 2002, was driven primarily by favorable foreign exchange gains.

Interest and other income for the first nine months of fiscal year 2004 was $2.0 million compared to $1.8 million for the first nine months of fiscal year 2003. Compared to the prior year, the increase was primarily due to balance sheet based foreign exchange translation gains, offset by lower interest income, with lower prevailing rates.

INCOME TAX EXPENSE. Income tax expense for the quarter ended December 31, 2003 was $7.6 million compared to $3.9 million for the quarter ended December 31, 2002 and represented tax rates of 30.0% in each period.

Income tax expense for the first nine months of fiscal year 2004 was $17.7 million or 30.0% of net income before taxes compared to $10.8 million or 25.8% of net income before taxes for the first nine months of fiscal year 2003 reflecting the release of tax reserves for expiration of a statute of limitations in that period.

FINANCIAL CONDITION:

OPERATING ACTIVITIES. During the nine months ended December 31, 2003, we generated $48.0 million in cash from operating activities, primarily from $41.3 million in net income, increases in accounts payable and accrued liabilities of $14.8 million in the aggregate, depreciation and amortization of $9.5 million, and an income tax benefit from stock option exercises of $5.2 million, offset by an increase in accounts receivable of $13.9 million, an increase in inventory of $5.4 million and a decrease in taxes payable of $3.6 million. In comparison, during the nine months ended December 31, 2002, we generated $34.1 million in cash from operating activities, primarily from $30.9 million in net income, depreciation and amortization of $8.4 million, and an increase in accrued liabilities of $3 million offset by an increase in accounts receivable of $8.1 million.

INVESTING ACTIVITIES. During the nine months ended December 31, 2003, we received $5.0 million from maturities of marketable securities. We incurred capital expenditures of $13.2 million principally for purchase of facilities that we previously leased in the United Kingdom, leasehold improvements, machinery and equipment, tooling and computers. In comparison, during the nine months ended December 31, 2002, we received $22.5 million in proceeds from the sale of marketable securities and purchased $13.0 million in marketable securities. We incurred capital expenditures of $9.5 million principally for building and leasehold improvements, tooling, and machinery and equipment.

FINANCING ACTIVITIES. During the nine months ended December 31, 2003, we repurchased 122,800 shares of our common stock under our stock repurchase plan for $1.8 million and reissued through employee benefit plans 121,729 shares of our treasury stock for $1.9 million. As of December 31, 2003, 142,600 shares remained available for repurchase under our stock repurchase plan. We received $14.9 million in proceeds from the exercise of stock options during the nine months ended December 31, 2003. In comparison, during the nine months ended December 31, 2002, we repurchased 1,522,400 shares of our common stock under our stock repurchase plan for $25.3 million and reissued through employee benefit plans 62,320 shares of our treasury stock for $1.1 million. We received $1.6 million in proceeds from the exercise of stock options during the nine months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2003, we had working capital of $158.5 million, including $107.3 million of cash and cash equivalents, compared to working capital of $103.6 million, including $59.7 million of cash, cash equivalents and marketable securities at March 31, 2003. During the quarter ended December 31, 2003, we purchased land and facilities that we previously leased in Swindon, U.K. The purchase price was approximately $5.6 million and we believe the purchase will yield an attractive return on investment as well as lower our annual operating costs in comparison to continuing to lease.* During the next 12 to 18 months, we are planning or considering certain other capital expenditures related to facilities, including, among other things, an upgrade of our corporate offices in Santa Cruz, the purchase of certain of our manufacturing facilities in Mexico which are currently leased and the purchase of land and construction of a factory and development center in China. The potential purchase in Mexico is currently highly uncertain and the planning for China in the very early stages and thus the total capital cost of these initiative is uncertain and could range from $10 to $20 million.*

We have a revolving credit facility with a major bank for $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2005. As of January 23, 2004, we had no cash borrowings under the revolving credit facility and $1.3 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

We believe that our current cash and cash equivalents balance and cash provided by operations, will be sufficient to fund operations for at least the next twelve months.* However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Certain Forward-Looking Information" and "Risk Factors Affecting Future Operating Results" in this Quarterly Report for factors that could affect our estimates for future financial needs and sources of working capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon Plantronics’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION. We recognize revenue net of estimated product returns and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs. Estimated product returns are deducted from revenues upon shipment, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates. Should product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period, on estimates for what is due to resellers for estimated credits earned during the period and any adjustments for credits based on actual activity. If market conditions warrant, Plantronics may take action to stimulate demand, which could include increasing promotional programs, decreasing prices, or increasing discounts. Such actions could result in incremental reductions to revenue and margins at the time such incentives are offered. To the extent that we reduce pricing, we may incur reductions to revenue for price protection based on our estimate of inventory in the channel that is subject to such pricing actions.

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

INVENTORY. We write-down the cost basis of our inventory for estimated excess and obsolete inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for Plantronics’ products and corresponding demand in such markets decline, then additional write-downs may be necessary.

WARRANTY. We provide for the estimated cost of warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates and our costs to repair or replace the products. Should actual failure rates and costs differ from our estimates, revisions to the warranty obligation may be required.

GOODWILL AND INTANGIBLES. As a result of acquisitions we have made, we have goodwill and intangible assets on our balance sheet. These assets affect the amount of future amortization expense and possible impairment charges that we may incur. The determination of the value of goodwill and intangible assets, as well as the useful lives of amortizable intangible assets, requires management to make estimates and assumptions that affect our financial statements. We perform an annual impairment review of goodwill. If actual or expected revenue significantly declines, we may be required to record an impairment charge.

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

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we may from time to time make oral forward-looking statements. These forward-looking statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and include, among others, all of the statements marked in this Quarterly Report on Form 10-Q with an asterisk ("*"). These forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties and other factors, including those set forth below under "Risk Factors Affecting Future Operating Results." When reading the sections titled "Results of Operations" and "Financial Condition," you should also read our unaudited condensed consolidated financial statements and related notes included elsewhere herein, our Annual Report on Form 10-K, and the section below entitled "Risk Factors Affecting Future Operating Results." We undertake no obligation to update any forward-looking statements to reflect any developments or events occurring after the date of this Quarterly Report.

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS:

Investors or potential investors in our stock should carefully consider the risks described below. Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, general economic and market conditions and industry conditions. You should carefully consider the following factors in connection with any investment in our stock. Our business, financial condition and results of operations could be materially adversely affected if any of the risks occur. Should any or all of the following risks materialize, the trading price of our stock could decline and investors could lose all or part of their investment.

We may face reductions in overall demand for our products if there is a strong decline in national or international economic growth.

Our markets have exhibited cyclical behavior since the fourth quarter of fiscal 2001. Our business is affected by general economic conditions in the U.S. and globally, which have led to reduced demand for a variety of goods and services, including many technology products. While certain economic indicators have improved, the overall economic and geopolitical environment continues to be challenging and unpredictable. We remain uncertain about the overall level of demand for our products and, consequently, our level of future profitability. In particular, we believe our business is heavily influenced by employment levels. If employment levels do not improve, we may not achieve the level of sales required to achieve our projected financial results, which could in turn materially adversely affect the market price of our stock.

A significant portion of our sales come from the contact center market and a further decline in demand in that market could materially adversely affect our results.

We have historically derived, and continue to derive a significant portion of our net sales from the contact center market. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could be flat or decline in response to various factors. For example, legislation enabling consumers to block telemarketing calls may adversely affect growth in the contact center market. A deterioration in general economic conditions could result in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, and we believe this is in fact currently negatively affecting our business. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products that contact center agents use than would a company serving a broader market. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

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

Historically, the technology used in lightweight communications headsets has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. The technology used in hands-free communications devices, including our products, is evolving more rapidly now than it has historically and we anticipate that this trend may accelerate.* We believe this is particularly true for our newer emerging technology products especially in the mobile, computer, residential and certain parts of the office markets. We believe products designed to serve these markets generally exhibit shorter lifecycles and are increasingly based on open standards and protocols. The end markets served are much larger than the traditional contact center market. This combination of factors may lead to increased commoditization, as a greater number of competitors attempt to introduce products, or reverse engineer our products and offer similar but lower quality products at lower price points.

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

While the contact center market is still a substantial portion of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer and residential markets.* These communications headset markets are relatively new and continue to be developed.* Moreover, we do not have extensive experience in selling headset products to customers in these markets. If the demand for headsets in these markets fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for our products and on our business, financial condition, results of operations and cash flows.

These headset markets are also subject to general economic conditions and if there is a slowing of national or international economic growth, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock. In particular, we are under obligation to absorb from our retailers products which have failed to sell as expected, and in some instances, such products may be returned to our inventory. Should product returns vary significantly from our estimate, then our estimated returns which net against revenue, may need to be revised.

Our quarterly operating results may fluctuate significantly from a number of causes outside our control.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

•	general economic conditions, compounded by the events on and following September 11, 2001;

•	changes in demand for our products, including order cancellation by customers;

•	impact of acquired businesses and technologies;

•	insolvency of purchasers of our products or failure of purchasers of our products to pay amounts due to us;

•	timing and size of orders from customers;

•	price erosion;

•	inability to ramp production or delays in deliveries of components and subassemblies by our suppliers;

•	inability to compete with the pricing pressures in the mobile headset category;

•	penalties for cancellation or inability to cancel custom components;

•	changes in the mix of products sold by us;

•	variances in the timing and amount of engineering and operating expenses;

•	distribution channel mix variations;

•	changes in the levels of cooperative advertising or market development funding required by retail resellers of our products;

•	delays in shipments of our products;

•	material product returns and customer credits;

•	new product introductions by us or our competitors;

•	entrance of new competitors;

•	changes in actual or target inventory levels of our channel partners;

•	changes in the costs of our raw materials, components and subassemblies;

•	seasonal fluctuations in demand and linearity of sales within the quarter; and

•	the impact on the U.S. economy due to the continued presence of U.S. troops in Iraq and geopolitical risk factors in Africa, the Middle East and North Korea.

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

If the overall economy slows, it could affect the financial health of certain purchasers of our products, potentially resulting in the failure of such purchasers to pay amounts that they owe to us. We generally offer our customers certain credit terms, allowing them to pay for products purchased from us between 30 and 60 days or more after we ship the products. Receipt of payment for our products depends on the financial liquidity of those customers. If significant customers, or a significant number of customers, experience liquidity problems, this could affect our ability to collect our accounts receivable, which could materially adversely affect our business, financial condition or results of operations. While we have implemented certain programs to assist us in monitoring and mitigating these risks, there can be no assurance that such programs will be effective in reducing our credit risks. We have experienced losses due to defaults by our customers on their accounts payable. Although these losses have not been significant, future payment defaults by customers could harm our business and have a material adverse effect on our operating results, financial condition and cash flows.

We have strong competitors and will likely face additional competition in the future.

The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Currently, our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate.

GN Netcom has made a number of acquisitions over the years. We believe the acquisitions of Unex, ACS Wireless, Nortel Liberation, AB Transistor, Jabra, Hello Direct, Sensortech, QuBit and Claria have provided GN Netcom with a broader product line and greater marketing presence than it had prior to these acquisitions. We believe it is reasonable to anticipate that GN Netcom may continue to make additional acquisitions.

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

We anticipate that we will face additional competition from companies that currently do not offer communications headsets. We believe that this is particularly true in the office, mobile, computer and residential markets. In addition, the Sony-Ericsson joint venture has also announced the launch of several Bluetooth hands free solutions.

On October 25, 2002, Danish manufacturer of audiology products, William Demant Holdings A/S, and Germany’s maker of professional electro acoustic products, Sennheiser Electronics Gmbh & Co. KG, announced the establishment of a joint venture in the telecommunication headset industry, Sennheiser Communications A/S. We expect the combination of William Demant Holdings’ technology expertise with Sennheiser’s established distribution channels will create additional competition.

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

We anticipate that we will also face additional competition from companies, principally located in the Far East, which offer very low cost headset products, including products which are modeled on, or are direct copies of our products.* These new competitors are likely to offer very low cost products which may result in price pressure in the market.* If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

We believe that the market for lightweight communications headsets is showing some signs of commoditization. In particular, we believe that our competitors, especially GN Netcom, have chosen to compete more on price than they have historically. While this has long been true of competitors from the Far East, and has been true of GN for the last two years or so, we think the trend remains and that customers are also more receptive to lower cost products, even when the quality, service or total value of the offer may be notably lower as well. In April 2003, GN announced the closing of Hello Direct’s headquarters in San Jose, California and the consolidation of that subsidiary into GN’s North American headquarters in Nashua, New Hampshire, while moving substantially all of Hello Direct’s manufacturing operations to Asia. This move may enable GN to drive their prices down even further.

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

We believe that important competitive factors for us are:
•	price;

•	product reliability;

•	product features;

•	product mix;

•	customer service and support;

•	marketing;

•	reputation;

•	distribution;

•	ability to meet delivery schedules; and

•	warranty terms and product life.

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

•
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

•	Significant reduction in production levels to address decreases in demand may leave us unprepared to meet a rapid increase in demand for our products.

•
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

•
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

23

•
The introduction of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties, including: developing and marketing these wireless headset products; unforeseen delays or difficulties in introducing and achieving volume production of such products; our dependence on third parties to supply key components, many of which have long lead times; and our ability to forecast demand and customer return rates accurately for this new product category for which relevant data is incomplete or not available. We have longer lead times with certain suppliers than commitments from some of our customers. In particular, a major customer only provides us with a 45 day commitment while we commit to inventory purchases beyond this time period. As this inventory is unique to this customer and we have no alternative means of selling any finished products, this could potentially result in significant write-downs of excess inventories.

Any of the foregoing problems could materially adversely affect our business, financial condition and results of operations.

We expect to make future acquisitions and acquisitions involve material risks.

On January 2, 2002, we acquired Ameriphone, a manufacturer of specialty products for the hearing impaired community. We may in the future acquire other companies. There are inherent risks in the acquisition of another company that could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with acquisitions and integration include, among others:

•	cultural differences in the conduct of business;

•	difficulties in integration of the operations, technologies, and products of the acquired company;

•	the risk that the consolidation of the specialty product group in Chattanooga, Tennessee may not produce the enhanced efficiencies or be as successful as we expect;

•	the risk of diverting management's attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	the abilities of representatives, distributors, OEM customers and other resellers which are retained by the acquired company or customers of the acquired company;

•	differences in the business information systems of the companies;

•	difficulties in integrating the transactions and business information systems of the acquired company; and

•	the potential loss of key employees of the acquired company.

Mergers and acquisitions, particularly those of high-technology companies, are inherently risky, and no assurance can be given that the Ameriphone acquisition, or future acquisitions, will be successful and will not materially adversely affect our business, operating results or financial condition. We must also manage any acquisition related growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

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

•
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

•
Prices of raw materials, components and subassemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

•
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

•
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

•
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

We sell our products through various channels of distribution and certain of these channels are becoming volatile.

We sell substantially all of our products through distributors, retailers, OEM's and telephony service providers. Our existing relationships with these parties are not exclusive and can be terminated by either party without cause. Our channel partners also sell or can potentially sell products offered by our competitors. To the extent that our competitors offer our channel partners more favorable terms, such partners may decline to carry, de-emphasize or discontinue carrying our products. In the future, we may not be able to retain or attract a sufficient number of qualified channel partners. Further, such partners may not recommend, or continue to recommend, our products. In the future, our OEM customers or potential OEM customers may elect to manufacture their own products, similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEM's, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition or results of operations.

As a result of the growth of our mobile headset business, our customer mix is changing and certain OEM's and wireless carriers are becoming significant. This greater reliance on certain large customers could increase the volatility of our revenues and earnings. In particular, we have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time. If we are unable to anticipate the purchase requirements of these customers, our quarterly revenues may be adversely affected and/or we may be exposed to large volumes of inventory that cannot be immediately resold to other customers.

Our distribution channels generally hold inventories of our products, determined in their own business judgment to be sufficient to meet their customer's delivery requirements. Such inventory levels are subject to market conditions, business judgment by the reseller and our ability to meet their time-to-ship needs. Rapid reductions by our distributors, OEM's, retailers and other customers in the levels of inventories held in our products could materially adversely affect our business, financial condition or results of operations. We are also exposed to long lead time commitments with certain suppliers for a key component while such exposure is not similarly passed through to our customers. We may be at risk for these components if our customers reject or cancel orders unexpectedly or with inadequate notice.

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

•	uncertain economic conditions and the decline in investor confidence in the market place;

•	the announcement of new products or product enhancements by us or our competitors;

•	the loss of services of one or more of our executive officers or other key employees;

•	quarterly variations in our or our competitors' results of operations;

•	changes in our published forecasts of future results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	general market conditions; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

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

The majority of our revenues come from products currently produced in our facilities in Tijuana, Mexico.

The majority of our revenues come from products that are produced in our facilities in Tijuana, Mexico. A fire, flood or earthquake, political unrest or other disaster or condition affecting our facilities could have a material adverse effect on our business, financial condition and results of operations. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict their occurrence, duration or cessation. While we have developed a disaster recovery plan and believe we are adequately insured with respect to these facilities, we may not be able to implement the plan effectively or on a timely basis or recover under applicable insurance policies.

We have significant foreign operations and there are inherent risks in operating abroad.

During our third quarter of fiscal year 2004, approximately 38% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

•	cultural differences in the conduct of business;

•	greater difficulty in accounts receivable collection;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	economic and political conditions in each country;

•	management and operation of an enterprise spread over various countries; and

•	the burden of complying with a wide variety of foreign laws.

Our foreign operations put us at risk of loss if there are material changes in currency values as compared to the U.S. dollar.

Approximately 26% of our business is conducted in currencies other than the U.S. dollar. Substantially all of our sales outside of North America are transacted in the Euro or local currencies. We are therefore exposed to risks associated with fluctuations in exchange rates that can affect our revenue and gross margins and can also generate currency transaction gains and losses.

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

Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. As regulations and local laws change, we must modify our products to address those changes. Regulatory restrictions may increase the costs to design and manufacture our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along. Compliance with regulatory restrictions may impact the technical quality and capabilities of our products, reducing their marketability.

The terrorist attacks on New York City on September 11, 2001, marked a turning point in current U.S. political, military and security strategies which we believe have, and may continue to, adversely impact our business, both directly and indirectly.

The events of September 11, 2001 and its aftermath contributed to a slowing in the economy. We believe that one direct impact of the attacks is the reduction of contact center agents in the travel and leisure industries. We are indirectly affected by the continuing concern of future terrorist attacks on U.S. soil. We are unable to estimate the impact these threats and their consequences have on our business, however, we expect that as these events adversely affect the global economy in general, our financial condition, our operations and our prospects will be similarly adversely affected.

We have intellectual property rights that could be infringed by others and we are potentially at risk of infringement of the intellectual property rights of others.

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers worldwide. We currently hold 80 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones. We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but that research in this area is incomplete.* We have tested our headsets through independent laboratories and have found that use of our headsets reduces radio frequency emissions at the user's head to virtually zero. However, if research was to establish a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for mobile phones, which reduces demands for headset products.

There is also continuing and increasing public controversy over the use of mobile telephones by operators of motor vehicles. While we believe that our products enhance driver safety by permitting a motor vehicle operator to generally be able to keep both hands-free to operate the vehicle, there is no certainty that this is the case and we may be subject to claims arising from allegations that use of a mobile telephone and headset contributed to a motor vehicle accident. We maintain product liability insurance and general liability insurance that we believe would cover any such claims.* However, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.

We are exposed to potential litigation from third parties which is costly to defend and consumes management’s time and could possibly divert focus away from our business.

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

Given the low trading volume of our stock, if our significant shareholders sell their shares in a short period of time there could be an adverse effect on the market price of our stock.

As of January 23, 2004, we had 45,933,780 shares of common stock outstanding. These shares are freely tradable except for approximately 1,018,202 shares held by affiliates of Plantronics. These approximately 1,018,202 shares may be sold in accordance with Rule 144 under the Securities Act (to the extent permitted by the provisions of Rule 144), or pursuant to an effective registration statement filed with the Securities and Exchange Commission.

Approximately 9,542,862 additional shares are subject to outstanding stock options as of January 23, 2004. The shares that would be issued upon exercise of stock options have been registered. Accordingly, to the extent that these options vest and shares of our common stock are issued in the future, they may be freely resold by stockholders who are not our affiliates. Our affiliates may resell these shares to the extent permitted by Rule 144 under the Securities Act.

Our stock is not heavily traded. The average daily trading volume of our stock in the third quarter of fiscal 2004 was approximately 296,542 shares per day with a median volume in that period of 273,200 shares per day. Our directors, officers and employees are subject to trading black-out periods which prohibit them from trading in our stock. As a result of this, during open trading periods, and particularly when our stock is trading at appreciated values, we may see an unusual amount of trading of our stock by our directors, officers and employees. Sales of a substantial number of shares of our common stock in the public market by any of our officers, directors or other stockholders could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

Our board of directors adopted a stockholder rights plan in 2002, pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of April 12, 2002. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors Affecting Future Operating Results."

INTEREST RATE RISK

At December 31, 2003, we had cash and cash equivalents totaling $107.3 million, compared to $54.7 million at March 31, 2003. At December 31, 2003, we had no marketable securities compared to $5.0 million at March 31, 2003. Cash equivalents have an original or remaining maturity when purchased of ninety days or less; marketable securities have an original or remaining maturity when purchased of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as our cash was invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our investments at December 31, 2003, was less than three months. The taxable equivalent interest rates locked in on those investments averages approximately 1.8%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

Our $75 million revolving credit facility and letter of credit subfacility both expire on July 31, 2005. As of January 23, 2004, we had no cash borrowings under the revolving credit facility and $1.3 million outstanding under the letter of credit subfacility. If we choose to borrow under this facility in the future, and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the third quarter of fiscal 2004, 38.2% of our net sales were derived from customers outside the United States, with 25.7% of total revenues denominated in foreign currencies, predominately the Euro and the Great British Pound. In fiscal year 2002, we implemented a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we began to hedge our European transaction exposure, hedging both our Euro and Great British Pound positions. However, we can provide no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

As of December 31, 2003, we had foreign currency forward contracts of approximately $6.3 and $1.3 million denominated in Euros and Great British Pounds, respectively. These forward contracts hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts and nonfunctional currency-denominated receivables and payables. For example, if these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a loss of $1.8 million or a gain of $1.5 million.

The table below presents the impact on our foreign currency transaction exposure of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated currencies.

December 31, 2003
(in millions)		Net
		Underlying	Net	FX	FX
		Foreign	Exposed	Gain (Loss)	Gain (Loss)
	USD Value	Currency	Long (Short)	From 10%	From 10%
	of Net FX	Transaction	Currency	Appreciation	Depreciation
Currency - forward contracts	Contracts	Exposures	Position	of USD	of USD

Euro	$6.3	$13.5	$7.2	$(0.8)	$0.7
Great British Pound	1.3	10.1	8.8	(1.0)	0.8

Net position	$7.6	$23.6	$16.0	$(1.8)	$1.5

As of December 31, 2003, we had foreign currency call option contracts of approximately €21.6 million and £8.4 million denominated in Euros and Great British Pounds, respectively. As of December 31, 2003, we also had foreign currency put option contracts of approximately €21.6 million and £8.4 million denominated in Euros and Great British Pounds, respectively. Collectively our option contracts hedge against a portion of our forecasted foreign denominated sales. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency option contracts. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a gain of $3.7 million or a loss of $4.0 million.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

December 31, 2003
(in millions)
		FX	FX
		Gain (Loss)	Gain (Loss)
	USD Value	From 10%	From 10%
	of Net FX	Appreciation	Depreciation
Currency - option contracts	Contracts	of USD	of USD

Call options	$(38.5)	$2.9	$(3.9)
Put options	37.0	0.8	(0.1)

Net position	$(1.5)	$3.7	$(4.0)

Item 4. Disclosure Controls And Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective in ensuring that information required to disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934)that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications.
99.1	Audit Committee Charter, as amended on January 9, 2004

(b)    Reports on Form 8-K

On October 15, 2003, the Company furnished a Current Report on Form 8-K reporting under Item 12 of the Company's issuance of a press release announcing its financial results for the quarter ended September 31, 2003 and including such press release as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.
(Registrant)

Date: February 6, 2004	By:	/s/ Barbara V. Scherer

Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications.
99.1	Audit Committee Charter, as amended on January 9, 2004

