Form 10-K
period 2004-04-03
PLANTRONICS INC /CA/
filed 2004-05-26
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File Number: 1-12696

PLANTRONICS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0207692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Encinal Street, Santa Cruz, California	95060
(Address of principal executive offices)	(Zip Code)

(831) 426-5858

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of $23.83 for shares of the Registrant’s Common Stock on September 26, 2003, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,029,066,356. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant’s voting securities (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of April 30, 2004 was 47,611,158.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on July 21, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Plantronics, Inc.

FORM 10-K
For the Year Ended March 31, 2004

Plantronics, the logo design, Plantronics and the logo design combined, Ameriphone, Clarity, and SoundGuard are registered United States trademarks of Plantronics, Inc., ..Audio, DuoPro, Flex Grip, Firefly, SoundGuard Plus, the clear color and the gently curved shape of the Plantronics voice tube, and Walker are trademarks of Plantronics, Inc. Certain of the foregoing trademarks are registered trademarks in certain foreign countries. The BLUETOOTH trademarks are owned by Bluetooth SIG, Inc., USA. This report also includes trademarks of companies other than Plantronics.

PART I
Plantronics
2004 Annual Report

This Annual Report on Form 10-K is filed with respect to our fiscal year 2004. Each of our fiscal years ends on the Saturday closest to the last day of March. Our fiscal year 2004 ended on April 3, 2004. For purposes of consistent presentation, we have indicated in this report that each fiscal year ended “March 31” of the given year, even though the actual fiscal year end may have been on a different date.

CERTAIN FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” and include, but are not necessarily limited to, all of the statements marked below with an asterisk (“*”). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including, but not limited to the factors discussed in the subsection entitled “Risk Factors Affecting Future Operating Results,” in Item 7 of this Form 10-K. This Annual Report on Form 10-K and our Annual Report to Stockholders should be read in conjunction with these risk factors.

Item 1. Business

OVERVIEW

Plantronics, Inc. (“Plantronics,” “we”, “our,” or “us”) is a leading worldwide designer, manufacturer and marketer of lightweight communications headsets for phones and cell phones, telephone headset systems, accessories and related services for business and personal use. In addition, we manufacture and market specialty products, such as telephones for the hearing-impaired and other related products for people with special communications needs and headset solutions for the aviation market. Plantronics headsets are communications tools, providing freedom to use your hands while staying “connected,” freedom to move around, and freedom from keyboards. People appreciate the superior sound quality, comfort and reliability that differentiate our headsets from the competition. We apply a variety of technologies to develop superior products to meet the needs of our customers, whether it be for communications or personal entertainment. Plantronics headsets are widely used for cell phones, in contact centers, in the office, at home for computer applications such as Voice over Internet Protocol (“VoIP”) and gaming, as well as other specialty applications. Plantronics’ commitment to excellence is demonstrated by the audio quality, reliability and superior comfort we design into all of our products.

We are a global company, and sell our broad range of communications products in more than 70 countries through a worldwide network of distributors, original equipment manufacturers (“OEMs”), retailers and telephony service providers. We have well-developed distribution channels in North America and Europe. Such factors as the growth of phone-based customer support, emerging technologies such as VoIP and Bluetooth, and impending or already existing legislation requiring mandatory hands-free devices for cell phone communications in cars have all led to an increased use of telephone headsets.

Headsets for office use continues to be an area of major focus for Plantronics and also represents our largest revenue market. We also sell headsets for use in home office and residential applications. These end user groups have been identified as having long-term growth potential. Users in the office market consist primarily of business executives, mobile professionals, brokers, lawyers, accountants, and others whose occupations and/or lifestyle may require increased mobility or the ability to multi-task while on the telephone.

Plantronics
2004 Annual Report

Plantronics sells more headsets to cell phone users than to any other market. Using one of our headsets enables our customers to experience increased mobility, to have both hands-free to drive, and when used with voice dialing features, our headsets offer freedom from dial pads.

A broad and diverse group of worldwide business customers purchase our headsets. These include OEM’s, telephone-operating companies and governmental agencies. We distribute our products through specialized distributors, large electronics wholesalers, OEMs and retail channels, such as wireless carriers, office supply stores, consumer electronics stores, mail order catalogs, warehouse clubs and office supplies distributors. Certain products are sold directly to governmental agencies. Other products are distributed to the government market through OEMs, distributors and other sales channels. Our products may also be purchased from our Web site, www.plantronics.com.

We provide access free of charge through a link on our Web site to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with, or furnished, to the Securities and Exchange Commission.

INDUSTRY BACKGROUND

General Background

We continue to broaden our product offerings to target the office, mobile and computer markets, while meeting the demanding needs of contact centers. The proliferation of desktop computing makes communications headsets a product of choice in many occupations, because they permit the user to be more efficient in an ergonomically comfortable environment. Growing awareness of driver safety and resulting hands-free legislation has led to increased headset adoption for cell phone users. Our headsets continue to be widely used in contact centers.

Headsets enhance communications with:

BETTER SOUND QUALITY that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, digital signal processing and more;

MULTI-TASKING BENEFITS that allow people to use a computer, a Personal Digital Assistant (“PDA”) or other devices, take notes and organize files while talking hands-free;

IMPROVED MOBILITY, that permits talking more easily on a cellular or cordless phone while on the go;

WIRELESS FREEDOM, allowing people to take and make calls as they move freely around their home or office without cords or cables;

CONTRIBUTING TO GREATER DRIVING SAFETY by enabling a person to have both hands free to drive while talking on a cell phone;

VOICE COMMAND AND CONTROL that lets people take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient;

PROVIDING ERGONOMIC RELIEF from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck;

ENABLING EMERGING PC AND VoIP APPLICATIONS, including speech recognition, Internet telephony and gaming; and

PART I
Plantronics
2004 Annual Report

PROVIDING GREATER PRIVACY than speakerphones, and with wireless products, the ability to move from public to private space when required.

MARKETS

Office and Contact Center

Plantronics is a leader in the office and contact center markets with a broad range of communications headsets, including high-quality, ergonomically designed headsets, amplifiers and telephone systems. Plantronics’ full line of professional and contact center headsets have excellent acoustics for superior sound quality, as well as durability and all-day comfort.

The office market, both corporate and small office/home office (“SOHO”), comprises the largest overall revenue market for Plantronics products today, and is one of our current and future strategic focuses. The merging of telephones and computers by office workers and a growing awareness of the benefits of headsets are factors we believe will contribute to the continued growth of this market, which currently has low penetration and we believe presents an opportunity for significant expansion.*

According to a recent independent survey of the U.S. population over the age of 18, there are approximately 95 million U.S. workers outside of contact centers who use telephones for work. Of this 95 million, we believe that about 10%, or approximately 9.5 million of these workers, currently use a telephone headset for work. We believe that this presents a long-term opportunity to increase headset sales to workers.*

Our latest offerings for the office include the CS50 (North America) and CS60 (international) wireless office headset systems that let office professionals stay in touch as they move around their workplace. The CS50/60 has a range of up to 300 feet, a stylish design, and with the optional HL10 lifter, lets users answer and end calls when they are away from their desks. This not only provides extended mobility for office professionals, but also lets them answer a call before it goes into voice mail, which enhances productivity.

Additional new products for the office and SOHO markets include the CT12 Cordless Headset Telephone, which began shipping in early fiscal 2004 and includes our unique Firefly™ headset with a boom-mounted in-use indicator so others will know when users are talking on the phone. We also recently began shipping the new S12 telephone headset system that provides small-to-medium size office users with the convenience of the Firefly headset in a stylish desktop design.

The contact center, in which we have achieved significant market penetration, represents our second largest and most mature market. We believe that the long-term outlook for modest growth of contact center agents expected by most industry analysts remains intact. We expect contact centers will be increasingly adopting VoIP technology to help improve productivity and reduce costs. We develop headsets specifically tailored to VoIP applications, and as VoIP adoption increases, we believe that we will be able to leverage this increased opportunity.*

New products for contact centers include the DA60 digital USB-to-headset adapter, which we began shipping in fiscal 2004. The DA60 is designed specifically for contact centers using VoIP softphones. As PBX systems switch over to VoIP, we believe we are well positioned to sell headsets compatible with these new systems.* In late fiscal 2004 we announced the SupraPlus™ headset. The SupraPlus telephone headset family continues the tradition of durable, lightweight headsets for telephone professionals. Building on the strength of the original Supra, the design and improved sound quality of SupraPlus enhances headset style and performance for the contact center and office professional.

Mobile

Mobile represents our largest unit volume market. Use of headsets is growing worldwide, particularly due to hands-free legislation for cell phones.* The Plantronics mobile headset line delivers the freedom and

Plantronics
2004 Annual Report

mobility of hands-free communications with superior sound quality, stability and comfort. Plantronics mobile, or M-Series headsets, come in a variety of styles, colors and models. Our headsets are designed to strict quality standards, including features that provide superior user experience. These headsets have a variety of features depending on the model, including noise-canceling microphones that effectively reduce background noise and facilitate voice dialing, Plantronics’ unique Flex Grip™ design for a stable, comfortable fit and inline call answer/end buttons. Our sleek designs incorporate discreet size and excellent sound quality, allowing the user to both hear and transmit his or her voice more clearly.

In fiscal 2004 we began shipping our second generation Bluetooth™ headset, the M3000. The M3000 was an all-new design, and the first Bluetooth headset on the market to offer eight hours of talk time, a key requirement for mobile professionals. At the Consumer Electronics Show in late fiscal 2004 we announced the M3500 Bluetooth headset. The M3500 is built on the M3000 platform, and integrates a built-in digital signal processor (“DSP”) with Plantronics’ proprietary Audio IQ™ technology. This provides superior intelligibility on the receiving side, so conversations can be more easily understood, particularly in noisy environments. The M3500 is scheduled for delivery in fiscal 2005. We plan to develop additional Bluetooth-based headsets, providing wireless, hands-free communications with other Bluetooth products such as cell phones and PDAs.

In late fiscal 2004, we announced the M2500 Bluetooth headset, which is the entry level model in our Bluetooth line, targeting the broad-based mobile consumer market. The M2500 focuses on features such as style, comfort and stability at an attractive price point, which we believe will be key differentiators for the broad-based mobile consumer market.

Following the success of the MX100 mobile headset, which we launched in fiscal 2003, we announced and began shipping the MX150 in fiscal 2004, which is based on the MX100 design. The MX150 headset uses the same award-winning proprietary Flex Grip™ design as the MX100, and adds a noise-canceling boom for clearer conversations in noisier environments.

In late fiscal 2004 we also launched and began shipping the M220 headset for both mobile and cordless phone users with a boom-style, noise-canceling microphone for clearer calls.

Computer

Our PC headset product revenues increased from fiscal 2003 to fiscal 2004 primarily on the strength of OEM products for specialty gaming applications such as our headsets for the Xbox Voice Communicator™, the economical ..Audio™ line, and our digitally enhanced Universal Serial Bus (“USB”) headsets. We believe that a number of fundamental factors are likely to increase our customers’ need for PC headsets in the future, including Internet multimedia applications such as streaming audio and video, VoIP, gaming, and video conferencing.*

Clarity (formerly Walker/ Ameriphone)

In January 2002, Plantronics acquired Ameriphone®, Inc. of Garden Grove, CA and integrated it into our Clarity product group. Founded in 1977, Ameriphone was a recognized innovator in communications solutions for people with special needs. In January 2004, we changed the name of our Walker and Ameriphone group to Clarity®. Clarity is a leading supplier of amplified telephones, notification systems, assistive listening devices and other communications devices for the hearing loss and deaf markets. A frontrunner in amplifying sound, Clarity’s patented technology, Clarity Power™ provides customized solutions for customers who otherwise may not have a way to communicate easily and effectively. As more people begin to address their hearing needs, Clarity will continue to provide effective technologies that are simple and easy to use.

With a growing number of people worldwide suffering from various degrees of hearing loss, the need for simple and accessible solutions is expected to continue to grow, and we believe we are well positioned to serve these needs. Clarity delivers a comprehensive range of special needs communications products from

PART I
Plantronics
2004 Annual Report

a single manufacturer, and they serve the mild, moderate and severe hearing loss markets as well as the deaf community. Product distribution also includes audiologists and health care professionals, government programs, specialized distributors and retail.

INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

We design, manufacture, market and sell telecommunications equipment including headsets, telephone headset systems and other specialty telecommunications products. We operate in one business segment. Our operations are organized to focus on four principal markets: office and contact center products, mobile products, computer products, and other specialty products including products for customers with special communications needs and the aviation market. Information required by Statement of Financial Accounting Standards No. 131 (Disclosures about Segments of an Enterprise and Related Information) can be found in the Consolidated Financial Statements and related notes herein.

In fiscal 2002 and 2003, approximately 31.3% and 32.2% of our net sales were derived from sales to non-U.S. customers, respectively. In fiscal 2004, non-U.S. sales accounted for approximately 33.5% of our total net sales. Sales to foreign customers are generally subject to such additional risks as fluctuations in exchange rates, increased tariffs and the imposition of other trade barriers. In fiscal 2004, we continued to engage in hedging activities to protect our transaction and economic exposures and to mitigate our exchange rate risks. We hedged a portion of our positions in both the Euro and the Great British Pound, which constitute the majority of our currency exposure. To the extent that we increase sales to non-U.S. customers, or increase our transactions in foreign currencies, or that we are unsuccessful in our hedging strategies, our results of operations could be materially adversely affected by exchange rate fluctuations.

PRODUCTS

Summary

Our product line consists of lightweight communications headsets, telephone headset systems, headset accessories and services, and specialty telephones and other products for customers with special communications needs. Our headset products incorporate unique features that we believe offer compelling performance advantages:

SOUND QUALITY. In designing our products, we conduct headset sound quality (e.g. preference and intelligibility) research on many telephone systems in both listening (receiving) and speaking (transmission) modes. We believe we have achieved one of the industry’s best signal-to-noise ratios, creating powerful noise-canceling designs to substantially reduce background sounds in unusually loud environments. Our latest product offerings are taking audio quality to the next level, using our proprietary Audio IQ technology, enhancing intelligibility by allowing users to understand conversations even in noisy locations.

COMFORT. We believe our focus on ergonomics is critical to our success. We maintain what we believe is the industry’s most extensive database for the design of comfortable headsets. Our database includes measurements from over 1,000 physical molds taken of different ear types. The measurements are digitized and stored in a CAD/ CAM database along with critical head contour measurements. In addition, we have researched optimal weight distribution on the ear.

RELIABILITY. We have over forty years of experience understanding headset reliability and durability and have successfully incorporated this knowledge into our product designs that we believe enable our products to generally last longer than the best comparable competitive products.

STYLE. Style and design are becoming increasingly important in our markets as headset adoption goes mainstream.* Our headsets come in a wide variety of wearing styles and designs. We also believe that Plantronics has a richer mix of selections and variety of headsets than any other vendor to meet the unique requirements and preferences of our customer base.*

Plantronics
2004 Annual Report

COMPATIBILITY. Our broad line of headsets is compatible with telephony systems throughout the world. Historically, telephony systems have been developed on a proprietary basis and thus can differ substantially from one another. We have developed compatibility over our four plus decades and design and test new products to achieve broad compatibility with the vast array of telephony systems in use today. In newer product areas, such as Bluetooth™-based headsets for use with cellular phones, we offer optimized compatibility. Overall, we believe our Bluetooth headsets provide better ease of pairing with other Bluetooth enabled devices, a highly reliable wireless link, more efficient power consumption and overall better telephony compatibility.

In addition to a complete line of industry-leading headsets, headset systems, headset telephones and amplifiers, we also provide headset accessories, which include Plantronics’ replacement voice tubes, ear cushions, ear tips and wind noise suppressors. These replacement parts allow end users to revitalize their headset to maintain maximum performance and comfort. We also sell a full line of accessory products, including handset lifters and in-use indicators, which allow our customers increased mobility and ease of use. In addition, we provide ongoing customer service and support to our customer base.

Headsets

TELEPHONY APPLICATIONS: Headsets for use with corded telephones generally consist of two distinct units. The “top” is the portion that the user wears, and is generally associated with the term “headset.” The headset top contains the speaker and the microphone and a means to have these in the correct location for comfortable use. The headset “base,” often referred to as an amplifier or telephone adapter, interfaces with the telephone or other equipment. The headset base is currently required in most standard telephone applications. Increasingly, the headset interface is being built into the corded telephone or contact center call distribution system with which the headset is being used, allowing use of the headset top alone. Whether the headset is corded, cordless or wireless, in most cases, a complete solution will still include a headset “top” and an “amplifier” base.

MOBILE APPLICATIONS: Most cell phones come with a dedicated standard 2.5mm headset port, permitting the headset to be plugged directly into the cell phone. On those mobile devices that do not have a standard headset port, we generally have special versions that fit directly into a non-standard headset port.

COMPUTER, GAMING AND VoIP APPLICATIONS: Headsets for computers and gaming generally do not require a separate adapter and our headsets are designed to plug directly into either the computer’s analog sound card or in the USB port of the computer. For VoIP applications, we have developed a range of products from basic headsets that plug directly into the USB port of the computer to higher end headsets, which include additional software productivity tools.

Plantronics Service and Repair

We support our product offerings with a technical assistance center to assist our customers with technical questions. Our worldwide service center operations provide a quick response to warranty support and out-of-warranty service needs.

We provide our customers a variety of ways that they can contact us for their support needs, including:

•	Toll-free 800 support with multiple-language capabilities;

•	Web-based FAQ database;

•	Web-based question submission;

•	Live online chat; and

•	Instant call-back support.

PART I
Plantronics
2004 Annual Report

In addition, we offer online user’s manuals, installation guides, warranty information and our Quick Web and Quick Fax services.

Other Specialty Products

Clarity designs, manufactures and markets products for hearing-impaired customers with mild-to-severe hearing loss and other special communications needs. Clarity’s product offerings include their premier product line, the Clarity Power telephone with accessories, an extra loud ringer, an extra large lighted keypad, volume control circuitry as well as other features, amplified telephones, text telephones (“TTY’s”) notification systems, emergency response systems and other products for the hearing impaired, deaf and others with special needs. Clarity’s products have been selected by a number of state programs that provide equipment to those in need, including two of the nation’s largest state programs.

Plantronics’ Special Products group manufactures custom headsets and other equipment for special applications that are not served by our standard headset product lines. From its first products used in the early days of the space program, Plantronics Special Products offering has grown to include over 800 different headset models. Customers such as NASA, commercial and private aviators, the Federal Government, and 911 dispatch centers rely on Plantronics quality headsets for their unique communications needs, which may include custom headset configurations for specific applications.

PRODUCT DEVELOPMENT

Since our introduction of the original lightweight headset in 1962, enhancing communications has been the primary focus of our development efforts. As we have expanded globally, we have increased the scope of these efforts to support international product needs. We believe that we have successfully developed innovative products that better enable us to address changing customer demands, emerging market trends and have created an operational model to bring the right products to market at the right time.

In the past fiscal year, we have delivered new technologies and products to address market trends that include Bluetooth-enabled wireless headsets with the launch and shipment of the M3000 with up to eight hours of talk time. Plantronics recently announced its newest Bluetooth headset, the M3500. The M3500 addresses one of the most common issues experienced by mobile professionals — noisy environments that can compromise the ability to clearly communicate on a call. The new headset features Plantronics’ proprietary Audio IQ technology with digital signal processing that provides breakthrough sound quality. Audio IQ utilizes multi-band compression on the receiving side of the conversation to increase intelligibility for better comprehension and understanding, particularly in noisy environments.

In fiscal 2004, we announced the SupraPlus telephone headset, which began shipping in the first quarter of fiscal 2005. The SupraPlus telephone headset family continues the tradition of durable, lightweight headsets for telephone professionals. Building on the strength of the original Supra, the design and improved sound quality of SupraPlus sets new standards in headset style and performance for the contact center and office professional.

We also announced and began shipping the CS50 and CS60 products for North America and International markets. The CS50 and CS60 are wireless office headset systems with a totally wireless headset that enhances productivity for office professionals by enabling them to communicate up to 300 feet way from their desk phone, for up to eight hours. These headset systems give users the mobility and comfort needed to multitask much more effectively and reduces the chance of missing a phone call. For wireless convenience in the small office or home office, we announced and shipped the CT12 Cordless Headset Telephone with our FireFly headset, which includes a U.S. patent protected boom-mounted in-use indicator so that others can see when users are talking on the phone.

We also recently began shipping the new S12 telephone headset system that provides small-to-medium size office users, additional features such as the Firefly headset in a stylish desktop design.

Plantronics
2004 Annual Report

We have extended our corded mobile headset line with the shipment of our MX150 mobile headset, which has quickly become our best-selling mobile product. The MX150 has the same patented Flex Grip design found in our MX100, for a stable, comfortable fit. The MX150 adds a noise-canceling boom microphone for those users who need clearer conversations in noisier environments.

We believe that new technologies such as VoIP will be deployed at an ever-increasing rate.* To that end, we continue development activities with OEM partners for VoIP solutions, which include software development kits enabling faster time to market for our OEM partners. Plantronics has long provided leading-edge products for contact centers, and in mid-fiscal 2004 introduced the DA60 digital USB headset adapter, a powerful digital voice platform designed specifically for VoIP softphones. The product employs innovative DSP and Call Clarity™ technology to enhance audio quality and suppress echo. We will also continue to invest in product development for this and other emerging technologies as appropriate to our business. We have a number of new product and core technology development programs underway to further broaden our product line. One benefit of our focus on technology has been a number of key patent disclosures and filings by us over the past year. In addition, we have accelerated our time to market on a number of products through faster and more flexible product development processes that incorporate intelligent reuse of platform and product architecture hardware as well as software. These process improvements take advantage of economies of scale resulting from platform reuse.

Most of our research and development is carried out by our in-house engineering staff in the United States and the United Kingdom. We have implemented a distributed product development model with design centers in Mexico and Asia to supplement our in-house engineering capabilities. Research, development and engineering expenditures were $30.3 million, $33.9 million and $35.5 million for fiscal years 2002, 2003, and 2004, respectively. While we believe that substantial investment in research and development is necessary to maintain and grow our position in the industry, due to our heavy investment in 2004 and the related pipeline of new products, as well as improvements in our development process, we expect our spending for research, development and engineering in fiscal 2005 to increase compared to fiscal 2004. However, we believe that our research and development spending as a percentage of revenues will remain relatively flat.*

Our product development efforts are directed toward both enhancing our existing products and developing new products that capitalize on our core technology and expand our product offerings to new user markets. The success of new product introductions is dependent on a number of factors, including appropriate new product selection, timely completion and introduction of new product designs, cost-effective manufacturing of such products, quality of new products, the acceptance of new technologies such as Bluetooth, and general market acceptance of new products. To remain successful in the future, we must be able to develop new products, qualify these products with our customers, successfully introduce these products to the market on a timely basis, and commence and sustain volume production to meet customer demands. Although we have attempted to determine the specific needs of the telephony, mobile, computer, residential and home-office user markets, there can be no assurance that the market niches that we have identified will, in fact, materialize or that our existing and future products designed for these markets will gain substantial market acceptance. Further, assuming the markets develop and our products meet customer needs, there is no assurance that such new products can be manufactured cost effectively and in sufficient volumes to meet the potential demand.

The technology of telephone headsets has traditionally evolved slowly. Historically, our product life cycles are three to five years prior to the introduction of the next generation of products. The next generation usually includes stylistic changes and quality improvements, but such trends are based on similar technology. Our newer emerging technology products, particularly in the mobile and computer markets, are exhibiting shorter life cycles more in line with the consumer electronics market, and are

PART I
Plantronics
2004 Annual Report

consequently more sensitive to market trends and fashion. We believe that future changes in technology will come at a faster pace. Our future success will be dependent, in part, on our ability to develop products that utilize new technologies, and to adapt to changing market trends quickly. In addition, to avoid product obsolescence, we will have to monitor technological changes in telephony, as well as users’ demands for new technologies. Failure to keep pace with future technological changes could materially adversely affect our revenues and operating results.

SALES AND DISTRIBUTION

We have a well-established multilevel worldwide distribution network. Our principal customers are distributors, retailers, carriers, and OEMs.

Commercial distributors represent our largest sales channel. This channel is comprised of headset specialists, national wholesalers, and regional wholesalers. The wholesalers typically offer a wide variety of products from multiple vendors to both resellers and end users. This distribution channel generally maintains inventory of our products, and our revenues may be affected by our distributors’ fluctuating inventory levels even when market demand is stable.

The retail channel is our second largest channel and consists of office supply and consumer electronics retailers, consumer products and office supply distributors, catalog and mail order companies, mass merchants and wireless carrier stores. Retailers primarily sell headsets to corporate customers, small businesses, and to individuals who use them for a variety of purposes both personal and professional. The retail channel also maintains substantial inventory of Plantronics’ products.

Contact center OEMs and manufacturers of automatic call distributor systems (“ACDs”) and other telecommunications and computer equipment also utilize Plantronics headsets. Contact center equipment OEMs do not typically manufacture their own peripheral products, and therefore distribute our headsets under their own private label, or as a Plantronics branded product.

Cell phone OEMs include both manufacturers of cell phones and wireless carriers. Wireless carriers do not manufacture headsets, but distribute our headsets as a Plantronics branded product or under their own private label. Cell phone OEMs, on the other hand, generally require their own design and will sell products under their private label.

Computer OEM’s include both manufacturers of computer hardware (including personal computers and specialized components and accessories for personal computers) and software. Many companies do not typically manufacture headsets but look to us for bundling our headsets with their products. Bundling configurations include product bundled with Plantronics-labeled headsets, product bundled with headsets privately labeled by the OEM, or product co-branded with Plantronics and the OEM.

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

We maintain a direct sales force worldwide to provide ongoing customer support and service globally. We also retain commissioned manufacturers’ representatives to assist in selling through the retail channel.

BACKLOG

Our backlog of unfilled orders was $26.8 million on March 31, 2004 compared to $22.8 million at the end of fiscal 2003. We include in backlog all purchase orders scheduled for delivery over the next 12 months. As part of our commitment to customer service, our goal has been to ship products to meet

Plantronics
2004 Annual Report

customers’ requested shipment dates. We have a “book and ship” business model whereby we fulfill the majority of our orders within 48 hours of our receipt. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of our “book and ship” model, as well as the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and therefore should not be used as a measure of future revenue.

COMPETITION

The market for our products is highly competitive. We compete in several different markets, specifically the office and contact center, mobile, computer and other specialty markets. There are a number of different competitors in each of these market niches. We believe the principal competitive factors in each market are product features, comfort and fit, product reliability, customer service and support, reputation, distribution, ability to meet delivery schedules, price, warranty terms and product life. One of our primary competitors is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. GN Netcom has acquired nine companies since 1996 and is well positioned to compete with us in the office, contact center and mobile markets. In addition, Logitech, is a significant competitor in the consumer headset market.

The office market, including both traditional and SOHO, and residential markets, involves the sale of headsets for connection to single-line or office telephone systems, wireless and cordless telephones and computers. There is indirect competition from speakerphones. Competitors in the contact center user market also sell headsets for use in the office market.

Internationally, Sennheiser Communications is also a significant competitor both in the computer, office and contact center markets. We face different competitors depending on the channel of distribution and the geographic location. We anticipate that we may face additional indirect competition in this market from technological advances such as wireless.* Although we have historically competed very successfully in the contact center market, there can be no assurance that we will be able to continue our leadership position in that market.

Competitors in the mobile market generally come from outside the contact center market. They include the cell phone manufacturers who typically outsource phone accessories like headsets, and companies that focus primarily on the mobile and/or cordless phone accessories markets. There is indirect competition from hands-free car kits that also allow users to drive with both hands on the wheel. Important factors on which we compete in the mobile market include product styling, product reliability, product features, competitive pricing, sound quality, comfort and fit, ability to meet delivery schedules, customer service and support, reputation, distribution, warranty terms, and product life.

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

The residential market involves the sale of headsets, telephones and other specialty products for use by the hearing impaired and other customers with special communications needs, and single and multi-line corded and cordless headset telephone solutions. This market is principally served by the retail channel and through certain OEMs. Our competition in the residential market comes principally from

PART I
Plantronics
2004 Annual Report

competitors in the mobile and computer markets and, in the case of our Clarity amplified telephones for the hearing impaired, from certain niche market manufacturers of similar products.

As we develop new generations of products and enter new markets, including the developing business and home-office user markets, we anticipate facing additional competition from companies that currently do not offer communications headsets.* Such companies may be larger, offer broader product lines and have substantially greater financial resources. Such competition could negatively affect our pricing and gross margins. We believe that our experience in design and manufacture of comfortable and well-fitting headsets, and the excellent acoustics of our products, will assist us in our efforts to sell headset products in the face of this new competition.* However, there is no assurance that we will be able to compete successfully.

We believe that the following key factors better enable us to maintain our position as a leading supplier of lightweight communications headsets:

•	brand name recognition;

•	high quality reputation;

•	large, diverse distribution networks;

•	strong customer service;

•	diverse product offerings;

•	ability to design safe and reliable products; and

•	an understanding of regulations.

Although we believe we compete successfully with respect to these factors, if we do not compete successfully, it could materially adversely affect our business, financial condition and results of operations.

MANUFACTURING AND SOURCES OF MATERIALS

The majority of our manufacturing operations consist of assembly and testing, most of which is performed at our facility in Mexico. We have substantially smaller manufacturing operations in California, the United Kingdom and we outsource the manufacture of a limited number of products to third parties, typically in China. In addition, we are in the early stages of implementing a plan to establish manufacturing capabilities in China. We currently expect to spend approximately $10 to $15 million in capital in fiscal 2005 towards this objective.* The goal of this facility is to manufacture products that were previously outsourced.

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

Plantronics
2004 Annual Report

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

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate. As of April 30, 2004, we had 81 United States patents in force, expiring from 2004 to 2022. Some of these patents are also issued in certain foreign countries.

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

EMPLOYEES

On April 30, 2004, we employed approximately 3,600 people worldwide, including 2,600 in our manufacturing facility in Tijuana, Mexico. To our knowledge, no employees are currently covered by collective bargaining agreements or are members of any labor organization. We have not experienced any work stoppages and believe that our employee relations are good. Set forth below is certain information regarding the executive officers of Plantronics and their ages as of April 30, 2004.

PART I
Plantronics
2004 Annual Report

Name	Age	Position

Ken Kannappan	44	President and Chief Executive Officer
Don Houston	50	Senior Vice President, Sales
Craig May	44	Senior Vice President, Marketing, Product Development & Technology
Barbara Scherer	48	Senior Vice President, Finance & Administration and Chief Financial Officer
Joyce Shimizu	49	Vice President, Strategic Portfolio & Product Management
Carsten Trads	48	President, Clarity Equipment
Philip Vanhoutte	48	Vice President, EMEA
Terry Walters	55	Vice President, Operations

Mr. Kannappan joined Plantronics in February 1995 as Vice President — Sales, responsible for OEM Sales and the Asia Pacific/ Latin America markets for Plantronics, Inc. He was promoted to Vice President — Sales, responsible for the United States, Asian and Latin American markets in September 1995. He was promoted to Managing Director of our Plantronics Limited subsidiary in the United Kingdom in March 1996. In March 1997, Mr. Kannappan returned from the United Kingdom and was promoted to Senior Vice President responsible for Plantronics’ Worldwide Operations, our Mobile and Walker Equipment businesses and Plantronics Limited. In March 1998, Mr. Kannappan was promoted to President and Chief Operating Officer. In January 1999, he was promoted to Chief Executive Officer and appointed to the Board of Directors. Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated, where he was employed from August 1985 through January 1995. Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a MBA from Stanford University. Mr. Kannappan is also a Director of Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry, and Integrated Device Technology, Inc., a manufacturer of communications integrated circuits.

Mr. Houston joined Plantronics in November 1996 as Vice President of Sales and was promoted to Senior Vice President — Sales in March 1998. From February 1995 through November 1996, Mr. Houston served as Vice President — Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer and marketer of multimedia projection products. From 1985 until January of 1995, Mr. Houston held a number of positions at Calcomp, Inc., which is engaged in the business of manufacturing computer peripherals for the CAD and graphic market, including Regional Sales Manager and Vice President of Sales, Service and Marketing. Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation. Mr. Houston is a graduate of the University of Arizona with a Bachelor of Science degree in Business/ Marketing.

Mr. May joined Plantronics in May 1998 as Vice President — Marketing. In July 1999, Mr. May was promoted to Senior Vice President — Marketing and Development. In Fall 1999, Mr. May’s responsibilities expanded to include President of the Office and Contact Center Division. In Fall 2003, Mr. May took on the position of Senior Vice President — Marketing, Product Development and Technology, as a result of realignment of duties within our organization. Prior to joining Plantronics, Mr. May was most recently with Siemens Business Communications Systems, Inc., as Director of Product Management, Desktops and Mobility, from October 1993 to May 1998. Prior to that position, Mr. May served on special assignment to the President of Siemens Business Communications Systems, Inc., from July 1993 to October 1993. From June 1992 to July 1993, Mr. May was ROLM Executive Delegate for Siemens AG, Private Networks Group, Desktop Products, Munich, Germany. Mr. May held a number of positions with ROLM from July 1987 to June 1992, such as Director of Systems Planning, Manager of New Product Planning and Senior Product Manager. From 1981 to June 1987 Mr. May worked for ROLM, an IBM Company, and Shell Oil Company in various product manager and engineering

Plantronics
2004 Annual Report

positions of increasing authority. Mr. May has a Bachelor of Science degree in Electrical Engineering from the University of Houston.

Ms. Scherer joined Plantronics in March 1997, and in April 1997 was named Vice President — Finance & Administration and Chief Financial Officer. In March 1998, Ms. Scherer was promoted to Senior Vice President — Finance & Administration and Chief Financial Officer. Prior to joining us, Ms. Scherer held various executive management positions in the data storage industry at Micropolis Corporation and StreamLogic Corporation spanning a nine year period. She also worked in strategic planning with the Boston Consulting Group from 1985-1987. For two years prior to that, she was a member of the corporate finance staff at ARCO. Ms. Scherer has a Bachelor’s degree from the University of California, Santa Barbara and received an MBA from the Yale School of Organization and Management.

Ms. Shimizu joined Plantronics in July 1983, and was named Vice President, Strategic Portfolio and Product Management in Fall 2003. Prior to that, she was President of the Mobile Communications Division. From 1995 to 1999, Ms. Shimizu was the Senior Marketing Director for the Computer and Mobile Systems Division, the predecessor to the Mobile Communications Division. Ms. Shimizu was named to that position in 1995. Prior to that, Ms. Shimizu held various positions in our marketing and sales organizations. Ms. Shimizu received an MBA from the Monterey Institute of International Studies and a Bachelor’s degree in Japanese from University of California, Los Angeles.

Mr. Trads joined Clarity (formerly Walker-Ameriphone) in September 2003 as President. From 1994 until joining Plantronics, Mr. Trads held various positions within GN ReSound, a manufacturer of hearing aids and audiological measurement equipment. From 1998 to 2003, Mr. Trads served as President of GN ReSounds’ North American operation and from 1994 until 1998 he served as a Senior Vice President at its headquarters in Copenhagen, Denmark where he was a member of the executive management committee and the global management group and also led the sales and marketing organization. From 1991 to 1994 Mr. Trads was Vice President of Sales and Marketing for Dancall Radio, a manufacturer of cell phones and cordless phones. From 1985 to 1991, he held management positions in the distribution and marketing divisions of Bang and Olufsen, a global manufacturer of consumer electronics. He holds a degree in business administration and management from the Copenhagen Business School in Denmark.

Mr. Vanhoutte joined Plantronics in September 2003 as Managing Director, EMEA. From October 2001 until September 2003 he served as Corporate Vice President Marketing at Sony Ericsson Mobile Communications. From October 2000 to October 2001 Mr. Vanhoutte served as Vice President, Strategic Market Development at Ericsson’s Personal Communications Division. From December 1998 until September 2000, he served as Senior Vice President, Products, Marketing and Sales at MCI WorldCom’s International Division in London. From November 1994 until December 1998 Mr. Vanhoutte held various marketing and general management positions at Dell Computer Corporation including, as General Manager for the Business Systems Division in the United States, as Managing Director for Dell Direct in the United Kingdom and Ireland and as Vice President Products, Marketing & Services for EMEA. Beginning in June, 1991 he worked for Nokia Data as Vice President Marketing which was merged into Fujitsu-ICL’s Personal Systems and Client-Server Division where he continued as Vice President of Marketing until November 1994. From 1985 until May 1991 Mr. Vanhoutte worked in various European marketing and division manager roles with Wang Laboratories. He started his career at Arthur Andersen’s Benelux Information Consulting Division in 1977 where he specialized in structured programming and office automation. Mr. Vanhoutte studied Applied Economics and Engineering at the University of Leuven, Belgium.

Mr. Walters has been the Vice President — Operations since April 2000 and is responsible for the worldwide operations of Plantronics. Mr. Walters joined Plantronics in September 1997 as Vice

PART I
Plantronics
2004 Annual Report

President New Product Introduction and directed development of Plantronics e-commerce business before his current assignment. Prior to joining Plantronics, Mr. Walters spent twenty-four years in Silicon Valley firms developing and manufacturing computer systems. Mr. Walters holds both a Bachelor of Science degree and a Masters degree in Industrial Operations from Bradley University.

Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of Plantronics.

Plantronics
2004 Annual Report

Item 2. Properties

Our principal executive offices are located in Santa Cruz, California. Our facilities are located throughout the Americas, Europe, and Asia/ Pacific. As of April 30, 2004, we owned or leased a total of approximately 512,200 square feet of assembly, sales, engineering, and administrative facilities. The table below lists the major facilities owned or leased as of April 30, 2004.

Location	Square Footage	Lease/Own	Primary Use

Chattanooga, Tennessee	11,250	Lease	Administrative, Light Assembly

Hoofddorp, Netherlands	13,928	Lease	Administrative

Santa Cruz, California	79,253	Own	Light Assembly, Sales, Engineering, Administration

Santa Cruz, California	40,892	Own	Light Assembly, Sales, Engineering, Administration

Santa Cruz, California	39,892	Own	Light Assembly, Sales, Engineering, Administration

Santa Cruz, California	18,165	Lease	Light Assembly, Sales, Engineering, Administration

Santa Cruz, California	7,528	Lease	Light Assembly, Sales, Engineering, Administration

Tijuana, Mexico	95,980	Lease	Engineering, Assembly

Tijuana, Mexico	61,785	Lease	Engineering, Assembly

Tijuana, Mexico	56,065	Lease	Engineering, Assembly

Wootton Basset, UK	21,824	Own	Light Assembly, Sales, Engineering, Administration

Wootton Basset, UK	15,970	Own	Light Assembly, Sales, Engineering, Administration

Wootton Basset, UK	5,445	Lease	Light Assembly, Sales, Engineering, Administration

Wootton Basset, UK	5,445	Lease	R&D, Assembly, Sales, Administration

We believe that our existing and planned properties are suitable and adequate for our current business. We also believe that our current premises and our planned manufacturing facility in China will provide sufficient capacity over the next several years.*

Item 3. Legal Proceedings

We are presently engaged in a lawsuit filed on February 8, 2001 in the Superior Court in Santa Clara County, California by GN Hello Direct, Inc. a former Plantronics retail catalog distributor that was acquired by our single largest competitor, GN Netcom. GN Hello Direct makes various claims associated with the termination of the distribution relationship between Plantronics and Hello Direct, including that Hello Direct has suffered approximately $11 million in damages as a result of the breach of contract claim and $30 million in damages for conduct arising at or after termination of the contract.

PART I
Plantronics
2004 Annual Report

This case was tried in October 2003. We were granted summary judgment on GN Hello Direct’s breach of contract claims prior to trial. At trial, GN Hello Direct’s claims against us for Interference with Prospective Economic Advantage were found by the jury to be without merit, and a defense verdict was returned on our behalf. We were awarded approximately $0.8 million with 10% simple interest from March 15, 2001 for product sold by us to GN Hello Direct and for which GN Hello Direct had not paid us. On post trial motions both parties asked for a judgment notwithstanding the verdict on the issue of the product sold by us to GN Hello Direct that was not paid for by GN Hello Direct. The court granted a new trial on this issue alone. In further post trial motions, we received awards of attorneys’ fees and costs of $1.67 million. GN Hello Direct appealed. After briefing on appeal was concluded, the Court of Appeal questioned whether the appeal was timely because the new trial order was not briefed by either side. Therefore, there was arguably not a final judgment from the trial court. The Court of Appeal asked the parties to show cause why the case should not be remanded to the Superior Court to conduct the new trial on the product sold/warranty return issues only. The parties conferred and agreed to settle the product sold/warranty return claims with GN Hello Direct agreeing to pay Plantronics approximately $1.1 million plus 10% simple interest from the date of the judgment. The briefing and remainder of the record on appeal was preserved with an amended judgment. The Appellate Court scheduled the oral argument on the record for June 17, 2004. As lead trial counsel is involved in another trial on that date, oral argument may be rescheduled. We are defending the appeal vigorously.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of Plantronics during the fourth quarter of the fiscal year ended March 31, 2004.

PART II
Plantronics
2004 Annual Report

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our Common Stock is publicly traded on the New York Stock Exchange. The following table sets forth the low and high sales prices for each period indicated.

	Low	High

Fiscal 2003
First Quarter	$16.75	$23.65
Second Quarter	15.26	20.50
Third Quarter	12.41	20.25
Fourth Quarter	12.50	16.75
Fiscal 2004
First Quarter	$14.58	$22.69
Second Quarter	21.37	27.49
Third Quarter	23.91	33.15
Fourth Quarter	32.54	44.15

We paid no cash dividends during fiscal 2003 and 2004, however our Board of Directors is currently reviewing our position regarding dividends subject to various economic factors. Our Credit Agreement with a major bank contains covenants which limit our ability to pay cash dividends on shares of our Common Stock.

There were no stock repurchases for the fourth quarter ended March 31, 2004. See Note 5 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

Certain Equity Compensation Plan Information included in Item 12 of Part III hereof is hereby incorporated into this Item 5 of Part II.

As of April 30, 2004 there were 104 holders of record of our Common Stock.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto

Plantronics
2004 Annual Report

included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

Fiscal year ended March 31, in thousands, except income per share	2000	2001	2002	2003	2004

STATEMENT OF OPERATIONS DATA:
Net sales	$309,143	$390,748	$311,181	$337,508	$416,965
Net income	$64,517	$73,550	$36,248	$41,476	$62,279
Diluted net income per common share	$1.22	$1.38	$0.74	$0.89	$1.31
Shares used in diluted per share calculations	53,019	53,263	49,238	46,584	47,492

	2000	2001	2002	2003	2004

BALANCE SHEET DATA:
Cash, cash equivalents, and marketable securities	$45,309	$73,930	$60,310	$59,725	$180,616
Total assets	168,307	227,877	201,058	205,209	368,252
Long-term debt	—	—	—	—	—
Total stockholders’ equity	$105,376	$173,047	$141,993	$146,930	$299,303

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
Quarter ended in thousands, except income per share	2002	2002	2002	2003

QUARTERLY DATA (UNAUDITED):
Net sales	$80,268	$82,370	$86,811	$88,059
Gross profit	41,458	41,635	42,521	43,329
Net income	$10,174	$11,530	$9,201	$10,571
Diluted net income per common share	$0.21	$0.24	$0.20	$0.23

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
Quarter ended in thousands, except income per share	2003	2003	2003	2004

QUARTERLY DATA (UNAUDITED):
Net sales	$92,786	$95,117	$107,622	$121,440
Gross profit	45,467	48,766	56,241	65,496
Net income	$11,341	$12,373	$17,619	$20,946
Diluted net income per common share	$0.25	$0.27	$0.37	$0.42

Note: The second quarter of fiscal 2003 includes a favorable tax effect relating to an expiration of statutes of limitations and a favorable tax assessment that lowered our effective tax rate and increased diluted net income per common share by $0.03. For fiscal 2003 this favorable tax effect increased diluted net income per common share by $0.04, due to the lower weighted average shares outstanding for the year as compared to the second quarter. Diluted net income per common share for the fourth quarter of fiscal 2004 included a favorable tax effect resulting from higher profit in lower taxed regions which reduced our effective tax rate for the fiscal year from our previous estimate of 30% to 28%.

PART II
Plantronics
2004 Annual Report

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” and include, but are not necessarily limited to, all of the statements marked below with an asterisk (“*”). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including but not limited to the following: the office, contact center, mobile, computer, residential, and other specialty product markets not developing as we expect; and a failure to respond adequately to either changes in technology or customer preferences. For a discussion of such factors, this Annual Report on Form 10-K should be read in conjunction with the “Risk Factors Affecting Future Operating Results,” included herein. The following discussions titled “Annual Results of Operations” and “Financial Condition” should be read in conjunction with those risk factors, the consolidated financial statements and related notes included elsewhere herein.

OVERVIEW

We are a leading worldwide designer, manufacturer and marketer of lightweight communications headsets for phones and cell phones, telephone headset systems, accessories and related services for business and personal use. In addition, we manufacture and market specialty telephone products, such as telephones for the hearing-impaired and other related products for people with special communications needs.

We are a global company, and sell our broad range of communications products into more than 70 countries through a worldwide network of distributors, OEMs, wireless carriers, retailers and telephony service providers. We have well-developed distribution channels in North America and Europe, where headset use is fairly widespread. Our distribution channels in other regions of the world are less mature and primarily serve the contact center market in those regions.

Our revenues grew significantly during the fiscal year ended March 31, 2004, primarily on the strength of new products in general, and headsets for mobile phones, in particular. The mobile market has experienced strong growth due to a number of factors including hands-free legislation in the U.K. and Italy and a strong assortment of new phones on the market. In addition, we believe our market share for headsets for mobile phone applications has increased, but that the level of market share we experienced recently may be unsustainable.* Markets for wireless headsets are growing and the need for hands-free communication tools has led to greater acceptance of our wireless products.

We have been able to improve our production and cost effectiveness and exceeded our operating margin target of 20% in fiscal year 2004. During fiscal year 2004, our overhead costs remained fairly constant due to productivity improvements and manufacturing efficiencies which resulted in an increase in our gross margin percentage as compared to fiscal year 2003. Increases in our operating expenses as compared to fiscal year 2003 were primarily driven by variable sales and marketing expenses commensurate with our overall increase in sales and the foreign exchange effects of a weak dollar vs. the Euro and the Great British Pound on expenses in our international operations. However, as a percentage of sales, our operating expenses decreased in fiscal year 2004, which contributed to our overall increase in operating income. For the year ended March 31, 2004, our operating margin improved to 20.3% from 16.1% in the previous fiscal year. We have established a target of 21% for operating margin for fiscal year 2005.

Plantronics
2004 Annual Report

In addition, during fiscal year 2004, we generated $72.4 million in operating cash flows, which significantly contributed to the increase in our liquidity and cash balances at March 31, 2004.

We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements.

ANNUAL RESULTS OF OPERATIONS

Net Sales. Net sales in fiscal 2004 increased 23.6% to $417.0 million compared to $337.5 million in fiscal 2003, which in turn increased 8.5% compared to fiscal 2002 net sales of $311.2 million. Fiscal years 2002 and 2003 contained 52 weeks and fiscal year 2004 contained 53 weeks.

In comparison to fiscal 2003, revenues for fiscal 2004 were stronger across all of our product lines, and were driven primarily by sales of new products. Both domestic and international revenues were up, resulting in part from recent hands-free legislation, increased demand for headsets for mobile phones and for wireless headsets for the office, the incremental sales from the additional 53rd week and the favorable effects of foreign exchange rates on international revenues. The incremental effect of the 53rd week contributed approximately $8.7 million or 2.1% of the increase year over year based on a linear calculation. Our headsets for mobile phones includes both corded headsets sold to U.S. wireless carriers and Bluetooth based headsets sold primarily for use in Europe with yearly sales up 84.3% over the prior fiscal year. Our office and contact center products business grew 12.1% from the prior year, primarily driven by the continued ramp of our CS60 product in Europe, a wireless headset for DECT-based office phones. In the U.S., office and contact center product sales were favorably affected by the launch of our CS50 product, a wireless headset for 900MHz-based office phones. Computer audio product sales grew 28% as compared to the prior year. Computer audio product growth was primarily a broadbased growth as a result of expanded retail distribution channels.

In fiscal 2003, our sales growth was primarily attributable to revenues from new products developed within the prior 24 months including office, mobile and computer products and to the addition of the acquired Ameriphone products for a full fiscal year, which contributed approximately $10.8 million of the total growth. Compared to fiscal 2002, on a worldwide basis, fiscal 2003 revenues increased in all major geographies and channels.

Domestic sales increased 21.1% to $277.2 million in fiscal 2004, compared to an increase of 7.2% to $228.9 million in fiscal 2003 from $213.7 million in fiscal 2002. Domestic sales in fiscal 2004 as compared to fiscal 2003 increased in all major U.S. channels, with the most significant increase in our OEM distribution channel. Domestic sales in fiscal 2003 as compared to fiscal 2002 increased in all major U.S. channels, with the exception of OEM, with the most significant increases in sales through our retail channel and sales of our Clarity (formerly Walker – Ameriphone) products for the hearing impaired.

International sales accounted for approximately 33.5% of total net sales in fiscal 2004, up from 32.2% of total net sales in fiscal 2003 and 31.3% in fiscal 2002. International sales in fiscal 2004 as compared to fiscal 2003 increased 28.7% to $139.7 million compared to $108.6 million in fiscal 2003, which in turn increased 11.3% compared to $97.5 million in fiscal 2002. The sales increase in fiscal 2004 reflected growth in each of the European, Asia Pacific/ Latin American and Canadian regions and was favorably affected by the continued strengthening of the Euro and the Great British Pound against the U.S. dollar and new product introductions during the year, as well as sales from the extra week in fiscal 2004.

International sales in fiscal 2003 increased as compared to fiscal 2002, in each of the European, Asia Pacific/ Latin American and Canadian regions reflecting the continued strengthening against the U.S. dollar of the Euro and the Great British Pound during the year.

Gross Profit. Gross profit in fiscal 2004 increased 27.8% to $216.0 million (51.8% of net sales), compared to $168.9 million (50.1% of net sales) in fiscal 2003. Gross profit in fiscal 2003 increased 14.3% compared

PART II
Plantronics
2004 Annual Report

to gross profit of $147.8 million (47.5% of net sales) in fiscal 2002. In fiscal 2004, the increase in gross profit as a percentage of net sales was favorably affected by foreign exchange rates, manufacturing efficiencies from higher volume associated with increased sales and the continued cost reduction efforts during the year.

In fiscal 2003, the increase in gross profit as a percentage of net sales was favorably affected by foreign exchange rates and the achievement of cost reduction goals during the year. Sales of the acquired Ameriphone products, which had slightly better margins than the average of our other products during fiscal 2003, also contributed modestly to the gross margin improvement in fiscal 2003. In addition, we were successful at better inventory management, which led to lower requirements for provisions relating to excess and obsolete material. We also experienced lower requirements for warranty and improved factory utilization due to higher volumes on relatively fixed manufacturing overhead.

Research, Development and Engineering. Research, development and engineering expenses in fiscal 2004 increased 4.7% to $35.5 million (8.5% of net sales), compared to $33.9 million (10.0% of net sales) in fiscal 2003. Research, development and engineering expenses in fiscal 2003 increased 11.8% compared to $30.3 million (9.7% of net sales) in fiscal 2002. The increase in absolute dollars in these expenses in fiscal 2004 reflected our continued support of new product introductions, with particular emphasis on mobile and wireless headset development. We expect our research and development expenses to increase in fiscal 2005 as we continue our development efforts in the mobile and wireless areas.* The increases in these expenses in fiscal 2003 reflected a marked increase in the number of products in the pipeline at a particularly active stage of development, our continued investment in new product development including Bluetooth and other wireless technologies, and a general broadening of our product line in each of our markets.

Selling, General and Administrative. Selling, general and administrative expenses in fiscal 2004 increased 18.8% to $95.8 million (23.0% of net sales), compared to $80.6 million (23.9% of net sales) in fiscal 2003. Selling, general and administrative expenses in fiscal 2003 increased 5.7% compared to $76.3 million (24.5% of net sales) in fiscal 2002. The overall increase in the level of spending in fiscal 2004 and 2003 was to support increased revenues with sales and marketing programs capitalizing on legislation for hands-free devices and also reflected the strengthening of the Euro and the Great British Pound against the dollar during the year, which increased the cost of marketing programs in Europe. General and administrative expenses increased as a percentage of net sales in fiscal 2004 compared to fiscal 2003, mainly driven by unfavorable foreign exchange rates. General and administrative expenses in fiscal 2003 increased as a percentage of net sales from fiscal 2002, mainly driven by higher legal expenses, a larger provision for doubtful accounts, and the inclusion of a full year of expenses relating to Ameriphone.

Operating Income. Operating income in fiscal 2004 increased 55.6% to $84.8 million (20.3% of net sales), compared to $54.5 million (16.1% of net sales) in fiscal 2003. Operating income in fiscal 2003 increased 32.0% compared to $41.3 million (13.3% of net sales) in fiscal 2002. In fiscal 2004, the increase in operating income over fiscal 2003 was primarily driven by higher net sales and improved gross margins due to economies of scale, offset in part by higher operating expenses and unfavorable product mix. In fiscal 2003, the increase in operating income over fiscal 2002 was primarily driven by improved gross margin on higher net sales.

Interest and Other Income, Net. Interest and other income, net in fiscal 2004 decreased $0.6 million to $1.7 million compared to $2.3 million in fiscal 2003, which in turn increased $0.4 million compared to $1.9 million in fiscal 2002. The decrease in interest and other income, net in fiscal 2004 was primarily attributable to unfavorable foreign exchange rates on both the Euro and the Great British Pound. The increase in interest and other income, net in fiscal 2003 compared to fiscal 2002 was due to foreign exchange gains as the Euro and Great British Pound values strengthened against the dollar. Foreign currency transaction gains, net of the effect of hedging activity for each of fiscal 2004 and 2003 were

Plantronics
2004 Annual Report

$0.9 million. Foreign currency transaction losses, net of the effect of hedging activity, for fiscal 2002 was $0.4 million.

Income Tax Expense. In fiscal 2004, 2003, and 2002, income tax expense was $24.2 million, $15.3 million, and $7.0 million, respectively. Our effective tax rates for these years were 28.0%, 26.9%, and 16.1%, respectively. In fiscal 2003 and fiscal 2002, our effective tax rates included benefits of $1.7 million and $5.1 million, respectively, due to the expiration of statutes of limitations and a favorable tax assessment. In fiscal 2005, we expect the effective tax rate to be approximately 28%.*

FINANCIAL CONDITION

Operating Activities. During fiscal year 2004, we generated $72.4 million of cash from operating activities, due primarily to $62.3 million in net income, an income tax benefit of $24.3 million associated with the exercise of stock options, depreciation and amortization of $12.4 million, an increase in accrued liabilities of $9.2 million, an increase in accounts payable of $5.5 million, offset by an increase of $14.5 million in accounts receivable, a decrease in deferred income taxes of $8.8 million, an increase in other current assets of $7.6 million, an increase of $7.0 million in inventory, and a decrease of $2.9 million in income taxes payable. In comparison, we generated $50.1 million in cash from operating activities for the fiscal year 2003, due mainly to $41.5 million in net income, depreciation and amortization of $11.5 million, an income tax benefit of $2.4 million associated with the exercise of stock options, a decrease of $2.3 million in inventory and an increase of $1.4 million in accrued liabilities, respectively, offset by an increase of $6.7 million in accounts receivable and a decrease of $3.4 million in income taxes payable.

Investing Activities. During fiscal 2004, we purchased capital assets of $16.9 million, which included the land and facilities purchase of our previously leased facilities in Swindon, U.K. for approximately $5.6 million. We believe that this purchase could yield an attractive return on investment as well as lower our annual operating costs in comparison to leasing.* The remainder of the capital purchases were incurred principally in tooling for new products, furniture and fixtures and leasehold improvements for facilities expansion. We also received $5.0 million in proceeds from maturities of marketable securities.

During fiscal 2003, we purchased marketable securities of $13.0 million and received proceeds from maturities of marketable securities of $25.3 million. Expenditures for capital assets of $11.8 million were incurred principally in tooling for new products, furniture and fixtures and leasehold improvements for facilities expansion.

Financing Activities. During the fiscal year ended March 31, 2004, we repurchased 122,800 shares of our Common Stock for $1.8 million at an average price of $14.93 per share, and reissued through employee benefit plans 183,174 shares of our treasury stock for $3.3 million. As of March 31, 2004, we remained authorized to repurchase 142,600 shares under all repurchase plans. We also received $63.9 million in proceeds from the exercise of stock options during the fiscal year ended March 31, 2004. In the fiscal year ended March 31, 2003, we repurchased 2.9 million shares of our Common Stock for $44.8 million at an average price of $15.56 per share, and reissued through employee benefit plans 152,700 shares of our treasury stock for $2.2 million. We also received $2.2 million in proceeds from the exercise of stock options during the fiscal year ended March 31, 2003.

Liquidity and Capital Resources. We generated positive cash flows from operations for fiscal 2004 and fiscal 2003 totaling $72.4 million and $50.1 million, respectively. Our primary cash requirements have been, and are expected to continue to be, for capital expenditures including investment in manufacturing operations in China and tooling for new products and leasehold improvements for facilities improvements and expansion.* We estimate that fiscal 2005 capital expenditures will be approximately $28 million.* As of the end of fiscal 2004, we had working capital of $249.4 million, including $180.6 million of cash and cash equivalents compared with working capital of $103.6 million, including

PART II
Plantronics
2004 Annual Report

$59.7 million of cash, cash equivalents and marketable securities, as of the end of fiscal 2003. During the next 12 to 18 months, we are planning or considering certain other capital expenditures related to facilities, including, among other things, the continued upgrade of our corporate offices in Santa Cruz, California, and the development of a factory and development center in China.* Subsequent to year-end we leased land use rights for the factory development center in China. The total capital cost of these initiatives are uncertain and could range from $10 to $20 million.*

We have a revolving credit facility with a major bank for $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2005. As of April 30, 2004 we had no cash borrowings under the revolving credit facility and $1.2 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

Throughout fiscal 2003 and 2004, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

In April of 2003, Plantronics began an additional hedging program to hedge a portion of Euro and Great British Pound revenues with put and call option contracts. We record on the balance sheet at each reporting period the net fair value of our unrealized option contracts. Gains and losses associated with realized option contracts are recorded against revenue.

OFF BALANCE SHEET ARRANGEMENTS

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

The following table summarizes our contractual obligations that were reasonably likely to occur as of March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

		Less than	1-3	3-5	More than
March 31, 2004, in thousands	Total	1 year	years	years	5 years

Operating leases	$(4,745)	$(2,055)	$(1,321)	$(962)	$(407)
Unconditional purchase obligations	(30,688)	(30,688)
Foreign exchange contracts	(10,591)	(10,591)

Total contractual cash obligations	$(46,024)	$(43,334)	$(1,321)	$(962)	$(407)

We believe that our current cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to fund operations for at least the next 12 months.* However, any projections of future financial needs and sources of working capital are subject to uncertainty. See

Plantronics
2004 Annual Report

“Certain Forward-Looking Information” and “Risk Factors Affecting Future Operating Results” included herein, for factors that could affect our estimates of future financial needs and sources of working capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon Plantronics’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from those estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. We recognize revenue net of estimated product returns and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs. Product returns are provided against revenues upon shipment, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates. Should product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period, on estimates for what is due to resellers for estimated credits earned during the period and any adjustments for credits based on actual activity. If market conditions warrant, Plantronics may take action to stimulate demand, which could include increasing promotional programs, decreasing prices or increasing discounts. Such actions could result in incremental reductions to revenue and margin at the time incentives are offered. To the extent that we reduce pricing, we may incur reductions to revenue for price protection based on our estimate of inventory in the channel that is subject to such pricing actions.

Accounts Receivable. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. Plantronics maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is reviewed monthly and adjusted if deemed necessary. If the financial condition of our customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. We write down our inventory for estimated excess and obsolete inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for Plantronics’ products and corresponding demand decline, then additional write downs may be necessary.

Warranty. We provide for the estimated cost of warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates and our costs to repair or replace the products. Should actual failure rates and costs differ from our estimates, revisions to the warranty obligation may be required.

PART II
Plantronics
2004 Annual Report

Goodwill and Intangibles. As a result of acquisitions we have made, we have goodwill and intangible assets on our balance sheet. These assets affect the amount of future amortization expense and possible impairment charges that we may incur. The determination of the value of goodwill and intangible assets, as well as the useful life of amortizable intangible assets, requires management to make estimates and assumptions that affect our financial statements. We perform an annual impairment review of goodwill and intangible assets. If actual or expected revenue significantly declines, we may be required to record an impairment charge.

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

A significant portion of our sales come from the contact center market and a decline in demand in that market could materially adversely affect our results.

We derive approximately 25% to 35% of our net sales from the contact center market and we expect that this market will continue to account for a significant portion of our net sales. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could be flat or decline in response to various factors. For example, legislation enabling consumers to block telemarketing calls may adversely affect growth in the contact center market. A deterioration in general economic conditions could result in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, which may continue to negatively affect our business. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products that contact center agents use than would a company serving a broader market. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

In addition, we are seeing a proliferation of speech-activated and voice interactive software in the market place. We have been re-assessing long-term growth prospects for the contact center market given the growth rate and the advancement of these new voice recognition-based technologies. Businesses that first embraced them to resolve labor shortages at the peak of the last economic up cycle are now increasing spending on these technologies in hopes of reducing total costs. We may experience a decline in our sales to the contact center market if businesses increase their adoption of speech-activated and voice interactive software as an alternative to customer service agents. Should this trend continue, it could cause a net reduction in contact center agents and our revenues to this market segment could decline rather than grow in future years.

Plantronics
2004 Annual Report

New product development is risky, and our business will be materially adversely affected if we do not respond to changing customer requirements and new technologies.

Historically, the technology used in lightweight communications headsets has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. The technology used in hands-free communications devices, including our products, is evolving more rapidly now than it has historically and we anticipate that this trend may accelerate. We believe this is particularly true for our newer emerging technology products especially in the mobile, computer, residential and certain parts of the office markets. We believe products designed to serve these markets generally exhibit shorter lifecycles and are increasingly based on open standards and protocols. As we develop new generations of products more quickly, we expect that the pace of product obsolescence will, increase concurrently. The disposition of inventories of obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.

Our success depends upon our ability to enhance existing products, to respond to changing market requirements, and to develop and introduce in a timely manner new products that keep pace with technological developments and end-user requirements. The technologies, products and solutions that we choose to pursue may not become as commercially successful as we planned. We may experience difficulties in realizing the expected benefits from our investments in new technologies. If we are unable to develop and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, including changing fashion trends and styles, it will materially adversely affect our business, financial condition and results of operations.

We depend on the development of the office, mobile, computer and residential markets, and we could be materially adversely affected if they do not develop as we expect.

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

These headset markets are also subject to general economic conditions and if there is a slowing of national or international economic growth, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock. In particular, we are under obligation to absorb from our retailers products which have failed to sell as expected, and in some instances, such products may be returned to our inventory. Should product returns vary significantly from our estimate, then our estimated returns, which net against revenue, may need to be revised.

We have strong competitors and expect to face additional competition in the future.

The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Currently, our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. Internationally, Sennheiser Communications is a significant competitor in the computer, office and contact center market.

We currently operate principally in a multilevel distribution model — we sell most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom’s acquisitions indicate it may be

PART II
Plantronics
2004 Annual Report

moving towards a direct sales model, since six of their nine acquisitions were of companies employing direct sales and marketing models. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices which could materially adversely affect our business and results of operations.

We also expect to face additional competition from companies that currently do not offer communications headsets. We believe that this is particularly true in the office, mobile, computer and residential markets. For example, the Sony-Ericsson joint venture has also announced the launch of several Bluetooth hands-free solutions.

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

We also expect to face additional competition from companies, principally located in the Far East, which offer very low cost headset products, including products which are modeled on, or are direct copies of our products. These new competitors are likely to offer very low cost products which may result in price pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

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

Historically, we have generally been able to increase production to meet increasing demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast. We have experienced sharp fluctuations in demand, especially for headsets for wireless and cellular phones. Significant unanticipated fluctuations in demand and the global trend towards consignment of products could cause the following operating problems, among others:

•	If forecasted demand does not develop, we could have excess inventory and excess capacity. Over forecast of demand could result in higher inventories of finished products, components and subassemblies. If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins.

•	If demand increases beyond that forecasted, we would have to rapidly increase production. We depend on suppliers to provide additional volumes of components and subassemblies, and are experiencing greater dependencies on single source suppliers. Therefore, we might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to competitive sources of supply to meet their needs, there could be a long-term impact on our revenues.

•	Rapid increases in production levels to meet unanticipated demand could result in higher costs for components and subassemblies, increased expenditures for freight to expedite delivery of required materials, and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins.

•	The introduction of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties, including: developing and marketing these wireless headset products; unforeseen delays or difficulties in introducing and achieving volume production of such products; our dependence on third parties to supply key

Plantronics
2004 Annual Report

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

Future acquisitions involve material risks.

We may in the future acquire other companies. There are inherent risks in acquiring other companies or businesses that could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with acquisitions include, among others:

•	cultural differences in the conduct of business;

•	difficulties in integration of the operations, technologies, and products of the acquired company;

•	the risk that the consolidation of the acquired company may not produce the enhanced efficiencies or be as successful as we may have anticipated;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	difficulties in integrating the transactions and business information systems of the acquired company; and

•	the potential loss of key employees of the acquired company.

Mergers and acquisitions, particularly those of high-technology companies, are inherently risky, and no assurance can be given that future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must also manage any acquisition related growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

The failure of our suppliers to provide quality components or services in a timely manner could adversely affect our results.

Our growth and ability to meet customer demands depend in part on our capability to obtain timely deliveries of raw materials, components, subassemblies and products from our suppliers. We buy raw materials, components and subassemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, subassemblies and finished products entails various risks, including the following:

•	We obtain certain raw materials, subassemblies, components and products from single suppliers and alternate sources for these items are not readily available. To date, we have experienced only minor interruptions in the supply of these raw materials, subassemblies, components and products, none of which has significantly affected our results of operations. Adverse economic conditions could lead to a higher risk of failure of our suppliers to remain in business or to be able to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the parts we need. An interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations.

PART II
Plantronics
2004 Annual Report

•	Prices of raw materials, components and subassemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

•	Due to the lead times required to obtain certain raw materials, subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, subassemblies, components and products. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs. Failure in the future to match the timing of purchases of raw materials, subassemblies, components and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affecting our business, financial condition and results of operations.

•	Most of our suppliers are not obligated to continue to provide us with raw materials, components and subassemblies. Rather, we buy most raw materials, components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those raw materials, components and subassemblies. This would materially adversely affect our business, financial condition and results of operations.

•	Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permits us to work with only a single source of silicon chip-sets on any particular new product. We, or our chosen supplier of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet time to market schedules. Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, and/or the inability to meet our customer demand for these new products. Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors.

We sell our products through various channels of distribution that can be volatile.

We sell substantially all of our products through distributors, retailers, OEM’s and telephony service providers. Our existing relationships with these parties are not exclusive and can be terminated by either party without cause. Our channel partners also sell or can potentially sell products offered by our competitors. To the extent that our competitors offer our channel partners more favorable terms, such partners may decline to carry, de-emphasize or discontinue carrying our products. In the future, we may not be able to retain or attract a sufficient number of qualified channel partners. Further, such partners may not recommend, or continue to recommend, our products. In the future, our OEM customers or potential OEM customers may elect to manufacture their own products, similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEM’s, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition or results of operations.

As a result of the growth of our mobile headset business, our customer mix is changing and certain OEM’s and wireless carriers are becoming significant. This greater reliance on certain large customers could increase the volatility of our revenues and earnings. In particular, we have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time. If we are unable to anticipate the purchase requirements of these customers, our quarterly revenues may be adversely affected and/or we may be exposed to large volumes of inventory that cannot be immediately resold to other customers.

Plantronics
2004 Annual Report

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

•	uncertain economic conditions and the decline in investor confidence in the market place;

•	the announcement of new products or product enhancements by us or our competitors;

•	the loss of services of one or more of our executive officers or other key employees;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in our published forecasts of future results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	general market conditions; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular, and that have often been unrelated to the operating performance of these companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, could materially adversely affect the market price of our common stock.

The majority of our revenues come from products currently produced in our facilities in Tijuana, Mexico.

The majority of our revenues come from products that are produced in our facilities in Tijuana, Mexico. A fire, flood or earthquake, political unrest or other disaster or condition affecting our facilities could have a material adverse effect on our business, financial condition and results of operations. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict their occurrence, duration or cessation. While we have developed a disaster recovery plan and believe we are adequately insured with respect to these facilities, we may be unable to implement the plan effectively or to recover under applicable insurance policies.

Changes in stock option accounting rules may adversely impact our operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

During March 2004 the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” The proposed statement eliminates the treatment for share-based

PART II
Plantronics
2004 Annual Report

transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use to estimate the fair value of our options under SFAS 123 disclosure provisions.

The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated results of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 2 of the Notes to the consolidated financial statements). This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace. We believe that the expected expense related to the fair value of our stock options under the Binomial Model as proposed by the FASB will be slightly less than the Black-Scholes valuation approach.*

We have significant foreign operations and there are inherent risks in operating abroad.

During fiscal year 2004, approximately 33.5% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

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

Plantronics
2004 Annual Report

We have intellectual property rights that could be infringed by others and we are potentially at risk of infringement of the intellectual property rights of others.

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 81 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management’s attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones. We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but that research in this area is incomplete. We have tested our headsets through independent laboratories and have found that use of our headsets reduces radio frequency emissions at the user’s head to virtually zero. However, if research was to establish a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for mobile phones, which reduces demands for headset products.

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

PART II
Plantronics
2004 Annual Report

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

We are actively working to gain an understanding of the complete requirements concerning the removal of certain potentially environmentally sensitive materials from our products to comply with the European Union Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment (“ROHS”) and on Waste Electrical and Electronic Equipment (“WEEE”). Some of our customers are requesting that we implement these new compliance standards sooner than the legislation would require. While we believe that we will have the resources and ability to fully meet our customers’ requests, and spirit of the ROHS and WEEE directives, if unusual occurrences arise or if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to meet the aggressive schedule set by our customers or comply with the legislation as passed by the EU member states. If that were to happen, a material negative effect on our financial results may occur.

Our business could be materially adversely affected if we lose the benefit of the services of key personnel.

Our success depends to a significant extent upon the services of a limited number of executive officers and other key employees. The unanticipated loss of the services of one or more of our executive officers or key employees could have a material adverse effect upon our business, financial condition and results of operations.

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

While we believe that we currently have adequate control structures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes Oxley Act of 2002.

We are working diligently toward evaluating our internal controls systems in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by this legislation. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act. As a result, we expect to incur additional expenses and diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory

Plantronics
2004 Annual Report

authorities, such as the Securities Exchange Commission or the New York Stock Exchange. Any such action could adversely effect our financial results.

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

In the first quarter of calendar year 2002, our board of directors adopted a stockholder rights plan, pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of April 12, 2002. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors Affecting Future Operating Results.”

INTEREST RATE RISK

At March 31, 2004, we had cash and cash equivalents totaling $180.6 million, compared to $54.7 million at March 31, 2003. At March 31, 2004, we had no marketable securities compared to $5.0 million at March 31, 2003. Cash equivalents have a maturity when purchased of 90 days or less; marketable securities have a maturity of greater than 90 days, but less than one year. As of March 31, 2004, we were not exposed to significant interest rate risk as all of our cash and cash equivalents were invested in securities or interest bearing accounts with maturities of less than 90 days. The average maturity period for our investments at March 31, 2004 was less than three months. The taxable equivalent interest rates locked in on those investments averaged 1.59%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/ P1 and money market mutual funds with minimum ratings of AAA.

We have a revolving credit facility with a major bank for $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2005. As of April 30, 2004 we had no cash borrowings under the revolving credit facility and $1.2 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

FOREIGN CURRENCY EXCHANGE RATE RISK

Approximately 33.5% of our fiscal 2004 revenue was derived from sales outside of the United States, with approximately 22.5% denominated in foreign currencies, predominately the Great British Pound and the

PART II
Plantronics
2004 Annual Report

Euro. Approximately 32.2% of our fiscal 2003 revenue was derived from sales outside of the United States, with approximately 22.1% denominated predominately in the Great British Pound and the Euro. Approximately 31.3% of fiscal 2002 revenue was derived from sales outside the Unties States, with approximately 20.2% denominated in the Great British Pound and the Euro. During fiscal 2002 we did not engage in any hedging activities. In fiscal 2003, and 2004 we engaged in a hedging strategy to minimize the effect of currency fluctuations. Specifically, we hedged our European transaction exposure, hedging both our Great British Pound and Euro positions. During fiscal 2004, we expanded our hedging activities to include a hedging program to hedge our economic exposure by hedging a portion of Euro and Great British Pound denominated sales. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

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

		Net
		Underlying		FX Gain	FX Gain
		Foreign	Net Exposed	(Loss) From	(Loss) From
	USD Value	Currency	Long (Short)	10%	10%
	of Net FX	Transaction	Currency	Appreciation	Depreciation
March 31, 2004, in millions	Contracts	Exposures	Position	of USD	of USD

Currency — forward contracts
Euro	$7.8	$13.4	$(5.6)	$(0.6)	$0.5
Great British Pound	1.1	5.1	(4.0)	(0.4)	0.4
Net position	$8.9	$18.5	$(9.6)	$(1.0)	$0.9

As of March 31, 2004, we had foreign currency call option contracts of approximately €26.1 million and £9.6 million denominated in Euros and Great British Pounds, respectively. As of March 31, 2004, we also had foreign currency put option contracts of approximately €26.1 million and £9.6 million denominated in Euros and Great British Pounds, respectively. Collectively our option contracts hedge against a portion of our forecasted foreign denominated sales. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency option contracts. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a gain of $4.1 million or a loss of $4.5 million.

Plantronics
2004 Annual Report

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

		FX Gain	FX Gain
		(Loss) From	(Loss) From
	USD Value	10%	10%
March 31, 2004,	of Net FX	Appreciation	Depreciation
in millions	Contracts	of USD	of USD

Currency — option contracts
Call options	$(58.5)	$2.2	$(3.9)
Put options	56.2	1.9	(0.6)
Net position	$(2.3)	$4.1	$(4.5)

PART II
Plantronics
2004 Annual Report

Item 8.    Financial Statements and Supplementary Data

Item 6, quarterly financial data, is incorporated herein by this reference.

PLANTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, in thousands, except per share data	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$54,704	$180,616
Marketable securities	5,021	—
Accounts receivable, net	50,503	64,999
Inventory, net	33,758	40,762
Deferred income taxes	6,357	13,967
Other current assets	2,674	10,283

Total current assets	153,017	310,627
Property, plant and equipment, net	36,957	42,124
Intangibles, net	3,682	3,440
Goodwill, net	9,386	9,386
Other assets	2,167	2,675

Total assets	$205,209	$368,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,596	$19,075
Accrued liabilities	27,235	36,469
Income taxes payable	8,581	5,686

Total current liabilities	49,412	61,230
Deferred tax liability	8,867	7,719

Total liabilities	58,279	68,949

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 59,728 shares and 63,635 shares issued at 2003 and 2004, respectively	597	636
Additional paid-in capital	158,160	248,495
Accumulated other comprehensive income	209	681
Retained earnings	285,350	347,629

	444,316	597,441
Less: Treasury stock (common: 16,090 and 16,029 shares at 2003 and 2004, respectively) at cost	(297,386)	(298,138)

Total stockholders’ equity	146,930	299,303

Total liabilities and stockholders’ equity	$205,209	$368,252

The accompanying notes are an integral part of these consolidated financial statements.

Plantronics
2004 Annual Report

PLANTRONICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal year ended March 31, in thousands, except income per share	2002	2003	2004

Net sales	$311,181	$337,508	$416,965
Cost of sales	163,336	168,565	200,995

Gross profit	147,845	168,943	215,970

Operating expenses:
Research, development and engineering	30,303	33,877	35,460
Selling, general and administrative	76,273	80,605	95,756

Total operating expenses	106,576	114,482	131,216

Operating income	41,269	54,461	84,754
Interest and other income, net	1,931	2,299	1,745

Income before income taxes	43,200	56,760	86,499
Income tax expense	6,952	15,284	24,220

Net income	$36,248	$41,476	$62,279

Net income per share — basic	$0.77	$0.92	$1.39
Shares used in basic per share calculations	47,304	45,187	44,830
Net income per share — diluted	$0.74	$0.89	$1.31
Shares used in diluted per share calculations	49,238	46,584	47,492

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Plantronics
2004 Annual Report

PLANTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended March 31, in thousands	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,248	$41,476	$62,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,464	11,482	12,353
Deferred income taxes	1,028	1,211	(8,758)
Income tax benefit associated with stock options	1,106	2,389	24,263
Loss on disposal of fixed assets	142	17	261
Changes in assets and liabilities, excluding effects of acquisition:
Accounts receivable, net	12,559	(6,665)	(14,496)
Inventory, net	14,532	2,345	(7,004)
Other current assets	316	(222)	(7,609)
Other assets	(27)	548	(714)
Accounts payable	2,531	(475)	5,479
Accrued liabilities	(517)	1,367	9,234
Income taxes payable	(558)	(3,380)	(2,895)

Cash provided by operating activities	76,824	50,093	72,393

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	23,143	25,263	5,021
Purchase of marketable securities	(27,271)	(13,020)	—
Capital expenditures and other assets	(11,368)	(11,752)	(16,883)
Acquisition of Ameriphone, net of cash acquired	(10,416)	—	—
Purchase of equity investment	—	—	(450)

Cash provided by (used for) investing activities	(25,912)	491	(12,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(72,082)	(44,826)	(1,833)
Proceeds from sale of treasury stock	2,516	2,245	3,292
Proceeds from exercise of stock options	1,189	2,241	63,900

Cash provided by (used for) financing activities	(68,377)	(40,340)	65,359

Effect of exchange rate changes on cash and cash equivalents	(31)	1,412	472

Net increase (decrease) in cash and cash equivalents	(17,496)	11,656	125,912
Cash and cash equivalents at beginning of year	60,544	43,048	54,704

Cash and cash equivalents at end of year	$43,048	$54,704	$180,616

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$112	$132	$121
Income taxes	$11,778	$16,194	$19,545

The accompanying notes are an integral part of these consolidated financial statements.

Plantronics
2004 Annual Report

PLANTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other			Total
			Additional	Compre-			Stock-
	Common Stock		Paid-In	hensive	Retained	Treasury	holders’
In thousands, except share amounts	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at March 31, 2001	49,179,438	$591	$148,188	$(1,172)	$207,626	$(182,186)	$173,047

Net income	—	—	—	—	36,248	—	36,248
Foreign currency translation adjustments	—	—	—	(31)	—	—	(31)

Comprehensive income							36,217

Exercise of stock options	127,449	1	1,188	—	—	—	1,189
Income tax benefit associated with stock options	—	—	1,106	—	—	—	1,106
Purchase of treasury stock	(3,581,421)	—	—	—	—	(72,082)	(72,082)
Sale of treasury stock	133,110	—	1,712	—	—	804	2,516

Balance at March 31, 2002	45,858,576	592	152,194	(1,203)	243,874	(253,464)	141,993

Net income	—	—	—	—	41,476	—	41,476
Foreign currency translation adjustments	—	—	—	1,412	—	—	1,412

Comprehensive income							42,888

Exercise of stock options	502,147	5	2,236	—	—	—	2,241
Income tax benefit associated with stock options	—	—	2,389	—	—	—	2,389
Purchase of treasury stock	(2,874,800)	—	—	—	—	(44,826)	(44,826)
Sale of treasury stock	152,700	—	1,341	—	—	904	2,245

Balance at March 31, 2003	43,638,623	597	158,160	209	285,350	(297,386)	146,930

Net income	—	—	—	—	62,279	—	62,279
Foreign currency translation adjustments	—	—	—	2,409	—	—	2,409
Unrealized loss on hedges	—	—	—	(1,937)	—	—	(1,937)

Comprehensive income							62,751

Exercise of stock options	3,907,112	39	63,861	—	—	—	63,900
Income tax benefit associated with stock options	—	—	24,263	—	—	—	24,263
Purchase of treasury stock	(122,800)	—	—	—	—	(1,833)	(1,833)
Sale of treasury stock	183,174	—	2,211	—	—	1,081	3,292

Balance at March 31, 2004	47,606,109	$636	$248,495	$681	$347,629	$(298,138)	$299,303

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Plantronics
2004 Annual Report

PLANTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Plantronics, Inc. is a leading worldwide designer, manufacturer and marketer of lightweight communications headsets for phones and cell phones, telephone headset systems, accessories and related services for business and personal use. In addition, we manufacture and market specialty products, such as telephones for the hearing-impaired and other related products for people with special communications needs and headset solutions for the aviation market.

2.    Summary of Significant Accounting Policies

MANAGEMENT’S USE OF ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Plantronics and its subsidiary companies. Intercompany transactions and balances have been eliminated upon consolidation.

FISCAL YEAR. Our fiscal year end is the Saturday closest to March 31. For purposes of presentation, we have indicated our accounting year ended on March 31. Results of operations for the fiscal years 2002 and 2003 included 52 weeks, while our fiscal year 2004 included 53 weeks.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES. We consider all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments maturing between 3 and 12 months from the date of purchase are classified as marketable securities.

Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates that designation as of each balance sheet date.

The estimated fair values of cash equivalents and marketable securities are based on quoted market prices. As of March 31, 2003 we had $5.0 million in marketable securities, which consisted of corporate and government bonds, were classified as held-to-maturity, and had maturities of less than one year. As of March 31, 2004 we had no marketable securities. As of the dates below, our cash and cash equivalents consisted of the following (in thousands):

March 31,	2003	2004

Cash	$31,727	$19,502
Cash equivalents	22,977	161,114

Cash and cash equivalents	$54,704	$180,616

INVENTORY. Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We periodically review for excess and obsolete inventories and reduce carrying amounts to estimated net realizable value. At the point of the loss

Plantronics
2004 Annual Report

recognition, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in restoration or increase in that newly established cost basis.

GOODWILL AND INTANGIBLES. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is tested annually for impairment, or more often as deemed necessary. Identified intangible assets are amortized straight-line over their estimated economic lives, which range from three to seven years, and are tested for impairment annually.

DEPRECIATION. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is principally calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense for fiscal 2002, 2003, and 2004 was $8.9 million, $10.6 million and $11.6 million, respectively.

REVENUE RECOGNITION. Revenue is recognized net of estimated product returns, exchanges, credits for price protection, volume rebates and sales incentive credits given to customers. Only in instances where the fair value of the benefit is separable from the customer’s purchase of our products do we characterize cash consideration paid to customers as sales or marketing expenses. For all other payments to customers where we are unable to determine the fair value of the benefit received, the credit or cash consideration paid is charged against revenue. Revenue from sales is recognized when a purchase order has been received, the product has been shipped, title has transferred to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. We also provide for the estimated cost of repair or replacement products under warranty at the time of sale.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to operations as incurred.

ADVERTISING COSTS. We expense all advertising costs as incurred. Advertising expense for the years ended March 31, 2002, 2003 and 2004 was $2.5 million, $3.4 million and $5.2 million, respectively.

CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject Plantronics to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade receivables. Our cash investment policies limit investments to those that are short-term and low risk. Our cash investment policies also limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy. Cash equivalents have a maturity when purchased of 90 days or less; marketable securities have a maturity when purchased of greater than 90 days, but less than one year. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers that comprise our customer base and their dispersion across different geographies and markets. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.

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

FOREIGN OPERATIONS AND CURRENCY TRANSLATION. The functional currency of the Mexican manufacturing operations, design center and European sales and logistics headquarters is the U.S. dollar. Accordingly, all revenues and cost of sales related to these foreign operations are recorded using the U.S. dollar as functional currency. The functional currency of our foreign sales and marketing

PART II
Plantronics
2004 Annual Report

and research and development operations is the local currency of the respective operations. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in results of operations.

DERIVATIVES. Plantronics has entered into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest and other income, net and are offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities being hedged. Fair values of foreign exchange forward contracts are determined using quoted market forward rates. In fiscal 2004, Plantronics entered into foreign exchange option contracts to hedge the economic exposure related to a portion of our foreign currency denominated sales. Plantronics records realized gains and losses against revenues. The unrealized fair value portion of the gains and losses resulting from derivatives designated as hedges are recorded in accumulated other comprehensive income/loss until such time as they are realized.

EARNINGS PER SHARE. Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the exercise of stock options.

Following is a reconciliation of the numerators and denominators of basic and diluted EPS (in thousands, except earnings per share):

Fiscal year ended March 31,	2002	2003	2004

Net income	$36,248	$41,476	$62,279

Weighted average shares — basic	47,304	45,187	44,830
Effect of dilutive securities — employee stock options	1,934	1,397	2,662

Weighted average shares — diluted	49,238	46,584	47,492

Net income per share — basic	$0.77	$0.92	$1.39

Net income per share — diluted	$0.74	$0.89	$1.31

Dilutive potential common shares consist of employee stock options. Outstanding stock options to purchase approximately 3.5 million, 6.8 million shares and 1.5 million shares of Plantronics’ stock at March 31, 2002, 2003 and 2004, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

COMPREHENSIVE INCOME. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments and unrealized losses on derivatives designated as hedges.

Plantronics
2004 Annual Report

STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and to provide additional disclosures with respect to the pro forma effects of adoption had we recorded compensation expense as provided in SFAS 123.

Had compensation expense for our stock option and stock purchase plans been determined based on the methods prescribed by SFAS 123, our net income and net income per share would have been as follows (in thousands, except income per share):

Fiscal Year Ended March 31,	2002	2003	2004

Net income:
Net income — as reported	$36,248	$41,476	$62,279
Less stock based compensation expense determined under fair value based method, net of taxes	(13,607)	(14,196)	(14,484)

Net income — pro forma	$22,641	$27,280	$47,795

Basic net income per share — as reported	$0.77	$0.92	$1.39
Basic net income per share — pro forma	$0.48	$0.60	$1.06
Diluted net income per share — as reported	$0.74	$0.89	$1.31
Diluted net income per share — pro forma	$0.46	$0.59	$1.00

The impact on pro forma net income and net income per share in the table above may not be indicative of the effect in future years as options vest over several years and Plantronics continues to grant stock options to new and current employees. We believe that the expected expense related to the fair value our stock options under the Binomial Model as proposed by the FASB will be slightly less than the Black-Scholes valuation approach.

PRODUCT WARRANTY OBLIGATIONS. Plantronics provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of products manufactured by us, our warranties generally start from the delivery date and continue for up to two years depending on the product purchased. Factors that affect our warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liabilities quarterly and make adjustments to the liability if necessary.

Changes in warranty obligation, which is included as a component of “Accrued liabilities” on the consolidated balance sheets, during the year ended March 31, 2004, are as follows (in thousands):

Warranty Liability

Warranty liability at March 31, 2003	$5,905
Warranty provision relating to products shipped during the year	9,582
Deductions for warranty claims processed	(8,692)

Warranty liability at March 31, 2004	$6,795

PART II
Plantronics
2004 Annual Report

OTHER GUARANTEES AND OBLIGATIONS. As permitted and/or required under Delaware law and to the maximum extent allowable under that law, Plantronics has agreements whereby Plantronics indemnifies its current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at Plantronics’ request in such capacity. These indemnifications are valid as long as the director or officer acted in good faith and in a manner that a reasonable person believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments Plantronics could be required to make under these indemnification agreements is unlimited; however, Plantronics has a director and officer insurance policy that limits Plantronics’ exposure and enables Plantronics to recover a portion of any future amounts paid. As a result of Plantronics’ insurance policy coverage, Plantronics believes the estimated fair value of these indemnification obligations is not significant.

As is customary in Plantronics’ industry, as provided for in local law in the U.S. and other jurisdictions, Plantronics’ standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, Plantronics indemnifies customers against combinations of loss, expense, or liability arising from various trigger events to the sale and the use of our products and services. In addition, from time to time Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In Plantronics’ experience, claims made under these indemnifications are rare and the associated estimated fair value of the liability is not material.

RECENT ACCOUNTING PRONOUNCEMENTS.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003 and in the quarter ending March 31, 2004 for arrangements entered into prior to February 1, 2003. The Company has not entered into any arrangements with entities it considers to be variable interest entities and as such believes that the adoption of FIN 46 (as revised December in 2003) will not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after September 30, 2003 and adoption did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective for the

Plantronics
2004 Annual Report

Company in the period ended March 31, 2004. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

3. Details of Certain Balance Sheet Accounts

March 31, in thousands	2003	2004

Accounts receivable, net:
Accounts receivable	$65,931	$82,562
Less: sales returns, promotions and rebates	(12,067)	(14,027)
Less: allowance for doubtful accounts	(3,361)	(3,536)

	$50,503	$64,999

Inventory, net:
Finished goods	$14,712	$23,543
Work in process	1,229	1,349
Purchased parts	17,817	15,870

	$33,758	$40,762

Property, plant and equipment, net:
Land	$4,693	$6,039
Buildings and improvements (useful life 7-30 years)	19,189	25,952
Machinery and equipment (useful life 2-10 years)	61,496	61,462

	85,378	93,453
Less: accumulated depreciation	(48,421)	(51,329)

	$36,957	$42,124

Accrued liabilities:
Employee benefits	$12,283	$16,373
Accrued advertising and sales and marketing	2,150	3,101
Warranty accrual	5,905	6,795
Accrued losses on hedging instruments	—	1,937
Accrued other	6,897	8,263

	$27,235	$36,469

4. Debt

We have an unsecured revolving credit facility with a major bank for $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2005. As of April 30, 2004 we had no cash borrowings under the revolving credit facility and $1.2 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.

PART II
Plantronics
2004 Annual Report

5. Capital Stock

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

During fiscal 2004, we repurchased 122,800 shares of our Common Stock in the open market at a total cost of $1.8 million, and an average price of $14.93 per share. Through our employee benefit plans, we reissued 183,174 shares for proceeds of $3.3 million. As of March 31, 2004, there were 142,600 remaining shares authorized for repurchase under all repurchase authorizations.

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

6. Income Taxes

Income tax expense for fiscal 2002, 2003 and 2004 consisted of the following (in thousands):

Fiscal Year Ended March 31,	2002	2003	2004

Current:
Federal	$2,782	$8,056	$8,255
State	(2,310)	154	833
Foreign	5,446	5,863	6,374

Deferred:
Federal	940	1,216	7,851
State	94	(5)	20
Foreign	—	—	887

	$6,952	$15,284	$24,220

Pre-tax earnings of our foreign subsidiaries were $24.0 million, $21.9 million and $29.0 million for fiscal years 2002, 2003 and 2004, respectively. Undistributed earnings intended to be reinvested indefinitely in foreign subsidiaries were approximately $129.8 million at March 31, 2004. If these earnings were distributed, foreign withholding taxes would be imposed; however, foreign tax credits would become available to substantially reduce any resulting U.S. income tax liability. Plantronics has not provided taxes for these earnings at U.S. tax rates due to the fact that these earnings are considered permanently reinvested.

During fiscal 2002 and 2003, the successful completion of routine tax audits, a reassessment of reserves related to certain foreign tax matters, research and development tax credits and the expiration of certain statutes of limitation, resulted in favorable tax adjustments. These favorable tax adjustments in fiscal 2002 and 2003 reduced income tax expense by $5.1 million and $1.7 million, respectively. During fiscal 2004, higher profits in lower tax jurisdictions resulted in a reduction to our effective tax rate.

Plantronics
2004 Annual Report

The following is reconciliation between statutory federal income taxes and the total provision for taxes on pre-tax income (in thousands):

Fiscal Year Ended March 31,	2002	2003	2004

Tax expense at statutory rate	$15,120	$19,866	$30,275
Foreign operations taxed at different rates	(2,956)	(1,787)	(6,292)
Foreign tax credit	(181)	(135)	(441)
State taxes, net of federal benefit	273	154	833
Research and development credit	(3,049)	(898)	(940)
Favorable tax assessment	(2,562)	—	—
Expiration of statutes of limitation	—	(1,744)	—
Other, net	307	(172)	785

	$6,952	$15,284	$24,220

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

March 31,	2003	2004

Current assets:
Accruals and other reserves	$5,629	$5,821
Net operating loss carryover	—	6,732
Deferred state tax	231	116
Deferred foreign tax	—	887
Other deferred tax assets	497	411

	$6,357	$13,967

Non-current (liabilities):
Deferred gains on sales of properties	$(2,413)	$(2,374)
Unremitted earnings of certain subsidiaries	(3,064)	(3,064)
Other deferred tax liabilities	(3,390)	(2,281)

	$(8,867)	$(7,719)

Total net deferred tax assets (liabilities)	$(2,510)	$6,248

7. Employee Benefit Plans

Subject to eligibility requirements, substantially all Plantronics’ employees, with the exception of direct labor in Mexico, participate in quarterly cash profit sharing plans. The profit sharing benefits are based on Plantronics’ results of operations before interest and taxes, adjusted for other items. The percentage of profit distributed to employees varies by location. The profit sharing is paid in four quarterly installments. Profit sharing payments are allocated to employees based on each participating employee’s base salary as a percent of all participants’ base salaries. U.S. employees may defer a portion of their profit sharing under the 401(k) plan.

In fiscal 2002, we restructured our compensation program for U.S. employees to reallocate employees’ base salary, profit sharing and deferred compensation under the 401(k) plan. Our profit sharing programs

PART II
Plantronics
2004 Annual Report

for non-U.S. employees remain unchanged. The profit sharing plan provides for the distribution of approximately 5% of quarterly profits to qualified employees. Total profit sharing payments were $2.8 million, $3.1 million and $5.2 million for fiscal 2002, 2003 and 2004, respectively. The 401(k) plan matches 50% of the first 6% of compensation and provides a non-elective company contribution equal to 3% of base salary. Total 401(k) contributions were $2.1 million, $2.3 million and $2.4 million for fiscal 2002, 2003 and 2004, respectively.

8. Commitments and Contingencies

MINIMUM FUTURE RENTAL PAYMENTS. We lease certain equipment and facilities under operating leases expiring in various years through 2015. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2004 are as follows (in thousands):

Fiscal Year Ending March 31,	Amount

2005	$2,055
2006	837
2007	484
2008	481
2009	481
Thereafter	407

Total minimum future rental payments	$4,745

Total rent expense for operating leases was approximately $2.5 million in fiscal 2002, $2.7 million in fiscal 2003, and $3.0 million in fiscal 2004.

EXISTENCE OF RENEWAL OPTIONS. Certain operating leases provide for renewal options for periods from one to three years. In the normal course of business, operating leases are generally renewed or replaced by other leases.

CLAIMS AND LITIGATION. We are presently engaged in a lawsuit filed on February 8, 2001 in the Superior Court in Santa Clara County, California by GN Hello Direct, Inc. a former Plantronics retail catalog distributor that was acquired by our single largest competitor, GN Netcom. GN Hello Direct makes various claims associated with the termination of the distribution relationship between Plantronics and Hello Direct, including that Hello Direct has suffered approximately $11 million in damages as a result of the breach of contract claim and $30 million in damages for conduct arising at or after termination of the contract.

This case was tried in October 2003. We were granted summary judgment on GN Hello Direct’s breach of contract claims prior to trial. At trial, GN Hello Direct’s claims against us for Interference with Prospective Economic Advantage were found by the jury to be without merit, and a defense verdict was returned on our behalf. We were awarded approximately $0.8 million with 10% simple interest from March 15, 2001 for product sold by us to GN Hello Direct and for which GN Hello Direct had not paid us. On post trial motions both parties asked for a judgment notwithstanding the verdict on the issue of the product sold by us to GN Hello Direct that was not paid for by GN Hello Direct. The court granted a new trial on this issue alone. In further post trial motions, we received awards of attorneys’ fees and costs of $1.67 million. GN Hello Direct appealed. After briefing on appeal was concluded, the Court of Appeal questioned whether the appeal was timely because the new trial order was not briefed by either side. Therefore, there was arguably not a final judgment from the trial court. The Court of Appeal asked

Plantronics
2004 Annual Report

the parties to show cause why the case should not be remanded to the Superior Court to conduct the new trial on the product sold/warranty return issues only. The parties conferred and agreed to settle the product sold/warranty return claims with GN Hello Direct agreeing to pay Plantronics approximately $1.1 million plus 10% simple interest from the date of the judgment. The briefing and remainder of the record on appeal was preserved with an amended judgment. The Appellate Court scheduled the oral argument on the record for June 17, 2004. As lead trial counsel is involved in another trial on that date, oral argument may be rescheduled. We are defending the appeal vigorously.

We are also involved in various other legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition or results of operations.

9. Segments and Enterprise-Wide Disclosures

SEGMENTS. We are engaged in the design, manufacture, marketing and sales of telecommunications equipment including headsets, telephone headset systems, and other specialty telecommunications products. Plantronics considers itself to operate in one business segment.

PRODUCTS. The following table presents net revenues by market (in thousands):

Fiscal Year Ended March 31,	2002	2003	2004

Net sales from unaffiliated customers:
Office and contact center	$237,505	$244,358	$273,888
Mobile	49,937	50,088	92,330
Computer audio	11,450	18,494	23,701
Other specialty products	12,289	24,568	27,046

	$311,181	$337,508	$416,965

MAJOR CUSTOMERS. No customer accounted for 10% or more of total revenues, nor did any one customer account for 10% or more of accounts receivable for fiscal 2002, 2003 or 2004 and as of the respective year ends.

PART II
Plantronics
2004 Annual Report

GEOGRAPHIC INFORMATION. For purposes of geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area (in thousands):

Fiscal Year Ended March 31,	2002	2003	2004

Net sales from unaffiliated customers:
United States	$213,655	$228,942	$277,217

Europe, Middle East and Africa	69,023	76,501	102,926
Asia Pacific and Latin America	16,846	20,362	23,188
Canada and Other International	11,657	11,703	13,634

Total International	97,526	108,566	139,748

	$311,181	$337,508	$416,965

Long-lived assets:
United States	$23,267	$23,907	$24,129
Total International	12,433	13,050	17,995

	$35,700	$36,957	$42,124

10. Stock Option Plans and Stock Purchase Plans

EMPLOYEE STOCK OPTION PLAN. In June, 2003 the Board of Directors and Shareholders approved the PI Parent Corporation 2003 Stock Option Plan (the “2003 Stock Option Plan”). Under the 2003 Stock Option Plan, 1,000,000 shares of Common Stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were reserved cumulatively since inception for issuance to employees, directors and consultants of Plantronics, as approved by the Compensation Committee of the Board of Directors and the Stock Option Plan Committee (comprised of the CEO and a representative of the Finance, Human Resources, and Legal departments). The 2003 Stock Option Plan has a term of 10 years, provides for incentive stock options as well as nonqualified stock options to purchase shares of Common Stock, and is due to expire in September, 2013.

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

In September 1993, the Board of Directors approved the PI Parent Corporation 1993 Stock Option Plan (the “1993 Stock Option Plan”). Under the 1993 Stock Option Plan, 22,927,726 shares of Common

Plantronics
2004 Annual Report

Stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were reserved cumulatively since inception for issuance to employees and consultants of Plantronics, as approved by the Compensation Committee of the Board of Directors and the Stock Option Plan Committee (comprised of the CEO and a representative of the Finance, Human Resources, and Legal departments). The 1993 Stock Option Plan had a term of 10 years, provided for incentive stock options as well as nonqualified stock options to purchase shares of Common Stock, and expired in September 2003.

DIRECTORS’ STOCK OPTION PLAN. In September 1993, the Board of Directors adopted a Directors’ Stock Option Plan (the “Directors’ Option Plan”) and has reserved cumulatively since inception a total of 300,000 shares of Common Stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) for issuance to non-employee directors of Plantronics. The Directors’ Option Plan provides that each non-employee director shall be granted an option to purchase 12,000 shares of Common Stock on the date which the person becomes a new director. Annually thereafter, each continuing non-employee director shall be automatically granted an option to purchase 3,000 shares of Common Stock. At the end of fiscal year 2004, options for 147,000 shares of Common Stock were outstanding under the Directors’ Option Plan. All options were granted at fair market value and generally vest over a four-year period. The Directors’ Option Plan expired by its terms in September 2003, and Directors may participate in the 2003 Stock Option Plan.

PART II
Plantronics
2004 Annual Report

Stock option activity under the 1993 and 2003 Stock Option Plan and the Directors’ Option Plan are as follows:

		Options Outstanding

			Weighted
	Shares		Average
	Available		Exercise
	for Grant	Shares	Price

Balance at March 31, 2001	1,619,431	7,712,022	$19.12
Options authorized	2,000,000	—	—
Options granted	(2,605,075)	2,605,075	19.61
Options exercised	—	(127,449)	9.74
Options cancelled	215,982	(215,982)	26.17

Balance at March 31, 2002	1,230,338	9,973,666	19.21
Options authorized	2,000,000	—	—
Options granted	(1,890,503)	1,890,503	16.33
Options exercised	—	(502,147)	4.38
Options cancelled	352,614	(352,614)	24.99

Balance at March 31, 2003	1,692,449	11,009,408	19.22
Options authorized	1,000,000	—	—
Plan shares expired	(270,445)	—	—
Options granted	(2,008,098)	2,008,098	26.73
Options exercised	—	(3,907,112)	16.36
Options cancelled	419,844	(419,844)	23.68

Balance at March 31, 2004	833,750	8,690,550	22.01

Exercisable at March 31, 2004		3,885,400	$20.82

Significant option groups outstanding at March 31, 2004, and related weighted average prices and lives are as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	as of	Remaining	Average	as of	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
Range of Exercise Price	2004	Life	Price	2004	Price

$ 2.73-$16.50	2,401,808	6.38	$13.60	1,261,880	$11.42
16.51- 21.00	1,894,255	6.76	18.83	1,008,036	19.31
21.01- 25.78	2,283,549	7.78	23.99	776,075	22.49
25.79- 38.75	1,926,194	7.53	31.09	741,373	33.70
38.76- 55.13	184,744	6.59	44.88	98,036	46.54

$ 2.73-$55.13	8,690,550	7.09	$22.01	3,885,400	$20.82

EMPLOYEE STOCK PURCHASE PLAN. On June 10, 2002, the Board of Directors of Plantronics approved the 2002 Employee Stock Purchase Plan (the “2002 ESPP”), which was approved by the stockholders on July 17, 2002, to provide certain employees with an opportunity to purchase Common Stock through payroll deductions. The plan qualifies under Section 423 of the Internal Revenue Code. Under the 2002 ESPP plan, which is effective through June 2012, the purchase price of our Common

Plantronics
2004 Annual Report

Stock is equal to 85% of the lesser of the fair market value of our Common Stock on (i) the first day of the offering period, or (ii) the last day of the offering period. Each offering period is six months long.

There were 41,889, 56,806 and 48,472 shares issued under the ESPP in fiscal 2002, 2003 and 2004, respectively.

SENIOR EXECUTIVE STOCK OWNERSHIP PLAN. In November 1996, the Board of Directors approved a Senior Executive Stock Purchase Plan, effective January 1, 1997, to encourage ownership of our Common Stock by senior executives. This is a voluntary plan in which executives are encouraged to participate and achieve a target ownership over a five-year period in annual increments of 20% of target or more. The target ownership is equal to two times the Chief Executive Officer’s base salary and one times the individual Vice Presidents’ base salary. To encourage participation, we will sell our Treasury Stock to executives under this voluntary purchase program. The price will be equal to the greater of: 95% of the price set by the Board of Directors on an annual basis or 85% of the fair market value of the stock on the date of transaction. The various vehicles that are available to executives to obtain ownership of Plantronics’ stock are as follows: 401(k) plan contributions, personal IRA account purchases, Deferred Compensation Plan contributions, outright purchase of stock or exercising vested stock options and holding the stock. The discounted price is not applicable to exercising options and holding stock from such exercises. During March 2004, the Senior Executive Stock Purchase Plan was terminated by the Board of Directors.

FAIR VALUE DISCLOSURES. All options in fiscal 2002, 2003 and 2004 were granted at an exercise price equal to the market value of Plantronics’ Common Stock at the date of grant.

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used and weighted-average fair values resulted:

							Employee Stock
	Stock Option Plans						Purchase Plan

Fiscal Year Ended March 31,	2002		2003		2004		2002		2003		2004

Expected dividend yield	0.0%		0.0%		0.0%		0.0%		0.0%		0.0%
Expected life (in years)	6.0		6.0		6.0		0.5		0.5		0.5
Expected volatility	51.0%		59.4%		56.0%		59.0%		46.2%		38.5%
Risk-free interest rate	4.5%		3.4%		3.2%		3.3%		1.2%		1.0%
Weighted-average fair value	$10.5	0	$9.7	2	$14.8	1	$4.9	2	$3.0	2	$4.6	1

Volatility is a measure of the amount by which a price has fluctuated over an historical period. The higher the volatility, the more the returns on the stock can be expected to vary. The risk free interest rate is the rate on a U.S. Treasury bill or bond that approximates the expected life of the option.

11. Acquisition

On January 2, 2002, we acquired 100% of the capital stock of privately held Ameriphone, Inc. (“Ameriphone”) of Garden Grove, California, to strengthen our product line in the hearing-impaired market for specialized telephones and other equipment. The results of Ameriphone’s operations have been included in the consolidated financial statements since the date of acquisition. Ameriphone was a leading supplier of amplified telephones and other solutions to address the needs of individuals with hearing impairment and other special needs. Ameriphone was integrated with Plantronics’ Clarity product group, a leading supplier of amplified telephones, specialty handsets and communication test equipment, to serve the special needs market. The net cash purchase price was $10.4 million. We obtained valuations of inventory, goodwill and intangible assets from an independent valuation firm.

PART II
Plantronics
2004 Annual Report

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

January 2,	2002

Current assets	$5,555
Property, plant and equipment	503
In-process research and development	100
Intangible assets	4,500
Goodwill	3,250

Total assets acquired	13,908
Liabilities assumed	(3,492)

Net assets acquired	$10,416

The following unaudited pro forma summary presents our results of operations assuming the Ameriphone acquisition had been consummated at the beginning of fiscal 2002 (in thousands, except per share amounts):

2002

Net sales	$320,307
Net income	37,510
Diluted EPS	$0.76

12. Goodwill and Intangibles

During the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, we discontinued goodwill amortization in April 2001.

The aggregate amortization expense on intangibles for fiscal 2002, 2003 and 2004 was $0.6 million, $0.9 million and $0.7 million, respectively. The following table presents information on acquired intangible assets (in thousands):

	2003		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
March 31,	Amount	Amortization	Amount	Amortization

Intangible assets
Technology	$2,460	$(817)	$2,460	$(1,103)
State contracts	1,300	(232)	1,300	(418)
Patents	700	(125)	1,170	(283)
Customer lists	533	(533)	533	(533)
Trademarks	300	(54)	300	(96)
Non-compete agreements	200	(50)	200	(90)

Total	$5,493	$(1,811)	$5,963	$(2,523)

Plantronics
2004 Annual Report

Fiscal Year Ending March 31,

Estimated amortization expense
2005	$843
2006	$843
2007	$833
2008	$709
2009	$460

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2003 and 2004 (in thousands):

	2003	2004

Balance, April 1	$9,542	$9,386
Carrying value adjustments	(156)	—

Balance, March 31	$9,386	$9,386

In fiscal 2003, an adjustment to the goodwill carrying value was made as actual expenses differed slightly from those accrued originally.

13. Foreign Currency Hedging

During the first quarter of fiscal year 2003, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which did not have a material impact on our financial position.

Beginning in the first quarter of fiscal year 2003, and during fiscal 2004 we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on the contracts are recorded in other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

As of March 31, 2004, we had a net position of $8.9 million of foreign currency forward-exchange contracts outstanding, in the Euro and Great British Pound, as a hedge against our forecasted foreign currency-denominated receivables, payables and cash balances.

The following table summarizes our net currency position, and approximate U.S. dollar equivalent (in thousands), at March 31, 2004:

	Local	USD
	Currency	Equivalent	Position	Maturity

EUR	6,450	$7,800	Sell	1 month
GBP	602	$1,100	Sell	1 month

PART II
Plantronics
2004 Annual Report

Foreign currency transaction losses, net of the effect of hedging activity, for fiscal 2002 were $0.4 million. Foreign currency transaction gains, net of the effect of hedging activity for fiscal 2003 and 2004 were $0.9 million in each period.

During fiscal 2004, Plantronics expanded hedging activities to include a hedging program to hedge the economic exposure from Euro and Great British Pound denominated sales. Plantronics periodically hedges foreign currency forecasted transactions related to sales with currency options. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. On a monthly basis, Plantronics enters into monthly option contracts with a one-year term. Plantronics does not purchase options for trading purposes. As of March 31, 2004, we had foreign currency call option contracts of approximately €26.1 million and £9.6 million denominated in Euros and Great British Pounds, respectively. As of March 31, 2004, we also had foreign currency put option contracts of approximately €26.1 million and £9.6 million denominated in Euros and Great British Pounds, respectively. Collectively our option contracts hedge against a portion of our forecasted foreign denominated sales. The following table summarizes option positions at March 31, 2004 (in thousands):

	Balance Sheet	Income Statement

	Accumulated Other
As of March 31, 2004	Comprehensive Income/(loss)	Net Sales

Realized loss on closed transactions	$—	$(3,075)
Recognized but unrealized loss on open transactions	(1,937)	—

	$(1,937)	$(3,075)

Foreign currency transactions related to hedging activities on option contracts resulted in a net reduction to revenue of $3.1 million for the fiscal year ended March 31, 2004. There were no such option contracts in place for the fiscal year ended March 31, 2003.

14. Related Party Transactions

A member of our Board of Directors is a director and employee of a management consulting firm. We have entered into a consulting arrangement with this firm under which certain management consulting services are provided to Plantronics from time to time. The total amounts paid to this firm for the years ended March 31, 2002, 2003 and 2004 were $0.4 million, $1.2 million, and a minimal amount, respectively. No material amounts were due to this firm as of March 31, 2003 and March 31, 2004, respectively.

Plantronics
2004 Annual Report

management’s report on responsibility for financial reporting

TO OUR STOCKHOLDERS:

The management of Plantronics, Inc. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include amounts that are based on management’s best estimates and judgments. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

We maintain an internal control structure that consists, in part, of organizational arrangements with clearly defined lines of responsibility and delegation of authority, and comprehensive systems and control procedures. We believe this structure provides reasonable assurance that transactions are executed in accordance with management authorization, and that they are appropriately recorded in order to permit preparation of financial statements in conformity with generally accepted accounting principles and to adequately safeguard, verify and maintain accountability of assets. Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of the end of fiscal 2004 provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.

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

The Audit Committee of the Board of Directors consists of three directors who are not employees and who are, in the opinion of the Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as an Audit Committee member. The Audit Committee annually recommends to the Board an independent registered public accounting firm for appointment, subject to stockholder ratification. Our independent registered public accounting firm at all times has full and free access to the Audit Committee.

Our independent registered public accounting firm has performed an independent audit of our financial statements. Management has made available to our independent registered public accounting firm all of the financial records of Plantronics and related data, as well as the minutes of stockholders’ and directors’ meetings. Furthermore, management believes that all representations made to our independent registered public accounting firm during their audit were valid and appropriate. The independent registered public accounting firm’s report appears below.

/s/ KEN KANNAPPAN Ken Kannappan President and Chief Executive Officer	/s/ BARBARA SCHERER Barbara Scherer Senior Vice President — Finance & Administration and Chief Financial Officer

PART II
Plantronics
2004 Annual Report

report of independent registered public accounting firm

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PLANTRONICS, INC.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
May 14, 2004

Plantronics
2004 Annual Report

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by of this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

In addition, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
Plantronics
2004 Annual Report

Item 10.	Directors and Executive Officers of the Registrant

The information regarding the identification and business experience of our directors under the caption “Nominees” under the main caption “Proposal One — Election of Directors” in our definitive 2004 Proxy Statement for the annual meeting of stockholders to be held on July 21, 2004, expected to be filed with the Securities and Exchange Commission on or about May 26, 2004 is incorporated herein by this reference. For information regarding the identification and business experience of our executive officers, see “Executive Officers” at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to our executive officers and directors under the caption “Compliance With Section 16(a) of the Exchange Act” in our 2004 Proxy Statement is incorporated herein by this reference.

Code of Ethics

Plantronics has adopted a world-wide Code of Business Conduct and Ethics (“the Code”), which applies to all Plantronics’ Associates, including directors and officers. The Code is posted on the Plantronics’ corporate website under the corporate governance section of investor relations portal (www.plantronics.com). We intend to disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to executive officers and directors, on this web site within five business days following the date of such amendment or waiver.

Stockholders may request a free copy of the Code:

Plantronics, Inc.
345 Encinal Street
Santa Cruz, CA 95060
Attn: Investor Relations
(831) 426-5858

Corporate Governance Guidelines

Plantronics has adopted Corporate Governance Guidelines, which are available on Plantronics’ website under the corporate governance section of the investor relations portal (www.plantronics.com). Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone numbers set forth above under “Code of Ethics.”

Corporate Charters

Plantronics’ Audit Committee Charter, Nominating and Governance Committee Charter and Compensation Committee Charter are available on the Plantronics’ corporate website under the corporate governance section of the investor relations portal at (www.plantronics.com). Stockholders may request a free copy of any Charter from the address and phone numbers set forth above under “Code of Ethics.”

Item 11.	Executive Compensation

The information under the captions “Executive Compensation” and “Compensation of Directors” in our 2004 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information under the captions “Equity Compensation Plan Information” and “Security Ownership of Principal Stockholders and Management” under the main caption “Additional Information” in the 2004 Proxy Statement are incorporated herein by this reference.

Plantronics
2004 Annual Report

Item 13.	Certain Relationships and Related Transactions

The information under the caption “Certain Transactions” in the 2004 Proxy Statement is incorporated herein by this reference.

With the exception of the information specifically incorporated by reference from the 2004 Proxy Statement in Part III of this Annual Report on Form 10-K, the 2004 Proxy Statement shall not be deemed to be filed as part of this report.

Item 14.	Principal Accountant Fees and Services

Audit and Related Fees

The following is a summary of fees and services approved by the Audit Committee and performed by our independent registered public accounting firm for the years ended March 31, 2004 and 2003.

Audit Fees. The aggregate fees billed to us in each of fiscal 2004 and fiscal 2003 for professional services rendered by PricewaterhouseCoopers LLP for (i) the audit of our annual financial statements included in our Form 10-K; (ii) review of our interim financial statements included in the quarterly reports on Form 10-Q; (iii) services relating to comfort letters; and (iv) consents and assistance in connection with other filings and public offering documents filed with the Securities and Exchange Commission were:

Fiscal Year ended March 31, 2003        $243,558

Fiscal Year ended March 31, 2004        $287,020

Amounts are accumulated based on the fiscal year for which the service is provided and not the year in which the services are rendered. Certain amounts have been estimated pending completion of statutory audits or accumulation of actual billing information.

Audit-Related Fees. There were no other audit-related services rendered by PricewaterhouseCoopers LLP during the fiscal years ended March 31, 2004 and March 31, 2003.

Tax Fees. The aggregate fees billed to us in each of fiscal 2004 and fiscal 2003 for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning were:

Fiscal Year ended March 31, 2003        $285,967

Fiscal Year ended March 31, 2004        $164,548

All Other Fees. The aggregate fees billed to us in each of fiscal 2004 and fiscal 2003 for products and services provided by PricewaterhouseCoopers LLP, except those included above under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were:

Fiscal Year ended March 31, 2003        $88,542

Fiscal Year ended March 31, 2004        $81,027

Our Audit Committee believes that the services rendered by PricewaterhouseCoopers that led to the fees detailed under the captions “Audit Fees,” “Tax Fees” and “All Other Fees” are compatible with maintaining PricewaterhouseCoopers’ independence.

Our Audit Committee has adopted pre-approval policies or procedures, so that all fees for expected services to be rendered by our independent accountants are pre-approved by the Audit Committee.

PART IV
Plantronics
2004 Annual Report

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. See Item 8.

(2) Financial Statement Schedules.

PLANTRONICS, INC.

SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(IN THOUSANDS)

		Charged to
	Balance at	Expenses		Balance at
	Beginning	or Other		End of
	of Year	Accounts	Deductions	Year

Allowance for doubtful accounts:
Year ended March 31, 2002	$2,673	$1,032	$(695)	$3,010
Year ended March 31, 2003	3,010	1,263	(912)	3,361
Year ended March 31, 2004	3,361	925	(750)	3,536

Inventory reserves:
Year ended March 31, 2002	3,770	6,137	(3,535)	6,372
Year ended March 31, 2003	6,372	2,872	(836)	8,408
Year ended March 31, 2004	8,408	2,495	(1,673)	9,230

Warranty reserves:
Year ended March 31, 2002	6,619	9,045	(9,244)	6,420
Year ended March 31, 2003	6,420	8,320	(8,835)	5,905
Year ended March 31, 2004	5,905	9,582	(8,692)	6,795

(b) Reports on Form 8-K.

On January 13, 2004 the Company filed a Current Report on Form 8-K announcing the Company’s financial results for the third quarter ended December 31, 2003.

(3) Exhibits. The exhibits listed under Item 15(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

Plantronics
2004 Annual Report

(c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number		Description of Document

3.1		Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).

3	.2.1	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on March 4, 1994).

3	.2.2	Certificate of Retirement and Elimination of Preferred Stock and Common Stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated herein by reference from Exhibit (3.3) of the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 27, 1996).

3	.2.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 8, 1997).

3	.2.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference from Exhibit (4.2) to the Registrant’s Registration Statement on Form S-8 (File No. 001-12696), filed on July 31, 2000).

3.3		Registrant’s Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002 (incorporated herein by reference from Exhibit (3.6) to the Registrant’s Form 8-A (File No. 001-12696), filed on March 29, 2002).

4.1		Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference from Exhibit (4.1) to the Registrant’s Form 8-A (File No. 001-12696), filed on March 29, 2002).

10	.1*	Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference from Exhibit (10.1) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10	.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives and Schedule of Other Documents Omitted (incorporated herein by reference from Exhibit (10.1) to PI Holdings Inc.’s Quarterly Report on Form 10-Q (File No. 33-26770), filed February 9, 1993).

10	.3*	Form of Employment Agreement, Addendum to Employment Agreement and Second Addendum to Employment Agreement between the Registrant and certain executives; and Schedule of Other Documents Omitted (incorporated herein by reference from Exhibit (10.2) to PI Holdings Inc.’s Quarterly Report on Form 10-Q (File No. 33-26770), filed February 9, 1993).

10	.4.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

PART IV
Plantronics
2004 Annual Report

Exhibit
Number		Description of Document

10	.4.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10.5		Lease Agreement dated July 1993 between Inmobiliara Mexhong S.A. de C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.30) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10.6		Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10	.7*	2003 Stock Plan (incorporated herein by reference from Exhibit (10.7) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10	.8*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).

10	.9.1*	1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.29) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10	.9.2*	Amendment to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant’s Registration Statement on Form S-8 (File No. 333-14833), filed on October 25, 1996).

10	.9.3*	Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10	.9.4*	Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10	.9.5*	Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).

10	.10.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from Exhibit (10.10.2) to the Registrant’s Annual Report on Form 10-K (File Number 001-12696), filed on June 21, 2002).

10	.11.1	Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant’s Registration Statement on Form S-8 (File No. 333-19351), filed on January 7, 1997).

10	.11.2*	Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10	.12*	Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

Plantronics
2004 Annual Report

Exhibit
Number		Description of Document

10	.13.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference from Exhibit (4.5) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.13.2	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference from Exhibit (4.6) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.13.3	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference from Exhibit (4.7) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.14.1*	Employment Agreement dated as of July 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.15) to the Registrant’s Annual Report on Form 10-K405 (File No. 001-12696), filed on June 1, 2000).

10	.14.2*	Employment Agreement dated as of November 1996 between Registrant and Don Houston (incorporated herein by reference from Exhibit (10.14.2) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10	.14.3*	Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10	.14.4*	Employment Agreement dated as of May 1998 between Registrant and Craig May (incorporated herein by reference from Exhibit (10.14.3) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10	.14.5*	Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10	.15.1	Credit Agreement dated as of July 31, 2003 between Registrant and Wells Fargo Bank N.A (incorporated herein by reference from Exhibit (10.1) of the Registrant’s Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).

21		Subsidiaries of the Registrant.

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1		CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2		CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO and CFO.

PART IV
Plantronics
2004 Annual Report

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

SIGNATURES
Plantronics
2004 Annual Report

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTRONICS, INC.

By:	/s/ KEN KANNAPPAN

Ken Kannappan
Chief Executive Officer

May 26, 2004

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Title	Date
Signature

/s/ KEN KANNAPPAN (Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2004

/s/ BARBARA SCHERER (Barbara Scherer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 26, 2004

/s/ MARV TSEU (Marv Tseu)	Chairman of the Board and Director	May 26, 2004

/s/ PATTI HART (Patti Hart)	Director	May 26, 2004

/s/ TRUDE TAYLOR (Trude Taylor)	Director	May 26, 2004

/s/ DAVID WEGMANN (David Wegmann)	Director	May 26, 2004

/s/ ROGER WERY (Roger Wery)	Director	May 26, 2004

EXHIBIT INDEX
Plantronics
2004 Annual Report

Exhibit
Number		Description of Document

3.1		Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).
3	.2.1	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on March 4, 1994).
3	.2.2	Certificate of Retirement and Elimination of Preferred Stock and Common Stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated herein by reference from Exhibit (3.3) of the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 27, 1996).
3	.2.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 8, 1997).
3	.2.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference from Exhibit (4.2) to the Registrant’s Registration Statement on Form S-8 (File No. 001-12696), filed on July 31, 2000).
3.3		Registrant’s Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002 (incorporated herein by reference from Exhibit (3.6) to the Registrant’s Form 8-A (File No. 001-12696), filed on March 29, 2002).
4.1		Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference from Exhibit (4.1) to the Registrant’s Form 8-A (File No. 001-12696), filed on March 29, 2002).
10	.1*	Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference from Exhibit (10.1) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10	.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives and Schedule of Other Documents Omitted (incorporated herein by reference from Exhibit (10.1) to PI Holdings Inc.’s Quarterly Report on Form 10-Q (File No. 33-26770), filed February 9, 1993).
10	.3*	Form of Employment Agreement, Addendum to Employment Agreement and Second Addendum to Employment Agreement between the Registrant and certain executives; and Schedule of Other Documents Omitted (incorporated herein by reference from Exhibit (10.2) to PI Holdings Inc.’s Quarterly Report on Form 10-Q (File No. 33-26770), filed February 9, 1993).
10	.4.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10	.4.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

EXHIBIT INDEX
Plantronics
2004 Annual Report

Exhibit
Number		Description of Document

10.5		Lease Agreement dated July 1993 between Inmobiliara Mexhong S.A. de C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.30) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).
10.6		Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No.33-70744), filed on October 20, 1993).
10	.7*	2003 Stock Plan (incorporated herein by reference from Exhibit (10.7) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).
10	.8*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).
10	.9.1*	1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.29) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).
10	.9.2*	Amendment to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant’s Registration Statement on Form S-8 (File No. 333-14833), filed on October 25, 1996).
10	.9.3*	Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10	.9.4*	Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10	.9.5*	Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).
10	.10.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from Exhibit (10.10.2) to the Registrant’s Annual Report on Form 10-K (File Number 001-12696), filed on June 21, 2002).
10	.11.1	Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/ Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant’s Registration Statement on Form S-8 (File No. 333-19351), filed on January 7, 1997).
10	.11.2*	Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10	.12*	Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).
10	.13.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference from Exhibit (4.5) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

Plantronics
2004 Annual Report

Exhibit
Number		Description of Document

10	.13.2	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference from Exhibit (4.6) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).
10	.13.3	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference from Exhibit (4.7) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).
10	.14.1*	Employment Agreement dated as of July 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.15) to the Registrant’s Annual Report on Form 10-K405 (File No. 001-12696), filed on June 1, 2000).
10	.14.2*	Employment Agreement dated as of November 1996 between Registrant and Don Houston (incorporated herein by reference from Exhibit (10.14.2) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).
10	.14.3*	Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).
10	.14.4*	Employment Agreement dated as of May 1998 between Registrant and Craig May (incorporated herein by reference from Exhibit (10.14.3) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).
10	.14.5*	Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).
10	.15.1	Credit Agreement dated as of July 31, 2003 between Registrant and Wells Fargo Bank N.A (incorporated herein by reference from Exhibit (10.1) of the Registrant’s Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).
21		Subsidiaries of the Registrant.
23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1		CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2		CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO and CFO.

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.