Form 10-Q
period 2004-07-03
PLANTRONICS INC /CA/
filed 2004-08-06
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

The number of shares outstanding of Plantronics’ common stock as of July 30, 2004 was 47,934,018.

Plantronics, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements
PLANTRONICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$180,616	$210,959
Marketable securities	-	-
Accounts receivable, net	64,999	68,521
Inventories	40,762	47,418
Deferred income taxes	13,967	13,964
Other current assets	10,283	3,237

Total current assets	310,627	344,099
Property, plant and equipment, net	42,124	48,610
Intangibles, net	3,440	3,241
Goodwill	9,386	9,386
Other assets	2,675	2,683

Total assets	$368,252	$408,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,075	$26,208
Accrued liabilities	36,469	33,434
Income taxes payable	5,686	11,844

Total current liabilities	61,230	71,486
Deferred tax liability	7,719	7,719

Total liabilities	68,949	79,205

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value per share; 100,000 shares authorized, 63,635 shares and 63,890 shares issued at March 31, 2004 and June 30, 2004, respectively	636	639
Additional paid-in capital	248,495	255,240
Accumulated other comprehensive income	681	1,023
Retained earnings	347,629	369,976

	597,441	626,878
Less: Treasury stock (common: 16,029 and 16,017 shares at March 31, 2004 and June 30, 2004, respectively) at cost	(298,138)	(298,064)

Total stockholders' equity	299,303	328,814

Total liabilities and stockholders' equity	$368,252	$408,019

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,

	2003	2004

Net sales	$92,786	$131,370
Cost of sales	47,319	61,703

Gross profit	45,467	69,667

Operating expenses:
Research, development and engineering	8,605	10,044
Selling, general and administrative	21,153	28,920

Total operating expenses	29,758	38,964

Operating income	15,709	30,703
Interest and other income, net	492	335

Income before income taxes	16,201	31,038
Income tax expense	4,860	8,691

Net income	$11,341	$22,347

Basic earnings per common share (Note 5)	$0.26	$0.47
Shares used in basic per share calculations	43,669	47,725

Diluted earnings per common share (Note 5)	$0.25	$0.44
Shares used in diluted per share calculations	45,077	50,428

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	June 30,

	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,341	$22,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,619	2,759
Deferred income taxes	-	3
Income tax benefit associated with stock options	1,342	870
Loss on disposal of fixed assets	8	262
Changes in assets and liabilities
Accounts receivable, net	651	(3,522)
Inventories	(3,752)	(6,656)
Other current assets	851	7,046
Other assets	53	(31)
Accounts payable	1,475	7,133
Accrued liabilities	2,084	(3,035)
Income taxes payable	57	6,158

Cash provided by operating activities	17,729	33,334

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	5,021	-
Capital expenditures and other assets	(2,720)	(9,285)

Cash provided by (used for) investing activities	2,301	(9,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(1,833)	-
Proceeds from sale of treasury stock	469	407
Proceeds from exercise of stock options	802	5,545

Cash (used for) provided by financing activities	(562)	5,952

Effect of exchange rate changes on cash and cash equivalents	(558)	342

Net increase in cash and cash equivalents	18,910	30,343
Cash and cash equivalents at beginning of the period	54,704	180,616

Cash and cash equivalents at end of the period	$73,614	$210,959

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$33	$37
Income taxes	$5,822	$1,901

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," "we," or "our") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period balances have been reclassified to conform to the current period presentation. The interim financial statements should be read in connection with the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

2. PERIODS PRESENTED
Our fiscal year-end was April 3, 2004 and the first fiscal quarter-end was July 3, 2004. For purposes of presentation, we have indicated our accounting year as ending on March 31, and our interim quarterly periods as ending on the applicable month-end. Our fiscal quarters ended June 30, 2003 and June 30, 2004 each consisted of thirteen weeks.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

	March 31,	June 30,
	2004	2004

Accounts receivable, net:
Accounts receivable	$82,562	$88,640
Less: sales returns, promotions and rebates	(14,027)	(15,499)
Less: allowance for doubtful accounts	(3,536)	(4,620)

	$64,999	$68,521

Inventories
Finished goods	$23,543	$28,838
Work in process	1,349	1,434
Purchased parts	15,870	17,146

	$40,762	$47,418

Property, plant and equipment, net:
Land	$6,039	$6,027
Buildings and improvements (useful life 7-30 years)	25,952	31,001
Machinery and equipment (useful life 2-10 years)	61,462	64,847

	93,453	101,875
Less: accumulated depreciation	(51,329)	(53,265)

	$42,124	$48,610

Accrued liabilities:
Employee benefits	$16,373	$13,040
Accrued advertising and sales and marketing	3,101	3,755
Warranty accrual	6,795	6,988
Accrued losses on hedging instruments	1,937	1,656
Accrued other	8,263	7,995

	$36,469	$33,434

4. FOREIGN CURRENCY TRANSACTIONS
The functional currency of our foreign sales and marketing offices, and our foreign research and development facilities is the local currency of the respective operations. For these foreign operations, we translate assets and liabilities into United States dollars using period-end exchange rates in effect as of the balance sheet date and translate revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in "Accumulated Other Comprehensive Income" and as a separate component of stockholders' equity in the Consolidated Balance Sheets (see Note 8).

The functional currency of our Mexican manufacturing operations and design center, and our European sales and logistics headquarters is the United States dollar. For these foreign operations, assets and liabilities are remeasured at the period-end or historical rates as appropriate. Revenues and expenses are remeasured at average monthly rates. Currency transaction gains and losses are recognized in current operations.

Plantronics has entered into foreign currency forward contracts, which typically mature in one month, to hedge a portion of our exposure to foreign currency fluctuations in expected foreign currency-denominated receivables, payables and cash balances. We record on the balance sheet at each reporting period the fair value of our forward contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, as other income (expense), offsetting transaction gains and losses on the related assets and liabilities. Plantronics does not enter into foreign currency forward contracts for trading purposes.

As of June 30, 2004, we had foreign currency forward contracts of approximately €6.2 and £1.8 million denominated in Euros and Great British Pounds, respectively. These forward contracts hedge against a portion of our expected foreign currency-denominated receivables, payables and cash balances. The following table summarizes our net currency position, and approximate U.S. dollar equivalent, at June 30, 2004 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity

EUR	6,178	$7,500	Sell	1 month
GBP	1,767	$3,200	Sell	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of approximately $0.1 million for the fiscal quarter ended June 30, 2004, compared to a net gain of approximately $0.3 million in the fiscal quarter ended June 30, 2003, which is included in interest and other income, net in the results of operations.

Plantronics periodically hedges foreign currency forecasted transactions related to sales with currency options. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. On a monthly basis, Plantronics enters into monthly option contracts with a one-year term. Plantronics does not purchase options for trading purposes. As of June 30, 2004, we had foreign currency put and call option contracts of approximately €31.3 million and £10.9 million. Our option contracts hedge a portion of our forecasted foreign denominated sales. The following table summarizes option positions at June 30, 2004 (in thousands):

	Balance Sheet		Income Statement
	Accumulated Other		Net Sales
	Comprehensive Income/(loss)		Three Months Ended June 30,

	March 31, 2004	June 30, 2004	2003	2004

Realized loss on closed transactions	$-	$-	$(184)	$(488)

Recognized but unrealized loss on open transactions	(1,937)	(1,438)	-	-

	$(1,937)	$(1,438)	$(184)	$(488)

Foreign currency transactions related to cash flow hedges on option contracts resulted in a net reduction to revenue of $0.5 million and $0.2 million for the three months ended June 30, 2004 and June 30, 2003, respectively.

5. COMPUTATION OF EARNINGS PER COMMON SHARE
Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the assumed exercise of stock options.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2003 and 2004 (in thousands, except earnings per share):
	Three Months Ended
	June 30,

	2003	2004

Net income	$11,341	$22,347

Weighted average shares-basic	43,669	47,725
Effect of potential dilutive employee stock options	1,408	2,703

Weighted average shares-diluted	45,077	50,428

Net income per share-basic	$0.26	$0.47

Net income per share-diluted	$0.25	$0.44

Dilutive potential common shares consist of outstanding employee stock options. Outstanding stock options to purchase approximately 5.3 million and 0.4 million shares of Plantronics' common stock at June 30, 2003 and June 30, 2004, respectively, were excluded from the computation of diluted earnings per share because they were out of the money and therefore anti-dilutive. The increase in the market value of Plantronics' common stock during the fiscal quarter ended June 30, 2004 contributed to the increased number of dilutive potential common shares included in the diluted earnings per share calculation.

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

All options in the three months ended June 30, 2003 and 2004, respectively, were granted at an exercise price equal to the market value of Plantronics’ common stock on the date of grant. The following table sets forth net income and earnings per share amounts that would have been reported if Plantronics had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended June 30, 2003 and 2004 (in thousands, except earnings per share):
	Three Months Ended
	June 30,
	2003	2004

Net income:
Net income - as reported	$11,341	$22,347
Less stock based compensation expense determined under fair value based method, net of taxes	(3,440)	(4,133)

Net income - pro forma	$7,901	$18,214

Basic net income per share - as reported	$0.26	$0.47
Basic net income per share - pro forma	$0.18	$0.38
Diluted net income per share - as reported	$0.25	$0.44
Diluted net income per share - pro forma	$0.18	$0.36

The fair value of options at the date of grant was estimated using the Black-Scholes model. The following assumptions were used and the following weighted-average fair values resulted:
	Stock Option		Employee
	Plans		Stock Purchase Plan
	Three Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	6.0	6.0	0.5	0.5
Expected volatility	59.5%	59.5%	46.2%	38.5%
Risk-free interest rate	2.7%	3.7%	1.2%	1.0%

Weighted-average fair value	$10.28	$22.10	$3.02	$4.61

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

Changes in our warranty obligation, which is included as a component of "Accrued liabilities" on the condensed consolidated balance sheets, during the three months ended June 30, 2004, are as follows (in thousands):

Warranty liability at March 31, 2004	$6,795
Warranty provision relating to product shipped during the quarter	2,606
Deductions for warranty claims processed	(2,413)

Warranty liability at June 30, 2004	$6,988

8. COMPREHENSIVE INCOME
Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	June 30,

	2003	2004

Net income	$11,341	$22,347

Unrealized (loss) on hedges, for the three months ended June 30, 2003 and 2004, net of tax of ($390) and ($431), respectively	(910)	(1,007)

Foreign currency translation, for the three months ended June 30, 2003 and 2004, net of tax of $222 and $534, respectively	520	1,246

Other comprehensive income	$10,951	$22,586

From the end of the March 2004 quarter to the end of the June 2004 quarter, the exchange rate for the Euro relative to the U.S. dollar increased 0.4% and the Great British Pound relative to the U.S. dollar decreased 0.9%.

9. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES
SEGMENTS. We are engaged in the design, manufacture, marketing and sales of telecommunications equipment including headsets, telephone headset systems, and other specialty telecommunications products. Plantronics considers itself to operate in one business segment.

PRODUCTS AND SERVICES. We focus on headsets for business and consumer applications, and other specialty products for the hearing impaired. With respect to headsets, we make products for office and contact center use, for use with mobile and cordless phones and for use with computers and gaming consoles. The following table presents net revenues by product group (in thousands):

	Three Months Ended
	June 30,

	2003	2004

Net revenues from unaffiliated customers:
Office and contact center	$62,080	$82,815
Mobile	18,518	34,458
Computer audio	5,463	6,992
Other specialty products	6,725	7,105

	$92,786	$131,370

MAJOR CUSTOMERS. No customer accounted for 10% or more of total revenues for the three months ended June 30, 2003 and 2004, nor did any customer account for 10% or more of accounts receivable from consolidated sales at the end of such periods.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area (in thousands) but may not actually reflect end-user markets:
	Three Months Ended
	June 30,

	2003	2004

Net revenues from unaffiliated customers:

United States	$64,924	$89,088

Europe, Middle East and Africa	19,183	31,184
Asia Pacific and Latin America	5,395	7,495
Other International	3,284	3,603

Total International	27,862	42,282

	$92,786	$131,370

	March 31,	June 30,
	2004	2004

Long-lived assets:
United States	$24,129	$29,624
International	17,995	18,986

	$42,124	$48,610

10. INTANGIBLES
Aggregate amortization expense relating to intangible assets for each of the three months ended June 30, 2003 and 2004 was $0.2 million. The following table presents information on acquired intangible assets (in thousands):

	March 31, 2004		June 30, 2004

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible assets	Amount	Amortization	Amount	Amortization

Technology	$2,460	$(1,103)	$2,460	$(1,175)
State contracts	1,300	(418)	1,300	(464)
Patents	1,170	(283)	1,170	(344)
Trademarks	300	(96)	300	(106)
Non-compete agreements	200	(90)	200	(100)

Total	$5,430	$(1,990)	$5,430	$(2,189)

11. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The disclosure requirements of EITF 03-01 were effective December 31, 2003. EITF 03-01 is effective for the first fiscal year or interim period beginning after June 15, 2004. The adoption of EITF 03-01 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003 and in the quarter ending March 31, 2004 for arrangements entered into prior to February 1, 2003.  Plantronics has not entered into any arrangements with entities it considers to be variable interest entities and as such the adoption of FIN 46 (as revised December 2003) did not have a material effect on our financial position, results of operations or cash flows.

12. SUBSEQUENT EVENTS

On July 20, 2004, we announced that our Board of Directors had initiated a dividend program and declared a quarterly cash dividend of $0.05 per share of our common stock, payable on September 10, 2004 to stockholders of record on August 13, 2004.  The target annual dividend is $0.20 per common share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY:
We are a leading worldwide designer, manufacturer and marketer of lightweight communications headsets, telephone headset systems and accessories for the business and consumer markets. In addition, we manufacture and market specialty telephone products, such as telephones for the hearing-impaired and other related products for people with special communications needs.

We are a global company and sell our broad range of communications products into more than 70 countries through a worldwide network of distributors, original equipment manufacturers ("OEM’s"), wireless carriers, retailers and telephony service providers. We have well-developed distribution channels in North America and Europe, where headset use is fairly widespread. Our distribution channels in other regions of the world are less mature and primarily serve the contact center markets in those regions.

During the first three months of fiscal year 2005 as compared to the year ago period, our revenues were primarily driven by the ongoing worldwide adoption of headsets. This growth was assisted by an improved economy, new products, increased promotional activities, passage of legislation and the increased adoption of Bluetooth technologies. Sales of our mobile headsets related to promotional offers that bundle our headsets with cell phones sold into the U.S. wireless carrier market contributed to this growth. Legislation activities include new hands-free legislation in certain states in the U.S., U.K., Italy and increased enforcement of existing laws in Germany. Bluetooth adoption rates have increased as mobile carriers increase offerings of cell phones with Bluetooth capabilities. Revenues for first firscal quarter were stronger than we had anticipated in our April 27 , 2004 press release primarily as a result of our continued high market share in certain parts of the U.S. carrier market for mobile headsets. In particular, we have enjoyed what we believe is an unsustainably high share of bundles using corded headsets. We believer our market share is correcting to a more normal level in the September quarter.We have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time. If we are unable to anticipate the purchase requirements of these customers, our quarterly revenues may be adversely affected and/or we may be exposed to large volumes of inventory that cannot be immediately resold to other customers.

In comparison to the first quarter a year ago, sales of wireless headsets for use by business professionals in office settings were the primary driver of year over year growth in our office and contact center product line. Growth in that product line was also driven by the successful launch of the SupraPlus™, an innovative and stylish new headset family designed for contact center agents.

We continue to improve our productivity and cost effectiveness and as a result, our operating margins have increased. During our fiscal quarter ended June 30, 2004, our overhead costs declined as a percentage of sales. As a percentage of revenue, our gross margins increased principally as a result of component cost reductions and the benefits of increased volumes on largely fixed overhead.

Increases in our operating expenses as compared to the year ago quarter were primarily driven by increased marketing programs, many of which were designed to assist in increasing sales of mobile headsets especially in places where new hands-free legislation had been enacted or was being increasingly enforced. In comparison to a year ago, we increased expenditures to support the expansion of our worldwide sales team and the resumption in the quarter of worldwide sales and distributor meetings, which we had not held in the prior year. We have also expanded our research and development efforts with the goal of bringing more new products to market. As a percentage of sales, our operating expenses decreased as compared to the three month period of the previous fiscal year, which contributed to our overall increase in operating income. For the three months ended June 30, 2004, our operating margin improved to 23.4% from 16.9% in the comparable period a year ago, driven by the significant revenue growth.

In addition, during the three month period ended June 30, 2004, we generated $33.3 million in operating cash flows, which in part contributed to the increase in our liquidity and cash balances at June 30, 2004.

We intend for the following discussion of our financial condition, results of operations and cash flows to provide information that will assist in understanding our financial statements.

RESULTS OF OPERATIONS:
The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales:
	Three Months Ended
	June 30,

	2003	2004

Net sales	100.0%	100.0%
Cost of sales	51.0	47.0

Gross profit	49.0	53.0

Operating expenses:
Research, development and engineering	9.3	7.6
Selling, general and administrative	22.8	22.0

Total operating expenses	32.1	29.6

Operating income	16.9	23.4
Interest and other income, net	0.5	0.2

Income before income taxes	17.4	23.6
Income tax expense	5.2	6.6

Net income	12.2%	17.0%

NET SALES. Net sales for the quarter ended June 30, 2004, increased by 41.6% to $131.4 million, compared to $92.8 million for the quarter ended June 30, 2003.

In comparison to the fiscal quarter ended June 30, 2003, revenues for the fiscal quarter ended June 30, 2004 were stronger for all product lines. Domestic and international revenues growth was led by increased demand for headsets for mobile phones and for wireless headsets for the office. For mobile, this included both corded headsets sold to U.S. wireless carriers and Bluetooth™-based headsets sold primarily for use in Europe, with quarterly net sales up 86% over the same quarter in the prior year. Our worldwide office and contact center products business grew 33% over the same quarter in the prior year. This growth was stronger in Europe and other international regions, although we also had good performance domestically. Contributing substantially to this growth were the CS60 product in Europe, a wireless headset for office phones; the CS50 product in the U.S., a wireless headset for office phones; and the new SupraPlus contact center product line. Computer audio product net sales increased 28% over the same quarter in the prior year, primarily due to headset sales for various gaming applications and increased international sales of our headsets. Sales of our specialty products, which include products for the hearing-impaired, increased by 6% compared to the same quarter in the prior year, primarily due to increased international sales.

Our first quarter of fiscal year 2005 was comprised of 13 weeks compared to 13 weeks in the same quarter last year but down from 14 weeks in the fourth quarter of fiscal year 2004.

GROSS PROFIT. Gross profit for the quarter ended June 30, 2004 increased by 53.2% to $69.7 million (53.0% of net sales), compared to $45.5 million (49.0% of net sales) for the quarter ended June 30, 2003.

As a percentage of revenues, gross margin for the quarter ended June 30, 2004 increased by 4.0 percentage points compared to the year ago quarter, primarily due to cost reductions and improved economies of scale due to increased volume. Our productivity improvements have enabled us to hold manufacturing overhead costs fairly constant compared to a year ago despite significant increases in unit volume. In addition, a weaker U.S. dollar compared to the Euro and Great British Pound favorably affected revenues and thus gross margin. Partially offsetting these favorable factors was a change in product mix, with a higher percentage of revenues coming from lower margin mobile products as compared to the year ago period.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended June 30, 2004 were $10.0 million (7.6% of net sales), compared to $8.6 million (9.3% of net sales) for the quarter ended June 30, 2003. The increase in dollars spent was primarily due to incremental spending on new product development. A portion of our research and development is conducted in the United Kingdom, where the decline of the U.S. dollar relative to the Great British Pound has increased the dollar reported cost of that portion of our research and development spending, adding to the increase.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 30, 2004 increased 36.7% to $28.9 million (22.0% of net sales), compared to $21.2 million (22.8% of net sales) for the quarter ended June 30, 2003. Compared to the year ago quarter, costs were higher as a result of increased sales and marketing programs. Key marketing programs included various hands-free campaigns, both domestically and internationally. We also had higher commission costs on higher revenues and it was also necessary to increase our provision for doubtful accounts by $1.1 million for probable losses within our accounts receivable portfolio. Additionally, we had unfavorable foreign exchange rates driving costs higher.

OPERATING INCOME. Operating income for the quarter ended June 30, 2004 increased by 95.4% to $30.7 million (23.4% of net sales), compared to $15.7 million (16.9% of net sales) for the quarter ended June 30, 2003.

INTEREST AND OTHER INCOME, NET. Interest and other income, net for the quarter ended June 30, 2004, was $0.3 million compared to $0.5 million for the quarter ended June 30, 2003. The decrease from the quarter ended June 30, 2003 was driven primarily by unfavorable foreign exchange rates, offset in part by interest income earned on higher cash balances.

INCOME TAX EXPENSE. Income tax expense for the quarter ended June 30, 2004 was $8.7 million compared to $4.9 million for the quarter ended June 30, 2003 and represented tax rates of 28.0% and 30.0%, respectively.

FINANCIAL CONDITION AND CASH FLOWS:
OPERATING ACTIVITIES. During the three months ended June 30, 2004, we generated $33.3 million in cash from operating activities, primarily from $22.3 million in net income, an increase in accounts payable of $7.1 million, a decrease in other current assets, primarily from cash receipts from tax refunds, of $7.0 million, an increase in income taxes payable of $6.2 million, depreciation and amortization of $2.8 million, and an income tax benefit from stock option exercises of $0.9 million, offset by an increase in inventories of $6.7 million, an increase in accounts receivable of $3.5 million and a decrease in accrued liabilities of $3.0 million. In comparison, during the three months ended June 30, 2003, we generated $17.7 million in cash from operating activities, primarily from $11.3 million in net income, depreciation and amortization of $3.6 million, an increase in accrued liabilities of $2.1 million and an increase in accounts payable of $1.5 million, offset by an increase in inventories of $3.8 million.

INVESTING ACTIVITIES. During the three months ended June 30, 2004, we incurred capital expenditures of $9.3 million principally for leasehold improvements at our corporate headquarters, machinery and equipment, tooling, computers and software. In comparison, during the three months ended June 30, 2003, we received $5.0 million in proceeds from the sale of marketable securities and incurred capital expenditures of $2.7 million principally for tooling, computers, machinery and equipment.

FINANCING ACTIVITIES. During the three months ended June 30, 2004, we did not repurchase any shares of our common stock under our stock repurchase plan. We reissued through employee benefit plans 12,542 shares of our treasury stock for $0.4 million. As of June 30, 2004, 142,600 shares remained available for repurchase under our stock repurchase plan. We received $5.5 million in proceeds from the exercise of stock options during the three months ended June 30, 2004, compared to $0.8 million in the three months ended June 30, 2003. During the three months ended June 30, 2003, we repurchased 122,800 shares of our common stock under our stock repurchase plan for $1.8 million and reissued through employee benefit plans 29,705 shares of our treasury stock for $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2004, we had working capital of $272.6 million, including $211.0 million of cash and cash equivalents, compared to working capital of $249.4 million, including $180.6 million of cash and cash equivalents at March 31, 2004. During the next 12 to 18 months, we will continue to incur capital expenditures related to facilities, including, among other things, an upgrade of our corporate offices in Santa Cruz and the construction of a factory and development center in China.* The factory construction in China is in the very early stages and the total cost of this initiative is uncertain and could range from $10 to $20 million.*

We have a revolving credit facility with a major bank for $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2005. As of July 30, 2004, we had no cash borrowings under the revolving credit facility and $2.3 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. Under our current credit facility agreement, we have the ability to declare dividends so long as the aggregate amount of all such dividends declared or paid and common stock repurchased or redeemed in any four consecutive fiscal quarter periods shall not exceed 50% of the amount of cumulative consolidated net income in the eight consecutive fiscal quarter period ending with the fiscal quarter immediately preceding the date as of which the applicable distributions occurred. We are currently in compliance with the covenants and the dividend provision under this agreement.

On July 20, 2004, we announced that our Board of Directors had initiated a dividend program and declared a quarterly cash dividend of $0.05 per share of our common stock, payable on September 10, 2004 to shareholders of record on August 13, 2004. The plan approved by the Board anticipates a total annual dividend of $0.20 per common share. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

We believe that our current cash and cash equivalents balance and cash provided by operations, will be sufficient to fund operations for at least the next twelve months.* However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Certain Forward-Looking Information” and “Risk Factors Affecting Future Operating Results” in this Quarterly Report for factors that could affect our estimates for future financial needs and sources of working capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon Plantronics’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases estimates and judgments on historical experience and on various other factors that Plantronics’ management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

INVENTORY. We write down the cost basis of our inventory for estimated excess and obsolete inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for Plantronics’ products and corresponding demand in such markets decline, then additional write-downs may be necessary.

WARRANTY. We provide for the estimated cost of warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates and our costs to repair or replace the products. Should actual failure rates and costs differ from our estimates, revisions to our warranty obligation may be required.

GOODWILL AND INTANGIBLES. As a result of acquisitions we have made, we have goodwill and intangible assets on our balance sheet. These assets affect the amount of future amortization expense and possible impairment charges that we may incur. The determination of the value of goodwill and intangible assets, as well as the useful lives of amortizable intangible assets, requires management to make estimates and assumptions that affect our financial statements. We perform at least an annual impairment reviews of goodwill and intangible assets. If actual or expected revenue significantly declines, we may be required to record an impairment charge.

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

CERTAIN FORWARD-LOOKING INFORMATION:
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we may from time to time make oral forward-looking statements. These forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” and include, among others, all of the statements marked in this Quarterly Report on Form 10-Q with an asterisk (“*”). These forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties and other factors, including those set forth below under "Risk Factors Affecting Future Operating Results." When reading the sections titled “Results of Operations” and “Financial Condition,” you should also read our unaudited condensed consolidated financial statements and related notes included elsewhere herein, our Annual Report on Form 10-K, and the section below entitled "Risk Factors Affecting Future Operating Results." We undertake no obligation to update any forward-looking statements to reflect any developments or events occurring after the date of this Quarterly Report.

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

Historically, the technology used in lightweight communications headsets evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. The technology used in hands-free communications devices, including our products, is evolving more rapidly now than it has historically and we anticipate that this trend may accelerate. We believe this is particularly true for our newer emerging technology products in the mobile, computer, residential and certain parts of the office markets. We believe products designed to serve these markets generally exhibit shorter lifecycles and are increasingly based on open standards and protocols. As we develop new generations of products more quickly, we expect that the pace of product obsolescence will increase accordingly. The disposition of inventories of obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.

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

We have historically derived a material amount of our net sales from the contact center market, and we expect that this market will continue to account for a significant portion of our net sales. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products that contact center agents use than would a company serving a broader market. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could be flat or decline in response to various factors. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

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

The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. Currently, our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications company. Internationally, Sennheiser Communications is a significant competitor in the computer, office and contact center market.

We currently operate principally in a multilevel distribution model — selling most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom’s acquisitions indicate it may be moving towards a direct sales model, since six of their nine acquisitions were of companies employing direct sales and marketing models. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices, placing pricing pressure on our products, which could materially adversely affect our business and results of operations.

We also expect to face additional competition from companies that currently do not offer communications headsets. We believe that this is particularly true in the office, mobile, computer and residential markets. For example, the Sony-Ericsson joint venture competes formidably with several Bluetooth hands-free solutions.

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

We also expect to face additional competition from companies, principally located in the Far East, which offer very low cost headset products, including products which are modeled on, or are direct copies of our products. These new competitors are likely to offer very low cost products which may result in price pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition and results of operations could be materially adversely affected.

If we do not match production to demand, we will be at risk of losing business or our margins could be materially adversely affected.

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
  If forecasted demand does not develop, we would have excess inventories of finished products, components and subassemblies and excess manufacturing capacity. In particular, given the trend of shorter cycles to product obsolescence it is likely we would be unable to sell these inventories and would have to write off some or all of our inventories of excess products and unusable components and subassemblies. In addition, excess manufacturing capacity could lead to higher production costs and lower margins.
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

Our growth and ability to meet customer demand depend in part on our capability to obtain timely deliveries of raw materials, components, subassemblies and products from our suppliers. We buy raw materials, components and subassemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, subassemblies and finished products entails various risks, including the following:
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
  Most of our suppliers are not obligated to continue to provide us with raw materials, components and subassemblies. Rather, we buy most raw materials, components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect the availability or cost of needed inventories. In turn, this would affect our ability to manufacture and sell products that are dependent on those raw materials, components and subassemblies. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

  Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permits us to work with only a single source of silicon chip-sets on any particular new product. We, or our chosen supplier of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet time to market schedules. Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, and/or the inability to meet our customer demand for these new products. Our business, operating results, financial condition or cash flows could therefore be materially adversely affected as a result of these factors.
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

We sell substantially all of our products through distributors, retailers, OEM’s and telephony service providers. Our existing relationships with these parties are not exclusive and can be terminated by either party without cause. Our channel partners also sell or can potentially sell products offered by our competitors. To the extent that our competitors offer our channel partners more favorable terms, such partners may decline to carry, de-emphasize or discontinue carrying our products. In the future, we may not be able to retain or attract a sufficient number of qualified channel partners. Further, such partners may not recommend, or continue to recommend, our products. In the future, our OEM customers or potential OEM customers may elect to manufacture their own products, similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEM’s, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition and results of operations.

As a result of the growth of our mobile headset business, our customer mix is changing and certain OEM’s, retailers and wireless carriers are becoming significant. This greater reliance on certain large customers could increase the volatility of our revenues and earnings. In particular, we have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time. If we are unable to anticipate the purchase requirements of these customers, our quarterly revenues may be adversely affected and/or we may be exposed to large volumes of inventory that cannot be immediately resold to other customers.

In particular, we are obligated to absorb from our retailers products which have failed to sell as expected, and in some instances, such products may be returned to our inventory. Should product returns vary significantly from our estimate, then our allowance for estimated returns, which we record as a reduction of revenue, may need to be revised.

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:
  the announcement of new products or product enhancements by us or our competitors;
  the loss of services of one or more of our executive officers or other key employees;
  quarterly variations in our or our competitors’ results of operations;
  changes in our published forecasts of future results of operations;
  changes in earnings estimates or recommendations by securities analysts;
  developments in our industry; and
  general market conditions.

Our quarterly operating results may fluctuate significantly and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:
  market acceptance and transition of new product introductions, other new products launched in 2004, new products launched in the future, and product enhancements by us or our existing or potential new competitors;
  difficult general economic conditions, as has been the case with the recent global economic uncertainty and downturn in technology spending, and specific economic conditions prevailing in the communications industry and other technology industries;
  the prices and performance of our products and those of our existing or potential new competitors;
  changes in our sales management and sales organization which could result in disruptions among our channel partners;
  the timing and size of the orders for our products, in particular OEM demand is very volatile and difficult to forecast;
  our distribution channels reducing their inventory levels;
  the level and mix of inventory that we hold to meet future demand;
  slowing sales by our channel partners to their customers which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;
  the near and long-term impact of terrorist attacks and incidents and any military response or uncertainty regarding any military response to those attacks;
  the shift in sales mix of products we sell to lower margin products;
  fluctuations in the level of international sales and our exposure to international currency fluctuations in both revenues and expenses;
  the cost and availability of component devices used in many of our products;
  manufacturing costs;
  the level and cost of warranty claims;
  future changes in existing financial accounting standards or practices or taxation rules or practices;
  the impact of disruptions in our operations, for any reason, including the recurrence of SARS or other similar event;
  the impact of seasonality on our various product lines and geographic regions; and
  adverse outcomes to litigation.

As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market securities analysts or investors, our stock price will likely decline.

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

During March 2004 the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use to estimate the fair value of our options under SFAS 123 disclosure provisions.

The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated results of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 2 of the Notes to the consolidated financial statements). This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace. We believe that the expected expense related to the fair value of our stock options under the Binomial Model as proposed by the FASB will be slightly less than the Black-Scholes valuation approach.*

In addition, if stock options are expensed, it is our expectation that our use of restricted stock, restricted stock units and capped stock appreciation rights for employee awards will increase and our use of stock options will decrease. Although it is anticipated that such a change in the types of employee awards that are issued will create less dilution due to fewer aggregate shares issued, it is also expected that the amount of cash received by us from the exercise of stock options will decline.

We have significant foreign operations and there are inherent risks in operating abroad.

During the first quarter of fiscal year 2005, approximately 32% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers.

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
Changes in regulatory requirements may adversely impact our margins as we comply with such changes or reduce our ability to generate revenues if we are unable to comply.

Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. As regulations and local laws change, we must , if possible, modify our products to address those changes. Regulatory restrictions may increase the costs to design and manufacture our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along. Compliance with regulatory restrictions may affect the technical quality and capabilities of our products, reducing their marketability.  New legislation prohibiting the use of phones while operating a motor vehicle may reduce demand for our products.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners in the use of those products.

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. We may not identify successful new product opportunities and develop and bring products to market in a timely manner or be successful in developing a service provider strategy. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transition and our inability to enter new markets, such as the service provider market, would harm our business and results of operations.

Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products have a negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

We face and might in the future face intellectual property infringement claims that might be costly to resolve.

We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions which have resulted in significant and protracted and expensive litigation. We cannot assure you that we will prevail in any such litigation, that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to, and legal costs associated with, litigation can have a significant adverse effect on our operating results and financial condition.

We have intellectual property rights that could be infringed by others.

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 85 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management’s attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

We are exposed to potential lawsuits alleging defects in our products and/or hearing loss caused by our products.

The use of our products exposes us to the risk of product liability and hearing loss claims. These claims have in the past been, and are currently being, asserted against us. None of the previously resolved claims have materially affected our business, financial condition and results of operations, nor do we believe that any of the pending claims will have such an effect. Although we maintain product liability insurance, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability or hearing loss claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.

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

While we believe we comply with environmental laws and regulations, we are exposed to potential risks from environmental matters.

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

We are working diligently toward evaluating our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by this legislation. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes Oxley Act. As a result, we have incurred and expect to incur additional expenses and consumption of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or the New York Stock Exchange. Any such action could adversely effect our financial results.

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

Provisions in our charter documents and Delaware law and our adoption of a stockholder rights plan may delay or prevent a third party from acquiring us, which could affect the price at which you can sell your stock.

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

In 2002, our Board of Directors adopted a stockholder rights plan, pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of April 12, 2002. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition.

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

INTEREST RATE RISK
At June 30, 2004, we had cash and cash equivalents totaling $211.0 million, compared to $180.6 million at March 31, 2004. At June 30, 2004 and at March 31, 2004, we had no marketable securities. Cash equivalents have an original or remaining maturity when purchased of ninety days or less; marketable securities have an original or remaining maturity when purchased of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as our cash was invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our investments at June 30, 2004, was less than three months. The taxable equivalent interest rates locked in on those investments averages approximately 1.7%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

Our $75 million revolving credit facility and letter of credit subfacility both expire on July 31, 2005. As of July 30, 2004, we had no cash borrowings under the revolving credit facility and $2.3 million outstanding under the letter of credit subfacility. If we choose to borrow under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK
In the first quarter of fiscal 2005, approximately 32% of our net sales were derived from customers outside the United States, with 20.5% of total revenues denominated in foreign currencies, predominately the Euro and the Great British Pound. In fiscal year 2002, we implemented a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we began to hedge our European net monetary asset exposure, hedging both our Euro and Great British Pound positions. However, we can provide no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

As of June 30, 2004, we had foreign currency forward contracts of approximately €6.2 and £1.8 million denominated in Euros and Great British Pounds, respectively. These forward contracts hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts and nonfunctional currency-denominated receivables and payables. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a loss of $0.9 million or a gain of $0.8 million.

The table below presents the effect on our foreign currency transaction exposure of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated currencies.

June 30, 2004		Net
(in millions)		Underlying	Net	FX	FX
		Foreign	Exposed	Gain (Loss)	Gain (Loss)
	USD Value	Currency	Long (Short)	From 10%	From 10%
	of Net FX	Transaction	Currency	Appreciation	Depreciation
Currency - forward contracts	Contracts	Exposures	Position	of USD	of USD

Euro	$7.5	$12.7	$(5.2)	$(0.6)	$0.5
Great British Pound	3.2	6.1	(2.9)	(0.3)	0.3

Net position	$10.7	$18.8	$(8.1)	$(0.9)	$0.8

As of June 30, 2004, we had foreign currency put and call option contracts of approximately €31.3 million and £10.9 million denominated in Euros and Great British Pounds, respectively. Collectively our option contracts hedge against a portion of our forecasted foreign denominated sales. The table below provides information about our foreign currency option contracts that are sensitive to foreign currency exchange rates. If these exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a gain of $5.1 million or a loss of $5.3 million.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

June 30, 2004
(in millions)		FX	FX
		Gain (Loss)	Gain (Loss)
	USD Value	From 10%	From 10%
	of Net FX	Appreciation	Depreciation
Currency - option contracts	Contracts	of USD	of USD

Call options	$(57.6)	$2.2	$(4.4)
Put options	54.8	2.9	(0.9)

Net position	$(2.8)	$5.1	$(5.3)

Item 4. Controls And Procedures
(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in ensuring that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. -- OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
  The 2004 Annual Meeting of Stockholders of Plantronics, Inc. (the "Company") was held at 345 Encinal Street, Santa Cruz, California on July 21, 2004 (the "Annual Meeting").
  At the Annual Meeting, the following six individuals were elected to the Company's Board of Directors.

Nominee	Votes Cast For	Withheld or Against

Patti Hart	44,764,024	1,134,005
Ken Kannappan	43,786,317	2,111,712
Trude C. Taylor	36,318,687	9,579,342
Marvin Tseu	37,430,923	8,467,106
David A. Wegmann	43,666,443	2,231,586
Roger Wery	28,963,804	16,934,225

c.    The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below.

(1) Proposal to approve an increase of 1,000,000 shares of Common Stock of Plantronics, Inc. issuable under the 2003 Stock Plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

35,421,805	10,426,030	50,194	-0-

(2) Proposal to approve amendments to the 2003 Stock Plan to allow a portion of the shares reserved under the 2003 Stock Plan to be issued as restricted stock, restricted stock units and stock appreciation rights.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

38,662,303	7,183,566	52,160	-0-

(3) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of Plantronics for fiscal 2005.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

43,375,055	2,509,398	13,576	-0-

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q.
EXHIBITS INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).
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

10.4.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10.4.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10.5.1
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)..

10.5.2
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original).

10.5.3
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)

10.5.4
Lease Agreement dated July 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)

10.6
Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No.33-70744), filed on October 20, 1993).

10.7*	Amended and Restated 2003 Stock Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on May 26, 2004).
10.8*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).
10.9 1*
1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.29) to the Registrant's Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10.9.2*
Amendment to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (File No. 333-14833), filed on October 25, 1996).

10.9.3*	Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10.9.4 *	Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10.9.5*
Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).

10.10.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from Exhibit (10.10.2) to the Registrant's Annual Report on Form 10-K (File Number 001-12696), filed on June 21, 2002).
10.11.1
Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant's Registration Statement on Form S-8 (File No. 333-19351), filed on January 7, 1997).

10.11.2*
Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10.12*
Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.13.1*
Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference from Exhibit (4.5) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.13.2
Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference from Exhibit (4.6) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.13.3
Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference from Exhibit (4.7) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.14.1*
Employment Agreement dated as of July 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.15) to the Registrant's Annual Report on Form 10-K405 (File No. 001-12696), filed on June 1, 2000).

10.14.2*
Employment Agreement dated as of November 1996 between Registrant and Don Houston (incorporated herein by reference from Exhibit (10.14.2) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10.14.3*
Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10.14.4*
Employment Agreement dated as of May 1998 between Registrant and Craig May (incorporated herein by reference from Exhibit (10.14.3) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10.14.5*
Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10.15.1
Credit Agreement dated as of July 31, 2003 between Registrant and Wells Fargo Bank N.A (incorporated herein by reference from Exhibit (10.1) of the Registrant's Annual Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).

31.1	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO and CFO
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(b) Reports on Form 8-K

On April 27, 2004, the Company furnished a Current Report on Form 8-K reporting under Item 12 the Company's issuance of a press release announcing its financial results for the year ended March 31, 2004 and including such press release as an exhibit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: August 6, 2004	By:	/s/ Barbara V. Scherer

Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).
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

10.4.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10.4.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10.5.1
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)..

10.5.2
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original).

10.5.3
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)

10.5.4
Lease Agreement dated July 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)

10.6
Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No.33-70744), filed on October 20, 1993).

10.7*	Amended and Restated 2003 Stock Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on May 26, 2004).
10.8*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).
10.9 1*
1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.29) to the Registrant's Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10.9.2*
Amendment to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (File No. 333-14833), filed on October 25, 1996).

10.9.3*	Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10.9.4 *	Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).
10.9.5*
Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).

10.10.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from Exhibit (10.10.2) to the Registrant's Annual Report on Form 10-K (File Number 001-12696), filed on June 21, 2002).
10.11.1
Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant's Registration Statement on Form S-8 (File No. 333-19351), filed on January 7, 1997).

10.11.2*
Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10.12*
Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.13.1*
Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference from Exhibit (4.5) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.13.2
Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference from Exhibit (4.6) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.13.3
Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference from Exhibit (4.7) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.14.1*
Employment Agreement dated as of July 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.15) to the Registrant's Annual Report on Form 10-K405 (File No. 001-12696), filed on June 1, 2000).

10.14.2*
Employment Agreement dated as of November 1996 between Registrant and Don Houston (incorporated herein by reference from Exhibit (10.14.2) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10.14.3*
Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10.14.4*
Employment Agreement dated as of May 1998 between Registrant and Craig May (incorporated herein by reference from Exhibit (10.14.3) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10.14.5*
Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10.15.1
Credit Agreement dated as of July 31, 2003 between Registrant and Wells Fargo Bank N.A (incorporated herein by reference from Exhibit (10.1) of the Registrant's Annual Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).

31.1	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO and CFO
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

