Form 10-Q
period 2004-10-02
PLANTRONICS INC /CA/
filed 2004-11-05
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X ] No [ ]

  The number of shares outstanding of Plantronics’ common stock as of October 29, 2004 was 48,371,961.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements
PLANTRONICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
	March 31,	September 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$180,616	$210,283
Marketable securities	-	4,000
Accounts receivable, net	64,999	73,892
Inventories	40,762	65,940
Deferred income taxes	13,967	8,046
Other current assets	10,283	10,750
Total current assets	310,627	372,911
Property, plant and equipment, net	42,124	49,959
Intangibles, net	3,440	3,326
Goodwill	9,386	9,386
Other assets	2,675	2,683
Total assets	$368,252	$438,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,075	$29,206
Accrued liabilities	36,469	38,292
Income taxes payable	5,686	6,484
Total current liabilities	61,230	73,982
Deferred tax liability	7,719	8,121
Total liabilities	68,949	82,103

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value per share; 100,000 shares authorized, 63,635 shares and 64,037 shares outstanding at March 31, 2004 and September 30, 2004, respectively	636	641
Additional paid-in capital	248,495	260,075
Accumulated other comprehensive income	681	1,000
Retained earnings	347,629	392,253
	597,441	653,969
Less: Treasury stock (common: 16,029 and 15,974 shares at March 31, 2004 and September 30, 2004, respectively) at cost	(298,138)	(297,807)
Total stockholders' equity	299,303	356,162
Total liabilities and stockholders' equity	$368,252	$438,265

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net sales	$95,117	$130,220	$187,903	$261,590
Cost of sales	46,351	60,719	93,670	122,422
Gross profit	48,766	69,501	94,233	139,168

Operating expenses:
Research, development and engineering	8,247	10,838	16,852	20,882
Selling, general and administrative	22,984	25,305	44,137	54,225
Total operating expenses	31,231	36,143	60,989	75,107
Operating income	17,535	33,358	33,244	64,061
Interest and other income, net	141	913	633	1,248
Income before income taxes	17,676	34,271	33,877	65,309
Income tax expense	5,303	9,596	10,163	18,287
Net income	$12,373	$24,675	$23,714	$47,022

Basic earnings per common share (Note 5)	$0.28	$0.51	$0.54	$0.98
Shares used in basic per share calculations	44,052	47,977	43,861	47,851

Diluted earnings per common share (Note 5)	$0.27	$0.49	$0.52	$0.93
Shares used in diluted per share calculations	46,372	50,638	45,672	50,532

See Notes to Unaudited Condensed Consolidated Financial Statements

PLANTRONICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,714	$47,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,350	5,609
Deferred income taxes	-	6,323
Income tax benefit associated with stock option exercises	3,087	1,818
Loss on disposal of fixed assets	12	406
Changes in assets and liabilities		-
Accounts receivable, net	(1,530)	(8,893)
Inventory, net	(4,006)	(25,178)
Other current assets	138	(467)
Other assets	51	(305)
Accounts payable	4,647	10,131
Accrued liabilities	5,305	2,465
Income taxes payable	(5,829)	798
Cash provided by operating activities	31,939	39,729

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	5,020	-
Purchase of marketable securities	-	(4,000)
Purchase of equity investment	(450)	-
Capital expenditures and other assets	(4,946)	(14,080)
Cash (used for) investing activities	(376)	(18,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(1,833)	-
Proceeds from sale of treasury stock	1,564	1,831
Proceeds from exercise of stock options	6,868	8,265
Payment of cash dividends		(2,398)
Cash provided by financing activities	6,599	7,698
Effect of exchange rate changes on cash and cash equivalents	(761)	320
Net increase in cash and cash equivalents	37,401	29,667
Cash and cash equivalents at beginning of the period	54,704	180,616
Cash and cash equivalents at end of the period	$92,105	$210,283

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$65	$72
Income taxes	$12,932	$16,742
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

Subsequent to our earnings press release dated October 19, 2004, we reclassified approximately $1.7 million from operating cash flows to cash flows from investing activities on our Consolidated Statements of Cash Flows. This reduced our cash provided by operating activities from $8.1 million to $6.4 million and $41.5 million to $39.7 million for the three and six months ended September 30, 2004, respectively. There were no changes to our net increase in cash and cash equivalents line item on the Statement of Cash Flows or to the cash and cash equivalents line item on our Condensed Consolidated Balance Sheets.

2. PERIODS PRESENTED
Our fiscal year-end was April 3, 2004 and the second fiscal quarter-end was October 2, 2004. For purposes of presentation, we have indicated our accounting year as ending on March 31, and our interim quarterly periods as ending on the applicable month-end. Our fiscal quarters ended September 30, 2003 and September 30, 2004 each consisted of thirteen weeks.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

	March 31,	September 30,
	2004	2004
Accounts receivable, net:
Accounts receivable	$82,562	$92,995
Less: sales returns, promotions and rebates	(14,027)	(15,655)
Less: allowance for doubtful accounts	(3,536)	(3,448)
	$64,999	$73,892

Inventories:
Finished goods	$23,543	$37,683
Work in process	1,349	1,802
Purchased parts	15,870	26,455
	$40,762	$65,940

Property, plant and equipment, net:
Land	$6,039	$6,014
Buildings and improvements (useful life 7-30 years	25,952	28,867
Machinery and equipment (useful life 2-10 years	61,462	65,230
	93,453	100,111
Less: accumulated depreciation	(51,329)	(50,152)
	$42,124	$49,959

Accrued liabilities:
Employee benefits	$16,373	$15,314
Accrued advertising and sales and marketing	3,101	4,571
Warranty accrual	6,795	6,340
Accrued losses on hedging instruments	1,937	1,753
VAT and other non-income tax accruals	2,945	2,542
Accrued other	5,318	7,772
	$36,469	$38,292

4. FOREIGN CURRENCY TRANSACTIONS

The functional currency of our Mexican manufacturing operations and design center, foreign sales and marketing offices, and our foreign research and development facilities is the local currency of the respective operations. For these foreign operations, we translate assets and liabilities into United States dollars using period-end exchange rates in effect as of the balance sheet date and translate revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in "Accumulated Other Comprehensive Income" and as a separate component of stockholders' equity in the Consolidated Balance Sheets (see Note 9).

The functional currency of our European sales and logistics headquarters is the United States dollar. For this foreign operation, assets and liabilities are remeasured at the period-end or historical rates as appropriate. Revenues and expenses are remeasured at average monthly rates. Currency transaction gains and losses are recognized in current operations.

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

As of September 30, 2004, we had foreign currency forward contracts of approximately €5.1 million and £1.9 million denominated in Euros and Great British Pounds, respectively. These forward contracts hedge against a portion of our expected foreign currency-denominated receivables, payables and cash balances. The following table summarizes our net currency position, and approximate U.S. dollar equivalent, at September 30, 2004 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	5,086	$6,300	Sell	1 month
GBP	1,896	$3,400	Sell	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of approximately $0.1 million for the fiscal quarter ended September 30, 2004, compared to neither a net gain nor loss for the fiscal quarter ended September 30, 2003, which is included in interest and other income, net in the results of operations.

Plantronics periodically hedges foreign currency forecasted transactions related to sales with currency options. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. On a monthly basis, Plantronics enters into option contracts with a one-year term. Plantronics does not purchase options for trading purposes. As of September 30, 2004, we had foreign currency put and call option contracts of approximately €36.4 million and £11.8 million. Our option contracts hedge a portion of our forecasted foreign denominated sales. The following table summarizes option positions at September 30, 2004 (in thousands):

	Balance Sheet		Income Statement		Income Statement
	Accumulated Other		Net Sales		Net Sales
	Comprehensive Income/(loss)		Three Months Ended September 30,		Six Months Ended September 30,

	March 31, 2004	September 30, 2004	2003	2004	2003	2004
Realized loss on closed transactions	$-	$-	$(326)	$(925)	$(510)	$(1,413)
Recognized but unrealized loss on open transactions	(1,937)	(1,174)	-	-	-	-
	$(1,937)	$(1,174)	$(326)	$(925)	$(510)	$(1,413)

Foreign currency transactions related to cash flow hedges on option contracts resulted in a net reduction to revenue of $0.9 million and $1.4 million for the three and six months ended September 30, 2004 and $0.3 million and $0.5 million for the three and six months ended September 30, 2003, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2003 and 2004 (in thousands, except earnings per share):

	Three Months Ended		Six Months Ended
	September 30		September 30
	2003	2004	2003	2004

Net income	$12,373	$24,675	$23,714	$47,022

Weighted average shares-basic	44,052	47,977	43,861	47,851
Effect of potential dilutive employee stock options	2,320	2,661	1,811	2,681
Weighted average shares-diluted	46,372	50,638	45,672	50,532

Net income per share-basic	$0.28	$0.51	$0.54	$0.98

Net income per share-diluted	$0.27	$0.49	$0.52	$0.93

Dilutive potential common shares consist of outstanding employee stock options. Outstanding stock options to purchase approximately 2.1 million and 0.4 million shares of Plantronics' common stock at September 30, 2003 and September 30, 2004, respectively, were excluded from the computation of diluted earnings per share because they were out-of-the-money and therefore anti-dilutive. The higher average market value of Plantronics' common stock during the fiscal quarter ended September 30, 2004 versus the comparable period in 2003 contributed to the increased number of dilutive potential common shares included in the diluted earnings per share calculation.

6. PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION

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

All options in the six months ended September 30, 2003 and 2004, respectively, were granted at an exercise price equal to the market value of Plantronics’ common stock on the date of grant. The following table sets forth net income and earnings per share amounts that would have been reported if Plantronics had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended September 30, 2003 and 2004 (in thousands, except earnings per share):
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income:
Net income - as reported	$12,373	$24,675	$23,714	$47,022
Less stock based compensation expense determined under fair value based method, net of taxes from:
Employee stock options plans	(3,121)	(4,200)	(6,527)	(8,257)
Employee stock purchase plans	(72)	(100)	(106)	(176)
Net income - pro forma	$9,180	$20,375	$17,081	$38,589

Basic net income per share - as reported	$0.28	$0.51	$0.54	$0.98
Basic net income per share - pro forma	$0.21	$0.42	$0.39	$0.81
Diluted net income per share - as reported	$0.27	$0.49	$0.52	$0.93
Diluted net income per share - pro forma	$0.20	$0.40	$0.37	$0.76

The fair value of options at the date of grant was estimated using the Black-Scholes model. The following assumptions were used and the following weighted-average fair values resulted (share information and pro forma expense amounts are stated in thousands, current period pro forma expenses may not be an indicator of future expense):

	Stock Option		Stock Option		Employee		Employee
	Plans		Plans		Stock Purchase Plan		Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	September 30,		September 30,		September 30,		September 30,
	2003	2004	2003	2004	2003	2004	2003	2004
Expected dividend yield	0.0%	0.5%	0.0%	0.5%	0.0%	0.5%	0.0%	0.5%
Expected life (in years	6.0	5.0	6.0	5.1	0.5	0.5	0.5	0.5
Expected volatility	55.6%	58.2%	55.7%	58.3%	31.7%	39.6%	31.7%	39.6%
Risk-free interest rate	3.3%	3.3%	3.2%	3.3%	1.0%	1.8%	1.0%	1.8%

Weighted-average fair value	$14.38	$20.56	$16.29	$20.68	$2.58	$7.65	$2.58	$7.65

(in thousands)
Number of underlying shares	1,792	964	1,830	1,050	60	33	60	33
Amount included in pro forma expense, net of taxes	143	113	163	211	72	100	106	176

7. RESTRICTED COMMON STOCK AWARDS

In lieu of raises to certain of our executive officers, during the second quarter of fiscal 2005, Plantronics issued restricted stock awards, representing an aggregate of 45,500 shares, in accordance with the amended and restated 2003 Stock Plan, for which the exercise price payable by employees is $0.01 per share.  Compensation cost for restricted stock awards is recognized in an amount equal to its fair value at the date of grant.  Such expense is recorded on a straight-line basis over the vesting period of the award unless forfeited in the event of termination of employment, with the offsetting entry to additional paid-in capital.  The amortized compensation expense for the quarter was minimal since the awards were granted on September 22, 2004, which resulted in a shorter amortization period.

8. CASH DIVIDEND PROGRAM

In the second quarter of fiscal 2005, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share.  The Company declared a $0.05 per share cash dividend on July 20, 2004 which was paid in September 2004 in the aggregate amount of $2.4 million. The plan approved by the Board of Directors anticipates a total annual dividend of $0.20 per common share for fiscal 2005. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial position.

9. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30		September 30
	2003	2004	2003	2004
Net income	$12,373	$24,675	$23,714	$47,022

Unrealized gain/(loss) on hedges, for the three and six months ended September 30, 2003 and 2004, net of tax of ($95), $74, ($485) and ($329), respectively	(222)	190	(1,132)	(845)
Foreign currency translation, for the three and six months ended September 30, 2003 and 2004, net of tax of $34, ($80), $256 and $418, respectively	79	(207)	597	1,075
Other comprehensive income	$12,230	$24,659	$23,179	$47,252

10. PRODUCT WARRANTY OBLIGATIONS

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

Changes in our warranty obligation, which are included as a component of "Accrued liabilities" on the condensed consolidated balance sheets, during the three and six months ended September 30, 2004, are as follows (in thousands):

Warranty liability at March 31, 2004	$6,795
Warranty provision relating to product shipped during the quarter	2,606
Deductions for warranty claims processed	(2,413)
Warranty liability at June 30, 2004	$6,988
Warranty provision relating to product shipped during the quarter	1,530
Deductions for warranty claims processed	(2,178)
Warranty liability at September 30, 2004	$6,340

11. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

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

PRODUCTS AND SERVICES. We focus on headsets for business and consumer applications, and other specialty products for the hearing impaired. With respect to headsets, we make products for office and contact center use, for use with mobile and cordless phones and for use with computers and gaming consoles. The following table presents net revenues by product group (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net revenues from unaffiliated customers:
Office and contact center	$64,192	$86,204	$126,272	$169,019
Mobile	18,370	28,815	36,888	63,273
Gaming and computer audio	5,679	8,515	11,142	15,508
Other specialty products	6,876	6,686	13,601	13,790
	$95,117	$130,220	$187,903	$261,590

MAJOR CUSTOMERS. No customer accounted for 10% or more of total revenues for the three and six months ended September 30, 2003 and 2004, nor did any customer account for 10% or more of accounts receivable from consolidated sales at the end of such periods.

GEOGRAPHIC INFORMATION. In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area (in thousands) but may not actually reflect end-user markets:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net revenues from unaffiliated customers:

United States	$64,929	$89,375	$129,853	$178,464

Europe, Middle East and Africa	21,826	29,794	41,009	60,978
Asia Pacific and Latin America	6,010	7,902	11,405	15,397
Canada and Other International	2,352	3,149	5,636	6,751
Total International	30,188	40,845	58,050	83,126
	$95,117	$130,220	$187,903	$261,590

	March 31,	September 30,
	2004	2004
Long-lived assets:
United States	$24,129	$30,226
International	17,995	19,733
	$42,124	$49,959

12. INTANGIBLES

Aggregate amortization expense relating to intangible assets for the three and six months ended September 30, 2003 was $0.2 million and $0.4 million, respectively. For the three and six months ended September 30, 2004, aggregate amortization expense was $0.2 million and $0.4 million, respectively. The following table presents information on acquired intangible assets (in thousands):

	March 31, 2004
	Gross Carrying	Accumulated	Net Carrying	Useful
Intangible assets	Amount	Amortization	Amount	Life

Technology	$2,460	$(1,103)	$1,357	7 years
State contracts	1,300	(418)	882	7 years
Patents	1,170	(283)	887	7 years
Trademarks	300	(96)	204	7 years
Non-compete agreements	200	(90)	110	5 years
Total	$5,430	$(1,990)	$3,440

	September 30, 2004
	Gross Carrying	Accumulated	Net Carrying	Useful
	Amount	Amortization	Amount	Life

Technology	$2,000	$(786)	$1,214	7 years
State contracts	1,300	(511)	789	7 years
Patents	1,420	(369)	1,051	7 years
Trademarks	300	(118)	182	7 years
Non-compete agreements	200	(110)	90	5 years
Total	$5,220	$(1,894)	$3,326

13. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board’s ("FASB") issued a proposed Statement, "Share-Based Payment, an amendment of SFAS Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method that the Company currently uses and generally would require that such transactions be accounted for using a "fair-value"-based method and recognized as expense in the Company’s consolidated statement of operations. The recommended effective date of the proposed statement is currently for any interim or annual period beginning after June 15, 2005. Should this proposed statement be finalized in its current form, it will have a significant impact on the Company’s consolidated statement of operations as we will be required to expense the "fair value" of the Company’s stock option grants and stock purchases under the Company’s employee stock purchase plan. In addition the proposed standard may have a significant impact on the Company’s consolidated cash flows from operations (no impact to the Company’s total consolidated cash flows) as, under this proposed standard, the Company will be required to reclassify a portion of the Company’s tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities.

In March 2004, the FASB’s Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The disclosure requirements of EITF 03-01 were effective December 31, 2003. EITF 03-01 is effective for the first fiscal year or interim period beginning after September 15, 2004. The adoption of EITF 03-01 is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

14. SUBSEQUENT EVENTS

On October 19, 2004, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on December 10, 2004 to shareholders of record on November 12, 2004. The plan approved by the Board of Directors on July 20, 2004, anticipates a total annual dividend of $0.20 per common share for fiscal 2005. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

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

During the second quarter of fiscal 2005, in comparison to the second quarter one year ago, our growth in revenues was geographically broad based and resulted primarily from increased adoption of our wireless headsets for business professionals as well as the success of the SupraPlus™ headset for the contact center markets. Headsets for mobile, cell and cordless phones were key drivers of the increase in revenues and revenues from Bluetooth based headsets grew 100% compared to the second quarter one year ago, which we believe demonstrates that the desire for wireless freedom is becoming mainstream.* During the first six months of fiscal year 2005 as compared to the same period one year ago, the growth in revenues was primarily driven by the ongoing worldwide adoption of headsets and successful new product introductions. In addition, for the three and six month periods ended September 30, 2004, we were favorably affected by continued improvements in the major global economies, increased promotional activities, benefit from implementation of hands-free legislation and increased promotional activities coupled with increased market acceptance of Bluetooth technologies.

Our gross margins improved in the three and six month periods ended September 30, 2004 compared to the same periods one year ago due to benefits of increased volumes on largely fixed overhead, component cost reductions, lower requirements for warranty and inventory provisions, and favorable foreign exchange, despite a somewhat unfavorable product mix shift resulting from higher sales of lower margin mobile and computer products.

Our operating expenses increased in the three and six month periods ended September 30, 2004 compared to the same periods one year ago due, in part, to increased marketing programs globally, many of which were designed to assist in increasing sales of mobile headsets especially in places where new hands-free legislation had been enacted or was being enforced. We also increased expenditures to support the expansion of our worldwide sales team. In addition, we have continued to expand our research and development efforts with the goal of bringing more new products to market. Offsetting these expenses was a one time benefit of $2 million from a favorable court ruling during the second fiscal quarter of 2005, which ended a lawsuit filed by one of our competitors.

In addition, during the quarter ended September 30, 2004, we generated $39.7 million in operating cash flows, which in part contributed to the increase in our liquidity and cash balances at September 30, 2004. Our net inventory balances increased $25.2 million from our fiscal year end 2004 and our inventory turns decreased from 5.2 to 3.7 turns. We increased our inventory balance in the second quarter of 2005 largely to support the increased revenue level we anticipate for the third quarter of 2005.* However, approximately $4 million of the increase is attributable to revenue opportunities that we thought were likely to occur in the second quarter, but which did not materialize. Finally, we have also increased our safety stocks on certain key components. We expect our inventory turns to improve in the third quarter in comparison to the second quarter of 2005.*

We intend for the following discussion of our financial condition, results of operations and cash flows to provide information that will assist in understanding our financial statements.

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.7	46.6	49.9	46.8
Gross profit	51.3	53.4	50.1	53.2

Operating expenses:
Research, development and engineering	8.7	8.3	9.0	8.0
Selling, general and administrative	24.2	19.4	23.4	20.6
Total operating expenses	32.9	27.7	32.4	28.6
Operating income	18.4	25.7	17.7	24.5
Interest and other income, net	0.2	0.6	0.3	0.4
Income before income taxes	18.6	26.3	18.0	25.0
Income tax expense	5.6	7.4	5.4	7.0
Net income	13.0%	18.9%	12.6%	18.0%

Revenues for the quarter ended September 30, 2004, increased 36.9% to $130.2 million from $95.1 million for the same quarter in the prior year. Revenues were higher domestically by 38% and internationally by 35% and for all product lines with the exception of our specialty product line, which are principally our Clarity products sold for hearing impaired individuals. Our office and contact center products increased on the continued strength of our new products, particularly for wireless headsets for office applications and the SupraPlus. Revenues for our mobile products increased due to continued sales related to promotional offers that bundle our headsets with cell phones sold into the U.S. wireless carrier market and our Bluetooth enabled headsets. Gaming and computer audio revenues increased on headsets sold for use with various gaming and voice over IP applications.

For the six month period ended September 30, 2004, compared to the same six month period in the prior year, net sales were up both domestically by 37% and internationally by 43%, primarily driven by demand for office and contact center products, demand for mobile products including both wireless Bluetooth headsets and the MX150 mobile corded headset and favorable exchange rates. Net sales were up across all of our product lines.

GROSS PROFIT. Gross profit for the quarter ended September 30, 2004 increased by 42.5% to $69.5 million (53.4% of net sales), compared to $48.8 million (51.3% of net sales) for the quarter ended September 30, 2003.

As a percentage of revenues, gross margin for the quarter ended September 30, 2004 increased by 2.1 percentage points compared to the same period in the prior year , primarily due to cost reductions and improved economies of scale due to increased volume. Our productivity improvements have enabled us to hold manufacturing overhead costs fairly constant compared to a year ago despite significant increases in unit volume. In addition, a weaker U.S. dollar compared to the Euro and Great British Pound favorably affected revenues and thus gross margin. Partially offsetting these favorable factors was a higher percentage of revenues coming from lower margin mobile products as compared to the same period in the prior year.

Gross profit for the six months ended September 30, 2004 increased as a percentage of revenue by 3.1 percentage points compared to the same period in the prior year, primarily due to better manufacturing efficiencies on higher volumes, component cost reductions, and favorable foreign exchange rates offset a less favorable product mix with higher sales of lower margin mobile and computer products.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses for the quarter ended September 30, 2004 were $10.8 million (8.3% of net sales), compared to $8.2 million (8.7% of net sales) for the quarter ended September 30, 2003. The increase was primarily due to incremental spending on new product development particularly for Bluetooth and wireless office products.

Research, development and engineering expenses for the six month period ended September 30, 2004 were $20.9 million (8.0% of net sales), compared to $16.9 million (9.0% of net sales) in the first six months of fiscal 2004. The increase in absolute dollars was anticipated, as well as the reduction as a percentage of revenues, as we continue to increase the level of commitment to our new product pipeline, but also continue to make process improvements.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 2004 increased 10.1% to $25.3 million (19.4% of net sales), compared to $23.0 million (24.2% of net sales) for the quarter ended September 30, 2003. Costs were higher as a result of increased sales and marketing programs globally, particularly to generate demand for our cordless office, gaming and voice over IP products and programs to leverage hands-free regulatory laws. Additionally, we have expanded our world wide sales and marketing teams and unfavorable foreign exchange rates have also driven costs higher. These expenses were partially offset by a one time benefit of approximately $2 million from a favorable court ruling, which ended a lawsuit filed by one of our competitors. Additionally we had an advertising trial campaign that occurred in the same quarter in the prior year, but did not occur in the second quarter of fiscal 2005.

Selling, general and administrative expenses for the six month period ended September 30, 2004 increased 22.9% to $54.2 million, compared to $44.1 million for the same period one year ago, also driven by unfavorable foreign exchange rates and the increased level of spending to support new product launches, offset by the one time litigation settlement.

OPERATING INCOME. Operating income for the quarter ended September 30, 2004 increased by 90.2% to $33.4 million (25.7% of net sales), compared to $17.5 million (18.4% of net sales) for the quarter ended September 30, 2003.

Operating income for the six month period ended September 30, 2004 increased by 92.7% to $64.1 million compared to $33.2 million for the same period one year ago. The increases in both the three and six month periods were driven primarily by higher revenues and lower operating expenses as a percent of revenues.

INTEREST AND OTHER INCOME, NET. Interest and other income, net for the quarter ended September 30, 2004, was $0.9 million compared to $0.1 million for the quarter ended September 30, 2003. The increase from the quarter ended September 30, 2003 was driven primarily by interest income earned on higher average cash balances and approximately $0.3 million in interest received from a one time litigation settlement.

Interest and other income, net for the six month period ended September 30, 2004 was $1.2 million compared to $0.6 million for the same period one year ago. Compared to the prior year, the increase was primarily due to greater earned interest income and a one time litigation settlement.

INCOME TAX EXPENSE. Income tax expense for the three and six month periods ended September 30, 2004 was $9.6 million and $18.3 million compared to $5.3 million and $10.2 million for the three and six month periods ended September 30, 2003, which represented tax rates of 28.0% and 30.0%, respectively for the 2004 and 2003 periods.

FINANCIAL CONDITION AND CASH FLOWS:

Subsequent to our earnings press release dated October 19, 2004, we reclassified approximately $1.7 million from operating cash flows to cash flows from investing activities on our Consolidated Statements of Cash Flows. This reduced our cash provided by operating activities from $8.1 million to $6.4 million and $41.5 million to $39.7 million for the three and six months ended September 30, 2004, respectively. There were no changes to our net increase in cash and cash equivalents line item on the Statement of Cash Flows or to the cash and cash equivalents line item on our Condensed Consolidated Balance Sheets.

OPERATING ACTIVITIES. During the six months ended September 30, 2004, we generated $39.7 million in cash from operating activities, primarily from $47.0 million in net income, an increase in accounts payable and accrued liabilities of $12.6 million, an increase in deferred income taxes of $6.3 million, depreciation and amortization of $5.6 million, an increase in accrued liabilities of $2.5 million, income tax benefit from stock option exercises of $1.8 million, an increase in income taxes payable of $0.8 million, offset by an increase in inventories of $25.2 million, an increase in accounts receivable of $8.9 million and an increase in other assets of $0.8 million. In comparison, during the six months ended September 30, 2003, we generated $31.9 million in cash from operating activities, primarily from $23.7 million in net income, increases in accounts payable and accrued liabilities aggregating $10.0 million, depreciation and amortization of $6.4 million, and an income tax benefit from stock option exercises of $3.1 million, offset by a decrease in taxes payable of $5.8 million, an increase in inventory of $4.0 million and an increase in accounts receivable of $1.5 million.

INVESTING ACTIVITIES. During the six months ended September 30, 2004, we incurred capital expenditures of $14.1 million principally for leasehold improvements at our corporate headquarters, machinery and equipment, tooling, computers and software. Additionally we purchased marketable securities primarily composed of an AAA fixed rate Federal Home Loan Banks bond for $4.0 million that matures in August of 2005. In comparison, during the six months ended September 30, 2003, we received $5.0 million from maturities of marketable securities and incurred capital expenditures of $4.9 million principally for building and leasehold improvements, machinery and equipment, and tooling and computers.

FINANCING ACTIVITIES. During the six months ended September 30, 2004, we did not repurchase any shares of our common stock under our stock repurchase plan. We reissued through employee benefit plans 55,730 shares of our treasury stock for $1.8 million. During the six months ended September 30, 2003, we repurchased 122,800 shares of our common stock under our stock repurchase plan for $1.8 million and reissued through employee benefit plans 108,088 shares of our treasury stock for $1.6 million. As of September 30, 2004, 142,600 shares remained available for repurchase under our stock repurchase plan. We received $8.3 million in proceeds from the exercise of stock options during the six months ended September 30, 2004 compared to $6.9 million in the six months ended September 30, 2003. During the second quarter of fiscal year 2005, we made our first dividend payment under the dividends policy adopted by our Board of Directors in July 2004 totaling $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2004, we had working capital of $299 million, including $210.3 million of cash and cash equivalents, compared to working capital of $249.4 million, including $180.6 million of cash and cash equivalents at March 31, 2004. During the next 12 to 18 months, we will continue to incur capital expenditures related to facilities, including, among other things, the construction of a factory and development center in China and the completion of planned upgrades in our corporate offices in Santa Cruz.* The factory construction in China is in the very early stages; we currently expect to break ground in December of 2004 and we estimate that the total cost of this initiative could range from $15 to $20 million.*

We have a revolving credit facility with a major bank for $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2005. As of October 29, 2004, we had no cash borrowings under the revolving credit facility and $1.8 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. Under our current credit facility agreement, we have the ability to declare dividends so long as the aggregate amount of all such dividends declared or paid and common stock repurchased or redeemed in any four consecutive fiscal quarter periods shall not exceed 50% of the amount of cumulative consolidated net income in the eight consecutive fiscal quarter period ending with the fiscal quarter immediately preceding the date as of which the applicable distributions occurred. We are currently in compliance with the covenants and the dividend provision under this agreement.

On October 19, 2004, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on December 10, 2004 to shareholders of record on November 12, 2004. The plan approved by the Board anticipates a total annual dividend of $0.20 per common share for fiscal 2005. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial position.

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

GOODWILL AND INTANGIBLES. As a result of acquisitions we have made, we have goodwill and intangible assets on our balance sheet. These assets affect the amount of future amortization expense and possible impairment charges that we may incur. The determination of the value of goodwill and intangible assets, as well as the useful lives of amortizable intangible assets, requires management to make estimates and assumptions that affect our financial statements. We perform at least annual impairment reviews of goodwill and intangible assets. If actual or expected revenue significantly declines, we may be required to record an impairment charge.

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
  Rapid increases in production levels to meet unanticipated demand could result in higher costs for components and subassemblies, increased expenditures for freight to expedite delivery of required materials, and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins. Therefore, we might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to competitive sources of supply to meet their needs, there could be a long-term negative effect on our revenues.
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

We currently operate principally in a multilevel distribution model - selling most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom’s acquisitions indicate it may be moving towards a direct sales model, since six of their nine acquisitions were of companies employing direct sales and marketing models. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices, placing pricing pressure on our products, which could materially adversely affect our business and results of operations.

We also expect to face additional competition from companies that currently do not offer communications headsets. We believe that this is particularly true in the office, mobile, computer and residential markets. For example, the Sony-Ericsson joint venture competes formidably with several Bluetooth hands-free solutions. In addition, we manufacture branded products for a number of large household-name retailers. These retailers directly compete with Plantronics brand products, frequently within the same store. The effect of our retail customers competing directly with our own products has placed pressure on our margins and the negative impact this has on our business could increase in the future.

We anticipate other competition from consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These new competitors are likely to be larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.  These companies have such scale, market share and direct consumer interface as the base equipment providers that we accessorize, that they have a great amount of influence over defining the categories in mobile phone, computer and office headsets in terms of price points and marketing.  This affects our business by making our marketing efforts less effective than desired, dictates pricing of our products by influencing the broader market’s expectations thereby placing adverse pressure on our sales and margins.

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

In addition, we are seeing a proliferation of speech-activated and voice interactive software in the market place. We have been re-assessing long-term growth prospects for the contact center market given the growth rate and the advancement of these new voice recognition-based technologies. Businesses that first embraced these new technologies to resolve labor shortages at the peak of the last economic up cycle are now increasing spending on these technologies in hopes of reducing total costs. We may experience a decline in our sales to the contact center market if businesses increase their adoption of speech-activated and voice interactive software as an alternative to customer service agents. Should this trend continue, it could cause a net reduction in contact center agents and our revenues to this market segment could decline rather than grow in future years.

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

Historically, the technology used in lightweight communications headsets evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. The technology used in hands-free communications devices, including our products, is evolving more rapidly now than it has historically and we anticipate that this trend may accelerate. We believe this is particularly true for our newer emerging technology products in the mobile, computer, residential and certain parts of the office markets. We believe products designed to serve these markets generally exhibit shorter lifecycles and are increasingly based on open standards and protocols. As we develop new generations of products more quickly, we expect that the pace of product obsolescence will, increase accordingly. The disposition of inventories of obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.

Our success depends upon our ability to enhance existing products, to respond to changing market requirements, and to develop and introduce in a timely manner new products that keep pace with technological developments and end-user requirements. The technologies, products and solutions that we choose to pursue may not become as commercially successful as we planned. We may experience difficulties in realizing the expected benefits from our investments in new technologies. If we are unable to develop, manufacture and market enhanced or new products in a timely manner in response to changing market conditions or customer requirements, including changing fashion trends and styles, it will materially adversely affect our business, financial condition and results of operations.

Changes in regulatory requirements may adversely impact our margins as we comply with such changes or reduce our ability to generate revenues if we are unable to comply.

Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. As regulations and local laws change, we must modify, if possible, our products to address those changes. Regulatory restrictions may increase the costs to design and manufacture our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along. Compliance with regulatory restrictions may affect the technical quality and capabilities of our products, reducing their marketability. New legislation prohibiting the use of phones while operating a motor vehicle may reduce demand for our products.

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
  the cost and availability of components devices used in many of our products;
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

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), with pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

During March 2004 the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the "binomial" approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use to estimate the fair value of our options under SFAS 123 disclosure provisions.

The recommended effective date the proposed standard is for any interim or annual period beginning after June 15, 2005. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated results of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 13 of the Notes to the consolidated financial statements). This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace. We believe that the expected expense related to the fair value of our stock options under the Binomial Model as proposed by the FASB will be slightly less than the Black-Scholes valuation approach.*

In addition, if stock options are expensed, it is our expectation that our use of restricted stock, restricted stock units and capped stock appreciation rights for employee awards will increase and our use of stock options will decrease. Although it is anticipated that such a change in the types of employee awards that are issued will create less dilution due to fewer aggregate shares issued, it is also expected that the amount of cash received by us from the exercise of stock options will decline and our financial condition and liquidity could be adversely affected as a result.

We have significant foreign operations and there are inherent risks in operating abroad.

During the second quarter of fiscal year 2005, approximately 31% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. A fire, flood or earthquake, political unrest or other disaster or condition affecting our facilities could have a material adverse effect on our business, financial condition and results of operations. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:
  fluctuations in foreign exchange rates;
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

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 91 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management’s attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

There is also continuing and increasing public controversy over the use of mobile telephones by operators of motor vehicles and we may be subject to claims arising from allegations that use of a mobile telephone and headset contributed to a motor vehicle accident. The coverage provided under our product liability as general liability policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.

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

We are actively working to gain an understanding of the complete requirements concerning the removal of certain potentially environmentally sensitive materials from our products to comply with the European Union Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment ("ROHS") and on Waste Electrical and Electronic Equipment ("WEEE"). Some of our customers are requesting that we implement these new compliance standards sooner than the legislation would require. While we believe that we will have the resources and ability to fully meet our customers’ requests, and spirit of the ROHS and WEEE directives, if unusual occurrences arise or if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to meet the aggressive schedule set by our customers or comply with the legislation as passed by the EU member states. If that were to happen, a material negative effect on our financial results may occur.

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

INTEREST RATE RISK

At September 30, 2004, we had cash and cash equivalents totaling $210.3 million, compared to $180.6 million at March 31, 2004. At September 30, 2004, we had $4.0 million in marketable securities and none at March 31, 2004. Cash equivalents have an original or remaining maturity when purchased of ninety days or less; marketable securities have an original or remaining maturity when purchased of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as our cash was invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our investments at September 30, 2004, was less than three months. The taxable equivalent interest rates locked in on those investments averages approximately 2.23%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1, money market mutual funds with minimum ratings of AAA, U.S. treasury bills, notes or bonds, federal agency bonds or notes, corporate bonds with minimum ratings of A/A, municipal bonds or notes with minimum ratings of A1/VMIG1, and auction rate preferred stock with a minimum rating of A/A.

Our $75 million revolving credit facility and letter of credit subfacility both expire on July 31, 2005. As of October 29, 2004, we had no cash borrowings under the revolving credit facility and $1.8 million outstanding under the letter of credit subfacility. If we choose to borrow under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the second quarter of fiscal 2005, approximately 31% of our net sales were derived from customers outside the United States, with 21% of total revenues denominated in foreign currencies, predominately the Euro and the Great British Pound. In fiscal year 2002, we implemented a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we began to hedge our European transaction exposure, hedging both our Euro and Great British Pound positions. However, we can provide no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

As of September 30, 2004, we had foreign currency forward contracts of approximately €5.1 and £1.9 million denominated in Euros and Great British Pounds, respectively. These forward contracts hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts and nonfunctional currency-denominated receivables and payables. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a loss of $0.9 million or a gain of $0.8 million.

The table below presents the effect on our foreign currency transaction exposure of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated currencies.

September 30, 2004
(in millions)		Net
		Underlying	Net	FX	FX
		Foreign	Exposed	Gain (Loss)	Gain (Loss)
	USD Value	Currency	Long (Short)	From 10%	From 10%
	of Net FX	Transaction	Currency	Appreciation	Depreciation
Currency - forward contracts	Contracts	Exposures	Position	of USD	of USD
Euro	$6.3	$13.6	$7.3	$(0.8)	$0.7
Great British Pound	3.4	4.4	1.0	(0.1)	0.1

Net position	$9.7	$18.0	$8.3	$(0.9)	$0.8

As of September 30, 2004, we had foreign currency put and call option contracts of approximately €36.4 million and £11.8 million denominated in Euros and Great British Pounds, respectively. Our option contracts hedge against a portion of our forecasted foreign denominated sales. The table below provides information about our foreign currency option contracts that are sensitive to foreign currency exchange rates. If these exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a gain of $5.8 million or a loss of $6.2 million.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

September 30, 2004
(in millions)
		FX	FX
		Gain (Loss)	Gain (Loss)
	USD Value	From 10%	From 10%
	of Net FX	Appreciation	Depreciation
Currency - option contracts	Contracts	of USD	of USD
Call options	$(66.4)	$2.1	$(5.2)
Put options	63.5	3.7	(1.0)

Net position	$(2.9)	$5.8	$(6.2)

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

PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The appeal in the lawsuit filed on February 8, 2001 in the Superior Court in Santa Clara County, California by GN Hello Direct, Inc. was concluded in our favor on August 10, 2004. We were awarded and received from GN Hello Direct, Inc. a payment of $3.1 million. Plantronics may be entitled to additional attorneys fees and costs. For more information see our form 10-K filed May 26, 2004.

ITEM 6. EXHIBITS

(a)	Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

EXHIBITS INDEX
Exhibit Number	Description of Document
3.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).
3.2.1
Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on March 4, 1994).

3.2.2
Certificate of Retirement and Elimination of Preferred Stock and Common Stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated herein by reference from Exhibit (3.3) of the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 27, 1996).

3.2.3
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 8, 1997).

3.2.4
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference from Exhibit (4.2) to the Registrant’s Registration Statement on Form S-8 (File No. 001-12696), filed on October 31, 2000).

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

10.1*
Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference from Exhibit (10.1) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

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

10.4.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).
10.4.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).
10.5.1
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.1) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.5.2
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.2) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.5.3
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.3) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.5.4
Lease Agreement dated October 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.4) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.6
Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No.33-70744), filed on October 20, 1993).

10.7*	Amended and Restated 2003 Stock Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on May 26, 2004).
10.8*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

33

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

10.9.3*
Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.9.4 *
Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.9.5*
Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

10.10.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from Exhibit (10.10.2) to the Registrant's Annual Report on Form 10-K (File Number 001-12696), filed on September 21, 2002).
10.11.1
Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant's Registration Statement on Form S-8 (File No. 333-19351), filed on January 7, 1997).

10.11.2*
Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

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

10.14.1*
Employment Agreement dated as of October 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.15) to the Registrant's Annual Report on Form 10-K405 (File No. 001-12696), filed on September 1, 2000).

10.14.2*
Employment Agreement dated as of November 1996 between Registrant and Don Houston (incorporated herein by reference from Exhibit (10.14.2) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.14.3*
Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.14.4*
Employment Agreement dated as of May 1998 between Registrant and Craig May (incorporated herein by reference from Exhibit (10.14.3) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.14.5*
Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.14.6*	Employment Agreement dated as of June 2004 between Registrant and Mark Brier.
10.15.1
Credit Agreement dated as of October 31, 2003 between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.1) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).

10.15.2	First Amendment to Credit Agreement dated as of August, 1, 2004, between Registrant and Wells Fargo Bank N.A.
10.16*
Restricted Stock Award Agreement dated as of October 12, 2004, between Registrant and certain of its executive officers (incorporated herein by reference from Exhibit (10.1) of the Registrant's Current Report on Form 8-K (File No. 001-12696), filed on October 14, 2004).

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

PLANTRONICS, INC.

Date: November 5, 2004	By:	/s/ Barbara V. Scherer
Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

35

EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

EXHIBITS INDEX
Exhibit Number	Description of Document
3.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).
3.2.1
Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on March 4, 1994).

3.2.2
Certificate of Retirement and Elimination of Preferred Stock and Common Stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated herein by reference from Exhibit (3.3) of the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 27, 1996).

3.2.3
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 8, 1997).

3.2.4
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference from Exhibit (4.2) to the Registrant’s Registration Statement on Form S-8 (File No. 001-12696), filed on October 31, 2000).

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

10.1*
Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference from Exhibit (10.1) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

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

10.4.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).
10.4.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).
10.5.1
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.1) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.5.2
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.2) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.5.3
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.3) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.5.4
Lease Agreement dated October 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.4) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.6
Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No.33-70744), filed on October 20, 1993).

10.7*	Amended and Restated 2003 Stock Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on May 26, 2004).
10.8*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

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

10.9.3*
Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.9.4 *
Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.9.5*
Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

10.10.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from Exhibit (10.10.2) to the Registrant's Annual Report on Form 10-K (File Number 001-12696), filed on September 21, 2002).
10.11.1
Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant's Registration Statement on Form S-8 (File No. 333-19351), filed on January 7, 1997).

10.11.2*
Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

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

10.14.1*
Employment Agreement dated as of October 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.15) to the Registrant's Annual Report on Form 10-K405 (File No. 001-12696), filed on September 1, 2000).

10.14.2*
Employment Agreement dated as of November 1996 between Registrant and Don Houston (incorporated herein by reference from Exhibit (10.14.2) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.14.3*
Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.14.4*
Employment Agreement dated as of May 1998 between Registrant and Craig May (incorporated herein by reference from Exhibit (10.14.3) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.14.5*
Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.14.6*	Employment Agreement dated as of June 2004 between Registrant and Mark Brier.
10.15.1
Credit Agreement dated as of October 31, 2003 between Registrant and Wells Fargo Bank N.A (incorporated herein by reference from Exhibit (10.1) of the Registrant's Annual Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).

10.15.2	First Amendment to Credit Agreement dated as of August, 1, 2004, between Registrant and Wells Fargo Bank N.A.
10.16*
Restricted Stock Award Agreement dated as of October 12, 2004, between Registrant and certain of its executive officers (incorporated herein by reference from Exhibit (10.1) of the Registrant's Current Report on Form 8-K (File No. 001-12696), filed on October 14, 2004).

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

