Form 10-Q
period 2005-01-01
PLANTRONICS INC /CA/
filed 2005-02-04
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

  The number of shares outstanding of Plantronics’ common stock as of January 28, 2005 was 49,060,654

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)
	March 31,	December 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$180,616	$219,345
Marketable securities	-	10,500
Accounts receivable, net	64,999	90,260
Inventories	40,762	75,074
Deferred income taxes	13,967	8,544
Other current assets	10,283	9,919
Total current assets	310,627	413,642
Property, plant and equipment, net	42,124	52,455
Intangibles, net	3,440	3,137
Goodwill	9,386	9,386
Other assets	2,675	3,075
Total assets	$368,252	$481,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,075	$24,318
Accrued liabilities	36,469	43,833
Income taxes payable	5,686	5,205
Total current liabilities	61,230	73,356
Deferred tax liability	7,719	8,154
Total liabilities	68,949	81,510

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value per share; 100,000 shares authorized, 63,635 shares and 64,959 shares outstanding at March 31, 2004 and December 31, 2004, respectively	636	650
Additional paid-in capital	248,495	284,750
Accumulated other comprehensive income (loss)	681	(1,738)
Retained earnings	347,629	414,269
	597,441	697,931

Less: Treasury stock (common: 16,029 and 15,963 shares at March 31, 2004 and December 31, 2004, respectively) at cost	(298,138)	(297,746)
Total stockholders' equity	299,303	400,185
Total liabilities and stockholders' equity	$368,252	$481,695

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2004	2003	2004
Net sales	$107,622	$150,583	$295,525	$412,173
Cost of sales	51,381	75,150	145,051	197,572
Gross profit	56,241	75,433	150,474	214,601

Operating expenses:
Research, development and engineering	8,834	11,989	25,686	32,871
Selling, general and administrative	23,649	31,642	67,786	85,867
Total operating expenses	32,483	43,631	93,472	118,738
Operating income	23,758	31,802	57,002	95,863
Interest and other income, net	1,412	2,145	2,045	3,393
Income before income taxes	25,170	33,947	59,047	99,256
Income tax expense	7,551	9,505	17,714	27,792
Net income	$17,619	$24,442	$41,333	$71,464

Basic earnings per common share	$0.39	$0.50	$0.94	$1.49
Shares used in basic per share calculations	44,628	48,593	44,116	48,068

Diluted earnings per common share	$0.37	$0.48	$0.89	$1.41
Shares used in diluted per share calculations	47,501	51,365	46,305	50,811

Cash dividends declared per common share	$0.00	$0.05	$0.00	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,333	$71,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,519	8,741
Amortization of deferred stock based compensation	-	99
Deferred income taxes	(408)	5,858
Income tax benefit associated with stock option exercises	5,232	8,939
Loss on disposal of fixed assets	148	539
Changes in assets and liabilities:
Accounts receivable, net	(13,922)	(25,261)
Inventory, net	(5,420)	(34,312)
Other current assets	444	364
Other assets	(138)	(469)
Accounts payable	3,389	5,243
Accrued liabilities	11,451	6,910
Income taxes payable	(3,634)	(383)
Cash provided by operating activities	47,994	47,732

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	5,020	-
Purchase of marketable securities	-	(10,500)
Purchase of equity investment	(450)	-
Capital expenditures and other assets	(13,217)	(18,783)
Cash used for investing activities	(8,647)	(29,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(1,833)	-
Proceeds from sale of treasury stock	1,889	2,223
Proceeds from exercise of stock options	14,864	25,280
Payment of cash dividends	-	(4,825)
Cash provided by financing activities	14,920	22,678
Effect of exchange rate changes on cash and cash equivalents	(1,642)	(2,398)
Net increase in cash and cash equivalents	52,625	38,729
Cash and cash equivalents at beginning of the period	54,704	180,616
Cash and cash equivalents at end of the period	$107,329	$219,345

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$93	$91
Income taxes	$16,679	$20,843

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," "we," or "our") and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated.

Plantronics has prepared these financial statements in conformity with generally accepted accounting principles in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in connection with the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Interim results are not necessarily indicative of the results to be expected in the full year, and no representation is made thereto.

Certain prior period balances have been reclassified to conform to the current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA. We are currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. We estimate the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. The actual income tax impact to Plantronics will become determinable once further technical guidance has been issued.

In December 2004, the FASB issued Statement of Financial Accounting Standards, ("SFAS") SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our second quarter of fiscal 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R, and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are different than the current pro forma disclosures under SFAS 123.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by Plantronics in the second quarter of fiscal 2006. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by Plantronics in the second quarter of fiscal 2006. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

In March 2004, the FASB’s Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The disclosure requirements of EITF 03-01 were effective December 31, 2003. EITF 03-01 is effective for the first fiscal year or interim period beginning after September 15, 2004. The adoption of EITF 03-01 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

3. SIGNIFICANT ACCOUNTING POLICIES

FISCAL PERIODS

Plantronics’ current fiscal year ends on April 1, 2005. Our prior fiscal year ended on April 3, 2004. The Company’s current fiscal year consists of 52 weeks, and the prior fiscal year consisted of 53 weeks. The third fiscal quarter end was on January 1, 2005, and the prior third fiscal quarter end was on December 27, 2003. Our fiscal quarters ended January 1, 2005 and December 27, 2003 each consisted of thirteen weeks.

For purposes of presentation, we have indicated our accounting year as ending on March 31 and our interim quarterly periods as ending on the applicable month end.

REVENUE RECOGNITION

Revenue from sales of products to customers is recognized when title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured. We recognize revenue net of estimated product returns and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs. Estimated product returns are deducted from revenues upon shipment, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates. Should product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period, on estimates for what is due to resellers for estimated credits earned during the period and any adjustments for credits based on actual activity. If market conditions warrant, Plantronics may take action to stimulate demand, which could include increasing promotional programs, decreasing prices, or increasing discounts. Such actions could result in incremental reductions to revenue and margins at the time such incentives are offered. To the extent that we reduce pricing, we may incur reductions to revenue for price protection based on our estimate of inventory in the channel that is subject to such pricing actions. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers. In situations where we are unable to reliably estimate the amount of future price adjustments and product returns, we defer recognition of the revenue until the right to future price adjustments and product returns lapses, and we are no longer under any obligation to reduce the price or accept the return of the product.

4. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

	March 31,	December 31,
	2004	2004

Accounts receivable, net:
Accounts receivable	$82,562	$116,253
Less: sales returns, promotions and rebates	(14,027)	(22,515)
Less: allowance for doubtful accounts	(3,536)	(3,478)
	$64,999	$90,260

Inventories:
Finished goods	$23,543	$43,121
Work in process	1,349	1,542
Purchased parts	15,870	30,411

	$40,762	$75,074

Property, plant and equipment, net:
Land	$6,039	$6,107
Buildings and improvements (useful life 7-30 years)	25,952	30,799
Machinery and equipment (useful life 2-10 years)	61,462	66,934
	93,453	103,840
Less: accumulated depreciation	(51,329)	(51,385)
	$42,124	$52,455

Accrued liabilities:
Employee benefits	$16,373	$15,850
Accrued advertising and sales and marketing	3,101	5,387
Warranty accrual	6,795	6,236
Accrued losses on hedging instruments	1,937	6,157
VAT and other non-income tax accruals	2,945	2,176
Accrued other	5,318	8,027
	$36,469	$43,833

5. FOREIGN CURRENCY TRANSACTIONS

The functional currency of our manufacturing operations and design center in Mexico, foreign sales and marketing offices, and our foreign research and development facilities is the local currency of the respective operations. For these foreign operations, we translate assets and liabilities into U.S. dollars using period-end exchange rates in effect as of the balance sheet date and translate revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in "Accumulated Other Comprehensive Income," as a separate component of stockholders' equity in the Consolidated Balance Sheets (see Note 11).

The functional currency of our European finance, sales and logistics headquarters and our manufacturing facility being constructed in China is the U.S. dollar. For these foreign operations, assets and liabilities are remeasured at the period-end or historical rates as appropriate. Revenues and expenses are remeasured at average monthly rates. Currency transaction gains and losses are recognized in current operations.

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

As of December 31, 2004, we had foreign currency forward contracts of approximately €5.3 million denominated in Euros. These forward contracts hedge against a portion of our expected foreign currency-denominated receivables, payables and cash balances. The following table summarizes our net currency position, and approximate U.S. dollar equivalent, at December 31, 2004 (local currency and dollar amounts in thousands):

Local Currency	USD Equivalent	Position	Maturity
€5,279	$7,200	Sell	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of approximately $1.1 million for the fiscal quarter ended December 31, 2004, compared to a net gain of approximately $1.2 million for the fiscal quarter ended December 31, 2003, which is included in interest and other income, net in the results of operations.

Plantronics periodically hedges foreign currency forecasted transactions related to sales with currency options. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. On a monthly basis, Plantronics enters into option contracts with a one-year term. Plantronics does not purchase options for trading purposes. As of December 31, 2004, we had foreign currency put and call option contracts of approximately €40.2 million and £13.3 million. Our option contracts hedge a portion of our forecasted foreign denominated sales. The following table summarizes option positions at December 31, 2004 (in thousands):

	Balance Sheet		Income Statement		Income Statement
	Accumulated Other		Net Sales		Net Sales
	Comprehensive Income/(loss)		Three Months Ended December 31,		Nine Months Ended December 31,

	March 31, 2004	December 31, 2004	2003	2004	2003	2004

Realized loss on closed transactions	$-	$-	$(1,255)	$(870)	$(1,764)	$(2,283)
Recognized but unrealized loss on open transactions	(1,937)	(5,691)	-	-	-	-
	$(1,937)	$(5,691)	$(1,255)	$(870)	$(1,764)	$(2,283)

6. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES.

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

The estimated fair values of cash equivalents and marketable securities are based on quoted market prices. As of March 31, 2004 we had no marketable securities, and as of December 31, 2004, we had $10.5 million in marketable securities, which consisted of government bonds, which were classified as held-to-maturity, and had maturities of less than one year. As of the dates below, our cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2004	2004

Cash	$19,502	$19,310
Cash equivalents	161,114	200,035
Cash and cash equivalents	$180,616	$219,345

Marketable securities	-	10,500
Total cash, cash equivalents and marketable securites	$180,616	$229,845

7. COMPUTATION OF EARNINGS PER COMMON SHARE

Basic Earnings Per Share ("EPS") is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options and unvested restricted stock awards. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the assumed exercise of stock options.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2004 and 2003 (in thousands, except earnings per share):

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2003	2004	2003	2004

Net income	$17,619	$24,442	$41,333	$71,464

Weighted average shares-basic	44,628	48,593	44,116	48,068
Effect of unvested restricted stock awards	-	44	-	45
Effect of potential dilutive employee stock options	2,873	2,728	2,189	2,698
Weighted average shares-diluted	47,501	51,365	46,305	50,811

Earnings per share-basic	$0.39	$0.50	$0.94	$1.49

Earnings per share-diluted	$0.37	$0.48	$0.89	$1.41

Outstanding stock options to purchase approximately 0.2 million and 0.5 million shares of Plantronics' common stock for the three and nine months ended December 31, 2004, respectively, were excluded from the computation of diluted earnings per share because they were out-of-the-money and therefore anti-dilutive. Outstanding stock options to purchase approximately 1.5 million and 2.6 million shares of Plantronics' common stock for the three and nine months ended December 31, 2003, respectively, were excluded from the computation of diluted earnings per share because they were out-of-the-money and therefore anti-dilutive. The higher average market value of Plantronics' common stock during the fiscal quarter ended December 31, 2004 versus the comparable period in 2003 contributed to the increased number of dilutive potential common shares included in the diluted earnings per share calculation.

8. PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION

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

All options granted in the nine months ended December 31, 2004 and 2003, respectively, were granted at an exercise price equal to the market value of Plantronics’ common stock on the date of grant. The following table sets forth net income and earnings per share amounts that would have been reported if Plantronics had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended December 31, 2004 and 2003 (in thousands, except earnings per share):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2004	2003	2004

Net income:
Net income - as reported	$17,619	$24,442	$41,333	$71,464
Less stock based compensation expense determined under fair value based method, net of taxes from:
Employee stock option plans	(3,866)	(4,524)	(10,414)	(12,781)
Employee stock purchase plans	(53)	(139)	(159)	(315)
Net income - pro forma	$13,700	$19,779	$30,760	$58,368

Basic net income per share - as reported	$0.39	$0.50	$0.94	$1.49
Basic net income per share - pro forma	$0.31	$0.41	$0.70	$1.21
Diluted net income per share - as reported	$0.37	$0.48	$0.89	$1.41
Diluted net income per share - pro forma	$0.29	$0.39	$0.66	$1.15

The fair value of options at the date of grant was estimated using the Black-Scholes model. The following assumptions were used and the following weighted-average fair values resulted (share information and pro forma expense amounts are stated in thousands; current period pro forma expenses may not be an indicator of future expense):

	Stock Option		Stock Option		Employee		Employee
	Plans		Plans		Stock Purchase Plan		Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	December 31,		December 31,		December 31,		December 31,
	2003	2004	2003	2004	2003	2004	2003	2004

Expected dividend yield	0.0%	0.4%	0.0%	0.5%	0.0%	0.5%	0.0%	0.5%
Expected life (in years)	6.0	5.0	6.0	5.1	0.5	0.5	0.5	0.5
Expected volatility	55.5%	58.0%	55.7%	58.3%	31.7%	27.9%	31.7%	34.3%
Risk-free interest rate	3.3%	3.5%	3.2%	3.3%	1.0%	1.8%	1.0%	1.8%

Weighted-average fair value	$16.55	$22.99	$14.31	$20.90	$2.58	$6.75	$2.58	$7.24

(in thousands)
Number of underlying shares	15	109	1,845	1,158	30	31	91	63

9. RESTRICTED COMMON STOCK AWARDS

In lieu of raises to certain of our executive officers, during the quarter ended September 30, 2004, Plantronics issued restricted stock awards, representing an aggregate of 45,500 shares, in accordance with the amended and restated 2003 Stock Plan, for which the exercise price payable by employees is $0.01 per share.  Compensation cost for restricted stock awards is recognized in an amount equal to its fair value at the date of grant.  Such expense is recorded on a straight-line basis over the vesting period of the award unless forfeited in the event of termination of employment, with the offsetting entry to additional paid-in capital.  The amortized compensation expense was $0.1 million for the quarter ended December 31, 2004. Plantronics did not issue any new restricted common stock during the quarter ended December 31, 2004.

10. CASH DIVIDENDS

In the second quarter of fiscal 2005, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share.  The Company declared a $0.05 per share cash dividend on July 20, 2004 and October 19, 2004 which were paid in September 2004 and December 2004, respectively, in the aggregate amount of $4.8 million. On January 18, 2005, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on March 10, 2005 to shareholders of record on February 11, 2005.  The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

11. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2003	2004	2003	2004
Net income	$17,619	$24,442	$41,333	$71,464
Unrealized loss on hedges, for the three and nine months ended December 31, 2003 and 2004, net of tax of ($623), ($1,237), ($1,108) and ($1,043), respectively	(1,453)	(3,181)	(2,585)	(2,682)
Foreign currency translation gains, for the three and nine months ended December 31, 2003 and 2004, net of tax of $359, $470, $616 and $365, respectively	837	1,209	1,436	940
Other comprehensive income	$17,003	$22,470	$40,184	$69,722

12. PRODUCT WARRANTY OBLIGATIONS

Plantronics provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of products manufactured by us, our warranties generally start from the delivery date and continue for up to two years depending on the product purchased. Factors that affect our warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liabilities at least quarterly and make adjustments to the liability if necessary.

Changes in our warranty obligation, which are included as a component of "Accrued liabilities" on the condensed consolidated balance sheets, during the three and nine months ended December 31, 2004, are as follows (in thousands):

Warranty liability at March 31, 2004	$6,795
Warranty provision relating to product shipped during the quarter	2,606
Deductions for warranty claims processed	(2,413)
Warranty liability at June 30, 2004	$6,988
Warranty provision relating to product shipped during the quarter	1,530
Deductions for warranty claims processed	(2,178)
Warranty liability at September 30, 2004	$6,340
Warranty provision relating to product shipped during the quarter	2,077
Deductions for warranty claims processed	(2,181)
Warranty liability at December 31, 2004	$6,236

13. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

SEGMENTS

We design, manufacture, market and sell telecommunications equipment including headsets, telephone headset systems, and other specialty telecommunications products for the hearing impaired. Plantronics considers itself to operate in one business segment.

PRODUCTS AND SERVICES

We design, manufacture, market and sell headsets for business and consumer applications, and other specialty telecommunication products for the hearing impaired. With respect to headsets, we make products for office and contact center use, for use with mobile and cordless phones, and for use with computers and gaming consoles. The following table presents net revenues by product group (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2004	2003	2004
Net revenues from unaffiliated customers:
Office and contact center	$66,776	$92,470	$193,048	$261,489
Mobile	29,528	35,469	66,416	98,742
Gaming and computer	5,807	15,259	16,949	30,767
Other specialty hearing products	5,511	7,385	19,112	21,175
	$107,622	$150,583	$295,525	$412,173
MAJOR CUSTOMERS

No customer accounted for 10% or more of total revenues for the three and nine months ended December 31, 2003 and 2004, nor did any customer account for 10% or more of accounts receivable from consolidated sales at the end of such periods.

GEOGRAPHIC INFORMATION

In geographic reporting, revenues are attributed to the geographic location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area but may not actually reflect end-user markets (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2004	2003	2004
Net revenues from unaffiliated customers:

United States	$66,484	$100,587	$196,337	$279,051

Europe, Middle East and Africa	31,688	36,030	72,697	97,008
Asia Pacific and Latin America	5,679	9,217	17,084	24,614
Canada	3,771	4,749	9,407	11,500
Total International	41,138	49,996	99,188	133,122
	$107,622	$150,583	$295,525	$412,173

	March 31,	December 31,
	2004	2004
Long-lived assets:
United States	$24,129	$29,945
International	17,995	22,510
	$42,124	$52,455

14. INTANGIBLES

Aggregate amortization expense relating to intangible assets for the three and nine months ended December 31, 2003 was $0.2 million and $0.5 million, respectively. For the three and nine months ended December 31, 2004, aggregate amortization expense was $0.2 million and $0.6 million, respectively. The following table presents information on acquired intangible assets (in thousands):

	March 31, 2004
	Gross Carrying	Accumulated	Net Carrying	Useful
Intangible assets	Amount	Amortization	Amount	Life

Technology	$2,460	$(1,103)	$1,357	7 years
State contracts	1,300	(418)	882	7 years
Patents	1,170	(283)	887	7 years
Trademarks	300	(96)	204	7 years
Non-compete agreements	200	(90)	110	5 years
Total	$5,430	$(1,990)	$3,440

	December 31, 2004
	Gross Carrying	Accumulated	Net Carrying	Useful
	Amount	Amortization	Amount	Life

Technology	$2,460	$(1,317)	$1,143	7 years
State contracts	1,300	(557)	743	7 years
Patents	1,420	(420)	1,000	7 years
Trademarks	300	(129)	171	7 years
Non-compete agreements	200	(120)	80	5 years
Total	$5,680	$(2,543)	$3,137

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

EXECUTIVE SUMMARY:

We are a leading worldwide designer, manufacturer and marketer of lightweight communications headsets, telephone headset systems and accessories for the business and consumer markets. In addition, we manufacture and market specialty telecommunication products for the hearing-impaired and other related products for people with special communications needs.

We sell our broad range of communications products into more than 70 countries through a worldwide network of distributors, original equipment manufacturers ("OEM’s"), wireless carriers, retailers and telephony service providers. We have well-developed distribution channels in North America and Europe, where headset use is fairly widespread. Our distribution channels in other regions of the world are less mature and primarily serve the contact center markets in those regions.

Compared with the third quarter of fiscal 2004, total revenues increased from $107.6 million to $150.6 million in the third quarter of fiscal 2005, with growth across all the product groups. Gross margins decreased by 2.2 percentage points from 52.3% in the third quarter of fiscal 2004 to 50.1% for the third quarter of fiscal 2005 due to a greater contribution of Bluetooth and other wireless products which are lower margin than many of our corded products. Operating expenses increased 34.3% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 due to higher research and development costs for wireless and Bluetooth products, increased sales and marketing programs designed to drive demand, and expenses associated with the Section 404 internal control attestation process required by the Sarbanes-Oxley Act of 2002. Net income for the quarter ended December 31, 2004 was $24.4 million or 16.2% of revenues, compared to net income of $17.6 million or 16.4% of revenues in the same quarter in fiscal 2004. Diluted earnings per share for the quarter ended December 31, 2004 was $0.48 compared to $0.37 per share in the same quarter in fiscal 2004.

Demand for headsets continues to increase both in our traditional markets such as the call center and office markets, as well as in the consumer market.* In both of these markets, the trend to wireless products contributed significantly to demand. Wireless products represent both an opportunity for high growth and a challenge because of the lower margins we experienced due to competitive pressures, especially with Bluetooth products compared to corded products.*

Revenues from our office and contact center product reached record levels in the third quarter of fiscal 2005, driven both by sales of wireless products such as the CS50 and CS60, as well as by corded products.

Mobile and gaming revenue represented approximately 34% of our total revenue for the quarter ended December 31, 2004, due to the impact of holiday spending combined with the trend to gaming, particularly on-line gaming. We have sold X-Box® private label headsets to Microsoft for some time but with the launch of the Halo® 2 headsets last quarter, we brought a premium Plantronics label product to market with a Halo 2 co-brand. While gaming and computer products contributed $15.3 million in revenues in the third quarter of fiscal 2005, we expect a decline in the fourth quarter because this category is highly seasonal, and the seasonality was amplified by our association with a "hit" software title.*

To capitalize on the growth opportunities in the wireless and consumer markets and to meet the challenges associated with competitive pricing, market share, and consumer acceptance, we have launched several key initiatives:
  Creation of a leading industrial design team. In the consumer market, where the look of the product is a key factor in the decision to buy, fashion counts. Toward this end, we increased the size of our design team and made key hires from fashion- forward industries to expand our expertise in this area.  We expect that the increased costs of the design team will affect our research and development expenses in Fiscal Year 2006.*
  Development of consumer marketing and advertising. By combining key products with an advertising program, we believe we will strengthen our brand position for the consumer markets and help category adoption. Therefore, we intend to launch a $10 million advertising campaign in the U.S., and we expect a majority of the costs and benefits of this campaign to affect our selling and general administrative results in Fiscal year 2006.*
  Bringing advanced technologies to the consumer market. There is an emerging trend in which the communications and entertainment spaces are converging in the wireless market.* We expect this trend to result in a demand for technologies that are simple and intuitive, utilize voice technology, control noise, and rely on miniaturization and power management. We intend to expand our own core technology group and partner with other innovative companies to develop this new technology.* We expect that the costs related to the expansion of our own core technology group will affect our research and development expenses in Fiscal Year 2006.*
  Building consumer product manufacturing infrastructure. The consumer products market is characterized by cost competitiveness resulting in a predominately China-based manufacturing infrastructure. In order to gain more flexibility in our supply chain, to better manage inventories and to reduce costs, we are building a manufacturing facility in Suzhou, China. We began construction on this facility in December 2004 and expect to begin operations later this year.* Over the next twelve months, we plan to invest from $15-$20 million in the China facility.*
Looking forward, we are focused on the implementation of our key initiatives. If successful, we can capitalize on these high-growth, emerging markets with competitively priced products which are attractive to the consumer.*

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.7	49.9	49.1	47.9
Gross profit	52.3	50.1	50.9	52.1

Operating expenses:
Research, development and engineering	8.2	8.0	8.7	8.0
Selling, general and administrative	22.0	21.0	22.9	20.8
Total operating expenses	30.2	29.0	31.6	28.8
Operating income	22.1	21.1	19.3	23.3
Interest and other income, net	1.2	1.4	0.7	0.8
Income before income taxes	23.3	22.5	20.0	24.1
Income tax expense	6.9	6.3	6.0	6.8
Net income	16.4%	16.2%	14.0%	17.3%

NET SALES

	Three Months				Nine Months
	Ended				Ended
	December 31,	December 31,			December 31,	December 31,
$ in thousands	2003	2004	Increase		2003	2004	Increase

Net revenues from unaffiliated customers:
Office and contact center	$66,776	$92,470	$25,694	38%	$193,048	$261,489	$68,441	35%
Mobile	29,528	35,469	5,941	20%	66,416	98,742	32,326	49%
Gaming and computer	5,807	15,259	9,452	163%	16,949	30,767	13,818	82%
Other specialty hearing products	5,511	7,385	1,874	34%	19,112	21,175	2,063	11%
Total revenues	$107,622	$150,583	$42,961	40%	$295,525	$412,173	$116,648	39%

United States	$66,484	$100,587	$34,103	51%	$196,337	$279,051	$82,714	42%

Europe, Middle East and Africa	31,688	36,030	4,342	14%	72,697	97,008	24,311	33%
Asia Pacific and Latin America	5,679	9,217	3,538	62%	17,084	24,614	7,530	44%
Canada	3,771	4,749	978	26%	9,407	11,500	2,093	22%
Total International	$41,138	$49,996	$8,858	22%	$99,188	$133,122	$33,934	34%
Total revenues	$107,622	$150,583	$42,961	40%	$295,525	$412,173	$116,648	39%

For the three month period ended December 31, 2004, compared to the same period in the prior year, our growth in revenues was primarily derived from sales of our wireless products accross various product lines and gaming products. With respect to our office and contact center products, our increase was linked to new wireless headsets for business professionals and corded headset products. The increase in revenues from our gaming and computer products was primarily attributable to shipments of our Halo 2 headset for the X-box and revenues from headsets for voice over internet protocol ("VOIP") applications. Mobile sales increases were primarily driven by Bluetooth based headsets. Revenues from our specialty products, which are principally our Clarity products marketed for hearing impaired individuals, had growth primarily from sales of new products, wireless products and increased distribution through our retail channels.

Revenues from domestic sales for the three month period ended December 31, 2004, as a percentage of total revenues, increased to 67% from 62% for the same period last year. The increase in domestic sales through our North American distribution and retail channels was primarily due to increased acceptance of wireless headset products and U.S. gaming growth. Revenues from gaming sales grew due to increased sales through our distributors to new customers. Revenues from international sales were favorably affected by the continued strengthening of the European exchange rates against the U.S. dollar, improved sales of our CS60 product, and sales related to VOIP applications.

For the nine month period ended December 31, 2004, compared to the same period in the prior year, net sales increases were geographically broad based and across all product lines. Our office and contact center products increased on the continued strength of our new products, particularly for wireless headset office applications and the corded SupraPlus for contact centers. Mobile product revenues increased in part because of the continued impact of promotional offers that bundle our headsets with cell phones sold into the U.S. wireless carrier market and our Bluetooth enabled headsets. Revenues from sales of gaming and computer products increased due to increased sales of headsets sold for use with various gaming and VOIP applications.

Domestic revenues for the nine month period, as a percentage of total revenues increased to 67% from 66% for the same period last year. Domestic and international sales were up in absolute dollars, primarily driven by demand for office and contact center products, demand for gaming products, demand for mobile products including wireless Bluetooth headsets and the MX150 mobile corded headset, and favorable exchange rates.

Revenues may vary due to the timing of the introduction of new products, seasonality, discounts and other incentives, and channel mix. We have a "book and ship" business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders, and thus, we cannot rely on the level of backlog to provide visibility into potential future revenues. Nevertheless historically, our fourth quarter tends to be somewhat back-end loaded, especially in comparison to sequential quarters.

GROSS PROFIT

	Three Months				Nine Months
	Ended				Ended
	December 31,	December 31,	Increase		December 31,	December 31,	Increase
$ in thousands	2003	2004	(Decrease)		2003	2004	(Decrease)

Net sales	$107,622	$150,583	$42,961	40%	$295,525	$412,173	$116,648	39%
Cost of sales	51,381	75,150	23,769	46%	145,051	197,572	52,521	36%
Gross profit	$56,241	$75,433	$19,192	34%	$150,474	$214,601	$64,127	43%
Gross Profit Margin	52.3%	50.1%	(2.2)%	ppt.	50.9%	52.1%	1.2%	ppt.

For the three month period ended December 31, 2004, compared to the same period in the prior year, our gross margin decreased. This was primarily due to a greater contribution of Bluetooth products within our mobile products and a greater contribution of wireless products, both with lower margins.

For the nine month period ended December 31, 2004, compared to the same period in the prior year, our gross margins strengthened as a result of improved manufacturing efficiencies on higher volumes, component cost reductions, and favorable foreign exchange rates. A weaker U.S. dollar compared to the Euro and Great British Pound favorably affected revenues and thus gross margin. Partially offsetting these favorable factors was a higher percentage of revenues coming from lower margin mobile and wireless office products compared to the same period in the prior year.

Gross profit may vary depending on the product mix, channel mix, amount of excess and obsolete inventory charges, changes in the warranty repair costs or return rates, and other factors.

OPERATING EXPENSES

RESEARCH, DEVELOPMENT AND ENGINEERING

	Three Months				Nine Months
	Ended				Ended
	December 31,	December 31,	Increase		December 31,	December 31,	Increase
$ in thousands	2003	2004	(Decrease)		2003	2004	(Decrease)

Research, development and engineering	$8,834	$11,989	$3,155	36%	$25,686	$32,871	$7,185	28%
% of total Sales	8.2%	8.0%	(0.2)%		8.7%	8.0%	(0.7)%

For the three month period ended December 31, 2004, compared to the same period in the prior year, our research, development and engineering expenses increased due to incremental spending on new product development, particularly for Bluetooth and wireless office products. We are also pursuing a distributed development strategy to increase capacity and to make development more cost effective.

For the nine month period ended December 31, 2004, compared to the same period in the prior year, research, development and engineering expenses increased in absolute dollars, as we continue to increase the level of commitment to our new product pipeline and also continue to make process improvements.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months				Nine Months
	Ended				Ended
	December 31,	December 31,	Increase		December 31,	December 31,	Increase
$ in thousands	2003	2004	(Decrease)		2003	2004	(Decrease)

Selling, general and administrative	$23,649	$31,642	$7,993	34%	$67,786	$85,867	$18,081	27%
% of total Sales	22.0%	21.0%	(1.0)%		22.9%	20.8%	(2.1)%

For the three month period ended December 31, 2004, compared to the same period in the prior year, selling, general and administrative expenses increased primarily for the following reasons:
  Increase in global sales and marketing programs designed to generate demand for our wireless office, gaming, VOIP products and to launch new products.
  Costs related to work performed for our Sarbanes Oxley Section 404 compliance and attestation fees.
  Increase in sales and marketing headcount.
  Adverse impact from higher foreign exchange rates, particularly with the Great British Pound and the Euro.
For the nine month period ended December 31, 2004, compared to the same period in the prior year, selling, general and administrative expenses increases were similar to those as listed for our quarter-on-quarter comparison. In addition to those items, we also entered into marketing programs to leverage hands-free regulatory laws. These expenses were partially offset by a one-time benefit of approximately $2 million from a favorable court ruling which ended a lawsuit filed by one of our competitors, during the quarter ended September 30, 2004.

We expect costs associated with advertising to increase in the fourth quarter but for operating expenses in total to be approximately flat with the quarter ended December 31, 2004.*

OPERATING INCOME

	Three Months				Nine Months
	Ended				Ended
	December 31,	December 31,	Increase		December 31,	December 31,	Increase
$ in thousands	2003	2004	(Decrease)		2003	2004	(Decrease)

Operating income	$23,758	$31,802	$8,044	34%	$57,002	$95,863	$38,861	68%
% of total Sales	22.1%	21.1%	(1.0)%		19.3%	23.3%	4.0%

For the three month period ended December 31, 2004, compared to the same period in the prior year, the absolute dollar increase in operating income was driven primarily by higher revenues. Operating margin decreased to 21% from 22% as a result of higher concentration of lower margin products.

For the nine month period ended December 31, 2004, compared to the same period in the prior year, the increase in operating income was driven primarily by higher revenues together with a better mix of higher margin products and lower operating expenses as a percentage of revenues.

INTEREST AND OTHER INCOME, NET

	Three Months				Nine Months
	Ended				Ended
	December 31,	December 31,			December 31,	December 31,
$ in thousands	2003	2004	Increase		2003	2004	Increase

Interest and other income, net	$1,412	$2,145	$733	52%	$2,045	$3,393	$1,348	66%
% of total Sales	1.3%	1.4%	0.1%		0.7%	0.8%	0.1%

For the three month period ended December 31, 2004, compared to the same period in the prior year, the increase in interest and other income was driven primarily by interest income earned on higher average cash balances combined with higher interest rates. We were also favorably affected by realized transaction gains.

For the nine month period ended December 31, 2004, compared to the same period in the prior year, the increase in interest and other income was driven primarily by higher interest income, including approximately $0.3 million in interest received from a one-time litigation settlement.

We expect interest and other income, net to be approximately flat in the fourth quarter.*

INCOME TAX EXPENSE

	Three Months				Nine Months
	Ended				Ended
	December 31,	December 31,			December 31,	December 31,
$ in thousands	2003	2004	Increase		2003	2004	Increase

Income before income taxes	$25,170	$33,947	$8,777	35%	$59,047	$99,256	$40,209	68%
Income tax expense	7,551	9,505	1,954	26%	17,714	27,792	10,078	57%
Net income	17,619	24,442	6,823	39%	41,333	71,464	30,131	73%

For the three and nine month periods ended December 31, 2004, compared to the same periods in the prior year, income tax expense increased as a result of higher income. The tax rates were 28.0% and 30.0%, respectively for the 2005 and 2004 periods.

LIQUIDITY AND CAPITAL RESOURCES.
Our aggregate cash, cash equivalents and marketable securities at December 31, 2004 were $229.8 million, compared with $180.6 million at March 31, 2004. Cash equivalents are comprised of highly liquid investments purchased with an original or remaining maturity of 90 days or less. As of December 31, 2004, we had working capital of $340.3 million, compared to working capital of $249.4 million at March 31, 2004.

The table below, for the periods indicated, provides selected condensed consolidated cash flow information:

	Nine Months Ended
	December 31,		Provided
$ in thousands	2003	2004	(Used)

Cash provided by operating activities	47,994	47,732	(262)	(0.5)%

Cash used for capital expenditures	(13,217)	(18,783)	(5,566)	42.1%
Cash provided by (used for) all other investing activities	4,570	(10,500)	(15,070)	(329.8)%
Cash used for investing activities	(8,647)	(29,283)	(20,636)	238.6%

Cash provided by financing activities	14,920	22,678	7,758	52.0%

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities represent the most significant source of funding for us. For the nine month period ended December 31, 2004, compared to the same nine month period in the prior year, cash flows provided by operating activities were relatively flat. Cash flows provided by operating activities for the nine month period ended December 31, 2004 were primarily driven by net income earned on higher sales volume and offset in part by higher inventory and accounts receivable balances. Our inventory balances increased as a result of the higher level of business, decisions to increase our inventory safety stock and other factors. We have a goal of improving our inventory turns to 5 by the December 2005 quarter.* The accounts receivable increase was primarily driven by the strong growth in the third quarter’s sales coupled with the impact of the strengthening of the Great British Pound and the Euro against the U.S. dollar. Our days sales outstanding ("DSO") increased to 54 days in the third quarter of fiscal 2005 from 51 days in the second quarter of fiscal 2005. DSO was flat in comparison to 54 days in the third quarter of fiscal 2004. We believe the net receivable balance is collectible and that we have sufficient reserves to cover our exposure to bad debt.*

Additionally as a result of the rise in our stock price, our income tax benefit associated with stock option exercises increased as a result of increased stock option exercises by employees during the nine month period ended December 31, 2004. The increase in accrued liabilities was primarily the result of an increase in exchange rates and its effect on the fair market value of our economic hedges. Comparatively, the nine months ended December 31, 2003 had less net income; however, increases in accounts receivable and inventories were more modest.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels, and timing of payments.

CASH FLOWS FROM INVESTING ACTIVITIES

During the nine months ended December 31, 2004, cash flows used for investing activities increased $20.6 million as compared to the same period last year. This was due to capital expenditures of $18.8 million in the nine month period ended December 31, 2004 compared to expenditures of $13.2 million in the same period in the prior year. These capital expenditures were principally for leasehold improvements at our corporate headquarters, machinery and equipment, tooling, construction of our China manufacturing facility, computers and software. We also purchased short-term marketable securities primarily comprised of an AAA fixed rate Federal Home Loan Banks bond and other municipal bonds for $10.5 million in the current period, which represents a shift in our investment strategy to take advantage of better rates in short-term marketable securities. We anticipate making further investments in marketable securities as interest rates continue to rise in order to obtain more favorable yields. In the same period in the prior year, we received $5.0 million from maturities of short-term  marketable securities.

We have a revolving credit facility with a major bank for $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2005. As of January 28, 2005, we had no cash borrowings under the revolving credit facility and $2.0 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. Under our current credit facility agreement, we have the ability to declare dividends so long as the aggregate amount of all such dividends declared or paid and common stock repurchased or redeemed in any four consecutive fiscal quarter periods shall not exceed 50% of the amount of cumulative consolidated net income in the eight consecutive fiscal quarter period ending with the fiscal quarter immediately preceding the date as of which the applicable distributions occurred. We are currently in compliance with the covenants and the dividend provision under this agreement.

As compared to the nine month period ended December 31, 2004, we anticipate that capital expenditures will increase slightly over the next nine months excluding China, where we anticipate spending approximately $15-20 million.*

CASH FLOWS FROM FINANCING ACTIVITIES

During the nine months ended December 31, 2004, cash flows from financing activities increased by approximately $7.8M. The increase is primarily due to the proceeds from the exercise of stock options. We did not repurchase any shares of our common stock under our stock repurchase plan during the nine month period ended December 31, 2004. We reissued through employee benefit plans 66,007 shares of our treasury stock for $2.2 million. During the nine months ended December 31, 2003, we repurchased 122,800 shares of our common stock under our stock repurchase plan for $1.8 million and reissued through employee benefit plans 121,729 shares of our treasury stock for $1.9 million. As of December 31, 2004, 142,600 shares remained available for repurchase under our stock repurchase plan. During the nine month period ended December 31, 2004, we made dividend payments under the dividends policy adopted by our Board of Directors in July 2004 totaling $4.8 million.

On January 18, 2005, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on March 10, 2005 to shareholders of record on February 11, 2005. The plan approved by the Board anticipates a total annualized dividend of $0.20 per common share.* The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

Our liquidity, capital resources, and results of operations in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all.

We believe that our current cash and cash equivalents balance and cash provided by operations will be sufficient to fund operations for at least the next twelve months.* However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Certain Forward-Looking Information" and "Risk Factors Affecting Future Operating Results" in this Quarterly Report for factors that could affect our estimates for future financial needs and sources of working capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Management’s discussion and analysis of financial condition and results of operations are based upon Plantronics’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we base estimates and judgments on historical experience and on various other factors that Plantronics’ management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

We believe our most critical accounting policies and estimates include the following:
  Revenue Recognition
  Allowance for Doubtful Accounts
  Excess and Obsolete Inventory
  Warranty
  Goodwill and Intangibles
  Income Taxes

REVENUE RECOGNITION

Revenue from sales of products to customers is recognized: when title and risk of ownership are transferred to customers when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured. We recognize revenue net of estimated product returns and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs.

Estimated product returns are deducted from revenues upon shipment, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates.

Should product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised and could have an adverse impact on revenues.

Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period, on estimates for what is due to resellers for estimated credits earned during the period and any adjustments for credits based on actual activity. If the actual payments exceed our estimates, this could result in an adverse impact on our revenues. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers. In situations where we are unable to reliably estimate the amount of future price adjustments and product returns, we defer recognition of the revenue until the right to future price adjustments and product returns lapses and we are no longer under any obligation to reduce the price or accept the return of the product.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly perform credit evaluations of our customers’ financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customers' ability to pay. The allowance for doubtful accounts is reviewed monthly and adjusted if necessary based on our assessments of our customers ability to pay. If the financial condition of our customers should deteriorate or if actual defaults are higher than our historical experience, additional allowances may be required, which could have an adverse impact on operating expense.

EXCESS AND OBSOLETE INVENTORY

We write-down our inventory for excess and obsolete inventories. Write-downs are determined by reviewing our demand forecast and by determining what inventory, if any, is not saleable. Our demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors. If our demand forecast is greater than actual demand and we fail to reduce our manufacturing accordingly, we could be required to write down additional inventory which would have a negative impact on our gross margin.

At the point of loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

WARRANTY

We provide for the estimated cost of warranties as part of our cost of sales at the time revenue is recognized. Our warranty obligation is affected by product failure rates and our costs to repair or replace the products, as well as the number of shipments in the quarter. Should actual failure rates and costs differ from our estimates, revisions to our warranty obligation may be required, which may affect our cost of sales.

GOODWILL AND INTANGIBLES

As a result of acquisitions we have made, we have recorded goodwill and intangible assets on our balance sheet. Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform at least annually or more frequently if indicators of impairment exist, a review to determine if the carrying value of the goodwill and intangibles is impaired. Our review process for determining the carrying value is complex and utilizes estimates for future cash flow, discount rates, growth rates, estimated costs, and other factors which utilize both historical data, internal estimates, and, in some cases, external consultants and outside data. If our estimates are inaccurate or if the underlying business requirements change, our goodwill and intangibles may become impaired, and we may be required to take an impairment charge.

INCOME TAXES

We are subject to income taxes both in the United States as well as in several foreign jurisdictions. We must make certain estimates and judgments in determining income tax expense for our financial statements. These estimates occur in the calculation of tax benefits and deductions, tax credits, and tax assets and liabilities which are generated from differences in the timing of when items are recognized for book purposes and when they are recognized for tax purposes.

We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. We are required to evaluate on an ongoing basis whether or not we will realize a benefit from net deferred tax assets. If recovery is not likely, we would be required to establish a valuation allowance. As of the end of the third quarter 2005, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not probable.

Our effective tax rate differs from the statutory rate due to the impact of foreign operations, tax credits, state taxes, and other factors. Our future effective tax rates could be impacted by a shift of the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change which would result in a valuation allowance being required to be taken; or an IRS, state or foreign jurisdiction’s view of tax returns which differs materially from what we originally provided. We assess the probability of adverse outcomes from tax examinations regularly to determine the adequacy of our provision for income taxes.

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

Historically, we have generally been able to increase production to meet increasing demand. However, the demand for our products depends on many factors and is inherently difficult to forecast. We have experienced sharp fluctuations in demand, especially for headsets for wireless and cellular phones. Significant unanticipated fluctuations in demand could cause the following operating problems, among others:
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

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase, which means that the cycles to product obsolescence are becoming shorter. If sales of one of these products have a negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

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

We currently operate principally in a multilevel distribution model, selling most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom’s acquisitions indicate it may be moving towards a direct sales model, since recent acquisitions were of companies employing direct sales and marketing models. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices, placing pricing pressure on our products, which could materially adversely affect our business and results of operations.

We also expect to face additional competition from companies that traditionally did not offer communications headsets. We expect to face new competition in the office, mobile, computer and residential markets. For example, the Sony-Ericsson joint venture competes formidably with several Bluetooth hands-free solutions. In addition, we manufacture branded products for a number of large household-name retailers. These retailers directly compete with Plantronics brand products, frequently within the same store. The effect of our retail customers competing directly with our own products has placed pressure on our margins and the negative impact this has on our business could increase in the future.

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

Historically, the technology used in lightweight communications headsets evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. The technology used in hands-free communications devices, including our products, is evolving more rapidly now than it has historically and we anticipate that this trend may accelerate. We believe this is particularly true for our newer emerging technology products in the mobile, computer, residential and certain parts of the office markets. We believe products designed to serve these markets generally exhibit shorter lifecycles and are increasingly based on open standards and protocols. We expect that the cycle of product obsolescence due to continual development in technology will continue to become shorter. The disposition of inventories of obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.

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
The introduction of new Bluetooth products and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties, including: developing and marketing these wireless headset products; unforeseen delays or difficulties in introducing and achieving volume production of such products; our dependence on third parties to supply key components, many of which have long lead times; and our ability to forecast demand and customer return rates accurately for this new product category for which relevant data is incomplete or not available. We have longer lead times with certain suppliers than commitments from some of our customers.

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
  market acceptance and transition of new product introductions, other new products launched in 2005, new products launched in the future, and product enhancements by us or our existing or potential new competitors;
  difficult general economic conditions, as has been the case with the recent global economic uncertainty and downturn in technology spending, and specific economic conditions prevailing in the communications industry and other technology industries;
  variations in sales and profits in higher tax, as compared to lower tax, jurisdictions; and/or the results of tax planning strategies, tax audits, reassessment of tax reserves, and tax refunds on our effective tax rate;
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
  the cost and availability of components used in many of our products;
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

Changes in stock option accounting rules will adversely impact our operating results prepared in accordance with generally accepted accounting principles, and may adversely impact our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad based employee stock option programs to hire, incent and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), with pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004 the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our second quarter of fiscal 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

This statement will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated results of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Notes 2 and 8 of the notes to the unaudited consolidated financial statements). This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, this statement could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

In addition, it is our expectation that our use of restricted stock, restricted stock units and capped stock appreciation rights for employee awards will increase and our use of stock options will decrease.* Although it is anticipated that such a change in the types of employee awards that are issued will create less dilution due to fewer aggregate shares issued, it is also expected that the amount of cash received by us from the exercise of stock options will decline and our financial condition and liquidity could be adversely affected as a result.

We have significant foreign operations and there are inherent risks in operating abroad.

During the third quarter of fiscal year 2005, approximately 33.2% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. A fire, flood or earthquake, political unrest or other disaster or condition affecting our facilities could have a material adverse effect on our business, financial condition and results of operations. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:
  fluctuations in foreign exchange rates, in particular, if RMB becomes a floating currency our investment in the new manufacturing facility under construction in Suzhou, China may require more U.S. dollars;
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

The markets for voice communications and network systems products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. We may not identify successful new product opportunities and develop and bring products to market in a timely manner or be successful in developing a service provider strategy. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transition and our inability to enter new markets, such as the service provider market, would harm our business and results of operations.

We face and might in the future face intellectual property infringement claims that might be costly to resolve.

We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions which could result in significant and protracted and expensive litigation. We cannot assure you that we will prevail in any such litigation, that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to, and legal costs associated with, litigation can have a significant adverse effect on our operating results and financial condition.

We have intellectual property rights that could be infringed by others.

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 94 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management’s attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

There is also continuing and increasing public controversy over the use of mobile telephones by operators of motor vehicles and we may be subject to claims arising from allegations that use of a mobile telephone and headset contributed to a motor vehicle accident. The coverage provided under our product liability could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.

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

We are actively working to gain an understanding of the complete requirements concerning the removal of certain potentially environmentally sensitive materials from our products to comply with the European Union Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment ("ROHS") and on Waste Electrical and Electronic Equipment ("WEEE"). Some of our customers are requesting that we implement these new compliance standards sooner than the legislation would require. While we believe that we will have the resources and ability to fully meet our customers’ requests and the spirit of the ROHS and WEEE directives, if unusual occurrences arise or if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to meet the aggressive schedule set by our customers or comply with the legislation as passed by the EU member states. If that were to happen, a material negative effect on our financial results may occur.

While we believe that we currently have adequate control structures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes Oxley Act of 2002.

We are working diligently toward evaluating our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by this legislation. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes Oxley Act. As a result, we have incurred and expect to incur additional expenses and consumption of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or the New York Stock Exchange. Any such action could adversely effect our financial results.

Future acquisitions may involve material risks.

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

INTEREST RATE RISK

At December 31, 2004, we had cash and cash equivalents totaling $219.3 million, compared to $180.6 million at March 31, 2004. At December 31, 2004, we had $10.5 million in marketable securities and none at March 31, 2004. Cash equivalents have an original or remaining maturity when purchased of ninety days or less; marketable securities have an original or remaining maturity when purchased of greater than ninety days, but less than one year. We believe we are not currently exposed to significant interest rate risk as our cash was invested in securities or interest bearing accounts with maturities of less than ninety days. The average maturity period for our marketable securities at December 31, 2004, was less than three months. The taxable equivalent interest rates locked in on those marketable securities averages approximately 2.60%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1, money market mutual funds with minimum ratings of AAA, U.S. treasury bills, notes or bonds, federal agency bonds or notes, corporate bonds with minimum ratings of A/A, municipal bonds or notes with minimum ratings of A1/VMIG1, and auction rate preferred stock with a minimum rating of A/A.

Our $75 million revolving credit facility and letter of credit subfacility both expire on July 31, 2005. As of January 28, 2005, we had no cash borrowings under the revolving credit facility and $2.0 million outstanding under the letter of credit subfacility. If we choose to borrow under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the third quarter of fiscal 2005, approximately 33% of our net sales were derived from customers outside the United States, with 22% of total revenues denominated in foreign currencies, predominately the Euro and the Great British Pound. In fiscal year 2002, we implemented a hedging strategy to minimize the effect of these currency fluctuations. Specifically, we began to hedge our European transaction exposure, hedging both our Euro and Great British Pound positions. However, we can provide no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

As of December 31, 2004, we had foreign currency forward contracts of approximately €5.3 million denominated in Euros. These forward contracts hedge against a portion of our forecasted foreign currency-denominated receivables, payables and cash balances. The table below provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts and nonfunctional currency-denominated receivables and payables. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a loss of $1.8 million or a gain of $1.5 million.

The table below presents the effect on our foreign currency transaction exposure of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated currencies.

December 31, 2004
(in millions)		Net
		Underlying	Net	FX	FX
		Foreign	Exposed	Gain (Loss)	Gain (Loss)
	USD Value	Currency	Long (Short)	From 10%	From 10%
	of Net FX	Transaction	Currency	Appreciation	Depreciation
Currency - forward contracts	Contracts	Exposures	Position	of USD	of USD
Euro	$7.2	$17.5	$10.3	$(1.1)	$0.9
Great British Pound	-	6.1	6.1	(0.7)	0.6

Net position	$7.2	$23.6	$16.4	$(1.8)	$1.5

As of December 31, 2004, we had foreign currency put and call option contracts of approximately €40.2 million and £13.3 million denominated in Euros and Great British Pounds, respectively. Our option contracts hedge against a portion of our forecasted foreign denominated sales. The table below provides information about our foreign currency option contracts that are sensitive to foreign currency exchange rates. If these exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar we could incur a gain of $7.3 million or a loss of $8.0 million.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

December 31, 2004
(in millions)
		FX	FX
		Gain (Loss)	Gain (Loss)
	USD Value	From 10%	From 10%
	of Net FX	Appreciation	Depreciation
Currency - option contracts	Contracts	of USD	of USD
Call options	$(75.9)	$5.0	$(7.4)
Put options	72.4	2.3	(0.6)

Net position	$(3.5)	$7.3	$(8.0)

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

PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The appeal in the lawsuit filed on February 8, 2001 in the Superior Court in Santa Clara County, California by GN Hello Direct, Inc. was concluded in our favor. We were awarded and received from GN Hello Direct, Inc. a payment of $3.1 million. Plantronics may be entitled to additional attorneys fees and costs.

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

40

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

41

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

10.15.2	Credit Agreement Amendment No. 1 dated as of August, 1, 2004, between Registrant and Wells Fargo Bank N.A.
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

42

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: February 4, 2005	By:	/s/ Barbara V. Scherer

Senior Vice President - Finance and Administration and Chief Financial Officer(Principal Financial Officer and Duly Authorized Officer of the Registrant)

43

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

44

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

45

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

10.15.2	Credit Agreement Amendment No. 1 dated as of August, 1, 2004, between Registrant and Wells Fargo Bank N.A.
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

46