Form 10-K
period 2005-04-02
PLANTRONICS INC /CA/
filed 2005-05-31
CIK 914025

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 2, 2005
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to
Commission file number: 1-12696
PLANTRONICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0207692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
345 Encinal Street, Santa Cruz, California (Address of principal executive offices)	95060 (Zip Code)
(831) 426-5858
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS	NEW YORK STOCK EXCHANGE
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
The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of $45.05 for shares of the Registrant’s Common Stock on October 1, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $2,122,933,497. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant’s voting securities (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.
Number of shares of Common Stock outstanding as of April 30, 2005 was 47,885,060.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be held on July 21, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2005
Plantronics the logo design, Plantronics and the logo design combined, AcuSpeak, Ameriphone, .Audio, Clarity, Clarity Power, Flex Grip, GameCom, Plantronics Discovery, Plantronics Explorer, Plantronics Voyager, RetractPro, SupraPlus, and WindSmart are trademarks or registered trademarks of Plantronics, Inc. The Bluetooth name and the Bluetooth trademarks are owned by Bluetooth SIG, Inc, and are used by Plantronics, Inc. under license. All other trademarks are the property of their respective owners.

part i
This Annual Report on Form 10-K is filed with respect to our fiscal year 2005. Each of our fiscal years ends on the Saturday closest to the last day of March. Our fiscal year 2005 ended on April 2, 2005. For purposes of consistent presentation, we have indicated in this report that each fiscal year ended “March 31” of the given year, even though the actual fiscal year end may have been on a different date.
CERTAIN FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” and include, but are not necessarily limited to, all of the statements marked below with an asterisk (“*”). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including, but not limited to the factors discussed in the subsection entitled “Risk Factors Affecting Future Operating Results,” in Item 7 of this Form 10-K. This Annual Report on Form 10-K and our Annual Report to Stockholders should be read in conjunction with these risk factors.
Item 1. Business
HISTORY
Plantronics, Inc. (“Plantronics,” “we”, “our,” or “us”) was founded and incorporated in the state of California in 1961. Plantronics initially went public in 1977, was taken private in a leveraged buyout in 1989 and was subsequently reincorporated in the state of Delaware. Plantronics went public on the New York Stock Exchange in 1994 under the ticker symbol of “PLT”. We are a leading worldwide designer, manufacturer and marketer of lightweight communications headsets, telephone headset systems and accessories for the business and consumer markets. In addition, we manufacture and market specialty telecommunication products for the hearing-impaired and other related products for people with special communications needs.
Plantronics headsets are communications tools, providing freedom to use your hands while staying “connected,” freedom to move around, and freedom from keyboards. We apply a variety of technologies to develop high quality products to meet the needs of our customers, whether it be for communications or personal entertainment. Plantronics headsets are widely used for cell phones, in contact centers, in the office, at home for computer applications such as Voice over Internet Protocol (“VoIP”) and gaming, as well as other specialty applications.
We sell our broad range of communications products into more than 70 countries through a worldwide network of distributors, original equipment manufacturers (“OEM’s”), wireless carriers, retailers and telephony service providers. We have well-developed distribution channels in North America, Europe and some of the Asian Pacific countries, where headset use is fairly widespread. Our distribution channels in other regions of the world are less mature and primarily serve the contact center markets in those regions.
We operate in one business segment. Our operations are organized functionally. Information required by Statement of Financial Accounting Standards No. 131 (Disclosures about Segments of an Enterprise and Related Information) and Item 101(b) of Regulation S-K can be found in the Consolidated Financial Statements and related notes herein.
Plantronics acquired The Walker Equipment Corporation and Ameriphone, Inc. in 1986 and 2002 respectively. In January 2004, we changed the name of our Walker and Ameriphone businesses to Clarity®. Clarity is a leading supplier of telephones with advanced sound processing, notification systems,
AR 2005 -  1

assisted listening devices and other communications devices for the hearing-impaired markets. Clarity’s patented technology, Clarity Powertm provides customized solutions for customers who otherwise may not have a way to communicate effectively.
We provide access free of charge through a link on our web site to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission.
Our principal executive offices are located at 345 Encinal Street, Santa Cruz, CA, 95060. Our telephone number is (831) 426-5858. Our internet address is www.plantronics.com. Our Investor Relations website is also accessible through www.plantronics.com.
INDUSTRY BACKGROUND
General Background
Headsets enhance communications by providing the following benefits:

•	BETTER SOUND QUALITY that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, digital signal processing and more;

•	MULTI-TASKING BENEFITS that allow people to use a computer, a PDA or other devices, take notes and organize files while talking hands-free;

•	WIRELESS FREEDOM allowing people to take and make calls as they move freely around their home or office without cords or cables;

•	CONTRIBUTING TO GREATER DRIVING SAFETY by enabling a person already using a cell phone to have both hands free to drive while talking on a cell phone;

•	VOICE COMMAND AND CONTROL that let people take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient;

•	PROVIDING ERGONOMIC RELIEF from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck;

•	ENABLING EMERGING PERSONAL COMPUTER (“PC”) AND VoIP APPLICATIONS, including speech recognition, Internet telephony and gaming; and

•	PROVIDING GREATER PRIVACY than speakerphones, and with wireless products, the ability to move from public to private space when required.
Demand for headsets continues to increase both in our traditional markets such as the enterprise markets as well as in the consumer market.* In each of these markets, the trend towards wireless products contributed significantly to demand, a trend we expect to continue in fiscal 2006.* Wireless products represent both an opportunity for high growth as well as a challenge because of the lower margins we experience due to competitive pressures, particularly with Bluetooth mobile products.*
The proliferation of desktop computing makes communications headsets a product of choice in many occupations because they permit the user to be more efficient in an ergonomically comfortable environment. Growing awareness of driver safety and impending or already existing hands-free legislation requiring mandatory hands-free devices for cell phone communications in cars has led to increased headset adoption for cell phone users. The increased adoption of new technologies, such as Bluetooth and VoIP described below, has also contributed to the increase in demand for telephone headsets:

•	Bluetooth is a wireless technology using short-range radio links that can eliminate cables and wires that were formerly required to connect computing and communications devices. It can be
2  - Plantronics

part i

used to provide low-cost, wireless connectivity between computers, mobile phones, Personal Data Assistants (“PDA”), other portable handheld devices, and access to the Internet.

•	VoIP is a technology that allows a person to make telephone calls using a broadband Internet connection instead of a regular (or analog) phone line. VoIP converts the voice signal from a person’s telephone into a digital signal that travels over the Internet and then converts it back at the other end so that the caller can speak to anyone with a regular (or analog) phone line.
MARKETS
Office and Contact Center
Plantronics is a leader in the office and contact center markets with a broad range of communications headsets, including high-quality, ergonomically designed headsets, amplifiers and telephone systems.
The office market, which includes both corporate and small office/home office (“SOHO”), comprises the largest overall market in terms of revenue for our products today. Growth in this market comes from two main factors:
     1) the advent of wireless solutions and the freedom they allow; and
     2) a growing awareness of the benefits of headsets.
We believe this market presents an opportunity for significant expansion.*
The contact center, in which we have achieved significant market penetration, represents our second largest revenue stream and most mature market. We believe that the long-term outlook for the contact center is one of modest growth. We expect that contact centers will increasingly adopt VoIP technology to help improve productivity and reduce costs. We develop headsets specifically tailored to VoIP applications, and, as VoIP adoption increases, we believe that we will continue to lead in new product performance.*
Mobile and Entertainment
Mobile represents our largest unit volume market. The total market at OEM prices is believed to be larger than the contact center market. We believe that our market share within the mobile market as a whole, is less than our share in the office and contact center applications.* We believe that we have the opportunity to gain share in the mobile market and that this may represent a significant growth opportunity for us.* Use of headsets is growing worldwide, particularly due to hands-free legislation for cell phones and continued Bluetooth technology adoption.* The Plantronics mobile headset line delivers the freedom and mobility of hands-free communications with high sound quality, stability and comfort. Plantronics mobile headsets come in a variety of styles, colors and models. Our headsets are designed to strict quality standards, including features that provide a high quality user experience. These headsets have a variety of features depending on the model, including noise-canceling microphones that effectively reduce background noise and facilitate voice dialing, Plantronics’ unique Flex Grip® design for a stable, comfortable fit and inline call answer/end buttons. Our designs incorporate discreet size and high quality sound, allowing the user to both hear and transmit his or her voice more clearly.
        Entertainment and Computer Audio

Headsets for use with entertainment applications, whether they be interactive online gaming or switching between music and phone calls for multi-functional devices, represent an emerging market opportunity for us. The entertainment and computer audio products, which include sales of our GameComtm Halo 2 Edition headset, are a growing part of our business. The GameComtm Halo 2 Headset is designed to deliver superior voice communication for intense Xbox Livetm game play.
AR 2005 -  3

During late fiscal 2004, we entered into a strategic partnership with Skype® Technologies S.A., a global P2P (peer-to-peer) Internet telephony company, to provide voice communications solutions for users of Skype’s online telephony services. The companies signed a strategic agreement detailing their shared vision for the advancement of modern telephony solutions. Sales of headsets related to Skype have been primarily concentrated in Europe.

We believe that a number of fundamental factors are likely to increase our customers’ need for PC-compatible headsets in the future, including the convergence of telephony and entertainment, Internet multimedia applications such as streaming audio and video, VoIP, gaming, and video conferencing.* As devices providing these user needs converge, our headsets may need to be PC-compatible, cell phone compatible, MP-3 compatible or various combinations of these. We monitor our product roadmap to meet these potential future customer demands.
Other Specialty Products
With a growing number of people worldwide suffering from various degrees of hearing loss, the need for simple and accessible solutions is expected to grow, and we believe that we are well positioned to serve this need. Clarity delivers a comprehensive range of special needs communications products from a single manufacturer, that serve the mild, moderate and severe hearing loss markets as well as the deaf community. Product distribution includes audiologists and health care professionals, government programs, specialized distributors and retail.
FOREIGN OPERATIONS
In fiscal 2005, 2004 and 2003 revenues outside the U.S. accounted for approximately 33%, 34% and 32%, respectively, of our total net revenues. Revenues related to foreign customers are generally subject to additional risks such as fluctuations in exchange rates, increased tariffs, and the imposition of other trade barriers. In fiscal 2005, we continued to engage in hedging activities to limit our transaction and economic exposures and to mitigate our exchange rate risks. We hedged a portion of our positions in the Euro, the Great British Pound, and the Chinese Yuan, which constitute the majority of our currency exposure. To the extent that we increase revenues to non-U.S. customers or increase our transactions in foreign currencies, or that we are unsuccessful in our hedging strategies, our results of operations could be materially adversely affected by exchange rate fluctuations. *
PRODUCTS
Summary
Our product line consists of lightweight communications headsets, telephone headset systems, headset accessories and services, specialty telephones, and other products for customers with special communications needs. Our headset products incorporate unique features that we believe offer compelling performance advantages:

SOUND QUALITY. In designing our products, we conduct headset sound quality (e.g. preference and intelligibility) research on many telephone systems in both listening (receiving) and speaking (transmission) modes. We believe that we have achieved one of the industry’s best signal-to-noise ratios, creating noise-canceling designs to substantially reduce background sounds in unusually loud environments. Some of our latest product offerings further improve audio quality through the use of our proprietary WindSmarttm technology, enhancing intelligibility by allowing users to understand conversations even in noisy locations.

COMFORT. We believe our focus on ergonomics is critical to our success. We maintain what we believe is the industry’s most extensive database for the design of headsets. Our database includes measurements from over 1,000 physical molds taken of different ear types. The measurements are
4  - Plantronics

part i

digitized and stored in a CAD/ CAM database along with critical head contour measurements. In addition, we have researched optimal weight distribution on the ear.

RELIABILITY. We have over forty years of experience understanding headset reliability and durability and have incorporated this knowledge into our product designs. We believe this expertise produces more reliable products that generally last longer than the comparable competitive products.

STYLE. Style and design are becoming increasingly important in our markets as headset adoption goes mainstream.* Our headsets come in a wide variety of wearing styles and designs. We believe that Plantronics has a richer mix of selections and a greater variety of headsets than any other vendor to meet the unique requirements and preferences of our customer base.*

COMPATIBILITY. Our broad line of headsets is compatible with telephony systems throughout the world. Historically, telephony systems have been developed on a proprietary basis and, thus, can differ substantially from one another. We have developed such compatibility over our forty plus years, and we design and test new products to achieve broad compatibility with the vast array of telephony systems in use today. In newer product areas, such as Bluetooth® based headsets for use with cellular phones, we offer optimized compatibility. Overall, we believe our Bluetooth headsets provide better ease of pairing with other Bluetooth enabled devices, a highly reliable wireless link, more efficient power consumption, and overall better telephony compatibility.*
In addition to our complete line of headsets, headset systems, headset telephones and amplifiers, we provide headset accessories, which include replacement voice tubes, ear cushions, ear tips, and wind-noise suppressors. These replacement parts allow end users to revitalize their headset to maintain maximum performance and comfort. We also sell a full line of accessory products, including handset lifters and in-use indicators, which allow our customers increased mobility and ease of use.
Headsets
Our headsets are sold through various distribution channels and are used for multiple applications, such as telephony, mobile, gaming, computer audio, VoIP and entertainment.
Telephony Applications
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
Mobile, Entertainment and Computer Audio Applications
Most cell phones come with a dedicated standard 2.5mm headset port and are increasingly becoming Bluetooth enabled, permitting the headset to be plugged directly into the cell phone or wirelessly connected through use of a Bluetooth headset. On those mobile devices that do not have a standard headset port, we generally have special versions that fit directly into a non-standard headset port.
Headsets for computers and gaming generally do not require a separate adapter, and our headsets are designed to plug directly into either the computer’s analog sound card or in the USB port of the computer. For VoIP applications, we have developed a range of products from basic headsets that plug
AR 2005 -  5

directly into the USB port of the computer, to higher end headsets which include additional software productivity tools.
Primary Headset Product Summaries
H-Series Professional Grade Headsets and Adaptors

H-Series Tops

These headsets are sold primarily to our office and contact center customers. They offer enhanced receive-side audio quality, flexible boom, monaural or binaural versions, Quick Disconnect features, voice tube or noise-canceling microphones, compatibility with Plantronics amplifiers and USB-to-headset adapters and are designed to provide greater headset flexibility. Our primary products include the Supra family and the Encore.

Adaptors

Adaptors primarily consist of our M12 Vista Universal Amplifier, which connects our headsets to modular single or multi-line phones and offer ergonomically designed volume, headset/handset, and mute controls.
Wireless Office

We have a number of products that address the need for mobility, particularly in the office. Our primary products for wireless office applications are:

CS50 and CS60

The CS50 (domestic) and CS60 (international DECT-based) wireless office headset systems are primarily sold to office professionals. These headsets provide mobility and hands-free communications over the phone. The CS50 and CS60 have eight hours of talk time and wireless roaming ranges of up to 300 feet. These wireless office headset systems also have an optional HL10 Lifter, which allows individuals to take or end a call at the press of a button.

In addition to the CS50 and CS60, we sell the following products: the CS10, CT10/12, CA10 and the LKA10.
Headsets for Cell Phones

M-Series Wireless Headsets

The M-series lightweight wireless headsets are primarily sold to mobile professionals and consist mainly of our Bluetooth enabled headsets. The Bluetooth family of products includes the M2500, the M3000 and the M3500. They offer 3 to 5 hours of talk time and combine the benefits of Bluetooth wireless mobility with ergonomic designs.

MX Series Corded Headsets

The MX series of corded headsets come in multiple styles, sizes, and features. They are typically offered as part of bundled promotions with various wireless carriers. The MX series of headsets includes the MX100, MX150, MX300 and the MX500.
6  - Plantronics

part i
Entertainment and Computer Audio

.Audio

Our computer audio products primarily consist of the .Audiotm line of products. These headsets are used for gaming, music listening, voice recognition, VoIP and other PC-compatible related applications.

Halo® 2

The Halo 2 headset product is for the X-box® gaming console, which allows users to communicate with each other while playing on-line interactive games including voice commands.
Other Related Headset Products
In addition to headsets, we provide other related products such as lifters and spare parts for our headsets.
Other Specialty Products
Our other specialty product offerings include the Clarity Power telephone with accessories, an extra loud ringer, an extra large lighted keypad, volume control circuitry, telephones with advanced sound processing, text telephones (“TTY’s”), notification systems, emergency response systems and other products for the hearing impaired, deaf and others with special needs. Clarity’s products have been selected by a number of state programs that provide equipment to those in need, including two of the nation’s largest state programs.
Plantronics’ Special Products group manufactures custom headsets and other equipment for special applications that are not served by our standard headset product lines. From our first products used in the early days of the space program, Plantronics’ Special Products offering has grown to include over 800 different headset models. Customers such as NASA, commercial and private aviators, the Federal Government, and 911 dispatch centers rely on Plantronics’ headsets for their unique communications needs, which may include custom headset configurations for specific applications.
Plantronics Service and Repair
We support our product offerings with a technical assistance center to answer questions from our customers. Our worldwide service center provides a quick response to warranty support, which is provided for at no additional cost and out-of-warranty service needs, which are provided at an additional cost to our end users. Customers can contact us for their support needs in a variety of ways, including:

•	Toll-free 800 support with multiple-language capabilities;

•	Web-based FAQ database;

•	Web-based question submission;

•	Live online chat; and

•	Instant call-back support.
In addition, we offer online user’s manuals, installation guides, warranty information, and our Quick Web and Quick Fax services.
COMPETITION
The market for our products is highly competitive. We compete in several different markets, specifically the office (which includes the SOHO market) and contact center, mobile, entertainment, computer audio, and other specialty markets. There are a number of different competitors in each of these market niches. Additionally, we believe that telephony and entertainment applications are converging in similar devices, and to that end, we expect that there may be additional competitors that have not historically been our direct competitors. We believe the principal competitive factors in each market are product
AR 2005 -  7

features, price, comfort and fit, product reliability, customer service and support, reputation, distribution, ability to meet delivery schedules, warranty terms and product life.
One of our primary competitors is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. GN Netcom has acquired nine companies since 1996 and competes with us in the office, contact center and mobile markets. GN Netcom is now offering products for the PC market as well. In addition, Motorola and Logitech are significant competitors in the consumer headset market. Internationally, Sennheiser Communications is a competitor in the computer as well as the office and contact center markets.
The office market, including both traditional, SOHO, and residential markets, involves the sale of headsets for connection to single-line or office telephone systems, wireless and cordless telephones and computers. There is indirect competition from speakerphones. Competitors in the contact center user market also sell headsets for use in the office market. We face different competitors depending on the channel of distribution and the geographic location. We anticipate that we may face additional indirect competition in this market from technological advances such as wireless communications.* Although we have historically competed very successfully in the contact center market, there can be no assurance that we will be able to retain our leadership position in that market.
Competitors in the mobile market generally come from outside the contact center market. They include the cell phone manufacturers, who typically outsource phone accessories like headsets, and companies that focus primarily on the mobile and/or cordless phone accessories markets. There is indirect competition from hands-free car kits that allow users the ability to drive with both hands on the wheel. Important factors on which we compete in the mobile market include product styling, competitive pricing, product reliability, product features, sound quality, comfort and fit, ability to meet delivery schedules, customer service and support, reputation, distribution, warranty terms, and product life.
In the computer market, we compete for business in both the retail channel and through OEMs. We face competition principally from established computer peripheral vendors. These vendors have established relationships with their distribution channels, enabling them to gain broad and deep global distribution. There is indirect competition from stand-alone microphones and loudspeakers for use with computers. Competition through the retail channel is based upon differentiated retail packaging, price, superior microphone and speaker performance and headset style and color. Competition for OEM business is based upon meeting their unique requirements within their timeframes, unique styling, price targets, and consistent quality with low defect rates.
The residential market involves the sale of headsets, telephones and other specialty products for use by the hearing impaired and other customers with special communications needs, and single and multi-line corded and cordless headset telephone solutions. This market is principally served by the retail channel and through certain OEMs. Our competition in the residential market comes principally from competitors in the mobile and computer markets and, in the case of our Clarity telephones for the hearing impaired, from certain niche market manufacturers of similar products.
As we develop new generations of products and enter new markets, including the developing business and home-office user markets, we anticipate facing additional competition from companies that currently do not offer communications headsets.* Such companies may be larger, offer broader product lines, and have substantially greater financial resources. Such competition could adversely affect our pricing and gross margins. We believe that our experience in design and manufacture of comfortable and well-fitting headsets and the excellent acoustics of our products will assist us in our efforts to sell headset products in the face of this new competition; however, there is no assurance that we will be able to compete successfully.*
8  - Plantronics

part i
We believe that the following key factors enable us to maintain our position as a leading supplier of lightweight communications headsets:

•	high quality reputation;

•	large, diverse distribution networks;

•	brand name recognition, particularly in the business to business markets;

•	strong customer service;

•	diverse product offerings;

•	high level of R&D spending

•	ability to design safe and reliable products; and

•	our understanding of telephone systems.
Although we believe we compete successfully with respect to these factors, if we do not compete successfully, it could adversely affect our business, financial condition and results of operations.
PRODUCT DEVELOPMENT
Since our introduction of the original lightweight headset in 1962, enhancing communications has been the primary focus of our development efforts. As we have expanded globally, we have increased the scope of these efforts to support international product needs. We believe that we have successfully developed innovative products that better enable us to address changing customer demands, emerging market trends, and have created an operational model to bring the right products to market at the right time.
In the past fiscal year, we have delivered new technologies and products to address market trends that include wireless and entertainment headsets, as well as professional grade headsets for core applications in the contact center. Over the course of the year, the following ongoing new products were announced:

SupraPlus®

In late fiscal 2004, we announced the SupraPlus® headset which began shipping in fiscal 2005. The SupraPlus® telephone headset family continues the tradition of durable, lightweight headsets for telephone professionals in the contact center. Building on the strength of the original Supra headset, the new design and improved sound quality of SupraPlus® enhances headset style and performance for the contact center and office professional. The Supra product line has been one of our key revenue generators, and the SupraPlus® continues that trend. Our expectation is that this headset will remain a significant revenue contributor.*

M2500

In early fiscal 2005, we began shipping the M2500 Bluetooth headset, which is the entry-level model in our Bluetooth line, targeting the broad-based mobile consumer market. The M2500 focuses on features such as style, comfort and stability at a competitive price.

MX300

In mid fiscal 2005, we announced the MX300 headset, which includes a new retractable cord and patent-pending wind noise reduction technology. The product builds on Plantronics Flex Grip® design to provide comfortable, stable yet discreet fit, targeted for active mobile phone users. The MX300’s unique RetractProtm automatic cord winder eliminates tangled cords and increases mobility by allowing users to extend the cord when the headset is needed, or retract it at the touch of a button. Users can also answer or end calls by pressing a button located on the compact cord winder. The MX300 incorporates Plantronics’ patent-pending WindSmarttm technology and delivers superior sound quality in windy environments.
AR 2005 -  9

CS50 USB and CS60 USB

In mid fiscal 2005, we announced the CS50-USB, a variant of the CS50 office headset system. The CS50-USB is a wireless headset system designed for VoIP applications. Our offerings for the office still include the CS50 (North America) and CS60 (international) wireless office headset systems that allow office professionals the ability to stay in touch with the phone in their office as they move around their workplace. The CS50 and CS60 have a range of up to 300 feet, a stylish design, and with the optional HL10 lifter, allow users the ability to answer and end calls when they are away from their desks. This provides not only extended mobility for office professionals but also allows them to answer a call before it goes into voice mail, enhancing productivity.

Plantronics VoyagerTM 510 and 510S

In late fiscal 2005, we announced a new multipoint Bluetooth headset system, the Plantronics Voyager 510S, which simplifies communication with one wireless headset. This headset allows the user to seamlessly switch between office phones and voice-enabled Bluetooth mobile phones, laptops and PDAs. The Voyager 510S won the “Best of Innovations” award at the Consumer Electronics Show in January 2005. The Voyager 510 is our most comfortable Bluetooth headset and will be available as a stand alone model or as part of the Voyager 510S office system in fiscal 2006.

Plantronics DiscoveryTM G40

In late fiscal 2005, we announced the Plantronics Discovery G40, which is a discreet, premium Bluetooth headset that features a unique stylish design with an innovative charging system. It weighs less than 9 grams which is about the weight of two nickels. The Discovery G40 is designed with finishes aimed at the style-conscious Bluetooth user. The Discovery G40 includes an innovative AAA battery charger that continuously recharges the headset when not in use for 25 hours of talk time. In addition to its own charger, the Discovery G40 also comes with four very small adapters that connect to the chargers for most standard Bluetooth phones so that only one charger is needed on the road. The Discovery G40 has a convenient pen clip carrier that vibrates with incoming calls and can be worn on a shirt or suit-coat pocket. The headset features three different-sized, soft-gel ear tips for a personalized fit. The Discovery G40 will be available in fiscal 2006.

Plantronics ExplorerTM 320

In late fiscal 2005, we announced the Plantronics Explorer 320, which is an easy-to-use Bluetooth headset that delivers convenience and comfort for the entry-level Bluetooth cell phone user. An affordable headset for new purchasers of Bluetooth cell phones and devices, the Explorer 320 features 9 hours of talk time and an intuitive, easy-to-use control to answer/end calls and adjust volume. The Explorer 320 will be available in fiscal 2006.

MX100-s

In late fiscal 2005, we announced the MX100-s, which is a dual-purpose headset/stereo headphone device that can be connected simultaneously to an Apple® iPod® and a mobile phone, allowing consumers to answer a phone call while listening to their iPod. The MX100-s has twin connectors; one plugs into the iPod and the other into a mobile phone. One cord then links to a single headset/headphone with stereo earbuds. To switch between music and phone, customers flip a switch on the headset cord. One volume control also works for both devices. The MX100-s earbuds have Plantronics’ unique Flex Grip® design for ease of use and comfort. In addition to providing high-end sound quality for music, the MX100-s uses Plantronics’ AcuSpeak® microphone technology to deliver clear conversations over the phone. The MX100-s works with the Apple iPod, other
10  - Plantronics

part i

MP3 players and most headset-ready mobile phones, including models from Motorola, LG, Audiovox and Kyocera.

MX500

In late fiscal 2005, we announced the new MX500 mobile headset, which features the patent-pending WindSmarttm technology for clear conversations in noisy environments and an under-the-ear design for comfort and stability.
We also have a number of new product and core technology development programs underway to further broaden our product line. One benefit to our focus on technology has been a number of key patent disclosures and filings by us over the past year. In addition, we have accelerated our time to market on a number of products through faster and more flexible product development processes that incorporate intelligent re-use of platform and product architecture hardware as well as software. These process improvements take advantage of economies of scale resulting from platform re-use.
During fiscal 2003, 2004 and 2005, we spent approximately $33.9, $35.5 and $45.2 million in research development and engineering activities, respectively. We conduct most of our research and development with an in-house staff making limited use of contractors. Key locations for our research and development staff are the United States, the United Kingdom and Mexico. We are developing a new design center which will be co-located with our manufacturing facility in China. Additionally, we have made key hires to expand our expertise in the area of style and design.
Our product development efforts are directed both toward enhancing our existing products and developing new products that capitalize on our core technology and expand our product offerings to new user markets. The success of new product introductions is dependent on a number of factors, including appropriate new product selection, timely completion and introduction of new product designs, cost-effective manufacturing of such products, quality of new products, the acceptance of new technologies such as Bluetooth, and general market acceptance of new products. To remain successful in the future, we must be able to develop new products, qualify these products with our customers, successfully introduce these products to the market on a timely basis and commence and sustain volume production to meet customer demands. Although we have attempted to determine the specific needs of the telephony, mobile, computer, residential and home-office user markets, there can be no assurance that the market niches that we have identified will, in fact, materialize or that our existing and future products designed for these markets will gain substantial market acceptance. Further, assuming the markets develop and our products meet customer needs, there is no assurance that such new products can be manufactured cost effectively and in sufficient volumes to meet the potential demand.
The technology of telephone headsets has traditionally evolved slowly. Historically, our product life cycles have been relatively long. The next generation usually includes stylistic changes and quality improvements, but such trends are based on similar technology. Our newer emerging technology products, particularly in the mobile and computer markets, are exhibiting shorter life cycles more in line with the consumer electronics market and are consequently more sensitive to market trends and fashion. We believe that future changes in technology will come at a faster pace.* Our future success will be dependent, in part, on our ability to develop products that utilize new technologies, and to adapt to changing market trends quickly.* In addition, to avoid product obsolescence, we will continue to monitor technological changes in telephony, as well as users’ demands for new technologies. Failure to keep pace with future technological changes could adversely affect our revenues and operating results.
SALES AND DISTRIBUTION
A broad and diverse group of worldwide customers purchase our headsets and we have a well-established, multi-level world-wide distribution network to support their needs. We primarily ship products for
AR 2005 -  11

customers in the U.S. and Asian Pacific and Latin American (“APLA”) regions from our manufacturing facility in Mexico. For all other customers, our products are shipped from our Netherlands distribution center. Our principal customers are distributors, retailers, carriers, and OEMs, as well as telephone operating companies and government agencies.
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
The retail channel is our second largest channel and consists of office supply and consumer electronics retailers; consumer products and office supply distributors; catalog and mail order companies; mass merchants; and wireless carrier stores. Retailers primarily sell headsets to corporate customers, small businesses, and to individuals who use them for a variety of purposes, both personal and professional. The retail channel also maintains a substantial inventory of Plantronics’ products.
Telephony OEMs and manufacturers of automatic call distributor systems (“ACDs”) and other telecommunications and computer equipment also utilize Plantronics headsets. Contact center equipment OEMs do not typically manufacture their own peripheral products and, therefore, distribute our headsets under their own private label, or as a Plantronics-branded product.
“Mobile” OEMs include both manufacturers of cell phones and wireless carriers. Wireless carriers do not manufacture headsets, but distribute our headsets as a Plantronics-branded product or under their own private label. Mobile OEMs, on the other hand, generally require their own design and will sell products under their private label.
Computer OEMs include both manufacturers of computer hardware (including personal computers and specialized components and accessories for personal computers) and software. Most computer OEM’s do not manufacture headsets, but look for manufacturers such as Plantronics to supply headsets that can be used with their products.
The telephony service provider channel is comprised of telephone service providers that purchase headsets from us for use by their own agents. Certain service providers also resell headsets to their customers.
We also make direct sales to certain government agencies, including NASA and the FAA. In addition, certain distributors are authorized resellers under a General Services Administration (“GSA”) schedule price list and sell our products to government customers pursuant to that agreement.
We maintain a direct sales force worldwide to provide ongoing customer support and service globally. We also retain commissioned manufacturers’ representatives to assist in selling through the retail channel.
Our products may also be purchased from our website at www.plantronics.com.
BACKLOG
Our backlog of unfilled orders was $17.1 million on March 31, 2005 compared to $26.8 million at the end of fiscal 2004. We include in backlog all purchase orders scheduled for delivery over the next 12 months. As part of our commitment to customer service, our goal has been to ship products to meet the customers’ requested shipment dates. We have a “book and ship” business model whereby we fulfill the majority of our orders within 48 hours of our receipt of the order. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of our “book and ship” model, as well as the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.
12  - Plantronics

part i
MANUFACTURING AND SOURCES OF MATERIALS
Our manufacturing operations consist primarily of assembly and testing, the majority of which is performed at our facility in Mexico. We have substantially smaller assembly operations in California and the United Kingdom. We outsource the manufacturing of a limited number of products to third parties, typically in China and other Asian countries.
We purchase the components for our headset products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, from suppliers in Asia, Mexico, the United States, and Europe. The majority of our components and subassemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a certain number of sole-source suppliers. Due to our dependence on single suppliers for certain chip sets, we could experience delays in development and/or the ability to meet our customer demand for new products. To alleviate our dependence on outsourced single suppliers, shorten our supply chain, and to reduce delays, we are currently constructing a new facility in China to increase our manufacturing and design capabilities in China. We expect to spend approximately $15 million in fiscal 2006 to complete a plant and development center, with the total project currently expected to cost approximately $20 million.*
We procure materials to meet forecasted customer requirements. Special products and large orders are quoted for delivery after receipt of orders at specific lead times. We maintain minimum levels of finished goods based on market demand in addition to inventories of raw materials, work in process, and sub-assemblies and components. We reserve for inventory items determined to be either excess or obsolete.
ENVIRONMENTAL MATTERS
We are actively working to gain an understanding of the complete requirements concerning the removal of certain potential environmentally sensitive materials from our products to comply with the European Union Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment (“ROHS”) and on Waste Electrical and Electronic Equipment (“WEEE”). Some of our customers are requesting that we implement these new compliance standards sooner than the legislation would require. While we believe that we will have the resources and ability to fully meet our customers’ requests, and spirit of the ROHS and WEEE directives, if unusual occurrences arise or if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to meet the aggressive schedule set by our customers or comply with the legislation as passed by the EU member states. If that were to happen, a material negative effect on our financial results may occur.
We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. We believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations. We have included in our financial statements a reserve of $1.5 million for possible environmental remediation related to one of our discontinued businesses. While no claims have been asserted against us in connection with this matter, there can be no assurance that such claims will not be asserted in the future or that any resulting liability will not exceed the amount of the reserve. It is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create environmental liability with respect to our other facilities, operations, or products.
INTELLECTUAL PROPERTY
We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate. As of April 30, 2005, we had 99 United States patents in force, expiring from 2005 to 2022. Some of these patents are also issued in certain foreign countries.
AR 2005 -  13

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
We own registered trademarks with respect to the Plantronics and Clarity names as well as the names of many of our products and product features. We currently have United States and foreign trademark applications pending in connection with certain new products and product features. We have such trademark registrations in place on some or all of those marks in the United States and a number of countries throughout the world. We claim common law trademark rights in many of our products and/or product features. We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants. We may seek copyright protection where we believe it is applicable. We own a number of domain name registrations and intend to seek more. There can be no assurance that our existing or future copyright registrations, trademarks, trade secrets or domain names will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us.
EMPLOYEES
On April 30, 2005, we employed approximately 3,900 people worldwide, including 3,200 in our manufacturing facility in Tijuana, Mexico. To our knowledge, no employees are currently covered by collective bargaining agreements or are members of any labor organization. We have not experienced any work stoppages and believe that our employee relations are good. Set forth below is certain information regarding the executive officers of Plantronics and their ages as of April 30, 2005.

Name	Age	Position

Ken Kannappan	45	President and Chief Executive Officer
Don Houston	51	Senior Vice President, Sales
Barbara Scherer	49	Senior Vice President, Finance & Administration and Chief Financial Officer
Joyce Shimizu	50	Vice President, General Manager of SOHO and Residential Business Group
Carsten Trads	50	President, Clarity Equipment
Mark Breier	45	Senior Vice President, Chief Marketing Officer
Philip Vanhoutte	50	Vice President, EMEA
Terry Walters	56	Vice President, Operations
Mr. Kannappan joined Plantronics in February 1995 as Vice President— Sales, responsible for OEM Sales and the Asia Pacific/ Latin America markets for Plantronics, Inc. He was promoted to Vice President— Sales, responsible for the United States, Asian and Latin American markets in September 1995. He was promoted to Managing Director of our Plantronics Limited subsidiary in the United Kingdom in March 1996. In March 1997, Mr. Kannappan returned from the United Kingdom and was promoted to Senior Vice President responsible for Plantronics’ Worldwide Operations, our Mobile and Walker Equipment businesses and Plantronics Limited. In March 1998, Mr. Kannappan was promoted
14  - Plantronics

part i
to President and Chief Operating Officer. In January 1999, he was promoted to Chief Executive Officer and appointed to the Board of Directors. Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated, where he was employed from August 1985 through January 1995. Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and an M.B.A. from Stanford University. Mr. Kannappan is also a Director of Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry. Mr. Kannappan is also the Chairman and a Director of Integrated Device Technology, Inc., a manufacturer of communications integrated circuits.
Mr. Houston joined Plantronics in November 1996 as Vice President of Sales and was promoted to Senior Vice President— Sales in March 1998. From February 1995 through November 1996, Mr. Houston served as Vice President— Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer and marketer of multimedia projection products. From 1985 until January 1995, Mr. Houston held a number of positions at Calcomp, Inc., which is engaged in the business of manufacturing computer peripherals for the CAD and graphic market, including Regional Sales Manager and Vice President of Sales, Service and Marketing. Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation. Mr. Houston graduated from the University of Arizona with a Bachelor of Science degree in Business/ Marketing.
Ms. Scherer joined Plantronics in March 1997, and in April 1997 was named Vice President— Finance & Administration and Chief Financial Officer. In March 1998, Ms. Scherer was promoted to Senior Vice President— Finance & Administration and Chief Financial Officer. Prior to joining us, Ms. Scherer held various executive management positions in the data storage industry at Micropolis Corporation and StreamLogic Corporation spanning a nine year period. She also worked in strategic planning with the Boston Consulting Group from 1985-1987. For two years prior to that, she was a member of the corporate finance staff at ARCO. Ms. Scherer has a Bachelor’s degree from the University of California, Santa Barbara and received an M.B.A. from the Yale School of Organization and Management. Ms. Scherer is also a Director of Keithley Instruments Inc, a supplier of measurement and testing devices.
Ms. Shimizu joined Plantronics in July 1983, and in the fall of 2005 was named Vice President, General Manager of SOHO and Residential Business Group. Prior to this, she was our Vice President, Strategic Portfolio and Product Management since fall of 2003. She also previously served as our President of the Mobile Communications Division. From 1995 to 1999, Ms. Shimizu was the Senior Marketing Director for the Computer and Mobile Systems Division, the predecessor to the Mobile Communications Division. Ms. Shimizu was named to that position in 1995. Prior to that, Ms. Shimizu held various positions in our marketing and sales organizations. Ms. Shimizu received an M.B.A. from the Monterey Institute of International Studies and a Bachelor’s degree in Japanese from the University of California, Los Angeles.
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
AR 2005 -  15

Mr. Breier joined Plantronics in June 2004 as Chief Marketing Officer. Prior to joining us, Mr. Breier was Managing Partner at Fast Angels Ventures, providing seed funding to technology start-ups. From March 1998 to February 2000, Mr. Breier was President/ CEO of Beyond.com. From January 1997 through March 1998, Mr. Breier was the VP of Marketing at Amazon.com. From March 1994 through December 1996, Mr. Breier worked as VP of Marketing for Cinnabon. From October 1988 through March 1994, Mr. Breier was the Group Brand Manager at Dreyer’s Grand Ice Cream and from April 1986 through October 1988 he held various brand management positions at Kraft Foods. Mr. Breier is also currently serving on the Board of Directors for several technology start-ups including MultiDigit, TruVideo and Ecmarkets. Additionally, Mr. Breier is also on the Chairman’s for the Council of Conservation International. Mr. Breier holds an M.B.A. from Stanford University, where he also received his Bachelors of Arts in Economics.
Mr. Vanhoutte joined Plantronics in September 2003 as Managing Director, EMEA. From October 2001 until September 2003 he served as Corporate Vice President Marketing at Sony Ericsson Mobile Communications. From October 2000 to October 2001 Mr. Vanhoutte served as Vice President, Strategic Market Development at Ericsson’s Personal Communications Division. From December 1998 until September 2000, he served as Senior Vice President of Products, Marketing and Sales at MCI WorldCom’s International Division in London. From November 1994 until December 1998 Mr. Vanhoutte held various marketing and general management positions at Dell Computer Corporation including, as General Manager for the Business Systems Division in the United States, as Managing Director for Dell Direct in the United Kingdom and Ireland and as Vice President Products, Marketing & Services for EMEA. Beginning in June, 1991 he worked for Nokia Data as Vice President Marketing which was merged into Fujitsu-ICL’s Personal Systems and Client-Server Division where he continued as Vice President of Marketing until November 1994. From 1985 until May 1991 Mr. Vanhoutte worked in various European marketing and division manager roles with Wang Laboratories. He started his career at Arthur Andersen’s Benelux Information Consulting Division in 1977 where he specialized in structured programming and office automation. Mr. Vanhoutte studied Applied Economics and Engineering at the University of Leuven, Belgium.
Mr. Walters has been the Vice President— Operations since April 2000 and is responsible for the worldwide operations of Plantronics. Mr. Walters joined Plantronics in September 1997 as Vice President New Product Introduction and directed development of Plantronics e-commerce business. Prior to joining Plantronics, Mr. Walters spent twenty-four years at various Silicon Valley firms developing and manufacturing computer systems. Mr. Walters holds both a Bachelor of Science degree and a Masters degree in Industrial Operations from Bradley University.
Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of Plantronics.
16  - Plantronics

part i
Item 2. Properties
Our principal executive offices are located in Santa Cruz, California. Our facilities are located throughout the Americas, Europe, and Asia/ Pacific. The table below lists the major facilities owned or leased as of April 2, 2005.

Location	Square Footage	Lease/Own	Primary Use

Chattanooga, Tennessee	16,650	Lease	Administrative, Light Assembly

Hoofddorp, Netherlands	13,928	Lease	Administrative

Santa Cruz, California	79,253	Own	Light Assembly, Sales and Marketing, Engineering, Administration

Santa Cruz, California	44,143	Own	Light Assembly, Sales, Engineering, Administration

Santa Cruz, California	39,892	Own	Light Assembly, Sales, Engineering, Administration

Santa Cruz, California	18,165	Lease	Light Assembly, Sales, Engineering, Administration

Santa Cruz, California	7,528	Lease	Training, Administration

Suzhou, P.R.China	43,443	Lease	Engineering, Assembly, Administration

Suzhou, P.R.China	660,049	Land use rights	Future Assembly, Engineering, Administration and Design Center

Tijuana, Mexico	95,980	Lease	Engineering, Assembly

Tijuana, Mexico	61,785	Lease	Engineering, Assembly

Tijuana, Mexico	56,065	Lease	Engineering, Assembly

Tijuana, Mexico	14,286	Lease	Warehouse

Tijuana, Mexico	53,732	Lease	Engineering, Assembly, Design Center

Wootton Basset, UK	21,824	Own	Light Assembly, Sales, Engineering, Administration

Wootton Basset, UK	15,970	Own	Light Assembly, Sales, Engineering, Administration

Wootton Basset, UK	5,445	Lease	Sales and Marketing

Wootton Basset, UK	5,445	Lease	Training, Administration

We believe that our existing properties are suitable and generally adequate for our current business, but anticipate that we will likely require additional space in Santa Cruz over the next several years.
AR 2005 -  17

Item 3. Legal Proceedings
We are presently engaged in various legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results.* However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
None
18  - Plantronics

part ii
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
Our Common Stock is publicly traded on the New York Stock Exchange. The following table sets forth the low and high sales prices for each period indicated.

	Low	High

Fiscal 2004
First Quarter	$14.58	$22.69
Second Quarter	21.37	27.49
Third Quarter	23.91	33.15
Fourth Quarter	32.54	44.15
Fiscal 2005
First Quarter	$31.25	$42.84
Second Quarter	34.78	45.06
Third Quarter	39.87	47.93
Fourth Quarter	34.75	42.20
Cash Dividends
We paid cash dividends of $0.15 per share totaling $7.3 million during fiscal 2005, and paid no cash dividends during fiscal 2004. We have a credit agreement with a major bank containing covenants, which limit our ability to pay cash dividends on shares of our common stock except under certain conditions. We believe that we will continue in the near future to meet the conditions that make the payment of cash dividends permissible pursuant to the credit agreement. We also expect that we will continue to pay comparable cash dividends in the future. The following table presents the quarterly dividend payments during 2005.

Dividends
(in thousands)

Fiscal 2005
First Quarter	$—
Second Quarter	2,398
Third Quarter	2,427
Fourth Quarter	2,457

$7,282

AR 2005 -  19

Share Repurchase Programs
The following presents the shares repurchased during fiscal 2005.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs

February 1, 2005 to February 28, 2005	303,600	$36.08	303,600	839,000
March 2, 2005 to April 2, 2005	466,500	$37.54	466,500	372,500

Total	770,100	$36.96	770,100

We completed the above program during the first half of April. Subsequently the Board of Directors authorized an additional 1 million-share repurchase program in early fiscal 2006. See Note 5 of our Notes to Consolidated Financial Statements for more information regarding our stock repurchase programs.
Certain Equity Compensation Plan Information included in Item 12 of Part III hereof is hereby incorporated into this Item 5 of Part II.
As of April 30, 2005, there were approximately 95 holders of record of our Common Stock.
20  - Plantronics

part ii
Item 6. Selected Financial Data
SELECTED FINANCIAL DATA
The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

Fiscal Year Ended March 31, in thousands, except income per share	2001	2002	2003	2004	2005

STATEMENT OF OPERATIONS DATA:
Net revenues	$390,748	$311,181	$337,508	$416,965	$559,995
Net income	$73,550	$36,248	$41,476	$62,279	$97,520	*
Basic net income per Common share	$1.49	$0.77	$0.92	$1.39	$2.02
Diluted net income per common share	$1.38	$0.74	$0.89	$1.31	$1.92
Cash dividends declared per common share	$—	$—	$—	$—	$0.15
Shares used in diluted per share calculations	53,263	49,238	46,584	47,492	50,821

	2001	2002	2003	2004	2005

BALANCE SHEET DATA:
Cash, cash equivalents, and marketable securities	$73,930	$60,310	$59,725	$180,616	$242,814
Total assets	227,877	201,058	205,209	368,252	487,929
Long-term liabilities	—	—	—	—	2,930
Total stockholders’ equity	$173,047	$141,993	$146,930	$299,303	$405,719

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
Quarter ended in thousands, except income per share	2003	2003	2003	2004

QUARTERLY DATA (UNAUDITED):
Net revenues	$92,786	$95,117	$107,622	$121,440
Gross profit	45,467	48,766	56,241	65,496
Net income	$11,341	$12,373	$17,619	$20,946
Basic net income per common share	$0.26	$0.28	$0.39	$0.45
Diluted net income per common share	$0.25	$0.27	$0.37	$0.42
Cash dividends declared per common share	$—	$—	$—	$—
AR 2005 -  21

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
Quarter ended in thousands, except income per share	2004	2004	2004	2005

QUARTERLY DATA (UNAUDITED):
Net revenues	$131,370	$130,220	$150,583	$147,822
Gross profit	69,667	69,501	75,433	73,857
Net income	$22,347	$24,675	$24,442	$26,056	*
Basic net income per common share	$0.47	$0.51	$0.50	$0.53
Diluted net income per common share	$0.44	$0.49	$0.48	$0.51
Cash dividends declared per common share	$—	$0.05	$0.05	$0.05

*	Subsequent to our earnings press release dated April 26, 2005, we have recorded approximately $2.7 million of additional income tax expense. As a result, we have adjusted our consolidated financial statements as previously reported within our April 26, 2005 press release. See note 6 of the fiscal 2005 consolidated financial statements for more information.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CERTAIN FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” and include, but are not necessarily limited to, all of the statements marked in this Annual Report on Form 10-K with an asterisk (“*”). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including but not limited to the following: the office, contact center, mobile, computer, residential, and other specialty product markets not developing as we expect, and a failure to respond adequately to either changes in technology or customer preferences. For a discussion of such factors, this Annual Report on Form 10-K should be read in conjunction with the “Risk Factors Affecting Future Operating Results,” included herein. The following discussions titled “Annual Results of Operations” and “Financial Condition” should be read in conjunction with those risk factors, the Consolidated Financial Statements and related notes included elsewhere herein.
OVERVIEW
We are a leading worldwide designer, manufacturer and marketer of lightweight communications headsets, telephone headset systems and accessories for the business and consumer markets. In addition, we manufacture and market specialty telecommunication products for the hearing-impaired and other related products for people with special communications needs.
We sell our broad range of communications products into more than 70 countries through a worldwide network of distributors, original equipment manufacturers (“OEM’s”), wireless carriers, retailers and telephony service providers. We have well-developed distribution channels in North America and Europe, where headset use is fairly widespread. Our distribution channels in other regions of the world are less mature and primarily serve the contact center markets in those regions.
Our revenues grew 34.3% during the fiscal year ended March 31, 2005, with growth in all of our major product groups. Compared with fiscal 2004, total revenues increased from $417.0 million to $560.0 million for fiscal 2005. This growth was primarily attributable to revenues from new products within the office, contact center, mobile and entertainment markets.
22  - Plantronics

part ii
Demand for headsets continues to increase both in our traditional markets such as the enterprise markets, as well as in the consumer market.* In each of these markets, the trend to wireless products contributed significantly to demand; a trend we expect to continue in fiscal 2006.* Wireless products represent both an opportunity for high growth as well as a challenge because of the lower margins we have experienced due to competitive pressures, particularly with Bluetooth mobile products.*
We believe that our fiscal 2006 sales of mobile, gaming and computer products will increase in absolute dollars, but, remain fairly flat as a percentage of revenue.* We also believe that wireless products will become a greater percentage of our overall revenues.*
During fiscal 2005, our gross profit margins decreased slightly. We increased our investments in research and development activities, marketing activities and incurred significant expense related to Section 404 Sarbanes Oxley compliance. However the overall increase in operating expenses was substantially less than the growth in revenues. Consequently, our operating margin increased from 20.3% to 22.6%.
Net income for the fiscal year ended March 31, 2005 was $97.5 million or 17.4% of revenues, compared to net income of $62.3 million or 14.9% of revenues in fiscal 2004. Diluted earnings per share for the fiscal year ended March 31, 2005 was $1.92, up approximately 47% from $1.31 per share in fiscal 2004.
To capitalize on the growth opportunities in the office, contact center, mobile and entertainment markets, and to meet the challenges associated with competitive pricing, market share, and consumer acceptance, we launched several key initiatives during fiscal 2005, which included:

•	Development of new products. We have developed a new family of Bluetooth products and will continue our efforts in this area during fiscal 2006. We expect the costs related to the development of new Bluetooth products to increase our research and development expenses in fiscal 2006.*

•	Creation of a leading industrial design team. This industrial design team will enhance the look of our products, where we believe that this will be a key factor in the decision to buy. Toward this end, we increased the size of our design team and made key hires to expand our expertise in this area. We expect that the increased costs of the design team will affect our research and development expenses in fiscal 2006.*

•	Bringing advanced technologies to market. There is an emerging trend in which the communications and entertainment spaces are converging in the wireless market.* We expect this trend to result in a demand for technologies that are simple and intuitive, utilize voice technology, control noise, and rely on miniaturization and power management. We intend to expand our own core technology group and partner with other innovative companies to develop new technologies.* We expect that the costs related to the expansion of our own core technology group will affect our research and development expenses in fiscal 2006.*

•	Building consumer product manufacturing infrastructure. The consumer products market is characterized by cost competitiveness resulting in a predominately China-based manufacturing infrastructure. In order to gain more flexibility in our supply chain, to better manage inventories and to reduce costs, we are building a manufacturing facility in Suzhou, China. We began construction on this facility in December 2004 and expect to begin operations there in Fiscal 2006.* Through March 31, 2005, we have spent approximately $5.6 million on plant construction, and, over the next twelve months, we plan to invest approximately $15 more to complete the development of the facility.*

•	Greater focus on branding and marketing. By expanding our marketing headcount, including hiring key positions and combining key products with an advertising program, we believe we will strengthen our brand position for the consumer markets and help category adoption. We intend to launch a national, integrated marketing campaign in fiscal 2006 focusing on wireless office
AR 2005 -  23

products. Therefore, we intend to increase our advertising spending in the U.S., and we expect the costs to affect our selling, general and administrative results in fiscal 2006.*
Looking forward, we are focused on the implementation of our key initiatives. If successful, we can capitalize on these high-growth, emerging markets with competitively priced products, which are attractive to the consumer.*
In addition, during fiscal 2005, we generated $93.6 million in operating cash flows, which significantly contributed to the increase in our liquidity and cash balances at March 31, 2005.
We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements.
ANNUAL RESULTS OF OPERATIONS
The following table sets forth items from the Consolidated Statements of Operations as a percentage of net sales:

Fiscal Year Ended March 31,	2004	2005

Net revenues	100.0%	100.0%
Cost of sales	48.2	48.5

Gross profit margin	51.8	51.5

Operating expenses:
Research, development and engineering	8.5	8.1
Selling, general and administrative	23.0	20.8

Total operating expenses	31.5	28.9

Operating income	20.3	22.6
Interest and other income, net	0.4	0.7

Income before income taxes	20.7	23.3
Income tax expense	5.8	5.9

Net income	14.9%	17.4%

24  - Plantronics

part ii
Net Revenues
Fiscal years 2005 and 2003 contained 52 weeks and fiscal year 2004 contained 53 weeks.

	Fiscal Year Ended				Fiscal Year Ended

$ in thousands	March 31,	March 31,			March 31,	March 31,
	2003	2004	Increase		2004	2005	Increase

Net revenues from unaffiliated customers:
Office and contact center	$244,358	$273,888	$29,530	12.1%	$273,888	$366,335	$92,447	33.8%
Mobile	50,088	92,330	42,242	84.3%	92,330	125,262	32,932	35.7%
Gaming and computer audio	18,494	23,701	5,207	28.2%	23,701	39,804	16,103	67.9%
Other specialty products	24,568	27,046	2,478	10.1%	27,046	28,594	1,548	5.7%

Total net revenues	$337,508	$416,965	$79,457	23.5%	$416,965	$559,995	$143,030	34.3%

United States	228,942	277,217	48,275	21.1%	277,217	375,530	98,313	35.5%
Europe, Middle East and Africa	76,501	102,926	26,425	34.5%	102,926	135,030	32,104	31.2%
Asia Pacific and Latin America	20,362	23,188	2,826	13.9%	23,188	33,152	9,964	43.0%
Canada	11,703	13,634	1,931	16.5%	13,634	16,283	2,649	19.4%

Total International	$108,566	$139,748	$31,182	28.7%	$139,748	$184,465	$44,717	32.0%

Total net revenues	$337,508	$416,965	$79,457	23.5%	$416,965	$559,995	$143,030	34.3%

In comparison to fiscal 2004, the increase in net sales for fiscal 2005 was geographically broad based and across all major product lines and sales channels. The increase was driven primarily by continued sales of our new product lines. We define “new products” as products which have been shipped to customers in volume for eight or less quarters. Both domestic and international sales were up, resulting, in part, from increased demand for headsets for mobile phones and wireless headsets for the office, as well as from the favorable effects of foreign exchange rates on international revenues. The increase in our office and contact center products was linked to continued success of our CS50, a wireless headset for 900MHz-based office phones; CS60, a wireless headset for DECT-based office phones and SupraPlus® headsets. The increase in sales for our gaming and computer products was primarily attributable to shipments of our Halo 2 headset for the Xbox® and revenues from headsets for VoIP applications. Mobile product sales saw strong growth with the MX150 and Bluetooth related products. The increases were primarily attributable to two factors; one, in the U.S. wireless carrier market, we participated in promotional bundles which were offered by wireless carriers; and two, increased demand for Bluetooth-enabled headsets, particularly in Europe where this technology has greater market acceptance than in the U. S. market. Sales from our specialty products, which are principally our Clarity products marketed for hearing impaired individuals, grew primarily from sales of new product models, wireless products and increased distribution through our retail channels.
Within our sales channels, our distributors successfully captured the growing demand for wireless office products, retailers increased revenues with computer products for gaming and VoIP applications, and the OEM channel achieved continued success with promotional bundles of mobile headsets with cellular handsets.
AR 2005 -  25

The wireless market continues to grow coupled with a trend toward the convergence of audio and entertainment. This results in a greater need to be able to communicate more freely and effectively. Our ability to innovate enables us to create compelling communication solutions and capture these opportunities.*
In comparison to fiscal 2003, sales for fiscal 2004 were stronger across all major product lines and were also driven by sales of new products. Both domestic and international revenues were up, resulting in part from increased demand due to hands-free legislation, increased demand for headsets for mobile phones and for wireless headsets for the office, the favorable effects of foreign exchange rates on international revenues, and the incremental sales from the additional 53rd week. Because our fiscal year always ends on the closest Saturday following March 31, our fiscal year periodically will have 53 weeks rather than 52 weeks. In fiscal 2004, we had a 53 week fiscal calendar. The incremental effect of the 53rd week contributed approximately $8.7 million or 2.1% of the increase year over year based on a linear calculation. Our headsets for mobile phones include both corded headsets sold to U.S. wireless carriers and Bluetooth based headsets sold primarily for use in Europe with yearly sales up 84.3% over the prior fiscal year. Our office and contact center products business grew 12.1% from the prior year, primarily driven by the continued ramp of our CS60 product in Europe. In the U.S., office and contact center product sales were favorably affected by the launch of our CS50 product. Computer audio product sales, which grew 28% compared to the prior year, were primarily due to expanded retail distribution channels.
Domestic sales for fiscal 2005 and fiscal 2004 as a percentage of total sales remained at approximately 67%, which compares to 68% for fiscal 2003. Domestic sales were up in fiscal 2005 in absolute dollars and across all major channels, primarily driven by demand for office and contact center products, demand for gaming products, and the demand for mobile products including wireless Bluetooth headsets. International revenues for fiscal 2005 were favorably affected by the continued strengthening of the European exchange rates against the U.S. dollar, sales of our CS60 product, and sales related to VoIP applications and Bluetooth.
In comparison to fiscal 2003, domestic sales in fiscal 2004 increased in all major U.S. channels, with the most significant increase in our OEM distribution channel. International sales in fiscal 2004 compared to fiscal 2003 increased, reflecting growth in each of the European, Asia Pacific/ Latin American and Canadian regions. Sales were favorably affected by the continued strengthening of the Euro and the Great British Pound against the U.S. dollar, new product introductions during the year, and sales from the extra week in fiscal 2004.
Revenues may vary due to the timing of the introduction of new products, seasonality, discounts and other incentives, and channel mix.* We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders, thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.
Gross Profit

	Fiscal Year Ended				Fiscal Year Ended

$ in thousands	March 31,	March 31,	Increase		March 31,	March 31,	Increase
	2003	2004	(Decrease)		2004	2005	(Decrease)

Net revenues	$337,508	$416,965	$79,457	23.5%	$416,965	$559,995	$143,030	34.3%
Cost of sales	168,565	200,995	32,430	19.2%	200,995	271,537	70,542	35.1%

Gross profit	$168,943	$215,970	$47,027	27.8%	$215,970	$288,458	$72,488	33.6%

Gross Profit Margin	50.1%	51.8%	1.7 ppt.		51.8%	51.5%	(0.3) ppt.
26  - Plantronics

part ii
In comparison to fiscal 2004, our fiscal 2005 gross profit margins decreased slightly, which was primarily due to a mix shift towards lower margin products, particularly our Bluetooth products within our mobile products and a greater contribution of wireless products within our office and contact center products. These were offset in part by continued component cost reductions, manufacturing efficiencies and favorable exchange rates net of hedging losses.
In comparison to fiscal 2003, fiscal 2004 gross profit margin strengthened as a result of improved manufacturing efficiencies on higher volumes, component cost reductions, and favorable foreign exchange rates. A weaker U.S. dollar compared to the Euro and Great British Pound favorably affected revenues and consequently gross profit, although hedging losses dampened this effect. Partially offsetting these favorable factors was a higher percentage of sales coming from lower margin mobile and wireless office products compared to the prior year.
Gross profit margin may vary depending on the product mix, customer mix, channel mix, amount of excess and obsolete inventory charges, changes in our warranty repair costs or return rates, and other factors.
Research, Development and Engineering

	Fiscal Year Ended					Fiscal Year Ended

$ in thousands	March 31,	March 31,	Increase			March 31,	March 31,	Increase
	2003	2004	(Decrease)			2004	2005	(Decrease)

Research, development and engineering	$33,877	$35,460	$1,583		4.7%	$35,460	$45,216	$9,756		27.5%
% of total revenues	10.0%	8.5%	(1.5)	ppt.		8.5%	8.1%	(0.4)	ppt.
In comparison to fiscal 2004, our fiscal 2005 research, development and engineering expenses, reflect, our substantial commitment to developing new products for all the markets we serve. The primary reasons for the increases were as follows:

•	Design and development of a new suite of Bluetooth products. These new Bluetooth products are our third generation of Bluetooth technology and include not only a new chip set but also a re-vamped style and design which is geared for the more fashion-conscious market.

•	Substantial increase in the industrial design headcount and related expenses. The industrial design team is focused on inventing new concepts to make our headsets more attractive and comfortable for end users.

•	Growth of the Plamex Design Center. We are in the process of adding headcount to our Plamex Design Center located at our Tijuana, Mexico, manufacturing facility. We are moving the project execution, build, and verification processes to be co-located with the teams, which are responsible for the manufacturing in order to improve execution, efficiency, and cost effectiveness.
We expect that our research and development expenses will increase substantially in fiscal year 2006 in the following areas:

•	Continued investment in the wireless office and wireless mobile markets, gaming products and the small office and home markets.

•	Establishing a new research and development center that will be co-located with our under-construction manufacturing facility in Suzhou, China.

•	Associated costs with new technologies acquired in connection with the recent acquisition of Octiv Inc.
AR 2005 -  27

In comparison to fiscal 2003, our fiscal 2004 research, development and engineering expenses increased due to continued support of new product introductions with particular emphasis on mobile and wireless headset development.
Selling, General and Administrative

	Fiscal Year Ended					Fiscal Year Ended

	March 31,	March 31,	Increase			March 31,	March 31,	Increase
$ in thousands	2003	2004	(Decrease)			2004	2005	(Decrease)

Selling, general and administrative	$80,605	$95,756	$15,151		18.8%	$95,756	$116,621	$20,865		21.8%
% of total revenues	23.9%	23.0%	(0.9)	ppt.		23.0%	20.8%	(2.2)	ppt.
In comparison to fiscal 2004, our fiscal 2005 selling, general and administrative expenses increased primarily for the following reasons:

•	an increase in global sales and marketing programs designed to generate demand for our wireless office, gaming, VoIP products, and other new products;

•	entrance into marketing programs to leverage hands-free regulatory laws, especially in the Japanese market, launch new products, and start a national brand awareness program;

•	costs related to work performed for our Sarbanes Oxley Section 404 compliance and attestation fees; and

•	an adverse impact from higher foreign exchange rates, particularly with the Great British Pound and the Euro against the dollar.
These expenses were partially offset by a one-time benefit of approximately $2.8 million from a favorable court ruling, which ended a lawsuit filed by one of our competitors during the quarter ended September 30, 2004.
In fiscal 2004, compared to fiscal 2003, selling, general and administrative expenses were higher, mainly driven by higher legal expenses, a larger provision for doubtful accounts, and the inclusion of a full year of expenses relating to Ameriphone.
Total Operating Expenses and Operating Income

	Fiscal Year Ended				Fiscal Year Ended

	March 31,	March 31,	Increase		March 31,	March 31,	Increase
$ in thousands	2003	2004	(Decrease)		2004	2005	(Decrease)

Operating Expenses	$114,482	$131,216	$16,734	14.6%	$131,216	$161,837	$30,621	23.3%
% of total revenues	33.9%	31.5%	(2.4)ppt.		31.5%	28.9%	(2.6)ppt.
Operating income	$54,461	$84,754	$30,293	55.6%	$84,754	$126,621	$41,867	49.4%
% of total revenues	16.1%	20.3%	4.2 ppt.		20.3%	22.6%	2.3 ppt.
In comparison to fiscal 2004, operating income for fiscal 2005 increased primarily from higher revenues and lower operating expenses as a percentage of revenues due to economies of scale, but was in part offset by lower margin products as a result of the change in our product mix. As a result, operating margin increased from 20.3% to 22.6%. We believe an operating margin goal of 20% or better is reasonable for fiscal 2006 and probably beyond.*
28  - Plantronics

part ii
In fiscal 2004, the increase in operating income over fiscal 2003 was primarily driven by higher net sales and improved gross margins due to economies of scale, offset in part by higher operating expenses and unfavorable product mix.
Interest and Other Income, Net

	Fiscal Year Ended					Fiscal Year Ended

$ in thousands	March 31,	March 31,	Increase			March 31,	March 31,	Increase
	2003	2004	(Decrease)			2004	2005	(Decrease)

Interest and other income, net	$2,299	$1,745	$(554)		(24.1)%	$1,745	$3,739	$1,994		114.3%
% of total revenues	0.7%	0.4%	(0.3)	ppt.		0.4%	0.7%	0.3	ppt.
In comparison to fiscal 2004, interest and other income, net for fiscal 2005, increased primarily from higher interest income as a result of higher cash and short-term investment balances and approximately $0.3 million in interest received from a one-time litigation settlement. This was offset in part by lower foreign currency transaction gains, net of the effect of hedging activity of $0.03 million compared to foreign currency transaction gains, net of the effect of hedging activity, for fiscal 2004 of $0.9 million.
In comparison to fiscal 2003, interest and other income, net for fiscal 2004 decreased due to unfavorable foreign exchange rates on both the Euro and Great British Pound, partially offset by an increase in interest income as a result of higher cash balances.
Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended

$ in thousands	March 31,	March 31,	Increase		March 31,	March 31,	Increase
	2003	2004	(Decrease)		2004	2005	(Decrease)

Income before income taxes	$56,760	$86,499	$29,739	52.4%	$86,499	$130,360	$43,861	50.7%
Income tax expense	15,284	24,220	8,936	58.5%	24,220	32,840	8,620	35.6%

Net income	41,476	62,279	20,803	50.2%	62,279	97,520	35,241	56.6%

Effective tax rate	26.9%	28.0%			28.0%	25.2%
On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as how to interpret numerous provisions of the Act. As of March 31, 2005, our management had not decided whether to, or to what extent, we might repatriate foreign earnings under the Act and accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings. Permanently reinvested foreign earnings were approximately $168.5 million at March 31, 2005. Management will prepare its analysis for the Board of Directors on this issue during fiscal 2006.
The effective tax rate for fiscal 2003, 2004 and 2005 was 26.9%, 28.0% and 25.2%, respectively. During fiscal 2003, 2004 and 2005, the successful completion of routine tax audits and the expiration of certain statutes of limitations resulted in favorable tax adjustments of $1.7 million, $2.7 million and $3.4 million, respectively. Partially offsetting the $3.4 million favorable tax adjustments in 2005 was a write-off of
AR 2005 -  29

$2.7 million relating to a tax asset that was recorded in connection with the leveraged buy-out that occurred in September of 1988. This tax asset arose in connection with the book versus tax basis difference on certain fixed assets. The tax asset should have been recorded as a component of income tax expense as the related fixed assets were depreciated, impaired or sold, which would have resulted in additional tax expense being recorded over no more than the seven years subsequent to the 1988 leveraged buy-out. Management and the Audit Committee evaluated this write-off and determined that it was immaterial to prior years’ reported results and to the current year’s results, so the adjustment was included in income tax expense in fiscal 2005. The net of the favorable tax adjustments of $3.4 million and the $2.7 write-off was a favorable $0.7 million adjustment to income tax expense in the fourth quarter of fiscal 2005. The combination of our international tax restructuring, the completion of a routine tax audit and the adjustment to write-off the tax asset resulted in an effective tax rate of approximately 16.2% for the fourth quarter of fiscal 2005.
Pre-tax earnings of our foreign subsidiaries were $21.9 million, $29.0 million and $44.2 million for fiscal years 2003, 2004 and 2005, respectively.
We are currently estimating a tax rate of approximately 27% for fiscal 2006.* We have significant operations in various tax jurisdictions. Currently, some of these operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our tax rate would be materially affected.
FINANCIAL CONDITION
The table below provides selected consolidated cash flow information, for the periods indicated:

	Fiscal Year Ended

$ in thousands	March 31,	March 31,	Increase
	2004	2005	(Decrease)

Cash provided by operating activities	$72,393	$93,604	21,211	29.3%
Cash used for capital expenditures	(16,883)	(27,723)	(10,840)	64.2%
Cash used for all other investing activities	(104,030)	(39,776)	64,254	(61.8)%

Cash used for investing activities	(120,913)	(67,499)	53,414	(44.2)%

Cash provided by (used for) financing activities	$65,359	$(4,061)	(69,420)	(106.2)%
Cash Flows From Operating Activities
Cash flows from operating activities represent the most significant source of funding. For the fiscal 2005, compared to the prior year, cash flows provided by operating activities increased significantly. Cash flows provided by operating activities for the fiscal year ended March 31, 2005 were primarily driven by net income earned on higher sales volume offset in part by higher inventory and accounts receivable balances. Our inventory balances increased proportionally with increased revenues, decisions to increase our inventory safety stock, and other factors. We have a goal of improving our inventory turns to 5 by the December fiscal 2006 quarter, while for the fiscal 2005 as a whole, we ended at 4.5 turns*. The accounts receivable increase was primarily driven by the strong growth in sales coupled with the impact of the strengthening of the Great British Pound and the Euro against the U.S. dollar. Our days sales outstanding (“DSO”) increased to 53 days at the end of the fourth quarter of fiscal 2005 from 51 days at the end of fiscal 2004. Our increase in DSO is primarily attributable to the increase in the amount and proportion of international sales to our domestic sales. In international locations, trade terms that are standard in their locales may extend longer than is standard in the U. S. This may increase our working capital requirements and may have a negative impact on our cash flow provided by operating activities. We believe that the net receivable balance is collectible and that we have sufficient reserves to cover our exposure to bad debt.* New accounting rules effective for us in the first quarter of fiscal 2007 require that
30  - Plantronics

part ii
cash benefits resulting from the tax deductibility of increases in the value of equity instruments issued under share-based arrangements be included as part of cash flows from financing activities rather than from operating activities. This change in classification will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of these new rules. See Recent Accounting Pronouncements included in footnote 2 of this Form 10-K.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels, and timing of payments.
Cash Flows From Investing Activities
During fiscal 2005, our total capital expenditures were $27.7 million, including $5.6 million for our China manufacturing facility, which is still under construction and will not begin depreciating until it has been placed into service. The remainder of the capital purchases were incurred principally in tooling for new products, furniture and fixtures, and building improvements for facilities expansion. Additionally, during fiscal 2005, we purchased approximately $391.8 million of marketable securities, which were offset by sales and maturities of a portion of our marketable securities of approximately $352.0 million. These marketable securities consist primarily of bonds and auction rate securities. As noted in Note 1 of the Consolidated Financial Statements, marketable securities related to auction rate securities previously classified as cash equivalents, have been reclassified to short-term marketable securities.
For fiscal 2005, cash flows for investing activities decreased $53.4 million compared to the prior year. The reduction is primarily due to the increase of $67.5 million in the purchase of marketable securities, mainly comprised of auction rate securities, compared to the prior year. We anticipate making further investments in marketable securities as interest rates continue to rise in order to obtain more favorable yields. As our business grows, we may need additional facilities and capital expenditures to support this growth. We continuously evaluate new business opportunities and new markets. If we pursue new opportunities or markets in areas in which we do not have existing facilities, we may need additional expenditures to support future expansion.*
During fiscal 2004, our total capital expenditures were $16.9 million, which included the land and facilities purchase of our previously leased facilities in Swindon, U.K., for approximately $5.6 million. The remainder of the capital purchases were incurred primarily in tooling for new products, furniture and fixtures, leasehold and building improvements for facilities expansion. During the 2004 fiscal year, we purchased approximately $324.3 million of marketable securities, which were offset by sales and maturities of a portion of our marketable securities of approximately $220.7 million. These marketable securities consisted primarily of bonds and auction rate securities.
We have an unsecured revolving credit facility with a major bank for $75 million, including a letter of credit sub facility. The facility and sub facility both expire on July 31, 2005. As of April 30, 2005, we had no cash borrowings under the revolving credit facility and $1.9 million outstanding under the letter of credit sub facility. The amounts outstanding under the letter-of-credit sub facility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other things. Under our current credit facility agreement, we have the ability to declare dividends so long as the aggregate amount of all such dividends declared, or paid, and common stock repurchased, or redeemed, in any four consecutive fiscal quarter periods, shall not exceed 50% of the amount of cumulative consolidated net income in the eight consecutive fiscal quarter periods ending with the fiscal quarter immediately preceding the date as of which the applicable distributions occurred. We are currently in compliance with the covenants and the dividend provision under this agreement.
AR 2005 -  31

Compared to the fiscal year ended March 31, 2005 we anticipate our capital expenditures will approximately double in fiscal 2006. The largest single initiative is to complete the plant and design center in China, where we plan to spend approximately an additional $15 million.*
Cash Flows From Financing Activities
During fiscal 2005, cash flows used for financing activities were approximately $4.1 million. This was primarily due to repurchases of 770,100 shares of our common stock totaling $28.5 million at an average price of $36.96 per share and payment of cash dividends totaling $7.3 million. During fiscal 2005, the Board of Directors authorized Plantronics to repurchase an additional 1,000,000 shares of Common Stock. As of March 31, 2005, we were authorized to repurchase 372,500 shares under all repurchase plans. These cash outflows were offset by proceeds from the exercise of stock options totaling $27.7 million and reissuance of 118,751 shares of our treasury stock through employee benefit plans totaling $3.9 million. During fiscal 2004, cash flows from financing activities were approximately $65.4 million. This was primarily due to proceeds from exercises of stock options of approximately $63.9 million and proceeds from the reissuance of 183,174 shares treasury stock through employee benefit plans totaling $3.3 million, offset by repurchases of 122,800 shares of our Common Stock for $1.8 million at an average price of $14.93 per share.
The plan approved by the Board anticipates a total annualized dividend of $0.20 per common share.* The actual declaration of future dividends and the establishment of record and payment dates is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial position and performance. During fiscal 2005, we declared and paid $7.3 million in dividends. We did not declare any dividends during fiscal 2004.
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
We expect that for the foreseeable future, our operating expenses will continue to constitute a significant use of cash flow*. In addition, we may use cash to fund acquisitions or invest in other businesses*. Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for at least the next twelve months.*
Liquidity and Capital Resources
We generated positive cash flows from operations for fiscal 2005 and fiscal 2004 totaling $93.6 million and $72.4 million, respectively. Our primary cash requirements have been, and are expected to continue to be, for capital expenditures, including investment in our under construction manufacturing operations in China, tooling for new products, and leasehold improvements for facilities improvements and expansion.* We estimate that fiscal 2006 capital expenditures will be approximately $60 million.* As of the end of fiscal 2005, we had working capital of $335.5 million, including $242.8 million of cash, cash equivalents and marketable securities, compared with working capital of $249.4 million, including $180.6 million of cash, cash equivalents and marketable securities, as of the end of fiscal 2004. We have a revolving credit facility with a major bank for $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2005. As of April 30, 2005, we had no cash borrowings under the revolving credit facility and $1.9 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of
32  - Plantronics

part ii
inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.
Throughout fiscal 2004 and 2005, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.
Additionally, throughout fiscal 2004 and 2005, we entered into a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great British Pound with put and call option contracts used as collars. At each reporting period, we record the net fair value of our unrealized option contracts on the balance sheet with related unrealized gains and losses as Accumulated other comprehensive income, a separate component of stockholder’ equity. Gains and losses associated with realized option contracts are recorded against revenue.
In March 2005, we began an additional hedging program to hedge a portion of the China Yuan payments related to forecasted the construction costs for our facility in China. We are hedging the currency exposure with forward-exchange contracts. At each reporting period, we record the net fair value of our unrealized forward-exchange contracts on the balance sheet with related unrealized gains and losses as Accumulated other comprehensive income, a separate component of stockholder’ equity. Gains and losses associated with realized option contracts are recorded in Other Income and Expenses.
Auction rate securities in the amount of $164.4 million as of March 31, 2005 have been reclassified from cash and cash equivalents to short - term investments in the March 31, 2005 Consolidated Balance Sheet to conform to the fiscal 2005 financial statement presentation. Accordingly, the Statements of Cash Flows for the fiscal years ended March 31, 2004 and 2003 reflect this presentation. We have revised our presentation to exclude from cash and cash equivalents $124.7 million of auction rate securities at March 31, 2004 and to include such amounts as marketable securities. In addition, we have made corresponding adjustments to the accompanying statements of cash flows to reflect the gross purchases and sales of these securities as investing activities. This adjustment resulted in a net increase of $108.6 million in cash used for investing activities and a net increase of $13.1 million in cash provided by investing activities in fiscal 2004 and 2003, respectively.
OFF BALANCE SHEET ARRANGEMENTS
We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.
CONTRACTUAL OBLIGATIONS
The following table summarizes the contractual obligations that we were reasonably likely to incur as of March 31, 2005 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.
AR 2005 -  33

	Payments Due by Period

March 31, 2005		Less than	1-3	3-5	More than
in thousands	Total	1 year	years	years	5 years

Operating leases	$(11,471)	$(2,242)	$(4,031)	$(3,156)	$(2,042)
Unconditional purchase obligations	(49,277)	(47,777)	(1,500)
Foreign exchange contracts	(3,443)	(3,443)

Total contractual cash obligations	$(64,191)	$(53,462)	$(5,531)	$(3,156)	$(2,042)

Recent Developments
On April 15, 2005, our Board of Directors approved an extension of the Company’s stock repurchase program to authorize the repurchase of up to an additional 1 million shares of common stock.
During fiscal 2005, the Board of Directors authorized Plantronics to repurchase an additional 1,000,000 shares of Common Stock. During fiscal 2005, we purchased 770,100 shares of our Common Stock in the open market at a total cost of $28.5 million, and an average price of $36.96 per share. Through our employee benefit plans, we reissued 118,752 shares for proceeds of $3.9 million. As of March 31, 2005, there were 372,500 remaining shares authorized for repurchase under all repurchase authorizations.
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
We believe our most critical accounting policies and estimates include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Excess and Obsolete Inventory

•	Warranty

•	Goodwill and Intangibles

•	Income Taxes
Revenue Recognition
Revenue from sales of products to customers is recognized when: title and risk of ownership are transferred to customers; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is reasonably assured. We recognize revenue net of estimated product returns
34  - Plantronics

part ii
and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs.
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
Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period, estimates for what is due to resellers for estimated credits earned during the period and any adjustments for credits based on actual activity. If the actual payments exceed our estimates, this could result in an adverse impact on our revenues. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers. In situations where we are unable to reliably estimate the amount of future price adjustments and product returns, we defer recognition of the revenue until the right to future price adjustments and product returns lapses, and we are no longer under any obligation to reduce the price or accept the return of the product.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly perform credit evaluations of our customers’ financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customers’ ability to pay. The allowance for doubtful accounts is reviewed monthly and adjusted if necessary based on our assessments of our customers’ ability to pay. If the financial condition of our customers should deteriorate or if actual defaults are higher than our historical experience, additional allowances may be required, which could have an adverse impact on operating expense.
Excess and Obsolete Inventory
We write-down our inventory for excess and obsolete inventories. Write-downs are determined by reviewing our demand forecast and by determining what inventory, if any, are not saleable. Our demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors. If our demand forecast is greater than actual demand, and we fail to reduce our manufacturing accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.
At the point of loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
AR 2005 -  35

Warranty
We provide for the estimated cost of warranties as part of our cost of sales at the time revenue is recognized. Our warranty obligation is affected by product failure rates and our costs to repair or replace the products, as well as the number of shipments in a quarter. Should actual failure rates, actual returns and costs differ from our estimates, revisions to our warranty obligation may be required, which may affect our cost of sales.
Goodwill and Intangibles
As a result of acquisitions we have made, we have recorded goodwill and intangible assets on our balance sheet. Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform at least annually or more frequently if indicators of impairment exist, a review to determine if the carrying value of the goodwill and intangibles is impaired. Our review process for determining the carrying value is complex and utilizes estimates for future cash flow, discount rates, growth rates, estimated costs, and other factors, which utilize both historical data, internal estimates, and, in some cases, external consultants and outside data. If our estimates are inaccurate or if the underlying business requirements change, our goodwill and intangibles may become impaired, and we may be required to take an impairment charge.
Income Taxes
Our effective tax rate differs from the statutory rate due to the impact of foreign operations, tax credits, state taxes, and other factors. Our future effective tax rates could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change which would result in a valuation allowance being required to be taken; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what we originally provided. We assess the probability of adverse outcomes from tax examinations regularly to determine the adequacy of our reserve for income taxes.
We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. We are required to evaluate on an ongoing basis whether or not we will realize a benefit from net deferred tax assets. If recovery were not likely, we would be required to establish a valuation allowance. As of the end of the fiscal year ended March 31, 2005, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not probable.
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
While the contact center market is still a substantial portion of our business, we believe that our future prospects will depend in large part on the growth in demand for headsets in the office, mobile, computer, residential and related wireless markets. These communications headset markets are relatively new and continue to be developed. Moreover, we do not have extensive experience in selling headset products to
36  - Plantronics

part ii
customers in these markets. If the demand for headsets in these markets fails to develop, or develops more slowly than we currently anticipate, or if we are unable to effectively market our products to customers in these markets, it could lead to lower and more volatile revenue and earnings, excess inventory and the inability to recover the associated development costs any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
These headset markets are also subject to general economic conditions and if there is a slowing of national or international economic growth, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock. In particular, we may accept returns from our retailers of products which have failed to sell as expected, and in some instances, such products may be returned to our inventory. Should product returns vary significantly from our estimate, then our estimated returns, which net against revenue, may need to be revised.

We have strong competitors and expect to face additional competition in the future.
The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. The actions of our competitors, particularly with regard to pricing and promotional programs, could have a negative impact on our prices and profitability. Currently, our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. Internationally, Sennheiser Communications is a significant competitor in the computer, office and contact center market.
We currently operate principally in a multilevel distribution model— we sell most of our products to distributors who, in turn, resell to dealers or end-customers. GN Netcom’s acquisitions indicate it may be moving towards a direct sales model, since six of their nine acquisitions were of companies employing direct sales and marketing models. While we believe that our business and our customers benefit from our current distribution structure, if GN Netcom or other competitors sell directly, they may offer lower prices, which could materially adversely affect our business and results of operations.
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

New product development is risky, and our business will be materially adversely affected if we are not able to develop, manufacture and market new products in response to changing customer requirements and new technologies.
Historically, the technology used in lightweight communications headsets has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new
AR 2005 -  37

technologies. The technology used in hands-free communications devices, including our products, is evolving more rapidly now than it has historically, and we anticipate that this trend may accelerate. We believe this is particularly true for our newer emerging technology products especially in the mobile, computer, residential and certain parts of the office markets. We believe products designed to serve these markets generally exhibit shorter lifecycles and are increasingly based on open standards and protocols. As we develop new generations of products more quickly, we expect that the pace of product obsolescence will, increase concurrently. The disposition of inventories of obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.
Our success depends upon our ability to enhance existing products, to respond to changing market requirements, and to develop, manufacture, market and introduce in a timely manner new products that keep pace with technological developments and end-user requirements. The technologies, products and solutions that we choose to pursue may not become as commercially successful as we planned. We may experience difficulties in realizing the expected benefits from our investments in new technologies. If we are unable to develop, manufacture, market and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, including changing fashion trends and styles, it will materially adversely affect our business, financial condition and results of operations.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.
We have significant operations in various tax jurisdictions throughout the world and a substantial portion of our taxable income historically has been generated in these jurisdictions. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

Changes in regulatory requirements may adversely impact our gross margins as we comply with such changes or reduce our ability to generate revenues if we are unable to comply.
Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. As regulations and local laws change, we must modify our products to address those changes. Regulatory restrictions may increase the costs to design and manufacture our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along. Compliance with regulatory restrictions may impact the technical quality and capabilities of our products reducing their marketability.

A significant portion of our sales come from the contact center market and a decline in demand in that market could materially adversely affect our results.
We derive approximately 20% to 25% of our net sales from the contact center market, and we expect that this market will continue to account for a significant portion of our net sales. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could be flat or decline in response to various factors. For example, legislation enabling consumers to block telemarketing calls may adversely affect growth in the contact center market. A deterioration in general economic conditions could result in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, which could negatively affect our business. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products that contact center agents use than
38  - Plantronics

part ii
would a company serving a broader market. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.
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
Historically, we have generally been able to increase production to meet increasing demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast. We have experienced sharp fluctuations in demand, especially for headsets for wireless and cellular phones. Significant unanticipated fluctuations in demand and the global trend towards consignment of products could cause the following operating problems, among others:

•	If forecasted demand does not develop, we could have excess inventory and excess capacity. Over forecast of demand could result in higher inventories of finished products, components and subassemblies. If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins.

•	If demand increases beyond that forecasted, we would have to rapidly increase production. We depend on suppliers to provide additional volumes of components and subassemblies, and are experiencing greater dependencies on single source suppliers. Therefore, we might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to competitive sources of supply to meet their needs, there could be a long-term impact on our revenues.

•	Rapid increases in production levels to meet unanticipated demand could result in higher costs for components and subassemblies, increased expenditures for freight to expedite delivery of required materials, and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins.

•	The introduction of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties, including: developing and marketing these wireless headset products; unforeseen delays or difficulties in introducing and achieving volume production of such products; our dependence on third parties to supply key components, many of which have long lead times; and our ability to forecast demand and customer return rates accurately for this new product category for which relevant data is incomplete or not available. We have longer lead times with certain suppliers than commitments from some of our customers. In particular, a major customer only provides us with a 45 day commitment while we commit to inventory purchases beyond this time period. As this inventory is unique to this customer and we have no alternative means of selling any finished products, this could potentially result in significant write-downs of excess inventories.
AR 2005 -  39

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
Our growth and ability to meet customer demands depend in part on our capability to obtain timely deliveries of raw materials, components, subassemblies and products from our suppliers. We buy raw materials, components and subassemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, subassemblies and finished products entails various risks, including the following:

•	We obtain certain raw materials, subassemblies, components and products from single suppliers and alternate sources for these items are not readily available. To date, we have experienced only minor interruptions in the supply of these raw materials, subassemblies, components and products, none of which has significantly affected our results of operations. Our Bluetooth chipset supplier has reported to us that one of their suppliers had a fire in its factory. Our suppliers’ recovery process will determine our ability to ship our anticipated Bluetooth headset demand. Adverse economic conditions could lead to a higher risk of failure of our suppliers to remain in business or to be able to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the parts we need. An interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations.

•	Prices of raw materials, components and subassemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.
40  - Plantronics

part ii

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
AR 2005 -  41

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.
The market price for our common stock may continue to be affected by a number of factors, including:

•	uncertain economic conditions and the decline in investor confidence in the market place;

•	the announcement of new products or product enhancements by us or our competitors;

•	the loss of services of one or more of our executive officers or other key employees;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in our published forecasts of future results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	general market conditions; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.
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
We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. On March 29, 2005, the SEC issued SAB 107, which provides the SEC Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.
42  - Plantronics

part ii
The Company is currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of FAS 123R. The impact of the adoption of FAS 123R cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years.

We have significant foreign operations and there are inherent risks in operating abroad.
During our fourth quarter of fiscal year 2005, approximately 35% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We also purchase a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

•	cultural differences in the conduct of business;

•	fluctuations in foreign exchange rates;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	impact of recessions in economies outside of the United States;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions in each country;

•	management and operation of an enterprise spread over various countries; and

•	the burden of complying with a wide variety of foreign laws.

We have intellectual property rights that could be infringed by others and we are potentially at risk of infringement of the intellectual property rights of others.
Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 99 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management’s attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.
AR 2005 -  43

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
Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones. We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but that research in this area is incomplete. We have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user’s head to virtually zero. Our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones. However, if research was to establish a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for mobile phones, which reduces demands for headset products. Likewise, should research establish a link between radio frequency emissions and wireless headsets and public concern in this area grow, demand for our wireless headsets could be reduced creating a material adverse effect on our financial results.
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
44  - Plantronics

part ii
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

While we believe that we currently have adequate control structures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes Oxley Act of 2002.
The Sarbanes-Oxley Act (“the Act”) of 2002, which became law in July 2002, requires changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the Securities and Exchange Commission has been promulgating new rules on a variety of subjects, in addition to other rule proposals, and the NYSE has enacted new corporate governance listing requirements. These developments have increased our accounting and legal compliance costs and could also expose us to additional liability. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

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
AR 2005 -  45

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
INTEREST RATE RISK
We had cash and cash equivalents totaling $56.0 million at March 31, 2004 compared to $78.4 million at March 31, 2005. We had marketable securities of $124.7 million and $164.4 million at March 31, 2004 and 2005, respectively. Cash equivalents have a maturity when purchased of 90 days or less; marketable securities have a maturity of greater than 90 days, and are classified as available-for-sale. As of March 31, 2005, we were not exposed to significant interest rate risk as all of our cash and cash equivalents were invested in securities or interest bearing accounts with maturities of less than 90 days. Nearly all our investments in marketable securities are held in our name at a limited number of major financial institutions and consist primarily of bonds and auction rate securities The taxable equivalent interest rates realized on these investments averaged 2.5% for fiscal 2005. Our investment policy generally requires that we only invest in auction rate securities, deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.
The following table presents the hypothetical changes in fair value in the securities, excluding cash and cash equivalents, held at March 31, 2005 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values.

	Valuation of			Valuation of
	Securities			Securities
	Given an		Current Fair	Given an
	Interest Rate		Market Value	Interest Rate
	Decrease of		(excluding accrued	Valuation of
	X basis points		interest)	Securities
March 31, 2005
in thousands	100 BPS	50 BPS		100 BPS	50 BPS

Total Marketable Securities	$163,818	$163,735	$163,621	$163,480	$163,564
We have a unsecured revolving credit facility with a major bank for $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2005. As of April 30, 2005, we had no cash borrowings under the revolving credit facility and $1.9 million outstanding under the letter of credit subfacility. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.
FOREIGN CURRENCY EXCHANGE RATE RISK
Approximately 33% of our fiscal 2005 revenue was derived from sales outside of the United States, with approximately 23% denominated in foreign currencies, predominately the Great British Pound and the Euro. Approximately 34% of our fiscal 2004 revenue was derived from sales outside of the United States, with approximately 23% denominated predominately in the Great British Pound and the Euro. Approximately 32% of fiscal 2003 revenue was derived from sales outside the United States, with approximately 22% denominated in the Great British Pound and the Euro. In fiscal years 2003, 2004 and 2005 we engaged in a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. Specifically, we hedged our European transaction exposure, hedging both our Great British Pound and Euro positions. During fiscal 2004, we expanded our hedging activities to include a hedging program to hedge our economic exposure by hedging a portion of Euro and Great British Pound
46  - Plantronics

part ii
denominated sales. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.
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

		Net
		Underlying		FX Gain	FX Gain
		Foreign	Net Exposed	(Loss) From	(Loss) From
	USD Value	Currency	Long (Short)	10%	10%
March 31, 2005	of Net FX	Transaction	Currency	Appreciation	Depreciation
in millions	Contracts	Exposures	Position	of USD	of USD

Currency – forward contracts
Euro	$5.9	$21.3	$(15.4)	$(1.7)	$1.4
Great British Pound	2.2	9.0	(6.8)	(3.2)	0.6
Net position	$8.1	$30.3	$(22.2)	$(4.9)	$2.0
Beginning fiscal 2004, we expanded our hedging activities to include a hedging program to hedge our economic exposure by hedging a portion of forecasted Euro and Great British Pound denominated sales As of March 31, 2005, we had foreign currency call option contracts of approximately €43.1 million and £14.9 million denominated in Euros and Great British Pounds, respectively. As of March 31, 2005, we also had foreign currency put option contracts of approximately €43.1 million and £14.9 million denominated in Euros and Great British Pounds, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $7.5 million or a loss of $8.1 million.
The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

		FX Gain	FX Gain
		(Loss) From	(Loss) From
	USD Value	10%	10%
March 31, 2005	of Net FX	Appreciation	Depreciation
in millions	Contracts	of USD	of USD

Currency – option contracts
Call options	$(84.1)	$2.9	$(6.6)
Put options	80.0	4.6	(1.5)
Net position	$(4.1)	$7.5	$(8.1)
During fiscal 2005, we entered into forward foreign exchange contracts of approximately CNY 94.9 million denominated in China Yuan, which is $11.7 million. These forward foreign exchange
AR 2005 -  47

contracts hedge against a portion of our forecasted foreign denominated cost of our manufacturing and design center construction costs. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a loss of $1.0 million or a gain of $1.5 million.
The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges.

		FX Gain	FX Gain
		(Loss) From	(Loss) From
	USD Value	10%	10%
March 31, 2005	of Net FX	Appreciation	Depreciation
in millions	Contracts	of USD	of USD

Currency – forward contracts
China Yuan	$11.7	$(1.0)	$1.5
48  - Plantronics

part ii
Item 8.    Financial Statements and Supplementary Data
PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS

March 31, in thousands, except per share data	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$55,952	$78,398
Marketable securities	124,664	164,416
Accounts receivable, net	64,344	87,558
Inventory, net	40,762	60,201
Deferred income taxes	13,967	8,675
Other current assets	10,938	7,446

Total current assets	310,627	406,694
Property, plant and equipment, net	42,124	59,745
Intangibles, net	3,440	2,948
Goodwill	9,386	9,386
Other assets	2,675	9,156

Total assets	$368,252	$487,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,075	$20,316
Accrued liabilities	36,469	39,775
Income taxes payable	5,686	11,080

Total current liabilities	61,230	71,171
Deferred tax liability	7,719	8,109
Long-term liabilities	—	2,930

Total liabilities	68,949	82,210

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 63,635 shares and 65,110 shares issued at 2004 and 2005, respectively	636	651
Additional paid-in capital	248,495	293,735
Deferred stock based compensation	—	(2,220)
Accumulated other comprehensive income	681	1,583
Retained earnings	347,629	437,867

	597,441	731,616

Less: Treasury stock (common: 16,029 and 16,681 shares at 2004 and 2005, respectively) at cost	(298,138)	(325,897)

Total stockholders’ equity	299,303	405,719

Total liabilities and stockholders’ equity	$368,252	$487,929

AR 2005 -  49

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME

Fiscal Year Ended March 31, in thousands, except income per share	2003	2004	2005

Net revenues	$337,508	$416,965	$559,995
Cost of sales	168,565	200,995	271,537

Gross profit	168,943	215,970	288,458

Operating expenses:
Research, development and engineering	33,877	35,460	45,216
Selling, general and administrative	80,605	95,756	116,621

Total operating expenses	114,482	131,216	161,837

Operating income	54,461	84,754	126,621
Interest and other income, net	2,299	1,745	3,739
Income before income taxes	56,760	86,499	130,360
Income tax expense	15,284	24,220	32,840

Net income	$41,476	$62,279	$97,520

Net income per share— basic	$0.92	$1.39	$2.02
Shares used in basic per share calculations	45,187	44,830	48,249
Net income per share— diluted	$0.89	$1.31	$1.92
Shares used in diluted per share calculations	46,584	47,492	50,821
The accompanying notes are an integral part of these consolidated financial statements.
50  - Plantronics

part ii
PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Year Ended March 31,	2003	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,476	$62,279	$97,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,482	12,353	12,034
Amortization of deferred based stock compensation	—	—	194
Provision for doubtful accounts	351	175	284
Provision for (benefit from) excess and obsolete inventories	2,036	822	(370)
Deferred income taxes	1,211	(8,758)	5,682
Income tax benefit associated with stock options	2,389	24,263	11,758
Loss on disposal of fixed assets	17	261	583
Changes in assets and liabilities:
Accounts receivable, net	(7,385)	(14,914)	(23,498)
Inventory	309	(7,826)	(19,069)
Other current assets	147	(7,366)	3,492
Other assets	548	(714)	(8,237)
Accounts payable	(475)	5,479	1,241
Accrued liabilities	1,367	9,234	3,568
Income taxes payable	(3,380)	(2,895)	8,422

Cash provided by operating activities	50,093	72,393	93,604

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	185,261	220,719	352,000
Purchase of marketable securities	(159,958)	(324,299)	(391,776)
Capital expenditures and other assets	(11,752)	(16,883)	(27,723)
Purchase of equity investment	—	(450)	—

Cash provided by (used for) investing activities	13,551	(120,913)	(67,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(44,826)	(1,833)	(28,466)
Proceeds from sale of treasury stock	2,245	3,292	3,947
Proceeds from exercise of stock options	2,241	63,900	27,740
Payment of cash dividends	—	—	(7,282)

Cash provided by (used for) financing activities	(40,340)	65,359	(4,061)

Effect of exchange rate changes on cash and cash equivalents	1,412	472	402

Net increase in cash and cash equivalents	24,716	17,311	22,446
Cash and cash equivalents at beginning of year	13,925	38,641	55,952

Cash and cash equivalents at end of year	$38,641	$55,952	$78,398

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$132	$121	$109
Income taxes	$16,194	$19,545	$23,950
The accompanying notes are an integral part of these consolidated financial statements.
AR 2005 -  51

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other			Total
			Deferred	Additional	Compre-			Stock-
	Common Stock		Stock Based	Paid-In	hensive	Retained	Treasury	holders’
In thousands, except share amounts	Shares	Amount	Compensation	Capital	Income(Loss)	Earnings	Stock	Equity

Balance at March 31, 2002	45,858,576	$592	$—	$152,194	$(1,203)	$243,874	$(253,464)	$141,993

Net income	—	—	—	—	—	41,476	—	41,476
Foreign currency translation adjustments	—	—	—	—	1,412	—	—	1,412

Comprehensive income								42,888

Exercise of stock options	502,147	5	—	2,236	—	—	—	2,241
Income tax benefit associated with stock options	—	—	—	2,389	—	—	—	2,389
Purchase of treasury stock	(2,874,800)	—	—	—	—	—	(44,826)	(44,826)
Sale of treasury stock	152,700	—	—	1,341	—	—	904	2,245

Balance at March 31, 2003	43,638,623	597	—	158,160	209	285,350	(297,386)	146,930

Net income	—	—	—	—	—	62,279	—	62,279
Foreign currency translation adjustments	—	—	—	—	2,409	—	—	2,409
Unrealized loss on hedges	—	—	—	—	(1,937)			(1,937)

Comprehensive income								62,751

Exercise of stock options	3,907,112	39	—	63,861	—	—	—	63,900
Income tax benefit associated with stock options	—	—	—	24,263	—	—	—	24,263
Purchase of treasury stock	(122,800)	—	—	—	—	—	(1,833)	(1,833)
Sale of treasury stock	183,174	—	—	2,211	—	—	1,081	3,292

Balance at March 31, 2004	47,606,109	636	—	248,495	681	347,629	(298,138)	299,303

Net income	—	—	—	—	—	97,520	—	97,520
Foreign currency translation adjustments	—	—	—	—	604	—	—	604
Unrealized loss on marketable securities	—	—	—	—	(24)	—	—	(24)
Unrealized gain on hedges	—	—	—	—	322	—	—	322

Comprehensive income								98,422

Exercise of stock options	1,430,712	15	—	27,725	—	—	—	27,740
Issuance of restricted common stock	43,984	—	(2,414)	2,414	—	—	—	—
Dividends paid	—	—	—	—	—	(7,282)	—	(7,282)
Amortization of stock based compensation	—	—	194	—	—	—	—	194
Income tax benefit associated with stock options	—	—	—	11,861	—	—	—	11,861
Purchase of treasury stock	(770,100)	—	—	—	—	—	(28,466)	(28,466)
Sale of treasury stock	118,752	—	—	3,240	—	—	707	3,947

Balance at March 31, 2005	48,429,457	$651	$(2,220)	$293,735	$1,583	$437,867	$(325,897)	$405,719

The accompanying notes are an integral part of these consolidated financial statements.
52  - Plantronics

part ii
PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    The Company
Plantronics, Inc. (“Plantronics”), was founded and incorporated in the state of California in 1961. We are a leading worldwide designer, manufacturer and marketer of lightweight communications headsets, telephone headset systems and accessories for the business and consumer markets. In addition, we manufacture and market specialty telecommunication products for the hearing-impaired and other related products for people with special communications needs.
2.    Significant Accounting Policies
RECLASSIFICATIONS. Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, including the reclassification of investments in auction rate securities from cash and cash equivalents to marketable securities. Previously, investments in auction rate securities were classified as cash and cash equivalents. Accordingly, we have revised our presentation to exclude from cash and cash equivalents $124.7 million of auction rate securities at March 31, 2004 and to include such amounts as marketable securities. In addition, we have made corresponding adjustments to the accompanying statements of cash flows to reflect the gross purchases and sales of these securities as investing activities. This adjustment resulted in a net increase of $108.6 million in cash used for investing activities and a net increase of $13.1 million in cash provided by investing activities in fiscal 2004 and 2003, respectively. This reclassification had no impact on our previously reported results of operations, operating cash flows or working capital. The following table summarizes the balance sheet amounts as previously reported and as reclassified (dollars in thousands):

	As Reported			As Reclassified

	Cash			Cash
	and Cash	Marketable		and Cash	Marketable
Year Ended March 31,	Equivalents	Securities	Total	Equivalents	Securities	Total

2004	$180,616	$—	$180,616	$55,952	$124,664	$180,616
2003	54,704	5,021	59,725	38,641	21,084	59,725
MANAGEMENT’S USE OF ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. These estimates are based on information available as of the date of these financial statements. Actual results could differ from those estimates.
PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Plantronics and its subsidiary companies. Intercompany transactions and balances have been eliminated.
FISCAL YEAR. Each of our fiscal years ends on the Saturday closest to the last day of March. Our fiscal year 2005 ended on April 2, 2005. Our fiscal year 2004 ended on April 3, 2004 and our fiscal year 2003 ended on March 29, 2003. For purposes of presentation, we have indicated our accounting year ended on March 31. Results of operations for the fiscal years 2003 and 2005 included 52 weeks while our fiscal year 2004 included 53 weeks.
AR 2005 -  53

CASH AND CASH EQUIVALENTS. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. As of the dates below, our cash and cash equivalents consisted of the following (in thousands):

March 31,	2004	2005

Cash	$19,502	$25,852
Cash equivalents	36,450	52,546

Cash and cash equivalents	$55,952	$78,398

MARKETABLE SECURITIES. We consider investments maturing between 3 and 12 months from the date of purchase as marketable securities. Also included in marketable securities are auction rate securities whose reset dates may be less than three months, however the underlying security’s maturity is greater than three months. As the Company views all securities as representing the investment of funds available for current operations, the marketable securities are classified as current assets. Nearly all our investments are held in our name at a limited number of major financial institutions. At March 31, 2004 and 2005, all of our investments were classified as available-for-sale and are carried at fair value based upon quoted market prices at the end of the reporting period. Resulting unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The following table presents the Company’s marketable securities:

Marketable Securities,	Cost	Unrealized	Unrealized	Accrued	Fair
in thousands	Basis	Gain	Loss	Interest	Value

Balances at March 31, 2004
Auction Rate Certificates	$124,350	$—	$—	$314	$124,664

Total Marketable Securities	$124,350	$—	$—	$314	$124,664

Marketable Securities,	Cost	Unrealized	Unrealized	Accrued	Fair
in thousands	Basis	Gain	Loss	Interest	Value

Balances at March 31, 2005
Auction Rate Certificates	$146,650	$—	$—	$720	$147,370
Auction Rate Preferred	5,000	—	—	1	5,001
Municipal Bonds	7,995	—	(15)	64	8,044
Government Agency Bonds	4,000	—	(9)	10	4,001

Total Marketable Securities	$163,645	$—	$(24)	$795	$164,416

REVENUE RECOGNITION
Revenue from sales of products to customers is recognized: when title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured. We recognize revenue net of estimated product returns, volume rebates, and special pricing programs. We account for payments to resellers for customer programs, including cooperative advertising and marketing development funds, in
54  - Plantronics

part ii
accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” Under these guidelines, the Company classifies such costs as a marketing expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received, otherwise such costs are recorded as a reduction to sales.
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
ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly perform credit evaluations of our customers’ financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customers’ ability to pay. The allowance for doubtful accounts is reviewed monthly and adjusted, if necessary, based on our assessments of our customers ability to pay. If the financial condition of our customers should deteriorate, or, if actual defaults are higher than our historical experience, additional allowances may be required, which could have an adverse impact on operating expense.
INVENTORIES
Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.
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
AR 2005 -  55

demand and we fail to reduce our manufacturing accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.
At the point of loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
WARRANTY
We provide for the estimated cost of warranties as part of our cost of sales at the time revenue is recognized. Our warranty obligation is affected by product failure rates and our costs to repair or replace the products, as well as the number of shipments in a quarter. Should actual failure rates and costs differ from our estimates, revisions to our warranty obligation may be required, which may affect our cost of sales.
GOODWILL AND INTANGIBLES
As a result of acquisitions we have made, we have recorded goodwill and intangible assets on our balance sheet. Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform at least annually or more frequently if indicators of impairment exist, a review to determine if the carrying value of the goodwill and intangibles is impaired. Our review process for determining the carrying value is complex and utilizes estimates for future cash flow, discount rates, growth rates, estimated costs, and other factors, which utilize both historical data, internal estimates, and, in some cases, external consultants and outside data. If our estimates are inaccurate, or, if the underlying business requirements change, our goodwill and intangibles may become impaired, and we may be required to take an impairment charge.
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is principally calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense for fiscal 2003, 2004 and 2005 was $10.6 million, $11.6 million and $12.0 million, respectively.
Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are charged to operations as incurred.
ADVERTISING COSTS
We expense all advertising costs as incurred. Advertising expense for the years ended March 31, 2003, 2004 and 2005 was $3.4 million, $5.2 million and $7.8 million, respectively.
CONCENTRATION OF RISK
Financial instruments that potentially subject Plantronics to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade receivables. Our cash investment policies limit investments to those that are short-term and low risk. Our cash investment policies also limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy. Cash equivalents have a maturity when purchased, of 90 days or less; marketable securities have a maturity, when purchased, of greater than 90 days. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers that comprise our customer base and their dispersion across different geographies and markets. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.
56  - Plantronics

part ii
Certain components that meet the Company’s requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short lifecycles may intensify these risks. The inability to obtain components as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on our business, financial condition, results of operations or cash flows.
FAIR VALUES OF FINANCIAL INSTRUMENTS
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
We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. We are required to evaluate on an ongoing basis whether or not we will realize a benefit from net deferred tax assets. If recovery were not likely, we would be required to establish a valuation allowance. As of the end of the fiscal year ended March 31, 2005, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not probable.
Our effective tax rate differs from the statutory rate due to the impact of foreign operations, tax credits, state taxes, and other factors. Our future effective tax rates could be impacted by a shift of the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change which would result in a valuation allowance being required to be taken; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what we originally provided. We assess the probability of adverse outcomes from tax examinations regularly to determine the adequacy of our provision for income taxes.
FOREIGN OPERATIONS AND CURRENCY TRANSLATION
The functional currency of our manufacturing operations and design center in Mexico, foreign sales and marketing offices, and our foreign research and development facilities is the local currency of the respective operations. For these foreign operations, we translate assets and liabilities into U.S. dollars using period-end exchange rates in effect as of the balance sheet date and translate revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in “Accumulated other comprehensive income,” as a separate component of stockholders’ equity in the Consolidated Balance Sheets.
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
AR 2005 -  57

DERIVATIVES
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
In fiscal 2004 and 2005, Plantronics entered into foreign exchange option contracts to hedge the economic exposure related to a portion of our forecasted Euro and Great British Pound denominated sales. Plantronics records realized gains and losses against revenues. The unrealized fair value portion of the gains and losses resulting from derivatives designated as hedges, so long as such hedges are deemed effective, are recorded in accumulated other comprehensive income (loss) until such time as they are realized.
In fiscal 2005, Plantronics entered into forward foreign exchange contracts to hedge the economic exposure related to the forecasted construction cost of our manufacturing and design center in China. Plantronics records realized gains and losses against other income and expenses. The unrealized fair value portion of the gains and losses resulting from derivatives designated as hedges, so long as such hedges are deemed effective, are recorded in accumulated other comprehensive income (loss) until such time as they are realized.
EARNINGS PER SHARE
Basic Earnings Per Share (“EPS”) is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the exercise of stock options.
Following is a reconciliation of the numerators and denominators of basic and diluted EPS (in thousands, except earnings per share):

Fiscal Year Ended March 31,	2003	2004	2005

Net income	$41,476	$62,279	$97,520

Weighted average shares — basic	45,187	44,830	48,249
Effect of unvested restricted stock awards	—	—	24
Effect of dilutive securities — employee stock options	1,397	2,662	2,548

Weighted average shares-diluted	46,584	47,492	50,821

Net income per share — basic	$0.92	$1.39	$2.02

Net income per share — diluted	$0.89	$1.31	$1.92

Dilutive potential common shares include employee stock options. Outstanding stock options to purchase approximately 6.8 million, 1.5 million and 0.7 million shares of Plantronics’ stock at March 31, 2003, 2004 and 2005, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
58  - Plantronics

part ii
COMPREHENSIVE INCOME
Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive income, as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated as hedges and unrealized gains and losses related to our marketable securities.
STOCK BASED COMPENSATION
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and to provide additional disclosures with respect to the pro forma effects of adoption had we recorded compensation expense in accordance with SFAS 123.
Had compensation expense for our stock option and stock purchase plans been determined based on the fair value method prescribed by SFAS 123, our net income and net income per share would have been as follows (in thousands, except income per share):

Fiscal Year Ended March 31,	2003	2004	2005

Net income:
Net income — as reported	$41,476	$62,279	$97,520
Add Stock-based employee compensation expense, net of tax effect, included in net income	—	—	121
Less stock based compensation expense determined under fair value based method, net of taxes	(14,196)	(14,484)	(35,278)

Net income — pro forma	$27,280	$47,795	$62,363

Basic net income per share — as reported	$0.92	$1.39	$2.02
Basic net income per share — pro forma	$0.60	$1.06	$1.29
Diluted net income per share — as reported	$0.89	$1.31	$1.92
Diluted net income per share — pro forma	$0.59	$1.00	$1.23
The impact on pro forma net income and net income per share in the table above may not be indicative of the effect in future years as options vest over several years and Plantronics continues to grant stock options to new and current employees.
On March 8, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options outstanding under the company’s stock plans that have exercise prices per share of $38.19 or higher. Options to purchase approximately 1.5 million shares of the company’s common stock became fully vested and exercisable immediately. In addition, in order to prevent unintended personal benefits to executive officers and directors, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option prior to the earlier of the original vesting date of the option or the individual’s termination of employment.
The Company believes that the acceleration of the vesting was in the best interest of stockholders as it will enable the Company to avoid recognizing in its income statement compensation expense associated with the options in future periods, primarily as a result of FASB Statement No. 123R “Share — Based Payment”, which becomes effective for the Company in the first quarter of fiscal 2007.
AR 2005 -  59

ACCOUNTING FOR LONG-LIVED ASSETS
We review property and equipment and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that we consider important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in our stock price for a sustained period; and (5) significant decline in our market capitalization relative to net book value. Recoverability is measured by comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If an asset is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.
Other intangible assets mainly represent completed technology, patents, customer contracts and trade names acquired in business combinations. Identifiable intangibles are amortized on a straight line basis over their estimated useful lives (see note 11).
RESTRICTED COMMON STOCK AWARDS
During fiscal 2005, Plantronics issued restricted stock awards, representing an aggregate of 60,500 shares, in accordance with the amended and restated 2003 Stock Plan, for which the exercise price payable by employees is $0.01 per share. Compensation cost for restricted stock awards is recognized in an amount equal to the fair value of the award at the date of grant, which totals $2.4 million. Such expense is recorded on a straight-line basis over the vesting period of the award, unless forfeited in the event of termination of employment, with the offsetting entry to additional paid-in capital. Compensation expense relating to these restricted stock awards was $0.2 million for the fiscal year ended March 31, 2005. Plantronics did not issue any restricted common stock during the fiscal years ended March 31, 2004 and 2003.
PRODUCT WARRANTY OBLIGATIONS
Plantronics provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of products manufactured by us, our warranties generally start from the delivery date and continue for up to two years depending on the product purchased. Factors that affect our warranty obligation include product failure rates, estimated return rates, material usage and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liabilities quarterly and make adjustments to the liability if necessary.
Changes in warranty obligation, which is included as a component of “Accrued liabilities” on the consolidated balance sheets, during the year ended March 31, 2005, are as follows (in thousands):

Warranty Liability, in thousands

Warranty liability at March 31, 2003	$5,905
Warranty provision relating to products shipped during the year	9,582
Deductions for warranty claims processed	(8,692)

Warranty liability at March 31, 2004	$6,795

Warranty provision relating to products shipped during the year	9,066
Deductions for warranty claims processed	(9,891)

Warranty liability at March 31, 2005	$5,970

60  - Plantronics

part ii
OTHER GUARANTEES AND OBLIGATIONS
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
As is customary in Plantronics’ industry, as provided for in local law in the U.S. and other jurisdictions, Plantronics’ standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, Plantronics indemnifies customers against combinations of loss, expense, or liability arising from various trigger events relating to the sale and the use of our products and services. In addition, from time to time Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In Plantronics’ experience, claims made under these indemnifications are rare and the associated estimated fair value of the liability is not material.
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of EITF Issue No. 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF Issue No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF Issue No. 03-1 until further notice. The disclosure requirements of EITF Issue No. 03-1 were effective for our year ended March 31, 2005. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF Issue No. 03-1.
In December 2004, the FASB issued FASB Staff Position No. FSP 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA. We are currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. We estimate the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. The actual income tax impact to Plantronics will become determinable once further technical guidance has been issued.
AR 2005 -  61

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment,” (“SFAS 123R”) which will be effective for the first interim or annual reporting period beginning after June 15, 2005 and is required to be adopted by Plantronics in the first quarter of fiscal 2007. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently evaluating SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of SFAS 123R. The impact of the adoption of SFAS 123R cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in Notes 2 and 10 to these Consolidated Financial Statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by Plantronics in the second quarter of fiscal 2006. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by Plantronics in the second quarter of fiscal 2006. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
62  - Plantronics

part ii
3. Details of Certain Balance Sheet Accounts

March 31, in thousands	2004	2005

Accounts receivable, net:
Accounts receivable	$81,907	$110,324
Less: provisions for returns, promotions and rebates	(14,027)	(18,946)
Less: allowance for doubtful accounts	(3,536)	(3,820)

	$64,344	$87,558

Inventory, net:
Finished goods	$23,543	$34,998
Work in process	1,349	1,590
Purchased parts	15,870	23,613

	$40,762	$60,201

Property, plant and equipment, net:
Land	$6,126	$6,161
Buildings and improvements (useful life 7-30 years)	21,629	29,752
Machinery and equipment (useful life 2-10 years)	67,669	72,773
Capital in progress	2,778	10,009

	98,202	118,695
Less: accumulated depreciation	(56,078)	(58,950)

	$42,124	$59,745

Accrued liabilities:
Employee benefits	$16,373	$17,477
Accrued advertising and sales and marketing	3,101	2,705
Warranty accrual	6,795	5,970
Accrued losses on hedging instruments	1,937	2,523
Accrued other	8,263	11,100

	$36,469	$39,775

4. Debt
The $2.9 million long-term liability represents the long-term portion of a $6 million international tax liability, payable in fiscal 2007.
We have an unsecured revolving credit facility with a major bank for $75 million, including a letter of credit subfacility. The facility and subfacility both expire on July 31, 2006. As of April 30, 2005, we had no cash borrowings under the revolving credit facility and $1.9 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under this agreement.
AR 2005 -  63

5. Capital Stock
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
During fiscal 2005, the Board of Directors authorized Plantronics to repurchase an additional 1,000,000 shares of Common Stock. During fiscal 2005, we purchased 770,100 shares of our Common Stock in the open market at a total cost of $28.5 million, and an average price of $36.96 per share. Through our employee benefit plans, we reissued 118,752 shares for proceeds of $3.9 million. As of March 31, 2005, there were 372,500 remaining shares authorized for repurchase under all repurchase authorizations.
6. Income Taxes
Income tax expense for fiscal 2003, 2004 and 2005 consisted of the following (in thousands):

Fiscal Year Ended March 31,	2003	2004	2005

Current:
Federal	$8,056	$8,255	$24,511
State	154	833	2,095
Foreign	5,863	6,374	5,580

Total current provision for income taxes	$14,073	$15,462	$32,186
Deferred:
Federal	$1,216	$7,851	$584
State	(5)	20	62
Foreign	—	887	8

Total deferred provision for income taxes	$1,211	$8,758	$654

Provision for income taxes	$15,284	$24,220	$32,840

On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and, as of today, uncertainty remains as how to interpret numerous provisions of the Act. As of March 31, 2005, management had not decided whether to, or to what extent, we might repatriate foreign earnings under the Act, and, accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.
64  - Plantronics

part ii
Permanently reinvested foreign earnings were approximately $168.5 million at March 31, 2005. Management expects to complete its analysis and reach a decision on this issue during fiscal year 2006.
The effective tax rate for fiscal 2003, 2004 and 2005 was 26.9%, 28.0% and 25.2%, respectively. During fiscal 2003, 2004 and 2005, the successful completion of routine tax audits and the expiration of certain statutes of limitations resulted in favorable tax adjustments of $1.7 million, $2.7 million and $3.4 million, respectively. Partially offsetting the $3.4 million favorable tax adjustments in 2005 was a write-off of $2.7 million relating to a tax asset that was recorded in connection with the leveraged buy-out that occurred in September of 1988. This tax asset arose in connection with the book versus tax basis difference on certain fixed assets. The tax asset should have been recorded as a component of income tax expense as the related fixed assets were depreciated, impaired or sold, which would have resulted in additional tax expense being recorded over no more than the seven years subsequent to the 1988 leveraged buy-out. Management and the Audit Committee evaluated this write-off and determined that it was immaterial to prior years’ reported results and to the current year’s results, so the adjustment was included in income tax expense in fiscal 2005. The net of the favorable tax adjustments of $3.4 million and the $2.7 write-off was a favorable $0.7 million adjustment to income tax expense in the fourth quarter of fiscal 2005. The combination of our international tax restructuring, the completion of a routine tax audit and the adjustment to write-off the tax asset resulted in an effective tax rate of approximately 16.2% for the fourth quarter of fiscal 2005.
Pre-tax earnings of our foreign subsidiaries were $21.9 million, $29.0 million and $44.2 million for fiscal years 2003, 2004 and 2005, respectively.
The following is a reconciliation between statutory federal income taxes and the total provision for income taxes (in thousands):

Fiscal Year Ended March 31,	2003	2004	2005

Tax expense at statutory rate	$19,866	$30,275	$45,626
Foreign operations taxed at different rates	(1,787)	(3,592)	(12,115)
Foreign tax credit	(135)	(441)	(440)
State taxes, net of federal benefit	154	833	2,095
Research and development credit	(898)	(940)	(1,257)
Net favorable tax contingency adjustments	(1,744)	(2,700)	(694)
Other, net	(172)	785	(375)

	$15,284	$24,220	$32,840

AR 2005 -  65

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

March 31,	2004	2005

Current assets:
Accruals and other reserves	$5,821	$6,983
Net operating loss carryover	6,732	—
Deferred state tax	116	156
Deferred foreign tax	887	894
Other deferred tax assets	411	642

	$13,967	$8,675

Non-current (liabilities):
Deferred gains on sales of properties	$(2,374)	$(2,374)
Unremitted earnings of certain subsidiaries	(3,064)	(3,064)
Other deferred tax liabilities	(2,281)	(2,671)

	$(7,719)	$(8,109)

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
The profit sharing plan provides for the distribution of 5% of quarterly profits to qualified employees. Total profit sharing payments were $3.1 million, $5.2 million and $4.8 million for fiscal 2003, 2004 and 2005, respectively. The 401(k) plan matches 50% of the first 6% of compensation and provides a non-elective company contribution equal to 3% of base salary. Total 401(k) contributions were $2.3 million, $2.4 million and $2.5 million for fiscal 2003, 2004 and 2005, respectively.
8. Commitments and Contingencies
MINIMUM FUTURE RENTAL PAYMENTS. We lease certain equipment and facilities under operating leases expiring in various years through 2015. Minimum future rental payments under non-
66  - Plantronics

part ii
cancelable operating leases having remaining terms in excess of one year as of March 31, 2005 are as follows (in thousands):

Fiscal Year Ending March 31,	Amount

2006	$2,242
2007	2,038
2008	1,993
2009	1,988
2010	1,168
Thereafter	2,042

Total minimum future rental payments	$11,471

Total rent expense for operating leases was approximately $2.7 million in fiscal 2003, $3.0 million in fiscal 2004 and $3.4 million in fiscal 2005.
EXISTENCE OF RENEWAL OPTIONS. Certain operating leases provide for renewal options for periods from one to three years. In the normal course of business, operating leases are generally renewed or replaced by other leases.
CLAIMS AND LITIGATION. We are presently engaged in various legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our financial condition, results of operations or cash flows. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows. We have included in our financial statements a reserve of $1.5 million for possible environmental remediation of the site of one of our previous businesses. While no claims have been asserted against us in connection with this matter, such claims could be asserted in the future and any liability that might result could exceed the amount of the reserve.
9. Segments and Enterprise-Wide Disclosures
SEGMENTS. We design, manufacture, market and sell headsets, telephone headset systems, and other specialty telecommunications products for the hearing impaired. Plantronics considers itself to operate in one business segment.
PRODUCTS AND SERVICES. We design, manufacture, market and sell headsets for business and consumer applications, and other specialty telecommunication products for the hearing impaired. With respect to headsets, we make products for office and contact center use, for use with mobile and cordless
AR 2005 -  67

phones, and for use with computers and gaming consoles. The following table presents net revenues by product group (in thousands):

Fiscal Year Ended March 31,	2003	2004	2005

Net sales from unaffiliated customers:
Office and contact center	$244,358	$273,888	$366,335
Mobile	50,088	92,330	125,262
Gaming and Computer audio	18,494	23,701	39,804
Other specialty products	24,568	27,046	28,594

	$337,508	$416,965	$559,995

MAJOR CUSTOMERS. No customer accounted for 10% or more of total revenues, nor did any one customer account for 10% or more of accounts receivable for fiscal 2003, 2004 or 2005 and as of the respective year ends.
GEOGRAPHIC INFORMATION. For purposes of geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long- lived assets by geographic area (in thousands):

Fiscal Year Ended March 31,	2003	2004	2005

Net sales from unaffiliated customers:
United States	$228,942	$277,217	$375,530
Europe, Middle East and Africa	76,501	102,926	135,030
Asia Pacific and Latin America	20,362	23,188	33,152
Canada and Other International	11,703	13,634	16,283

Total International	108,566	139,748	184,465

	$337,508	$416,965	$559,995

Long-lived assets:
United States	$23,907	$24,129	$31,638
Total International	13,050	17,995	28,107

	$36,957	$42,124	$59,745

10. Stock Option Plans and Stock Purchase Plans
EMPLOYEE STOCK PLAN. In June 2003, the Board of Directors and Shareholders approved the Plantronics Inc. Parent Corporation 2003 Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, 2,000,000 shares of Common Stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were reserved cumulatively since inception for issuance to employees, directors and consultants of Plantronics, as approved by the Compensation Committee of the Board of Directors and the Stock Option Plan Committee (comprised of the CEO and a representative of the Finance, Human Resources and Legal departments). On July 21, 2004 the Stockholders of Plantronics approved the allocation of a further 1,000,000 shares of Common Stock to be issuable thereunder. Under the 2003 Stock Plan, the Company may not grant more
68  - Plantronics

part ii
than 20% of the 1,000,000 Shares initially reserved for issuance as Restricted Stock Awards and Restricted Stock Units and it may not grant more than 20% of the 1,000,000 Shares added to the Plan on July 21, 2004, as Restricted Stock Awards, Restricted Stock Units and Stock Appreciation Rights. The 2003 Stock Plan has a term of 10 years (unless amended or terminated earlier by the Board of Directors), provides for incentive stock options as well as nonqualified stock options to purchase shares of Common Stock, and is due to expire in September 2013.
Under the existing Employee Stock Option Plan, incentive stock options may not be granted at less than 100% of the estimated fair market value of our Common Stock at the date of grant, as determined by the Board of Directors, and the option term may not exceed 7 years. Incentive stock options granted to a 10% stockholder may not be granted at less than 110% of the estimated fair market value of the Common Stock at the date of grant and the option term may not exceed five years. All stock options granted on or after May 16, 2001, may not be granted at less than 100% of the estimated fair market value of our Common Stock at the date of grant.
In September 1993, the Board of Directors approved the Plantronics Inc. Parent Corporation 1993 Stock Option Plan (the “1993 Stock Option Plan”). Under the 1993 Stock Option Plan, 22,927,726 shares of Common Stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were reserved cumulatively since inception for issuance to employees and consultants of Plantronics, as approved by the Compensation Committee of the Board of Directors and the Stock Option Plan Committee (comprised of the CEO and a representative of the Finance, Human Resources and Legal departments). The 1993 Stock Option Plan had a term of 10 years, provided for incentive stock options as well as nonqualified stock options to purchase shares of Common Stock, and the ability to grant new options under this 1993 Stock Option Plan, expired in September 2003.
Options granted prior to June 1999 and after September 2004 generally vest over a four-year period and those options granted subsequent to June 1999 but before September 2004 generally vest over a five-year period. In July 1999, the Stock Option Plan Committee was authorized to make option grants to employees who are not senior executives pursuant to guidelines approved by the Compensation Committee and subject to quarterly reporting to the Compensation Committee.
DIRECTORS’ STOCK OPTION PLAN. In September 1993, the Board of Directors adopted a Directors’ Stock Option Plan (the “Directors’ Option Plan”) and has reserved cumulatively since inception a total of 300,000 shares of Common Stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) for issuance to non-employee directors of Plantronics. The Directors’ Option Plan provides that each non-employee director shall be granted an option to purchase 12,000 shares of Common Stock on the date which the person becomes a new director. Annually thereafter, each continuing non-employee director shall be automatically granted an option to purchase 3,000 shares of Common Stock. At the end of fiscal year 2005, options for 135,000 shares of Common Stock were outstanding under the Directors’ Option Plan. All options were granted at fair market value and generally vest over a four- year period. The ability to grant new options under the Directors’ Option Plan expired by its terms in September 2003, and Directors may participate in the 2003 Stock Option Plan.
AR 2005 -  69

Stock option activity under the 1993 and 2003 Stock Option Plans and the Directors’ Option Plan are as follows:

		Options Outstanding

			Weighted
	Shares		Average
	Available		Exercise
	for Grant	Shares	Price

Balance at March 31, 2002	1,230,338	9,973,666	$19.21
Options authorized	2,000,000	—	—
Options granted	(1,890,503)	1,890,503	16.33
Options exercised	—	(502,147)	4.38
Options cancelled	352,614	(352,614)	24.99

Balance at March 31, 2003	1,692,449	11,009,408	19.22
Options authorized	1,000,000	—	—
Plan shares expired	(270,445)	—	—
Options granted	(2,008,098)	2,008,098	26.73
Options exercised	—	(3,907,112)	16.36
Options cancelled	419,844	(419,844)	23.68

Balance at March 31, 2004	833,750	8,690,550	22.01
Options authorized	1,000,000	—	—
Plan shares expired	(282,256)	—	—
Options granted	(1,533,450)	1,533,450	40.17
Restricted stock awards granted	(60,500)	—	—
Options exercised	—	(1,429,696)	19.62
Options cancelled	310,941	(310,941)	23.93

Balance at March 31, 2005	268,485	8,483,363	25.62

Exercisable at March 31, 2005		5,642,428	$27.03

Options outstanding grouped by exercise price at March 31, 2005 and related weighted average prices and lives are as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	as of	Remaining	Average	as of	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
Range of Exercise Price	2005	Life	Price	2005	Price

$ 5.50-$16.50	1,784,033	5.72	$14.03	1,060,204	$12.69
16.51- 21.35	1,736,175	5.86	19.08	1,195,835	19.27
21.36- 25.84	1,856,220	7.16	24.56	874,130	23.69
25.85- 39.18	1,838,973	6.35	33.17	1,244,297	34.34
39.19- 55.13	1,267,962	6.38	41.49	1,267,962	41.49

$ 5.50-$55.13	8,483,363	6.30	$25.62	5,642,428	$27.03

EMPLOYEE STOCK PURCHASE PLAN. On June 10, 2002, the Board of Directors of Plantronics approved the 2002 Employee Stock Purchase Plan (the “2002 ESPP”), which was approved by the stockholders on July 17, 2002, to provide certain employees with an opportunity to purchase Common
70  - Plantronics

part ii
Stock through payroll deductions. The plan qualifies under Section 423 of the Internal Revenue Code. Under the 2002 ESPP, which is effective through June 2012, the purchase price of our Common Stock is equal to 85% of the lesser of the fair market value of our Common Stock on (i) the first day of the offering period, or (ii) the last day of the offering period. Each offering period is six months long.
There were 56,806, 48,472 and 71,498 shares issued under the ESPP in fiscal 2003, 2004 and 2005, respectively.
FAIR VALUE DISCLOSURES. All options in fiscal 2003, 2004 and 2005 were granted at an exercise price equal to the market value of Plantronics’ Common Stock at the date of grant.
The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used and weighted-average fair values resulted:

							Employee Stock
	Employee Stock Options						Purchase Plan

Fiscal Year Ended March 31,	2003		2004		2005		2003		2004		2005

Expected dividend yield	0.0%		0.0%		0.47%		0.0%		0.0%		0.53%
Expected life (in years)	6.0		6.0		5.1		0.5		0.5		0.5
Expected volatility	59.4%		56.0%		58.2%		46.2%		38.5%		33.4%
Risk-free interest rate	3.4%		3.2%		3.4%		1.2%		1.0%		2.4%
Weighted-average fair value	$9.7	2	$14.8	1	$20.7	0	$3.0	2	$4.6	1	$7.07
Volatility is a measure of the amount by which a price has fluctuated over an historical period. The higher the volatility, the more the returns on the stock can be expected to vary. The risk free interest rate is the rate on a U.S. Treasury bill or bond that approximates the expected life of the option.
11. Goodwill and Intangibles
The aggregate amortization expense on intangibles for fiscal 2003, 2004 and 2005 was $0.9 million, $0.7 million and $0.7 million, respectively. The following table presents information on acquired intangible assets (in thousands):

	2004		2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Useful
March 31,	Amount	Amortization	Amount	Amortization	Life

Intangible assets
Technology	$2,460	$(1,103)	$2,460	$(1,389)	7 years
State contracts	1,300	(418)	1,300	(604)	7 years
Patents	1,170	(283)	1,420	(470)	7 years
Customer lists	533	(533)	533	(533)	3 years
Trademarks	300	(96)	300	(139)	7 years
Non-compete agreements	200	(90)	200	(130)	5 years

Total	$5,963	$(2,523)	$6,213	$(3,265)

AR 2005 -  71

Fiscal Year Ending March 31,

Estimated amortization expense
2006	$757
2007	$747
2008	$717
2009	$563
2010	$103
Thereafter	$61

Total estimated amortization expense	$2,948

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2004 and 2005 (in thousands):

	2004	2005

Balance, April 1	$9,386	$9,386
Carrying value adjustments	—	—

Balance, March 31	$9,386	$9,386

12. Cash Dividends
In the second quarter of fiscal 2005, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share. The Company declared a $0.05 per share cash dividend on July 20, 2004, October 19, 2004 and January 18, 2005 which were paid in September 2004, December 2004 and March 2005, respectively, in the aggregate amount of $7.3 million. On April 26, 2005, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on June 10, 2005 to shareholders of record on May 10, 2005. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.
Under our current credit facility agreement, we have the ability to declare dividends so long as the aggregate amount of all such dividends declared or paid and common stock repurchased or redeemed in any four consecutive fiscal quarter periods shall not exceed 50% of the amount of cumulative consolidated net income in the eight consecutive fiscal quarter periods ending with the fiscal quarter immediately preceding the date as of which the applicable distributions occurred. We are currently in compliance with the covenants and the dividend provision under this agreement.
13. Foreign Currency Hedging
During the first quarter of fiscal year 2003, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which did not have a material impact on our financial position.
Beginning in the first quarter of fiscal year 2003, and during fiscal 2004 and 2005, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange
72  - Plantronics

part ii
contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on the contracts are recorded in other income (expense), offsetting transaction gains and losses on the related assets and liabilities.
As of March 31, 2005, we had a net position of $8.1 million of foreign currency forward-exchange contracts outstanding, in the Euro and Great British Pound, as a hedge against our forecasted foreign currency-denominated receivables, payables and cash balances.
The following table summarizes our net fair value currency position, and approximate U.S. dollar equivalent (in thousands), at March 31, 2005:

	Local	USD
	Currency	Equivalent	Position	Maturity

EUR	4,572	$5,900	Sell	1 month
GBP	1,173	$2,200	Sell	1 month
Foreign currency transaction gains, net of the effect of hedging activity for fiscal 2003, 2004 and 2005 were $0.9 million, $0.9 million and $0.03 million respectively.
Beginning in fiscal 2004, Plantronics expanded its hedging activities to include a hedging program to hedge the economic exposure from Euro and Great British Pound denominated sales. Plantronics periodically hedges foreign currency forecasted transactions related to sales with currency options. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. On a monthly basis, Plantronics enters into monthly option contracts with a one-year term. Plantronics does not purchase options for trading purposes. As of March 31, 2005, we had foreign currency call option contracts of approximately €43.1 million and £14.9 million denominated in Euros and Great British Pounds, respectively. As of March 31, 2005, we also had foreign currency put option contracts of approximately €43.1 million and £14.9 million denominated in Euros and Great British Pounds, respectively. Collectively, our option contracts function as collars to hedge against a portion of our forecasted foreign denominated sales.
During fiscal 2005, Plantronics entered into an additional hedging program to hedge the economic exposure from China Yuan denominated costs related to our manufacturing and design center construction in China. Plantronics hedges these forecasted transactions with forward currency contracts that mature in less than one year. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. As of March 31, 2005, we had foreign currency forward contracts of approximately CNY 94.9 million.
AR 2005 -  73

The following tables summarize our cash flow hedging positions at March 31, 2004 and 2005 respectively (in thousands):
March 31, 2004

	Balance Sheet	Income Statement

	Accumulated Other		Other Income
As of March 31, 2004	Comprehensive Income/(loss)	Net Revenues	and Expenses

Realized loss on closed transactions	$—	$(3,075)	$—
Recognized but unrealized loss on open transactions	(1,937)	—	—

	$(1,937)	$(3,075)	$—

March 31, 2005

	Balance Sheet	Income Statement

	Accumulated Other		Other Income
As of March 31, 2005	Comprehensive Income/(loss)	Net Revenues	and Expenses

Realized loss on closed transactions	$—	$(2,848)	$—
Recognized but unrealized loss on open transactions	(1,615)	—	—

	$(1,615)	$(2,848)	$—

Foreign currency transactions related to cash flow hedging activities using option contracts resulted in a net reduction to revenue of $2.8 for the fiscal year ended March 31, 2005 and $3.1 million for the fiscal year ended March 31, 2004.
14. Related Party Transactions
A member of our Board of Directors is a director and employee of a management consulting firm. We have entered into a consulting arrangement with this firm under which certain management consulting services are provided to Plantronics from time to time. The total amount paid to this firm for the year ended March 31, 2003 were $1.2 million. No material amounts were due to this firm as of March 31, 2004 and March 31, 2005, respectively.
15. Subsequent Events
On April 5th, 2005, we acquired Octiv Inc. of Berkeley, CA, a provider of audio signal processing techno- logy. The total purchase price was less than $10 million.
74  - Plantronics

part ii
report of independent registered public accounting firm
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF PLANTRONICS, INC.
We have completed an integrated audit of Plantronics, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal
AR 2005 -  75

control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
May 25, 2005
76  - Plantronics

part ii
management’s report on internal control over financial reporting
TO OUR STOCKHOLDERS:
Management of Plantronics, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment of internal control over financial reporting, we concluded that, as of March 31, 2005, Plantronics, Inc’s internal control over financial reporting was effective.
Our assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report appears herein.

/s/ Ken Kannappan Ken Kannappan President and Chief Executive Officer May 25, 2005	/s/ Barbara Scherer Barbara Scherer Senior Vice President—Finance & Administration and Chief Financial Officer May 25, 2005
AR 2005 -  77

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a - 15(f) and 15d -15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Our disclosure controls and procedures include components of our internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Management’s assessment of the effectiveness of our disclosure controls and procedures over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See “Management’s Report on Internal Control Over Financial Reporting” on page 77 of this Form 10-K.
Item 9B. Other Information
Not applicable.
78  - Plantronics

part iii
Item 10. Directors and Executive Officers of the Registrant
The information regarding the identification and business experience of our directors under the caption “Nominees” under the main caption “Proposal One—Election of Directors” in our definitive 2005 Proxy Statement for the annual meeting of stockholders to be held on July 21, 2005, expected to be filed with the Securities and Exchange Commission on or about May 27, 2005 is incorporated herein by this reference. For information regarding the identification and business experience of our executive officers, see “Executive Officers” at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to our executive officers and directors under the caption “Compliance With Section 16(a) of the Exchange Act” in our 2005 Proxy Statement is incorporated herein by this reference.
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
Stockholders may request a free copy of the Code:
Plantronics, Inc.
345 Encinal Street
Santa Cruz, CA 95060
Attn: Investor Relations
(831) 426-5858
Corporate Governance Guidelines
Plantronics has adopted the Corporate Governance Guidelines, which are available on Plantronics’ website under the corporate governance section of the Investor Relations portal (www.plantronics.com). Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone numbers set forth above under “—Code of Ethics.”
Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “Compensation of Directors” in our 2005 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information under the captions “Equity Compensation Plan Information” and “Security Ownership of Principal Stockholders and Management” under the main caption “Additional Information” in the 2005 Proxy Statement are incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions
The information under the caption “Certain Transactions” in the 2005 Proxy Statement is incorporated herein by this reference.
AR 2005 -  79

With the exception of the information specifically incorporated by reference from the 2005 Proxy Statement in Part III of this Annual Report on Form 10-K, the 2005 Proxy Statement shall not be deemed to be filed as part of this report.
Item 14. Principal Accountant Fees and Services
The information under the captions “Proposal Four” in our 2005 Proxy Statement is incorporated herein by reference.
80  - Plantronics

part iv
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements. See Item 8.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

page

CONSOLIDATED BALANCE SHEETS	49
CONSOLIDATED STATEMENTS OF INCOME	50
CONSOLIDATED STATEMENTS OF CASH FLOWS	51
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	52
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	53
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	77
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	75
(2) Financial Statement Schedules.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(IN THOUSANDS)

		Charged to
	Balance at	Expenses		Balance at
	Beginning	or Other		End of
	of Year	Accounts	Deductions	Year

Allowance for doubtful accounts:
Year ended March 31, 2003	$3,010	$1,263	$(912)	$3,361
Year ended March 31, 2004	3,361	925	(750)	3,536
Year ended March 31, 2005	3,536	1,814	(1,530)	3,820

Inventory reserves:
Year ended March 31, 2003	6,372	2,872	(836)	8,408
Year ended March 31, 2004	8,408	2,495	(1,673)	9,230
Year ended March 31, 2005	9,230	2,311	(2,681)	8,860

Warranty reserves:
Year ended March 31, 2003	6,420	8,320	(8,835)	5,905
Year ended March 31, 2004	5,905	9,582	(8,692)	6,795
Year ended March 31, 2005	6,795	9,066	(9,891)	5,970
AR 2005 -  81

(3) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number		Description of Document

3.1		Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

3	.1.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

3	.1.2	Certificate of Amendment to Amended and Restated By-Laws of Plantronics, Inc.

3	.2.1	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001- 12696), filed on March 4, 1994).

3	.2.2	Certificate of Retirement and Elimination of Preferred Stock and Common Stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated herein by reference from Exhibit (3.3) of the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 27, 1996).

3	.2.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 8, 1997).

3	.2.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference from Exhibit (4.2) to the Registrant’s Registration Statement on Form S-8 (File No. 001-12696), filed on October 31, 2000).

3.3		Registrant’s Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002 (incorporated herein by reference from Exhibit (3.6) to the Registrant’s Form 8-A (File No. 001-12696), filed on March 29, 2002).

4.1		Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference from Exhibit (4.1) to the Registrant’s Form 8-A (File No. 001-12696), filed on March 29, 2002).

10	.1*	Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference from Exhibit (10.1) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10	.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives.

10	.3.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10	.3.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).
82  - Plantronics

part iv

Exhibit
Number		Description of Document

10	.4.1	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.1) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10	.4.2	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.2) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10	.4.3	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.3) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10	.4.4	Lease Agreement dated October 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.4) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.5		Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No.33-70744), filed on October 20, 1993).

10	.6*	Amended and Restated 2003 Stock Plan (incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on May 26, 2004).

10	.7*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

10	.8.1*	1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.29) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10	.8.2*	Amendment to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant’s Registration Statement on Form S-8 (File No. 333-14833), filed on October 25, 1996).

10	.8.3*	Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10	.8.4*	Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10	.8.5*	Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).
AR 2005 -  83

Exhibit
Number		Description of Document

10	.9.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from Exhibit (10.10.2) to the Registrant’s Annual Report on Form 10-K (File Number 001-12696), filed on September 21, 2002).

10	.9.1	Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/ Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant’s Registration Statement on Form S-8 (File No. 333-19351), filed on January 7, 1997).

10	.9.2*	Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10	.10*	Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.11.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference from Exhibit (4.5) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.11.2	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference from Exhibit (4.6) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333- 19351), filed on March 25, 1997).

10	.11.3	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference from Exhibit (4.7) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.12.1*	Employment Agreement dated as of October 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.15) to the Registrant’s Annual Report on Form 10-K405 (File No. 001-12696), filed on September 1, 2000).

10	.12.2*	Employment Agreement dated as of November 1996 between Registrant and Don Houston (incorporated herein by reference from Exhibit (10.14.2) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10	.12.3*	Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10	.12.4*	Employment Agreement dated as of June 2003 between Registrant and Phillip Vanhoutte.

10	.12.5*	Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10	.13.1	Credit Agreement dated as of October 31, 2003 between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.1) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).

10	.13.2	Credit Agreement Amendment No. 1 dated as of August, 1, 2004, between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.15.2) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on November 5, 2004).
84  - Plantronics

part iv

Exhibit
Number		Description of Document

10	.14*	Restricted Stock Award Agreement dated as of October 12, 2004, between Registrant and certain of its executive officers (incorporated herein by reference from Exhibit (10.1) of the Registrant’s Current Report on Form 8-K (File No. 001-12696), filed on October 14, 2004).

14		Worldwide Code of Business Conduct and Ethics

21		Subsidiaries of the Registrant.

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1		CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2		CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO and CFO

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
AR 2005 -  85

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plantronics, Inc.

By:	/s/ Ken Kannappan

Ken Kannappan
Chief Executive Officer
May 31, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Kannappan (Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 31, 2005

/s/ Barbara Scherer (Barbara Scherer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 31, 2005

/s/ Marv Tseu (Marv Tseu)	Chairman of the Board and Director	May 31, 2005

/s/ Patti Hart (Patti Hart)	Director	May 31, 2005

/s/ Trude Taylor (Trude Taylor)	Director	May 31, 2005

/s/ Roger Wery (Roger Wery)	Director	May 31, 2005

/s/ Greggory Hammann (Greggory Hammann)	Director	May 31, 2005
86  - Plantronics

exhibit index

Exhibit
Number		Description of Document

3.1		Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

3	.1.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

3	.1.2	Certificate of Amendment to Amended and Restated By-Laws of Plantronics Inc.

3	.2.1	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001- 12696), filed on March 4, 1994).

3	.2.2	Certificate of Retirement and Elimination of Preferred Stock and Common Stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated herein by reference from Exhibit (3.3) of the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 27, 1996).

3	.2.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 8, 1997).

3	.2.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference from Exhibit (4.2) to the Registrant’s Registration Statement on Form S-8 (File No. 001-12696), filed on October 31, 2000).

3.3		Registrant’s Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002 (incorporated herein by reference from Exhibit (3.6) to the Registrant’s Form 8-A (File No. 001-12696), filed on March 29, 2002).

4.1		Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference from Exhibit (4.1) to the Registrant’s Form 8-A (File No. 001-12696), filed on March 29, 2002).

10	.1*	Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference from Exhibit (10.1) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10	.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives.

10	.3.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10	.3.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

exhibit index

Exhibit
Number		Description of Document

10	.4.1	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.1) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10	.4.2	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.2) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10	.4.3	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.3) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10	.4.4	Lease Agreement dated October 2004 between Finsa Portafolios, S.A. DE C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.4) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.5		Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10	.6*	Amended and Restated 2003 Stock Plan (incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on May 26, 2004).

10	.7*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

10	.8.1*	1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.29) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10	.8.2*	Amendment to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant’s Registration Statement on Form S-8 (File No. 333-14833), filed on October 25, 1996).

10	.8.3*	Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10	.8.4*	Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

Exhibit
Number		Description of Document

10	.8.5*	Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

10	.9.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from Exhibit (10.10.2) to the Registrant’s Annual Report on Form 10-K (File Number 001-12696), filed on September 21, 2002).

10	.9.1	Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/ Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant’s Registration Statement on Form S-8 (File No. 333-19351), filed on January 7, 1997).

10	.9.2*	Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10	.10*	Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.11.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference from Exhibit (4.5) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.11.2	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference from Exhibit (4.6) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333- 19351), filed on March 25, 1997).

10	.11.3	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference from Exhibit (4.7) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.12.1*	Employment Agreement dated as of October 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.15) to the Registrant’s Annual Report on Form 10-K405 (File No. 001-12696), filed on September 1, 2000).

10	.12.2*	Employment Agreement dated as of November 1996 between Registrant and Don Houston (incorporated herein by reference from Exhibit (10.14.2) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10	.12.3*	Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10	.12.4*	Employment Agreement dated as of June 2003 between Registrant and Phillip Vanhoutte.

10	.12.5*	Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10	.13.1	Credit Agreement dated as of October 31, 2003 between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.1) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).

exhibit index

Exhibit
Number		Description of Document

10	.13.2	Credit Agreement Amendment No. 1 dated as of August, 1, 2004, between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.15.2) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on November 5, 2004).

10	.14*	Restricted Stock Award Agreement dated as of October 12, 2004, between Registrant and certain of its executive officers (incorporated herein by reference from Exhibit (10.1) of the Registrant’s Current Report on Form 8-K (File No. 001-12696), filed on October 14, 2004).

14		Worldwide Code of Business Conduct and Ethics

21		Subsidiaries of the Registrant.

23		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1		CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2		CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO and CFO

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.