Form 10-Q
period 2005-06-30
PLANTRONICS INC /CA/
filed 2005-08-10
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

The number of shares outstanding of Plantronics' common stock as of July 29, 2005 was 47,238,013.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$78,398	$87,505
Marketable securities	164,416	124,723
Accounts receivable, net	87,558	88,576
Inventory, net	60,201	56,441
Deferred income taxes	8,675	9,915
Other current assets	7,446	11,196
Total current assets	406,694	378,356
Property, plant and equipment, net	59,745	66,445
Intangibles, net	2,948	7,146
Goodwill	9,386	11,562
Other assets	9,156	8,969
Total assets	$487,929	$472,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,316	$25,926
Accrued liabilities	39,775	34,826
Income taxes payable	11,080	15,561
Total current liabilities	71,171	76,313
Deferred tax liability	8,109	9,230
Long term liabilities	2,930	2,344
Total liabilities	82,210	87,887

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares
authorized, no shares outstanding	-	-
Common stock, $0.01 par value per share; 100,000 shares
authorized, 65,110 shares and 65,173 shares outstanding
at March 31, 2005 and June 30, 2005 respectively	651	652
Additional paid-in capital	293,735	295,732
Deferred stock compensation	(2,220)	(2,099)
Accumulated other comprehensive income	1,583	6,193
Retained earnings	437,867	457,198
	731,616	757,676
Less: Treasury stock (common: 16,681 and 18,039 shares
at March 31, 2005 and June 30, 2005, respectively) at cost	(325,897)	(373,085)
Total stockholders' equity	405,719	384,591
Total liabilities and stockholders' equity	$487,929	$472,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2005
Net revenues	$131,370	$148,909
Cost of revenues	61,703	75,760
Gross profit	69,667	73,149

Operating expenses:
Research, development and engineering	10,044	13,766
Selling, general and administrative	28,920	29,892
Total operating expenses	38,964	43,658
Operating income	30,703	29,491
Interest and other income, net	335	232
Income before income taxes	31,038	29,723
Income tax expense	8,691	8,025
Net income	$22,347	$21,698

Net income per share - basic	$0.47	$0.46
Shares used in basic per share calculations	47,725	47,386

Net income per share - diluted	$0.44	$0.44
Shares used in diluted per share calculations	50,428	49,335

Cash dividends declared per common share	$0.00	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,347	$21,698
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,759	3,480
Amortization of deferred stock based compensation	-	121
Provision for doubtful accounts	1,084	81
Benefit from excess and obsolete inventories	(900)	(452)
Deferred income taxes	3	1,141
Income tax benefit associated with stock option exercises	870	246
Loss on disposal of fixed assets	262	18
Changes in assets and liabilities, net of effects of the acquisition of Octiv:
Accounts receivable	(4,779)	(1,100)
Inventory	(5,756)	4,278
Other current assets	7,219	1,577
Other assets	(31)	221
Accounts payable	7,133	5,335
Accrued liabilities	(3,035)	(4,664)
Income taxes payable	6,158	3,895
Cash provided by operating activities	33,334	35,875

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	71,800	96,000
Purchase of marketable securities	(85,450)	(56,306)
Purchase of Octiv, net of cash acquired	-	(7,388)
Capital expenditures and other assets	(9,285)	(10,826)
Cash provided by (used for) investing activities	(22,935)	21,480

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(47,273)
Proceeds from sale of treasury stock	407	466
Proceeds from exercise of stock options	5,545	1,352
Payment of cash dividends	-	(2,367)
Cash provided by (used for) financing activities	5,952	(47,822)
Effect of exchange rate changes on cash and cash equivalents	342	(426)
Net increase in cash and cash equivalents	16,693	9,107
Cash and cash equivalents at beginning of the period	55,952	78,398
Cash and cash equivalents at end of the period	$72,645	$87,505

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$37	$20
Income taxes	$1,901	$3,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," "we," or "our") and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All intercompany balances and transactions have been eliminated.

Plantronics has prepared these financial statements in conformity with generally accepted accounting principles in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended April 2, 2005. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended April 2, 2005. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

Plantronics' fiscal year ends on the Saturday closest to March 31. The current fiscal year ends on April 1, 2006 and our prior fiscal year ended on April 2, 2005. The Company's current and prior fiscal years consist of 52 weeks. The first fiscal quarter end of fiscal 2006 was on July 2, 2005, and the corresponding quarter end for fiscal 2005 was on July 3, 2004. Both the current and corresponding fiscal quarter a year ago consist of 13 weeks.

For purposes of presentation, we have indicated our accounting year as ending on March 31 and our interim quarterly periods as ending on the applicable month end.

Certain prior period balances have been reclassified to conform to the current period presentation including auction rate securities from cash and cash equivalents to marketable securities on the consoldated balance sheets. The resulting impact of this reclassification on the statements of cash flows for the three month period ended June 30, 2004 was an increase to purchases of marketable securities of $85.5 million and an increase to proceeds from maturities of marketable securities of $71.8 million.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board ("FASB") approved the consensus reached on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of EITF Issue No. 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF Issue No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position ("FSP") EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF Issue No. 03-1 until further notice. The disclosure requirements of EITF Issue No. 03-1 were effective for our year ended March 31, 2005. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF Issue No. 03-1.

In December 2004, the FASB issued FASB Staff Position No. FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA. We are currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. We estimate the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment," ("SFAS 123R") which is required to be adopted by Plantronics in the first quarter of fiscal 2007. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently evaluating SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of SFAS 123R. The impact of the adoption of SFAS 123R and SAB 107 cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years, but is expected to have a material adverse impact on our results of operations upon adoption. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in Note 8 to these Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is required to be adopted by Plantronics in the second quarter of fiscal 2006. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is required to be adopted by Plantronics in the second quarter of fiscal 2006. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations," and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This Interpretation is effective for fiscal years ending after December 15, 2005. Accordingly, we are required to adopt FIN 47 in our fiscal year ending March 31, 2006. The adoption of SFAS 47 is not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2007. The adoption of SFAS 154 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

3. ACQUISITION

On April 4, 2005, we completed the acquisition of 100% of the outstanding shares of a privately held company, Octiv, Inc. ("Octiv"), for $7.4 million in cash pursuant to the terms of an Agreement and Plan of Merger dated March 28, 2005. In connection with the acquisition, Octiv's name was changed to Volume Logic™, Inc., which is now a wholly-owned subsidiary of Plantronics.

Octiv was founded in 1999 by a group of audio professionals who developed a core audio technology to solve the problem of inconsistent volume levels and sound quality common to many forms of audio delivery. A variety of markets currently use Octiv's Volume Logic technology, including home entertainment, digital music libraries, professional broadcast and the hearing impaired. The Octiv acquisition provides core technology to improve audio intelligibility in our products.

The results of operations of Octiv have been included in our consolidated results of operations beginning on April 4, 2005. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $7.8 million, consisting of cash, and other costs directly related to the acquisition as follows (in thousands):

Purchase price, net of cash acquired	$7,388
Direct acquisition costs	388

Total consideration	$7,776

The fair values of the intangible assets acquired were estimated with the assistance of an independent appraisal. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fair Value at
April 4, 2005
Tangible assets:
Current assets, excluding cash acquired	$102
Property, plant and equipment	72

Total tangible assets acquired	174

Liabilities:
Current liabilities	(334)

Total liabilities assumed	$(334)

Goodwill	2,176
Deferred tax assets	2,970
Other intangible assets consisting of:
Existing technologies	4,500
Deferred tax liability	(1,710)
Total	7,936

Total consideration	$7,776

Acquired intangible assets are comprised of developed technologies, which are being amortized over their estimated useful lives of 10 years. Goodwill, representing the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized; however, it will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142 "Goodwill and Intangible Assets." ("SFAS 142"). Goodwill is not deductible for tax purposes.

4. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31,	June 30,
	2005	2005
	(in thousands)
Accounts receivable, net:
Accounts receivable	$110,324	$109,030
Less: provisions for returns, promotions and rebates	(18,946)	(16,552)
Less: allowance for doubtful accounts	(3,820)	(3,902)
	$87,558	$88,576

Inventory, net:
Finished goods	$34,998	$34,112
Work in process	1,590	2,008
Purchased parts	23,613	20,321
	$60,201	$56,441

Property, plant and equipment, net:
Land	$6,161	$6,082
Buildings and improvements (useful life 7-30 years)	29,752	30,090
Machinery and equipment (useful life 2-10 years)	72,773	74,637
Capital in progress	10,009	17,284
	118,695	128,093
Less: accumulated depreciation	(58,950)	(61,648)
	$59,745	$66,445

Accrued liabilities:
Employee benefits	$17,477	$14,887
Accrued advertising and sales and marketing	2,705	2,199
Warranty accrual	5,970	6,196
Accrued losses on hedging instruments	2,523	358
Accrued other	11,100	11,186
	$39,775	$34,826

5. FOREIGN CURRENCY TRANSACTIONS

The functional currency of our manufacturing operations and design center in Mexico, our foreign research and development facilities, and our foreign sales and marketing offices, except for our Netherlands entity, is the local currency of the respective operations. For these foreign operations, we translate assets and liabilities into U.S. dollars using period-end exchange rates in effect as of the balance sheet date and translate revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in Accumulated other comprehensive income (loss) as a separate component of stockholders' equity in the Consolidated Balance Sheets.

The functional currency of our European finance, sales and logistics headquarters in the Netherlands, and our manufacturing facility being constructed in China is the U.S. dollar. For these foreign operations, assets and liabilities are remeasured at the period-end or historical rates as appropriate. Revenues and expenses are remeasured at average monthly rates. Currency transaction gains and losses are recognized in current operations.

Plantronics has entered into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. These transactions are designated as fair value hedges.

Gains and losses resulting from exchange rate fluctuations on foreign exchange forward contracts are recorded in interest and other income, net, and are offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities being hedged. Fair values of foreign exchange forward contracts are determined using quoted market forward rates. Plantronics does not enter into foreign currency forward contracts for trading purposes.

As of June 30, 2005, we had foreign currency forward contracts of approximately €8.0 million and £1.9 million denominated in Euros and Pounds, respectively. These forward contracts hedge against a portion of our expected foreign currency-denominated receivables, payables and cash balances.

The following table summarizes our net fair value currency position, and approximate U.S. dollar equivalent, at June 30, 2005 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	8,022	$9,600	Sell	1 month
GBP	1,866	$3,300	Sell	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of approximately $1.6 million for the fiscal quarter ended June 30, 2005, compared to a slight loss for the fiscal quarter ended June 30, 2004.

Beginning in fiscal 2004, Plantronics expanded its hedging activities to include a hedging program to hedge the economic exposure from Euro and Great British Pound denominated sales. Plantronics periodically hedges foreign currency forecasted transactions related to sales with currency options. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. On a monthly basis, Plantronics enters into option contracts with a one-year term. Plantronics does not purchase options for trading purposes. As of June 30, 2005, we had foreign currency put and call option contracts of approximately €43.7 million and £16.7 million. Collectively, our option contracts function as collars to hedge against a portion of our forecasted foreign denominated sales.

During fiscal 2005, Plantronics entered into an additional hedging program to hedge the economic exposure from China Yuan denominated costs related to our manufacturing and design center construction in China. Plantronics hedges these forecasted transactions with forward currency contracts that mature in less than one year. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. As of June 30, 2005 we had foreign currency forward contracts of approximately CNY80 million (USD equivalent of $9.9 million).

The following table summarizes our cash flow hedging positions at June 30, 2005 (in thousands):

	Balance Sheets			Statements of Operations
	Accumulated Other			Net Sales
	Comprehensive Income (loss)			Three Months Ended June 30,

	March 31, 2005	June 30, 2005		2004	2005

Realized loss on closed transactions	$-		$	$(488)	$(416)

Recognized but unrealized gain (loss) on open transactions	(1,615)	4,054		-

	$(1,615)	$4,054		$(488)	$(416)

6. MARKETABLE SECURITIES

Investments maturing between 3 and 12 months from the date of purchase are classified as marketable securities. Nearly all our investments are held in our name at a limited number of major financial institutions. At March 31, and June 30, 2005, all of our investments were classified as available-for-sale and are carried at fair value based upon quoted market prices at the end of the reporting period. Resulting unrealized gains and losses are recorded as a separate component of Accumulated other comprehensive income (loss) in stockholders' equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded.

The following table presents the Company's marketable securities.

	Marketable Securities
	(in thousands)
	Cost	Unrealized	Unrealized	Accrued	Fair
	Basis	Gain	Loss	Interest	Value
Balances at March 31, 2005

Auction Rate Certificates	$146,650	$-	$-	$720	$147,370
Auction Rate	5,000	-	-	1	5,001
Municipal Bonds	7,995	-	(15)	64	8,044
Government Agency Bonds	4,000	-	(9)	10	4,001

Total Marketable Securities	$163,645	$-	$(24)	$795	$164,416

	Marketable Securities
	(in thousands)
	Cost	Unrealized	Unrealized	Accrued	Fair
	Basis	Gain	Loss	Interest	Value
Balances at June 30, 2005

Auction Rate Certificates	$107,050	$-	$-	$577	$107,627
Auction Rate Preferred	5,000	-	-	1	5,001
Municipal Bonds	7,996	-	(22)	92	8,066
Government Agency Bonds	4,000	-	(6)	35	4,029

Total Marketable Securities	$124,046	$-	$(28)	$705	$124,723

7. COMPUTATION OF EARNINGS PER COMMON SHARE

Basic earnings per share ("EPS") is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the exercise of stock options.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS (in thousands, except earnings per share):
	Three Months Ended
	June 30,
	2004	2005

Net income	$22,347	$21,698

Weighted average shares-basic	47,725	47,386
Effect of unvested restricted stock awards	-	19
Effect of dilutive securities - employee stock options	2,703	1,930
Weighted average shares-diluted	50,428	49,335

Earnings per share-basic	$0.47	$0.46

Earnings per share-diluted	$0.44	$0.44

Dilutive potential common shares include employee stock options. Outstanding stock options to purchase approximately 353,514 and 1,921,504 shares of Plantronics' stock at June 30, 2004 and 2005, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

8. PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of awards granted. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and to provide additional disclosures with respect to the pro forma effects of adoption had we recorded compensation expense as provided in SFAS 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure as it Relates to Interim Disclosures."

Had compensation expense for our stock option and stock purchase plans been determined based on a fair value method as prescribed by SFAS 123, our net income and net income per share would have been as follows (in thousands, except earnings per share):

	Three Months Ended June 30,
	2004	2005

Net income:
Net income - as reported	$22,347	$21,698
Add Stock-based employee compensation expense, net of tax effect, included in net income	-	121
Less stock based compensation expense determined under fair value based method, net of taxes	(4,133)	(3,139)
Net income - pro forma	$18,214	$18,680

Basic net income per share - as reported	$0.47	$0.46
Basic net income per share - pro forma	$0.38	$0.39
Diluted net income per share - as reported	$0.44	$0.44
Diluted net income per share - pro forma	$0.36	$0.38

The impact on pro forma net income and net income per share in the table above may not be indicative of the effect in future years as options vest over several years and we continue to grant stock options to new and current employees.

	Employee		Employee
	Stock Options		Stock Purchase Plan
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Expected dividend yield	0.0%	0.6%	0.0%	0.5%
Expected life (in years)	6.0	5.0	0.5	0.5
Expected volatility	59.5%	57.4%	38.5%	37.2%
Risk-free interest rate	3.7%	3.9%	1.0%	3.3%

Weighted-average fair value	$22.10	$18.23	$4.61	$7.33

Volatility is a measure of the amount by which a price has fluctuated over an historical period. The higher the volatility, the more the returns on the stock can be expected to vary. The risk free interest rate is the rate on a U.S. Treasury bill or bond that approximates the expected life of the option.

9. RESTRICTED COMMON STOCK AWARDS

During fiscal 2005, Plantronics issued restricted stock awards, representing an aggregate of 60,500 shares, in accordance with the amended and restated 2003 Stock Plan, for which the exercise price payable by employees is $0.01 per share.  Compensation cost for restricted stock awards is recognized in an amount equal to the fair value of the award at the date of grant, which totaled $2.4 million.  Such expense is recorded on a straight-line basis over the vesting period of the award, unless forfeited in the event of termination of employment, with the offsetting entry to additional paid-in capital.  Compensation expense relating to these restricted stock awards was zero and $0.1 million for the three months ended June 30, 2004 and 2005, respectively. Plantronics did not issue any restricted common stock during the three month periods ended June 30, 2004 and 2005.

10. CASH DIVIDENDS

In the second quarter of fiscal 2005, the Company's Board of Directors initiated a quarterly cash dividend. The company declared a $0.05 per share cash dividend on April 26, 2005, which was paid in the aggregate amount of $2.4 million. On July 19, 2005, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share of our common stock, payable on September 9, 2005 to shareholders of record on August 12, 2005.

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

11. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows (in thousands):
	Three Months Ended
	June 30,
	2004	2005
Net income	$22,347	$21,698
Unrealized loss on cash flow hedges, for the three months ended June 30, 2004 and 2005, net of tax
of ($431) and $113, respectively	(1,007)	5,645
Foreign currency translation gains, for the three months ended June 30, 2004 and 2005, net of tax
of $534 and ($280), respectively	1,246	(759)
Unrealized gain on investments, for the three months ended June 30, 2004 and 2005, net of tax
of $0 and $1, respectively	-	5
Comprehensive income	$22,586	$26,589

12. INCOME TAXES

The effective tax rate differs from the statutory rate because Plantronics operates in many foreign jurisdictions with lower statutory tax rates than the United States. While it is difficult to predict the tax rate for fiscal 2006, we still expect it to be approximately 27%; however, the tax rate may be affected by the closing of acquisitions, the repatriation of any foreign earnings, the mix of tax jurisdictions in which profits are determined to be earned and taxed, changes in estimates, and credits, benefits and deductions.*

On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the "AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. As of June 30, 2005, management had not decided whether to, or to what extent, we might repatriate foreign earnings under the AJCA, and, accordingly, the financial statements do not reflect any provision for taxes on un-remitted foreign earnings. Management expects to complete its analysis and reach a decision on this issue in fiscal 2006.

13. PRODUCT WARRANTY OBLIGATIONS

Plantronics provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. Our warranties generally start from the delivery date and continue for up to two years depending on the product purchased. In North America, our retail products generally have a one year warranty except for call center and office headsets, and amplifiers, which have a two year warranty. In Europe, our products generally have a two year warranty. Factors that affect our warranty obligation include product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liability quarterly and make adjustments to the liability if necessary.

Changes in our warranty obligation, which are included as a component of "Accrued liabilities" on the condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	June 30,
	2004	2005
Warranty liability at beginning of period	$6,795	$5,970
Warranty provision relating to product shipped during the quarter	2,606	3,060
Deductions for warranty claims processed	(2,413)	(2,834)
Warranty liability at end of period	$6,988	$6,196

14. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

SEGMENTS

Plantronics considers itself to operate in one business segment.

PRODUCTS AND SERVICES

We design, manufacture, market and sell headsets for business and consumer applications, and other specialty products for the hearing impaired. With respect to headsets, we make products for office and contact center use, for use with mobile and cordless phones, and for use with computers and gaming consoles. The following table presents net revenues by product group (in thousands):

	Three Months Ended
	June 30,
	2004	2005
Net revenues from unaffiliated customers:
Office and Contact Center	$82,815	$105,425
Mobile	34,458	26,868
Gaming and Computer Audio	6,992	9,344
Other specialty products	7,105	7,272
	$131,370	$148,909

MAJOR CUSTOMERS

No customer accounted for 10% or more of total revenues for the three months ended June 30, 2004 and 2005, nor did any one customer account for 10% or more of accounts receivable from consolidated sales at June 30, 2005 or March 31, 2005.

GEOGRAPHIC INFORMATION

For purposes of geographical reporting, revenues are attributed to the geographical location of the sales and service organizations. The following table presents net revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended
	June 30,
	2004	2005
Net revenues from unaffiliated customers:

United States	$89,088	$96,685

Europe, Middle East and Africa	29,801	35,822
Asia Pacific and Latin America	8,878	11,849
Canada and Other International	3,603	4,553
Total International	42,282	52,224
	$131,370	$148,909

	March 31,	June 30,
	2005	2005
Long-lived assets:
United States	$31,638	$33,400
Total International	28,107	33,045
	$59,745	$66,445

15. GOODWILL

The changes in the carrying value of goodwill during the three months ended June 30, 2005 were as follows (in thousands):
Balance at March 31, 2005	$9,386
Additions	2,176
Balance at June 30, 2005	$11,562

Additions to goodwill during the three months ended June 30, 2005 resulted from the acquisition of Octiv. See Note 3.

In accordance with SFAS No. 142, we review goodwill for impairment annually and more frequently if an event or circumstance indicates that an impairment loss has occurred. During the fourth quarter of fiscal 2005, we completed the annual impairment test which indicated that there was no impairment. There were no events or changes in circumstances during the three months ended June 30, 2005 which triggered an impairment review.

16. INTANGIBLES

The aggregate amortization expense relating to intangible assets for the three months ended June 30, 2004 and 2005 was $0.2 million and $0.3 million, respectively. The following table presents information on acquired intangible assets (in thousands):

	March 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Useful
Intangible assets	Amount	Amortization	Amount	Life

Technology	$2,460	$(1,389)	$1,071	7 years
State contracts	1,300	(604)	696	7 years
Patents	1,420	(470)	950	7 years
Customer lists	533	(533)	-	3 years
Trademarks	300	(139)	161	7 years
Non-compete agreements	200	(130)	70	5 years
Total	$6,213	$(3,265)	$2,948

	June 30, 2005
	Gross Carrying	Accumulated	Net Carrying	Useful
	Amount	Amortization	Amount	Life

Technology	$6,960	$(1,573)	$5,387	7-10 years
State contracts	1,300	(650)	650	7 years
Patents	1,420	(521)	899	7 years
Customer lists	533	(533)	-	3 years
Trademarks	300	(150)	150	7 years
Non-compete agreements	200	(140)	60	5 years
Total	$10,713	$(3,567)	$7,146

The estimated future amortization expense of purchased intangible assets as of June 30, 2005 is as follows (in thousands):

Fiscal year ending March 31,	Amount

Remainder of 2006	$905
2007	1,197
2008	1,167
2009	1,014
2010	553
Thereafter	2,310

Total	$7,146

17. SUBSEQUENT EVENTS

On July 11, 2005, we entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Sonic Acquisition Corporation, a Pennsylvania corporation and direct wholly-owned subsidiary of Plantronics (the "Merger Sub"), Altec Lansing Technologies, Inc, a Pennsylvania corporation ("Altec Lansing") and certain other parties named therein. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Merger Sub will merge with and into Altec Lansing, with Altec Lansing continuing as the surviving corporation and a wholly-owned subsidiary of Plantronics. We will acquire all of the capital stock of Altec Lansing through the Merger Sub for a cash purchase price including acquisition costs of approximately $166-$168 million. Following the close of the transaction, the resulting wholly-owned subsidiary of Plantronics will be called Altec Lansing Technologies, Inc. Altec Lansing designs and manufactures a wide range of computer and home entertainment sound systems and a line of headphones and headsets for the retail and OEM channel markets worldwide. While Plantronics and Altec Lansing have executed a definitive agreement, there is no assurance we will complete the transaction because, for example, the parties may fail to satisfy conditions for closing.

On July 11, 2005, we entered into a Second Amendment to Credit Agreement (the "Second Amendment"), which amends the Credit Agreement dated July 31, 2003 with a major bank. The Second Amendment extends the revolving termination date from August 1, 2006 to August 1, 2010, increases the revolving credit from $75 million to $100 million, and reduces the spread over LIBOR from 0.875% to 0.750%. Additionally, the financial covenant requiring us to maintain a minimum interest coverage ratio is replaced by a requirement that we maintain a minimum annual net income. The Second Amendment also permits our acquisition of Altec Lansing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as "expect,""anticipate,""believe,""intend,""plan,""will," or "shall," and include, but are not necessarily limited to, all of the statements marked in this Quarterly Report on Form 10-Q with an asterisk ("*"). Such forward-looking statements are based on current expectations and entail various risks and uncertainties. For a discussion of such risk factors and uncertainties, this Quarterly Report on Form 10-Q should be read in conjunction with the "Risk Factors Affecting Future Operating Results," included herein. The following discussions titled "Results of Operations" and "Financial Condition," should be read in conjunction with those risk factors, the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

OVERVIEW:

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

Compared with the first quarter of fiscal 2005, total revenues increased 13.4% from $131.4 million to $148.9 million in the first quarter of fiscal 2006. This increase is mainly due to a 27% increase in revenue from our Office and Contact Center products which accounts for the highest proportion of our revenues, but also due to strong growth in our Gaming and Computer products, which increased by 34%, partially offset by a decline in mobile revenues.

Gross margins for the corresponding period decreased by 3.9 percentage points, from 53.0% in the first quarter of fiscal 2005 to 49.1% in the first quarter of fiscal 2006, primarily due to higher manufacturing cost variances from lower utilization of our manufacturing capacity and associated overhead. The gross margin decrease was the primary reason for operating income to decrease from $30.7 million to $29.5 million compared to the same quarter one year ago. Despite the decline in gross margin, we continued our investments in critical areas such as the development of new products, expansion of our local and international design centers, and broadening our global sales presence. However, the overall increase in operating expenses was slightly less than the growth of our revenues, which resulted in operating expenses as a percentage of revenues being essentially flat year over year.

Net income for the quarter ended June 30, 2005 was $21.7 million or 14.6% of revenues, compared to net income of $22.3 million or 17.0% of revenues in the quarter ended June 30, 2004. Diluted earnings per share for the quarter ended June 30, 2005 was $0.44 compared to $0.44 per share in the quarter ended June 30, 2004.

In addition, operating cash flows increased $2.6 million to $35.9 million during the quarter ended June 30, 2005 compared to $33.3 million in the quarter ended June 30, 2004.

In the first quarter of fiscal 2006, we remained focused on our overall long-term strategy, which is to increase headset adoption in the enterprise markets through our wireless products. In addition, we have a strong consumer focus in the mobile, gaming and computer, and the audio entertainment areas as we see large overlaps between these markets and our business-to-business markets. We believe that the overall demand for headsets will continue to increase both in our traditional markets such as the enterprise and the consumer market.* We do, however, expect future sequential growth rates to be moderate due to the fact that further gain in channel participation will be minimal.* We believe that the continuing trend of audio and entertainment convergence presents another area of opportunity for us.* The potential for future growth will depend on our efforts to expand customer awareness and our ability to launch new products, aided by marketing campaigns.* In each of these markets, the trend towards wireless products contributed significantly to demand, but the weaker economic conditions in Europe contributed largely to the slow down in the demand for office wireless products during the first quarter of fiscal 2006. We expect the overall trend toward further wireless adoption to continue during fiscal 2006 and our growth is dependent on this trend continuing.*

Wireless products represent an opportunity for high growth both for the office market and for mobile applications.*  Relative to corded products for those applications, percentage gross margins tend to be lower.  In the office market, this is primarily due to the cost to provide the level of compatibility and acoustic performance.  In the mobile market, particularly for consumer applications, margins are lower due to the higher cost of the solutions relative to corded products, the level of competition, and the concentrated industry structure into which we sell.  Our strategy for improving the profitability of mobile consumer products is to differentiate and provide compelling solutions with regard to both features, design, ease of use and performance.*

To capitalize on the growth opportunities in the office, contact center, mobile and entertainment markets, and to meet the challenges associated with competitive pricing, market share, and consumer acceptance, we have launched several key initiatives, which include:

·
Development of new products. During the second quarter of fiscal 2006, we are expecting to commence initial shipments of two new products for the office.* The Voyager 510s is a system which features a Bluetooth headset with a base for the office professional that allows users to move seamlessly between a call on the cell phone and a call on the office phone. Our new Vista Plus system has a digital amplifier which provides compatibility with emerging safety standards in Europe using DSP technology. The Vista Plus will be launched initially in Europe. At the end of the first quarter, we also began shipments in North America of the Voyager 510, a Bluetooth mobile headset, however, this product has only been available in limited supply. In addition, we are also planning on launching our new Pulsar headset toward the end of the second quarter.* The Pulsar allows users to Bluetooth-enable their iPod and listen to it via a wireless stereo connection, interrupt a song to answer a call from their cell phone, and return to the song once the call has completed. We expect the costs related to the development of new Bluetooth products to increase our research and development expenses in fiscal 2006.* Revenues from these new products may be limited due to either supply constraints or timing of shipments which are expected to occur later in the quarter.*

·
Bringing advanced technologies to market. There is an emerging trend in which the communications and entertainment spaces are converging in the wireless market.* We expect this trend to result in a demand for technologies that are simple and intuitive, utilize voice technology, control noise, and rely on miniaturization and power management.* We intend to expand our own core technology group and partner with other innovative companies to develop new technologies.* Toward that end, in April, 2005, we acquired Octiv, Inc., which was renamed Volume Logic ("Volume Logic") and provides us with broader technology expertise expanding beyond voice communications DSP into audio DSP. In July 2005, we announced that we had signed a definitive Agreement and Plan of Merger with Altec Lansing Technologies, Inc. ("Altec Lansing"), a leading manufacturer and marketer of high quality computer and home entertainment sound systems, and a line of headsets, headphones, and microphones for personal digital media. We believe that bringing our product concepts to market will be more effective if we have an audio brand to go along with our voice communications brand, and that as a supplier to key channel partners, we will become a more important supplier if we can satisfy a broader set of audio needs.* The Altec Lansing transaction is not expected to close until mid to late August 2005 and is not accounted for in this document.* We expect that the costs related to the expansion of our own core technology group, including Volume Logic, will increase our research and development expenses in fiscal 2006.*

·
Greater focus on branding and marketing. We believe that consumer marketing is highly relevant to headset adoption and consumer awareness.* Therefore, we have been building our marketing capability. By expanding our marketing headcount, including hiring key personnel and combining key products with an advertising program, we believe we will strengthen our brand position for the consumer markets and help category adoption.* On July 20, 2005, we launched a national, integrated marketing campaign highlighting Plantronics' historic role in the moon landing. Our marketing campaign will include television and print ads, new packaging, a new tagline of "sound innovation," a new corporate logo, and a promotion in which consumers will have an opportunity to win a trip to space.* As a result of this advertising campaign, we intend to increase our advertising spending in the U.S. significantly, and we expect these costs to increase our selling, general and administrative expenses in the remaining quarters of fiscal 2006.* Because the advertising and print ads will not start until August 29th, it is uncertain whether the second quarter revenues will benefit significantly from this campaign.*

·
Building consumer product manufacturing infrastructure. The consumer products market is characterized by cost competitiveness resulting in a predominately China-based manufacturing infrastructure. In order to gain more flexibility in our supply chain, to better manage inventories and to reduce costs, we are building a manufacturing facility and design center in Suzhou, China.* We began construction on this facility in December 2004 and expect to begin significant commercial operations there in fourth quarter of fiscal 2006.* Through June 30, 2005, we have spent approximately $3.7 million on construction, and, over the next nine months, we plan to invest approximately $11 million more to complete its development.*

·
Creation of a leading industrial design team. We have increased the size of our design team and made key hires to expand our expertise in the area of industrial design. Our strengthened industrial design team will be focused on enhancing the look of our products, which we believe is a key factor in the customer's decision to buy.*  We expect that the costs of the larger design team will increase our research and development expenses in fiscal 2006.*

Looking forward, we are focused on the implementation of our key initiatives.* If successful, we can capitalize on these high-growth, emerging markets with competitively priced products that are attractive to the consumer.*

We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements.

RESULTS OF OPERATIONS:

The following table sets forth items from the Unaudited Condensed Consolidated Statements of Operations as a percentage of net sales:

	Three Months Ended
	June 30,
	2004	2005
Net revenues	100.0%	100.0%
Cost of revenues	47.0	50.9
Gross profit	53.0	49.1

Operating expenses:
Research, development and engineering	7.6	9.2
Selling, general and administrative	22.0	20.1
Total operating expenses	29.6	29.3
Operating income	23.4	19.8
Interest and other income, net	0.2	0.2
Income before income taxes	23.6	20.0
Income tax expense	6.6	5.4
Net income	17.0%	14.6%

NET REVENUES

	Three Months Ended
	June 30,
			Increase
$ in thousands	2004	2005	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$82,815	$105,425	$22,610	27%
Mobile	34,458	26,868	(7,590)	-22%
Gaming and Computer Audio	6,992	9,344	2,352	34%
Other specialty products	7,105	7,272	167	2%
Total revenues	$131,370	$148,909	$17,539	13%

United States	$89,088	$96,685	$7,597	9%

Europe, Middle East and Africa	29,801	35,822	6,021	20%
Asia Pacific and Latin America	8,878	11,849	2,971	33%
Canada and Other International	3,603	4,553	950	26%
Total International	$42,282	$52,224	$9,942	24%
Total revenues	$131,370	$148,909	$17,539	13%

For the first quarter of fiscal 2006, compared to the same quarter a year ago, our growth in revenues was primarily derived from our office and contact center products and, to a lesser extent, sales of our gaming and computer audio products, offset by a decrease in sales of our mobile products.

Growth in the office and contact center products resulted primarily from increased sales of our office wireless headsets, specifically the CS50 and the CS60. Shipments of the CS50 and CS60 products increased over 180% compared to the quarter one year ago, reflecting a growing trend toward wireless products. Growth in the corded office products was slightly up year over year. While we anticipate shipment growth, particularly in the office wireless products, we are experiencing more price competition now than we have historically.*

The decrease in revenues from our mobile products is attributable primarily to the following:

·
a large customer was purchasing our mobile headsets for use with "promotional bundles" with sales of cell phones in the first quarter of 2005. While we continue to participate in such bundles with this customer, the number of such bundles is lower than it was a year ago.

·	lower shipments to one of our key wireless OEM carrier partners, resulting from a constraint in supply of a new part for a custom product.

These decreases were partially offset by increased sales in our international markets, even though there were problems associated with limited supply of our new generation Bluetooth headsets.

Growth in our gaming and computer audio products resulted primarily from increased shipments of headsets for voice over internet protocol ("VoIP") applications and our gaming products, particularly in our international markets, and a refresh of our product line.

Revenues from our specialty products, which are primarily our Clarity products, marketed for hearing impaired individuals, were essentially flat.

Revenues from domestic sales for the first quarter of fiscal 2006, as a percentage of total revenues, decreased slightly from 68% to 65% compared to the same quarter last year. Revenue from international sales, as a percentage of total revenue correspondingly increased from 32% to 35%, with growth in all major international regions, particularly in our Europe, Middle East, and Africa ("EMEA") region which increased 20%. This growth was broad based across all of our major product groups. Our EMEA region has been challenged in the wireless mobile market by tough competitive dynamics and delays in the product launches of our new generation Bluetooth products. International revenues were favorably affected by the strength of the European exchange rates against the U.S. dollar compared to the quarter one year ago.

Revenues may vary due to the timing of the introduction of new products, seasonality, discounts and other incentives, and channel mix. We have a "book and ship" business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders, and thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

GROSS PROFIT

	Three Months Ended
	June 30,
			Increase
$ in thousands	2004	2005	(Decrease)

Net revenues	$131,370	$148,909	$17,539		13%
Cost of revenues	61,703	75,760	14,057		23%
Gross profit	$69,667	$73,149	$3,482		5%
Gross profit margin	53.0%	49.1%	(3.9)	ppt.

The 3.9 percentage point decrease in our gross margin for the first quarter of fiscal 2006, compared to the same quarter in the prior year was primarily due to the following:

·
A decline driven by higher manufacturing cost variances resulting from lower utilization of our manufacturing capacity and associated overhead. Lower utilization rates were a result of the following key factors:

o	The production volume for mobile headsets to carrier channel was much lower in the first quarter of fiscal 2006 leading to lower absorption of factory overhead.
o
We significantly increased headcount at our plant in Tijuana, Mexico to prepare for the launch of our new Bluetooth portfolio; however, there was a delay after discovering a technical incompatibility between the Bluetooth silicon and certain next generation handsets, resulting in unusually low labor utilization in the plant and lower revenues. This affected the volume shipment schedule for the Explorer entry level Bluetooth headset. We have now corrected this problem, and we anticipate to begin volume production in August of 2005.*

·	A decline due to the lower than expected benefits from our component cost reduction program.
·	A decline driven by start up costs associated with development of our China factory.

The decrease is offset by a favorable impact as a result of a lower requirement for excess and obsolete inventory.

Gross profit may vary depending on the product mix, channel mix, amount of excess and obsolete inventory charges, changes in warranty repair costs or return rates, and other factors. The shift from higher margin corded products to lower margin wireless products, particularly the Bluetooth products, and the ramp up of costs associated with our plant in China have decreased and could continue to decrease our gross profit.* We expect gross profit pressures to remain for the foreseeable future.* In the near term, actions designed to improve our gross margins through supply management and improvements in the product launch cycle will be a principal focus for us.*

RESEARCH, DEVELOPMENT AND ENGINEERING

	Three Months Ended
	June 30,
			Increase
$ in thousands	2004	2005	(Decrease)

Research, development and engineering	$10,044	$13,766	$3,722		37%
% of total revenues	7.6%	9.2%	1.6	ppt.

Our research, development and engineering expenses reflect our substantial commitment to developing new products for all the markets we serve, and, accordingly, were significantly higher in the first quarter of fiscal 2006 compared to the same period in the prior year, primarily due to the following:

·
Growth of the domestic and international design centers; we continue to invest in the Plamex Design Center, located in Tijuana, Mexico and the China Design Center, located in Suzhou, China. Our strategy is to have project execution, build, and verification processes co-located with the teams that are responsible for the manufacturing in order to improve execution, efficiency, and cost effectiveness.*

·
Incremental spending in our ongoing design and development of wireless products, including a suite of Bluetooth products, featuring a new chip set and a re-vamped style and design, geared for the more fashion-conscious market. These new, third generation Bluetooth products are planned to be launched during the latter part of the second quarter of fiscal 2006.*

·	Investment in new technologies acquired through Volume Logic and the establishment of an audio entertainment business.

We expect that our research and development expenses will increase substantially during the remainder of fiscal year 2006 in the following areas:*

·	Continued investment in new product development, including Bluetooth and other wireless technologies, to bring new products to each of our markets.
·	Continued investment in our new research and development centers in Suzhou, China and Tijuana, Mexico to improve execution, efficiency, and cost effectiveness.
·	Increased costs associated with new product initiatives for the enterprise market.

SELLING, GENERAL AND ADMINISTRATIVE
	Three Months Ended
	June 30,
			Increase
$ in thousands	2004	2005	(Decrease)

Selling, general and administrative	$28,920	$29,892	$972		3%
% of total revenues	22.0%	20.1%	(1.9)	ppt.

For first quarter of fiscal 2006, compared to the same quarter a year ago, selling, general and administrative expenses increased slightly due to an increase in sales expense of $1.9 million, which was attributable to a larger global sales presence and the adverse effect on expenses of approximately $0.3 million from the higher foreign exchange rates compared to a year ago.

The increase was offset in part by lower costs in marketing and general and administrative expenses of $0.9 million. The decrease in marketing expenses compared to the same quarter a year ago is due to a reduction of specific marketing campaigns for new products, which have been planned for the second quarter of fiscal 2006.* We did incur some expenses for our national branding campaign although the majority of the costs will be incurred in the second and third quarters of 2006.*

Our advertising program is on schedule to launch in the second quarter of fiscal 2006 and we anticipate that our total selling, general, and administrative expenses will increase by an estimated $5.5 million.* Most of the anticipated increase is attributable to the marketing campaign.*

TOTAL OPERATING EXPENSES AND OPERATING INCOME
	Three Months Ended
	June 30,
			Increase
$ in thousands	2004	2005	(Decrease)

Operating expenses	$38,964	$43,658	$4,694		12%
% of total revenues	29.6%	29.3%	(0.3)	ppt.

Operating income	$30,703	$29,491	$(1,212)		-4%
% of total revenues	23.4%	19.8%	(3.6)	ppt.

For the first quarter of fiscal 2006, operating income decreased compared to the same quarter a year ago, due to the 3.9 percentage point decrease in gross margins, while total operating expenses as a percentage of revenues decreased marginally by 0.3 percentage points to 29.3% as we continued to invest in critical areas such as new product development and new technologies, yet improved the productivity of these expenses per dollar of revenue. Despite the lower gross margin, operating margins were 19.8%, close to our target of 20%.

INTEREST AND OTHER INCOME, NET

	Three Months Ended
	June 30,
			Increase
$ in thousands	2004	2005	(Decrease)

Interest and other income, net	$335	$232	$(103)		-31%
% of total revenues	0.2%	0.2%	(0.0)	ppt.

For the first quarter of fiscal 2006 compared to the same quarter in the prior year, the decrease in interest and other income was driven primarily by a much larger foreign exchange loss compared to the fourth quarter of fiscal 2005 of $1.6 million, which was due primarily to a sharp quarter-over-quarter drop of the non-US dollar denominated currencies.

This higher foreign exchange loss is offset in part by an increase in other income of $1.4 million, due to higher interest income as a result of our higher average cash balance coupled with higher interest rates.

INCOME TAX EXPENSE

	Three Months Ended
	June 30,
			Increase
$ in thousands	2004	2005	(Decrease)

Income before income taxes	$31,038	$29,723	$(1,315)		-4%
Income tax expense	8,691	8,025	(666)		-8%
Net income	22,347	21,698	(649)		-3%

Effective tax rate	28.0%	27.0%	1.0	ppt.

For the first quarter of fiscal 2006, compared to the same quarter a year ago, income tax expense decreased as a result of our overall tax rate decreasing from 28% to 27% and a decrease in profit before tax. The reduction in the effective tax rate is due to the finalization of our international tax restructuring at the end of fiscal 2005. There were no significant events in the first quarter of fiscal 2006 which impacted the expected tax rate of 27%.

On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the "AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. As of June 30, 2005, our management had not decided whether to, or to what extent, we might repatriate foreign earnings under the AJCA, and, accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.

While it is difficult to predict the tax rate for fiscal 2006, we still expect it to be approximately 27%; however, the tax rate may be affected by the closing of acquisitions, the repatriation of any foreign earnings, the mix of tax jurisdictions in which profits are determined to be earned and taxed, changes in estimates and credits, benefits and deductions.*

FINANCIAL CONDITION

Our aggregate cash, cash equivalents and marketable securities at June 30, 2005 were $212.2 million compared with $242.8 million at March 31, 2005, a decrease of $30.6 million. Cash equivalents have a maturity when purchased of 90 days or less; marketable securities have a maturity of greater than 90 days, and are classified as available-for-sale.

The decrease in cash, cash equivalents, and marketable securities is primarily the result of our repurchase of 1,372,500 shares of our common stock for an aggregate of $47.3 million at an average price of $34.44 per share, the $7.4 million cash payment for the acquisition of Octiv, and capital expenditures of $10.4 million, of which $3.7 million were related to the construction of our manufacturing plant and facility in Suzhou, China. We generated $35.9 million from operations, which partially offset the uses of cash, discussed above.

In July 2005, we announced that we had entered into a Definitive Agreement and Plan of Merger for the acquisition of Altec Lansing, Inc. If this transaction closes, we will pay approximately $166-$168 million in cash including direct acquisition costs.* We have had a revolving credit facility with a major bank, including a letter of credit subfacility. Subsequent to quarter end, we entered into a second amendment to our Credit Agreement which permits the acquisition of Altec Lansing. The amendment extends the revolving termination date from August 1, 2006 to August 1, 2010, and increases the revolving credit from $75 million to $100 million, and reduces the interest rate spread over LIBOR from 0.875% to 0.750%. As of July 29, 2005, we had no cash borrowings under the revolving credit facility and $1.7 million outstanding under the letter of credit subfacility. The amounts outstanding under the letter-of-credit subfacility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur debt and pay dividends, among other matters. It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These covenants may adversely affect us to the extent we cannot comply with them.* We are currently in compliance with the covenants under this agreement. If the acquisition of Altec Lansing is consummated, we may draw upon this line of credit to fund our purchase obligation, which could decrease our liquidity.* While Plantronics and Altec Lansing have executed a definitive agreement, there is no assurance they will complete the transaction, for example, the companies may fail to satisfy conditions for closing.*

Our primary non recurring cash requirements have historically been, and are expected to continue to be, for capital expenditures, including investment in our under construction manufacturing operations in China, tooling for new products, and leasehold improvements for facilities expansion.* We estimate that remaining fiscal 2006 capital expenditures will be approximately $44.6 million.* At June 30, 2005, we had working capital of $302.0 million, including $212.2 million of cash, cash equivalents and marketable securities, compared with working capital of $335.5 million, including $242.8 million of cash, cash equivalents and marketable securities, at March 31, 2005.

Our liquidity, capital resources, and results of operations in any period could be affected by the exercise of outstanding stock options and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all.*

We believe that our current cash, cash equivalents, and marketable securities and cash provided by operations, and our line of credit will be sufficient to fund operations for at least the next twelve months.* However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Certain Forward-Looking Information" and "Risk Factors Affecting Future Operating Results" in this Quarterly Report for factors that could affect our estimates for future financial needs and sources of working capital.

Throughout the first quarter of fiscal 2005 and 2006, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of expected foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

Additionally, throughout the first quarter of 2005 and 2006, we entered into a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great British Pound with put and call option contracts used as collars. At each reporting period, we record the net fair value of our unrealized option contracts on the balance sheet with related unrealized gains and losses as Accumulated other comprehensive income (loss), a separate component of stockholders' equity. Gains and losses associated with realized option contracts are recorded against revenue.

We have an additional hedging program to hedge a portion of the China Yuan payments related to the forecasted construction costs for our facility in China. We are hedging the currency exposure with forward-exchange contracts. At each reporting period, we record the net fair value of our unrealized forward-exchange contracts on the balance sheet with related unrealized gains and losses as Accumulated other comprehensive income, a separate component of stockholders' equity. Gains and losses associated with realized option contracts are recorded in Other Income and Expenses.

In July 2005, the People's Bank of China announced that the China Yuan will be de-pegged from the dollar in favor of a managed float against a basket of currencies. Previously, the China Yuan had been pegged to the US dollar. We anticipate that this revaluation may increase the cost of the production of our China facility; however, additional revaluations or changes may be made by the People's Bank of China in the future.* The impact of any future revaluations would be determined by the amount of the change in the currency rate.*

The table below provides selected condensed consolidated cash flow information for the periods presented:

	Three Months Ended
	June 30,
$ in thousands	2004	2005

Cash provided by operating activities	$33,334	$35,875

Cash used for capital expenditures and other assets	(9,285)	(10,826)
Cash provided by (used for) all other investing activities	(13,650)	32,306
Cash provided by (used for) investing activities	(22,935)	21,480

Cash provided by (used for) financing activities	$5,952	$(47,822)

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities represent the most significant source of funding for us. For the first quarter of fiscal 2006, compared to the same quarter a year ago, operating cash flows increased primarily due to our continued efforts to reduce our inventory levels and to improve our inventory turns. Our gross inventory balance decreased by $4.2 million during the quarter with key reductions in our Bluetooth related inventories and the introduction of new shipping terms for some of our Far East vendors from freight-on-board shipping point ("FOB") to delivered ex ship ("DES"), which shifts the risk of loss to the vendor until the goods reach their destination. Our days sales outstanding ("DSO") increased to 54 days in the first quarter of fiscal 2006 from 53 days in the fourth quarter of fiscal 2005 and up 7 days from the year ago quarter. Our quarter over quarter increase in DSO is primarily attributable to a change in the U.S. customer mix but also due to the increase in the amount and proportion of international sales as compared to our domestic sales. In international locations, trade terms that are standard in a particular locale may extend longer than is standard in the U.S. This may increase our working capital requirements and may have a negative impact on our cash flow provided by operating activities.* We believe the net receivable balance is collectible and that we have sufficient reserves to cover our anticipated exposure to bad debt.*

New accounting rules effective for us in the first quarter of fiscal 2007 require that a portion of the cash benefits resulting from the tax deductibility of increases in the value of equity instruments issued under share-based arrangements be included as part of cash flows from financing activities rather than from operating activities.* This change in classification will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of these new rules.* See "Recent Accounting Pronouncements" included in Footnote 2 of this Form 10-Q.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels, and timing of payments.*

CASH FLOWS FROM INVESTING ACTIVITIES

During the first quarter of fiscal 2006, cash flows from investing activities provided $21.5 million. The cash provided in the first quarter of fiscal 2006 is attributable to net proceeds of $39.7 million (total purchases of $56.3 million and proceeds of $96.0 million) from the sale of marketable securities, comprised of auction rate securities and bonds. The proceeds from the sale of marketable securities were offset in part by total capital expenditures of $10.4 million, including $3.7 million for our China manufacturing facility, which is still under construction and which we will not begin depreciating until it has been placed into service. The remainder of the capital purchases was incurred principally for leasehold improvements at our corporate headquarters and international design centers, machinery and equipment, tooling, computers and software. We anticipate making further investments in marketable securities as interest rates continue to rise in order to obtain more favorable yields.* As our business grows, we may need additional facilities and capital expenditures to support this growth.* We will continue to evaluate new business opportunities and new markets. If we pursue new opportunities or markets in areas in which we do not have existing facilities, we may need additional expenditures to support future expansion.* We also purchased Octiv, Inc. during the quarter for $7.4 million, net of cash received.

During the first quarter of fiscal 2005, we used $22.9 million of cash for investing activities. The cash flows used in the first quarter of fiscal 2005 are attributable to net purchases of $13.7 million in marketable securities, comprised of auction rate securities and bonds, and capital expenditures of $9.3 million principally for leasehold improvements at our corporate headquarters, machinery and equipment, tooling, computers and software.

We anticipate our capital expenditures will increase in order to complete the plant and design center in China, where we plan to spend approximately an additional $11 million this fiscal year.*

CASH FLOWS FROM FINANCING ACTIVITIES

During the first quarter of fiscal 2006, cash flows used for financing activities were approximately $47.8 million. This was primarily due to the repurchase of 1,372,500 shares of our common stock, which completed the 15th and 16th stock repurchase programs, for an aggregate of $47.3 million with an average price of $34.44 per share. We also paid a cash dividend totaling $2.4 million. During the first quarter of fiscal 2006, the Board of Directors authorized us to repurchase an additional 1,000,000 shares of Common Stock under our 16th program. As of June 30, 2005, there were no remaining shares authorized for repurchase compared to the 372,500 shares authorized for repurchase as of the end of the fourth quarter in fiscal 2005. These cash out flows were offset in part by proceeds from the exercise of stock options totaling $1.4 million and the reissuance of 13,984 shares of our treasury stock through employee benefit plans totaling $0.5 million.

During the first quarter of fiscal 2005, cash flows provided by financing activities were approximately $6.0 million. This was primarily due to proceeds from exercises of stock options of approximately $5.5 million and proceeds from the reissuance of 12,542 shares of treasury stock through employee benefit plans for proceeds of $0.4 million.

On July 19, 2005, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on September 9, 2005 to shareholders of record on August 12, 2005. The plan approved by the Board anticipates a total annualized dividend of $0.20 per common share.* The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon Plantronics' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we base estimates and judgments on historical experience and on various other factors that Plantronics' management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

 We believe our most critical accounting policies and estimates include the following:

·	Revenue Recognition
·	Allowance for Doubtful Accounts
·	Excess and Obsolete Inventory
·	Warranty
·	Goodwill and Intangibles
·	Income Taxes

Revenue Recognition

Revenue from sales of products to customers is recognized when the following criteria have been met:

·	title and risk of ownership are transferred to customers;
·	persuasive evidence of an arrangement exists;
·	the price to the buyer is fixed or determinable; and
·	collection is reasonably assured.

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

Should product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which are recorded as a reduction to revenue, may need to be revised and could have an adverse impact on revenues.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly perform credit evaluations of our customers' financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customers' ability to pay. The allowance for doubtful accounts is reviewed monthly and adjusted if necessary based on our assessments of our customers' ability to pay. If the financial condition of our customers should deteriorate or if actual defaults are higher than our historical experience, additional allowances may be required, which could have an adverse impact on operating expense.

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

Warranty

We provide for the estimated cost of warranties as part of our cost of sales at the time revenue is recognized. Our warranty obligation is affected by product failure rates and our costs to repair or replace the products, as well as the number of shipments in a quarter. Should actual failure rates, actual returns and costs differ from our estimates, revisions to our warranty obligation may be required, which may affect our cost of revenues.*

Goodwill and Intangibles

As a result of past acquisitions, we have recorded goodwill and intangible assets on our balance sheet. Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform at least annually, or more frequently if indicators of impairment exist, a review to determine if the carrying value of the goodwill and intangibles is impaired. Our review process for determining the carrying value is complex and utilizes estimates for future cash flow, discount rates, growth rates, estimated costs, and other factors, which utilize both historical data, internal estimates, and, in some cases, external consultants and outside data. If our estimates are inaccurate or if the underlying business requirements change, our goodwill and intangibles may become impaired, and we may be required to take an impairment charge.*

Income Taxes

Our effective tax rate differs from the statutory rate due to the impact of foreign operations, tax credits, state taxes, and other factors. Our future effective tax rates could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change which would result in a valuation allowance being required to be taken; or a federal, state or foreign jurisdiction's view of tax returns which differs materially from what we originally provided. We assess the probability of adverse outcomes from tax examinations regularly to determine the adequacy of our reserve for income taxes.

We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. We are required to evaluate on an ongoing basis whether or not we will realize a benefit from net deferred tax assets. If recovery were not likely, we would be required to establish a valuation allowance. As of June 30, 2005, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not probable.

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

We depend on our ability to effectively market our products, and we could be materially adversely affected if they do not develop as we expect.*

We compete in the Business-to-Business ("B2B") market for the sale of our office and contact center products. We believe that our greatest long term opportunity for profit growth is in the office market and our foremost strategic objective is to increase headset adoption in this market. To increase adoption of headsets in the office, we are investing in creating new products that are more appealing in functionality and design as well as investing in our first national advertising campaign to increase awareness and interest. If these investments do not generate incremental revenue, our business could be materially affected. We are also experiencing a more price aggressive and competitive environment in our B2B markets which puts pressure on profitability and could result in a loss of market share if we do not respond effectively.

We also compete in the Business-to-Consumer (B2C) market for the sale of our mobile, computer audio, gaming, and Clarity products. We believe that consumer marketing is highly relevant in the B2C market, which is dominated by large brands that have significant consumer mindshare. We are investing in marketing initiatives to increase our brand in the consumer space. We believe this will help in increasing our market share and promote headset adoption in the office market as well. The B2C market is characterized by relatively rapid product obsolescence so we are at risk if we do not have the right products at the right time to meet consumer needs. In addition, product differentiation is not as significant as in the B2B market; therefore, we are experiencing even more significant price competition in this market and pricing actions by our competitors can result in us experiencing significant losses and can result in excess inventory.

If we are unable to stimulate growth in our B2B and B2C markets, if our costs to stimulate demand do not generate incremental profit, or if we experience significant price competition, these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, failure to effectively market our products to customers in these markets could lead to lower and more volatile revenue and earnings, excess inventory and the inability to recover the associated development costs any of which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our success depends upon our ability to enhance existing products, to respond to changing market requirements, and to develop, manufacture, market and introduce in a timely manner new products that keep pace with technological developments and end-user requirements. We anticipate introducing an unusually high number of important new products in volume in August and September 2005. The technologies, products and solutions that we choose to pursue may not become as commercially successful as we planned. We may experience difficulties in realizing the expected benefits from our investments in new technologies. Conversely, we may not be able to ramp production quickly enough to satisfy the demand that our new products generate. If we are unable to develop, manufacture, market and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, including changing fashion trends and styles, it will materially adversely affect our business, financial condition and results of operations.

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

Historically, we have generally been able to increase production to meet increasing demand. However, the demand for our products is dependent on many factors and such demand is inherently difficult to forecast. We have experienced sharp fluctuations in demand, especially for headsets for wireless and cellular phones. Significant unanticipated fluctuations in demand and the global trend towards consignment of products could cause the following operating problems, among others:

·
If forecasted demand does not develop, we could have excess inventory and excess capacity. Over forecast of demand could result in higher inventories of finished products, components and subassemblies. If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins. Factory absorption could decrease if forecasted demand causes us to hire more personnel who are unable to produce sufficient product to meet forecasts.

·
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

·
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

·
The introduction of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties, including: developing and marketing these wireless headset products; unforeseen delays or difficulties in introducing and achieving volume production of such products; our dependence on third parties to supply key components, many of which have long lead times; and our ability to forecast demand and customer return rates accurately for this new product category for which relevant data is incomplete or unavailable. We may have longer lead times with certain suppliers than commitments from some of our customers.

·
Increasing production beyond planned capacity involves increasing tooling, test equipment and hiring and training additional staff. Lead times to increase tooling and test equipment are typically several months, or more. Once such additional capacity is in place, we incur increased depreciation and the resulting overhead. Should we fail to ramp production once capacity is in place, we will not be able to absorb this incremental overhead and this can lead to lower gross margins.

Any of the foregoing problems could materially adversely affect our business, financial condition and results of operations.

The acquisition of Altec Lansing Technologies, Inc. involves material risks.

There are inherent risks in acquiring Altec Lansing that could materially adversely affect our business, financial condition and results of operations. The risks faced in connection with acquisition includes among others:

·         cultural differences in the conduct of the business;

·         difficulties in integration of the operations, technologies, and products of Altec Lansing;

·         the risk that the consolidation of Altec Lansing may not be as successful as we may have anticipated;

·         the risk of diverting management's attention from normal daily operations of the business;

·         difficulties in integrating the transactions and business information systems of Altec Lansing;

·         the potential loss of key employees of Altec Lansing and Plantronics;

·         competition may increase in Altec Lansing's markets more than expected; and

·         Altec Lansing's product sales may not evolve as anticipated.

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

Our growth and ability to meet customer demands depend in part on our capability to obtain timely deliveries of raw materials, components, subassemblies and products from our suppliers. We buy raw materials, components and subassemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, subassemblies and finished products entails various risks, including the following:

·
We obtain certain raw materials, subassemblies, components and products from single suppliers and alternate sources for these items are not readily available. To date, we have experienced only minor interruptions in the supply of these raw materials, subassemblies, components and products. Adverse economic conditions could lead to a higher risk of failure of our suppliers to remain in business or to be able to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the parts we need. An interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations.

·
Prices of raw materials, components and subassemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

·
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

·
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

·
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

The results of the marketing campaign that we are commencing will be uncertain.

On July 20, 2005, we launched a major marketing campaign for wireless office and new Bluetooth devices. Advertisements will commence in a broad array of media during late August 2005. The effect that this advertising will have is uncertain. If the advertising does not generate sufficient incremental demand for our products, costs will increase and earnings will be reduced. Conversely, the advertising may generate more demand than we can fill and we may not be able to sell sufficient quantities of new or existing products to meet the demand created by the marketing campaign. This may be particularly true at the end of the second quarter of fiscal 2006 since advertising will not commence until late August 2005 and the September quarter is traditionally back end loaded due to seasonality. There is also a danger that these conditions could carry over to the third quarter of fiscal 2006.

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

The markets for our products are highly competitive. We compete with a variety of companies in the various markets for communications headsets. The actions of our competitors, particularly with regard to pricing and promotional programs, could have a negative impact on our prices and profitability. Currently, our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. We are currently experiencing more price competition from GN Netcom in the B2B markets than in the past. Internationally, Sennheiser Communications is a significant competitor in the computer, office and contact center market.

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

Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments. Motorola also benefits from the ability to bundle other offerings with their headsets. We are also experiencing additional competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

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

We are actively working to gain an understanding of the complete requirements concerning the removal of certain potentially environmentally sensitive materials from our products to comply with the European Union Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment ("ROHS") and on Waste Electrical and Electronic Equipment ("WEEE"). Some of our customers are requesting that we implement these new compliance standards sooner than the legislation would require. While we believe that we will have the resources and ability to fully meet our customers' requests, and spirit of the ROHS and WEEE directives, if unusual occurrences arise or if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to meet the aggressive schedule set by our customers or comply with the legislation as passed by the EU member states. If that were to happen, a material negative effect on our financial results may occur.

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

A large portion of our net sales is derived from the contact center market, and we expect that this market size will continue. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could be flat or decline. A deterioration in general economic conditions could result in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, which could negatively affect our business. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products that contact center agents use than would a company serving a broader market. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

The adoption of voice-activated software may cause revenue declines.

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

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

·	uncertain economic conditions and the decline in investor confidence in the market place;
·	the announcement of new products or product enhancements by us or our competitors;
·	the loss of services of one or more of our executive officers or other key employees;
·	quarterly variations in our or our competitors' results of operations;
·	changes in our published forecasts of future results of operations;
·	changes in earnings estimates or recommendations by securities analysts;
·	developments in our industry;
·	sales of substantial numbers of shares of our common stock in the public market;
·	general market conditions; and
·	other factors unrelated to our operating performance or the operating performance of our competitors.

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

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. On March 29, 2005, the SEC issued SAB 107, which provides the SEC Staff's views regarding interactions between FAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies.

The Company is currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption, and the period in which to adopt the provisions of FAS 123R. The impact of the adoption of FAS 123R in the first quarter of fiscal 2007 cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years, but is expected to have a material adverse impact on our results of operations upon adoption.

We have significant foreign operations and there are inherent risks in operating abroad.

During our first quarter of fiscal year 2006, approximately 35% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We are building a factory in the Peoples Republic of China and are also purchasing a growing number of turn-key products directly from Asia. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

·	cultural differences in the conduct of business;
·	fluctuations in foreign exchange rates, particularly with the re-evaluation of the Chinese Yuan;
·	greater difficulty in accounts receivable collection and longer collection periods;
·	impact of recessions in economies outside of the United States;
·	reduced protection for intellectual property rights in some countries;
·	unexpected changes in regulatory requirements;
·	tariffs and other trade barriers;
·	political conditions in each country;
·	management and operation of an enterprise spread over various countries; and
·	the burden of complying with a wide variety of foreign laws.

We have intellectual property rights that could be infringed by others and we are potentially at risk of infringement of the intellectual property rights of others.

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 106 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones. We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but that research in this area is incomplete. We have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero. Our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones. However, if research was to establish a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for mobile phones, which reduces demands for headset products. Likewise, should research establish a link between radio frequency emissions and wireless headsets and public concern in this area grow, demand for our wireless headsets could be reduced creating a material adverse effect on our financial results.

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

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of such internal control.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404. Management's assessment of internal control over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report is uniquely difficult to prepare.

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

INTEREST RATE RISK

At June 30, 2005, we had cash and cash equivalents totaling $87.5 million, compared to $78.4 million at March 31, 2005. At June 30, 2005, we had $124.7 million in marketable securities and $164.4 million at March 31, 2005. Cash equivalents have an original or remaining maturity when purchased of ninety days or less; marketable securities generally have an original or remaining maturity when purchased of greater than ninety days, but less than one year. Included in marketable securities are auction rate securities whose reset dates may be less than three months, however, the underlying security's maturity are greater than one year. The taxable equivalent interest rates locked in on those marketable securities averages approximately 2.895%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1, money market mutual funds with minimum ratings of AAA, U.S. treasury bills, notes or bonds, federal agency bonds or notes, corporate bonds with minimum ratings of A/A, municipal bonds or notes with minimum ratings of A1/VMIG1, and auction rate preferred stock with a minimum rating of A/A.

The following table presents the hypothetical changes in fair value in the securities, excluding cash and cash equivalents, held at June 30, 2005 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values.

Current Fair Market Value
June 30, 2005	Valuation of Securities Given an Interest Rate		(excluding accrued	Valuation of Securities Given an Interest Rate
(in thousands)	Decrease of X basis points		interest)	Increase of X basis points
	100 BPS	50 BPS		100 BPS	50 BPS

Total Marketable Securities	$124,157	$124,108	$124,046	$123,960	$124,010

Our $75 million revolving credit facility and letter of credit subfacility were to expire on July 31, 2005. On July 11, 2005, we entered into a Second Amendment to the credit facility and credit subfacility, which extends the revolving termination date to August 1, 2010, increases the revolving credit to $100 million, and reduces the interest rate spread over on LIBOR loans from 0.875% to 0.750%. Additionally, the financial covenant requiring us to maintain a minimum interest coverage ratio is replaced by a requirement that we maintain a minimum annual net income As of July 29, 2005, we had no cash borrowings under the revolving credit facility and $1.7 million outstanding under the letter of credit subfacility. If we choose to borrow under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the first quarter of fiscal 2006, approximately 35% of revenue was derived from sales outside of the United States, with approximately 24% denominated in foreign currencies, predominately the Great British Pound and the Euro. We are engaged in a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. Specifically, we hedged our European transaction exposure, hedging both our Great British Pound and Euro positions. We have expanded our hedging activities to include a hedging program to hedge our economic exposure by hedging a portion of Euro and Great British Pound denominated sales. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

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

June 30, 2005
(in millions)		Net
		Underlying	Net	FX	FX
		Foreign	Exposed	Gain (Loss)	Gain (Loss)
	USD Value	Currency	Long (Short)	From 10	From 10%
	If Net FX	Transaction	Currency	Appreciation	Depreciation
Currency - forward contracts	Contracts	Exposures	Position	of USD	of USD
Euro	$9.6	$19.6	$(10.0)	$(1.1)	$0.9
Great British Pound	3.3	9.7	(6.4)	(0.7)	0.6
Net position	$12.9	$29.3	$(16.4)	$(1.8)	$1.5

Beginning fiscal 2004, we expanded our hedging activities to include a hedging program to hedge our economic exposure by hedging a portion of forecasted Euro and Great British Pound denominated sales. As of June 30, 2005, we had foreign currency call option contracts of approximately €43.7 million and £16.7 million denominated in Euros and Great British Pounds, respectively. As of June 30, 2005, we also had foreign currency put option contracts of approximately €43.7 million and £16.7 million denominated in Euros and Great British Pounds, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $8.0 million or a loss of $7.8 million.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

June 30, 2005
(in millions)
		FX	FX
		Gain (Loss)	Gain (Loss)
	USD Value	From 10%	From 10%
	of Net FX	Appreciation	Depreciation
Currency - option contracts	Contracts	of USD	of USD
Call options	$(88.5)	$0.8	$(3.9)
Put options	84.8	7.2	(3.9)
Net position	$(3.7)	$8.0	$(7.8)

At the end of the first quarter of fiscal 2006 we had open forward foreign exchange contracts of approximately CNY 80 million denominated in China Yuan, representing a U.S. dollar value of $9.9 million. These forward foreign exchange contracts hedge against a portion of our forecasted foreign denominated manufacturing and design center construction costs. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a loss of $0.9 million or a gain of $1.1 million.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges.

June 30, 2005
(in millions)		FX	FX
		Gain (Loss)	Gain (Loss)
	USD Value	From 10%	From 10%
	of Net FX	Appreciation	Depreciation
Currency - forward contracts	Contracts	of USD	of USD
China Yuan	$9.9	$(0.9)	$1.1

Item 4. Controls And Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Our disclosure controls and procedures include components of our internal control over financial reporting. Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

(b)	Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs

The following presents the shares repurchased during the three months ended June 30, 2005.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicity	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs

April 3, 2005 to April 30, 2005	552,500	$37.10	552,500	820,000

May 1, 2005 June 4, 2005	820,000	$32.65	820,000	-

June 5, 2005 to July 2, 2005			-

Total	1,372,500	$34.44	1,372,500

The Board of Directors authorized an additional 1 million-share repurchase program on April 16th 2005 and we subsequently completed this program.

As of July 29, 2005, there were approximately 95 holders of record of our Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The 2005 Annual Meeting of Stockholders of Plantronics, Inc. (the "Company") was held at 160 Central Park South, New York, NY on July 21, 2005 (the "Annual Meeting").

b.	At the Annual Meeting, the following six individuals were elected to the Company's Board of Directors.

Nominee	Votes Cast For	Withheld or Against
Marvin Tseu	32,535,750	11,810,002
Ken Kannappan	41,274,283	3,071,469
Gregg Hammann	41,738,105	2,607,647
Marshall Mohr	41,732,254	2,613,498
Trude Taylor	40,127,544	4,218,208
Roger Wery	39,927,033	4,418,719

c.	The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below.

(1) Proposal to approve an increase of 1,300,000 shares of Common Stock of Plantronics, Inc. issuable under the 2003 Stock Plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote
32,157,221	8,129,427	73,053	3,986,051

(2) Proposal to approve an increase of 200,000 shares in the Common Stock issuable under the 2002 Employee Stock Purchase Plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote
36,966,919	3,373,948	18,834	3,986,051

(3) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of Plantronics for fiscal 2006.
Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote
43,496,989	832,355	16,408	0

ITEM 6. EXHIBITS

(a)	Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
3.1.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).
3.1.2	Certificate of Amendment to Amended and Restated Bylaws of Plantronics, Inc.
3.2.1
Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference from Exhibit (3.1) to the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on March 4, 1994).

3.2.2
Certificate of Retirement and Elimination of Preferred Stock and Common Stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated herein by reference from Exhibit (3.3) of the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 27, 1996).

3.2.3
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference from Exhibit (3.1) to the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 8, 1997).

3.2.4
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference from Exhibit (4.2) to the Registrant's Registration Statement on Form S-8 (File No. 001-12696), filed on October 31, 2000).

3.3
Registrant's Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002 (incorporated herein by reference from Exhibit (3.6) to the Registrant's Form 8-A (File No. 001-12696), filed on March 29, 2002).

4.1
Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference from Exhibit (4.1) to the Registrant's Form 8-A (File No. 001-12696), filed on March 29, 2002).

10.1*
Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference from Exhibit (10.1) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives.
10.3.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).
10.3.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).
10.4.1
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.1) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.4.2
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.2) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.4.3
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.3) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.4.4
Lease Agreement dated October 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.4) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.5
Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant's Registration Statement on Form S-1 (as amended) (File No.33-70744), filed on October 20, 1993).

10.6*	Amended and Restated 2003 Stock Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on June 3, 2005).
10.7*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).
10.8 1*
1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.29) to the Registrant's Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10.8.2*
Amendment to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (File No. 333-14833), filed on October 25, 1996).

10.8.3*
Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.8.4 *
Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.8.5*
Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

10.9.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from Exhibit (10.10.2) to the Registrant's Annual Report on Form 10-K (File Number 001-12696), filed on September 21, 2002).
10.9.1
Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant's Registration Statement on Form S-8 (File No. 333-19351), filed on January 7, 1997).

10.9.2*
Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.10*
Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.11.1*
Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference from Exhibit (4.5) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.11.2
Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference from Exhibit (4.6) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.11.3
Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference from Exhibit (4.7) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.12.1*
Employment Agreement dated as of October 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.15) to the Registrant's Annual Report on Form 10-K405 (File No. 001-12696), filed on September 1, 2000).

10.12.2*
Employment Agreement dated as of November 1996 between Registrant and Don Houston (incorporated herein by reference from Exhibit (10.14.2) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.12.3*
Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.12.4*	Employment Agreement dated as of June 2003 between Registrant and Philip Vanhoutte.
10.12.5*
Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.13.1
Credit Agreement dated as of October 31, 2003 between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.1) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).

10.13.2
Credit Agreement Amendment No. 1 dated as of August, 1, 2004, between Registrant and
Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.15.2) to the
Registrant's Quarterly Report on Form 10-Q (File No. 001- 12696), filed on November 5, 2004).

10.13.3
Credit Agreement Amendment No.2 dated as of July 11, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.15.1) to the Registrants Form 8-K (File No. 001-12696), filed on July 15, 2005).

10.14*
Restricted Stock Award Agreement dated as of October 12, 2004, between Registrant and certain of its executive officers (incorporated herein by reference from Exhibit (10.1) of the Registrant's Current Report on Form 8-K (File No. 001-12696), filed on October 14, 2004).

31.1	CEO's Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	CFO's Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO and CFO
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: August 10, 2005	By:	/s/ Barbara V. Scherer
Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.
EXHIBITS INDEX
Exhibit Number	Description of Document
3.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).
3.1.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).
3.1.2	Certificate of Amendment to Amended and Restated Bylaws of Plantronics, Inc.
3.2.1
Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference from Exhibit (3.1) to the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on March 4, 1994).

3.2.2
Certificate of Retirement and Elimination of Preferred Stock and Common Stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated herein by reference from Exhibit (3.3) of the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 27, 1996).

3.2.3
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference from Exhibit (3.1) to the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 8, 1997).

3.2.4
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference from Exhibit (4.2) to the Registrant's Registration Statement on Form S-8 (File No. 001-12696), filed on October 31, 2000).

3.3
Registrant's Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002 (incorporated herein by reference from Exhibit (3.6) to the Registrant's Form 8-A (File No. 001-12696), filed on March 29, 2002).

4.1
Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference from Exhibit (4.1) to the Registrant's Form 8-A (File No. 001-12696), filed on March 29, 2002).

10.1*
Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference from Exhibit (10.1) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives.
10.3.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).
10.3.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).
10.4.1
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.1) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.4.2
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.2) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.4.3
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.3) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.4.4
Lease Agreement dated October 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.4) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.5
Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant's Registration Statement on Form S-1 (as amended) (File No.33-70744), filed on October 20, 1993).

10.6*	Amended and Restated 2003 Stock Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on May 26, 2004).
10.7*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).
10.8 1*
1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.29) to the Registrant's Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10.8.2*
Amendment to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (File No. 333-14833), filed on October 25, 1996).

10.8.3*
Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.8.4 *
Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.8.5*
Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 21, 2002).

10.9.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from Exhibit (10.10.2) to the Registrant's Annual Report on Form 10-K (File Number 001-12696), filed on September 21, 2002).
10.9.1
Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant's Registration Statement on Form S-8 (File No. 333-19351), filed on January 7, 1997).

10.9.2*
Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant's Report on Form 10-K (File No. 001-12696), filed on September 1, 2001).

10.10*
Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.11.1*
Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference from Exhibit (4.5) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.11.2
Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference from Exhibit (4.6) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.11.3
Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference from Exhibit (4.7) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.12.1*
Employment Agreement dated as of October 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.15) to the Registrant's Annual Report on Form 10-K405 (File No. 001-12696), filed on September 1, 2000).

10.12.2*
Employment Agreement dated as of November 1996 between Registrant and Don Houston (incorporated herein by reference from Exhibit (10.14.2) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.12.3*
Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.12.4*	Employment Agreement dated as of June 2003 between Registrant and Philip Vanhoutte.
10.12.5*
Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on September 2, 2003).

10.13.1
Credit Agreement dated as of October 31, 2003 between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.1) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).

10.13.2
Credit Agreement Amendment No. 1 dated as of August, 1, 2004, between Registrant and
Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.15.2) to the
Registrant's Quarterly Report on Form 10-Q (File No. 001- 12696), filed on November 5, 2004).

10.13.3
Credit Agreement Amendment No.2 dated as of July 11, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.15.1) to the Registrants Form 8-K (File No. 001-12696), filed on July 15, 2005).

10.14*
Restricted Stock Award Agreement dated as of October 12, 2004, between Registrant and certain of its executive officers (incorporated herein by reference from Exhibit (10.1) of the Registrant's Current Report on Form 8-K (File No. 001-12696), filed on October 14, 2004).

31.1	CEO's Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	CFO's Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO and CFO

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.