Form 10-Q
period 2005-09-30
PLANTRONICS INC /CA/
filed 2005-11-10
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The number of shares outstanding of Plantronics’ common stock as of October 29, 2005 was 47,383,908.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31,	September 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$78,398	$61,107
Marketable securities	164,416	30,080
Accounts receivable, net	87,558	115,078
Inventory, net	60,201	99,167
Deferred income taxes	8,675	14,396
Other current assets	7,446	16,535
Total current assets	406,694	336,363
Property, plant and equipment, net	59,745	82,099
Intangibles, net	2,948	113,358
Goodwill	9,386	53,965
Other assets	9,156	9,196
Total assets	$487,929	$594,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$41,070
Accounts payable	20,316	63,521
Accrued liabilities	39,775	41,836
Income taxes payable	11,080	11,555
Total current liabilities	71,171	157,982
Deferred tax liability	8,109	30,481
Long term liabilities	2,930	2,728
Total liabilities	82,210	191,191

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value per share; 100,000 shares authorized, 65,110 shares and 65,430 shares outstanding at March 31, 2005 and September 30, 2005 respectively	651	654
Additional paid-in capital	293,735	303,244
Deferred stock compensation	(2,220)	(2,141)
Accumulated other comprehensive income	1,583	6,238
Retained earnings	437,867	468,543
	731,616	776,538
Less: Treasury stock (common: 16,681 and 17,983 shares at March 31, 2005 and September 30, 2005, respectively) at cost	(325,897)	(372,748)
Total stockholders' equity	405,719	403,790
Total liabilities and stockholders' equity	$487,929	$594,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net revenues	$130,220	$172,225	$261,590	$321,134
Cost of revenues	60,719	98,223	122,422	173,983
Gross profit	69,501	74,002	139,168	147,151

Operating expenses:
Research, development and engineering	10,838	16,122	20,882	29,888
Selling, general and administrative	25,305	37,823	54,225	67,715
Total operating expenses	36,143	53,945	75,107	97,603
Operating income	33,358	20,057	64,061	49,548
Interest and other income, net	913	1,031	1,248	1,263
Income before income taxes	34,271	21,088	65,309	50,811
Income tax expense	9,596	7,381	18,287	15,406
Net income	$24,675	$13,707	$47,022	$35,405

Net income per share - basic	$0.51	$0.29	$0.98	$0.75
Shares used in basic per share calculations	47,977	47,255	47,851	47,318

Net income per share - diluted	$0.49	$0.28	$0.93	$0.72
Shares used in diluted per share calculations	50,638	49,007	50,532	49,171

Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,022	$35,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,609	9,316
Amortization of deferred stock based compensation	-	246
Provision for (benefit of) doubtful accounts	(88)	326
Provision for (benefit of) excess and obsolete inventories	(1,501)	1,053
Deferred income taxes	6,323	(357)
Income tax benefit associated with stock option exercises	1,818	926
Loss on disposal of fixed assets	406	28

Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,913)	(11,982)
Inventory	(23,677)	(12,429)
Other current assets	(359)	(1,478)
Other assets	(305)	746
Accounts payable	10,131	20,296
Accrued liabilities	2,465	(6,405)
Income taxes payable	798	2,349
Cash provided by operating activities	39,729	38,040

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	166,500	431,720
Purchase of marketable securities	(182,200)	(297,396)
Acquisitions of Altec Lansing and Octiv, net of cash acquired	-	(164,967)
Capital expenditures and other assets	(14,080)	(22,306)
Cash used for investing activities	(29,780)	(52,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(47,273)
Proceeds from sale of treasury stock	1,831	2,143
Proceeds from exercise of stock options	8,265	6,681
Proceeds from line of credit	-	45,000
Repayment of line of credit	-	(3,930)
Payment of cash dividends	(2,398)	(4,731)
Cash provided by (used for) financing activities	7,698	(2,110)
Effect of exchange rate changes on cash and cash equivalents	320	(272)
Net increase (decrease) in cash and cash equivalents	17,967	(17,291)
Cash and cash equivalents at beginning of period	55,952	78,398
Cash and cash equivalents at end of period	$73,919	$61,107

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$72	$287
Income taxes	$16,742	$13,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Plantronics, Inc. ("Plantronics," "we," or "our") and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated.

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

We now have two reportable segments as a result of our acquisition of Altec Lansing during the second quarter. The Audio Communications Group represents the original Plantronics business as operated prior to the acquisition, excluding certain minor research and development activities, which relate to the audio entertainment business and have been included within the Audio Entertainment Group. The Audio Entertainment Group represents Altec Lansing’s business, and certain aforementioned minor research, development, and engineering expenses. Only the results from the acquisition date of August 18, 2005 to September 30, 2005 are included in the Audio Entertainment Group segment, except for the minor research and development activities for which an entire quarter of expenses are included. Furthermore, no comparable periods are provided for the Audio Entertainment Group. (See Note 14).

Plantronics’ fiscal year ends on the Saturday closest to March 31. The current fiscal year ends on April 1, 2006 and our prior fiscal year ended on April 2, 2005. The Company’s current and prior fiscal years consist of 52 weeks. The second quarter end of fiscal 2006 was on October 1, 2005, and the corresponding quarter end for fiscal 2005 was on October 2, 2004. Both the current and corresponding fiscal quarter a year ago consist of 13 weeks.

For purposes of presentation, we have indicated our accounting year as ending on March 31 and our interim quarterly periods as ending on the applicable month end.

Certain prior period balances have been reclassified to conform to the current period presentation including auction rate securities from cash and cash equivalents to marketable securities on the consolidated balance sheets. The resulting impact of this reclassification on the statement of cash flows for the six month period ended September 30, 2004 was an increase to purchases of marketable securities of $178.2 million and an increase to proceeds from maturities of marketable securities of $166.5 million.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2007. The Company’s results of operations and financial condition will only be impacted following the adoption of SFAS 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment," (“SFAS 123R”) which is required to be adopted by Plantronics in the first quarter of fiscal 2007. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently evaluating SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of SFAS 123R. The impact of the adoption of SFAS 123R and SAB 107 in the first quarter of fiscal 2007 cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years, but is expected to have a material adverse impact on our results of operations upon adoption. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in Note 8 to these Condensed Consolidated Financial Statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA.

3.	ACQUISITIONS

Altec Lansing Technologies, Inc.

On August 18, 2005, we completed the acquisition of 100% of the outstanding shares of Altec Lansing Technologies, Inc., a privately-held Pennsylvania corporation (“Altec Lansing”) for a cash purchase price including acquisition costs of approximately $165.2 million, of which $45.0 million was paid by drawing on our credit facility.

Altec Lansing is a leading consumer electronics company that designs, manufactures and distributes a wide range of powered and portable multimedia speakers, headphones and headsets. These advanced audio solutions are used by the consumer for a broad range of applications, including personal computer, audio, gaming, personal audio, home theater and professional sound systems. Altec sells its products through major electronic and mass retailers around the world and directly to certain PC original equipment manufacturers ("OEM"). The company, headquartered in Milford, PA, has a manufacturing plant in Dongguan, China, and sales offices in the U.S., Europe, and Asia. Altec Lansing has approximately 1,400 employees.

The results of operations of Altec Lansing have been included in our consolidated results of operations subsequent to the acquisition on August 18, 2005.

The accompanying condensed consolidated financial statements reflect a purchase price of $165.2 million, consisting of cash and other costs directly related to the acquisition as follows:

(in thousands)

Paid to Altec Lansing	$154,273
Payment of Altec Lansing pre-existing debt	9,906
Acquisition costs	977

Total cash consideration	$165,156

The fair values of the intangible assets acquired were estimated with the assistance of an independent appraiser. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Fair Value at August 18, 2005

Total cash consideration	$165,156
Less cash balance acquired	7,577
157,579
Allocated to:
Prepaid compensation	1,067
Inventory	27,524
Other current assets	17,630
Property, plant, and equipment	8,290
Identifiable intangible assets	108,300
Deferred tax assets	4,424
Current liabilities assumed	(29,368)
Deferred tax liability	(22,691)
Goodwill	$42,403

Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. Goodwill arises as a result of, among other factors, future unidentified new products, new technologies and new customers as well as the implicit value of future cost savings as a result of the combining of entities. In accordance with Statement of Financial Accounting Standards No. 142: Goodwill and Other Intangible Assets (“SFAS 142”), goodwill will not be amortized but will be tested at least annually for impairment. The goodwill arising from this acquisition is not deductible for tax purposes under Internal Revenue Code Section 197.

The fair value and remaining useful lives of identifiable intangible assets acquired were estimated with the assistance of an independent appraiser and in accordance with Statement of Financial Accounting Standards No. 141: Business Combinations, SFAS No. 142, and Financial Accounting Standards Board Interpretation No. 4: Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.

The fair value and remaining useful lives of identifiable intangible assets acquired are as follows:

(in thousands)	Fair Value	Amortization Period

Existing technology	$25,000	6 years
OEM relationships	700	7 years
Customer relationships	17,600	8 years
Trade name - inMotion	5,000	8 years
Trade name - Altec Lansing	59,100	Not amortized
In process technology	900	Immediate
Total	$108,300

Existing technology represents audio products that had been introduced into the market, were generating revenue and/or had reached technological feasibility as of the close of the transaction. The value was calculated based on the present value of the future estimated cash flows derived from this technology applying a 10% discount rate. Existing technology is estimated to have a useful life of six years and is being amortized on a straight-line basis to Cost of revenues.

The fair value of Customer relationships with OEM and non-OEM, which includes major retailers and distributors, was calculated based on the present value of the future estimated cash flows that can be attributed to the existing OEM and non-OEM customer relationships applying a 19% discount rate. Based on historical attrition rates and technological obsolescence, the useful life of the customer relationships was estimated to be seven years for OEM Customer relationships and eight years for non-OEM Customer relationships and is being amortized on a straight-line basis to Selling, general, and administrative expense.

The value of the trade name “inMotion,” was calculated based on the present value of the capitalized royalties saved on the use of the inMotion trade name applying a 12% discount rate. The inMotion trade name is relatively new and relates to specific niches of the Portable Audio market. Based on product life cycles, history relating to the type of category of products for which the inMotion brand is utilized, and similar product trademarks within the retail industry, the estimated remaining useful life was determined to be eight years and is being amortized on a straight-line basis to Selling, general, and administrative expense.

The value of the trade name, “Altec Lansing,” was also calculated based on the present value of the capitalized royalties saved on the use of the Altec Lansing trade name applying a 12% discount rate. Considering the recognition of the brand, its long history, and management’s intent to use the brand indefinitely, the remaining useful life of the Altec Lansing name was determined to be indefinite and is being treated as an indefinite-lived asset in accordance with SFAS 142.

In-process technology involves products which fall under the definitions of research and development as defined by Statement of Financial Accounting Standards No. 2: Accounting for Research and Development Costs. Altec Lansing’s In-process technology products are at a stage of development that require further research and development to reach technological feasibility and commercial viability. The fair value was calculated based on the present value of the future estimated cash flows applying a 15% discount rate, and adjusted for the estimated cost to complete and the risk of not achieving technological feasibility. Because the in-process technology, which has been valued at $0.9 million, is not yet complete, there is risk that the developments will not be completed; therefore, this amount was immediately expensed at acquisition to Research, development and engineering expense.

The unaudited pro forma information set forth below represents the revenues, net income and earnings per share of the Company including Altec Lansing as if the acquisition were effective as of the beginning of the periods presented and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, interest income to reflect net cash used for the purchase, and the related income tax effects of these adjustments. We have excluded non-recurring items relating to the amortization of the capitalized manufacturing profit and the immediate write off of the In process research and development asset. The acquisition is included in the Company’s financial statements from the date of acquisition.

The unaudited pro forma information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands except per share data)	2004	2005	2004	2005

Revenues	$159,449	$193,847	$312,746	$377,633
Net income	$25,747	$14,845	$46,591	$36,880
Basic net income per common share	$0.54	$0.31	$0.97	$0.78
Diluted net income per common share	$0.51	$0.30	$0.92	$0.75

Octiv, Inc.

On April 4, 2005, we completed the acquisition of 100% of the outstanding shares of a privately held company, Octiv, Inc. (“Octiv”), for $7.4 million in cash pursuant to the terms of an Agreement and Plan of Merger dated March 28, 2005. In connection with the acquisition, Octiv’s name was changed to Volume Logic™, Inc., which is now a wholly-owned subsidiary of Plantronics.

Octiv was founded in 1999 by a group of audio professionals who developed a core audio technology to solve the problem of inconsistent volume levels and sound quality common to many forms of audio delivery. A variety of markets currently use Octiv’s Volume Logic technology, including home entertainment, digital music libraries, professional broadcast and the hearing impaired. The Octiv acquisition provides core technology to improve audio intelligibility in our products.

The results of operations of Octiv have been included in our consolidated results of operations beginning on April 4, 2005. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $7.8 million, consisting of cash, and other costs directly related to the acquisition as follows:

Purchase price, net of cash acquired	$7,388
Direct acquisition costs	388
Total consideration	$7,776

The fair values of the intangible assets acquired were estimated with the assistance of an independent appraiser. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	April 4, 2005

Tangible assets
Current assets, excluding cash acquired	$102
Property, plant and equipment	72

Total tangible assets acquired	174

Liabilities:
Current liabilities	(334)

Total liabilities assumed	$(334)

Goodwill	2,176
Deferred tax assets	2,970
Other intangible assets consisting of:
Existing technologies	4,500
Deferred tax liability	(1,710)

Total consideration	$7,776

Acquired intangible assets are comprised of developed technologies, which are being amortized over their estimated useful lives of ten years. Goodwill, representing the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized; however, it will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142 “Goodwill and Intangible Assets.” (“SFAS 142”). The goodwill arising from this acquisition is not deductible for tax purposes under Internal Revenue Code Section 197.

4.	DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31,	September 30,
(in thousands)	2005	2005

Accounts receivable, net:
Accounts receivable	$110,324	$141,171
Less: provisions for returns, promotions and rebates	(18,946)	(21,495)
Less: allowance for doubtful accounts	(3,820)	(4,598)
	$87,558	$115,078

Inventory, net:
Finished goods	$34,998	$63,687
Work in process	1,590	3,010
Purchased parts	23,613	32,470
	$60,201	$99,167

Property, plant and equipment, net:
Land	$6,161	$7,479
Buildings and improvements (useful life 7-30 years)	29,752	34,974
Machinery and equipment (useful life 2-10 years)	72,773	90,499
Capital in progress	10,009	23,017
	118,695	155,969
Less: accumulated depreciation	(58,950)	(73,870)
	$59,745	$82,099

Accrued liabilities:
Employee benefits	$17,477	$18,036
Accrued advertising and sales and marketing	2,705	4,743
Warranty accrual	5,970	6,178
Accrued losses on hedging instruments	2,523	71
Accrued other	11,100	12,808
	$39,775	$41,836

5.	FOREIGN CURRENCY TRANSACTIONS

The functional currency of our manufacturing operations and design center in Mexico, our foreign research and development facilities, and our foreign sales and marketing offices, except for our Netherlands entity, is the local currency of the respective operations. For these foreign operations, we translate assets and liabilities into U.S. dollars using period-end exchange rates in effect as of the balance sheet date and translate revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in Accumulated other comprehensive income as a separate component of Stockholders' Equity in the Condensed Consolidated Balance Sheets.

The functional currency of our European finance, sales and logistics headquarters in the Netherlands, our sales office, warehouse and distribution center in Hong Kong, our manufacturing facility being constructed in Suzhou and our manufacturing facility in Dongguan, China, is the U.S. dollar. For these foreign operations, assets and liabilities are re-measured at the period-end or historical rates as appropriate. Revenues and expenses are re-measured at average monthly rates. Currency transaction gains and losses are recognized in current operations.

Plantronics has entered into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. We record on the balance sheet at each reporting period the fair value of our forward contracts and record any fair value adjustments in the statements of operations.

Gains and losses resulting from exchange rate fluctuations on foreign exchange forward contracts are recorded in Interest and other income, net, and are offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities. Fair values of foreign exchange forward contracts are determined using quoted market forward rates. Plantronics does not enter into foreign currency forward contracts for trading purposes.

As of September 30, 2005, we had foreign currency forward contracts of approximately €9.4 million and £2.3 million denominated in Euros and Pounds, respectively. These forward contracts hedge against a portion of our foreign currency-denominated receivables, payables and cash balances.

The following table summarizes our net fair value currency position, and approximate U.S. dollar equivalent, at September 30, 2005 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	9,384	$11,300	Sell	1 month
GBP	2,323	$4,100	Sell	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.5 million for the three months ended September 30, 2005 and a net loss of $0.1 million for the three months ended September 30, 2004, and net losses of $0.2 million and $1.0 million for the six months ended September 30, 2004 and 2005, respectively.

Beginning in fiscal 2004, we expanded our hedging activities to include a hedging program to hedge the economic exposure from forecasted Euro and Great British Pound denominated sales from the Audio Communications Group. We periodically hedge these foreign currency forecasted sales transactions with currency options. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. On a monthly basis, we enter into option contracts with a one-year term. We do not purchase options for trading purposes. As of September 30, 2005, we had foreign currency put and call option contracts of approximately €44.4 million and £18.5 million. Collectively, our option contracts function as collars to hedge against a portion of our forecasted foreign denominated sales.

During fiscal 2005, we also entered into an additional hedging program to hedge the economic exposure from forecasted China Yuan denominated costs related to our manufacturing and design center construction in Suzhou, China. We hedge these forecasted transactions with forward currency contracts that mature in less than one year. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. As of September 30, 2005, we had foreign currency forward contracts of approximately CNY 38.8 million (USD equivalent of $4.8 million).

Prior to the acquisition, Altec Lansing hedged a fixed amount of its Euro denominated receivable balance. Altec Lansing has entered into forward contracts where it will deliver Euros at fixed rates until the end of the third quarter of fiscal 2006. Open contracts at month-end are marked to market and the gain or loss is immediately included in earnings. Altec Lansing does not purchase options for trading purposes. As of September 30, 2005, Altec Lansing had forward contracts of approximately €1.2 million.

The following table summarizes our cash flow hedging positions as of September 30, 2005:

	Balance Sheets		Statements of Operations		Statement of Operations
	Accumulated Other		Net Sales		Net Sales
(in thousands)	Comprehensive Income (loss)		Three Months Ended September 30,		Six Months Ended September 30,
	March 31, 2005	September 30, 2005	2004	2005	2004	2005

Realized gain (loss) on closed transactions	$-	$-	$(925)	$(121)	$(1,413)	$(537)
Recognized but unrealized gain (loss) on open transactions	(1,615)	4,304	-	-	-	-

	$(1,615)	$4,304	$(925)	$(121)	$(1,413)	$(537)

6.	MARKETABLE SECURITIES

Investments maturing between three and twelve months from the date of purchase are classified as Marketable securities. Included in Marketable securities are auction rate securities whose reset dates may be less than three months, however, the underlying security’s maturities are greater than one year. Nearly all our investments are held in our name at a limited number of major financial institutions. At March 31, and September 30, 2005, all of our investments were classified as available-for-sale and are carried at fair value based upon quoted market prices at the end of the reporting period. Resulting unrealized gains and losses are recorded as a separate component of Accumulated other comprehensive income in Stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The unrealized loss balances in our Marketable securities as of September 30, 2005 were primarily caused by interest rate increases. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be until maturity, it does not consider these debt securities to be other-than-temporarily impaired at September 30, 2005.

The following table presents the Company’s Marketable securities.

(in thousands)	Marketable Securities
	Cost	Unrealized	Unrealized	Accrued	Fair
	Basis	Gain	Loss	Interest	Value
Balances at March 31, 2005

Auction Rate Certificates	$146,650	$-	$-	$720	$147,370
Auction Rate Preferred	5,000	-	-	1	5,001
Municipal Bonds	7,995	-	(15)	64	8,044

Total Marketable Securities	$163,645	$-	$(24)	$795	$164,416

(in thousands)	Marketable Securities
	Cost	Unrealized	Unrealized	Accrued	Fair
	Basis	Gain	Loss	Interest	Value
Balances at September 30, 2005

Auction Rate Certificates	$18,350	$-	$-	$127	$18,477
Auction Rate Preferred	5,000	-	-	9	5,009
Municipal Bonds	6,500	-	(12)	106	6,594
Government Agency Bonds	-	-	-	-	-

Total Marketable Securities	$29,850	$-	$(12)	$242	$30,080

7.	COMPUTATION OF EARNINGS PER COMMON SHARE

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in thousands, except earnings per share)	September 30,		September 30,
	2004	2005	2004	2005

Net income	$24,675	$13,707	$47,022	$35,405

Weighted average shares-basic	47,977	47,255	47,851	47,318
Effect of unvested restricted stock awards	-	16	-	18
Effect of dilutive securities - employee stock options	2,661	1,736	2,681	1,835
Weighted average shares-diluted	50,638	49,007	50,532	49,171

Earnings per share-basic	$0.51	$0.29	$0.98	$0.75

Earnings per share-diluted	$0.49	$0.28	$0.93	$0.72

Dilutive potential common shares include employee stock options. Outstanding stock options to purchase approximately 0.4 million and 2.4 million shares of Plantronics’ stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2004 and 2005, respectively because their inclusion would have been anti-dilutive. Outstanding stock options to purchase approximately 0.4 million and 2.3 million shares of Plantronics’ stock were excluded from the computation of diluted earnings per share for the six months ended September 30, 2004 and 2005, respectively, because their inclusion would have been anti-dilutive.

8.	PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of awards granted. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and to provide additional disclosures with respect to the pro forma effects of adoption had we recorded compensation expense as provided in SFAS 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

Had compensation expense for our stock option and stock purchase plans been determined based on a fair value method as prescribed by SFAS 123, our net income and net income per share would have been as follows:

	Three Months Ended		Six Months Ended
(in thousands, except earnings per share)	September 30,		September 30,
	2004	2005	2004	2005

Net income:
Net income - as reported	$24,675	$13,707	$47,022	$35,405
Add Stock-based employee compensation expense, net of tax effect, included in net income	-	125		246
Less stock based compensation expense determined under fair value based method, net of taxes	(4,300)	(3,053)	(8,433)	(6,192)
Net income - pro forma	$20,375	$10,779	$38,589	$29,459

Basic net income per share - as reported	$0.51	$0.29	$0.98	$0.75
Basic net income per share - pro forma	$0.42	$0.23	$0.81	$0.62
Diluted net income per share - as reported	$0.49	$0.28	$0.93	$0.72
Diluted net income per share - pro forma	$0.40	$0.22	$0.76	$0.60

The impact on pro forma net income and net income per share in the table above may not be indicative of the effect in future years as options vest over several years and we continue to grant stock options to new and current employees.

The following table sets forth the assumptions used in determining the estimated fair value of stock based awards and the resulting estimated fair value of the awards:

	Employee Stock Options Three Months Ended September 30,		Eployee Stock Options Six Months Ended September 30,		Employee Stock Purchase Plan Three Months Ended September 30,		Employee Stock Purchase Plan Six Months Ended September 30,
	2004	2005	2004	2005	2004	2005	2004	2005

Expected dividend yield	0.5%	0.6%	0.5%	0.6%	0.5%	0.7%	0.5%	0.7%
Expected life (in years)	5.0	5.0	5.1	5.0	0.5	0.5	0.5	0.5
Expected volatility	58.2%	55.4%	58.3%	55.4%	39.6%	36.1%	39.6%	36.1%
Risk-free interest rate	3.3%	4.1%	3.3%	4.0%	1.8%	3.6%	1.8%	3.6%

Weighted-average fair value	$20.56	$16.69	$20.68	$17.43	$7.65	$7.18	$7.65	$7.00

Volatility is a measure of the amount by which a price has fluctuated over a historical period. The higher the volatility, the more the returns on the stock can be expected to vary. The risk free interest rate is the rate on a U.S. Treasury bill or bond that approximates the expected life of the option.

9.	RESTRICTED COMMON STOCK AWARDS

During the three months ended September 30, 2005, Plantronics issued restricted stock awards, representing an aggregate of 5,000 shares, for which the exercise price payable is $0.01 per share.  Compensation cost for restricted stock awards is recognized in an amount equal to the fair value of the award at the date of grant, which totaled $0.2 million.  Such expense is recorded on a straight-line basis over the vesting period of the award, unless forfeited in the event of termination of employment, with the offsetting entry to Additional paid-in capital.  Compensation expense relating to these restricted stock awards was $0.1 million and $0.2 million for the three months and six months ended September 30, 2005, respectively. No compensation expense relating to restricted stock was recorded during the comparable periods in the prior year.

10.	CASH DIVIDENDS

The Company declared a $0.05 per share cash dividend on July 19, 2005, which was paid in the aggregate amount of $2.4 million on September 9, 2005. On November 1, 2005, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share of our Common stock, payable on December 9, 2005 to shareholders of record on November 15, 2005.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

11.	COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of Comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 30,		September 30
	2004	2005	2004	2005
Net income	$24,675	$13,707	$47,022	$35,405

Unrealized gain (loss) on cash flow hedges, for the three and six months ended September 30, 2004 and 2005, net of tax of $74, $0 , ($329) and $113, respectively	190	250	(845)	5,895
Foreign currency translation gains (loss), for the three and six months ended September 30, 2004 and 2005, net of tax of ($80), ($76), $418 and ($357), respectively	(207)	(142)	1,075	(901)
Unrealized gain (loss) on investments, for the three and six months ended September 30, 2005, net of tax of $0 and $1, respectively	-	13	-	8
Comprehensive income	$24,658	$13,828	$47,252	$40,407

12.	INCOME TAXES

The acquisition of Altec Lansing had a significant impact on the consolidated effective tax rate increasing it to 35.0% for the quarter and 30.3% for the six months ended September 30, 2005. This is due to the higher tax rate of Altec Lansing, which was acquired on August 18, 2005, and the impact of certain non-deductible expenses related to the purchase of Altec Lansing. The tax rate in future quarters may be affected by the mix of tax jurisdictions in which profits are determined to be earned and taxed, and changes in estimates, credits, benefits and deductions. The consolidated tax rate will also continue to be affected by the non-deductible expenses related to the purchase of Altec Lansing.

On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the "AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. As of September 30, 2005, management had not decided whether to, or to what extent, repatriate foreign earnings under the AJCA, and, accordingly, the financial statements do not reflect any provision for taxes on un-remitted foreign earnings. Management expects to complete its analysis and reach a decision on this issue in the remainder of fiscal 2006.

13.	PRODUCT WARRANTY OBLIGATIONS

We provide for product warranties for certain customers and accrue for the estimated cost of those warranties as part of our Cost of revenues at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. Our warranties generally start from the delivery date and continue for up to two years depending on the product purchased. In North America, our retail products generally have a one year warranty except for call center and office headsets, and amplifiers, which have a two year warranty. In Europe, our products generally have a two year warranty. Factors that affect our warranty obligation include sales terms which obligate us to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liability quarterly and make adjustments to the liability if necessary. Changes in our warranty obligation, which are included as a component of "Accrued liabilities" on the Condensed Consolidated Balance Sheets, are as follows:

(in thousands)	2004	2005
Warranty liability at March 31	$6,795	$5,970
Warranty provision relating to product shipped during the quarter	2,606	3,060
Deductions for warranty claims processed	(2,413)	(2,834)
Warranty liability at June 30	$6,988	$6,196

Warranty provision relating to product shipped during the quarter	1,530	4,242
Deductions for warranty claims processed	(2,178)	(4,260)
Warranty liability at September 30	$6,340	$6,178

14.	SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to report financial and descriptive information about our reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, the countries in which we earn revenues and hold assets, and major customers. The method for determining what information to report is based on the way that management has organized operating segments within our Company for making operating decisions and assessing financial performance.

Our President and Chief Executive Officer (the “CEO”) is considered our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by information about revenues by product line and revenues by geographic region for purposes of making operating decisions and assessing financial performance. Financial information reviewed by management includes not only revenues by product line, but also Gross profit analysis and Operating income for the Audio Communications Group and Audio Entertainment Group. We now have two reportable segments as a result of our acquisition of Altec Lansing during the second quarter. The Audio Communications Group represents the original Plantronics business as operated prior to the acquisition, excluding certain minor research and development activities, which relate to the audio entertainment business and have been included within the Audio Entertainment Group. The Audio Entertainment Group represents Altec Lansing’s business, and certain aforementioned minor research, development, and engineering expenses. Only the results from the acquisition date of August 18, 2005 to September 30, 2005 are included in the Audio Entertainment Group segment, except for the minor research and development activities for which an entire quarter of expenses are included.

The results of the operating segments are derived directly from our internal management reporting system. The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated Company.

Audio Communications Group

The Audio Communications Group designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired. With respect to headsets, we make products for office and contact center use, for use with mobile and cordless phones, and for use with computers and gaming consoles. The following table presents net revenues by product group within the Audio Communications Group:

	Three Months Ended		Six Months Ended
(in thousands)	September 30,		September 30,
	2004	2005	2004	2005
Net revenues from unaffiliated customers:
Office and Contact Center	$86,204	$107,475	$169,019	$212,900
Mobile	28,815	26,682	63,273	53,550
Gaming and Computer Audio	8,515	8,906	15,508	18,250
Other Specialty Products	6,686	7,237	13,790	14,509
	$130,220	$150,300	$261,590	$299,209

Audio Entertainment Group

The Audio Entertainment Group is engaged in the design, manufacture, sales, marketing and support of audio solutions and related technologies. It offers computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones and microphones for personal digital media. Major products categories include portable audio, which is defined as all speakers whether AC or battery powered that work with portable digital players, such as iPod or MP3 players; powered audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; and personal audio (headphones) and interactive audio (headsets). Currently, all the revenues in the Audio Entertainment Group are derived from Altec Lansing products. Net revenues in the Audio Entertainment Group since the acquisition on August 18, 2005 were $21.9 million.

Segment Financial Data

Financial data for each reportable segment as of March 31, 2005 and September 30, 2005 and for the three and six months ended September 30, 2005 is as follows:

Revenues by Segment
	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2004	2005	2004	2005

Audio Communications Group	$130,220	$150,300	$261,590	$299,209
Audio Entertainment Group	-	21,925	-	21,925

Consolidated net revenues	$130,220	$172,225	$261,590	$321,134

Gross Profit by Segment
	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2004	2005	2004	2005

Audio Communications Group	$69,501	$68,441	$139,168	$141,590
Audio Entertainment Group	-	5,561	-	5,561

Consolidated Gross Profit	$69,501	$74,002	$139,168	$147,151

Operating Income by Segment
	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2004	2005	2004	2005

Audio Communications Group	$33,358	$20,386	$64,061	$49,877
Audio Entertainment Group	-	(329)	-	(329)

Consolidated Operating Income	$33,358	$20,057	$64,061	$49,548

The reconciliation of segment information to our consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2004	2005	2004	2005

Total Segment Operating Income	$33,358	$20,057	$64,061	$49,548

Interest income and other income, net	913	1,031	1,248	1,263
Income tax expense	(9,596)	(7,381)	(18,287)	(15,406)

Consolidated Net income	$24,675	$13,707	$47,022	$35,405

Assets by Segment
	March 31,	September 30,
(in thousands)	2005	2005

Audio Communications Group	$487,929	$377,785
Audio Entertainment Group	-	217,196

Consolidated Assets	$487,929	$594,981

Major Customers

No customer accounted for 10% or more of total net revenues for the three and six months ended September 30, 2004 and 2005, nor did any one customer account for 10% or more of accounts receivable at March 31, 2005 or September 30, 2005.

Geographic Information

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization. The following table presents net revenues and long-lived assets by geographic area:

	Three Months Ended		Six Months Ended
(in thousands)	September 30,		September 30,
	2004	2005	2004	2005
Net revenues from unaffiliated customers:

United States	$89,375	$113,431	$178,464	$210,116

Europe, Middle East and Africa	29,794	36,850	60,978	72,672
Asia Pacific and Latin America	7,902	16,489	15,397	28,338
Canada and Other International	3,149	5,455	6,751	10,008
Total International	40,845	58,794	83,126	111,018
	$130,220	$172,225	$261,590	$321,134

	March 31,	September 30,
(in thousands)	2005	2005

Property, Plant and Equipment:
United States	$31,638	$39,779
Total International	28,107	42,320
	$59,745	$82,099

15.	GOODWILL
The changes in the carrying value of Goodwill during the six months ended September 30, 2005 by segment were as follows:

(in thousands)	Audio Communications Group	Audio Entertainment Group	Consolidated

Balance at March 31, 2005	$9,386	$-	$9,386
Additions	2,176	42,403	44,579
Balance at September 30, 2005	$11,562	$42,403	$53,965

Additions to Goodwill during the six months ended September 30, 2005 resulted from the acquisitions of Octiv and Altec Lansing. See Note 3.

In accordance with SFAS No. 142, we review Goodwill for impairment annually and more frequently if an event or circumstance indicates that an impairment loss has occurred. During the fourth quarter of fiscal 2005, we completed the annual impairment test which indicated that there was no impairment. There were no events or changes in circumstances during the six months ended September 30, 2005 which triggered an impairment review.

16.	INTANGIBLES

The aggregate amortization expense relating to Intangible assets for the three and six months ended September 30, 2004 was $0.2 and $0.4 million, respectively. The aggregate amortization expense for the three and six months ended September 30, 2005 was $2.1 million and $2.4 million, respectively. The following table presents information on acquired intangible assets:

(in thousands)	March 31, 2005
	Gross	Accumulated	Net	Useful
	Amount	Amortization	Amount	Life

Technology	$2,460	$(1,389)	$1,071	7 years
State contracts	1,300	(604)	696	7 years
Patents	1,420	(470)	950	7 years
Trademarks	300	(139)	161	7 years
Non-compete agreements	200	(130)	70	5 years
Total	$5,680	$(2,732)	$2,948

(in thousands)	September 30, 2005
	Gross	Accumulated	Net	Useful
	Amount	Amortization	Amount	Life

Technology	$31,960	$(2,277)	$29,683	6-10 years
In process Technology	900	(900)	-	Immediate
State contracts	1,300	(696)	604	7 years
Patents	1,420	(572)	848	7 years
Customer relationships	17,600	(275)	17,325	8 years
Trademarks	300	(161)	139	7 years
Tradename - inMotion	5,000	(78)	4,922	8 years
Tradename - Altec Lansing	59,100	-	59,100	Indefinite
OEM Relationships	700	(13)	687	7 years
Non-compete agreements	200	(150)	50	5 years

Total	$118,480	$(5,122)	$113,358

The estimated future amortization expense of purchased intangible assets as of September 30, 2005 is as follows (in thousands):

Fiscal year ending March 31,	Amount

Remainder of 2006	$4,149
2007	8,289
2008	8,259
2009	8,105
2010	7,645
Thereafter	17,811

Total	$54,258

17.	SUBSEQUENT EVENTS

On October 2, 2005, we issued a press release announcing a 1,000,000 share repurchase program. Pursuant to the Stock Repurchase Program, the Company will, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions.

On November 1, 2005, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share of our Common stock, payable on December 9, 2005 to shareholders of record on November 15, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as “expect,”“anticipate,”“believe,”“intend,”“plan,”“will,” or “shall” and are based on current expectations and entail various risks and uncertainties. For a discussion of such risk factors and uncertainties, this Quarterly Report on Form 10-Q should be read in conjunction with the "Risk Factors Affecting Future Operating Results," included herein. The following discussions titled, “Financial Condition,” and “Results of Operations,” should be read in conjunction with those risk factors, the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

OVERVIEW:

We are a leading worldwide designer, manufacturer and marketer of lightweight communications headsets, telephone headset systems and accessories for the business and consumer markets under the Plantronics brand. We also are a leading manufacturer and marketer of high quality computer and home entertainment sound systems, portable audio products, and a line of headsets, headphones, and microphones for personal digital media under our Altec Lansing brand. In addition, we manufacture and market specialty telephone products, such as telephones for the hearing impaired and other related products for people with special communication needs under our Clarity brand. For reporting purposes, we aggregate our Plantronics and Clarity products into the Audio Communications Group and our Altec Lansing products as well as some directly-related research and development initiatives into the Audio Entertainment Group.

On August 18, 2005, we completed our acquisition of Altec Lansing Technologies, Inc. (“Altec Lansing”) pursuant to a definitive Agreement and Plan of Merger. Plantronics acquired all the capital stock of Altec Lansing for $165.2 million. Our consolidated financial results for the three and six months ended September 30, 2005 include the financial results of Altec Lansing from August 18, 2005, the date of acquisition, through September 30, 2005. The third quarter historically has been the highest revenue quarter for Altec Lansing due to the impact of the holiday business in the retail market. While we are continuing with our integration efforts, we do not want to disrupt the key business processes in the most critical quarter. Further, the following Management's Discussion and Analysis, separately describes the results of our Audio Communications Group, our Audio Entertainment Group, and our Consolidated results.

We have two reportable segments as a result of the acquisition of Altec Lansing Technologies, Inc. (“Altec Lansing”) during the second quarter. The Audio Communications Group represents the original Plantronics business as operated prior to the acquisition, excluding certain minor research and development activities. The Audio Entertainment Group represents Altec Lansing’s business and certain minor research, development and engineering activities of the original business directly related to the Audio Entertainment Group initiatives. Only the results from the acquisition date of August 18, 2005 to September 30, 2005 are included in the Audio Entertainment Group segment, except for the aforementioned minor research and development activities, which are now included within the Audio Entertainment Group, for which an entire quarter of expenses are included. Furthermore, no comparable periods are provided for the Audio Entertainment Group. (See Note 14).

We sell our broad range of communications products into more than 66 countries through a worldwide network of distributors, original equipment manufacturers (“OEM’s”), wireless carriers, retailers, and telephony service providers. We have well-developed distribution channels in North America and Europe, where use of our products is fairly widespread. Our distribution channels in other regions of the world are less mature and primarily serve the headset contact center markets in those regions.

The second quarter of fiscal 2006 was significantly impacted by several major factors. Our acquisition of Altec Lansing, a market leader in portable and powered audio systems, will enable Plantronics to combine its expertise in voice communication and Altec Lansing’s in music entertainment to meet the full audio needs of the consumer in their personal and professional lives. We financed our acquisition partially from our existing cash and partially from drawing on a line of credit facility. Purchase accounting had a substantial negative impact on our results this quarter and will continue to have a substantial negative impact in the third quarter of 2006.

In the Audio Communications Group, our revenues were more back-end loaded than in recent quarters. As a result, receivables not yet due were higher at the end of the quarter than in recent previous quarters, which adversely impacted cash flow from operations. Many of our new Bluetooth products were launched later in the second quarter and thus, these new products were not a significant component in overall revenues for the quarter. Inventory increased at the end of the quarter, which adversely impacted cash flow from operations. We also experienced year-over-year decreases in our gross margin. We have been increasing capacity to prepare for anticipated future growth. Consequently, one of the largest factors in our gross margin decline was an overall reduction in the efficiency of our manufacturing operations with higher fixed costs on lower total production, including the impact of start-up costs in China as well as higher compensation expenses in Mexico related to increased headcount. Unit production was lower than a year ago primarily due to the decline in mobile corded headsets. The number of new products that our factory needed to ramp in the quarter was significant and yields have not hit target levels, further contributing to less than optimal manufacturing costs.

Despite the challenges associated with our second quarter of fiscal 2006, we have remained focused on our overall long-term strategy for the Audio Communications Group, which is to increase headset adoption in the enterprise markets through the creation of new products that are appealing in functionality and design and combining these products with marketing programs to increase awareness and interest. In addition, we have a strong consumer focus in the mobile, gaming and computer, and the audio entertainment areas as we see large overlaps between these markets and our business-to-business markets. While we believe that the overall demand for headsets will continue to increase, we expect future sequential growth rates to be moderate due to the fact that further gain in channel participation will be minimal. We believe that the continuing trend of audio and entertainment convergence presents another area of opportunity for us. The potential for future growth will depend on our efforts to expand customer awareness and our ability to successfully launch new products, aided by marketing campaigns. In each of our markets, the trend towards wireless products contributed significantly to demand but was partially offset by declines in sales of corded headsets for similar applications. We expect the overall trend toward further wireless adoption to continue during the remainder of fiscal 2006, and our growth is dependent on this trend continuing.

Wireless products represent an opportunity for high growth both for the office market and for mobile applications. Relative to corded products for those applications, gross margins tend to be lower.  In the office market, this is primarily due to the cost to provide compatibility and acoustic performance.  In the mobile market, particularly for consumer applications, margins are lower due to the higher cost of the solutions relative to corded products, the level of competition, and the concentrated industry structure into which we sell.  Our strategy for improving the profitability of mobile consumer products is to differentiate and provide compelling solutions with regards to features, design, ease of use, and performance.

To capitalize on the growth opportunities in the office, contact center, mobile and entertainment markets, and to meet the challenges associated with competitive pricing, market share, and consumer acceptance, we have launched several key initiatives, which include:

•
Integration of Altec Lansing. Altec Lansing’s business is complex with significant overseas operations. We are currently evaluating the best ways to preserve the strengths of the Altec Lansing business model and its success in the retail markets while incorporating efficiencies and synergies into our combined company. The integration effort represents a significant cost to the combined company both in terms of time commitment for the Selling, general and administrative associates and anticipated future costs for the Audio Entertainment Group for systems integration, infrastructure alignment, and costs associated with being part of a publicly-traded company.

•
Development and launch of new products. During the second quarter of fiscal 2006, we launched and shipped several models in our new suite of Bluetooth products. The Explorer 320, which is an entry-level Bluetooth personal mobile headset, began to ship in the second quarter. We also launched and shipped the Discovery 640, which is a premium Bluetooth personal mobile headset, late in the quarter. The Voyager 510s, which commenced shipments in the second quarter, is a system which features a Bluetooth headset with a base for the office professional that allows users to move seamlessly between a call on the cell phone and a call on the office phone. The Voyager 510, a Bluetooth mobile headset, which commenced shipping on a limited basis in the first quarter of fiscal 2006, began to ship in volume in the second quarter of fiscal 2006. We launched our new Pulsar headset toward the end of the second quarter, but only made limited shipments of this product. The Pulsar allows users to Bluetooth-enable their iPod and listen to it via a wireless stereo connection, interrupt a song to answer a call from their cell phone, and return to the song once the call has completed. Our new Vista Plus system, launched late in the quarter, has a digital amplifier which provides compatibility with emerging safety standards in Europe using DSP technology.

Because many of these new products shipped late in the second quarter, revenues from our new suite of products were not significant to the quarter. Going forward, we plan to continue to develop and enhance functionality on this platform. We expect that the costs related to the development of new Bluetooth products and models will continue to increase our Research, development and engineering expenses for the remainder of fiscal 2006.

•
Bringing advanced technologies to market. There is an emerging trend in which the communications and entertainment spaces are converging in the wireless market. We expect this trend to result in a demand for technologies that are simple and intuitive, utilize voice technology, control noise, and rely on miniaturization and power management. We intend to expand our own core technology group and partner with other innovative companies to develop new technologies. Toward that end, in April 2005, we acquired Octiv, Inc., which was renamed Volume Logic, Inc. (“Volume Logic”) and provides us with broader technology expertise expanding beyond voice communications DSP into audio DSP. In August 2005, we acquired Altec Lansing Technologies, Inc. (“Altec Lansing”), a leading manufacturer and marketer of high quality computer and home entertainment sound systems, and a line of headsets, headphones and microphones for personal digital media. We believe that bringing our product concepts to market will be more effective if we have an audio brand to go along with our voice communications brand, and that as a supplier to key channel partners, we will become a more important supplier if we can satisfy a broader set of audio needs. We expect that the costs related to the expansion of our own core technology group, including Volume Logic, will increase our Research, development and engineering expenses for the remainder of fiscal 2006.

•
Greater focus on branding and marketing. We believe that consumer marketing is highly relevant to headset adoption and consumer awareness. Therefore, we have been increasing our marketing capability. By expanding our marketing headcount, including hiring key personnel and combining key products with an advertising program, we believe we will strengthen our brand position for the consumer markets and help category adoption. On July 20, 2005, we launched a national, integrated marketing campaign highlighting Plantronics’ historic role in the moon landing. Our marketing campaign includes television and print ads, new packaging, a new tagline of “sound innovation,” a new corporate logo, and a promotion in which consumers will have an opportunity to win a trip to space. As a result of this advertising campaign, we increased our advertising spending in the U.S. significantly, and we expect these costs to increase our Selling, general and administrative expenses in the remaining quarters of fiscal 2006. Because the advertising and print ads did not start until late August, we believe that there was only a limited increase in revenues associated with this campaign in the second quarter; however, we believe that overall, the benefits of the campaign will be at least commensurate with the costs.

•
Building consumer product manufacturing infrastructure. The consumer products market is characterized by cost competitiveness resulting in a predominantly China-based manufacturing infrastructure. In order to gain more flexibility in our supply chain, to better manage inventories and to reduce long term costs, we are building a manufacturing facility and design center in Suzhou, China. We began construction on this facility in December 2004 and expect to begin significant commercial operations there by the fourth quarter of fiscal 2006. Through September 30, 2005, we have spent $8.9 million on construction, and, over the next six months, we plan to invest $2.1 million more to complete its development.

•
Creation of a leading industrial design team. We have increased the size of our design team and made key hires to expand our expertise in the area of industrial design. Our strengthened industrial design team will be focused on enhancing the look of our products, which we believe is a key factor in the customer’s decision to buy.  We expect that the costs of the larger design team will increase our Research, development and engineering expenses in the remainder of fiscal 2006.

Looking forward, we are focused on the implementation of our key initiatives. If successful, we can capitalize on high-growth, emerging markets with competitively priced products that are attractive to the consumer.

We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, the Consolidated Statements of Operations data and data by segment. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

	Consolidated				Consolidated
	Three Months Ended				Six Months Ended
	September 30,		September 30,		September 30,		September 30,
	2004		2005		2004		2005

Net revenues	$130,220	100.0%	$172,225	100.0%	$261,590	100%	$321,134	100.0%
Cost of revenues	60,719	46.6%	98,223	57.0%	122,422	46.8%	173,983	54.2%
Gross profit	69,501	53.4%	74,002	43.0%	139,168	53.2%	147,151	45.8%
Operating expense:
Research, development and engineering	10,838	8.3%	16,122	9.4%	20,882	8.0%	29,888	9.3%
Selling, general and administrative	25,305	19.4%	37,823	22.0%	54,225	20.7%	67,715	21.1%
Total operating expenses	36,143	27.8%	53,945	31.3%	75,107	28.7%	97,603	30.4%

Operating income	33,358	25.6%	20,057	11.6%	64,061	24.5%	49,548	15.4%

Interest income and other income, net	913	0.7%	1,031	0.6%	1,248	0.5%	1,263	0.4%
Income before income taxes	34,271	26.3%	21,088	12.2%	65,309	25.0%	50,811	15.8%
Income tax expense	9,596	7.4%	7,381	4.3%	18,287	7.0%	15,406	4.8%
Net income	$24,675	18.9%	$13,707	8.0%	$47,022	18.0%	$35,405	11.0%

	Audio Entertainment		Audio Communications
	Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2005		2004		2005

Net revenues	$21,925	100.0%	$130,220	100.0%	$150,300	100.0%
Cost of revenues	16,364	74.6%	60,719	46.6%	81,859	54.5%
Gross profit	5,561	25.4%	69,501	53.4%	68,441	45.5%

Operating expense:
Research, development and engineering	1,951	8.9%	10,838	8.3%	14,171	9.4%
Selling, general and administrative	3,939	18.0%	25,305	19.4%	33,884	22.5%
Total operating expenses	5,890	26.9%	36,143	27.8%	48,055	32.0%
Operating income (loss)	$(329)	-1.5%	$33,358	25.6%	$20,386	13.6%

	Audio Entertainment		Audio Communications
	Six Months Ended		Six Months Ended
	September 30,		September 30,		September 30,
	2005		2004		2005

Net revenues	$21,925	100.0%	$261,590	100.0%	$299,209	100.0%
Cost of revenues	16,364	74.6%	122,422	46.8%	157,619	52.7%
Gross profit	5,561	25.4%	139,168	53.2%	141,590	47.3%

Operating expense:
Research, development and engineering	1,951	8.9%	20,882	8.0%	27,937	9.3%
Selling, general and administrative	3,939	18.0%	54,225	20.7%	63,776	21.3%
Total operating expenses	5,890	26.9%	75,107	28.7%	91,713	30.7%
Operating income (loss)	$(329)	-1.5%	$64,061	24.5%	$49,877	16.7%

NET REVENUES

Audio Communications Group

	Three Months Ended				Six Months Ended
	September 30,	September 30,	Increase		September 30,	September 30,	Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Communications Group
Net revenues from unaffiliated customers:
Office and Contact Center	$86,204	$107,475	$21,271	24.7%	$169,019	$212,900	$43,881	26.0%
Mobile	28,815	26,682	(2,133)	-7.4%	63,273	53,550	(9,723)	-15.4%
Gaming and Computer Audio	8,515	8,906	391	4.6%	15,508	18,250	2,742	17.7%
Other Specialty Products	6,686	7,237	551	8.2%	13,790	14,509	719	5.2%
Total segment net revenues	$130,220	$150,300	$20,080	15.4%	$261,590	$299,209	$37,619	14.4%

Our net revenues for the Audio Communications Group are comprised of four components, which represent the major markets in which our products are sold: Office and Contact Center, Mobile, Gaming and Computer Audio, and Other Specialty Products. The Office and Contact Center markets include both corporate and small office/home office and call centers. The Mobile market represents our largest unit volume market and represents sales of our headsets, which are used with mobile phones. The Gaming and Computer Audio markets are for headsets which are used with entertainment applications, such as on-line gaming and personal computer-compatible headsets. Other Specialty Products are primarily products sold to the hearing-impaired and special needs markets.

Historically, the Office and Contact Center products have represented our largest source of revenues while the Mobile products have represented our largest unit volumes. Revenues may vary due to the timing of the introduction of new products, seasonality, discounts and other incentives and channel mix. There is a growing trend toward wireless products and a corresponding shift away from our corded products. We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders. Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

For the three and six months ended September 30, 2005, compared to the same periods a year ago, our growth in revenues was primarily derived from our Office and Contact Center products and, to a lesser extent, sales of our Gaming and Computer Audio products, offset by a decrease in sales of our Mobile products.

Growth in our Office and Contact Center products resulted primarily from increased sales of our office wireless headsets, specifically the CS50 and the CS60 products. Our new wireless office product, Voyager 510s only started to ship towards the end of this quarter.  Shipment revenues of the office wireless headsets increased over 168% compared to the same quarter one year ago and approximately 175% for the six months compared to the same period a year ago. This is a continuing reflection of the growing trend toward wireless products.  Shipment revenue growth in the corded office products for the three months ended September 30, 2005 was relatively flat, up 1.9% or $1.2 million and up 1.2% or $1.6 million for the six months ended September 30, 2005 compared to the same periods a year ago.  While we anticipate shipment growth, particularly in the office wireless products, we are experiencing more price competition now than we have historically.

For the three months ended September 2005, the decrease in revenues from our Mobile products is attributable primarily to a change in product mix from corded products to our Bluetooth products. Compared to the same period a year ago, shipments of our mobile corded headsets decreased by approximately 34% and the increase in the Bluetooth headset shipment revenues of 42% was not sufficient in absolute dollars to cover the decrease in corded revenues.

For the six months ended September 2005, we experienced the same trends as for the three month period ended September 2005. Shipments of our mobile corded products were lower by 39% while the shipments of our Bluetooth headset products increased by approximately 38% compared to the same period a year ago, but the increase in cordless shipments was not sufficient in absolute dollars to offset the decrease in corded revenue. The key drivers for the three and six months periods compared to the year ago periods are due to several key factors:

•	During the first quarter of fiscal 2006, we had lower shipments to one of our key wireless OEM carrier partners, resulting from a constraint in supply of a new part for a custom product.

•
During the first six months of fiscal 2005, a large customer was purchasing our mobile headsets to include in "promotional bundles" with sales of cell phones in the first quarter of 2005. While we continue to participate in such bundles with this customer, the number of such bundles is lower than it was a year ago.

The increase in Bluetooth shipments helped offset the overall Mobile decrease even though there was limited supply of one of our new generation Bluetooth headsets and some of our other new Bluetooth products were shipped later in the quarter. Our key new mobile products are the Explorer 320, Discovery 640, and Pulsar 590A, all new generation Bluetooth-enabled headsets and the M21X, a replacement product.

Growth in our Gaming and Computer Audio products resulted primarily from increased shipments of headsets for voice over internet protocol (“VoIP”) applications and our gaming products, particularly in our international markets, and a refresh of our product line.

Revenues from our Specialty products, which are primarily our Clarity products marketed for hearing impaired individuals, slightly increased. During the quarter ended September 30, 2005, we launched the C410 and C420 products, both low cost phones for the retail market.

Audio Entertainment Group

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30, Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Entertainment Group
Net revenues from unaffiliated customers:
Total segment net revenues	$-	$21,925	$21,925	100.0%	$-	$21,925	$21,925	100.0%

Our net revenues for the Audio Entertainment Group are comprised of multi-media products sold in the worldwide computer and consumer audio markets. Major product categories include portable audio, which is defined as all speakers whether AC or battery powered that work with portable digital players, such as iPod or MP3 players; powered audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; and personal audio (headphones) and interactive audio (headsets). Currently, all the revenues in the Audio Entertainment Group are derived from Altec Lansing products.

The Audio Entertainment Group revenues for three months ended September 30, 2005 represent results since the acquisition of Altec Lansing on August 18, 2005, and thus reflect only a partial quarter’s revenues rather than an entire quarter’s revenues. Portable products accounted for approximately 52% of net revenues, and powered products, personal audio and interactive audio product net revenues accounted for the remainder.

Because of the significance of the retail channel which historically has its strongest sales in the December quarter, seasonality is a major impact on quarterly results. Revenues may also vary due to timing of the introduction of new products, discounts and other incentives, and channel mix.

Consolidated

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Consolidated By Geographic Region

United States	$89,375	$113,431	$24,056	26.9%	$178,464	$210,116	$31,652	17.7%

Europe, Middle East and Africa	29,794	36,850	7,056	23.7%	60,978	72,672	11,694	19.2%
Asia Pacific and Latin America	7,902	16,489	8,587	108.7%	15,397	28,338	12,941	84.0%
Canada and Other International	3,149	5,455	2,306	73.2%	6,751	10,008	3,257	48.2%
Total International	40,845	58,794	17,949	43.9%	83,126	111,018	27,892	33.6%
Total consolidated net revenues	$130,220	$172,225	$42,005	32.3%	$261,590	$321,134	$59,544	22.8%

The increase in the consolidated net revenues for the three and six months ended September 30, 2005 is mainly attributable to the additional results from the new Audio Entertainment Group and growth in the Office and Contact Center products, especially in our wireless products, offset by a decrease in our mobile headset business.

The wireless market, coupled with a trend toward the convergence of audio and entertainment, continues to grow, with net revenues for the three and six month periods ended September 30, 2005 both up approximately 14% compared to the same periods one year ago. In addition, our total net revenues from wireless products for the three months and six months ended September 30, 2005 now account for 36.2% and 34.6% of our total net revenues compared to 22.6% and 21.0% in the same periods a year ago.

Consolidated net revenues from domestic sales for the three and six months ended September 30, 2005, as a percentage of total net revenues, decreased from 69% to 66% and from 68% to 65%, respectively, when compared to the same periods a year ago. Net revenue from international sales for the three and six months ended September 30, 2005, as a percentage of total net revenue, increased from 31% to 34%, and 32% to 35%, respectively, when compared to the same periods a year ago. For the Audio Communications Group we experienced growth in all major international regions, particularly in our Asia Pacific Latin America region (“APLA”) which increased 29% and 31% for the three and six months ended September 30, 2005, respectively. Our Europe, Middle East, and Africa (“EMEA”) region increased 19% and 20% respectively. This growth was broad based across all of our major product groups.  Our EMEA region has been challenged in the Bluetooth mobile market by tough competitive dynamics and delays in the product launches of our new generation Bluetooth products until late in the second quarter of fiscal 2006. Most of the international revenues of the Audio Entertainment Group are driven by the European markets.

GROSS PROFIT

Audio Communications Group

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Communications Group
Net revenues	$130,220	$150,300	$20,080	15.4%	$261,590	$299,209	$37,619	14.4%
Cost of revenues	60,719	81,859	21,140	34.8%	122,422	157,619	35,197	28.8%
Segment Gross profit	$69,501	$68,441	$(1,060)	-1.5%	$139,168	$141,590	$2,422	1.7%
Segment Gross profit %	53.4%	45.5%	(7.9)	ppt.	53.2%	47.3%	(5.9)	ppt.

For the three months ended September 30, 2005, Gross profit as a percent of revenues decreased 7.9 percentage points compared to the same period a year ago. This decrease was primarily due to the following:

•
We have been increasing capacity to prepare for anticipated future growth. Consequently, one of the largest factors in our gross margin decline was an overall reduction in the efficiency of our manufacturing operations with higher fixed costs on lower total production. This includes the impact of start-up costs in China and increased capacity in Mexico. Unit production was lower than a year ago due primarily to the decline in sales from mobile corded headsets.

•	The number of new products that our factory needed to produce in the quarter was significant and yields have not hit target levels, further contributing to a less than optimal manufacturing cost.

•
Requirements for excess and obsolete inventory increased and the cost of our warranty obligations was higher. We do not expect higher provisions related to excess and obsolete inventory to be a continuing trend.

•
Our product mix was somewhat unfavorable with a decline in the percent of total revenue attributed to professional grade corded headsets. Net prices on certain products were also down versus a year ago, which contributed to the decrease in gross margin.

For the six months ended September 30, 2005, Gross profit as a percent of revenues decreased 5.9 percentage points compared to the same period a year ago mainly due to the factors described above for the three months ended September 30, 2005, except that our standard margin has been negatively impacted by an unfavorable mix from our Office and Contact Center products towards consumer products. In addition for the six month period the impact of the requirement for excess and obsolete inventory and warranty provisions were much lower than what was required for the second quarter of fiscal 2006.

We expect Gross profit pressures to continue for the near future. In the short term, actions designed to improve our Gross profit through supply management and improvements in the product launch cycle will be a principal focus for us.

Audio Entertainment Group
	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Entertainment Group
Net revenues	$-	$21,925	$21,925	100.0%	$-	$21,925	$21,925	100.0%
Cost of revenues	-	16,364	16,364	100.0%	-	16,364	16,364	100.0%
Segment Gross profit	$-	$5,561	$5,561	100.0%	$-	$5,561	$5,561	100.0%
Segment Gross profit %		25.4%	25.4	ppt.		25.4%	25.4	ppt.

The Audio Entertainment Group’s Gross profit represents results since the acquisition of Altec Lansing on August 18, 2005. Included in the three and six months ended September 30, 2005 is a charge of $2.3 million relating to the amortization of the manufacturing profit capitalized to inventories acquired through the purchase of Altec Lansing. The full amount of the manufacturing profit capitalized is expected to be fully amortized by the third fiscal quarter of 2006.

Gross profit may vary depending on the product mix, competitive price pressures, amount of excess and obsolete inventory charges, return rates, and other factors. A further shift towards the newer, but lower margin, portable products may have downward pressure on our Gross profit.

Consolidated

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Consolidated
Net revenues	$130,220	$172,225	$42,005	32.3%	$261,590	$321,134	$59,544	22.8%
Cost of revenues	60,719	98,223	37,504	61.8%	122,422	173,983	51,561	42.1%
Consolidated Gross profit	$69,501	$74,002	$4,501	6.5%	$139,168	$147,151	7,983	5.7%
Consolidated Gross profit %	53.4%	43.0%	(10.4)	ppt.	53.2%	45.8%	(7.4)	ppt.

The increase in the consolidated Gross profit in the three and six months ended September 30, 2005 is mainly attributable to the additional results from our new Audio Entertainment Group. However, this has been offset by the lower Gross profit of the Audio Communications Group driven primarily by higher manufacturing variances, costs of the development of our China plant and higher specific excess and obsolete provision, and warranty provisions in the second fiscal quarter of 2006, and by the amortization of the manufacturing profit of $2.3 million capitalized to inventories acquired through the acquisition of Altec Lansing.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead expenses, including facilities, HR and IT costs.

Audio Communications Group

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Communications Group
Research, development and engineering	$10,838	$14,171	$3,333	30.8%	$20,882	$27,937	$7,055	33.8%
% of total segment net revenues	8.3%	9.4%	1.1	ppt.	8.0%	9.3%	1.3%	ppt.

The Audio Communications Group’s Research, development and engineering costs reflect our substantial commitment to developing new products for all the markets we serve, and, are significantly higher in the three and six months ended September 30, 2005 compared to the same periods  a year ago, primarily due to the following:

•
Incremental spending in our ongoing design and development of wireless products, including a suite of Bluetooth products, featuring a new chip set and a re-vamped style and design geared for the more fashion-conscious market. These new, third generation Bluetooth products, Discovery 640, Explorer 320, Pulsar 590A and Voyager 510S, were launched late in the second quarter of fiscal 2006.

•
Growth of the domestic and international design centers. We continue to invest in the Plamex Design Center, located in Tijuana, Mexico and the China Design Center, located in Suzhou, China, that incurred costs of $0.6 million and $0.3 million, respectively during the second quarter of fiscal 2006. Our China Design Center is still in a “start-up” mode, and we expect full production in the fourth fiscal quarter of 2006.  Our strategy is to have project execution, build, and verification processes co-located with the teams that are responsible for the manufacturing in order to improve execution, efficiency, and cost effectiveness.

•	Additional investment in new technologies acquired through Volume Logic; and

•	A higher investment in project materials, especially in the second fiscal quarter of 2006, relating to verification builds of the newly launched products.

Audio Entertainment Group

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Entertainment Group
Research, development and engineering	$-	$1,951	$1,951	100.0%	$-	$1,951	$1,951	100.0%
% of total segment net revenues	0.0%	8.9%	8.9	ppt.	0.0%	8.9%	8.9	ppt.

The Audio Entertainment Group’s Research, development, and engineering costs represent results since the acquisition of Altec Lansing on August 18, 2005 and a full quarter of certain minor Research, development and engineering activities of the original business directly related to the Audio Entertainment Group initiatives. Included in the three month period ended September 30, 2005 is an amount of $0.9 million relating to the write-off of In Process Research and Development Technology (“IPRD”) acquired as a result of the purchase of Altec Lansing. Other investments made relate to development of the Audio Entertainment Group product lines and investment needed to maintain current technology.

Consolidated

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Consolidated
Research, development and engineering	$10,838	$16,122	$5,284	48.8%	$20,882	$29,888	$9,006	43.1%
% of total consolidated net revenues	8.3%	9.4%	1.1	ppt.	8.0%	9.3%	1.3	ppt.

The significant increase to the consolidated Research, development, and engineering costs in the three and six months ended September 30, 2005 is attributable to our continued investment in the development of new products, our design centers and the additional expenses from the new Audio Entertainment Group, including the one-time write off of the IPRD.

We expect that our Research, development and engineering costs will continue to increase during the remainder of fiscal year 2006 in the following areas:

•	Full-quarter impact of the Audio Entertainment Group;

•	Continued investment in new product development, including portable products, new product initiatives for the enterprise market, and Bluetooth and other wireless technologies;

•	Continued investment in our new research and development centers, especially in Suzhou, China to improve execution, efficiency, and cost effectiveness;

•	Costs associated with the integration of Altec Lansing with Plantronics.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, professional service fees, litigation costs, marketing costs, bad debt expense and allocation of overhead expenses, including facilities, human resources and IT costs.

Audio Communications Group

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Communications Group
Selling, general and administrative	$25,305	$33,884	$8,579	33.9%	$54,225	$63,776	$9,551	17.6%
% of total segment net revenues	19.4%	22.5%	3.1	ppt.	20.7%	21.3%	0.6	ppt.

For the three and six months ended September 30, 2005, compared to the same periods a year ago, Selling, general and administrative expenses increased significantly due primarily to higher expenses in our second quarter of fiscal 2006 compared to the same quarter a year ago due to the following:

•	An increase in marketing expenses associated with the launch of our national branding campaign, which will continue in the third quarter of fiscal 2006;

•	A one-time benefit from a favorable court ruling and legal settlement in the second quarter of fiscal 2005; and

•
An increase in sales expense attributable to a larger global sales presence, a specific severance provision, higher bad debt expense, and the adverse effect on expenses from the higher foreign exchange rates.

Audio Entertainment Group

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Entertainment Group
Selling, general and administrative	$-	$3,939	$3,939	100.0%	$-	$3,939	$3,939	100.0%
% of total segment net revenues	0.0%	18.0%	18.0	ppt.	0.0%	18.0%	18.0	ppt.

The Audio Entertainment Group’s Selling, general and administrative expenses for the three months ended September 30, 2005, represent results since the acquisition of Altec Lansing on August 18, 2005.

Consolidated

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Consolidated
Selling, general and administrative	$25,305	$37,823	$12,518	49.5%	$54,225	$67,715	$13,490	24.9%
% of total consolidated net revenues	19.4%	22.0%	2.6	ppt.	20.7%	21.1%	0.4	ppt.

The significant increase to the consolidated Selling, general and administrative expenses in the three and six months ended September 30, 2005, can be attributed to costs associated with the launch of our national branding campaign, a larger global sales presence, the impact of the one-time benefit from the legal settlement in the comparable periods a year ago and the additional expenses from the newly acquired Audio Entertainment Group, of which $0.9 million relates to the amortization charges associated with assets acquired in the purchase of Altec Lansing.

We anticipate our consolidated Selling, general and administrative expenses will continue to increase due to the further investments in our national branding campaign and the full-quarter impact of the acquired Audio Entertainment business. Our national branding campaign will continue into the next quarter with further estimated costs of $3.4 million. In addition, since the media portion of the ad campaign did not begin until August 29, 2005, we believe that any revenue increase from the campaign was very limited during the second quarter of fiscal 2006, though we continue to believe that the benefits of the campaign will at least be commensurate with the costs.

TOTAL OPERATING EXPENSES AND OPERATING INCOME

Audio Communications Group

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Communications Group
Operating Expense	$36,143	$48,055	$11,912	33.0%	$75,107	$91,713	$16,606	22.1%
% of total segment net revenues	27.8%	32.0%	4.2	ppt.	28.7%	30.7%	2.0	ppt.

Operating Income	$33,358	$20,386	$(12,972)	-38.9%	$64,061	$49,877	$(14,184)	-22.1%
% of total segment net revenues	25.6%	13.6%	(12.0)	ppt.	24.5%	16.7%	(7.8)	ppt.

Operating income for the three months ended September 30, 2005 decreased 38.9% to 13.6% of net revenues compared to the 25.6% for the same quarter a year ago. The decrease is due to the 7.9 percentage point decrease in Gross profit and higher operating expenses of 4.2 percentage points.

Operating income for the six months ended September 30, 2005 decreased 22.1% to 16.7% of net revenues compared to the 24.5% in the same period a year ago. This decrease is due to the 5.9 percentage point decrease in Gross profit and a slight increase in operating expenses as percentage of revenue of 2.0 percentage points.

Audio Entertainment Group

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Entertainment Group
Operating Expense	$-	$5,890	$5,890	100.0%	$-	$5,890	$5,890	100.0%
% of total segment net revenues	0.0%	26.9%	26.9	ppt.	0.0%	26.9%	26.9	ppt.

Operating Loss	$-	$(329)	$(329)	-100.0%	$-	$(329)	$(329)	-100.0%
% of total segment net revenues	0.0%	-1.5%	(1.5)	ppt.	0.0%	-1.5%	(1.5)	ppt.

For the three months ended September 30, 2005, the Audio Entertainment Group incurred an operating loss, primarily from the impact of $4.1 million in non-cash charges related to purchase accounting associated with the acquisition of Altec Lansing consisting of:

•	$2.3 million recorded under Cost of revenues which relates to the manufacturing profit capitalized to inventory, which is expected to be fully expensed by the end of the third quarter of fiscal 2006.

•	$1.8 million recorded under Operating expenses which consists of $0.9 million for an In-process research and development write-off and $0.9 million for the amortization of acquired intangible assets.

Consolidated

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Consolidated
Operating Expense	$36,143	$53,945	$17,802	49.3%	$75,107	$97,603	$22,496	30.0%
% of total consolidated net revenues	27.8%	31.3%	3.5	ppt.	28.7%	30.4%	1.7	ppt.

Operating Income	$33,358	$20,057	$(13,301)	-39.9%	$64,061	$49,548	$(14,513)	-22.7%
% of total consolidated net revenues	25.6%	11.6%	(14.0)	ppt.	24.5%	15.4%	(9.1)	ppt.

Operating income for the three and six months ended September 30, 2005 decreased compared to the same period a year ago, primarily due to pressure on the gross margins, higher operating investments and the impact of the non- cash charges related to the acquisition of Altec Lansing.

INTEREST AND OTHER INCOME, NET

Consolidated

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Interest and other income, net	$913	$1,031	$118	12.9%	$1,248	$1,263	$15	1.2%
% of total net revenues	0.7%	0.6%	(0.1)	ppt.	0.5%	0.4%	(0.1)	ppt.

For the three months ended September 30, 2005, the increase in Interest and other income was driven primarily by a foreign exchange gain of $0.5 million compared to a foreign exchange loss of $0.1 million in the same quarter a year ago. This increase was partially offset by lower interest income as a result of our lower cash balance due to the cash payment made for the acquisition of Altec Lansing, and approximately $0.3 million in interest received from a one-time litigation settlement award received in the same quarter a year ago.

For the six months ended September 30, 2005, compared to the same period one year ago, the slight increase in Interest and other income was primarily driven by higher interest income earned on Marketable securities due to higher interest rates and average cash balances. Interest rates for the six months ended September 30, 2005 averaged 2.6% compared to 1.3% in the same period a year ago. The higher interest income was offset by a much larger foreign exchange loss. This was primarily due to a sharp period-over-period strengthening of the U.S. dollar versus the Euro and British pound.

INCOME TAX EXPENSE

Consolidated

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Income before income taxes	$34,271	$21,088	$(13,183)	-38.5%	$65,309	$50,811	$(14,498)	-22.2%
Income tax expense	9,596	7,381	(2,215)	-23.1%	18,287	15,406	(2,881)	-15.8%
Net income	$24,675	$13,707	$(10,968)	-44.5%	$47,022	$35,405	$(11,617)	-24.7%

Effective tax rate	28.0%	35.0%	7.0	ppt.	28.0%	30.3%	2.3	ppt.

For the second quarter of fiscal 2006, compared to the same quarter a year ago, income tax expense decreased due to lower income before tax.  The acquisition of Altec Lansing had a significant impact on the consolidated effective tax rate increasing it to 35.0% for the quarter and 30.3% for the six months ended September 30, 2005. This is due to the higher tax rate of Altec Lansing, which was acquired on August 18, 2005, and the impact of certain non-deductible expenses related to the purchase of Altec Lansing. The tax rate in future quarters may be affected by the mix of tax jurisdictions in which profits are determined to be earned and taxed, and changes in estimates, credits, benefits and deductions. The consolidated tax rate will also continue to be affected by the non-deductible expenses related to the purchase of Altec Lansing.

On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the "AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We have been evaluating the potential to repatriate cash from offshore earnings and profits under the AJCA, and also evaluating borrowing offshore within that same context. Our analysis is not complete and we have not reached a decision. The estimated tax rates discussed above do not include the impact of additional tax expense that would be due if we reached such a decision in the third quarter of fiscal 2006.

FINANCIAL CONDITION:

The table below provides selected condensed consolidated cash flow information for the periods presented:

	Six Months Ended
	September 30,
($ in thousands)	2004	2005

Cash provided by operating activities	$39,729	$38,040

Cash used for capital expenditures and other assets	(14,080)	(22,306)
Cash used for all other investing activities	(15,700)	(30,643)
Cash used for investing activities	(29,780)	(52,949)

Cash provided by (used for) financing activities	$7,698	$(2,110)

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities represent the most significant source of funding for us.

During the six months ended September 30, 2005, compared to the same period a year ago, operating cash flows slightly decreased due to a combination of factors. Net income was significantly lower by $11.6 million due to a lower gross margin as a result of changes in our product mix and higher operating expenses. Inventory balances increased significantly during the six months ended September 30, 2005, predominantly due to raw materials purchases for the build up of parts required for the manufacturing of our new products and the Altec Lansing inventory. Our new products did not start to ship until late in the second quarter, which resulted in a higher-than-planned inventory balance at September 30, 2005. Accounts receivable increased significantly as we had unusually higher sales at the end of the period and lower cash collections compared to the same period last year. Our days sales outstanding (“DSO”) increased to 60 days in the second quarter of fiscal 2006 from 53 days in the fourth quarter of fiscal 2005 and up nine days from the comparable quarter last year. The increase in DSO from March 31, 2005 is primarily attributable to a change in the U.S. customer mix and the increase in the amount and proportion of international sales compared to our domestic sales. In international locations, trade terms that are standard in a particular locale may extend longer than is standard in the U.S. This may increase our working capital requirements and may have a negative impact on our cash flow provided by operating activities. We believe the net receivable balance is collectible and that we have sufficient reserves to cover our anticipated exposure to bad debt.

The cash outflows in operating activities for increased receivables and inventory were offset by an increase in the Accounts payable balance due to timing of payments.

New accounting rules effective for us in the first quarter of fiscal 2007 require that a portion of the cash benefits resulting from the tax deductibility of increases in the value of equity instruments issued under share-based arrangements be included as part of cash flows from financing activities rather than from operating activities. This change in classification will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of these new rules. See “Recent Accounting Pronouncements” included in Footnote 2 of this Form 10-Q.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels, and timing of payments.

CASH FLOWS FROM INVESTING ACTIVITIES

During the six month period ended September 30, 2005, we expended $52.9 million in cash for investing activities. The increase in cash used in the six month period ended September 30, 2005 is attributable to aggregate cash payments related to the acquisition of Altec Lansing and Octiv of $157.6 million and $7.4 million, respectively, and $22.3 million in capital expenditures, including $8.9 million for our China manufacturing facility, which is still under construction and which we will not begin depreciating until it has been placed into service. We anticipate our capital expenditures will increase in order to complete the plant and design center in China, where we plan to spend approximately $2.1 million in the remainder of this fiscal year. Other capital purchases include leasehold improvements at our corporate headquarters and international design centers, machinery and equipment, tooling, computers, and software. The cash outflows from investing activities were offset in part by the net proceeds of $134.3 million (total purchases of $297.4 million and proceeds of $431.7 million) from the sale of short-term investments, comprised of auction rate securities and bonds.

During the six months ended September 30, 2004, we used $29.8 million of cash for investing activities. The cash flows used are attributable to net purchases of $15.7 in short term investments, comprised of auction rate securities and bonds, and capital expenditures of $14.1 million principally for leasehold improvements at our corporate headquarters, machinery and equipment, tooling, computers and software.

We anticipate making further investments in short term investments as interest rates continue to rise in order to obtain more favorable yields. As our business grows, we may need additional facilities and capital expenditures to support this growth. We will continue to evaluate new business opportunities and new markets. If we pursue new opportunities or markets in areas in which we do not have existing facilities, we may need additional expenditures to support future expansion.

CASH FLOWS FROM FINANCING ACTIVITIES

During the six month period ended September 30, 2005, cash flows used in financing activities were approximately $2.1 million. This was primarily due to the repurchase of 1,372,500 shares of our common stock, which completed the 15th and 16th stock repurchase programs, for an aggregate of $47.3 million with an average price of $34.44 per share. We also paid a cash dividend totaling $4.7 million. During the six month period ended September 30, 2005, the Board of Directors authorized us to repurchase an additional 1,000,000 shares of Common Stock under our 16th program. As of September 30, 2005, there were no remaining shares authorized for repurchase. These cash outflows were offset by $41.1 million in financing under our credit facility for the acquisition of Altec Lansing, proceeds from the exercise of stock options totaling $6.7 million and the re-issuance of 70,105 shares of our treasury stock through employee benefit plans totaling $2.1 million.

During the six month period ended September 30, 2004, cash flows provided by financing activities were approximately $7.7 million. This was primarily due to proceeds from exercises of stock options of approximately $8.3 million and proceeds from the re-issuance of 55,730 shares of treasury stock through employee benefit plans for proceeds of $1.8 million, offset by $2.4 million of dividends paid.

Our liquidity in any period could be affected by the exercise of outstanding stock options or the sale of restricted stock and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all.

On November 1, 2005, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on December 9, 2005 to shareholders of record on November 15, 2005. The plan approved by the Board anticipates a total annualized dividend of $0.20 per common share. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

LIQUIDITY AND CAPITAL RESOURCES

Our primary discretionary cash requirements have historically been, and are expected to continue to be, for capital expenditures, including investment for construction of our manufacturing operations in China, tooling for new products, and leasehold improvements for facilities expansion. We estimate that remaining fiscal 2006 capital expenditures will be approximately $36.4 million. At September 30, 2005, we had working capital of $178.4 million, including $91.2 million of cash, cash equivalents and marketable securities, compared with working capital of $335.5 million, including $242.8 million of cash, cash equivalents and marketable securities at March 31, 2005.

During the six months ended September 30, 2005, we entered into a second amendment to our Credit Agreement, which extended the revolving termination date from August 1, 2006 to August 1, 2010, increased the revolving credit from $75 million to $100 million, and reduced the interest rate spread over LIBOR from 0.875% to 0.750%. We drew an initial $45 million under the credit facility to finance the acquisition of Altec Lansing on August 18, 2005. Subsequent to the initial draw, we made a payment of $3.9 million against the amount outstanding. We expect that this line of credit will be repaid over the next 12 months. Our borrowings at September 30, 2005 were $41.1 million under the credit facility and $1.4 million under a letter of credit sub-facility. The amounts outstanding under the letter of credit sub-facility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters. It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These covenants may adversely affect us to the extent we cannot comply with them. On August 11, 2005, we entered into a third amendment to our Credit Agreement, which provided a minor change to a financial covenant. This change has no effect on our financial statements, our ability to incur additional debt or pay dividends. We are currently in compliance with the covenants under our amended Credit Agreement.

As of October 29, 2005, we had $38.1 million of borrowings under the revolving credit facility and $1.2 million outstanding under the letter of credit sub-facility.

Throughout the first half of fiscal 2005 and 2006, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

Additionally, throughout the first half of 2005 and 2006, we entered into a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great British Pound with put and call option contracts used as collars. At each reporting period, we record the net fair value of our unrealized option contracts on the balance sheet with related unrealized gains and losses as Accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses associated with realized option contracts are recorded against revenue.

We have an additional hedging program to hedge a portion of the China Yuan payments related to the forecasted construction costs for our facility in China. We are hedging the currency exposure with forward-exchange contracts. At each reporting period, we record the net fair value of our unrealized forward-exchange contracts on the balance sheet with related unrealized gains and losses as Accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses associated with realized option contracts are recorded in Other Income and Expenses.

In July 2005, the People’s Bank of China announced that the China Yuan will be de-pegged from the dollar in favor of a managed float against a basket of currencies. At least initially, we anticipate that this revaluation may increase the cost of the production of our China facility; however, additional revaluations or changes may be made by the People’s Bank of China in the future. The impact of any future revaluations would be determined by the amount of the change in the currency rate.

Prior to the acquisition, Altec Lansing hedged fixed amounts of its Euro denominated receivable balance. Altec Lansing has entered into forward contracts where it will deliver Euros at fixed rates until the end of the third quarter of fiscal 2006. Open contracts at month-end are marked to market and the gain or loss is immediately included in earnings. Altec Lansing does not purchase options for trading purposes.

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

We believe that our current cash, cash equivalents, and marketable securities and cash provided by operations, and our line of credit will be sufficient to fund operations for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Certain Forward-Looking Information” and “Risk Factors Affecting Future Operating Results” in this Quarterly Report for factors that could affect our estimates for future financial needs and sources of working capital.

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations that we were reasonably likely to incur as of September 30, 2005, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
($ in thousands)	Total	Remainder of Year 1	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$(12,204)	$(1,428)	$(5,526)	$(3,208)	$(2,042)
Unconditional purchase obligations	(44,241)	(42,741)	(1,500)
Foreign exchange contracts	(15)	(15)
Total contractual cash obligations	$(56,460)	$(44,184)	$(7,026)	$(3,208)	$(2,042)

OFF BALANCE SHEET ARRANGEMENTS

Our off balance sheet arrangements as of September 30, 2005 consist of obligations under operating leases. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

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

 We believe our most critical accounting policies and estimates include the following:

•	Revenue Recognition
•	Allowance for Doubtful Accounts
•	Excess and Obsolete Inventory
•	Warranty
•	Goodwill and Intangibles
•	Income Taxes

Revenue Recognition

Revenue from sales of products to customers is recognized when the following criteria have been met:

•	Title and risk of ownership are transferred to customers;
•	Persuasive evidence of an arrangement exists;
•	The price to the buyer is fixed or determinable; and
•	Collection is reasonably assured.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, and for certain of our receivables, we carry credit insurance for estimated losses resulting from the inability of our customers to make required payments. We regularly perform credit evaluations of our customers’ financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customers' ability to pay. The allowance for doubtful accounts is reviewed monthly and adjusted if necessary based on our assessments of our customers’ ability to pay. If the financial condition of our customers should deteriorate or if actual defaults are higher than our historical experience would indicate on accounts on which we do not have credit insurance, additional allowances may be required, which could have an adverse impact on operating expense.

Inventory and Excessive and Obsolete Inventory

We account for abnormal amounts such as idle facility expense, excessive spoilage, double freight, and rehandling costs as current-period charges. Additionally, we allocate fixed production overheads to the costs of conversion based on the normal capacity of the production facilities.

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

At the point of inventory write-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Warranty

We provide for product warranties for certain customers and accrue for estimated cost of those warranties as part of our Cost of revenues at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. Our warranties generally start from the delivery date and continue for up to two years depending on the product purchased. In North America, our retail products generally have a one year warranty except for call center and office headsets, and amplifiers, which have a two year warranty. In Europe, our products generally have a two year warranty. Factors that affect our warranty obligation include sales terms which obligate us to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liability quarterly and make adjustments to the liability if necessary.

Goodwill and Intangibles

As a result of past acquisitions, we have recorded goodwill and intangible assets on our balance sheet. Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform at least annually, or more frequently if indicators of impairment exist, a review to determine if the carrying value of the goodwill and intangibles is impaired. Our review process for determining the carrying value is complex and utilizes estimates for future cash flow, discount rates, growth rates, estimated costs, and other factors, which utilize historical data, internal estimates, and, in some cases, external consultants and outside data. If our estimates are inaccurate or if the underlying business requirements change, our goodwill and intangibles may become impaired, and we may be required to take an impairment charge.

Income Taxes

Our effective tax rate differs from the statutory rate due to the impact of foreign operations, tax credits, state taxes, and other factors. Our future effective tax rates could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change in our estimates of future taxable income which results in a valuation allowance being required; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what we originally provided. We assess the probability of adverse outcomes from tax examinations regularly to determine the adequacy of our reserve for income taxes.

We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. We are required to evaluate on an ongoing basis whether or not we will realize a benefit from net deferred tax assets. If recovery were not likely, we would be required to establish a valuation allowance. As of September 30, 2005, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not probable.

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

Our operating results are difficult to predict and fluctuations in them may cause volatility in the trading price of our common stock.

Given the nature of the markets in which we compete, our revenues and profitability are difficult to predict for many reasons, including the following:

•
Our operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. Customers generally order on an as−needed basis and we typically do not obtain firm, long−term purchase commitments from our customers. As a result, our revenues in any quarter depend primarily on orders booked and shipped in that quarter.

•
A significant portion of our annual retail sales for our Audio Entertainment Group generally occur in the third fiscal quarter increasing the difficulty of predicting revenues and profitability from quarter to quarter.

•
We must incur a large portion of our costs in advance of sales orders, because we must plan research and production, order components and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. This makes it difficult for us to adjust our costs in response to a revenue shortfall, which could adversely affect our operating results.

•
Our revenues and profitability depend in part on the mix of our Business-to-Business (“B2B”) and Business-to-Consumer (“B2C”) as well as our product mix. Our prices and gross margins are generally lower for sales to B2C customers compared to sales to our B2B customers. Our prices and gross margins can vary significantly by product line as well as within product lines. Consequently, the size and timing of opportunities in this market are difficult to predict.

•
Fluctuations in currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro. Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in a currency in order to avoid disparity with U.S. dollar prices and to respond to currency−driven competitive pricing actions.

•	Because we have significant manufacturing operations in Mexico and in China, fluctuations in currency exchange rates in those two countries can impact our gross margin and profitability.

Fluctuations in our operating results may cause volatility in the trading price of our common stock. For example, in this second quarter of fiscal year 2006, our operating results did not meet our targets, which had a significant adverse effect on the trading price of our common stock.

The acquisition of Altec Lansing Technologies, Inc. involves material risks.

There are inherent risks associated with the acquisition of Altec Lansing that could materially adversely affect our business, financial condition and results of operations. The risks faced in connection with this acquisition include among others:

•	Cultural differences in the conduct of the business;

•	Difficulties in integration of the operations, technologies, and products of Altec Lansing;

•	Consolidation of Altec Lansing may not be successful;

•	Diversion of management's attention from normal daily operations of the core business;

•	Difficulties in integrating the transactions and business information systems of Altec Lansing;

•	The potential loss of key employees of Altec Lansing and Plantronics;

•	Competition may increase in Altec Lansing’s markets more than expected; and

•	Altec Lansing’s product sales may not evolve as anticipated.

Mergers and acquisitions, particularly those of high-technology companies, are inherently risky, and no assurance can be given that this or any future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must also manage any acquisition-related growth effectively. Failure to manage growth effectively and successfully integrate this or any future acquisitions made by us could materially harm our business and operating results. If the anticipated future results of operations of the combined Altec Lansing and Plantronics’ businesses do not materialize as expected, goodwill and other intangible assets which were recorded as a result of the acquisition could become impaired and could result in write-offs which would negatively impact our operating results.

Demand for Apple Computer Inc’s iPod products affects demand for certain portable products.

Certain of our portable products under our Altec Lansing brand were developed for use with Apple Computer Inc.’s ("Apple”) iPod products.  We have a non-exclusive right to use the Apple interface with certain of our portable products, and we are required to pay to Apple a royalty for this right.  The risks faced in conjunction with our Apple related products include, among others:

•	If demand for iPod products decreases, demand for certain of our portable products could be negatively affected; and

•
If Apple does not renew or cancels our licensing agreement, our products may not be compatible with iPods, resulting in loss of revenues and excess inventories which would negatively impact our financial results.

The market for our products is characterized by rapidly changing technology, short product life cycles and frequent new product introductions, and our business will be materially adversely affected if we are not able to develop, manufacture and market new products in response to changing customer requirements and new technologies.

The market for our products is characterized by rapidly changing technology, evolving industry standards, short product life cycles and frequent new product introductions. As a result, we must continually introduce new products and technologies and enhance existing products in order to remain competitive.

The technology used in our products is evolving more rapidly now than it has historically, and we anticipate that this trend may accelerate. Historically, the technology used in lightweight communications headsets and speakers has evolved slowly. New products have primarily offered stylistic changes and quality improvements, rather than significant new technologies. Our increasing reliance and focus on the B2C market has resulted in a growing portion of our products incorporating new technologies, experiencing shorter lifecycles and a need to offer deeper product lines. We believe this is particularly true for our newer emerging technology products especially in the speaker, mobile, computer, residential and certain parts of the office markets. The success of our products depends on several factors, including our ability to:

•	Anticipate technology and market trends;

•	Develop innovative new products and enhancements on a timely basis;

•	Distinguish our products from those of our competitors;

•	Manufacture and deliver high-quality products in sufficient volumes; and

•	Price our products competitively.

If we are unable to develop, manufacture, market and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, including changing fashion trends and styles, it will materially adversely affect our business, financial condition and results of operations. Furthermore, as we develop new generations of products more quickly, we expect that the pace of product obsolescence will increase concurrently. The disposition of inventories of obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.

If we do not match production to demand, we will be at risk of losing business or our gross margins could be materially adversely affected.

Our industry is characterized by rapid technological change, frequent new product introductions, short-term customer commitments and rapid changes in demand. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which make it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. Significant unanticipated fluctuations in demand and the global trend towards consignment of products could cause the following operating problems, among others:

•
If forecasted demand does not develop, we could have excess inventory and excess capacity. Over-forecast of demand could result in higher inventories of finished products, components and subassemblies. If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins. Factory absorption could decrease if forecasted demand causes us to hire more personnel who are unable to produce sufficient product to meet forecasts.

•
If demand increases beyond that forecasted, we would have to rapidly increase production. We depend on suppliers to provide additional volumes of components and subassemblies, and we are experiencing greater dependence on single source suppliers. Therefore, we might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to our competitors to meet their needs, there could be a long-term impact on our revenues.

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

•
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

•
Most of our suppliers are not obligated to continue to provide us with raw materials, components and subassemblies. Rather, we buy most raw materials, components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those raw materials, components and subassemblies. For example, during the first quarter of fiscal 2005, we had lower shipments to one of our key wireless OEM carrier partners, resulting from a constraint in supply of a new part for a custom product. This would materially adversely affect our business, financial condition and results of operations.

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

We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives.

Original design manufacturers and contract manufacturers produce key portions of our product lines for us. Our reliance on them involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and discontinuance of the contractors’ assembly processes. Financial instability of our manufacturers or contractors could result in our having to find new suppliers, which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons.

Consequently, we may experience delays in the timeliness, quality and adequacy of product deliveries, any of which could harm our business and operating results.

We sell our products through various channels of distribution that can be volatile.

We sell substantially all of our products through distributors, retailers, OEM customers and telephony service providers. Our existing relationships with these parties are not exclusive and can be terminated by either party without cause. Our channel partners also sell or can potentially sell products offered by our competitors. To the extent that our competitors offer our channel partners more favorable terms, such partners may decline to carry, de-emphasize or discontinue carrying our products. In the future, we may not be able to retain or attract a sufficient number of qualified channel partners. Further, such partners may not recommend, or continue to recommend, our products. In the future, our OEM customers or potential OEM customers may elect to manufacture their own products, similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEM customers, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition or results of operations.

As a result of the growth of our B2C business, our customer mix is changing and certain retailers, OEM customers and wireless carriers are becoming significant. This greater reliance on certain large customers could increase the volatility of our revenues and earnings. In particular, we have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time. If we are unable to anticipate the purchase requirements of these customers, our quarterly revenues may be adversely affected and/or we may be exposed to large volumes of inventory that cannot be immediately resold to other customers.

We depend on our ability to effectively market our products, and we could be materially adversely affected if markets do not develop as we expect.

We compete in the Business-to-Business (“B2B”) market for the sale of our office and contact center products. We believe that our greatest long term opportunity for profit growth in the Audio Communications Group is in the office market, and our foremost strategic objective for this segment is to increase headset adoption in this market. To increase adoption of headsets in the office, we are investing in creating new products that are more appealing in functionality and design as well as investing in our first national advertising campaign to increase awareness and interest. If these investments do not generate incremental revenue, our business could be materially affected. We are also experiencing a more price aggressive and competitive environment in our B2B markets which puts pressure on profitability and could result in a loss of market share if we do not respond effectively.

We also compete in the Business-to-Consumer (“B2C”) market for the sale of our mobile, computer audio, gaming, Altec Lansing and Clarity products. We believe that consumer marketing is highly relevant in the B2C market, which is dominated by large brands that have significant consumer mindshare. We are investing in marketing initiatives to increase the Plantronics brand in the consumer space. We believe this will help in increasing our market share and promote headset adoption in the office market as well. The B2C market is characterized by relatively rapid product obsolescence so we are at risk if we do not have the right products at the right time to meet consumer needs. In addition, product differentiation is not as significant as in the B2B market; therefore, we are experiencing even more significant price competition in this market and pricing actions by our competitors can result in experiencing significant losses and can result in excess inventory.

If we are unable to stimulate growth in our B2B and B2C markets, if our costs to stimulate demand do not generate incremental profit, or if we experience significant price competition, our business, financial condition, results of operations and cash flows could suffer. In addition, failure to effectively market our products to customers in these markets could lead to lower and more volatile revenue and earnings, excess inventory and the inability to recover the associated development costs any of which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On July 20, 2005, we launched a major marketing campaign for wireless office and new Bluetooth devices. Advertisements commenced in a broad array of media during late August 2005. Because our second quarter results were back-end loaded, it is difficult to assess the effectiveness of this campaign on second quarter results and the effect that this advertising will have on subsequent quarters is uncertain. If the advertising does not generate sufficient incremental demand for our products, costs will increase without incremental revenues and earnings will be reduced. Conversely, the advertising may generate more demand than we can fill and we may not be able to sell sufficient quantities of new or existing products to meet the demand created by the marketing campaign.

Our failure to manage growth could harm us.

We have rapidly and significantly expanded the number and types of products we sell, and we will endeavor to further expand our product portfolio. We must continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of our existing products.

This expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by our growth include the following:

•
New Product Launch. With the growth of our product portfolio, we experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effective marketing to stimulate demand and market acceptance. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose retail shelf space and product sales.

•
Forecasting, Planning and Supply Chain Logistics. With the growth of our product portfolio, we also experience increased complexity in forecasting customer demand and in planning for production, and transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

•
Support Processes. To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity. If we are unable to scale and improve these areas, the consequences could include: delays in shipment of product, degradation in levels of customer support, lost sales, decreased cash flows, and increased inventory. These difficulties could harm or limit our ability to expand.

We have strong competitors and expect to face additional competition in the future.

Our industry is intensely competitive. It is characterized by a trend of declining average selling prices, continual performance enhancements and new features, as well as rapid adoption of technological and product advancements by competitors in our retail market. Also, aggressive industry pricing practices and downward pressure on margins have resulted in increased price competition from both our primary competitors as well as from less established brands.

Competitors in audio devices vary by product line. In the PC speaker business, competitors include Logitech and Creative Labs. In the PC and console headset, telephony and microphone business, our primary competitor is Logitech. In the speaker business competitors include Harmon Kardon, Bose, Logitech, Cyber Accoustics and Creative Labs. In addition, since our entry into the mobile phone headset business, we are competing against mobile phone and accessory companies such as Jabra, Motorola, Nokia, and Sony−Ericsson, some of whom have substantially greater resources than we have and each of whom has established market positions in this business. Currently, our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. We are currently experiencing more price competition from GN Netcom in the B2B markets than in the past. Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments. Motorola also benefits from the ability to bundle other offerings with their headsets. We are also experiencing additional competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

Internationally, Sennheiser Communications is a significant competitor in the computer, office and contact center market and Logitech is a significant competitor in the Audio Entertainment products space. These markets are intensely competitive and market leadership changes frequently as a result of new products, designs and pricing. We also expect to face additional competition from companies, principally located in the Far East, which offer very low cost headset products, including products which are modeled on, or are direct copies of our products. These new competitors are likely to offer very low cost products which may result in price pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

Further, we expect to continue to experience increased competitive pressures in our retail business particularly in the terms and conditions that our competitors offer to our customers, which may be more favorable than our terms. For example, some of our competitors are beginning to offer to consign products rather than sell them directly to their customers. We are offering similar terms to select customers within our Audio Communications products space to compete effectively. Offering more products on a consignment basis could potentially delay the timing of our revenue recognition, increase inventory balances as well as require changes in our systems to track inventory and point of sale.

If we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features, design, and services, as well as continue to build and strengthen our brand recognition, our business could be harmed. If we do not otherwise compete effectively, demand for our products will decline, our gross margins could decrease, we could lose market share, and our revenues and earnings could decline.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations. To the extent that we incur claims for environmental matters over and above reserves or insurance for environmental liability, our operating results could be negatively impacted.

Our products are subject to various regulatory requirements, and changes in such regulatory requirements may adversely impact our gross margins as we comply with such changes or reduce our ability to generate revenues if we are unable to comply.

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

The adoption of voice-activated software may cause revenue declines.

We are seeing a proliferation of speech-activated and voice interactive software in the market place. We have been re-assessing long-term growth prospects for the contact center market given the growth rate and the advancement of these new voice recognition-based technologies. Businesses that first embraced them to resolve labor shortages at the peak of the last economic up cycle are now increasing spending on these technologies in hopes of reducing total costs. We may experience a decline in our sales to the contact center market if businesses increase their adoption of speech-activated and voice interactive software as an alternative to customer service agents. Should this trend continue, it could cause a net reduction in contact center agents and our revenues to this market segment could decline in future years.

A significant portion of our sales come from the contact center market, and a decline in demand in that market could materially adversely affect our results. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could be flat or decline. Deterioration in general economic conditions could result in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, which could negatively affect our business. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products that contact center agents use than would a company serving a broader market. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

•	Uncertain economic conditions and the decline in investor confidence in the market place;

•	The announcement of new products or product enhancements by us or our competitors;

•	The loss of services of one or more of our executive officers or other key employees;

•	Quarterly variations in our or our competitors' results of operations;

•	Changes in our published forecasts of future results of operations;

•	Changes in earnings estimates or recommendations by securities analysts;

•	Developments in our industry;

•	Sales of substantial numbers of shares of our common stock in the public market;

•	Integration of the Altec Lansing business or market reaction to future acquisitions;

•	General market conditions; and

•	Other factors unrelated to our operating performance or the operating performance of our competitors.

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

We have significant operations in various tax jurisdictions throughout the world and a substantial portion of our taxable income historically has been generated in these jurisdictions. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected. Altec Lansing’s historical tax rates are higher than those of Plantronics’ pre-acquisition tax rates and will negatively impact our corporate tax rate for the combined entity. While we are looking at opportunities to reduce our combined tax rate, there is no assurance that our tax planning strategies will be successful. In addition, many of these strategies will require a period of time to implement. Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

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

We have significant foreign operations, and there are inherent risks in operating abroad.

During our second quarter of fiscal year 2006, approximately 34% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our headset assembly operations in our manufacturing facility located in Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We are building a factory in Suzhou, China and are also purchasing a growing number of turn-key products directly from Asia. Further, the majority of our Audio Entertainment products are manufactured in Dongguan, China. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

•	cultural differences in the conduct of business;

•	fluctuations in foreign exchange rates, particularly with the re-valuation of the Chinese Yuan;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	impact of recessions in economies outside of the United States;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions in each country;

•	management and operation of an enterprise spread over various countries; and

•	the burden of complying with a wide variety of foreign laws.

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

We are exposed to potential lawsuits alleging defects in our products and/or other claims related to the use of our products.

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

Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones. We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but that research in this area is incomplete. We have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero. Our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones. However, if research establishes a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for mobile phones, which reduces demand for headset products. Likewise, should research establish a link between radio frequency emissions and wireless headsets, and public concern in this area grows, demand for our wireless headsets could be reduced creating a material adverse effect on our financial results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and management resources to Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

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

INTEREST RATE RISK

At September 30, 2005, we had cash and cash equivalents totaling $61.1 million, compared to $78.4 million at March 31, 2005. At September 30, 2005, we had $30.1 million in Marketable securities compared to $164.4 million at March 31, 2005. Cash equivalents have an original or remaining maturity when purchased of ninety days or less; marketable securities generally have an original or remaining maturity when purchased of greater than ninety days, but less than one year. Included in marketable securities are auction rate securities whose reset dates may be less than three months; however, the underlying securities maturities are greater than one year. The taxable equivalent interest rates for the six months ended September 30, 2005, locked in on those marketable securities average approximately 3.5%. Our investment policy requires that we only invest in deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1, money market mutual funds with minimum ratings of AAA, U.S. treasury bills, notes or bonds, federal agency bonds or notes, corporate bonds with minimum ratings of A/A, municipal bonds or notes with minimum ratings of A1/VMIG1, and auction rate preferred stock with a minimum rating of A/A.

We applied the same modeling techniques as we used at March 31, 2005 to measure the hypothetical changes in fair values in our marketable securities, excluding cash and cash equivalents, held at September 30, 2005 that are sensitive to changes in interest rates. Based upon our analysis the fair values did not change materially as our investments are of short duration and have a weighted average maturity of 47 days.

On July 11, 2005, we entered into a Second Amendment to the credit facility and credit sub facility, which extends the revolving termination date to August 1, 2010, increases the revolving credit to $100 million, and reduces the interest rate spread over LIBOR on loans from 0.875% to 0.750%. Additionally, the financial covenant requiring us to maintain a minimum interest coverage ratio is replaced by a requirement that we maintain a minimum annual net income. On August 11, 2005, we entered into a third amendment to our Credit Agreement, which provided a minor change to a financial covenant. This change has no effect on our financial statements, our ability to incur additional debt or pay dividends. We are currently in compliance with the covenants under our amended Credit Agreement.

As of October 29, 2005, we had $38.1 million borrowed under the revolving credit facility and $1.2 million outstanding under the letter of credit sub facility. If we choose to borrow additional amounts under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

Our Line of credit has a fixed borrowing rate of the then LIBOR plus 0.75%, which resulted in a fixed weighted average rate of approximately 4.69%. As a result, the underlying exposure of our Line of credit is not sensitive to changes in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

In the second quarter of fiscal 2006 approximately 34% of revenue was derived from sales outside of the United States, with approximately 22% denominated in foreign currencies, predominately the Euro and the Great British Pound. We are engaged in a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. Specifically, we hedged our European transaction exposure, hedging both our Euro and Great British Pound accounts receivable and accounts payable. We have expanded our hedging activities to include a hedging program to hedge our economic exposure by hedging a portion of forecasted Euro and Great British Pound denominated sales. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

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

September 30, 2005
(in millions)
Currency - forward contracts	USD Value of Net FX Contracts	Net Underlying Foreign Currency Transaction Exposures	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Euro	$11.3	$20.2	$(8.9)	$(1.0)	$0.8
Great British Pound	4.1	8.0	(3.9)	(0.4)	0.4

Net position	$15.4	$28.2	$(12.8)	$(1.4)	$1.2

Beginning in fiscal 2004, we expanded our hedging activities to include a hedging program to hedge our economic exposure by hedging a portion of forecasted Euro and Great British Pound denominated sales. As of September 30, 2005, we had foreign currency call option contracts of approximately €44.4 million and £18.5 million denominated in Euros and Great British Pounds, respectively. As of September 30, 2005, we also had foreign currency put option contracts of approximately €44.4 million and £18.5 million denominated in Euros and Great British Pounds, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $8.9 million or a loss of $8.3 million.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

September 30, 2005
(in millions)
Currency - option contracts	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Call options	$(93.3)	$1.7	$(3.9)
Put options	89.1	7.2	(4.4)

Net position	$(4.2)	$8.9	$(8.3)

At the end of the second quarter of fiscal 2006 we had open forward foreign exchange contracts of approximately CNY 38.8 million denominated in China Yuan and € 1.2 million denominated in the Euro, representing a U.S. dollar value of $4.8 million and $1.4 million, respectively.

The forward foreign exchange contracts related to the China Yuan hedge against a portion of our forecasted foreign denominated manufacturing and design center construction costs. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a loss of $0.4 million or a gain of $0.5 million.

Prior to the acquisition, Altec Lansing hedged a fixed amount of its Euro denominated receivable balance. Altec Lansing has entered into forward contracts where it will deliver Euros at fixed rates until the end of the third quarter of fiscal 2006. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a loss of $0.1 million or a gain of $0.1 million.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges.

September 30, 2005
(in millions)
Currency - forward contracts	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
China Yuan	$4.8	$(0.4)	$0.5
Euro	1.4	(0.1)	0.1
Total positions	$6.2	$(0.5)	$0.6

Item 4. Controls And Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Our disclosure controls and procedures include components of our internal control over financial reporting. Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

(b)	Changes in internal control over financial reporting.

On August 18, 2005, we acquired Altec Lansing Technologies, Inc. and on April 4, 2005 we acquired Octiv, Inc., which changed its name to Volume Logic, Inc. at closing.  Our management has not yet completed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for these recently acquired subsidiaries.  We intend to disclose all material changes resulting from the acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include those entities.  Other than changes from these acquisitions, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs

The Board of Directors authorized an additional 1 million-share repurchase program on October 2, 2005, the 17th of such program.

As of October 29, 2005, there were approximately 91 holders of record of our Common Stock.

ITEM 6. EXHIBITS

(a)	Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
2.1
Agreement and Plan of Merger by and among Plantronics, Inc., Sonic Acquisition Corporation, Altec Lansing Technologies, Inc. and the other parties named herein, dated July 11, 2005 (incorporated herein by reference from Exhibit 10.15 of the Registrant’s Form 10-Q (File 001-12696), filed on August 8,, 2005).

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

10.9.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on June 3, 2005).

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

PLANTRONICS, INC.

Date: November 10, 2005	By:	/s/ Barbara V. Scherer
Barbara V. Scherer

Senior Vice President - Finance and Administration and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer of the Registrant)

Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
2.1
Agreement and Plan of Merger by and among Plantronics, Inc., Sonic Acquisition Corporation, Altec Lansing Technologies, Inc. and the other parties named herein, dated July 11, 2005 (incorporated herein by reference from Exhibit 10.15 of the Registrant’s Form 10-Q (File 001-12696), filed on August 8,, 2005).

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

10.9.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on June 3, 2005).

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