Form 10-Q
period 2005-12-31
PLANTRONICS INC /CA/
filed 2006-02-09
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer *	Non accelerated filer *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes * No ☒.

 The number of shares outstanding of Plantronics’ common stock as of January 28, 2005 was 47,024,457.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2005	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$78,398	$58,191
Short term investments	164,416	-
Accounts receivable, net	87,558	126,169
Inventory, net	60,201	106,573
Deferred income taxes	8,675	14,130
Other current assets	7,446	15,604
Total current assets	406,694	320,667
Property, plant and equipment, net	59,745	86,792
Intangibles, net	2,948	111,283
Goodwill	9,386	54,003
Other assets	9,156	8,828
Total assets	$487,929	$581,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$32,057
Accounts payable	20,316	50,568
Accrued liabilities	39,775	49,691
Income taxes payable	11,080	11,717
Total current liabilities	71,171	144,033
Deferred tax liability	8,109	28,855
Long term liabilities	2,930	1,866
Total liabilities	82,210	174,754

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value per share; 100,000 shares authorized, 65,110 shares and 65,810 shares outstanding at March 31, 2005 and December 31, 2005 respectively	651	658
Additional paid-in capital	293,735	313,062
Deferred stock compensation	(2,220)	(9,060)
Accumulated other comprehensive income	1,583	5,956
Retained earnings	437,867	491,226
	731,616	801,842
Less: Treasury stock (common: 16,681 and 18,768 shares at March 31, 2005 and December 31, 2005, respectively) at cost	(325,897)	(395,023)
Total stockholders' equity	405,719	406,819
Total liabilities and stockholders' equity	$487,929	$581,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2005	2004	2005
Net revenues	$150,583	$222,512	$412,173	$543,646
Cost of revenues	75,150	128,486	197,572	302,469
Gross profit	75,433	94,026	214,601	241,177

Operating expenses:
Research, development and engineering	11,989	15,980	32,871	45,868
Selling, general and administrative	31,642	43,130	85,867	110,845
Total operating expenses	43,631	59,110	118,738	156,713
Operating income	31,802	34,916	95,863	84,464
Interest and other income (expense), net	2,145	(596)	3,393	667
Income before income taxes	33,947	34,320	99,256	85,131
Income tax expense	9,505	9,279	27,792	24,685
Net income	$24,442	$25,041	$71,464	$60,446

Net income per share - basic	$0.50	$0.53	$1.49	$1.29
Shares used in basic per share calculations	48,593	46,834	48,068	46,968

Net income per share - diluted	$0.48	$0.52	$1.41	$1.24
Shares used in diluted per share calculations	51,365	48,165	50,811	48,768

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,464	$60,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,741	16,118
Amortization of deferred stock based compensation	99	665
Provision for (benefit of) doubtful accounts	(58)	938
Provision for (benefit of) excess and obsolete inventories	(972)	2,111
Deferred income taxes	5,858	(1,716)
Income tax benefit associated with stock option exercises	8,939	1,401
Loss on disposal of fixed assets	539	46
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,776)	(23,684)
Inventory	(33,340)	(20,893)
Other current assets	(63)	(468)
Other assets	(469)	1,114
Accounts payable	5,243	7,343
Accrued liabilities	6,910	1,472
Income taxes payable	(383)	1,632
Cash provided by operating activities	47,732	46,525

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short term investments	272,800	517,760
Purchase of short term investments	(310,850)	(353,344)
Acquisitions of Altec Lansing and Octiv, net of cash acquired	-	(165,020)
Capital expenditures and other assets	(18,783)	(31,350)
Cash used for investing activities	(56,833)	(31,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(69,631)
Proceeds from sale of treasury stock	2,223	2,507
Proceeds from exercise of stock options	25,280	8,408
Proceeds from line of credit	-	45,000
Repayment of line of credit	-	(12,943)
Payment of cash dividends	(4,825)	(7,089)
Cash provided by (used for) financing activities	22,678	(33,748)
Effect of exchange rate changes on cash and cash equivalents	(2,398)	(1,030)
Net increase (decrease) in cash and cash equivalents	11,179	(20,207)
Cash and cash equivalents at beginning of period	55,952	78,398
Cash and cash equivalents at end of period	$67,131	$58,191

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$91	$701
Income taxes	$20,843	$24,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Plantronics, Inc. ("Plantronics”, "the Company", "we", or "our") and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All inter-company balances and transactions have been eliminated.

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

We have two reportable segments as a result of our acquisition of Altec Lansing in the second quarter of fiscal 2006. The Audio Communications Group represents the original Plantronics business as operated prior to the acquisition, excluding certain research, development and engineering activities, which relate to the audio entertainment business and have been included within the Audio Entertainment Group. The Audio Entertainment Group represents the Altec Lansing business, and certain research, development, and engineering expenses. The results from the acquisition date of August 18, 2005 to December 31, 2005 are included in the Audio Entertainment Group segment, except for the certain research, development and engineering activities for which an entire nine months of expenses are included. Furthermore, no comparable periods are provided for the Audio Entertainment Group (See Note 16.)

Plantronics’ fiscal year ends on the Saturday closest to March 31. The current fiscal year ends on April 1, 2006 and our prior fiscal year ended on April 2, 2005. The Company’s current and prior fiscal years consist of 52 weeks. The third quarter end of fiscal 2006 was on December 31, 2005, and the corresponding quarter end for fiscal 2005 was on January 1, 2005. Both the current and corresponding fiscal quarter a year ago consist of 13 weeks.

For purposes of presentation, we have indicated our accounting year as ending on March 31 and our interim quarterly periods as ending on the applicable month end.

Certain prior period balances have been reclassified to conform to the current period presentation including auction rate securities from cash and cash equivalents to short term investments on the condensed consolidated balance sheets. The resulting impact of this reclassification on the statement of cash flows for the nine month period ended December 31, 2004 was an increase to purchases of short term investments of $300.4 million and an increase to proceeds from maturities of short term investments of $272.8 million.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3 ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2007. The Company’s results of operations and financial condition will only be impacted following the adoption of SFAS 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment," ("SFAS 123R") which is required to be adopted by Plantronics in the first quarter of fiscal 2007. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are in the process of assessing the impact of the adoption of SFAS 123R and SAB 107 and expect the impact of the adoption of SFAS 123R to result in higher compensation expense. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in Note 9 to these condensed consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). This staff position provides guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. At the end of the third quarter, management determined that no cash would be repatriated from off-shore subsidiaries under the provisions in the American Jobs Creation Act of 2004.

3. ACQUISITIONS

Altec Lansing Technologies, Inc.

On August 18, 2005, we completed the acquisition of 100% of the outstanding shares of Altec Lansing Technologies, Inc., a privately-held Pennsylvania corporation ("Altec Lansing") for a cash purchase price including acquisition costs of approximately $165.2 million, of which $45.0 million was paid by drawing on our credit facility.

Altec Lansing is a leading consumer electronics company that designs, manufactures and distributes a wide range of powered and portable multimedia speakers, headphones and headsets. These advanced audio solutions are used by the consumer for a broad range of applications including personal computer, audio, gaming, personal audio, home theater and professional sound systems. Altec sells its products through major electronic and mass retailers around the world and directly to certain PC original equipment manufacturers ("OEM"). Altec Lansing, headquartered in Milford, PA, has a manufacturing plant in Dongguan, China, and sales offices in the U.S., Europe, and Asia. Altec Lansing has approximately 1,300 employees.

The results of operations of Altec Lansing have been included in our consolidated results of operations subsequent to the acquisition on August 18, 2005.

During the third quarter of fiscal 2006, we made certain adjustments to estimated acquisition costs. The accompanying condensed consolidated financial statements reflect the updated purchase price of $165.1 million, consisting of cash and other costs directly related to the acquisition as follows:

(in thousands)

Paid to Altec Lansing	$154,273
Payment of Altec Lansing pre-existing debt	9,906
Acquisition costs	947

Total cash consideration	$165,126

The fair values of the intangible assets acquired were estimated with the assistance of an independent valuation. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Fair Value at August 18, 2005

Total cash consideration	$165,126
Less cash balance acquired	7,494
157,632
Allocated to:
Prepaid compensation	1,067
Inventory	27,524
Other current assets	17,630
Property, plant, and equipment	8,290
Identifiable intangible assets	108,300
Deferred tax assets	4,424
Current liabilities assumed	(29,368)
Deferred tax liability	(22,691)
Goodwill	$42,456

Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. Goodwill arises as a result of, among other factors, future unidentified new products, new technologies and new customers as well as the implicit value of future cost savings as a result of the combining of entities. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill will not be amortized but will be tested at least annually for impairment at the reporting unit level. The goodwill arising from this acquisition is not deductible for tax purposes under Internal Revenue Code Section 197.

The fair value and remaining useful lives of identifiable intangible assets acquired were estimated with the assistance of an independent appraiser and in accordance with SFAS No. 141 "Business Combinations, SFAS No. 142, and FASB Interpretation No. 4: Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.

The fair value and remaining useful lives (amortization period) of identifiable intangible assets acquired are as follows:

(in thousands)	Fair Value	Amortization Period

Existing technology	$25,000	6 years
OEM relationships	700	7 years
Customer relationships	17,600	8 years
Trade name - inMotion	5,000	8 years
Trade name - Altec Lansing	59,100	Not amortized
In-process technology	900	Fully expensed in the second fiscal quarter of 2006

Total	$108,300

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

The fair value of customer relationships with OEMs and non-OEMs, which includes major retailers and distributors, was calculated based on the present value of the future estimated cash flows that can be attributed to the existing OEM and non-OEM customer relationships applying a 19% discount rate. Based on historical attrition rates and technological obsolescence, the useful life of the customer relationships was estimated to be seven years for OEM customer relationships and eight years for non-OEM customer relationships and is being amortized on a straight-line basis to selling, general, and administrative expense.

The value of the trade name "inMotion," was calculated based on the present value of the capitalized royalties saved on the use of the inMotion trade name applying a 12% discount rate. The inMotion trade name is relatively new and relates to specific niches of the Portable Audio market. Based on product life cycles, history relating to the category of products for which the inMotion brand is utilized, and similar product trademarks within the retail industry, the estimated remaining useful life was determined to be eight years and is being amortized on a straight-line basis to selling, general, and administrative expense.

The value of the trade name, "Altec Lansing," was also calculated based on the present value of the capitalized royalties saved on the use of the Altec Lansing trade name applying a 12% discount rate. Considering the recognition of the brand, its long history, and management’s intent to use the brand indefinitely, the remaining useful life of the Altec Lansing name was determined to be indefinite and is being treated as an indefinite-lived asset in accordance with SFAS 142.

In-process technology involves products which fall under the definitions of research and development as defined by SFAS No. 2 Accounting for Research and Development Costs. Altec Lansing’s in-process technology products are at a stage of development that require further research and development to reach technological feasibility and commercial viability. The fair value was calculated based on the present value of the future estimated cash flows applying a 15% discount rate, and adjusted for the estimated cost to complete and the risk of not achieving technological feasibility. Because the in-process technology, which has been valued at $0.9 million, was not yet complete, there was risk that the developments would not be completed; therefore, this amount was immediately expensed at acquisition to research, development and engineering expense.

The unaudited pro forma information set forth below represents the revenues, net income and earnings per share of the Company including Altec Lansing as if the acquisition were effective as of the beginning of the periods presented and includes certain pro forma adjustments, including the adjustment of amortization expense to reflect purchase price allocations, interest income to reflect net cash used for the purchase, and the related income tax effects of these adjustments. We have excluded non-recurring items relating to the amortization of the capitalized manufacturing profit and the immediate write-off of the in-process technology asset. The acquisition is included in the Company’s financial statements from the date of acquisition.

The unaudited pro forma information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

Pro forma	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
(in thousands except per share data)	2004	2005	2004	2005

Net revenues	$194,997	$222,512	$507,743	$600,145
Operating income	$39,519	$37,218	$104,025	$93,024
Net income	$29,010	$25,082	$76,003	$63,403
Basic net income per common share	$0.60	$0.54	$1.58	$1.35
Diluted net income per common share	$0.56	$0.52	$1.50	$1.30

As Reported	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
(in thousands except per share data)	2004	2005	2004	2005

Net revenues	$150,583	$222,512	$412,173	$543,646
Operating income	$31,802	$34,916	$95,863	$84,464
Net income	$24,442	$25,041	$71,464	$60,446
Basic net income per common share	$0.50	$0.53	$1.49	$1.29
Diluted net income per common share	$0.48	$0.52	$1.41	$1.24

Octiv, Inc.

On April 4, 2005, we completed the acquisition of 100% of the outstanding shares of Octiv, Inc., ("Octiv"), a privately held company, for $7.4 million in cash pursuant to the terms of an Agreement and Plan of Merger dated March 28, 2005. In connection with the acquisition, Octiv’s name was changed to Volume Logic™, Inc., which is now a wholly-owned subsidiary of Plantronics.

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

In the third quarter of fiscal 2006, certain adjustments were made to estimated professional fees. The accompanying condensed consolidated financial statements reflect the updated purchase price of approximately $7.8 million, consisting of cash, and other costs directly related to the acquisition as follows:

(in thousands)	Fair Value at March 28, 2005

Purchase price, net of cash acquired	$7,388
Direct acquisition costs	373
Total consideration	$7,761

The fair values of the intangible assets acquired were estimated with the assistance of an independent valuation. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value at
(in thousands)	April 4, 2005

Tangible assets
Current assets, excluding cash acquired	$102
Property, plant and equipment	72
Total tangible assets acquired	174
Liabilities:
Current liabilities	(334)
Total liabilities assumed	(334)
Goodwill	2,161
Deferred tax assets	2,970
Other intangible assets consisting of:
Existing technologies	4,500
Deferred tax liability	(1,710)
Total consideration	$7,761

Acquired intangible assets are comprised of developed technologies, which are being amortized over their estimated useful lives of ten years. Goodwill, representing the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized; however, it will be reviewed annually at the reporting unit level for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142. The goodwill arising from this acquisition is not deductible for tax purposes under Internal Revenue Code Section 197.

4. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31,	December 31,
(in thousands)	2005	2005

Accounts receivable, net:
Accounts receivable	$110,324	$159,083
Less: provisions for returns, promotions and rebates	(18,946)	(27,705)
Less: allowance for doubtful accounts	(3,820)	(5,209)
	$87,558	$126,169

Inventory, net:
Purchased parts	$23,613	$35,485
Work in process	1,590	3,044
Finished Goods	34,998	68,044
	$60,201	$106,573

Property, plant and equipment, net:
Land	$6,161	$7,446
Buildings and improvements (useful life 7-30 years)	29,752	35,078
Machinery and equipment (useful life 2-10 years)	72,773	95,909
Construction in progress	10,009	26,766
	118,695	165,199
Less: accumulated depreciation	(58,950)	(78,407)
	$59,745	$86,792

Accrued liabilities:
Employee benefits	$17,477	$20,013
Accrued advertising and sales and marketing	2,705	7,000
Warranty accrual	5,970	6,709
Accrued losses on hedging instruments	2,523	108
Accrued other	11,100	15,861
	$39,775	$49,691

5. FOREIGN CURRENCY TRANSACTIONS

The functional currency of our manufacturing operations and design center in Tijuana, Mexico, our foreign research and development facilities, and our foreign sales and marketing offices, except for our Netherlands entity, is the local currency of the respective operations. For these foreign operations, we translate assets and liabilities into U.S. dollars using period-end exchange rates in effect as of the balance sheet date and translate revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' equity in the condensed consolidated balance sheets.

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

Fair Value Hedges

Plantronics has entered into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. We record on the balance sheet at each reporting period the fair value of our forward contracts and record any fair value adjustments in the statements of operations.

Gains and losses resulting from exchange rate fluctuations on foreign exchange forward contracts are recorded in Interest and other income (expense), net, and are offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities. Fair values of foreign exchange forward contracts are determined using quoted market forward rates. Plantronics does not enter into foreign currency forward contracts for trading purposes.

As of December 31, 2005, we had foreign currency forward contracts of €15.3 million and £1.4 million denominated in Euros and Pounds, respectively. These forward contracts hedge against a portion of our foreign currency-denominated receivables, payables and cash balances.

The following table summarizes our net fair value currency position, and approximate U.S. dollar equivalent, at December 31, 2005 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	15,300	$18,141	Sell	1 month
GBP	1,400	$2,408	Sell	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $1.1 million for the three months ended December 31, 2004, a net loss of $0.6 million for the three months ended December 31, 2005, a net gain of $0.9 million for the nine months ended December 31, 2004, and a net loss of $1.7 million for the nine months ended December 30, 2005.

Cash Flow Hedges

Beginning in fiscal 2004, we expanded our hedging activities to include a hedging program to hedge the economic exposure from anticipated Euro and Great British Pound denominated sales from the Audio Communications Group. We periodically hedge these foreign currency anticipated sales transactions with currency options. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. On a monthly basis, we enter into option contracts with a one-year term. We do not purchase options for trading purposes. As of December 31, 2005, we had foreign currency put and call option contracts of approximately €45.0 million and £19.3 million. Collectively, our option contracts are collars to hedge against a portion of our anticipated foreign denominated sales.

During fiscal 2005, we entered into an additional hedging program to hedge the economic exposure from anticipated China Yuan (“CNY”) denominated costs related to our manufacturing and design center construction in Suzhou, China. We hedge these anticipated transactions with forward currency contracts that mature in less than one year. These transactions are designated as cash flow hedges. The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. As of December 31, 2005, we had foreign currency forward contracts of approximately CNY 3.8 million (USD equivalent of $0.5 million).

Prior to the acquisition, Altec Lansing hedged a fixed amount of its Euro denominated receivable balance. Altec Lansing entered into forward contracts where it would deliver Euros at fixed rates through December 31, 2005 until the end of the current quarter. Open contracts at month-end were marked to market and the gain or loss was immediately included in earnings. Altec Lansing did not purchase options for trading purposes. As of December 31, 2005, Altec Lansing did not have any forward contracts outstanding.

The following table summarizes our cash flow hedging positions as of December 31, 2005:

(in thousands)	Balance Sheets Accumulated Other Comprehensive Income (Loss)		Statements of Operations Net Revenues Three Months Ended December 31,		Statement of Operations Net Revenues Nine Months Ended December 31,

	March 31, 2005	December 31, 2005	2004	2005	2004	2005

Realized gain (loss) on closed transactions	$-	$-	$(870)	$1,515	$(2,283)	$978
Recognized but unrealized gain (loss) on open transactions	(1,615)	4,389	-	-	-	-

	$(1,615)	$4,389	$(870)	$1,515	$(2,283)	$978

6. SHORT TERM INVESTMENTS

Investments maturing between three and twelve months from the date of purchase are classified as short term investments. Included in short term investments are auction rate securities whose reset dates may be less than three months; however, the underlying security has a maturity of greater than one year. Nearly all our investments are held in our name at a limited number of major financial institutions. Our investments are classified as available-for-sale and are carried at fair value based upon quoted market prices at the end of the reporting period. Resulting unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded.

The following table presents the Company’s short term investments at March 31, 2005. There are no short term investments at December 31, 2005.

(in thousands)	Short Term Investments
	Cost Basis	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Balances at March 31, 2005

Auction Rate Certificates	$146,650	$-	$-	$720	$147,370
Auction Rate Preferred	5,000	-	-	1	5,001
Municipal Bonds	7,995	-	(15)	64	8,044
Government Agency Bonds	4,000	-	(9)	10	4,001

Total Short term investments	$163,645	$-	$(24)	$795	$164,416

7. BANK LINE OF CREDIT

The Company has a $100 million revolving line of credit available, of which $32.1 million was outstanding at December 31, 2005. Borrowings under the line are unsecured and bear interest at the London interbank offered rate (“LIBOR”) plus 0.75%. Borrowings under the line are subject to certain financial covenants and restrictions that materially limit our ability to incur additional debt and pay dividends, among other matters. The line of credit expires on August 1, 2010.

8. COMPUTATION OF EARNINGS PER COMMON SHARE

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS:

(in thousands, except earnings per share)	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2005	2004	2005

Net income	$24,442	$25,041	$71,464	$60,446

Weighted average shares-basic	48,593	46,834	48,068	46,968
Effect of unvested restricted stock awards	44	123	45	152
Effect of dilutive securities - employee stock options	2,728	1,208	2,698	1,648
Weighted average shares-diluted	51,365	48,165	50,811	48,768

Earnings per share-basic	$0.50	$0.53	$1.49	$1.29

Earnings per share-diluted	$0.48	$0.52	$1.41	$1.24

Dilutive potential common shares include employee stock options. Outstanding stock options to purchase approximately 0.2 million and 3.0 million shares of Plantronics’ stock were excluded from the computation of diluted earnings per share for the three months ended December 31, 2004 and 2005, respectively, because their inclusion would have been anti-dilutive. Outstanding stock options to purchase approximately 0.5 million and 2.5 million shares of Plantronics’ stock were excluded from the computation of diluted earnings per share for the nine months ended December 31, 2004 and 2005, respectively, because their inclusion would have been anti-dilutive.

9. PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of awards granted. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and to provide additional disclosures with respect to the pro forma effects of adoption had we recorded compensation expense as provided in SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

Had compensation expense for our stock option and stock purchase plans been determined based on a fair value method as prescribed by SFAS 123, our net income and net income per share would have been as follows:

(in thousands, except earnings per share)	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2005	2004	2005

Net income:
Net income - as reported	$24,442	$25,041	$71,464	$60,446
Add Stock-based employee compensation expense, net of tax effect, included in net income	-	269		428
Less stock based compensation expense determined under fair value based method, net of taxes	(4,663)	(2,668)	(13,096)	(8,897)
Net income - pro forma	$19,779	$22,642	$58,368	$51,977

Basic net income per share - as reported	$0.50	$0.53	$1.49	$1.29
Basic net income per share - pro forma	$0.41	$0.48	$1.21	$1.11
Diluted net income per share - as reported	$0.48	$0.52	$1.41	$1.24
Diluted net income per share - pro forma	$0.39	$0.47	$1.15	$1.07

The impact on pro forma net income and net income per share in the table above may not be indicative of the effect in future years as options vest over several years, and we continue to grant stock options to new and current employees.

The following table sets forth the assumptions used in determining the estimated fair value of stock based awards and the resulting estimated fair value of the awards:

	Employee Stock Options Three Months Ended December 31,		Employee Stock Options Nine Months Ended December 31,		Employee Stock Purchase Plan Three Months Ended December 31,		Employee Stock Purchase Plan Nine Months Ended December 31,
	2004	2005	2004	2005	2004	2005	2004	2005

Expected dividend yield	0.4%	0.7%	0.5%	0.6%	0.5%	0.6%	0.5%	0.6%
Expected life (in years)	5.0	5.0	5.1	5.0	0.5	0.5	0.5	0.5
Expected volatility	58.0%	53.0%	58.3%	55.3%	27.9%	31.2%	34.3%	31.2%
Risk-free interest rate	3.5%	4.3%	3.3%	4.1%	1.8%	4.2%	1.8%	4.2%

Weighted-average fair value	$22.99	$13.12	$20.90	$15.14	$6.75	$6.48	$7.24	$6.48

Volatility is a measure of the amount by which a price has fluctuated over a historical period. The higher the volatility, the more the returns on a stock can be expected to vary. The risk free interest rate is the rate on a U.S. Treasury bill or bond that approximates the expected life of the option.

10. RESTRICTED COMMON STOCK AWARDS

During the three months ended December 31, 2005, Plantronics issued restricted stock awards representing an aggregate of 284,050 shares, for which the exercise price payable is $0.01 per share.  Compensation cost for restricted stock awards is recognized in an amount equal to the fair value of the award at the date of grant, which totaled $7.7 million.  Such expense is recorded on a straight-line basis over the vesting period of the award, unless forfeited in the event of termination of employment, with the offsetting entry to additional paid-in capital.  Compensation expense relating to these restricted stock awards was $0.4 million and $0.7 million for the three and nine months ended December 31, 2005, respectively, and $0.1 million for both the three and nine months ended December 31, 2004.

11. CASH DIVIDENDS

Our Board of Directors declared a $0.05 per share cash dividend on November 1, 2005, which was paid in the aggregate amount of $2.4 million on December 9, 2005. On January 24, 2006, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share of our common stock, payable on March 10, 2006 to shareholders of record on February 10, 2006.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

12. SHARE REPURCHASE PROGRAM

During the nine months ended December 31, 2005, the Board of Directors authorized the repurchase of 2,000,000 shares of common stock under our 16th and 17th repurchase programs. We purchased shares of our common stock in the open market at a total cost of $69.6 million and an average price of $32.07. Through employee benefit plans, we reissued 83,696 shares for proceeds of $2.5 million. As of December 31, 2005, there were 201,500 remaining shares authorized for repurchase.

13. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 31,		December 31,
	2004	2005	2004	2005
Net income	$24,442	$25,041	$71,464	$60,446

Unrealized gain (loss) on cash flow hedges, for the three and nine months ended December 31, 2004 and 2005, net of tax of ($1,237), $2 , ($1,043) and $115, respectively	(3,181)	86	(2,682)	5,981
Foreign currency translation gain (loss), for the three and nine months ended December 31, 2004 and 2005, net of tax of $470, ($136), $365, and ($493), respectively	1,209	(243)	940	(1,144)
Unrealized gain (loss) on investments, for the three and nine months ended December 31, 2005, net of taxof $0 and $1, respectively	-	12	-	20
Comprehensive income	$22,470	$24,896	$69,722	$65,303

14. INCOME TAXES

Income taxes are accounted for under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax basis of assets and liabilities to be recognized as deferred tax assets and liabilities.

In the second quarter of fiscal 2006, we acquired Altec Lansing and set up deferred tax liabilities for the difference between the book and tax bases that relate to certain acquired tangible and intangible assets.  Included in the tax provision for the third quarter of fiscal 2006 is the benefit from the reversal of $1.3 million of deferred tax liabilities relating to the purchase accounting for Altec Lansing which should have been recorded in the second quarter of fiscal 2006.

Our effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors. Our future effective tax rates could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change in our estimates of future taxable income which results in a valuation allowance being required; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what we originally provided. We assess the probability of adverse outcomes from tax examinations regularly to determine the adequacy of our reserve for income taxes.

On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the "AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. As of December 31, 2005, management has decided not to remit any cash back to the United States under this provision.

15. PRODUCT WARRANTY OBLIGATIONS

We provide for product warranties for certain customers and accrue for the estimated cost of these warranties as part of our cost of revenues at the time revenue is recognized. The specific terms and conditions of these warranties vary depending upon the product sold. Our warranties generally start from the delivery date and continue for up to two years depending on the product purchased. In North America, our retail products generally have a one year warranty except for call center and office headsets, and amplifiers, which have a two year warranty. In Europe, our products generally have a two year warranty. Factors that affect our warranty obligation include sales terms which obligate us to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liability quarterly and make adjustments to the liability if necessary. Changes in our warranty obligation, which are included as a component of accrued liabilities on the condensed consolidated balance sheets, are as follows:

(in thousands)	2004	2005
Warranty liability at March 31	$6,795	$5,970
Warranty provision relating to product shipped during the quarter	2,606	3,060
Deductions for warranty claims processed	(2,413)	(2,834)
Warranty liability at June 30	$6,988	$6,196
Warranty provision relating to product shipped during the quarter	1,530	4,242
Deductions for warranty claims processed	(2,178)	(4,260)
Warranty liability at September 30	$6,340	$6,178
Warranty provision relating to product shipped during the quarter	2,077	3,236
Deductions for warranty claims processed	(2,181)	(2,705)
Warranty liability at December 31	$6,236	$6,709

16. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

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

Our President and Chief Executive Officer (“the CEO”) is considered our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by information about revenues by product line and revenues by geographic region for purposes of making operating decisions and assessing financial performance. Financial information reviewed by management includes not only revenues by product line, but also gross profit analysis and operating income for the Audio Communications Group and Audio Entertainment Group. We have two reportable segments as a result of our acquisition of Altec Lansing in the second quarter of fiscal 2006. The Audio Communications Group represents the original Plantronics business as operated prior to the acquisition, excluding certain research, development and engineering activities, which relate to the Audio Entertainment business and have been included within the Audio Entertainment Group. The Audio Entertainment Group represents Altec Lansing’s business, and certain research, development, and engineering expenses. Only the results from the acquisition date of August 18, 2005 to December 31, 2005 are included in the Audio Entertainment Group segment, except for the above-mentioned research, development and engineering activities for which an entire nine months of expenses are included.

The results of the operating segments are derived directly from our internal management reporting system. The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated Company.

Audio Communications Group

The Audio Communications Group designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired. With respect to headsets, we make products for office and contact center use, use with mobile and cordless phones, and use with computers and gaming consoles. The following table presents net revenues by product group within the Audio Communications Group:

	Three Months Ended		Nine Months Ended
(in thousands)	December 31,		December 31,
	2004	2005	2004	2005
Net revenues from unaffiliated customers:
Office and Contact Center	$92,470	$114,290	$261,489	$327,190
Mobile	35,469	29,973	98,742	83,523
Gaming and Computer Audio	15,259	9,419	30,767	27,669
Other Specialty Products	7,385	7,837	21,175	22,346
	$150,583	$161,519	$412,173	$460,728

Audio Entertainment Group

The Audio Entertainment Group is engaged in the design, manufacture, sales, marketing and support of audio solutions and related technologies. It offers computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones and microphones for personal digital media. Major product categories include portable audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players; powered audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; and personal audio (headphones) and interactive audio (headsets). Currently, all the revenues in the Audio Entertainment Group are derived from Altec Lansing products. Net revenues in the Audio Entertainment Group since the acquisition on August 18, 2005 were $82.9 million.

Segment Financial Data

Financial data for each reportable segment as of March 31, 2005 and December 31, 2005 and for the three and nine months ended December 31, 2005 is as follows:

Revenues by Segment
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2004	2005	2004	2005

Audio Communications Group	$150,583	$161,519	$412,173	$460,728
Audio Entertainment Group	-	60,993	-	82,918
Consolidated Net revenues	$150,583	$222,512	$412,173	$543,646

Gross Profit by Segment
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2004	2005	2004	2005

Audio Communications Group	$75,433	$74,921	$214,601	$216,511
Audio Entertainment Group	-	19,105	-	24,666
Consolidated Gross Profit	$75,433	$94,026	$214,601	$241,177

Operating Income by Segment
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2004	2005	2004	2005

Audio Communications Group	$31,802	$25,792	$95,863	$75,669
Audio Entertainment Group	-	9,124	-	8,795
Consolidated Operating Income	$31,802	$34,916	$95,863	$84,464

The reconciliation of segment information to our consolidated net income is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2005	2004	2005

Total Operating Income of Segments	$31,802	$34,916	$95,863	$84,464

Interest and other income (expense), net	2,145	(596)	3,393	667
Income tax expense	(9,505)	(9,279)	(27,792)	(24,685)
Consolidated Net income	$24,442	$25,041	$71,464	$60,446

Assets by Segment
	March 31,	December 31,
(in thousands)	2005	2005

Audio Communications Group	$487,929	$360,157
Audio Entertainment Group	-	221,416
Consolidated Assets	$487,929	$581,573

Major Customers

No customer accounted for 10% or more of total net revenues for the three and nine months ended December 31, 2004 and 2005, nor did any one customer account for 10% or more of accounts receivable at March 31, 2005 and December 31, 2005.

Geographic Information

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization. The following table presents net revenues and long-lived assets by geographic area:

	Three Months Ended		Nine Months Ended
(in thousands)	December 31,		December 31,
	2004	2005	2004	2005
Net revenues from unaffiliated customers:

United States	$100,587	$139,033	$279,051	$349,148

Europe, Middle East and Africa	36,030	55,246	97,008	129,821
Asia Pacific and Latin America	9,217	18,883	24,614	45,317
Canada and Other International	4,749	9,350	11,500	19,360
Total International	49,996	83,479	133,122	194,498
	$150,583	$222,512	$412,173	$543,646

	March 31,	December 31,
(in thousands)	2005	2005
Property, Plant and Equipment:
United States	$31,638	$40,521
Total International	28,107	46,271
	$59,745	$86,792

17. GOODWILL

The changes in the carrying value of goodwill during the nine months ended December 31, 2005 by segment were as follows:

(in thousands)	Audio Communications Group	Audio Entertainment Group	Consolidated

Balance at March 31, 2005	$9,386	$-	$9,386
Additions	2,176	42,403	44,579
Changes to acquisition costs and fair value of assets acquired	(15)	53	38
Balance at December 31, 2005	$11,547	$42,456	$54,003

Additions to goodwill during the nine months ended December 31, 2005 resulted from the acquisitions of Octiv and Altec Lansing.  In the third quarter of fiscal 2006, certain adjustments were made to estimated professional fees incurred in connection with the Octiv acquisition. In the Audio Entertainment Group, adjustments during the nine months ended December 31, 2005 relate to estimated acquisition costs. (See Note 3.)

In accordance with SFAS No. 142, we review goodwill at the reporting unit level for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have occurred. During the fourth quarter of fiscal 2005, we completed the annual impairment test which indicated that there was no impairment. There were no events or changes in circumstances during the nine months ended December 31, 2005 which triggered an impairment review. We will perform a goodwill impairment test in the fourth quarter of fiscal 2006.

18. INTANGIBLES

The aggregate amortization expense relating to intangible assets for the three and nine months ended December 31, 2004 was $0.2 and $0.6 million, respectively. The aggregate amortization expense for the three and nine months ended December 31, 2005 was $2.1 million and $4.5 million, respectively. The following table presents information on acquired intangible assets:

(in thousands)	March 31, 2005
	Gross	Accumulated	Net	Useful
Intangible assets	Amount	Amortization	Amount	Life

Technology	$2,460	$(1,389)	$1,071	7 years
State contracts	1,300	(604)	696	7 years
Patents	1,420	(470)	950	7 years
Trademarks	300	(139)	161	7 years
Non-compete agreements	200	(130)	70	5 years
Total	$5,680	$(2,732)	$2,948

(in thousands)	December 31, 2005
	Gross	Accumulated	Net	Useful
	Amount	Amortization	Amount	Life

Technology	$31,960	$(3,503)	$28,457	6-10 years
In-process Technology	900	(900)	-	Immediate
State contracts	1,300	(743)	557	7 years
Patents	1,420	(623)	797	7 years
Customer relationships	17,600	(825)	16,775	8 years
Trademarks	300	(172)	128	7 years
Tradename - inMotion	5,000	(234)	4,766	8 years
Tradename - Altec Lansing	59,100	-	59,100	Indefinite
OEM Relationships	700	(37)	663	7 years
Non-compete agreements	200	(160)	40	5 years
Total	$118,480	$(7,197)	$111,283

The estimated future amortization expense of purchased intangible assets as of December 31, 2005 is as follows (in thousands):

Fiscal year ending March 31,	Amount

Remainder of 2006	$2,075
2007	8,289
2008	8,259
2009	8,105
2010	7,644
Thereafter	17,811

Total	$52,183

19. SUBSEQUENT EVENTS

On January 24, 2006, we announced that our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock, payable on March 10, 2006 to shareholders of record on February 10, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we may from time to time make forward-looking statements. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and are based on current expectations and entail various risks and uncertainties. For a discussion of such risk factors and uncertainties, this Quarterly Report on Form 10-Q should be read in conjunction with the "Risk Factors Affecting Future Operating Results," included in Item 1A. The following discussions titled, “Financial Condition” and “Results of Operations,” should be read in conjunction with those risk factors, the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

OVERVIEW:

We are a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand. We also are a leading manufacturer and marketer of high quality computer and home entertainment sound systems, portable audio products, and a line of headsets, headphones, and microphones for personal digital media under our Altec Lansing brand. In addition, we manufacture and market specialty telephone products, such as telephones for the hearing impaired and other related products for people with special communication needs under our Clarity brand.

We ship our broad range of communications products to 76 countries through a worldwide network of distributors, original equipment manufacturers (“OEM’s”), wireless carriers, retailers, and telephony service providers. We have well-developed distribution channels in North America and Europe, where use of our products is fairly widespread. Our distribution channels in other regions of the world are less mature and primarily serve the headset contact center markets in those regions.

On August 18, 2005, we completed our acquisition of Altec Lansing Technologies, Inc. (“Altec Lansing”). Plantronics acquired 100% of the outstanding shares of Altec Lansing for $165.2 million. Our acquisition of Altec Lansing, a market leader in portable and powered audio systems, enables Plantronics to combine its expertise in voice communication with Altec Lansing’s expertise in music entertainment to meet the full audio needs of the consumer in their personal and professional lives. As a result of the acquisition of Altec Lansing, we have two reportable segments. We include our original Plantronics products in the Audio Communications Group and our Altec Lansing products, as well as certain research and development initiatives, in the Audio Entertainment Group.

In our third quarter of fiscal 2006, we reported record consolidated net revenues as well as record net revenues for both of our segments. Our consolidated financial results for the three months ended December 31, 2005, reflect the first full quarter’s results from the Altec Lansing acquisition, which represents the most material impact to our consolidated income statement on a quarter-over-quarter basis. Our financial results for the nine months ended December 31, 2005 include the financial results of Altec Lansing from August 18, 2005, the date of acquisition, through December 31, 2005.

In the Audio Communications Group, the increase in our net revenues for the third quarter was primarily driven by sales of our wireless office products and Bluetooth mobile products. In each of our markets, the trend towards wireless products contributed significantly to demand but was offset by declines in sales of our corded headsets. Revenues from our wireless products for the office continued to grow, with substantial growth rates experienced compared to the year ago quarter. In addition, we experienced a substantial increase in net revenues from mobile Bluetooth products, primarily from new products which were introduced late in the second quarter of fiscal 2006 but went into volume production in the third fiscal quarter of 2006. We expect the overall trend toward further wireless adoption to continue during the remainder of fiscal 2006 and our growth is dependent on this trend continuing.

Wireless products represent an opportunity for high growth, both for the office market and for mobile applications. Relative to corded products, wireless product gross margin percentage tends to be lower.  In the office market, this is primarily due to higher component costs necessary to enable wireless communication.  In the mobile market, particularly for consumer applications, margins are lower due to the higher cost of the solutions relative to corded products, the level of competition, and the concentrated industry structure into which we sell.  Our strategy for improving the profitability of mobile consumer products is to differentiate and provide compelling solutions under our brand with regard to features, design, ease of use, and performance.

Gross margin was down from the December quarter one year ago due to the following:

•	high manufacturing costs associated with expanding capacity for anticipated future growth;

•	yields and unit costs on new products not yet at target levels;

•	the impact of start-up costs associated with our new plant in Suzhou, China; and

•	higher warranty and provisions for excess and obsolete inventories.

We have remained focused on our overall long-term strategy for the Audio Communications Group, which is to increase headset adoption in the enterprise markets through the creation of new products that are appealing in functionality and design and combining these products with marketing programs to increase awareness and interest.

In the Audio Entertainment Group, our segment results were accretive to consolidated earnings for the three months ended December 31, 2005. Because of the predominance of the retail channel in Altec Lansing’s business, the December quarter, which includes the impact of consumers’ holiday spending, traditionally represents the strongest quarter for the Altec Lansing products. We had strong sales in our portable speaker category, predominantly on inMotion™ products. The strong performance of the portable speaker products is a direct result of the strong growth in the MP3 player market. Results from purchase accounting continued to have a substantial negative impact on our results both for the three months and nine months ended December 31, 2005.

Overall, we have a strong consumer focus in the mobile, gaming and computer, and audio entertainment areas as we see large overlaps between these markets and our business-to-business markets. We believe that the continuing trend of audio and entertainment convergence presents another area of opportunity for us. The potential for future growth will depend on our efforts to expand customer awareness and our ability to successfully launch new products, aided by marketing campaigns.

To capitalize on the growth opportunities in the office, contact center, mobile and entertainment markets, and to meet the challenges associated with competitive pricing, market share, and consumer acceptance, we have launched several key initiatives, which include:

•
Integration of Altec Lansing. Altec Lansing’s business is complex, with significant overseas operations. We are currently evaluating the best ways to preserve the strengths of the Altec Lansing business model and its success in the retail markets while incorporating efficiencies and synergies into our combined company. The integration effort represents a significant cost to the combined company both in terms of time commitment for the selling, general and administrative associates and anticipated future costs for the Audio Entertainment Group for systems integration, infrastructure alignment, and costs associated with being part of a publicly-traded company.

•
Development and launch of new products. During the third quarter of fiscal 2006, we launched four new products in the Audio Communications Group. These included three new Clarity products: the C2210, a corded amplified phone with caller ID; the C210, a cordless amplified phone; and the CE225, a small portable amplifier. We also launched the Audio 100-series headset with a lightweight adjustable headband and a noise canceling, telescoping microphone for PC music listening and gaming. In the Audio Entertainment Group, we introduced two noise isolation headphones with etymotic technology, the iM616 and iM716. We also introduced an entry level portable speaker for use with the iPod, the iM11. Revenues from these new products were minimal.

Significant new product revenues for the third quarter of fiscal 2006 were generated from volume shipments of new models in our suite of Bluetooth products which had been introduced late in the second quarter of fiscal 2006:

w	The Explorer 320, which is an entry-level Bluetooth personal mobile headset;

w	The Discovery 640, which is a premium Bluetooth personal mobile headset;

w
The Voyager 510s, which is a system that features a Bluetooth headset with a base for the office professional that allows users to move seamlessly between a call on the cell phone and a call on the office phone;

w	The Voyager 510, which is a Bluetooth mobile headset;

w
The Pulsar headset family, which allows users to Bluetooth-enable their iPod and listen to it via a wireless stereo connection, interrupt a song to answer a call from their cell phone, and return to the song once the call has completed; and

w	The Vista Plus system, which has a digital amplifier that provides compatibility with emerging safety standards in Europe using DSP technology.

These products have had strong market acceptance, and we expect to see further growth from these new products during the fourth quarter of fiscal 2006 and next fiscal year. Going forward, we plan to continue to develop and enhance functionality on these platforms. We expect that the costs related to the development of new Bluetooth products and models will continue to increase our research, development and engineering expenses for the remainder of fiscal 2006.

•
Bringing advanced technologies to market. There is an emerging trend in which the communications and entertainment spaces are converging in the wireless market. We expect this trend to result in a demand for technologies that are simple and intuitive, utilize voice technology, control noise, and rely on miniaturization and power management. We intend to expand our own core technology group and partner with other innovative companies to develop new technologies. Toward that end, in April 2005, we acquired Octiv, Inc., which was renamed Volume Logic, Inc. (“Volume Logic”), which provides us with broader technology expertise expanding beyond voice communications DSP into audio DSP. In August 2005, we acquired Altec Lansing Technologies, Inc. (“Altec Lansing”), a leading manufacturer and marketer of high quality computer and home entertainment sound systems, and a line of headsets, headphones and microphones for personal digital media. We believe that bringing our product concepts to market will be more effective if we have an audio brand to go along with our voice communications brand, and that as a supplier to key channel partners, we will become a more important supplier if we can satisfy a broader set of audio needs. We expect that the costs related to the expansion of our own core technology group, including Volume Logic, will increase our research, development and engineering expenses for the remainder of fiscal 2006.

•
Greater focus on branding and marketing. We believe that consumer marketing is highly relevant for both our segments and leads to the adoption of our headsets and consumer awareness of our products. Therefore, we have been increasing our marketing capability. By expanding our marketing headcount in the Audio Communications Group, including hiring key personnel and combining key products with an advertising program, we believe we will strengthen our brand position for the consumer markets and help category adoption. On July 20, 2005, we launched a US-focused national, integrated marketing campaign highlighting Plantronics’ historic role in the moon landing. Our marketing campaign included television and print ads, new packaging, a new tagline of “sound innovation,” a new corporate logo, and a promotion in which consumers will have an opportunity to win a trip to space. As a result of this advertising campaign, we increased our advertising spending in the U.S. significantly. The advertising and print ads did not start until late August, and it is difficult to conclusively analyze the financial return, though we continue to analyze the results. We did conclude a survey measuring brand awareness before and after the campaign within our target market of mobile professionals, with encouraging results. Due to this positive response and feedback from our channel partners and end users, we have decided to continue our advertising investments, although on a smaller scale, into the fourth quarter and next fiscal year. However, if we do not achieve the financial returns we expect, we could modify our plans.

In Europe, we launched a smaller scale wireless office campaign in the third quarter of fiscal 2006 which we believe contributed significantly to the growth of our European net revenues, particularly our Bluetooth mobile and cordless office products.

•
Building consumer product manufacturing infrastructure. The consumer products market is characterized by cost competitiveness resulting in a predominantly China-based manufacturing infrastructure. Our Audio Entertainment Group products are either manufactured by our plant in Dongguan, China or purchased from predominantly China-based vendors. In order to gain more flexibility in our supply chain, to better manage inventories and to reduce long term costs for our Audio Communications Group products, we have just completed building a manufacturing facility and design center in Suzhou, China. We began construction on this facility in December 2004 and expect to begin significant commercial operations by the fourth quarter of fiscal 2006. So far in this fiscal year, we have spent $11.6 million on construction, and, over the next three months, we plan to invest approximately $1.9 million more to complete the construction and begin operations in the fourth quarter of 2006. Project-to-date spending on the Suzhou, China construction amounts to $17.3 million.

•
Creation of a leading industrial design team. We have increased the size of our design team and made key hires to expand our expertise in the area of industrial design in our Audio Communications Group. Our strengthened industrial design team is focused on enhancing the look of our products, which we believe is a key factor in the customer’s decision to buy.  We expect that the costs of the larger design team will increase our research, development and engineering expenses in the remainder of fiscal 2006.

Looking forward, we are focused on the implementation of our key initiatives. However, we are faced with increased competitive threats and need to improve our execution if we are going to increase our commercial market share and our profitability. We believe we have opportunities to decrease manufacturing costs, and improve supply chain and marketing effectiveness. If successful, we can capitalize on high-growth, emerging markets with competitively priced products that are attractive to the consumer.

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

Consolidated

($ in thousands)	Three Months Ended				Nine Months Ended
	December 31,		December 31,		December 31,		December 31,
	2004		2005		2004		2005

Net revenues	$150,583	100.0%	$222,512	100.0%	$412,173	100%	$543,646	100.0%
Cost of revenues	75,150	49.9%	128,486	57.7%	197,572	47.9%	302,469	55.6%
Gross profit	75,433	50.1%	94,026	42.3%	214,601	52.1%	241,177	44.4%
Operating expense:
Research, development and engineering	11,989	8.0%	15,980	7.2%	32,871	8.0%	45,868	8.5%
Selling, general and administrative	31,642	21.0%	43,130	19.4%	85,867	20.8%	110,845	20.4%
Total operating expenses	43,631	29.0%	59,110	26.6%	118,738	28.8%	156,713	28.9%

Operating income	31,802	21.1%	34,916	15.7%	95,863	23.3%	84,464	15.5%

Interest and other income (expense), net	2,145	1.4%	(596)	-0.3%	3,393	0.8%	667	0.1%
Income before income taxes	33,947	22.5%	34,320	15.4%	99,256	24.1%	85,131	15.7%
Income tax expense	9,505	6.3%	9,279	4.2%	27,792	6.7%	24,685	4.5%
Net income	$24,442	16.2%	$25,041	11.2%	$71,464	17.4%	$60,446	11.1%

Audio Communications Group

($ in thousands)	Three Months Ended				Nine Months Ended
	December 31,		December 31,		December 31,		December 31,
	2004		2005		2004		2005

Net revenues	$150,583	100.0%	$161,519	100.0%	$412,173	100.0%	$460,728	100.0%
Cost of revenues	75,150	49.9%	86,598	53.6%	197,572	47.9%	244,217	53.0%
Gross profit	75,433	50.1%	74,921	46.4%	214,601	52.1%	216,511	47.0%
Operating expense:
Research, development and engineering	11,989	8.0%	13,936	8.6%	32,871	8.0%	41,873	9.1%
Selling, general and administrative	31,642	21.0%	35,193	21.8%	85,867	20.8%	98,969	21.5%
Total operating expenses	43,631	29.0%	49,129	30.4%	118,738	28.8%	140,842	30.6%
Operating income	$31,802	21.1%	$25,792	16.0%	$95,863	23.3%	$75,669	16.4%

Audio Entertainment Group

($ in thousands)	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005		2005

Net revenues	$60,993	100.0%	$82,918	100.0%
Cost of revenues	41,888	68.7%	58,252	70.3%
Gross profit	19,105	31.3%	24,666	29.7%

Operating expense:
Research, development and engineering	2,044	3.4%	3,995	4.8%
Selling, general and administrative	7,937	13.0%	11,876	14.3%
Total operating expenses	9,981	16.4%	15,871	19.1%
Operating income	$9,124	14.9%	$8,795	10.6%

NET REVENUES

Audio Communications Group

	Three Months Ended				Nine Months Ended
	December 31,	December 31,	Increase		December 31,	December 31,	Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Communications Group
Net revenues from unaffiliated customers:
Office and Contact Center	$92,470	$114,290	$21,820	23.6%	$261,489	$327,190	$65,701	25.1%
Mobile	35,469	29,973	(5,496)	-15.5%	98,742	83,523	(15,219)	-15.4%
Gaming and Computer Audio	15,259	9,419	(5,840)	-38.3%	30,767	27,669	(3,098)	-10.1%
Other Specialty Products	7,385	7,837	452	6.1%	21,175	22,346	1,171	5.5%
Total segment net revenues	$150,583	$161,519	$10,936	7.3%	$412,173	$460,728	$48,555	11.8%

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

 Office and Contact Center

For the three months ended December 31, 2005, growth in our Office and Contact Center net revenues resulted from increased sales of our office wireless headsets, primarily from our CS50 and CS60 products, and, to a lesser extent, from our Voyager 510S product which is a Bluetooth-enabled system.  Net revenues from the office wireless headsets increased over 100% compared to the same quarter one year ago, reflecting the growing trend toward wireless products.  Net revenues in the corded office products were relatively flat compared to the same period a year ago.

For the nine months ended December 31, 2005, compared to the same period a year ago, growth in our Office and Contact Center net revenues resulted from increased sales of our office wireless headsets, primarily from our CS50 and the CS60 products. Net revenues for the office wireless headsets increased approximately 143% for the nine month period compared to the same period a year ago, again reflecting the growing trend toward wireless products.

The office corded market is a mature market, and we believe that revenue growth in this market will be tied to macroeconomic trends. The office wireless products market, on the other hand, represents a significant opportunity, and revenue growth in this category will be closely linked to an increase in adoption in this category.

Mobile

For the three months ended December 31, 2005, the decrease in net revenues from our Mobile products is attributable primarily to a decrease in corded products, partially offset by an increase in our Bluetooth headsets. Net revenues from our Bluetooth products grew approximately 52% in comparison to the same quarter a year ago as a result of increased availability and adoption of Bluetooth products in the market and the introduction of our new suite of Bluetooth headsets, the Explorer 320, Discovery 640, and Pulsar 590A, which were introduced at the end of our second quarter of fiscal 2006. Compared to the same period a year ago, shipments of our mobile corded headsets decreased by approximately 61%. The increase in the Bluetooth headset shipments of 50% was insufficient to cover the decrease in corded net revenues.

For the nine months ended December 31, 2005, we experienced the same trends as we did in the three month period ended December 31, 2005. Shipments of our mobile corded headsets were lower by approximately 46% while shipments of our Bluetooth headsets increased by approximately 44% compared to the same period a year ago, but the increase in cordless shipments was insufficient in absolute dollars to offset the decrease in corded net revenue.

The key drivers for the three and nine month periods compared to the year ago periods are due to several key factors:

•	During the first quarter of fiscal 2006, we had lower shipments to one of our key wireless OEM carrier partners, resulting from a constraint in supply of a new part for a custom product; and

•
During the first nine months of fiscal 2005, a large customer purchased our corded mobile headsets to include in "promotional bundles" with sales of cell phones in the first quarter of 2005. While we continue to participate in such bundles with this customer, the number of such bundles is lower than it was a year ago.

The Bluetooth market is characterized by significant growth and represents our best opportunity for unit volume increases; however, this market is characterized by intense price competition. Therefore, net revenues for Bluetooth products are not expected to grow at the same rate as unit volumes.

Gaming and Computer Audio

For the three and nine months ended December 31, 2005, the decreases in our Gaming and Computer Audio net revenues were predominantly driven by a decline in revenues of our Halo 2 Edition of the GameCom headset for the X-Box, as consumer interest in the Halo 2 headset peaked during the holiday and post-holiday sales in the third and fourth quarters of fiscal 2005.

Other Specialty Products

For the three and nine months ended December 31, 2005, net revenues from our Specialty products, which are primarily our Clarity products marketed for hearing impaired individuals, increased slightly. We anticipate that net revenues for this category will continue to increase slightly.

Domestic and International

We experienced growth in all major international regions, both in our Asia Pacific Latin America region (“APLA”) which increased 23% and 28% for the three and nine months ended December 31, 2005, respectively, and in our Europe, Middle East, and Africa (“EMEA”) region, which increased 28% and 23%, respectively. This growth was broad based across all of our major product groups, particularly wireless office and Bluetooth mobile headsets.

Audio Entertainment Group

	Three Months Ended				Nine Months Ended
	December 31,	December 31,	Increase		December 31,	December 31,	Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Entertainment Group
Net revenues from unaffiliated customers:
Total segment net revenues	$-	$60,993	$60,993	100.0%	$-	$82,918	$82,918	100.0%

The Audio Entertainment Group is engaged in the design, manufacture, sales, marketing and support of audio solutions and related technologies. It offers computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones and microphones for personal digital media. Major product categories include portable audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players; powered audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; and personal audio (headphones) and interactive audio (headsets). Currently, all the revenues in the Audio Entertainment Group are derived from Altec Lansing products

For the three months ended December 31, 2005, Portable Audio accounted for approximately $40 million, or 65% of Audio Entertainment Group net revenues. Powered Audio, Personal Audio, and Interactive Audio make up the remainder. The strength of the MP3 market contributed heavily to sales of Altec Lansing speaker products which attach to MP3 players. Because the Altec Lansing products are primarily consumer goods sold in the retail channel, the holiday sales in the December quarter account for a seasonal spike in net revenues, which is not expected to continue into the next quarter when sales are expected to return to a more normalized and lower level.

For the nine months ended December 31, 2005, the net revenues represent results since the acquisition of Altec Lansing on August 18, 2005, and thus reflect only a partial period of revenues rather than an entire nine months of revenues. Portable products accounted for approximately 59% of net revenues, and Powered Audio, Personal Audio and Interactive Audio product net revenues accounted for the remainder.

Domestic and International

Most of the international revenues of the Audio Entertainment Group are driven by the European markets.

Because of the significance of the retail channel which historically has its strongest sales in the December quarter, seasonality has a major impact on quarterly results. Revenues may also vary due to timing of the introduction of new products, discounts and other incentives, and channel mix. Other trends which will also impact our Audio Entertainment Group revenues include growth of the MP3 player market, and our ability to successfully attach to new generations of MP3 players and to develop products which keep up with the rapidly-developing portable and personal audio markets.

Consolidated

	Three Months Ended				Nine Months Ended
	December 31,	December 31,	Increase		December 31,	December 31,	Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Consolidated By Geographic Region

United States	$100,587	$139,033	$38,446	38.2%	$279,051	$349,148	$70,097	25.1%

Europe, Middle East and Africa	36,030	55,246	19,216	53.3%	97,008	129,821	32,813	33.8%
Asia Pacific and Latin America	9,217	18,883	9,666	104.9%	24,614	45,317	20,703	84.1%
Canada and Other International	4,749	9,350	4,601	96.9%	11,500	19,360	7,860	68.3%
Total International	49,996	83,479	33,483	67.0%	133,122	194,498	61,376	46.1%
Total consolidated net revenues	$150,583	$222,512	$71,929	47.8%	$412,173	$543,646	$131,473	31.9%

For the three months ended December 31, 2005, the increase in the consolidated net revenues is mainly attributable to the additional net revenues from the new Audio Entertainment Group and growth in the Office and Contact Center products, especially in our wireless products, offset by a decrease in our mobile headset net revenues. The wireless market, coupled with a trend toward the convergence of audio and entertainment, continues to grow, with net revenues for the three month period ended December 31, 2005 up approximately 67% compared to the same period one year ago. In addition, our total net revenues from wireless products for the three months ended December 31, 2005 account for 43% of our total Audio Communications Group net revenues compared to 27% in the same period a year ago.

Consolidated net revenues from domestic sales for the three months ended December 31, 2005, as a percentage of total net revenues, decreased from 67% to 62%, compared to the same period a year ago. Net revenues from international sales for the three months ended December 31, 2005, as a percentage of total net revenue, increased from 33% to 38%, compared to the same period a year ago.

For the nine months ended December 31, 2005, the increase in the consolidated net revenues is mainly attributable to the same factors listed above, with net revenues up approximately 76%, compared to the same period one year ago. In addition, our total net revenues from wireless products for the nine months ended December 31, 2005 account for 37% of our total Audio Communications Group net revenues compared to 23% in the same period a year ago.

Consolidated net revenues from domestic sales for the nine months ended December 31, 2005, as a percentage of total net revenues, decreased from 68% to 64%, compared to the same period a year ago. Net revenues from international sales for the three and nine months ended December 31, 2005, as a percentage of total net revenue, increased from 32% to 36%, respectively, compared to the same period a year ago.

GROSS PROFIT

Audio Communications Group

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Communications Group
Net revenues	$150,583	$161,519	$10,936	7.3%	$412,173	$460,728	$48,555	11.8%
Cost of revenues	75,150	86,598	11,448	15.2%	197,572	244,217	46,645	23.6%
Segment Gross profit	$75,433	$74,921	$(512)	-0.7%	$214,601	$216,511	$1,910	0.9%
Segment Gross profit %	50.1%	46.4%	(3.7)	ppt.	52.1%	47.0%	(5.1)	ppt.

For the three months ended December 31, 2005, gross profit as a percent of revenues decreased 3.7 percentage points compared to the same period a year ago. This decrease was primarily due to the following:

•
an increase in capacity to prepare for anticipated future growth resulting in an overall reduction in the efficiency of our manufacturing operations with higher fixed costs on lower total production. This includes the impact of start-up costs at our plant in Suzhou, China and increased capacity at our plant in Mexico. Unit production was lower than a year ago, primarily due to the decline in sales from mobile corded headsets;

•	the yield and unit costs on new products have been below our targeted levels, and we incurred higher scrap costs due to new product launches, further contributing to the decline in gross profit; and

•
requirements for excess and obsolete inventory increased due to unanticipated shifts in demand, and the cost of our warranty obligations was higher due in part to higher revenues and in part to an increase in consumer products which have a higher rate of return.

For the nine months ended December 31, 2005, gross profit as a percent of revenues decreased 5.1 percentage points compared to the same period a year ago. This decrease is driven by higher manufacturing costs due to the following:

•	expanding capacity for anticipated future growth;

•	yields and unit cost on new products not yet at target levels;

•	a product mix shift toward consumer products which resulted in less favorable margins; and

•	higher freight and duty costs resulting from a higher proportion of more expensive air shipments than cheaper ocean shipments.

We expect gross profit pressures as a result from competitive pricing and factors mentioned above to continue for the near future. In the short term, we are continuing with our actions to improve our gross profit through supply chain management, improvements in product launches, and improving the effectiveness of our marketing programs. Product mix also has a significant impact on gross profit, as there can be significant variances between our high and our low margin products. Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.

Audio Entertainment Group
	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Entertainment Group
Net revenues	$-	$60,993	$60,993	100.0%	$-	$82,918	$82,918	100.0%
Cost of revenues	-	41,888	41,888	100.0%	-	58,252	58,252	100.0%
Segment Gross profit	$-	$19,105	$19,105	100.0%	$-	$24,666	$24,666	100.0%
Segment Gross profit %		31.3%	31.3	ppt.		29.7%	29.7	ppt.

For the three months ended December 31, 2005, gross profit has been negatively impacted by the following key factors:

•
a 5.5 percentage point impact due to purchase accounting. We had $2.3 million in amortization relating to the manufacturing profit capitalized to inventories. The capitalized manufacturing profit has been fully amortized as of the end of the third quarter of fiscal 2006. We also had $1.0 million in amortization relating to technology assets acquired in the Altec Lansing acquisition. The amortization expense associated with the technology assets is expected to continue to reduce gross profit for the next 6 years.

•	an increase in provision for excess and obsolete materials due to an unanticipated shift in demand; and

•	higher royalties payable to third parties.

For the nine months ended December 31, 2005, gross profit represents results since the acquisition of Altec Lansing on August 18, 2005. Included in the gross profit are charges of $5.6 million relating to the amortization of the capitalized manufacturing profit and technology acquired through the purchase of Altec Lansing.

Gross profit may vary depending on the product mix, competitive price pressures, amount of excess and obsolete inventory charges, return rates, and other factors. A further shift towards the newer, but lower margin, portable products may cause downward pressure on our gross profit.

Consolidated
	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Consolidated
Net revenues	$150,583	$222,512	$71,929	47.8%	$412,173	$543,646	$131,473	31.9%
Cost of revenues	75,150	128,486	53,336	71.0%	197,572	302,469	104,897	53.1%
Consolidated Gross profit	$75,433	$94,026	$18,593	24.6%	$214,601	$241,177	$26,576	12.4%
Consolidated Gross profit %	50.1%	42.3%	(7.8)	ppt.	52.1%	44.4%	(7.7)	ppt.

For the three months ended December 31, 2005, the increase in the consolidated gross profit is mainly attributable to the acquisition of Altec Lansing. However, gross profit as a percent of net revenues decreased when combined with the results of the Audio Entertainment Group due to the impact of the non-cash charges associated with purchase accounting as well as the lower margins associated with the acquired business. Additionally, the year-over-year decrease in the gross profit percent of net revenues is also driven by higher manufacturing variances, costs of the development of our Suzhou, China plant, and higher specific excess and obsolete provisions and warranty provisions in the third fiscal quarter of 2006.

For the nine months ended December 31, 2005, the increase in the consolidated gross profit is mainly attributable to the same factors listed above.

We anticipate our plant in Suzhou, China will begin production in the fourth quarter of fiscal 2006. As a result, the plant will begin depreciating, which will initially cause higher costs and negatively affect our gross margins. In the long run, once our plant is running at full capacity, we expect our gross margins to increase.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead expenses, including facilities, human resources, and IT costs.

Audio Communications Group

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Communications Group
Research, development and engineering	$11,989	$13,936	$1,947	16.2%	$32,871	$41,873	$9,002	27.4%
% of total segment net revenues	8.0%	8.6%	0.6	ppt.	8.0%	9.1%	1.1	ppt.

Research, development and engineering expense of the Audio Communications Group reflects our substantial commitment to developing new products for all the markets we serve, and, are significantly higher in the three months ended December 31, 2005 compared to the same period a year ago, primarily due to the following:

•	increased spending in legal fees associated with protecting our intellectual property;

•
further growth of the domestic and international design centers. We continue to expand our Plamex Design Center, located in Tijuana, Mexico and the China Design Center, located in Suzhou, China, that incurred costs of $1.0 million and $0.3 million, respectively, during the third quarter of fiscal 2006. Most of the costs at these design centers are associated with payroll and payroll related costs. Our China Design Center is still in a “start-up” mode, and we expect to start production in the fourth fiscal quarter of 2006. Our strategy is to have project execution, build, and verification processes co-located with the teams that are responsible for the manufacturing in order to improve execution, efficiency, and cost effectiveness; and

•	additional investment in new technologies acquired through Volume Logic.

For the nine months ended December 31, 2005 compared to the same period a year ago, expenses are higher primarily due to the following:

•
incremental spending in our ongoing design and development of wireless products, including a suite of Bluetooth products, featuring a new chip set and a re-vamped style and design geared for the more fashion-conscious market. These new, third generation Bluetooth products, Discovery 640, Explorer 320, Pulsar 590A and Voyager 510S, were launched late in the second quarter of fiscal 2006. We launched a few new Computer and Clarity products during the third quarter of fiscal 2006;

•	growth in our design centers in Mexico and China where we spent $1.6 million and $0.6 million, respectively, for the nine month period ended December 31, 2005;

•	high investment in project materials, relating to verification builds of these newly launched products; and

•	additional investment in new technologies acquired through Volume Logic.

Audio Entertainment Group

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Entertainment Group
Research, development and engineering	$-	$2,044	$2,044	100.0%	$-	$3,995	$3,995	100.0%
% of total segment net revenues	0.0%	3.4%	3.4	ppt.	0.0%	4.8%	4.8	ppt.

For the three month period ended December 31, 2005, research, development, and engineering expense includes costs incurred for development of future product lines and to maintain current technology. During the third quarter of fiscal 2006, we launched several new products in the Portable and Personal categories and are actively working on developing new product lines.

For the nine month period ended December 31, 2005, we expensed $0.9 million for the write-off of in-process research and development technology (“IPRD”) acquired in the purchase of Altec Lansing.

Consolidated

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Consolidated
Research, development and engineering	$11,989	$15,980	$3,991	33.3%	$32,871	$45,868	$12,997	39.5%
% of total consolidated net revenues	8.0%	7.2%	(0.8)	ppt.	8.0%	8.5%	0.5	ppt.

For the three months ended December 31, 2005, the significant increase in consolidated research, development, and engineering expense is attributable to our continued investment in our design centers, the additional expenses from the acquisition of Altec Lansing, and increased spending in legal fees associated with protecting our intellectual property.

For the nine months ended December 31, 2005, the increase is attributable to our investment in the development of new products, the costs associated with our design centers in Tijuana, Mexico and Suzhou, China and the additional expenses from the Audio Entertainment Group, including the one-time write off of the IPRD during the second quarter of fiscal 2006.

We expect that our research, development and engineering costs will continue to increase during the remainder of fiscal year 2006 in the following areas:

•	Continued investment in new product development, including portable products, new product initiatives for the enterprise market, and Bluetooth and other wireless technologies; and

•	Continued investment in our new research and development centers, especially in Suzhou, China, to improve execution, efficiency, and cost effectiveness.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense consists primarily of compensation costs, professional service fees, litigation costs, marketing costs, bad debt expense and allocation of overhead expenses, including facilities, human resources and IT costs.

Audio Communications Group

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Communications Group
Selling, general and administrative	$31,642	$35,193	$3,551	11.2%	$85,867	$98,969	$13,102	15.3%
% of total segment net revenues	21.0%	21.8%	0.8	ppt.	20.8%	21.5%	0.7	ppt.

For the three months ended December 31, 2005, compared to the same period a year ago, selling, general and administrative expense increased significantly primarily due to the following:

•	An increase in marketing expenses associated with our national branding campaign of $3.3 million and higher headcount predominantly in the US region; and

•	An increase in general and administrative expenses attributable to higher compensation-related charges reflecting increased headcount, and higher outside services.

For the nine months ended December 31, 2005, compared to the same period a year ago, selling, general and administrative expenses increased significantly due to the following:

•	Year-to-date costs of $8.6 million for the national branding campaign and higher headcount in the marketing function;

•	A favorable court ruling and legal settlement which provided a non-recurring benefit in the second quarter of fiscal 2005; and

•	An increase in sales expense attributable to a larger global sales presence and an increase in sales-related compensation, and higher bad debt expense.

Audio Entertainment Group

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Entertainment Group
Selling, general and administrative	$-	$7,937	$7,937	100.0%	$-	$11,876	$11,876	100.0%
% of total segment net revenues	0.0%	13.0%	13.0	ppt.	0.0%	14.3%	14.3	ppt.

For the three months ended December 31, 2005, selling, general and administrative expense reflects higher sales commissions and other incentive pay associated with the increased level of sales in the third quarter of fiscal 2006. We expect commissions and other incentive pay to be reduced in the fourth quarter of fiscal 2006, as we anticipate a decreased level of sales in the fourth quarter. We also incurred charges related to the integration of Altec Lansing and non-cash charges associated with the amortization of acquired intangible assets, and we anticipate that these charges will continue in the next quarter.

For the nine months ended December 31, 2005, selling, general and administrative expense related to costs associated with the integration of Altec Lansing of approximately $0.4 million, retention of key employees of approximately $0.7 million, and non-cash charges of $1.8 million related primarily to the amortization of acquired intangible assets.

Consolidated

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Consolidated
Selling, general and administrative	$31,642	$43,130	$11,488	36.3%	$85,867	$110,845	$24,978	29.1%
% of total consolidated net revenues	21.0%	19.4%	(1.6)	ppt.	20.8%	20.4%	(0.4)	ppt.

For the three months ended December 31, 2005, the significant increase to consolidated selling, general and administrative expense can be attributed to the following:

•	costs associated with our national branding campaign;

•	higher compensation related charges and costs associated with a larger global sales presence; and

•	the additional expenses from the Audio Entertainment Group, of which $0.9 million relates to the amortization charges associated with intangible assets acquired in the purchase of Altec Lansing.

For the nine months ended December 31, 2005, the significant increase to consolidated selling, general and administrative expenses can be attributed to the following:

•	costs associated with our national branding campaign;

•	higher compensation related charges and costs associated with a larger global sales presence;

•	the impact of the one-time benefit from the legal settlement in the comparable period a year ago; and

•	the additional expenses from the Audio Entertainment Group, of which $1.8 million relates to the amortization charges associated with intangible assets acquired in the purchase of Altec Lansing.

We anticipate our consolidated selling, general and administrative expenses will continue to increase in the fourth quarter of fiscal 2006. Our national branding campaign has been extended into the next quarter with further estimated costs of $2.0 million. We also plan to continue this campaign in fiscal 2007 and expect to spend $20 million over the next fiscal year.

TOTAL OPERATING EXPENSES AND OPERATING INCOME

Audio Communications Group

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Communications Group
Operating Expense	$43,631	$49,129	$5,498	12.6%	$118,738	$140,842	$22,104	18.6%
% of total segment net revenues	29.0%	30.4%	1.4	ppt.	28.8%	30.6%	1.8	ppt.

Operating Income	$31,802	$25,792	$(6,010)	-18.9%	$95,863	$75,669	$(20,194)	-21.1%
% of total segment net revenues	21.1%	16.0%	(5.1)	ppt.	23.3%	16.4%	(6.9)	ppt.

For the three months ended December 31, 2005, operating income decreased 18.9% due to the 3.7 percentage point decrease in gross profit and higher operating expenses of 1.4 percentage points compared to net revenues.

For the nine months ended December 31, 2005, operating income decreased 21.1% due to the 5.1 percentage point decrease in gross profit and higher operating expenses of 1.8 percentage points compared to revenue.

Audio Entertainment Group

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Audio Entertainment Group
Operating Expense	$-	$9,981	$9,981	100.0%	$-	$15,871	$15,871	100.0%
% of total segment net revenues	0.0%	16.4%	16.4	ppt.	0.0%	19.1%	19.1	ppt.

Operating Income	$-	$9,124	$9,124	100.0%	$-	$8,795	$8,795	100.0%
% of total segment net revenues	0.0%	14.9%	14.9	ppt.	0.0%	10.6%	10.6	ppt.

For the three months ended December 31, 2005, operating income was 14.9% of revenue and included $4.2 million in non-cash charges related to purchase accounting, which are detailed below:

•	$2.3 million recorded under cost of revenues relating to the manufacturing profit capitalized to inventory, which has been fully amortized as of the end of third fiscal quarter;

•	$1.0 million in cost of revenues relating to the amortization of acquired technology assets; and

•	$0.9 million recorded under selling, general and administrative expense representing predominantly the amortization of acquired intangible assets excluding technology assets.

For the nine months ended December 31, 2005, operating income was 10.6% of revenue and included $8.3 million in non-cash charges related to purchase accounting which are detailed below:

•	$4.6 million recorded under cost of revenues relating to the manufacturing profit capitalized to inventory, which has been fully amortized at the end of third fiscal quarter;

•	$1.0 million in cost of revenues relating to the amortization of acquired technology assets, which was recorded in the third fiscal quarter;

•	$1.8 million recorded under selling, general and administrative expense representing predominantly the amortization of acquired intangibles excluding technology assets; and

•	$0.9 million recorded under research, development, and engineering expense for the write-off of in-process research and development during the second quarter of fiscal 2006.

Consolidated

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Consolidated
Operating expense	$43,631	$59,110	$15,479	35.5%	$118,738	$156,713	$37,975	32.0%
% of total consolidated net revenues	29.0%	26.6%	(2.4)	ppt.	28.8%	28.9%	0.1	ppt.

Operating income	$31,802	$34,916	$3,114	9.8%	$95,863	$84,464	$(11,399)	-11.9%
% of total consolidated net revenues	21.1%	15.7%	(5.4)	ppt.	23.3%	15.5%	(7.8)	ppt.

For the three months ended December 31, 2005, operating income, compared to the same period a year ago, increased due to the operating income from the acquisition of Altec Lansing.

For the nine months ended December 31, 2005, operating income, compared to the same period a year ago, decreased primarily due to lower gross profit percentages and higher operating costs of our Audio Communications business despite higher net revenues and the benefit of the acquisition of Altec Lansing.

INTEREST AND OTHER INCOME (EXPENSE), NET

Consolidated

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Interest and other income (expense), net	$2,145	$(596)	$(2,741)	-127.8%	$3,393	$667	$(2,726)	-80.3%
% of total net revenues	1.4%	-0.3%	(1.7)	ppt.	0.8%	0.1%	(0.7)	ppt.

For the three months ended December 31, 2005, the decrease in interest and other income (expense), net was driven primarily by a foreign exchange loss of $0.6 million compared to a foreign exchange gain of $1.1 million in the same quarter a year ago, lower interest income as a result of our lower cash balance due to the cash payment made for the acquisition of Altec Lansing, and higher interest expense attributable to the outstanding balance on our line of credit used to finance the acquisition.

For the nine months ended December 31, 2005, compared to the same period one year ago, the decrease in interest and other income (expense), net was driven primarily by higher interest expense attributable to the outstanding balance on our line of credit used to finance the Altec Lansing acquisition and a foreign exchange loss of $1.7 million compared to a foreign exchange gain of $0.9 million, which is primarily due to a period-over-period strengthening of the U.S. dollar versus the Euro and Great British pound.

INCOME TAX EXPENSE

Consolidated

	Three Months Ended December 31,		Increase		Nine Months Ended December 31,		Increase
($ in thousands)	2004	2005	(Decrease)		2004	2005	(Decrease)

Income before income taxes	$33,947	$34,320	$373	1.1%	$99,256	$85,131	$(14,125)	-14.2%
Income tax expense	9,505	9,279	(226)	-2.4%	27,792	24,685	(3,107)	-11.2%
Net income	$24,442	$25,041	$599	2.5%	$71,464	$60,446	$(11,018)	-15.4%

Effective tax rate	28.0%	27.0%	(1.0)	ppt.	28.0%	29.0%	1.0	ppt.

For the three months ended December 31, 2005, compared to the same period one year ago, the income tax rate decreased from 28.0% to 27.0%, which is attributable to a combination of several factors. We implemented certain tax planning strategies in early fiscal 2006 which enabled us to reduce our effective tax rate for the Audio Communications Group by approximately 1%. In the second quarter of fiscal 2006, we acquired Altec Lansing and set up deferred tax liabilities for the difference between the book and tax bases that relate to certain acquired tangible and intangible assets. Included in the tax provision for the third quarter of fiscal 2006, is the benefit from the reversal of $1.3 million of deferred tax liabilities relating to the purchase accounting for Altec Lansing which should have been recorded in the second quarter of fiscal 2006.

For the nine months ended December 31, 2005, compared to the same period one year ago, the income tax rate increased from 28.0% to 29.0%, which is attributable to the higher effective tax rate of the Audio Entertainment Group compared to the tax rate of the Audio Communications Group. The nine month period also includes the impact from the implementation of certain tax planning strategies in early fiscal 2006 which enabled us to reduce our effective tax rate for the Audio Communications Group by approximately 1%.

On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the "AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. As of December 31, 2005, management has decided not to remit any cash back to the United States under this provision.

The tax rate in future quarters may be affected by the mix of tax jurisdictions in which profits are determined to be earned and taxed, changes in estimates, credits, benefits and deductions.

FINANCIAL CONDITION:

The table below provides selected condensed consolidated cash flow information for the periods presented:

	Nine Months Ended
	December 31,
($ in thousands)	2004	2005

Cash provided by operating activities	$47,732	$46,525

Cash used for capital expenditures and other assets	(18,783)	(31,350)
Cash used for acquisitions	-	(165,020)
Cash provided by (used for) other investing activities	(38,050)	164,416
Cash used for investing activities	(56,833)	(31,954)

Cash provided by (used for) financing activities	$22,678	$(33,748)

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities are the principle source of cash for us.

During the nine months ended December 31, 2005, compared to the same period a year ago, operating cash flows decreased slightly. This decrease is attributable to lower net income of $11.0 million predominantly due to lower gross profit of the Audio Communications Group due to higher manufacturing costs and higher operating expenses. Inventory balances increased significantly during the nine months ended December 31, 2005, predominantly due to raw material purchases for the build up of parts required for the manufacturing of our new products. Accounts receivable increased significantly as we had strong growth in our third fiscal quarter sales, reflecting both seasonality and the addition of the Audio Entertainment group receivables, offset by record cash collections. Our days sales outstanding (“DSO”) decreased to 51 days in the third quarter of fiscal 2006 from 54 days from the comparable quarter last year. In international locations, trade terms that are standard in a particular locale may extend longer than is standard in the U.S. This may increase our working capital requirements and may have a negative impact on our cash flow provided by operating activities.

The cash outflows in operating activities for increased receivables and inventory were offset in part by an increase in the accounts payable balance due to timing of payments.

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

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels, start up costs associated with our plant in Suzhou, China, and timing of payments.

CASH FLOWS FROM INVESTING ACTIVITIES

During the nine month period ended December 31, 2005, we used $32.0 million in cash for investing activities. The increase in cash used in the nine month period ended December 31, 2005 is attributable to aggregate cash payments related to the acquisition of Altec Lansing and Octiv of $157.6 million and $7.4 million, respectively, and $31.4 million in capital expenditures, including $11.6 million for our Suzhou, China manufacturing facility, which will begin depreciating once construction is completed and the building is ready for use in the fourth quarter of fiscal 2006. In the remainder of the fiscal year, we expect capital expenditures to include costs associated with the installation of solar panels to replace conventional electric sources and the construction of an industrial design facility. Both of these projects will occur at our corporate headquarters in Santa Cruz, California. Other capital purchases include leasehold improvements at our corporate headquarters, machinery and equipment, tooling, computers, and software. The cash outflows from investing activities were offset in part by net proceeds of $164.4 million (total purchases of $353.3 million and proceeds of $517.8 million) from the sale of short-term investments, comprised of auction rate securities and bonds.

During the nine months ended December 31, 2004, we used $56.8 million of cash for investing activities. The cash flows used are attributable to net purchases of $38.1 million in short term investments, comprised of auction rate securities and bonds, and capital expenditures of $18.8 million principally for leasehold improvements at our corporate headquarters, machinery and equipment, tooling, computers and software.

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

CASH FLOWS FROM FINANCING ACTIVITIES

During the nine month period ended December 31, 2005, cash flows used for financing activities were approximately $33.7 million. This was primarily due to the repurchase of 2,171,000 shares of our common stock for an aggregate of $69.6 million, at an average price of $32.07 per share. During the nine month period ended December 31, 2005, the Board of Directors authorized us to repurchase an additional 2,000,000 shares of common stock under our 16th and 17th share repurcahse programs. As of December 31, 2005, there were 201,500 shares authorized for repurchase. We also paid cash dividends totaling $7.1 million. These cash outflows were offset by $32.1 million, net of $13.6 million of aggregate principal and interest payments, of financing under our credit facility for the acquisition of Altec Lansing, proceeds from the exercise of stock options totaling $8.4 million and the re-issuance of 83,696 shares of our treasury stock through employee benefit plans totaling $2.5 million. We anticipate that we will continue to pay down our line of credit throughout the rest of the fiscal year and into the next fiscal year.

During the nine month period ended December 31, 2004, cash flows provided by financing activities were approximately $22.7 million. This was primarily due to proceeds from exercises of stock options of approximately $25.3 million and proceeds from the re-issuance of 66,007 shares of treasury stock through employee benefit plans for proceeds of $2.2 million, offset by $4.8 million of dividends paid.

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

On January 24, 2006, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on March 10, 2006 to shareholders of record on February 10, 2006. The plan approved by the Board anticipates a total annualized dividend of $0.20 per common share. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

LIQUIDITY AND CAPITAL RESOURCES

Our primary discretionary cash requirements have historically been, and are expected to continue to be, for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion. At December 31, 2005, we had working capital of $176.6 million, including $58.2 million of cash, and cash equivalents, compared with working capital of $335.5 million, including $242.8 million of cash and cash equivalents, and short term investments at March 31, 2005.

During the nine months ended December 31, 2005, we entered into a second amendment to our Credit Agreement, which extended the revolving termination date from August 1, 2006 to August 1, 2010, increased the revolving credit from $75 million to $100 million, and reduced the interest rate spread over LIBOR from 0.875% to 0.750%. We drew an initial $45 million under the credit facility to finance the acquisition of Altec Lansing on August 18, 2005. Subsequent to the initial draw, we made aggregate principal and interest payments of $13.6 million against the amount outstanding. We expect that this line of credit will be repaid over the next 9 months. Our borrowings at December 31, 2005 were $32.1 million under the credit facility and $1.8 million under a letter of credit sub-facility. The amounts outstanding under the letter of credit sub-facility were principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters. It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These covenants may adversely affect us to the extent we cannot comply with them. On August 11, 2005, we entered into a third amendment to our Credit Agreement, which provided a minor change to a financial covenant. This change has no effect on our financial statements, our ability to incur additional debt or pay dividends. On November 17, 2005, we entered into a fourth amendment to the Credit Agreement, which increases the amount allowed for aggregate dividends declared or paid and common stock repurchased or redeemed. We are currently in compliance with the covenants under our amended Credit Agreement.

As of January 28, 2006, we had $28.1 million of borrowings under the revolving credit facility and $1.8 million outstanding under the letter of credit sub-facility.

Throughout fiscal 2005 and the nine months ended December 31, 2005, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

Additionally, throughout fiscal 2005 and the nine months ended December 31, 2005, we entered into a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great British Pound with put and call option contracts used as collars. At each reporting period, we record the net fair value of our unrealized option contracts on the balance sheet with related unrealized gains and losses as accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses associated with realized option contracts are recorded within revenue.

We have an additional hedging program to hedge a portion of the China Yuan payments related to forecasted construction costs for our facility in Suzhou, China. We are hedging the currency exposure with forward-exchange contracts. At each reporting period, we record the net fair value of our unrealized forward-exchange contracts on the balance sheet with related unrealized gains and losses as accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses associated with realized option contracts are recorded in other income and expenses.

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

Prior to the acquisition, Altec Lansing hedged a fixed amount of its Euro-denominated receivable balance. Altec Lansing entered into forward contracts where it would deliver Euros at fixed rates until the end of the current quarter. Open contracts at month-end are marked to market and the gain or loss is immediately included in earnings. Altec Lansing does not purchase options for trading purposes. As of December 31, 2005, Altec Lansing does not have any forward contracts outstanding.

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

We believe that our current cash and cash equivalents, cash provided by operations, and our line of credit will be sufficient to fund operations for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Certain Forward-Looking Information” and “Risk Factors Affecting Future Operating Results” in this Quarterly Report for factors that could affect our estimates for future financial needs and sources of working capital.

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations that we were reasonably likely to incur as of December 31, 2005, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Remainder of	Fiscal	Fiscal	Fiscal	Fiscal
($ in thousands)	Total	Fiscal 2006	2007	2008	2009	2010	Thereafter

Operating leases	$(15,006)	$(1,095)	$(3,829)	$(3,404)	$(2,870)	$(1,474)	$(2,334)
Unconditional purchase obligations	(61,937)	(60,437)	(1,500)
Foreign exchange contracts	(5)	(5)
Total contractual cash obligations	$(76,948)	$(61,537)	$(5,329)	$(3,404)	$(2,870)	$(1,474)	$(2,334)

OFF BALANCE SHEET ARRANGEMENTS

Our off balance sheet arrangements as of December 31, 2005 consist primarily of obligations under operating leases and unconditional purchase obligations. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the financial condition and results of operations are based upon Plantronics’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we base estimates and judgments on historical experience and on various other factors that Plantronics’ management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory and Excessive and Obsolete Inventory

We account for abnormal amounts such as idle facility expense, excessive spoilage, double freight, and re-handling costs as current-period charges. Additionally, we allocate fixed production overheads to the costs of conversion based on the normal capacity of the production facilities.

We write-down our inventory for excess and obsolete inventories. Write-downs are determined by reviewing our demand forecast and by determining what inventory, if any, is not saleable. Our demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors. If our demand forecast is greater than actual demand, and we fail to reduce our manufacturing accordingly, we could be required to write down additional inventory, which would have a negative impact on our Gross profit.

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

Goodwill and Intangibles

As a result of past acquisitions, we have recorded goodwill and intangible assets on our balance sheet. Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform a review at least annually, or more frequently if indicators of impairment exist, to determine if the carrying value of the goodwill and intangibles is impaired. Our review process for determining the carrying value is complex and utilizes estimates for future cash flow, discount rates, growth rates, estimated costs, and other factors, which utilize historical data, internal estimates, and, in some cases, external consultants and outside data. If our estimates are inaccurate or if the underlying business requirements change, our goodwill and intangibles may become impaired, and we may be required to take an impairment charge.

Income Taxes

Our effective tax rate differs from the statutory rate due to the impact of foreign operations, tax credits, state taxes, purchase accounting, and other factors. Our future effective tax rates could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; the amount of non-deductible purchase accounting charges; a change in our estimates of future taxable income which results in a valuation allowance being required; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what we originally provided. We assess the probability of adverse outcomes from tax examinations regularly to determine the adequacy of our reserve for income taxes.

We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. We are required to evaluate on an ongoing basis whether or not we will realize a benefit from net deferred tax assets. If recovery were not likely, we would be required to establish a valuation allowance. As of December 31, 2005, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not probable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors Affecting Future Operating Results."

INTEREST RATE RISK

We have applied modeling techniques to measure the hypothetical changes in fair values in our short term investments, excluding cash and cash equivalents, held at March 31, 2005 that are sensitive to changes in interest rates. At December 31, 2005, we did not own any short term investments; thus, there is no interest rate risk associated with investments.

As of January 28, 2006, we had $28.0 million borrowed under the revolving credit facility and $1.8 million outstanding under the letter of credit sub facility. If we choose to borrow additional amounts under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

Our line of credit has a fixed borrowing rate of the then LIBOR plus 0.75%, which resulted in a weighted average rate of approximately 5.44%. This rate is fixed through October 2006 when we expect to repay the entire outstanding amount. As a result, the underlying exposure of our line of credit is not sensitive to changes in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are engaged in a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. We hedge our economic exposure by hedging a portion of forecasted Euro and Great British Pound denominated sales, and Euro and Great British Pound accounts receivable and accounts payable. However, we have no assurance that exchange rate fluctuations will not materially adversely affect our business in the future.

Fair Value Hedges

We hedge both our Euro and Great British Pound accounts receivable and accounts payable by entering into foreign exchange forward contracts. The following table provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts and non-functional currency-denominated receivables and payables. The net amount that is exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the foreign currency versus the U.S. dollar.

December 31, 2005
(in millions)
Currency - forward contracts	USD Value of Net FX Contracts	Net Underlying Foreign Currency Transaction Exposures	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Euro	$18.1	$26.6	$(8.5)	$(0.9)	$0.8
Great British Pound	2.4	8.7	(6.3)	(0.7)	0.6

Net position	$20.5	$35.3	$(14.8)	$(1.6)	$1.4

Cash Flow Hedges

In the third quarter of fiscal 2006, approximately 38% of revenue was derived from sales outside of the United States, with approximately 24% of consolidated net revenues denominated in foreign currencies, predominately the Euro and the Great British Pound.

As of December 31, 2005, we had foreign currency call option contracts of approximately €45.0 million and £19.3 million denominated in Euros and Great British Pounds, respectively. As of December 31, 2005, we also had foreign currency put option contracts of approximately €45.0 million and £19.3 million denominated in Euros and Great British Pounds, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $8.8 million or a loss of $8.6 million.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

December 31, 2005
(in millions)
Currency - option contracts	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Call options	$(93.4)	$1.1	$(3.9)
Put options	89.4	7.7	(4.7)

Net position	$(4.0)	$8.8	$(8.6)

At the end of the third quarter of fiscal 2006 we had open forward foreign exchange contracts of approximately CNY 3.8 million denominated in China Yuan and representing a U.S. dollar value of $0.5 million, respectively.

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

December 31, 2005
(in millions)
	USD Value of Net FX	FX Gain (Loss) From 10% Appreciation	FX Gain (Loss) From 10% Depreciation

Currency - forward contracts	Contracts	of USD	of USD
China Yuan	$0.5	$(0.1)	$0.1

Item 4. Controls And Procedures.

(a)	Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Plantronics Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported in a timely manner under the Exchange Act.

In connection with the filing of Form 10-Q for the quarter ended December 31, 2005, (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

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

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Investors or potential investors in our stock should carefully consider the risks described below. Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general economic market conditions and industry conditions. You should carefully consider the following factors in connection with any investment in our stock. Our business, financial condition and results of operations could be materially adversely affected if any of the risks occur. Should any or all of the following risks materialize, the trading price of our stock could decline, and investors could lose all or part of their investment.

Our operating results are difficult to predict and fluctuations in them may cause volatility in the trading price of our common stock.

Given the nature of the markets in which we compete, our revenues and profitability are difficult to predict for many reasons, including the following:

•
our operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. Customers generally order on an as−needed basis and we typically do not obtain firm, long−term purchase commitments from our customers. As a result, our revenues in any quarter depend primarily on orders booked and shipped in that quarter;

•
a significant portion of our annual retail sales for our Audio Entertainment Group generally occur in the third fiscal quarter, thereby increasing the difficulty of predicting revenues and profitability from quarter to quarter;

•
we must incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. This makes it difficult for us to adjust our costs in response to a revenue shortfall, which could adversely affect our operating results;

•
our Audio Communications Group profitability depends, in part, on the mix of our Business-to-Business (“B2B”) and Business-to-Consumer (“B2C”) as well as our product mix. Our prices and gross margins are generally lower for sales to B2C customers compared to sales to our B2B customers. Our prices and gross margins can vary significantly by product line as well as within product lines. The size and timing of opportunities in this market are difficult to predict;

•
fluctuations in currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro. Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in a currency in order to avoid disparity with U.S. dollar prices and to respond to currency−driven competitive pricing actions; and

•
because we have significant manufacturing operations in Tijuana, Mexico, Dongguan, China and Suzhou, China, fluctuations in currency exchange rates in those two countries can impact our Gross profit and profitability.

Fluctuations in our operating results may cause volatility in the trading price of our common stock. For example, in the second quarter of fiscal year 2006, our operating results did not meet our targets, which had a significant adverse effect on the trading price of our common stock.

The acquisition of Altec Lansing Technologies, Inc. involves material risks.

There are inherent risks associated with the acquisition of Altec Lansing that could materially adversely affect our business, financial condition and results of operations. The risks faced in connection with this acquisition include among others:

•	cultural differences in the conduct of the business;

•	difficulties in integration of the operations, technologies, and products of Altec Lansing;

•	integration of Altec Lansing may not be successful;

•	diversion of management's attention from normal daily operations of the core business;

•	difficulties in integrating the transactions and business information systems of Altec Lansing;

•	the potential loss of key employees of Altec Lansing and Plantronics;

•	competition may increase in Altec Lansing’s markets more than expected; and

•	Altec Lansing’s product sales and new product development may not evolve as anticipated.

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

Certain of our portable products under our Altec Lansing brand were developed for use with Apple Computer Inc.’s (“Apple”) iPod products.  We have a non-exclusive right to use the Apple interface with certain of our portable products, and we are required to pay Apple a royalty for this right.  The risks faced in conjunction with our Apple related products include, among others:

•
if supply or demand for iPod products decreases, demand for certain of our portable products could be negatively affected. MP3 integration with cell phones could take significant market share from Apple’s iPod products;

•
if Apple does not renew or cancels our licensing agreement, our products may not be compatible with iPods, resulting in loss of revenues and excess inventories which would negatively impact our financial results; and

•
if Apple changes its iPod product design more frequently than we update certain of our portable products, certain of our products may not be compatible with the changed design. Moreover, if Apple makes style changes to its products more frequently than we update certain of our portable products, consumers may not like the look of our products with the iPod. Both of these factors could result in decreased demand for our products and excess inventories could result which would negatively impact our financial results.

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

The technology used in our products is evolving more rapidly now than it has historically, and we anticipate that this trend may accelerate. Historically, the technology used in lightweight communications headsets and speakers has evolved slowly. New products have primarily offered stylistic changes and quality improvements rather than significant new technologies. Our increasing reliance and focus on the B2C market has resulted in a growing portion of our products incorporating new technologies, experiencing shorter lifecycles and a need to offer deeper product lines. We believe this is particularly true for our newer emerging technology products especially in the speaker, mobile, computer, residential and certain parts of the office markets. In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality, while currently our focus is limited to audio products. In addition, we expect that office phones will begin to incorporate Bluetooth functionality which would open the market to consumer Bluetooth headsets and reduce the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wireless headset systems, resulting in lost revenue and lower margins. The success of our products depends on several factors, including our ability to:

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

•
the introduction of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties, including developing and marketing these wireless headset products; unforeseen delays or difficulties in introducing and achieving volume production of such products, as occurred in our second and third quarter of fiscal 2006; our dependence on third parties to supply key components, many of which have long lead times; and our ability to forecast demand for this new product category for which relevant data is incomplete or unavailable. We may have longer lead times with certain suppliers than commitments from some of our customers. If we are unable to deliver product on time to meet the market window of our retail customers, we will lose opportunities to increase revenues and profits. We may also be unable to sell these finished goods, which will result in excess or obsolete inventory.

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

•
most of our suppliers are not obligated to continue to provide us with raw materials, components and subassemblies. Rather, we buy most raw materials, components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those raw materials, components and subassemblies. For example, during the first quarter of fiscal 2005, we had lower shipments to one of our key wireless OEM carrier partners, which resulted from a constraint in supply of a new part for a custom product. Such shortages would materially adversely affect our business, financial condition and results of operations.

•
although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permits us to work with only a single source of silicon chip-sets on any particular new product. We, or our chosen supplier of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules. Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, and/or the inability to meet our customer demand for these new products. Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors.

We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives.

Original design manufacturers and contract manufacturers produce key portions of our product lines for us. Our reliance on them involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and loss of services. Financial instability of our manufacturers or contractors could result in our having to find new suppliers, which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons.

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

We compete in the Business-to-Business (“B2B”) market for the sale of our office and contact center products. We believe that our greatest long term opportunity for profit growth in the Audio Communications Group is in the office market, and our foremost strategic objective for this segment is to increase headset adoption in this market. To increase adoption of headsets in the office, we are investing in creating new products that are more appealing in functionality and design as well as investing in a national advertising campaign to increase awareness and interest. If these investments do not generate incremental revenue, our business could be materially affected. We are also experiencing a more price aggressive and competitive environment in our B2B markets which puts pressure on profitability and could result in a loss of market share if we do not respond effectively.

We also compete in the Business-to-Consumer (“B2C”) market for the sale of our mobile, computer audio, gaming, Altec Lansing and Clarity products. We believe that consumer marketing is highly relevant in the B2C market, which is dominated by large brands that have significant consumer mindshare. We are investing in marketing initiatives to raise awareness and consideration of the Plantronics brand. We believe this will help increase preference for Plantronics and promote headset adoption in the office market as well. The B2C market is characterized by relatively rapid product obsolescence so we are at risk if we do not have the right products at the right time to meet consumer needs. In addition, product differentiation is not as significant in the B2C market as in the B2B market. Some competitors have significant brand recognition; therefore, we are experiencing more competition in this market and pricing actions by our competitors can result in significant losses and excess inventory.

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

Certain of our markets is intensely competitive. They are characterized by a trend of declining average selling prices, continual performance enhancements and new features, as well as rapid adoption of technological and product advancements by competitors in our retail market. Also, aggressive industry pricing practices have resulted in downward pressure on margins from both our primary competitors as well as from less established brands.

Competitors in audio devices vary by product line. In the PC speaker business, competitors include Logitech and Creative Labs. In the PC and console headset, telephony and microphone business, our primary competitor is Logitech. In the speaker business competitors include Harmon Kardon, Bose, Logitech, Cyber Acoustics and Creative Labs. Since our entry into the mobile phone headset business, we are competing against mobile phone and accessory companies such as Jabra, Motorola, Nokia, and Sony−Ericsson, some of whom have substantially greater resources than we have and each of whom has established market positions in this business. Currently, our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. We are currently experiencing more price competition from GN Netcom in the B2B markets than in the past. Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments. Motorola also benefits from the ability to bundle other offerings with their headsets. We are also experiencing additional competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

Sennheiser Communications is a significant competitor in the computer, office and contact center market and Logitech is a significant competitor in the Audio Entertainment mobile products space. These markets are intensely competitive and market leadership changes frequently as a result of new products, designs and pricing. We also expect to face additional competition from companies, principally located in the Far East, which offer very low cost headset products, including products which are modeled on, or are direct copies of our products. These new competitors are likely to offer very low cost products which may result in price pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

Further, we expect to continue to experience increased competitive pressures in our retail business, particularly in the terms and conditions that our competitors offer to our customers, which may be more favorable than our terms. For example, some of our competitors are beginning to offer to consign products rather than sell them directly to their customers. In order to compete effectively, we are offering similar terms to select customers within our Audio Communications products space. Offering more products on a consignment basis could potentially delay the timing of our revenue recognition, increase inventory balances as well as require changes in our systems to track inventory and point of sale.

If we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features, design, and services, as well as continue to build and strengthen our brand recognition, our business could be harmed. If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, and our revenues and earnings could decline.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations. To the extent that we incur claims for environmental matters exceeding reserves or insurance for environmental liability, our operating results could be negatively impacted.

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

We are in the process of assessing the impact of the adoption of SFAS 123R and SAB 107 and expect the impact of the adoption of SFAS 123R to result in higher compensation expense.
We have significant foreign operations, and there are inherent risks in operating abroad.

During our third quarter of fiscal year 2006, approximately 38% of our net sales were derived from customers outside the United States. In addition, we conduct the majority of our Audio Communications Group headset assembly operations in our manufacturing facility located in Tijuana, Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We have just completed construction of a factory and design center in Suzhou, China and are also purchasing a growing number of turn-key products directly from Asia. If we are unable to effectively transition outsourced production into our new Suzhou facility, we may be unable to meet demand for these products, our margins on these products may decrease or both. Further, the majority of our Audio Entertainment products are manufactured in Dongguan, China. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

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

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 116 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking patent protection can be lengthy and expensive. Patents may not be issued in response to our applications, and patents that are issued may be invalidated, circumvented or challenged by others. If we are required to enforce our patents or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any patents may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones. We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but that research in this area is incomplete. We have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero. Our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones. However, if research establishes a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for mobile phones, which reduces demand for headset products. Likewise, should research establish a link between radio frequency emissions and wireless headsets and public concern in this area grows, demand for our wireless headsets could be reduced creating a material adverse effect on our financial results.

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

Our success depends to a large extent upon the services of a limited number of executive officers and other key employees. The unanticipated loss of the services of one or more of our executive officers or key employees could have a material adverse effect upon our business, financial condition and results of operations.

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

The adoption of voice-activated software may cause profits from our contact center product to decline.

We are seeing a proliferation of speech-activated and voice interactive software in the market place. We have been re-assessing long-term growth prospects for the contact center market given the growth rate and the advancement of these new voice recognition-based technologies. Businesses that first embraced them to resolve labor shortages at the peak of the last economic up cycle are now increasing spending on these technologies in hopes of reducing total costs. We may experience a decline in our sales to the contact center market if businesses increase their adoption of speech-activated and voice interactive software as an alternative to customer service agents. Such adoption could cause a net reduction in contact center agents and our revenues to this market could decline.

A significant portion of our profits comes from the contact center market, and a decline in demand in that market could materially adversely affect our results. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could be flat or decline. Deterioration in general economic conditions could result in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, which could negatively affect our business. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products that contact center agents use than would a company serving a broader market. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, our management is required to report on, and our independent registered public accounting firm auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.

On August 18, 2005, we acquired Altec Lansing Technologies, Inc. and on April 4, 2005 we acquired Octiv, Inc., which changed its name to Volume Logic, Inc. at closing.  Our management has not yet completed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for these recently acquired subsidiaries.  We intend to disclose all material changes resulting from the acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include those entities or are reasonably likely to materially affect, our internal control over financial reporting. Because we have not completed our reviews of the controls of these two acquisitions, we may have risk associated with controls at these entities.

We have and will continue to incur significant expenses and management resources for Section 404 compliance on an ongoing basis, and anticipate significant expenditures associated with Section 404 compliance for the Altec Lansing acquisition. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine in the future that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Programs

The Board of Directors authorized an additional 1 million-share repurchase program on October 2, 2005, the 17th of such programs and as of December 31, 2005, 798,500 shares have been repurchased.
The following presents the shares repurchased during the three months ended December 31, 2005.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet to be Purchased Under the Plans or Programs

October 2, 2005 to October 29, 2005	375,000	$27.57	375,000	625,000
October 30, 2005 to December 3, 2005	330,000	$28.35	330,000	295,000
December 4, 2005 to December 31, 2005	93,500	$28.52	93,500	201,500
Total	798,500	$28.00	798,500

As of January 28, 2006, there were approximately 90 holders of record of our common stock.

ITEM 6. EXHIBITS.

(a)	Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
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

10.13.4
Credit Agreement Amendment No.3 dated as of August 11, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.2) to the Registrants Form 8-K (File No. 001-12696), filed on November 23, 2005).

10.13.5
Credit Agreement Amendment No.4 dated as of November 17, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.1) to the Registrants Form 8-K (File No. 001-12696), filed on November 23, 2005).

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

PLANTRONICS, INC.

Date: February 9, 2006	By:	/s/ Barbara V. Scherer

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

10.13.4
Credit Agreement Amendment No.3 dated as of August 11, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.2) to the Registrants Form 8-K (File No. 001-12696), filed on November 23, 2005).

10.13.5
Credit Agreement Amendment No.4 dated as of November 17, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.1) to the Registrants Form 8-K (File No. 001-12696), filed on November 23, 2005).

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