Form 10-K
period 2006-04-01
PLANTRONICS INC /CA/
filed 2006-06-05
CIK 914025

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 1, 2006
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act [X] Yes [ ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). [ ] Yes [X] No
The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $30.81 for shares of the Registrant’s common stock on October 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,452,528,400. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant’s voting securities (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.
As of April 29, 2006, 47,554,101 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on July 26, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Plantronics, Inc.
Form 10-K
For the Year Ended March 31, 2006
The Bluetooth name and the Bluetooth trademarks are owned by Bluetooth SIG. Inc. and are used by Plantronics, Inc. under license. All other trademarks are the property of their respective owners.

part i
This Annual Report on Form 10-K is filed with respect to our fiscal year 2006. Each of our fiscal years ends on the Saturday closest to the last day of March. Our fiscal year 2006 ended on April 1, 2006. For purposes of consistent presentation, we have indicated in this report that each fiscal year ended “March 31” of the given year, even though the actual fiscal year end may have been on a different date.
CERTAIN FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” and are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including, but not limited to the factors discussed in the subsection entitled “Risk Factors” in Item 1A of this Form 10-K. This Annual Report on Form 10-K and our Annual Report to Stockholders should be read in conjunction with these risk factors.
Item 1. Business
COMPANY BACKGROUND
Plantronics, Inc. (“Plantronics,” “we”, “our,” or “us”) is a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand. We are also a leading manufacturer and marketer of high quality computer and home entertainment sound systems, portable audio products, and a line of headsets, headphones, and microphones for personal digital media under our Altec Lansing brand. In addition, we manufacture and market under our Clarity brand specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs. We also provide audio enhancement solutions to consumers, audio professionals and businesses under our Volume Logic brand.
We ship a broad range of communications products to 73 countries through a worldwide network of distributors, original equipment manufacturers (“OEM’s”), wireless carriers, retailers, and telephony service providers. We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread. Our distribution channels in other regions of the world are less mature, and while we primarily serve the headset contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in the additional international locations.
Plantronics was founded and incorporated in the state of California in 1961. We initially went public in 1977, were taken private in a leveraged buyout in 1989 and were subsequently reincorporated in the state of Delaware. Plantronics went public a second time in 1994 on the New York Stock Exchange under the ticker symbol “PLT”.
Plantronics acquired the Walker Equipment Corporation and Ameriphone, Inc. in 1986 and 2002, respectively. In January 2004, we changed the name of our Walker and Ameriphone businesses to Clarity. Clarity is a leading supplier of telephones with advanced sound processing, notification systems, assisted listening devices and other communications devices for the hearing-impaired markets. Clarity’s patented technology, Clarity Power, provides customized solutions for customers who otherwise may not have a way to communicate effectively.
AR 2006 -  1

On April 4, 2005, Plantronics acquired 100% of the outstanding shares of Octiv, Inc., which we renamed Volume Logic, Inc., (“Volume Logic”). Volume Logic provides audio enhancement software and products to consumers, audio professionals and businesses. Volume Logic technology provides consumers the ability to listen to music without the distraction of numerous volume shifts or overworked speakers. Business communication also benefits from Volume Logic adapted to telephony — every call can be at the right volume level and clear, no matter how many people are on the line.
Volume Logic’s product line includes media player plug-ins for consumers and professional applications for recording engineers, broadcasters and webcasters.
On August 18, 2005, Plantronics acquired 100% of the outstanding shares of Altec Lansing Technologies, Inc. (“Altec Lansing”), a market leader in portable and powered audio systems. The acquisition of Altec Lansing enabled us to combine our expertise in voice communication with Altec Lansing’s expertise in music entertainment to meet the full audio needs of the consumer in their personal and professional lives. Altec Lansing, which is now a wholly-owned subsidiary of Plantronics, designs and manufactures digital powered audio systems for PCs and portable audio devices in all price ranges that complement the style and electronics of the most advanced personal computers (“PCs”), TVs, iPods, portable audio devices, smartphones, and entertainment centers.
Our business is organized into two reportable segments: the Audio Communications Group (“ACG”) and the Audio Entertainment Group (“AEG”).

•	AUDIO COMMUNICATIONS GROUP: Our ACG segment is our core business and is engaged in the design, manufacture, marketing and sales of headsets for business and consumer applications, and other specialty products. We make headsets for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles. Plantronics headsets are communications tools, providing freedom to use your hands while staying “connected,” freedom to move around, and freedom from using keyboards. We apply a variety of technologies to develop high quality products to meet the needs of our customers, whether it be for communications or personal entertainment. Plantronics headsets are widely used with cell phones, in contact centers, in the office, in the home, for computer applications such as Voice over Internet Protocol (“VoIP”), for gaming, and other specialty applications. Revenues from products with the Plantronics, Clarity, and Volume Logic brand are included within the ACG segment.

•	AUDIO ENTERTAINMENT GROUP: Our AEG segment is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies. We offer computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones and microphones for personal digital media. Major product categories include portable audio, powered audio, personal audio (headphones) and interactive audio (headsets). Revenues from products with the Altec Lansing brand are included within the AEG segment.
We provide access free of charge through a link on our website, to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.
Our principal executive offices are located at 345 Encinal Street, Santa Cruz, CA, 95060. Our telephone number is (831) 426-5858. Our internet address is www.plantronics.com. Our Investor Relations website is also accessible through www.plantronics.com.
2  - Plantronics

part i
BUSINESS SEGMENTS AND MARKET INFORMATION
In fiscal 2006, our ACG segment accounted for $629.7 million of our net revenues, and our AEG segment, which represents results since August 18, 2005, accounted for $120.7 million of our net revenues. Further information on our segments, as required by Statement of Financial Accounting Standards No. 131 (Disclosures about Segments of an Enterprise and Related Information) and Item 101(b) of Regulation S-K can be found in the Consolidated Financial Statements and related notes herein.
The following are discussions of the industry background, the key markets and product offerings for both our ACG and AEG segments.
AUDIO COMMUNICATIONS GROUP
General Industry Background
Our headset products enhance communications by providing the following benefits:

•	better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, Digital Signal Processing (“DSP”), and more;

•	multi-tasking benefits that allow people to use a computer, a Personal Data Assistant (“PDA”) or other device, take notes and organize files while talking hands-free;

•	wireless freedom allowing people to take and make calls as they move freely around their home or office without cords or cables;

•	contributing to greater driving safety by enabling a person already using a cell phone to have both hands free to drive while talking on a cell phone;

•	voice command and control that let people take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient;

•	providing ergonomic relief from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck;

•	enabling emerging pc and voip applications, including speech recognition, Internet telephony and gaming; and

•	providing greater privacy than speakerphones, and with wireless products, the ability to move from public to private space when required.
Demand for headsets continues to increase both in our traditional markets such as the enterprise markets as well as in the consumer market. In each of these markets, the trend towards wireless products contributed significantly to demand, a trend we expect to continue in fiscal 2007. Wireless products represent both an opportunity for high growth as well as a challenge because of the lower margins we experience due to competitive pressures, particularly with Bluetooth mobile products.
The proliferation of desktop computing makes communications headsets a product of choice in many occupations because they permit the user to be more efficient in an ergonomically comfortable environment. Growing awareness of driver safety and impending or already existing hands-free legislation requiring mandatory hands-free devices for cell phone communications in cars, has led to increased headset adoption for cell phone users. The increased adoption of new technologies, such as Bluetooth, VoIP, Digital Enhanced Cordless Telecommunications (“DECT”), and DSP described below, also contributed to the increase in demand for telephone headsets:

•	Bluetooth is a wireless technology using short-range radio links that can eliminate cables and wires that were formerly required to connect computing and communications devices. It can be
AR 2006 -  3

used to provide low-cost, wireless connectivity between computers, mobile phones, PDA’s or other portable handheld devices, and access to the Internet.

•	VoIP is a technology that allows a person to make telephone calls using a broadband Internet connection instead of a regular (or analog) phone line. VoIP converts the voice signal from a person’s telephone into a digital signal that travels over the Internet and then converts it back at the other end so that the caller can speak to anyone with a regular (or analog) phone line.

•	Digital Enhanced Cordless Telecommunications (“DECTtm”) 6.0 is a technology that optimizes audio quality, lowers interference with other wireless devices, and is digitally encrypted for maximum call security.

•	DSP is a technology that delivers acoustic protection and optimal sound quality through transmit-noise reduction and echo cancellation.
Markets
Our ACG products are designed to meet the needs of specific markets: Office and Contact Center, Home and Home Office, Mobile Communications, Entertainment and Computer Audio, and Specialty Products. These markets increasingly overlap as users demand cross-compatibility in products.
Office and Contact Center
The office market comprises our largest revenue stream with a broad range of communications headsets, including high-end, ergonomically designed headsets, amplifiers, and telephone systems. Growth in this market comes from two main factors:
     1) the advent of wireless solutions and the freedom they allow; and
     2) a growing awareness of the benefits of headsets.
We believe the contact center is our second largest revenue stream and most mature market. We believe that the long-term outlook for the contact center is one of modest growth. We expect that contact centers will increasingly adopt VoIP technology to help improve productivity and reduce costs. We develop headsets specifically tailored to VoIP applications, and, as VoIP adoption increases, we believe that we will continue to lead in new product performance.
Home and Home Office (“H2O”)
Home and home office represents an emerging market. Telephone usage in these environments often requires mobility, the performance of multiple tasks, and work-at-home lifestyle. We expect the use of headsets in this market to increase with the growth in home offices, remote workers, and professionals working from home.
Mobile
Mobile represents our largest unit volume market and provides a significant opportunity for growth, especially now that we have largely completed the transition from corded to Bluetooth products for mobile phone applications. Use of headsets is growing worldwide, particularly due to continued Bluetooth technology adoption and hands-free legislation for cell phones. As headsets become more mainstream, users are becoming more fashion conscious and style has become as important as functionality and technology. Our mobile headsets merge technological innovations with style.
4  - Plantronics

part i
Entertainment and Computer Audio
Entertainment and Computer Audio headsets, whether they are used for interactive on-line gaming or switching between music and phone calls for multi-functional devices, represent an emerging market opportunity for us. During late fiscal 2004, we entered into a strategic partnership with eBay-owned Skype® Technologies S.A., a global peer-to-peer Internet telephony company, to provide voice communications solutions for users of Skype’s on-line telephony services. We signed a strategic agreement to implement a shared vision for the advancement of modern telephony solutions. Sales of Skype headsets, which are co-branded with Plantronics, have been concentrated primarily in Europe.
We believe that a number of fundamental factors are likely to increase our customers’ need for PC-compatible headsets in the future, including the convergence of telephony and entertainment, internet multimedia applications such as streaming audio and video, VoIP, gaming, and video conferencing. As devices providing these user needs converge, our headsets may need to be PC-compatible, cell phone compatible, MP3 compatible or various combinations of these. We are monitoring our product roadmap to meet these potential future customer requirements.
Specialty Products
Our specialty products address the unique needs of various consumer groups, one of which is the increasing number of people suffering from hearing loss worldwide. Clarity offers a comprehensive range of communications products that serve the mild, moderate, and severe hearing loss markets as well as the deaf community. Product distribution includes audiologists, health care professionals, government programs, specialized distributors, and retail.
Products and Features
Our ACG product line consists of lightweight communications headsets, telephone headset systems, and accessories, specialty telephones, and other products for customers with special communications needs. Our products are designed to offer the best in sound quality, comfort, ease of use, reliability, style, and compatibility, with a variety of features depending on the model, including:

•	noise-canceling microphones. A microphone design that greatly reduces the transmission of background noise, enhancing headset sound quality.

•	personocalltm. Allows for remote ring detection and call answer/end at the touch of a button.

•	personotm audio control center. Allows users to adjust microphone and audio characteristics such as volume, bass and treble, and launch their favorite voice or audio applications, as well as select audio presets such as rock, jazz, or classical, all from a central software interface.

•	windsmarttm technology. Provides wind-noise reduction for optimal sound clarity.

•	quick disconnecttm. On the H-Series headset tops, the Quick Disconnecttm is the connector at the end of the headset cable that lets users disconnect their headset from an active call when you need to accept a fax or file, then easily reconnect.

•	plantronics flexgrip®. A unique design for a secure, comfortable fit that permits extended wear.
In addition to our complete line of headsets, headset systems, headset telephones and amplifiers, we provide headset accessories, which include replacement voice tubes, ear cushions, ear tips, and wind-noise suppressors. These replacement parts allow end users to revitalize their headset to maintain maximum performance and comfort. We also sell a full line of accessory products, including handset lifters and in-use indicators, which give our customers increased mobility and ease of use.
AR 2006 -  5

Summaries of Primary Headset Products
The following table lists our key ACG products by category, those introduced during fiscal 2006, and key features:

Audio Communication Products	Key Features

Corded Office and Contact Center

H-Series Headset Tops: – Supra & SupraPlus® – Encore – Duoset	• All-day comfort and reliability with greater headset flexibility
•  Enhanced receive-side audio for greater listening quality
•  Flexible boom
•  Monaural or binaural versions
•  Quick Disconnecttm
•  Voice tube or noise-canceling microphones
• Compatibility with Plantronics amplifiers and USB-to-headset adaptors

Adaptors – M12 – DA40 (USB-to-headset adaptor) (Introduced and shipped in fiscal 2006)	• Connect our headsets to modular single or multi-line phones
•  Ergonomically designed volume and mute controls
•  Headset/Handset selector
• The digital adaptor series are specifically designed for enterprise office communication or employees with both a desk phone and a VoIP softphone

Wireless Office and Contact Center

CS50 (Domestic) CS55 (1.9 GHz) CS60 (International DECT-based)	• Complete wireless VoIP solution (only available in the CS50 USB version), with eight hours of talk time; ten hours with the CS55
•  Wireless roaming range up to 200 feet; 300 feet with the CS55
•  Plantronics’ PerSonoCall®
•  Optional HL10 Lifter, which allows individuals to take or end a call at the press of a button
• Noise-canceling microphones and echo elimination

CS70 (Introduced late in fiscal 2006)	• Wireless office headset system complete with the HL10 Lifter
•  64-bit digitally-encrypted security
•  Voice-dedicated DECT 6.0 technology
•  Wireless roaming range up to 300 feet
• Discrete form and extremely lightweight to provide all-day wearing comfort

6  - Plantronics

part i

Audio Communication Products	Key Features

SupraPlus® Wireless (Introduced late in fiscal 2006)	• Professional headset system with up to ten hours of talk time
•  Designed particularly for the needs of contact center supervisors, IT helpdesk professionals,     and others that spend considerable amounts of time on the phone
•  Voice-dedicated DECT 6.0 technology
• Available in multiple wearing styles

Plantronics Voyagertm 510S Bluetooth® Headset System (Introduced and shipped in fiscal 2006)	• Seamlessly switches between office phones and voice-enabled Bluetooth mobile phones, laptops and PDAs
•  Noise-canceling microphones and WindSmart® technology
•  One-touch call control buttons
• Lightweight headset design for all-day wearing comfort

Home and Home Office (“H2O”)

M210C and M214C (Introduced and shipped in fiscal 2006)	• Unique microphone adjust switch that automatically optimizes sound for cordless phones • Adjustable over-the-head headband for a comfortable and secure fit designed for long wear

Corded Mobile Communications

MX2XX Corded Headset Series (Introduced late in fiscal 2006) – MX200 – MX203 – MX250	• Available in multiple styles, sizes, and features • Features Plantronics Flex Grip® • Noise-canceling microphones and WindSmart technology • One-touch answer/end button on earpiece

Wireless Mobile Communications

Plantronics Explorertm 320 Bluetooth® Headset (Introduced and shipped in fiscal 2006)	• Easy-to-use Bluetooth® headset that delivers convenience and comfort for the entry- level Bluetooth cell phone user
•  Features nine hours of talk time and an easy-to-use control to answer/end calls and adjust     volume with a single button
• Sleek and comfortable lightweight design

AR 2006 -  7

Audio Communication Products	Key Features

Plantronics Voyagertm 510 Bluetooth® Headset	• Lightweight and versatile Bluetooth® headset that offers all-day wearing comfort, clearer voice transmission, and superior sound quality
•  Noise-canceling microphones and WindSmart® technology
•  Works with multiple Bluetooth® devices
• Features six hours of talk time and an easy-to-use control to answer/end calls and adjust volume with a single button

Plantronics Discoverytm 640 Bluetooth® Headset Discoverytm 645 Bluetooth Headset® (Introduced and shipped in fiscal 2006)	• Premium Bluetooth® headset that features a unique stylish design with an innovative charging system
•  Includes an AAA battery charger that continuously recharges the headset when not in use for     25 hours of talk time
•  In addition to its own charger, also comes with four very small adaptors that connect to the     chargers of most standard Bluetooth phones so that only one charger is needed on the road
•  Weighs less than 9 grams (approximately the weight of two nickels)
•  Includes three different-sized, soft-gel ear tips for a personalized fit Headset
• The Plantronics Discoverytm 645 features Digital Sound Processing (“DSP”)

Pulsartm 590A Bluetooth® Headset (Introduced and shipped in fiscal 2006)	• High-fidelity stereo sound for superior audio performance
•  Provides up to 12 hours of talk time and 10 hours of listen time
•  Seamlessly switches between calls and music listening
•  Universal Bluetooth audio adapter that lends immediate wireless compatibility for any device     with a headphone jack, such as laptops, home stereos, MP3 players, and multimedia devices
• Foldable headset design for convenient and compact storage

8  - Plantronics

part i

Audio Communication Products	Key Features

Entertainment and Computer Audio

New .Audio family: (Introduced late in fiscal 2006) – .Audiotm 340 – .Audiotm 510 USB – .Audiotm 550 DSP	• PC headsets developed for a wide range of uses, including gaming, podcasts, Internet telephony, and multimedia
•  Noise-canceling microphones
•  DSP and PerSono® Audio Control Center
• Lightweight pressure-free fit

GameComtm for Xbox 360 (Introduced late in fiscal 2006) – X30 – X20	• Lightweight and discreet headsets that provide precise voice without overpowering the actual game audio
•  Incorporate single-ear designs that allow gamers to be fully engaged in on-line battles while     talking off-line with others in the room
• Available in multiple headset styles and color schemes

Specialty Products

Aviation Market M-Series: (Introduced and shipped in fiscal 2006) – M200 – M250 – M260	• Unique lightweight design and advanced technology to deliver the ultimate in comfort and reliability
•  Monaural or binaural versions and two options of wearing styles
•  Noise-canceling microphones
• Features Plantronics Flex Grip®

Clarity Professional® C2210 (Introduced and shipped in fiscal 2006)	• Features Digital Clarity Powertm technology, which makes soft sounds audible while keeping loud sounds bearable
•  Amplifies incoming sounds up to forty decibels
• Offers a built-in alarm clock, two tone settings, Call Waiting and Caller ID

Clarity® C410 (Introduced and shipped in fiscal 2006)	• 900 MHz amplified cordless phone • Clarity Power® technology • Amplifies incoming sounds up to thirty decibels • Ergonomically designed for comfortable telephone conversations

Clarity CE225 (Introduced and shipped in fiscal 2006)	• Small portable telephone amplifier ideal for home use, office use, or travel, that connects easily between the handset and base of a corded telephone
•  Clarity® Powertm technology
• Amplifies incoming sounds up to twenty-eight decibels

AR 2006 -  9

AUDIO ENTERTAINMENT GROUP
General Industry Background
Our Audio Entertainment Group operates predominantly in the consumer electronic market and focuses on the design, manufacture and distribution of a wide range of products, such as multimedia speakers, portable audio systems, headphones, headsets and other audio products. Our AEG segment targets advanced audio solutions for one of the fastest growing sectors of the electronic consumer industry, including personal computers, video gaming, personal audio, MP3 players and home theater. We are offering our products under two brands — Altec Lansing® and inMotiontm.
The consumer electronic market is undergoing a significant transformation where, as a result of digital technology and increased availability of digital content, a variety of once isolated segments, including televisions, DVD players, stereos, CD players, cameras and PC’s are converging to create the need for new network devices. This change is driving the demand for new high-end, flexible digital solutions in home theater, video gaming and personal audio. Higher portability, connectivity and wireless technology are other industry trends, especially in the mobile markets, that require high-end audio solutions. Our success in this market will depend on our ability to develop and provide innovative solutions that maximize the audio functions of devices such as MP3 players, Apple iPod, satellite radio and cellular players. To this end, the inMotiontm product line provides a portable audio system for MP3 players, CDs, and other portable audio players, including the iPod. The major manufacturers in this changing and demanding industry require certain key competencies, which are:

•	leadership in innovation;

•	a powerful brand; and

•	global distribution.
We believe that the above competencies are already strengths in our AEG segment, and as a result, we believe that we are well positioned to focus on the industry audio needs through our powered and portable category products.
Because the AEG products are primarily consumer goods sold in the retail channel, the holiday sales in the December quarter account for a seasonal spike in net revenues, which is not continued into the next quarters when sales return to a more normalized and lower level.
The potential for future growth will depend on our efforts to expand customer awareness and our ability to successfully launch new products, aided by marketing campaigns. In addition, we believe that the continuing trend of the communications and entertainment convergence presents further opportunity to gain product synergies, especially in the need for wireless products, between our ACG and AEG businesses.
Markets
Portable Audio
Our portable audio market provides the largest revenue source in the AEG business, and is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players under the inMotiontm brand, and also portable speakers for use with other audio solutions such as for satellite radios. We believe there is a significant growth opportunity for us driven by the growth of the MP3 player and cellular markets. Our future growth in this market depends on the growth of the MP3 player market, our ability to successfully attach to new generations of MP3 players, and to design and develop products that keep up with this rapidly developing and highly competitive market.
10  - Plantronics

part i
Powered Audio
Our second largest overall market in the AEG business in terms of revenue is the powered audio market, first identified with the PC-speaker. Powered audio, or “active powered” products are defined as self-powered speaker systems used for computers and other multi-media application systems. Typical applications of powered audio products include PC audio, gaming and home theater. We believe this market represents further opportunity for growth due to the following:

•	continued efforts to maintain our dominance in this category, domestically, while expanding into international markets;

•	new product introductions that incorporate breakthrough technologies and designs.
Other
The remainder of the AEG products, which represent a small portion of total AEG net revenues, include the following:

•	Personal Audio: products which include a wide array of headphone products that connect easily to portable stereos, CD players, MP3 players and other audio devices; and

•	Interactive Audio: products which include headsets used primarily for interactive gaming, speech recognition and VoIP (headsets) markets.

Products and Features
Our AEG products offer a variety of features depending on the model, including:

•	side-firing surroundtm technology. Provides the immediate effects of surround sound while enabling vertical stacking.

•	inconcerttm technology. The fusion of pro audio line-array and tri-amp technologies, InConcert uses a frequency filtering system and three separate amplifiers to power a total of twelve high-performance full-range micro drivers for an intense and concentrated full-volume sound.

•	extreme dynamic basstm (“xdb”). An enhanced bass technology that delivers a low-bass sound from a front-firing, long-throw subwoofer.

•	maxxbasstm technology. A technology that provides deep bass without a subwoofer.
AR 2006 -  11

Key Product Summaries
The following table lists our key AEG products by category and key features:

Audio Entertainment Products	Key Features

Portable Audio

iM7 (Introduced and shipped in fiscal 2006)	• Features a built-in, dual-sided XDBtm enhanced subwoofer
•  High efficiency digital amplification
•  Fits, syncs, and charges all dockable iPods in the patent-pending universal built-in cradle
•  Video output for linking iPod video and iPod photo players to a TV set
•  AC and battery powered
• Wireless remote

iM3	• A compact lightweight portable speaker system for iPods • High quality and clear sound • MaxxBasstm technology • Efficient Class D amplifier delivers extra long battery life • Wireless Remote

Powered Audio

GT5051	• Surround sound system, with Side-Firing Surroundtm technology
•  Multiple input options—connects easily to a computer, portable audio device, and a DVD,     TV or gaming consoles all at the same time
•  Bass from a 5.25² woofer
• Dual-Mode Selector

FX6021	• Three-piece speaker system for music, gaming, or home theater
•  Utilizes InConcerttm technology
•  Bass from a 6.5² woofer
•  Features an auxiliary input jack that allows connection to two different audio sources at the     same time
• Wireless remote and control pod

XT2 (Introduced late in fiscal 2006)	• USB-powered two-piece speaker system
•  Features four full-range custom-designed micro drivers and bass enhancement technology
•  Can be powered by your laptop but also comes with its own power supply for an optional     power boost
• Built-in microphone ideal for Internet communications

12  - Plantronics

part i
PLANTRONICS SERVICE AND REPAIR
We support our Audio Communication and Audio Entertainment product offerings with technical assistance centers to answer questions from our customers. Our worldwide service centers provide quick response to both warranty service needs, provided at no additional cost, and out-of-warranty service needs, provided at an additional cost to our end users. Customers can contact us for their support needs in a variety of ways, including:

•	Toll-free 800 support with multiple-language capabilities;

•	Web-based frequently asked questions (FAQ) database;

•	Web-based question submission;

•	Live on-line chat; and

•	Instant call-back support.
In addition, we offer online user manuals, installation guides, warranty information, and our Quick Web and Quick Fax services.
FOREIGN OPERATIONS
In fiscal 2004, 2005 and 2006 revenues outside the U.S. accounted for approximately 34%, 33% and 36%, respectively, of our total net revenues. Revenues derived from foreign sales generally are subject to additional risks such as fluctuations in exchange rates, increased tariffs, and the imposition of other trade barriers. In fiscal 2006, we continued to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks. We hedged a portion of our positions in the Euro and the Great British Pound, which constitute the majority of our currency exposure. To the extent that our revenues from non-U.S. customers increase or we increase our transactions in foreign currencies, or that we are unsuccessful in our hedging strategies, our results of operations could be materially adversely affected by exchange rate fluctuations.
COMPETITION
The market for our Audio Communication and Audio Entertainment products is very competitive. Between the two business segments, we share a number of key competitors and compete against those competitors in several of our markets, specifically the office (which includes the H2O market) and contact center, mobile, entertainment, computer audio, and other specialty markets. There are a number of different competitors in each of these market niches. Additionally, we believe there may be increased competition from the major cell phone device makers such as Nokia, Motorola, and Sony.
In the ACG segment, one of our primary competitors is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate, who competes with us in the office, contact center, and mobile markets and on a limited scale, in the PC Market. In addition, Motorola and Logitech are significant competitors in the consumer headset market. Internationally, Sennheiser Communications is a competitor in the computer and the office and contact center markets. Some of these companies have significant financial resources, including production, marketing, engineering and other capabilities to develop, manufacture, market and sell their products.

•	The office market, including the H2O market, involves the sale of headsets for connection to single-line or office telephone systems, wireless and cordless telephones, and computers. There is indirect competition from the speakerphone market. Competitors in the contact center market also sell headsets for use in the office market.

We face different competitors depending on the channel of distribution and geographic location. We anticipate that we may face additional indirect competition in the office and contact center market. Although we have historically competed successfully in this market, there can be no assurance that we will be able to retain our leadership position in the future.
AR 2006 -  13

•	Competitors in the mobile market generally come from outside the office and contact center market. They include the cell phone manufacturers, who typically outsource phone accessories including headsets, and companies that focus primarily on the mobile and/or cordless phone accessory markets. There is indirect competition from hands-free car kits that allow users the ability to drive with both hands on the wheel. Important factors on which we compete in the mobile market include product styling, competitive pricing, product reliability, product features, sound quality, comfort, fit, ability to meet delivery schedules, customer service and support, reputation, distribution, warranty terms, and product life.

•	In the gaming and entertainment market, we compete for business in both the retail channel and through OEMs. We face competition principally from established computer peripheral vendors. These vendors have established relationships with their distribution channels, enabling them to gain broad and deep global distribution. There is indirect competition from producers of stand-alone microphones and loudspeakers for use with computers. Competition through the retail channel is based upon differentiated retail packaging, price, superior microphone and speaker performance and headset style and color. Competition for OEM business is based upon meeting their unique requirements within their timeframes, unique styling, price targets, and consistent quality with low defect rates.

•	The specialty market is principally served by the retail channel and through certain OEMs. Our competition in this market comes principally from competitors in the mobile and computer markets and, in the case of our Clarity telephones for the hearing impaired, from certain niche market manufacturers of similar products.
In the AEG segment, our major competitors include Bose, Logitech, Creative Labs, Harman International and recently, Apple. Our Audio Entertainment Group predominantly serves the consumer electronics market. This market is principally served by the retail channel and to a lesser extent, through certain OEMs. We are experiencing a new dynamic in the consumer electronics industry driven by the digital evolution that is influencing the way consumers look for solutions to their musical entertainment needs. Our key competition is coming from new and existing solution providers that offer a convenient, cost effective and lifestyle-compatible method of delivering content when people want it, where they want it, and how they want it.
We believe the principal competitive factors for us to be successful and competitive in each of our markets are the following:

•	Our ability to design, develop and offer diverse offerings with key product features including ease of use and fit, excellent sound quality, safety, product reliability, warranty terms, product life and a competitive price;

•	Our success in identifying new and emerging markets, new technologies and developing products serving those markets;

•	Cost efficient and effective supply chain processes including large, diverse distribution networks, our ability to meet delivery schedules, and gaining economies of scale;

•	A high level of customer service and support and reputation for quality;

•	A high level of brand name recognition, particularly in the business-to-business markets for our headset products but also in the consumer electronics industry;

•	Maintaining an effective new product development process and pipeline with the associated research and development spending;

•	Our ability to protect our intellectual property; and
14  - Plantronics

part i

•	Our understanding of changing market trends, technologies and consumer needs, and our ability to capitalize on the opportunities resulting from these market changes.
We believe we compete successfully with respect to these factors; however, if we do not continue to do so, our business, financial condition and results of operations may be adversely affected. In addition, we cannot guarantee that our products will continue to compete favorably, or that we will be successful in the face of increasing competition from new products introduced by existing competitors or new companies entering the markets in which we are operating.
PRODUCT DEVELOPMENT
We believe that the future success of our business depends on our ability to enhance our existing products, to develop new products based upon our core and latest technologies at a cost which is at least as low as our competitors, qualify these products with our customers, successfully introduce these products to existing and new markets on a timely basis, and to commence and sustain volume production to meet customer demands.
During fiscal 2006, we developed innovative products that enabled us to better address changing customer demands and emerging market trends. Specifically, we introduced a number of new products, which featured new technologies to address both the Audio Communication and Audio Entertainment market trends. Each segment has an operational model designed to bring the right products to market at the right time, and we will continue to improve our development processes during fiscal 2007.
We also have a number of new product and core technology development programs underway to further broaden our product lines and have been successful in obtaining a number of key patent disclosures and filings over the past year. Our product development processes for a number of products incorporate intelligent re-use of platform and product architecture hardware as well as software. During fiscal 2007, we will continue our efforts towards a lean development process through strategic architecting, increased use of software tools, and better training.
The success of new product introductions is dependent on a number of factors, including appropriate new product selection, timely completion and introduction of new product designs, cost-effective manufacturing of such products, quality of new products, the acceptance of new technologies such as Bluetooth, and general market acceptance of new products. Although we have attempted to determine the specific needs of the telephony, entertainment, mobile, computer, residential and home-office user markets, there can be no assurance that the market niches that we have identified will, in fact, materialize or that our existing and future products designed for these markets will gain substantial market acceptance. Further, assuming the markets develop and our products meet customer needs, there is no assurance that such new products can be manufactured cost effectively and in sufficient volumes to meet the potential demand.
Traditionally, the technology of telephone headsets has evolved slowly, and our product life cycles have historically been relatively long. The next generation products usually include stylistic changes and quality improvements, but these products are based on similar technology. Our newer emerging technology products, particularly in the mobile and computer markets, are exhibiting shorter life cycles more in line with the consumer electronics market and are consequently more sensitive to market trends and fashion. With the acquisition of Altec Lansing, we have increased our consumer business significantly in the electronics markets. We believe that changes in technology will come at a faster pace. Our future success will be dependent, in part, on our ability to develop products that utilize new technologies and to adapt to changing market trends quickly. In addition, to avoid product obsolescence, we will continue to monitor technological changes in telephony, as well as users’ demands for new technologies. Failure to keep pace with future technological changes could adversely affect our revenues and operating results.
AR 2006 -  15

During fiscal 2004, 2005 and 2006, we spent approximately $35.5 million, $45.2 million and $62.8 million, respectively, in research, development and engineering activities, respectively. We conduct most of our research and development with an in-house staff, with limited use of contractors. Key locations for our research and development staff are the United States, Mexico, China, and the United Kingdom. During the fourth quarter of fiscal 2006, we opened a new design facility in Suzhou, China, co-located with our new manufacturing facility, which will focus primarily on ACG products. During fiscal 2006, we continued to make key hires to expand our expertise in the areas of style and design, acoustical technologies, and product software.
SALES AND DISTRIBUTION
Broad and diverse groups of worldwide customers purchase our products, and we have a well-established, multi-level worldwide distribution network to support their needs. We currently operate two distinct distribution processes for our ACG and AEG businesses; however, as part of the Altec Lansing integration, we are looking at opportunities for synergies within our distribution processes.

•	ACG: We primarily ship products for our ACG customers in the U.S. and Asia Pacific and Latin America (“APLA”) regions from our manufacturing facility in Mexico. For customers in our European, Middle East and Africa market (“EMEA”), our products ship from our Netherlands distribution center.

•	AEG: We primarily ship products for our AEG customers in the U.S from two distribution centers, with our main distribution center based at our location in Milford, Pennsylvania. For our APLA and EMEA customers, our products are shipped from distribution centers located in Hong Kong and the Netherlands, respectively. The distribution center in the Netherlands for AEG products is not the same facility as is currently used for our Audio Communication products.
Our two business segments share many of the same customers. Our principal customers are distributors, retailers, carriers, and OEMs, as well as telephone operating companies and government agencies. Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively. No customer accounted for more than 10% of our consolidated net revenues in fiscal 2004, 2005 or 2006. Commercial distributors include headset specialists, national wholesalers, and regional wholesalers. The wholesalers typically offer a wide variety of products from multiple vendors to both resellers and end users. This distribution channel generally maintains inventory of our products, and our revenues may be affected by our distributors’ fluctuating inventory levels even when market demand is stable.
The retail channel consists of consumer electronics retailers, consumer products retailers, office supply distributors; catalog and mail order companies; mass merchants; warehouse clubs; and wireless carrier stores. Our AEG products are predominantly distributed through our retailers, accounting for approximately 86% of AEG net revenues. In addition, ACG headsets are sold through retailers who sell headsets to corporate customers, small businesses, and to individuals who use them for a variety of personal and professional purposes. The retail channel also maintains a substantial inventory of our products. Revenues from this channel are cyclical with our third fiscal quarter typically being the strongest quarter. For some of our retail partners, our Audio Communication inventories are managed on consignment. We believe it is unlikely that the loss of any one of our retail partners would result in a long-term adverse impact on revenues as we believe end-users would most likely purchase our products from a different partner. A loss of a key partner would, however, impact the transition period.
Telephony OEMs and manufacturers of automatic call distributor systems and other telecommunications and computer equipment providers also utilize Plantronics headsets. Contact center equipment OEMs do not typically manufacture their own peripheral products and, therefore, distribute our headsets under their own private label, or as a Plantronics-branded product.
16  - Plantronics

part i
Mobile OEMs include both manufacturers of cell phones and wireless carriers. Wireless carriers do not manufacture headsets, but distribute our headsets as a Plantronics-branded product or under their own private label. Mobile OEMs, on the other hand, generally require their own design and will sell products under their private label.
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
We also make direct sales to certain government agencies, including NASA and the FAA. In addition, certain distributors are authorized resellers under a General Services Administration schedule price list and sell our products to government customers pursuant to that agreement.
We maintain a direct sales force worldwide to provide ongoing customer support and service globally. We use commissioned manufacturers’ representatives to assist in selling through the retail channel.
Our products may also be purchased from our website at www.plantronics.com.
BACKLOG
Our backlog of unfilled orders was $25.9 million on March 31, 2006 compared to $17.1 million at March 31, 2005. We include all purchase orders scheduled for delivery over the next 12 months in backlog. As part of our commitment to customer service, our goal has been to ship products to meet the customers’ requested shipment dates. We have a “book and ship” business model whereby we fulfill the majority of our orders within 48 hours of our receipt of the order. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of our “book and ship” model, as well as the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.
MANUFACTURING AND SOURCES OF MATERIALS
Our manufacturing operations for our ACG products consist primarily of assembly and testing, the majority of which is performed at our facility in Tijuana, Mexico. We have substantially smaller assembly operations in California and the United Kingdom. We outsource the manufacturing of a limited number of products to third parties, typically in China and other countries in Asia. Our AEG products are either manufactured by our plant in Dongguan, China, or purchased from predominantly China-based vendors.
We purchase the components for our ACG products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, from suppliers in Asia, Mexico, the United States, and Europe. We purchase the components for our AEG products from suppliers in China, which is managed from our Hong Kong office. The majority of our components and sub-assemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a certain number of sole-source suppliers. Due to our dependence on single suppliers for certain chip sets, we could experience delays in development and/or the ability to meet our customer demand for new products, and we did experience certain product shortages in fiscal 2006. In order to gain more flexibility in our supply chain, to better manage inventories and to reduce delays and long-term costs for our Audio Communications products, we completed the building of a new manufacturing facility and design center in Suzhou, China. We began construction on this facility in December 2004 and began commercial operations during the fourth quarter of fiscal 2006. In fiscal 2006, we spent $12.2 million on construction; with a total project spend of approximately $23 million, of which
AR 2006 -  17

$17.6 million was for total construction costs of the building. If we are unable to effectively transition outsourced production to our new Suzhou facility, we may be unable to meet demand from our customers for certain products and our margins on these products may decrease.
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
We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. We believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations. We have included reserves for environmental remediation in our financial statements related to one of our discontinued businesses as well as for ground and soil contamination at our corporate headquarters in Santa Cruz, California, based upon management’s assessment of exposure and the advice of outside environmental consultants. We believe that these reserves will be sufficient to remediate the effects of the contamination found in accordance with the requirements of federal, state and local authorities who have jurisdiction over these sites. While no claims have been asserted against us in connection with these matters, there can be no assurance that such claims will not be asserted in the future or that any resulting liability will not exceed the amount of the adjusted reserve. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create environmental liability with respect to our other facilities, operations, or products.
INTELLECTUAL PROPERTY
We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate. As of April 29, 2006, we had 137 United States patents in force, expiring between 2005 and 2022. Some of our patents are also issued in certain foreign countries.
Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products. We intend to continue to seek patents on our inventions when appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued for currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us. We may be subject to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such intellectual property claims could have a material adverse effect on our operations.
18  - Plantronics

part i
We own trademark registrations in the United States and a number of other countries with respect to the Plantronics, Clarity and Altec Lansing trademarks as well as the names of many of our products and product features. We currently have United States and foreign trademark applications pending in connection with certain new products and product features. We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants. We may seek copyright protection where we believe it is applicable. We own a number of domain name registrations and intend to seek more. There can be no assurance that our existing or future copyright registrations, trademarks, trade secrets or domain names will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us.
EMPLOYEES
On April 29, 2006, we employed approximately 7,300 people worldwide, which includes 4,400, 1,200, and 600 employees at our manufacturing facilities in Tijuana, Mexico; Dongguan, China; and Suzhou, China, respectively. To our knowledge, no employees are currently covered by collective bargaining agreements or are members of any labor organization. We have not experienced any work stoppages and believe that our employee relations are good.
Set forth below is certain information regarding the executive officers of Plantronics and their ages as of April 29, 2006.

Name	Age	Position

Ken Kannappan	46	President and Chief Executive Officer
Mark Breier	46	Senior Vice President, Chief Marketing Officer
Steve Burson	50	Vice President, Product Development & Technology
Don Houston	52	Senior Vice President, Sales
Gary Savadove	48	President and Chief Executive Officer, Plantronics Audio Entertainment Business Group
Barbara Scherer	50	Senior Vice President, Finance & Administration and Chief Financial Officer
Joyce Shimizu	51	Vice President, General Manager Home & Home Office
Carsten Trads	51	President, Clarity Equipment
Philip Vanhoutte	51	Managing Director, Europe, Middle East & Africa
Terry Walters	57	Senior Vice President, Operations
Mr. Kannappan joined Plantronics in February 1995 as Vice President of Sales and was promoted to various positions prior to being named President and Chief Operating Officer in March 1998. In January 1999, he was promoted to Chief Executive Officer and appointed to the Board of Directors. Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated, where he was employed for 10 years. Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and an M.B.A. from Stanford University. Mr. Kannappan is also a Director of Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry, and Integrated Device Technology, Inc., a manufacturer of communications integrated circuits.
Mr. Breier joined Plantronics in June 2004 as Chief Marketing Officer. Prior to joining us, Mr. Breier was Managing Partner at Fast Angels Ventures, providing seed funding to technology start-ups. From March 1998 to February 2000, Mr. Breier was President/CEO of Beyond.com. From January 1997 through March 1998, Mr. Breier was the VP of Marketing at Amazon.com. From March 1994 through December 1996, Mr. Breier worked as VP of Marketing for Cinnabon. From October 1988 through
AR 2006 -  19

March 1994, Mr. Breier was the Group Brand Manager at Dreyer’s Grand Ice Cream and from April 1986 through October 1988, held various brand management positions at Kraft Foods. Mr. Breier is also currently serving on the Board of Directors for several technology start-ups including MultiDigit and TruVideo. Additionally, Mr. Breier is also on the Chairman’s for the Council of Conservation International. Mr. Breier has a Bachelors of Arts in Economics from Stanford University, where he also received his M.B.A.
Mr. Burson joined Plantronics in April of 1994 as Senior Director, Product Development. In 1997 Mr. Burson was promoted to Vice President of Product Development. In November 2004, he was promoted to his current position of Vice President, Product Development & Technology. Prior to joining Plantronics, Mr. Burson was responsible for automation and manufacturing strategy at Seagate Technology from 1990 to 1994. Before Seagate, Mr. Burson was an engineer at Hewlett Packard and held various management positions from 1980 to 1990. Mr. Burson holds a Bachelor of Science in Mechanical Engineering, Systems Engineering from Purdue University and has done post graduate work at both Purdue and Stanford Universities.
Mr. Houston joined Plantronics in November 1996 as Vice President of Sales and was promoted to Senior Vice President of Sales in March 1998. From February 1995 through November 1996, Mr. Houston served as Vice President of Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer and marketer of multi-media projection products. From 1985 until January 1995, Mr. Houston held a number of positions at Calcomp, Inc., which is engaged in the business of manufacturing computer peripherals for the CAD and graphic market, including Regional Sales Manager and Vice President of Sales, Service and Marketing. Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation. Mr. Houston graduated from the University of Arizona with a Bachelor of Science degree in Business/Marketing.
Mr. Savadove joined Plantronics in March of 2004 and became the President and CEO of the Plantronics Audio Entertainment Business Group in August of 2005. From 1999 through to 2001, Mr. Savadove was the President of Thomson Interactive Home Health Services. From 1997 to 1999, he served as President & CEO of Labtec, a leading computer peripherals and audio company. Mr. Savadove is a GE-trained general manager with more than twenty years of experience at international companies of various sizes. He has built six new businesses during his career, which include GE’s Telephone Business, GE/RCA’s Accessory Business, ProScan, Advanced Spectrum and Labtec. Mr. Savadove has a Bachelor of Arts in Economics from Trinity College and a M.B.A from The Amos Tuck School of Business Administration, Dartmouth College.
Ms. Scherer joined Plantronics in March 1997 as Vice President of Finance & Administration and Chief Financial Officer. In 1998, Ms. Scherer was promoted to Senior Vice President of Finance & Administration and Chief Financial Officer. Prior to joining us, Ms. Scherer held various executive management positions in the data storage industry, principally with Micropolis Corporation, did strategic planning with the Boston Consulting Group, and was a member of the corporate finance team at ARCO. Ms. Scherer has a Bachelor’s degree from the University of California, Santa Barbara and received an M.B.A. from the Yale School of Organization and Management. Ms. Scherer is also a Director of Keithley Instruments Inc, a supplier of measurement and testing devices.
Ms. Shimizu joined Plantronics in July 1983, and in the fall of 2005 was named Vice President, General Manager of the H2O Business Group. Prior to this promotion, she was our Vice President of Strategic Portfolio and Product Management since fall of 2003. She also previously served as our President of the Mobile Communications Division. From 1995 to 1999, Ms. Shimizu was the Senior Marketing Director for the Computer and Mobile Systems Division, the predecessor to the Mobile Communications Division. Ms. Shimizu held various positions prior to 1995 in our marketing and sales organizations.
20  - Plantronics

part i
Ms. Shimizu received a Bachelor’s degree in Japanese from the University of California, Los Angeles and an M.B.A. from the Monterey Institute of International Studies.
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
Mr. Vanhoutte joined Plantronics in September 2003 as Managing Director of EMEA. From October 2001 until September 2003 he served as Corporate Vice President of Marketing at Sony Ericsson Mobile Communications. From October  2000 to October 2001 Mr. Vanhoutte served as Vice President of Strategic Market Development at Ericsson’s Personal Communications Division. From December 1998 until September 2000, he served as Senior Vice President of Products, Marketing and Sales at MCI WorldCom’s International Division in London. From November  1994 until December 1998 Mr. Vanhoutte held various marketing and general management positions at Dell Computer Corporation including, General Manager for the Business Systems Division in the United States, Managing Director for Dell Direct in the United Kingdom and Ireland and Vice President of Products, Marketing & Services for EMEA. Beginning in June 1991 he worked for Nokia Data as Vice President of Marketing, which was merged into Fujitsu-ICL’s Personal Systems and Client-Server Division where he continued as Vice President of Marketing until November 1994. From 1985 until May 1991 Mr. Vanhoutte worked in various European marketing and division manager roles with Wang Laboratories. He started his career at Arthur Andersen’s Benelux Information Consulting Division in 1977 where he specialized in structured programming and office automation. Mr. Vanhoutte studied Applied Economics and Engineering at the University of Leuven, Belgium.
Mr. Walters has been the Vice President of Operations since April 2000 and is responsible for the worldwide operations of Plantronics. Mr. Walters joined Plantronics in September 1997 as Vice President of New Product Introduction and directed development of Plantronics’ e-commerce business. Prior to joining Plantronics, Mr. Walters spent twenty-four years at various Silicon Valley firms developing and manufacturing computer systems. Mr. Walters holds both a Bachelor of Science degree and a Masters degree in Industrial Operations from Bradley University.
Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of Plantronics.
AR 2006 -  21

Item 1A. Risk Factors.
Investors or potential investors in our stock should carefully consider the risks described below. Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general economic market conditions and industry conditions. One should carefully consider the following factors in connection with any investment in our stock. Our business, financial condition and results of operations could be materially adversely affected if any of the following risks occur. Should any or all of the following risks materialize, the trading price of our stock could decline, and investors could lose all or part of their investment.

Our operating results are difficult to predict and fluctuations may cause volatility in the trading price of our common stock.
Given the nature of the markets in which we compete, our revenues and profitability are difficult to predict for many reasons, including the following:

•	Our operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. Customers generally order on an as-needed basis, and we typically do not obtain firm, long-term purchase commitments from our customers. As a result, our revenues in any quarter depend primarily on orders booked and shipped in that quarter;

•	We must incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. In the event we acquire too much inventory for certain products the risk of future inventory write-downs increases. In the event we have inadequate inventory to meet the demand for particular products we may miss significant revenue opportunities or may incur significant expenses such as air freight, expediting shipments, and other negative variances in our manufacturing processes as we attempt to make up for the shortfall. The foregoing difficulties are exacerbated in periods such as the present when a significant portion of our revenue is derived from new products and the difficulties of forecasting appropriate volumes of production are even more tenuous;

•	Our Audio Communications Group profitability depends, in part, on the mix of our Business-to-Business (“B2B”) and Business-to- Consumer (“B2C”) as well as our product mix. Our prices and gross margins are generally lower for sales to B2C customers compared to sales to our B2B customers. Our prices and gross margins can vary significantly by product line as well as within product lines. The size and timing of opportunities in this market are difficult to predict;

•	A significant portion of our annual retail sales for our Audio Entertainment Group generally occur in the third fiscal quarter, thereby increasing the difficulty of predicting revenues and profitability from quarter to quarter and in managing inventory levels;

•	Fluctuations in currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro. Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in a currency in order to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions; and

•	Because we have significant manufacturing operations in Mexico and China, fluctuations in currency exchange rates in those two countries can impact our gross profit and profitability.
Fluctuations in our operating results may cause volatility in the trading price of our common stock. For example, in the second and fourth quarters of fiscal year 2006, our operating results did not meet our
22  - Plantronics

part i
targets nor the market’s expectations, which had a significant adverse effect on the trading price of our common stock.

If we do not match production to demand, we may lose business or our gross margins could be materially adversely affected.
Our industry is characterized by rapid technological change, frequent new product introductions, short-term customer commitments and rapid changes in demand. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which make it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. Significant unanticipated fluctuations in demand and the global trend towards consignment of products could cause the following operating problems, among others:

•	If forecasted demand does not develop, we could have excess inventory and excess capacity. Over-forecast of demand could result in higher inventories of finished products, components and subassemblies. If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins;

•	If demand increases beyond that forecasted, we would have to rapidly increase production. We currently depend on suppliers to provide additional volumes of components and sub-assemblies, and we are experiencing greater dependence on single source suppliers. Therefore, we might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to our competitors to meet their needs, there could be a long-term impact on our revenues and profitability;

•	Rapid increases in production levels to meet unanticipated demand could result in higher costs for components and sub-assemblies, increased expenditures for freight to expedite delivery of required materials, and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins;

•	The introduction of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties, including developing and marketing these wireless headset products; unforeseen delays or difficulties in introducing and achieving volume production of such products, as occurred in our second and third quarter of fiscal 2006; our dependence on third parties to supply key components, many of which have long lead times; and our ability to forecast demand for this new product category for which relevant data is incomplete or unavailable. We may have longer lead times with certain suppliers than commitments from some of our customers. If we are unable to deliver product on time to meet the market window of our retail customers, we will lose opportunities to increase revenues and profits. We may also be unable to sell these finished goods, which would result in excess or obsolete inventory; and

•	Increasing production beyond planned capacity involves increasing tooling, test equipment and hiring and training additional staff. Lead times to increase tooling and test equipment are typically several months, or more. Once such additional capacity is in place, we incur increased depreciation and the resulting overhead. Should we fail to ramp production once capacity is in place, we would not be able to absorb this incremental overhead, and this could lead to lower gross margins.
AR 2006 -  23

Any of the foregoing problems could materially and adversely affect our business, financial condition and results of operations.

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
We are also experiencing a trend away from corded headsets to cordless products. In general, our corded headsets have had higher gross margins than our cordless products. In addition, we expect that office phones will begin to incorporate Bluetooth functionality, which would open the market to consumer Bluetooth headsets and reduce the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wireless headset systems, resulting in lost revenue and lower margins.
The success of our products depends on several factors, including our ability to:

•	Anticipate technology and market trends;

•	Develop innovative new products and enhancements on a timely basis;

•	Distinguish our products from those of our competitors;

•	Manufacture and deliver high-quality products in sufficient volumes; and

•	Price our products competitively.
If we are unable to develop, manufacture, market and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, including changing fashion trends and styles, it will materially adversely affect our business, financial condition and results of operations. Furthermore, as we develop new generations of products more quickly, we expect that the pace of product obsolescence will increase concurrently. The disposition of inventories of excess or obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.

The failure of our suppliers to provide quality components or services in a timely manner could adversely affect our results.
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of raw materials, components, sub-assemblies and products from our suppliers. We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost,
24  - Plantronics

part i
quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, sub-assemblies and finished products entails various risks, including the following:

•	We obtain certain raw materials, sub-assemblies, components and products from single suppliers and alternate sources for these items are not readily available. To date, we have not experienced any significant interruptions in the supply of these raw materials, sub-assemblies, components and products. Adverse economic conditions could lead to a higher risk of failure of our suppliers to remain in business or to be able to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the parts we need. An interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations.

•	Prices of raw materials, components and sub-assemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

•	Due to the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, sub-assemblies, components and products. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs. Failure in the future to match the timing of purchases of raw materials, sub-assemblies, components and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affecting our business, financial condition and results of operations.

•	Most of our suppliers are not obligated to continue to provide us with raw materials, components and sub-assemblies. Rather, we buy most raw materials, components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those raw materials, components and subassemblies. For example, during the first quarter of fiscal 2005, we had lower shipments to one of our key wireless OEM carrier partners, which resulted from a constraint in supply of a new part for a custom product. Such shortages would materially adversely affect our business, financial condition and results of operations.

•	Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permits us to work with only a single source of silicon chip-sets on any particular new product. We, or our chosen supplier of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules. Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, and/or the inability to meet our customer demand for these new products. Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors.
AR 2006 -  25

Integration of Altec Lansing Technologies, Inc. may have an adverse effect on our business and financial condition.
There are inherent risks associated with the acquisition of Altec Lansing that could materially adversely affect our business, financial condition and results of operations. The risks faced in connection with this acquisition include among others:

•	Cultural differences in the conduct of the business;

•	Difficulties in integration of the operations, technologies, and products of Altec Lansing;

•	Diversion of management’s attention from normal daily operations of the core business;

•	Difficulties in integrating the transactions and business information systems of Altec Lansing;

•	The potential loss of key employees of Altec Lansing and Plantronics;

•	Competition may increase in Altec Lansing’s markets more than expected; and

•	Altec Lansing’s product sales and new product development may not evolve as anticipated.
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

Demand for iPod products, which are produced by Apple Computer, Inc., affects demand for certain portable products.
Certain of our portable products under our Altec Lansing brand was developed for use with Apple Computer, Inc.’s (“Apple”) iPod products. We have a non-exclusive right to use the Apple interface with certain of our portable products, and we are required to pay Apple a royalty for this right. The risks faced in conjunction with our Apple related products include, among others:

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
26  - Plantronics

part i

•	If Apple changes its iPod product design more frequently than we update certain of our portable products, certain of our products may not be compatible with the changed design. Moreover, if Apple makes style changes to its products more frequently than we update certain of our portable products, consumers may not like the look of our products with the iPod. Both of these factors could result in decreased demand for our products and excess inventories could result which would negatively impact our financial results; and

•	Apple has recently introduced its own line of iPod speaker products, which compete with certain of our Altec Lansing-branded speaker products. As the manufacturer of the iPod, Apple has unique advantages with regard to product changes or introductions that we do not possess, which could negatively impact our ability to compete effectively against Apple’s speaker products. Moreover, certain consumers may prefer to buy Apple’s iPod speakers rather than other vendors’ speakers because Apple is the manufacturer. As a result, this could lead to decreased demand for our products and excess inventories could result which would negatively impact our financial results.

We sell our products through various channels of distribution that can be volatile and failure to establish successful relationships with our channel partners could materially adversely affect our business, financial condition or results of operations.
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

The success of our business depends heavily on our ability to effectively market our products, and our business could be materially adversely affected if markets do not develop as we expect.
We compete in the B2B market for the sale of our office and contact center products. We believe that our greatest long-term opportunity for profit growth in the Audio Communications Group is in the office market, and our foremost strategic objective for this segment is to increase headset adoption. To this end, we are investing in creating new products that are more appealing in functionality and design as well as investing in a national advertising campaign to increase awareness and interest. If these investments do not generate incremental revenue, our business could be materially affected. We are also experiencing a more aggressive and competitive environment with respect to price in our B2B markets, which puts pressure on profitability and could result in a loss of market share if we do not respond effectively.
AR 2006 -  27

We also compete in the B2C market for the sale of our mobile, computer audio, gaming, Altec Lansing and Clarity products. We believe that consumer marketing is highly relevant in the B2C market, which is dominated by large brands that have significant consumer mindshare. We are investing in marketing initiatives to raise awareness and consideration of the Plantronics brand. We believe this will help increase preference for Plantronics and promote headset adoption overall. The B2C market is characterized by relatively rapid product obsolescence and we are at risk if we do not have the right products at the right time to meet consumer needs. In addition, some of our competitors have significant brand recognition and we are experiencing more competition in pricing actions, which can result in significant losses and excess inventory.
If we are unable to stimulate growth in our B2B and B2C markets, if our costs to stimulate demand do not generate incremental profit, or if we experience significant price competition, our business, financial condition, results of operations and cash flows could suffer. In addition, failure to effectively market our products to customers in these markets could lead to lower and more volatile revenue and earnings, excess inventory and the inability to recover the associated development costs, any of which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.
Headset markets are also subject to general economic conditions and if there is a slowing of national or international economic growth, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock. In particular, we may accept returns from our retailers of products that have failed to sell as expected and, in some instances, such products may be returned to our inventory. Should product returns vary significantly from our estimate, then our estimated returns, which net against revenue, may need to be revised.

We have significant intangible assets recorded on our balance sheet. If the carrying value of our intangible assets is not recoverable, an impairment loss must be recognized, which would adversely affect our financial results.
As a result of the acquisition of Altec Lansing and Octiv in fiscal 2006, we have significant intangible assets recorded on our balance sheet. Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our intangible assets. We had no impairment losses recorded in financial results in fiscal 2006. We will continue to evaluate the recoverability of the carrying amount of our intangible assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

Our failure to effectively manage growth could harm our business.
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
28  - Plantronics

part i

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

We have strong competitors and expect to face additional competition in the future. If we are unable to compete effectively, our results of operations may be adversely affected.
Certain of our markets are intensely competitive. They are characterized by a trend of declining average selling prices, continual performance enhancements and new features, as well as rapid adoption of technological and product advancements by competitors in our retail market. Also, aggressive industry pricing practices have resulted in downward pressure on margins from both our primary competitors as well as from less established brands.
Competitors in audio devices vary by product line. In the PC speaker business, competitors include Logitech and Creative Labs. In the PC and office and contact center markets, a significant competitor is Senheiser Communications. In the PC and console headset, telephony and microphone business, our primary competitor is Logitech. In the Audio Entertainment speaker business, competitors include Harmon Kardon, Bose, Logitech, Cyber Acoustics and Creative Labs. Since our entry into the mobile phone headset business, we have been competing against mobile phone and accessory companies such as Jabra, Motorola, Nokia, and Sony-Ericsson, some of whom have substantially greater resources than we have, and each of whom has established market positions in this business. Currently, our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. We are currently experiencing more price competition from GN Netcom in the B2B markets than in the past. Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments. Motorola also benefits from the ability to bundle other offerings with their headsets. We are also experiencing additional competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.
Our product markets are intensely competitive and market leadership changes frequently as a result of new products, designs and pricing. We also expect to face additional competition from companies, principally located in the Far East, which offer very low cost headset products, including products that are modeled on, or are direct copies of our products. These new competitors are likely to offer very low cost products, which may result in pricing pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.
Further, we expect to continue to experience increased competitive pressures in our retail business, particularly in the terms and conditions that our competitors offer to our customers, which may be more
AR 2006 -  29

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
If we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features, and design, as well as continue to build and strengthen our brand recognition, our business could be harmed. If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, and our revenues and earnings could decline.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental regulations.
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
We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. We believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations. We have included reserves for environmental remediation in our financial statements related to one of our discontinued businesses as well as for ground and soil contamination at our corporate headquarters in Santa Cruz, California, based upon management’s assessment of exposure and the advice of outside environmental consultants. We believe that these reserves will be sufficient to remediate the effects of the contamination found in accordance with the requirements of federal, state and local authorities who have jurisdiction over these sites. While no claims have been asserted against us in connection with these matters, there can be no assurance that such claims will not be asserted in the future or that any resulting liability will not exceed the amount of the adjusted reserve. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create environmental liability with respect to our other facilities, operations, or products. To the extent that we incur claims for environmental matters exceeding reserves or insurance for environmental liability, our operating results could be negatively impacted.

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
30  - Plantronics

part i
Compliance with regulatory restrictions may impact the technical quality and capabilities of our products reducing their marketability.

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.
The market price for our common stock may continue to be affected by a number of factors, including:

•	Uncertain economic conditions and the decline in investor confidence in the market place;

•	Changes in our published forecasts of future results of operations;

•	Quarterly variations in our or our competitors’ results of operations and changes in market share;

•	The announcement of new products or product enhancements by us or our competitors;

•	The loss of services of one or more of our executive officers or other key employees;

•	Changes in earnings estimates or recommendations by securities analysts;

•	Developments in our industry;

•	Sales of substantial numbers of shares of our common stock in the public market;

•	Integration of the Altec Lansing business or market reaction to future acquisitions;

•	General market conditions; and

•	Other factors unrelated to our operating performance or the operating performance of our competitors.
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

Changes in stock option accounting rules will adversely impact our operating results and may adversely impact our stock price and our ability to compete for employees.
We have previously measured compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the Financial Accounting Standards Board
AR 2006 -  31

(“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. On March 29, 2005, the SEC issued SAB 107, which provides the SEC Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies.
We have completed an assessment of the impact of the adoption of SFAS 123R and SAB 107 and have determined the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, and the transition method to use upon adoption. The Board of Directors approved our conclusions during the fourth quarter of fiscal 2006 and we will implement the policy change in fiscal 2007. We expect the impact of the adoption of SFAS 123R to have a material adverse effect on our results of operations.

We have significant foreign operations, and there are inherent risks in operating abroad.
During our fourth quarter of fiscal year 2006, approximately 32% of our net revenues was derived from customers outside the United States. In addition, we conduct the majority of our Audio Communications Group headset assembly operations in our manufacturing facility located in Tijuana, Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We have just completed construction of a factory and design center in Suzhou, China and are also purchasing a growing number of turnkey products directly from Asia. If we are unable to effectively transition outsourced production into our new Suzhou facility, we may be unable to meet demand for these products, and our margins on these products may decrease. There are risks in operating the Suzhou factory and expanding our competency in a rapidly evolving economy because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated or the like. Should any of these risks occur, we may be unable to maximize the output from the facility and our financial results may decrease from our anticipated levels. Further, the majority of our Audio Entertainment products are manufactured either in our Dongguan, China, manufacturing plant or manufactured by foreign vendors, primarily in China. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

•	cultural differences in the conduct of business;

•	fluctuations in foreign exchange rates, particularly with the re-valuation of the Chinese Yuan;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	impact of recessions in economies outside of the United States;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions in each country;

•	management and operation of an enterprise spread over various countries; and

•	the burden and administrative costs of complying with a wide variety of foreign laws.
32  - Plantronics

part i

War, terrorism, public health issues or other business interruptions could disrupt supply, delivery or demand of products, which could negatively affect our operations and performance.
War, terrorism, public health issues or other business interruptions whether in the United States or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, our company, and the our suppliers or customers. Our major business operations are subject to interruption by earthquake, flood or other natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, public health issues, and other events beyond its control. Our corporate headquarters, information technology, certain research and development activities, and other critical business operations, are located near major seismic faults. While the we are partially insured for earthquake-related losses, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.
Although it is impossible to predict the occurrences or consequences or any events, such as described above, such events could significantly disrupt our operations. In addition, should major public health issues, including pandemics, arise, we could be negatively impacted by the need for more stringent employee travel restrictions, limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers. Our operating results and financial condition could be adversely affected by these events.

We have intellectual property rights that could be infringed by others and we are potentially at risk of infringement of the intellectual property rights of others.
Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 137 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking intellectual property protection can be lengthy and expensive. Intellectual property may not be issued in response to our applications, and intellectual property that is issued may be invalidated, circumvented or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management’s attention could be substantial. In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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
AR 2006 -  33

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

The adoption of voice-activated software may cause profits from our contact center products to decline.
We are seeing a proliferation of speech-activated and voice interactive software in the market place. We have been re-assessing long-term growth prospects for the contact center market given the growth rate and the advancement of these new voice recognition-based technologies. Businesses that first embraced these technologies to resolve labor shortages at the peak of the last economic up cycle are now increasing spending on these technologies in order to reduce costs. We may experience a decline in our sales to the contact center market if businesses increase their adoption of speech-activated and voice interactive software as an alternative to customer service agents. Such adoption could cause a net reduction in contact center agents, and our revenues in this market could decline.
A significant portion of our profits comes from the contact center market, and a decline in demand in that market could materially adversely affect our results. While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could be flat or decline. Deterioration in general economic conditions could result in a reduction in the establishment of new
34  - Plantronics

part i
contact centers and in capital investments to expand or upgrade existing centers, which could negatively affect our business. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products used by contact center agents than would a company serving a broader market. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.
On August 18, 2005, we acquired Altec Lansing Technologies, Inc. Our management is required to complete an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for this recently acquired business in the fiscal year following the acquisition. We intend to disclose all material changes resulting from the acquisition of Altec Lansing within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include this business or are reasonably likely to materially affect, our internal control over financial reporting. Because we have not completed our review of the controls of Altec Lansing, we may have risk associated with controls at this business.
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
AR 2006 -  35

party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition.
Item 1B. Unresolved Staff Comments
None.
36  - Plantronics

part i
Item 2. Properties
Our principal executive offices are located in Santa Cruz, California. Our facilities are located throughout the Americas, Europe, and Asia/ Pacific. The table below lists the major facilities owned or leased as of April 1, 2006.

Location	Square Footage	Lease/Own	Primary Use

Audio Communications Group

Chattanooga, Tennessee	16,650	Lease	Light Assembly, Sales and Marketing, Engineering, Administration

Hoofddorp, Netherlands	14,788	Lease	Administrative

Santa Cruz, California	79,253	Own	Light Assembly, Sales and Marketing, Engineering, Administration

Santa Cruz, California	44,183	Own	Light Assembly, Sales, Engineering, Administration

Santa Cruz, California	38,892	Own	Light Assembly, Sales, Engineering, Administration

Santa Cruz, California	18,250	Lease	Light Assembly, Sales, Engineering, Administration

Berkeley, California	4,080	Lease	Engineering

Suzhou, P.R.China	145,732	Own	Assembly

Suzhou, P.R.China	64,051	Own	Engineering, Administration and Design Center

Tijuana, Mexico	95,980	Lease	Engineering, Assembly, Administration

Tijuana, Mexico	61,785	Lease	Engineering, Assembly

Tijuana, Mexico	56,065	Lease	Engineering, Assembly, Administration

Tijuana, Mexico	192,192	Lease	Logistic and Distribution Center

Tijuana, Mexico	53,732	Lease	Engineering, Assembly, Design Center

Wootton Basset, UK	21,824	Own	Light Assembly, Sales, Engineering, Administration

Wootton Basset, UK	15,970	Own	Light Assembly, Sales, Engineering, Administration

Wootton Basset, UK	5,445	Lease	Sales and Marketing

AR 2006 -  37

Location	Square Footage	Lease/Own	Primary Use

Audio Entertainment Group

Milford, Pennsylvania	187,000	Own	Sales and Marketing, Engineering, Administration, Distribution

Tai Po, Hong Kong	111,670	Lease	Distribution

Kowloon, Hong Kong	5,523	Lease	Engineering, Administration

Dongguan, P.R. China	180,000	Lease	Engineering, Assembly, Administration

We believe that our existing properties are suitable and generally adequate for our current business; however, future growth may require that we obtain space in the Santa Cruz area.
Item 3. Legal Proceedings
We are presently engaged in various legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results, financial condition or cash flows. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
None.
38  - Plantronics

part ii
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
Price Range of Common stock
Our common stock is publicly traded on the New York Stock Exchange. The following table sets forth the low and high sales prices as reported by an independent source, under the symbol PLT, for each period indicated.

	Low	High

Fiscal 2005
First Quarter	$31.25	$42.84
Second Quarter	34.78	45.06
Third Quarter	39.87	47.93
Fourth Quarter	34.75	42.20
Fiscal 2006
First Quarter	$30.93	$39.61
Second Quarter	28.35	39.80
Third Quarter	26.40	30.61
Fourth Quarter	28.13	37.00
Cash Dividends
In the second quarter of fiscal 2005, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share resulting in a total of $7.3 million of dividend payments. In fiscal 2006, we continued the quarterly cash dividend of $0.05 per share and paid a total of $9.5 million in dividends.
We have a credit agreement with a major bank containing covenants which limit our ability to pay cash dividends on shares of our common stock except under certain conditions. We believe that we will continue in the near future to meet the conditions that make the payment of cash dividends permissible pursuant to the credit agreement. The following table presents the quarterly dividend payments during 2006.

(in thousands)	Dividends

Fiscal 2006
First Quarter	$2,367
Second Quarter	2,364
Third Quarter	2,358
Fourth Quarter	2,366

$9,455

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.
AR 2006 -  39

Share Repurchase Programs
The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of fiscal 2006.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs

January 1, 2006 to January 28, 2006	26,500	$28.82	26,500	175,000
January 29, 2006 to March 4, 2006	—	$—	—	175,000
March 5, 2006 to April 1, 2006	—	$—	—	175,000
At March 31, 2005, we had 372,500 shares that were yet to be purchased under previous repurchase programs. During the year ended March 31, 2006, the Board of Directors authorized the repurchase of 2,000,000 shares of common stock under our 16th and 17th repurchase programs, under which the Company may purchase shares in the open market from time to time. We repurchased 2,197,500 shares of our common stock in the open market at a total cost of $70.4 million and an average price of $32.03 per share during fiscal 2006. As of March 31, 2006, there were 175,000 remaining shares authorized for repurchase.
The following table presents shares of our common stock repurchased in the open market during the past five fiscal years. ($ amounts in thousands, except per share data)

Fiscal	Total Number of	Total Amount of	Average Price
Year Ended	Shares Purchased	Shares Purchased	Paid per Share

2002	3,581,421	$72,082	$20.13
2003	2,874,800	$44,826	$15.59
2004	122,800	$1,833	$14.96
2005	770,100	$28,466	$36.96
2006	2,197,500	$70,395	$32.03
See Note 13 of our Notes to Consolidated Financial Statements for more information regarding our stock repurchase programs.
As of April 29, 2006, there were approximately 90 holders of record of our common stock.
40  - Plantronics

part ii
Item 6. Selected Financial Data
SELECTED FINANCIAL DATA
The following selected financial information has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

Fiscal Year Ended March 31,
(in thousands, except income per share)	2002	2003	2004	2005	2006

STATEMENT OF OPERATIONS DATA:
Net revenues	$311,181	$337,508	$416,965	$559,995	$750,394
Net income	$36,248	$41,476	$62,279	$97,520	$81,150
Basic net income per common share	$0.77	$0.92	$1.39	$2.02	$1.72
Diluted net income per common share	$0.74	$0.89	$1.31	$1.92	$1.66
Cash dividends declared per common share	$—	$—	$—	$0.15	$0.20
Shares used in diluted per share calculations	49,238	46,584	47,492	50,821	48,788

	2002	2003	2004	2005	2006

BALANCE SHEET DATA:
Cash, cash equivalents, and marketable securities	$60,310	$59,725	$180,616	$242,814	$68,703
Total assets	$201,058	$205,209	$368,252	$487,929	$612,249
Long-term liabilities	$—	$—	$—	$2,930	$1,453
Total stockholders’ equity	$141,993	$146,930	$299,303	$405,719	$435,621

Quarter Ended	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
(in thousands, except income per share)	2004	2004	2004	2005

QUARTERLY DATA (UNAUDITED):
Net revenues	$131,370	$130,220	$150,583	$147,822
Gross profit	$69,667	$69,501	$75,433	$73,857
Net income	$22,347	$24,675	$24,442	$26,056
Basic net income per common share	$0.47	$0.51	$0.50	$0.53
Diluted net income per common share	$0.44	$0.49	$0.48	$0.51
Cash dividends declared per common share	$—	$0.05	$0.05	$0.05
AR 2006 -  41

Quarter Ended	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
(in thousands, except income per share)	2005	2005	2005	2006

QUARTERLY DATA (UNAUDITED):
Net revenues	$148,909	$172,225	$222,512	$206,748
Gross profit	$73,149	$74,002	$94,026	$85,077
Net income	$21,698	$13,707	$25,041	$20,704
Basic net income per common share	$0.46	$0.29	$0.53	$0.44
Diluted net income per common share	$0.44	$0.28	$0.52	$0.43
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05
On August 18, 2005, we completed the acquisition of 100% of the outstanding shares of Altec Lansing Technologies, Inc., a privately-held Pennsylvania corporation (“Altec Lansing”) for a cash purchase price including acquisition costs of approximately $165 million.
The results of operations of Altec Lansing have been included in our consolidated results of operations subsequent to the acquisition on August 18, 2005. See Note 4 of the Consolidated Financial Statements and related notes, included elsewhere, herein.
42  - Plantronics

part ii
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CERTAIN FORWARD-LOOKING INFORMATION
THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 (THE “SECURITIES ACT”) AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”). THESE STATEMENTS MAY GENERALLY BE IDENTIFIED BY THE USE OF SUCH WORDS AS “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “PLAN,” “WILL,” “SHALL,” AND SIMILAR EXPRESSIONS, OR THE NEGATIVE OF THESE TERMS. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: THE OFFICE, CONTACT CENTER, MOBILE, COMPUTER, RESIDENTIAL, ENTERTAINMENT AND OTHER SPECIALTY PRODUCT MARKETS NOT DEVELOPING AS WE EXPECT, AND A FAILURE TO RESPOND ADEQUATELY TO EITHER CHANGES IN TECHNOLOGY OR CUSTOMER PREFERENCES. FOR A DISCUSSION OF SUCH FACTORS, THIS ANNUAL REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THE “RISK FACTORS,” INCLUDED HEREIN. THE FOLLOWING DISCUSSIONS TITLED “ANNUAL RESULTS OF OPERATIONS” AND “FINANCIAL CONDITION” SHOULD BE READ IN CONJUNCTION WITH THOSE RISK FACTORS, THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE HEREIN.
OVERVIEW
We are a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand. We are also a leading manufacturer and marketer of high quality computer and home entertainment sound systems, portable audio products, and a line of headsets, headphones, and microphones for personal digital media under our Altec Lansing brand. In addition, we manufacture and market under our Clarity brand specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs. We also provide audio enhancement software and products to consumers, audio professionals and businesses under our Volume Logic brand.
We ship a broad range of communications products to 73 countries through a worldwide network of distributors, original equipment manufacturers (“OEM’s”), wireless carriers, retailers, and telephony service providers. We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread. Our distribution channels in other regions of the world are less mature, and while we primarily serve the headset contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in the additional international locations.
On April 4, 2005, we acquired 100% of the outstanding shares of Octiv, Inc., which was renamed Volume Logic, Inc. (“Volume Logic”) for approximately $8 million, and on August 18, 2005, we acquired 100% of the outstanding shares of Altec Lansing Technologies, Inc. (“Altec Lansing”) for approximately $165 million. As a result of the acquisition of Altec Lansing, we now have two reportable segments. We include our original Plantronics business as well as the Volume Logic business in the Audio Communications Group. Our Altec Lansing business and certain research, development, and engineering initiatives, which commenced at the beginning of the first quarter of 2006, are included in the Audio Entertainment Group.
AR 2006 -  43

Our consolidated financial results for fiscal 2006 includes approximately eight months of results for the Altec Lansing business, which represents the most significant impact to our consolidated statement of operations on a year-over-year basis.
Consolidated net revenues increased 34%, from $560.0 million in fiscal 2005 to $750.4 million in fiscal 2006. This growth was primarily attributable to revenues of $120.7 million from our recently acquired Audio Entertainment Group as well as new wireless products within the office and mobile product categories. Our gross margin as a percent of revenues and our operating income decreased from fiscal 2005, due to an unfavorable product mix, continuing price pressures, especially in our consumer business, non-cash charges resulting from purchase accounting, and higher expenses across all functions, including manufacturing and operating expenses. These factors have been partially offset by the increase in revenues from the Audio Entertainment Group. In addition, during fiscal 2006, we generated $78.3 million in operating cash flows.
The increase in our net revenues in the Audio Communications Group segment for fiscal 2006 was primarily driven by sales of our wireless office products and Bluetooth mobile products. In each of these markets, the trend towards wireless products contributed significantly to demand but was offset by flat sales of our corded headsets and lower net revenues from our gaming products. We have experienced substantial growth in our wireless and Bluetooth-enabled products compared to a year ago, despite launching our new suite of Bluetooth products towards the end of the second quarter of fiscal 2006. Wireless products continue to represent an opportunity for high growth, both for the office market and for mobile applications. The gross margin percentage for wireless products tends to be lower than for corded products. In the office market, the lower gross margins are due to higher costs for the components required to enable wireless communication. In the mobile market, particularly for consumer applications, margins are lower due to the higher cost of the solutions relative to corded products, the level of competition and pricing pressures, and the concentrated industry structure into which we sell. Our strategy for improving the profitability of mobile consumer products is to differentiate our products from our competitors and to provide compelling solutions under our brand with regard to features, design, ease of use, and performance.
The results of the Audio Entertainment Group segment were accretive to consolidated earnings for fiscal 2006 due to strong sales of our portable speakers under our inMotiontm brand. Our inMotiontm products include portable audio systems for MP3, CD, and other portable audio players, and the strong sales for these products result from the strong growth in the MP3 player market, led by Apple’s iPod success. We believe this market offers a significant growth opportunity for us during fiscal 2007; however, this market is becoming increasingly competitive, with new brands entering the portable speaker category.
Our fiscal 2006 results reflect our commitment to long-term growth, and the significant progress on our key initiatives we launched in fiscal 2006 to capitalize on the growth opportunities in the office, contact center, mobile and entertainment markets, and to meet the challenges associated with competitive pricing, market share, and consumer acceptance. Some of our key initiatives and results are as follows:

•	Bringing advanced technologies to market. There is an emerging trend in which the communications and entertainment spaces are converging in the wireless market. We expect this trend to result in a demand for technologies that are simple and intuitive, utilize voice technology, control noise, and rely on miniaturization and power management. We intend to expand our own core technology group and partner with other innovative companies to develop new technologies. Our newly acquired Volume Logic business provides us with broader technology expertise, expanding beyond voice communications DSP into audio DSP. Our Altec Lansing business manufactures and markets high quality computer and home entertainment sound systems and a line of headsets, headphones and microphones for personal digital media. We believe that bringing our product concepts to market will be more effective if we have an audio
44  - Plantronics

part ii

brand to stand alongside our voice communications brand, and that as a supplier to key channel partners, we will become a more important supplier if we can satisfy a broader set of audio needs. We expect that the costs related to the expansion of our own core technology group, including Volume Logic, will increase our research, development and engineering expenses for the next fiscal year.

•	Integration of Altec Lansing. The Altec Lansing business is complex, with significant overseas operations. We have evaluated various options in our integration plan to preserve the strengths of the Altec Lansing business model and its success in the retail markets while incorporating efficiencies and synergies into our combined company, and we are in the process of implementing these plans. The integration effort represents a significant cost to the combined company both in terms of time commitment for the selling, general and administrative associates and anticipated future costs for the Audio Entertainment Group for systems integration, infrastructure alignment, as well as costs associated with being part of a publicly-traded company.

•	Development and launch of new products. During fiscal 2006, the Audio Communications Group launched and shipped several new models in our new suite of Bluetooth products. These products have had strong market acceptance, and we expect to see further growth from these new products in the next fiscal year. Going forward, we plan to continue to develop and enhance functionality on these platforms. We expect that the costs related to the development of new Bluetooth products and models will continue to increase our research, development and engineering expenses for the next fiscal year. In addition to our new suite of Bluetooth products, we introduced new products for the office and entertainment markets in late fiscal 2006, which include products from the newly acquired Audio Entertainment Group, such as the iM9 portable iPod speakers and the XM3120 speakers for XM-satellite-based radio receivers.

•	Greater focus on branding and marketing. We believe that consumer marketing is highly relevant for both our segments and leads to the adoption of our headsets and consumer awareness of our products. Therefore, we have been increasing our marketing capability. By expanding our marketing headcount in the Audio Communications Group, including hiring key personnel and highlighting key products in an advertising program, we believe we have strengthened our brand position for the consumer markets and helped category adoption. On July 20, 2005, we launched a US-focused integrated marketing campaign highlighting Plantronics’ historic role in the moon landing. We spent approximately $11 million—a significant increase from prior years—on our marketing campaign, which included television and print ads, new packaging, a new tagline of “Sound Innovationtm,” a new corporate logo, and a promotion in which consumers have an opportunity to win a trip to space. We received positive responses from our survey measuring brand awareness and brand preference before and after the campaign within our target market of mobile professionals and, as a result, we have decided increase our marketing campaign in the next year.

In Europe, we launched a smaller scale wireless office campaign during fiscal 2006, which we believe contributed significantly to the growth of our European net revenues, particularly in our Bluetooth mobile and wireless office products.

•	Building consumer product manufacture infrastructure. The consumer products market is characterized by cost competitiveness resulting in a predominantly China-based manufacturing infrastructure. Our Audio Entertainment Group products are either manufactured by our plant in Dongguan, China or purchased from predominantly China-based vendors. In order to gain more flexibility in our supply chain, to better manage inventories and reduce long term costs for our Audio Communications Group products, we completed the construction of a manufacturing facility and design center in Suzhou, China in February of 2006 and began commercial operations in the fourth quarter of fiscal 2006. In fiscal 2006, we spent a total of $12.2 million
AR 2006 -  45

on the construction of the facility in Suzhou, China and had a project-to-date spending of approximately $23 million, of which $17.6 million was for the total construction costs of the building.

•	Development of a leading industrial design team and facilities. We recently expanded our design team and are now adding a new design center at our corporate headquarters in Santa Cruz. Our strengthened industrial design team is focused on enhancing the look of our Audio Communications Group products, which we believe is a key factor in the customer’s decision to buy. We expect that the costs of the larger design team will increase our research, development and engineering expenses in the next fiscal year.
Throughout fiscal 2006, we have remained focused on our overall long-term strategy for the Audio Communications Group, which is to increase headset adoption in the enterprise markets through the creation of new products that are appealing in functionality and design and combining these products with marketing programs to increase awareness and interest. Through the acquisition of Altec Lansing and the establishment of the Audio Entertainment Group, we moved closer to obtaining our long-term goal of positioning ourselves to produce products that will meet the consumer needs in an increasing convergence trend of communications and entertainment. The potential for future growth will depend on our efforts to expand customer awareness and our ability to successfully launch new products.
Looking forward into fiscal 2007, we are focused on the following key corporate goals to maximize corporate profits:

•	Increase the adoption of our products in the office markets. Growing the office markets, through the introduction of compelling, easy to use, wireless products and demand generation campaigns will continue to be our top priority.

•	Reduce manufacturing costs, particularly for our Bluetooth products. We have opportunities to decrease manufacturing costs by improving supply chain flexibility, taking advantage of the low manufacturing costs in China, improving the efficiency of transforming raw materials into finished goods, decreasing our logistics costs, improving our design process for product manufacturability, and enhancing tools that support and enable decisions and execution in these areas. Achieving competitive advantage by reducing our cost structure, particularly in the Bluetooth market, is a critical objective for fiscal 2007 and beyond.

•	Improve efficiency in marketing and new product development. We plan to continue our brand awareness and demand generation programs, targeting the wireless office market in order to maximize revenues and to build on the awareness raised from our fiscal 2006 marketing campaigns. The costs for the office wireless demand generation program, which are expected to be approximately $19 million, will be reflected in the selling, general and administrative line of our statement of operations.
We believe that our fiscal 2007 sales for the wireless office, our Bluetooth products for Bluetooth-enabled devices such as mobile phones and other PDA’s, gaming and VOIP computer headsets, and our entertainment products, especially the portable category, will continue to experience strong growth rates. These growth opportunities, however, will be partially offset by an expected decline in our corded mobile business and flat year-over-year results in our corded office and contact center products.
We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements.
46  - Plantronics

part ii
ANNUAL RESULTS OF OPERATIONS
The following tables set forth, for the periods indicated, the consolidated statements of operations data and data by segment. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

	Fiscal Year Ended March 31,

($ in thousands)	2004		2005		2006

Net revenues	$416,965	100.0%	$559,995	100.0%	$750,394	100.0%
Cost of revenues	200,995	48.2%	271,537	48.5%	424,140	56.5%

Gross profit	215,970	51.8%	288,458	51.5%	326,254	43.5%

Operating expense:
Research, development and engineering	35,460	8.5%	45,216	8.1%	62,798	8.4%
Selling, general and administrative	95,756	23.0%	116,621	20.8%	153,094	20.4%

Total operating expenses	131,216	31.5%	161,837	28.9%	215,892	28.8%

Operating income	84,754	20.3%	126,621	22.6%	110,362	14.7%
Interest and other income (expense), net	1,745	0.4%	3,739	0.7%	2,192	0.3%

Income before income taxes	86,499	20.7%	130,360	23.3%	112,554	15.0%
Income tax expense	24,220	5.8%	32,840	5.9%	31,404	4.2%

Net income	$62,279	14.9%	$97,520	17.4%	$81,150	10.8%

Audio Communications Group

	Fiscal Year Ended March 31,

($ in thousands)	2004		2005		2006

Net revenues	$416,965	100.0%	$559,995	100.0%	$629,725	100.0%
Cost of revenues	200,995	48.2%	271,537	48.5%	340,437	54.1%

Gross profit	215,970	51.8%	288,458	51.5%	289,288	45.9%

Operating expense:
Research, development and engineering	35,460	8.5%	45,216	8.1%	56,570	8.9%
Selling, general and administrative	95,756	23.0%	116,621	20.8%	132,867	21.1%

Total operating expenses	131,216	31.5%	161,837	28.9%	189,437	30.0%

Operating income	$84,754	20.3%	$126,621	22.6%	$99,851	15.9%

AR 2006 -  47

Audio Entertainment Group

	Fiscal Year Ended March 31,

($ in thousands)	2006

Net revenues	$120,669	100.0%
Cost of revenues	83,703	69.4%

Gross profit	36,966	30.6%

Operating expense:
Research, development and engineering	6,228	5.2%
Selling, general and administrative	20,227	16.7%

Total operating expenses	26,455	21.9%

Operating income	$10,511	8.7%

Net Revenues
Fiscal years 2006 and 2005 contained 52 weeks and fiscal year 2004 contained 53 weeks. This additional week in fiscal 2004 contributed to $8.7 million in net revenues based on a linear calculation.
Audio Communications Group

	Fiscal Year Ended				Fiscal Year Ended

	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2004	2005	(Decrease)		2005	2006	(Decrease)

Audio Communications Group
Net revenues from customers:
Office and Contact Center	$273,888	$366,335	$92,447	33.8%	$366,335	$446,524	$80,189	21.9%
Mobile	92,330	125,262	32,932	35.7%	125,262	119,333	(5,929)	(4.7)%
Gaming and Computer Audio	23,701	39,804	16,103	67.9%	39,804	35,656	(4,148)	(10.4)%
Other Specialty Products	27,046	28,594	1,548	5.7%	28,594	28,212	(382)	(1.3)%

Total segment net revenues	$416,965	$559,995	$143,030	34.3%	$559,995	$629,725	$69,730	12.5%

The Audio Communications Group designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for select markets. We make products for use with office and contact center phones, for use with mobile and cordless phones, and for use with computers and gaming consoles.
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
48  - Plantronics

part ii
For the year as a whole, our ACG segment net revenues grew 12.5% to $629.7 million on the strength of our wireless headset offerings both for the office and for Bluetooth mobile applications.
Office and Contact Center
In comparison to fiscal 2005, our fiscal 2006 Office and Contact Center net revenues growth was primarily due to increased sales of our office wireless headsets, particularly our CS50, a wireless headset for 900MHz-based office phones; the CS60, a wireless headset for DECT-based office phones; our Plantronics Voyager 510S, a wireless headset using Bluetooth technology for use with office phones; and other voice-enabled Bluetooth devices. Net revenues for the office wireless headsets increased 108% in fiscal 2006 compared to the prior year, again reflecting the trend toward wireless products. We have focused a significant part of our marketing efforts and our national advertising campaign on promoting office wireless products, and we believe that the office market represents a significant opportunity. Revenue growth in this category will be closely linked to an increase in adoption of wireless office products in this category. We anticipate that there will be more competition within the office cordless market, and that pricing may adversely impact revenues.
Sales of professional grade corded headsets for office and contact center applications were relatively flat, year over year. The office and call center corded market is a mature market. Sales of corded products for the office have declined, but this decrease was offset by increased sales in the contact center market. While we have been anticipating the trend toward wireless products, the rate at which customers are adopting wireless headsets has accelerated in the latter part of fiscal 2006. We anticipate that near-term growth in this market will primarily be derived from the contact center market as well as from growth in the Asia Pacific and Latin America office markets.
Mobile
In comparison to fiscal 2005, our fiscal 2006 Mobile net revenues decreased primarily due to a decline of approximately 46% in sales of corded products, again reflecting the trend toward wireless products. Net revenues from our Bluetooth products grew 73.5% as a result of increased availability, increased adoption of Bluetooth products in the market, and the introduction of our new suite of Bluetooth headsets — Explorer 320, Discovery 640, Plantronics Voyager 510s, Plantronics Voyager 510, and the Pulsar headset family, which were introduced at the end of our second quarter of fiscal 2006. The increase in our Bluetooth headset revenues was insufficient to cover the decrease in corded net revenues.
The primary reasons for the lower mobile net revenues for fiscal 2006 compared to fiscal 2005 are as follows:

•	Throughout fiscal 2006, we had significantly lower shipments to some of our key wireless OEM carrier partners, particularly for the corded mobile products;

•	In fiscal 2005, a major customer purchased our corded mobile headsets to include in “promotional bundles” with sales of cell phones in the first quarter of 2005. While we continued to participate in such bundles with this customer in fiscal 2006, the number of such bundles was lower than it was a year ago; and

•	The growing trend toward wireless headsets has shifted revenues from corded headsets. We experienced delays in introducing our new suite of Bluetooth products in the second quarter, and as a result, we missed growth opportunities.
The Bluetooth market is characterized by significant growth and represents our best opportunity for unit volume increases; however, this market is characterized by intense price competition. Therefore, net revenues for Bluetooth products are not expected to grow at the same rate as unit volumes.
AR 2006 -  49

Gaming and Computer Audio
In comparison to fiscal 2005, our fiscal 2006 Gaming and Computer Audio net revenues decreased predominantly due to a decline in revenues of our Halo 2 Edition of the GameCom headset for the Xbox, as consumer interest in the Halo 2 headset peaked during the holiday and post-holiday sales in the third and fourth quarters of fiscal 2005. This decline in gaming headsets was offset by growth in PC headsets, driven by the increasing use of VoIP by consumers. We launched a number of new products, including a new .Audio family, toward the end of fiscal 2006.
Other Specialty Products
In comparison to fiscal 2005, our fiscal 2006 Specialty product net revenues, which consist primarily of our Clarity products marketed for hearing impaired individuals, decreased slightly. We anticipate that net revenues for this category will slightly increase in fiscal 2007.
Domestic and International
In comparison to fiscal 2005, we experienced growth in fiscal 2006 for all of our major international regions, both in the Asia Pacific Latin America region (“APLA”) which increased 26.4%, and in our Europe, Middle East, and Africa (“EMEA”) region, which increased 19.7%. This growth, particularly in the wireless office and Bluetooth mobile headsets, was broad based across all of our major product groups, except for our mobile products in the EMEA regions.
Audio Entertainment Group

	Fiscal Year Ended

	March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)

Audio Entertainment Group
Net revenues from customers:
Total segment net revenues	$—	$120,669	$120,669

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
In fiscal 2006, net revenues represent results since the acquisition of Altec Lansing on August 18, 2005, and thus reflect only a seven and a half month period of revenues rather than a year of revenues. Portable Audio and Powered Audio accounted for approximately 58% and 34% of Audio Entertainment Group net revenues. Personal Audio, and Interactive Audio make up the remainder. Because the Altec Lansing products are primarily consumer goods sold in the retail channel, the holiday sales in the December quarter account for a seasonal spike in net revenues, which is not continued into the next quarters when sales return to a more normalized and lower level. This seasonality has a major impact on quarterly results. The strength of the MP3 market contributed heavily to sales of Altec Lansing speaker products in the Portable products category, which attach to MP3 players. The strong growth of the MP3 market
50  - Plantronics

part ii
represents a significant opportunity for unit volume increases; however, this market is highly competitive and fast changing.
In fiscal 2006, we introduced an entry level portable speaker for use with the iPod, the iM11, and a powered USB. two-piece speaker system, the XT2.
Domestic and International
Domestic revenues for fiscal 2006 were approximately 70% of total net revenues. The international revenues of the Audio Entertainment Group are primarily derived from the European markets.
Revenues may vary due to seasonality, timing of the introduction of new products, discounts and other incentives, and channel mix. Other trends which will also impact our Audio Entertainment Group revenues include growth of the MP3 player market, and our ability to successfully attach to new generations of MP3 players and to develop products which keep up with the rapidly-developing portable and personal audio markets.
Consolidated

	Fiscal Year Ended				Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase		March 31,	March 31,	Increase
	2004	2005	(Decrease)		2005	2006	(Decrease)

Consolidated By Geographic Region
United States	$277,217	$375,530	$98,313	35.5%	$375,530	$483,513	$107,983	28.8%
Europe, Middle East and Africa	102,926	135,030	32,104	31.2%	135,030	178,315	43,285	32.1%
Asia Pacific and Latin America	23,188	33,152	9,964	43.0%	33,152	61,880	28,728	86.7%
Canada and Other International	13,634	16,283	2,649	19.4%	16,283	26,686	10,403	63.9%

Total International	139,748	184,465	44,717	32.0%	184,465	266,881	82,416	44.7%

Total consolidated net revenues	$416,965	$559,995	$143,030	34.3%	$559,995	$750,394	$190,399	34.0%

In comparison to fiscal 2005, the increase in the consolidated net revenues in fiscal 2006 is primarily attributable to the additional net revenues of $120.7 million resulting from the acquisition of Altec Lansing and growth in the Office and Contact Center products, especially in our wireless products. This increase has been partially offset by a decrease in our mobile headset net revenues, driven primarily by lower corded revenues and lower net revenues from our gaming products. The wireless market, coupled with a trend toward the convergence of communications and entertainment, continues to grow, with net revenues up 75.3% compared to a year ago. In addition, our total net revenues from wireless products for fiscal 2006 account for approximately 40% of our total Audio Communications Group net revenues compared to 26% in fiscal 2005.
Consolidated net revenues from domestic sales for fiscal 2006, as a percentage of total net revenues, decreased from approximately 67% to 64%, compared to a year ago. Net revenues from international sales for fiscal 2006, as a percentage of total net revenue, increased from 33% to 36%, respectively, compared to a year ago.
In comparison to fiscal 2004, the increase in net sales for fiscal 2005 was geographically broad based and across all major product lines and sales channels. The increase was driven primarily by continued sales of
AR 2006 -  51

our new product lines. Both domestic and international revenues were up, resulting, in part, from increased demand for headsets for mobile phones and wireless headsets for the office, as well as from the favorable effects of foreign exchange rates on international revenues. The increase in our office and contact center net revenues was linked to the continued success of our CS50, CS60 and the SupraPlus® headsets. The increase in net revenues of our gaming and computer products was primarily attributable to shipments of our Halo 2 headset for the Xbox® and revenues from headsets for VoIP applications. Mobile product net revenues saw strong growth with the MX150 and Bluetooth related products. The increases were primarily attributable to two factors: one, in the U.S. wireless carrier market, we participated in promotional bundles which were offered by wireless carriers; and two, increased demand for Bluetooth enabled headsets, particularly in Europe where this technology has greater market acceptance than in the U.S. market. Net revenues from our specialty products, which are principally our Clarity products marketed for hearing impaired individuals, grew primarily from sales of new product models, wireless products and increased distribution through our retail channels.
International revenues for fiscal 2005 were favorably affected by the continued strengthening of the European exchange rates against the U.S. dollar, sales of our CS60 product, and sales related to VoIP applications and Bluetooth.
Gross Profit
Audio Communications Group

	Fiscal Year Ended					Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase			March 31,	March 31,	Increase
	2004	2005	(Decrease)			2005	2006	(Decrease)

Audio Communications Group
Net revenues	$416,965	$559,995	$143,030		34.3%	$559,995	$629,725	$69,730		12.5%
Cost of revenues	200,995	271,537	70,542		35.1%	271,537	340,437	68,900		25.4%

Segment Gross profit	$215,970	$288,458	$72,488		33.6%	$288,458	$289,288	$830		0.3%

Segment Gross profit %	51.8%	51.5%	(0.3	) ppt.		51.5%	45.9%	(5.6	) ppt.
In comparison to fiscal 2005, gross profit as a percent of revenues decreased 5.6 percentage points in fiscal 2006. This decrease was primarily due to higher manufacturing costs due to the following:

•	an increase in capacity in our production facilities in Suzhou, China and Tijuana, Mexico in preparation for anticipated future demand. During fiscal 2006, we constructed a new manufacturing and design center in Suzhou. Full utilization of our new facility in China is expected to be achieved late in fiscal 2007. While net revenues are up year over year, production volume in the facility in Mexico is down, as a result of the changing mix of products from lower cost corded products to higher cost wireless products;

•	on new products, the yield has been below and unit costs have been above our targeted levels, and we incurred higher scrap costs due to new product launches, further contributing to the decline in gross profit;

•	requirements for excess and obsolete inventory increased due to unanticipated shifts in demand, and the cost of our warranty obligations was higher due in part to higher revenues and in part, to an increase in consumer products which have a higher rate of return under warranty;

•	a product mix shift toward consumer products coupled with continued pricing pressure, especially on consumer Bluetooth headsets, which resulted in less favorable margins; and
52  - Plantronics

part ii

•	higher freight and duty costs resulting from a higher proportion of more expensive air shipments than cheaper ocean shipments.
We expect gross profit pressures from the factors mentioned above as well as from competitive pricing to continue for the near future. We are focused on actions to improve our gross profit through supply chain management, improvements in product launches, increasing the utilization of manufacturing capacity, particularly in our new facility in China, and improving the effectiveness of our marketing programs. Product mix has a significant impact on gross profit, as there can be significant variances between our higher and our lower margin products. Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.
Audio Entertainment Group

	Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase
	2005	2006	(Decrease)

Audio Entertainment Group
Net revenues	$—	$120,669	$120,669
Cost of revenues	—	83,703	83,703

Segment Gross profit	$—	$36,966	$36,966

Segment Gross profit %		30.6%	30.6 ppt.
In fiscal 2006, gross profit represents results since the acquisition of Altec Lansing on August 18, 2005. Gross profit for the period has been negatively impacted by the following key factors:

•	a 5.6 percentage point impact due to purchase accounting. We recorded $4.6 million relating to the manufacturing profit capitalized to inventories, all of which was fully amortized by the end of the third quarter of fiscal 2006. We also had $2.1 million in amortization expense relating to technology assets acquired in the Altec Lansing acquisition. The amortization expense associated with the technology assets is expected to continue to reduce gross profit for the next six to eight years;

•	a provision for excess and obsolete materials due to an unanticipated shift in demand; and

•	royalties payable to third parties. Certain products require royalties to be paid to third parties, and the mix of products for which royalties are required to be paid can negatively impact gross profit.
Gross profit may vary depending on the product mix, competitive pricing pressures, amount of excess and obsolete inventory charges, return rates, the amount of product sold in which royalties are required to be paid and the rate at which royalties are calculated, and other factors. A further shift towards the newer, but lower margin, portable products may cause downward pressure on our gross profit.
AR 2006 -  53

Consolidated

	Fiscal Year Ended					Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase			March 31,	March 31,	Increase
	2004	2005	(Decrease)			2005	2006	(Decrease)

Consolidated
Net revenues	$416,965	$559,995	$143,030		34.3%	$559,995	$750,394	$190,399		34.0%
Cost of revenues	200,995	271,537	70,542		35.1%	271,537	424,140	152,603		56.2%

Consolidated Gross profit	$215,970	$288,458	$72,488		33.6%	$288,458	$326,254	$37,796		13.1%

Consolidated Gross profit %	51.8%	51.5%	(0.3	) ppt.		51.5%	43.5%	(8.0	) ppt.

In comparison to fiscal 2006, the increase in the consolidated gross profit in fiscal 2006 is primarily attributable to incremental gross margin of $36.9 million from our acquisition of Altec Lansing and overall higher revenues. Despite the incremental gross profit from the Audio Entertainment Group, our gross profit as a percent of revenues decreased by approximately eight percentage points which is attributable to two main factors. One, manufacturing costs in the Audio Communications Group increased. Two, Altec Lansing’s gross profit as a percentage of revenues, including the impact of purchase accounting, is lower than the Plantronics’ core business gross profit as a percentage of revenues. Therefore, by combining the lower gross profit of the Audio Entertainment business with the higher gross profit of the Audio Communications business, the gross profit of the consolidated company is reduced.
Our manufacturing facility in Suzhou, China began production in the fourth quarter fiscal 2006. As a result, depreciation expense associated with the facility commenced in the fourth quarter, which has caused and will continue to cause, higher costs in the short run and will negatively affect our gross profits. Once our manufacturing facility in Suzhou, China is running at full utilization, we expect that this facility, assuming other factors remain constant, will reduce manufacturing costs and thus improve gross profit.
In comparison to fiscal 2004, our fiscal 2005 gross profit margins decreased slightly, which was primarily due to a product mix shift towards lower margin products, particularly our Bluetooth products within our mobile products, and a greater contribution of wireless products within our Office and Contact Center products. These were offset in part by continued component cost reductions, manufacturing efficiencies and favorable exchange rates net of hedging losses.
Gross profit margin may vary depending on the product mix, customer mix, channel mix, amount of excess and obsolete inventory charges, changes in our warranty repair costs or return rates, royalty payments, competitive pricing and discounts or customer incentives, and other factors.
Research, Development and Engineering
Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead expenses, including facilities, human resources, and IT costs.
54  - Plantronics

part ii
Audio Communications Group

		Fiscal Year Ended				Fiscal Year Ended

($ in thousands)		March 31,	March 31,	Increase		March 31,	March 31,	Increase
		2004	2005	(Decrease)		2005	2006	(Decrease)

Audio Communications Group
	Research, development and engineering	$35,460	$45,216	$9,756	27.5%	$45,216	$56,570	$11,354	25.1%
	% of total segment net revenues	8.5%	8.1%	(0.4) ppt.		8.1%	8.9%	0.8
Research, development and engineering expense of the Audio Communications Group reflects our commitment to developing new products for the markets we serve. Research, development and engineering expenses were higher in fiscal 2006 compared to fiscal 2005, primarily due to the following:

•	incremental spending in our ongoing design and development of wireless products, including a new suite of Bluetooth products, featuring a new chip set and a re-vamped style and design geared for the more fashion-conscious market. These new, third generation Bluetooth products include the Plantronics Discovery 640, Plantronics Explorer 320, Pulsar 590A and Plantronics Voyager 510S, which were launched late in the second quarter of fiscal 2006. We launched additional new products during the year, including the SupraPlus Wireless, a DECT wireless headset for the office market, released in the fourth quarter of fiscal 2006;

•	growth in our design centers in Mexico and China where we spent $3.7 million and $1.5 million, respectively, in fiscal 2006. The costs at these design centers are primarily associated with payroll and payroll-related costs due to higher headcount. Our strategy is to have project execution, build, and verification processes co-located with the teams that are responsible for the manufacturing in order to improve execution, efficiency, and cost effectiveness;

•	high expenses for project materials, relating to verification builds of these newly launched products;

•	additional expenses to develop new technology, including technology acquired through Volume Logic; and

•	increased legal fees to protect our intellectual property.
Audio Entertainment Group

		Fiscal Year Ended

		March 31,	March 31,	Increase
($ in thousands)		2005	2006	(Decrease)

Audio Entertainment Group
	Research, development and engineering	$—	$6,228	$6,228
	% of total segment net revenues		5.2%	5.2 ppt.
In fiscal 2006, research, development, and engineering expense includes costs incurred for development of future product lines and to maintain current technology. During fiscal 2006, we launched several new products in the Portable and Personal categories, and we continue to work on developing new product lines. Our recently introduced new products include the iM9 portable iPod speakers and the XM3120 speakers for XM-satellite based radio receivers.
AR 2006 -  55

Purchased In-Process Research and Development
We expensed $0.9 million for the write-off of in-process research and development technology (“IPRD”) acquired in the purchase of Altec Lansing. At the date of the acquisition, Altec Lansing’s in-process technology products were at a stage of development that required further research and development to reach technological feasibility. The fair value was calculated based on the present value of the future estimated cash flows applying a 15% discount rate, and adjusted for the estimated cost to complete and the risk of not achieving technological feasibility. Because the in-process technology, which had been valued at $0.9 million, was not yet complete, there was risk that the developments would not be completed; therefore, this amount was immediately expensed at acquisition to research, development and engineering expense. At March 31, 2006, the in-process technology products were approximately 90% complete and plan to be completed in fiscal 2007.
Consolidated

		Fiscal Year Ended				Fiscal Year Ended

		March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)		2004	2005	(Decrease)		2005	2006	(Decrease)

Consolidated
	Research, development and engineering	$35,460	$45,216	$9,756	27.5%	$45,216	$62,798	$17,582	38.9%
	% of total consolidated net revenues	8.5%	8.1%	(0.4) ppt.		8.1%	8.4%	0.3 ppt.
In comparison to fiscal 2005, the increase in fiscal 2006 is attributable to expenses associated with the development of new products, the costs associated with our design centers in Tijuana, Mexico and Suzhou, China and the additional expenses from the Audio Entertainment Group, including the one-time write off of the IPRD during the second quarter of fiscal 2006.
In comparison to fiscal 2004, our fiscal 2005 research, development and engineering expenses increased due to increased design and development of our third generation Bluetooth technology, a substantial increase in the industrial design headcount and related expenses, and increased headcount at our Mexico design center.
We expect that our research, development and engineering expenses will increase in fiscal year 2007 in the following areas:

•	continued expenditure in the wireless office and wireless mobile markets, gaming products and the home and home office markets;

•	expansion of our industrial design center in Santa Cruz; and

•	costs associated with technologies acquired from Octiv, Inc., which was renamed Volume Logic subsequent to the acquisition.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of compensation costs, professional service fees, litigation costs, marketing costs, bad debt expense and allocation of overhead expenses, including facilities, human resources and IT costs.
56  - Plantronics

part ii
Audio Communications Group

		Fiscal Year Ended				Fiscal Year Ended

		March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)		2004	2005	(Decrease)		2005	2006	(Decrease)

Audio Communications Group
	Selling, general and administrative	$95,756	$116,621	$20,865	21.8%	$116,621	$132,867	$16,246	13.9%
	% of total segment net revenues	23.0%	20.8%	(2.2) ppt.		20.8%	21.1%	0.3 ppt.
In comparison to fiscal 2005, our fiscal 2006, selling, general and administrative expenses increased due to the following:

•	costs of $10.6 million spent on the national branding campaign in fiscal 2006 compared to $1.3 million in 2005, and higher headcount in the marketing function;

•	a favorable court ruling and legal settlement which provided a one-time benefit of approximately $2.8 million in fiscal 2005;

•	an increase in sales expenses attributable to a larger global sales presence and an increase in sales-related compensation; and

•	additional expenditures relating to Volume Logic, which was acquired at the beginning of fiscal 2006.
Audio Entertainment Group

	Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase
	2005	2006	(Decrease)

Audio Entertainment Group
Selling, general and administrative	$—	$20,227	$20,227
% of total segment net revenues		16.7%	16.7 ppt.
The Audio Entertainment Group’s selling, general and administrative expenses are primarily comprised of labor and other fixed costs. In fiscal 2006, selling, general and administrative expense included costs associated with the integration of Altec Lansing of approximately $0.5 million, retention of key employees of approximately $0.6 million, business development costs of approximately $1.3 million, and non-cash charges of $2.4 million related primarily of the amortization of acquired intangible assets.
AR 2006 -  57

Consolidated

	Fiscal Year Ended				Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase		March 31,	March 31,	Increase
	2004	2005	(Decrease)		2005	2006	(Decrease)

Consolidated
Selling, general and administrative	$95,756	$116,621	$20,865	21.8%	$116,621	$153,094	$36,473	31.3%
% of total consolidated net revenues	23.0%	20.8%	(2.2) ppt.		20.8%	20.4%	(0.4) ppt.
In comparison to fiscal 2005, the significant increase in consolidated selling, general and administrative expenses in fiscal 2006 can be attributed to the following:

•	costs associated with our national branding and advertising campaign;

•	the impact of the one-time benefit from the legal settlement in the comparable period a year ago;

•	higher compensation related charges and costs associated with a larger global sales presence;

•	additional expenses associated with the acquisition of the Audio Entertainment Group, of which $2.6 million relates to amortization charges for the intangible assets acquired in the purchase of Altec Lansing; and

•	expenditures relating to the acquisition of Volume Logic.
In comparison to fiscal 2004, our fiscal 2005 selling, general and administrative expenses increased primarily for the following reasons:

•	an increase in global sales and marketing programs designed to generate demand for our wireless office, gaming, VoIP products, and other new products;

•	new marketing programs to leverage hands-free regulatory laws, especially in the Japanese market, launch new products, and start a national brand awareness program;

•	costs related to work performed for our Sarbanes Oxley Section 404 compliance and attestation fees; and

•	an adverse impact from higher foreign exchange rates, particularly with the Great British Pound and the Euro against the dollar.
These expenses were partially offset by a one-time benefit of approximately $2.8 million from a favorable court ruling, which ended a lawsuit filed by one of our competitors during the quarter ended September 30, 2004.
We anticipate our consolidated selling, general and administrative expenses will continue to increase in the next fiscal year. We also plan to continue our office demand generation campaign in fiscal 2007 and expect to spend approximately $19 million on this campaign over the next fiscal year.
58  - Plantronics

part ii
Total Operating Expenses and Operating Income
Audio Communications Group

	Fiscal Year Ended				Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase		March 31,	March 31,	Increase
	2004	2005	(Decrease)		2005	2006	(Decrease)

Audio Communications Group
Operating Expense	$131,216	$161,837	$30,621	23.3%	$161,837	$189,437	$27,600	17.1%
% of total segment net revenues	31.5%	28.9%	(2.6) ppt.		28.9%	30.0%	1.1 ppt.
Operating Income	$84,754	$126,621	$41,867	49.4%	$126,621	$99,851	$(26,770)	(21.1)%
% of total segment net revenues	20.3%	22.6%	2.3 ppt.		22.6%	15.9%	(6.7) ppt.
In comparison to fiscal 2005, our fiscal 2006 operating income decreased 21.1% or 6.7 percentage points due to the 5.6 percentage point decrease in gross profit and higher operating expenses of 1.1 percentage points as a percentage of revenue.
Audio Entertainment Group

	Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase
	2005	2006	(Decrease)

Audio Entertainment Group
Operating Expense	$—	$26,455	$26,455
% of total segment net revenues		21.9%	21.9 ppt.
Operating Income	$—	$10,511	$10,511
% of total segment net revenues		8.7%	8.7 ppt.
In fiscal 2006, operating income was 8.7% of revenue and included $10.2 million in non-cash charges related to purchase accounting, which are detailed below:

•	$4.6 million recorded in cost of revenues relating to the manufacturing profit capitalized to inventory, all of which was fully amortized by the end of the third quarter of this fiscal year;

•	$2.1 million in cost of revenues relating to the amortization of acquired technology assets;

•	$2.6 million recorded under selling, general and administrative expense representing predominantly the amortization of acquired intangibles excluding technology assets; and

•	$0.9 million recorded under research, development, and engineering expense for the write-off of IPRD during the second quarter of fiscal 2006.
Except for the amortization of the capitalized inventory and write-off of the IPRD, these non-cash purchase accounting charges will continue for the next 6-8 years.
AR 2006 -  59

Consolidated

	Fiscal Year Ended				Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase		March 31,	March 31,	Increase
	2004	2005	(Decrease)		2005	2006	(Decrease)

Consolidated
Operating expense	$131,216	$161,837	$30,621	23.3%	$161,837	$215,892	$54,055	33.4%
% of total consolidated net revenues	31.5%	28.9%	(2.6) ppt.		28.9%	28.8%	(0.1) ppt.
Operating income	$84,754	$126,621	$41,867	49.4%	$126,621	$110,362	$(16,259)	(12.8)%
% of total consolidated net revenues	20.3%	22.6%	2.3 ppt.		22.6%	14.7%	(7.9) ppt.
In comparison to fiscal 2005, our fiscal 2006 operating income decreased primarily due to lower gross profit percentages and higher operating costs of our Audio Communication business despite higher net revenues and the incremental operating income of $10.5 million associated with the acquisition of Altec Lansing. As a result, operating income decreased from 22.6% to 14.7% as a percentage of revenue.
In comparison to fiscal 2004, operating income for fiscal 2005 increased primarily from higher revenues and lower operating expenses as a percentage of revenues due to economies of scale, but was partially offset by lower margin products as a result of the change in our product mix. As a result, operating margin increased from 20.3% to 22.6%.
We believe that our operating margins will be impacted by the recent trends in our business and industry, including a flat to down trend on revenues derived from professional grade corded headsets, the rapid growth of the Bluetooth consumer market with continued intense price competition and other factors such as generally shorter product life cycles. Our operating margin will also be significantly affected by the option expensing pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS123(R)”), which will be adopted in the first quarter of fiscal 2007. We expect the compensation charges under SFAS 123(R) will reduce net income by approximately $11 to $12 million in fiscal 2007. However, management’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We will recognize compensation cost on a straight-line basis over the requisite service period for the entire award.
Interest and Other Income, Net
Consolidated

	Fiscal Year Ended				Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase		March 31,	March 31,	Increase
	2004	2005	(Decrease)		2005	2006	(Decrease)

Interest and other income (expense), net	$1,745	$3,739	$1,994	114.3%	$3,739	$2,192	$(1,547)	(41.4)%
% of total net revenues	0.4%	0.7%	0.3 ppt.		0.7%	0.3%	(0.4) ppt.
In comparison to fiscal 2005, interest and other income (expense), net in fiscal 2006 decreased primarily due to a $1.2 million foreign exchange loss, net of hedging compared to a foreign exchange gain of
60  - Plantronics

part ii
$0.03 million in fiscal 2005, which is primarily due to a period-over-period strengthening of the U.S. dollar compared to the Euro and British pound. In addition, in order to finance the acquisition of Altec Lansing, we drew down on our line of credit and we used short-term investments. As a result, we incurred higher interest expense attributable to the outstanding balance on our line of credit and lower interest income due to lower short-term investment balances.
In comparison to fiscal 2004, interest and other income, net in fiscal 2005, increased primarily from higher interest income as a result of higher cash and short-term investment balances and approximately $0.3 million in interest received from a one-time litigation settlement. This was offset, in part, by lower foreign currency transaction gains, net of the effect of hedging activity of $0.03 million compared to foreign currency transaction gains, net of the effect of hedging activity, for fiscal 2004 of $0.9 million.
Income Tax Expense
Consolidated

	Fiscal Year Ended				Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase		March 31,	March 31,	Increase
	2004	2005	(Decrease)		2005	2006	(Decrease)

Income before income taxes	$86,499	$130,360	$43,861	50.7%	$130,360	$112,554	$(17,806)	(13.7)%
Income tax expense	24,220	32,840	8,620	35.6%	32,840	31,404	(1,436)	(4.4)%

Net income	$62,279	$97,520	$35,241	56.6%	$97,520	$81,150	$(16,370)	(16.8)%

Effective tax rate	28.0%	25.2%	(2.8) ppt.		25.2%	27.9%	2.7 ppt.
In comparison to fiscal 2005, income tax expense in fiscal 2006 was negatively impacted by the acquisition of Altec Lansing, which has a higher tax rate than our core Plantronics business. This effective rate increase was offset in part by special incentives that Plantronics received under the Maquiladora program in Mexico and additional tax credits that we received for expansion of our research and development in Mexico.
During fiscal 2004 and 2005, the successful completion of routine tax audits and the expiration of certain statutes of limitations resulted in favorable tax adjustments of $2.7 million and $3.4 million, respectively. Partially offsetting the $3.4 million favorable tax adjustments in 2005 was a write-off of $2.7 million relating to a tax asset that was recorded in connection with the leveraged buy-out that occurred in September of 1988. This tax asset arose in connection with the book versus tax basis difference on certain fixed assets. Management and the Audit Committee evaluated this write-off and determined that it was immaterial to prior years’ reported results and to the fiscal 2005 results, so the adjustment was included in income tax expense in fiscal 2005.
In fiscal 2006, our deferred tax assets were not subject to any valuation allowances. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized. As of March 31, 2006, we believe that it is more likely than not that the benefit of all of our deferred tax assets are recoverable.
Pre-tax earnings of our foreign subsidiaries were $29.0 million, $44.2 million and $45.6 million for fiscal years 2004, 2005 and 2006, respectively.
AR 2006 -  61

We are currently estimating an effective tax rate of approximately 25% — 28% in fiscal 2007. This estimated rate includes the impact of the adoption of SFAS 123(R) which could result in a more volatile rate quarter over quarter. The tax rate could also be impacted by whether or not the federal research and development tax credit is reinstated and if reinstated, the date of reinstatement. The federal research and development tax credit expired December 31, 2005 and has not since been reinstated. We also have significant operations in various tax jurisdictions. Currently, some of these operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions no longer qualified for these lower tax rates or if the applicable tax laws were rescinded or changed, our tax rate would be materially affected.
On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. We evaluated opportunities to remit cash under the AJCA; however, we determined that we had alternative uses for the foreign cash overseas. Accordingly, we did not remit any cash back to the United States under this provision.
Permanently reinvested foreign earnings were approximately $205 million at March 31, 2006. The determination of the tax liability that would be incurred if these amounts were remitted back to the United States is not practicable.
FINANCIAL CONDITION
The table below provides selected consolidated cash flow information, for the periods indicated:

	Fiscal Year Ended

($ in thousands)	March 31,	March 31,	Increase
	2005	2006	(Decrease)

Cash provided by operating activities	$93,604	$78,348	$(15,256)	(16)%
Cash used for capital expenditures and other assets	(27,723)	(41,860)	(14,137)	51%
Cash used for acquisitions	—	(165,393)	(165,393)	—
Cash provided by (used for) other investing activities	(39,776)	156,387	196,163	(493)%

Cash used for investing activities	(67,499)	(50,866)	16,633	(25)%
Cash used for financing activities	$(4,061)	$(36,558)	$(32,497)	800%
Cash Flows From Operating Activities
Cash flows from operating activities are the principle source of cash for us.
Operating cash flows in fiscal 2006, compared to fiscal 2005, decreased by $15.3 million, which is primarily attributable to lower net income of $81.2 million in fiscal 2006 compared to $97.5 million in fiscal 2005. This lower income is predominantly due to lower gross profit of the Audio Communication Group due to higher cost of sales and higher operating expenses, particularly our national ad campaign in which we spent approximately $11 million. Depreciation and amortization expense was also substantially higher in fiscal 2006 increasing from $12.0 million in fiscal 2005 to $23.1 million in fiscal 2006, primarily due to additional property, plant and equipment and intangible assets acquired in the purchase of Altec Lansing. The remaining difference relates to adjustments to net income primarily due to changes in deferred taxes.
62  - Plantronics

part ii
Operating cash flow in fiscal 2006 was impacted by increases in inventory balances primarily related to raw material purchases for manufacturing our of newly introduced Bluetooth and wireless office products due to higher demand. Average annual inventory turns decreased from 5.4 in fiscal 2005 to 5.1 in fiscal 2006. Accounts receivable increased significantly as a result of a higher level of sales and linearity of sales higher at the end of the fourth quarter than historical results, offset by strong cash collections, and the addition of the Audio Entertainment Group receivables. Our average annual days’ sales outstanding (“DSO”) slightly increased from 49 days in fiscal 2005 to 50 days in fiscal 2006.
In international locations, trade terms that are standard in a particular locale may extend longer than is standard in the U.S. This may increase our working capital requirements and may have a negative impact on our cash flow provided by operating activities. The cash outflows in operating activities for increased receivables and inventory are offset, in part, by an increase in the accounts payable balance due to the timing of payments for increased purchases of raw materials.
Operating cash flows in fiscal 2005, compared to fiscal 2004, increased by $21.2 million, which is primarily attributable to higher net income earned on higher sales volume and offset, in part, by higher inventory and accounts receivable balances. Our inventory balances increased proportionally with increased revenues, decisions to increase our inventory safety stock, and other factors. The accounts receivable increase was primarily driven by the strong growth in sales coupled with the impact of the strengthening of the Great British Pound and the Euro against the U.S. dollar.
New accounting rules effective for us in the first quarter of fiscal 2007 require that a portion of the cash benefits resulting from the tax deductibility of increases in the value of equity instruments issued under share-based arrangements be included as part of cash flows from financing activities rather than from operating activities. This change in classification will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of these new rules. See “Recent Accounting Pronouncements” included in Note 3 of the consolidated financial statements in this Form 10-K.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels and timing of payments. We also intend to increase our marketing expenditures to promote our wireless office products in fiscal 2007 to a total of approximately $19 million.
Cash Flows From Investing Activities
In fiscal 2006, we used $50.9 million in cash for investing activities compared to $67.5 million used in fiscal 2005.
Cash used in investing activities in fiscal 2006 was primarily attributable to cash payments related to the acquisitions of Altec Lansing and Octiv of $157.6 million and $7.8 million, respectively. Other uses of cash were $41.9 million in capital expenditures, including $12.2 million for our Suzhou, China manufacturing and design facility, which commenced operations during the fourth quarter of fiscal 2006, and therefore, began to depreciate in the fourth quarter of fiscal 2006. Other capital purchases include leasehold improvements at our corporate headquarters, machinery and equipment, tooling, computers, and software. The cash outflows from investing activities were offset in part by net proceeds of $156 million (total purchases of $448.1 million and proceeds of $604.5 million) from the sale of short-term investments. Most of these proceeds were used for the funding of the Altec Lansing acquisition.
Cash used in investing activities in fiscal 2005 was primarily comprised of capital expenditures of $27.7 million, including $5.6 million for our China manufacturing and design facility. The remainder of the capital purchases was incurred principally in tooling for new products, furniture and fixtures, and
AR 2006 -  63

building improvements for facilities expansion, principally in our Santa Cruz headquarters. Additionally, we purchased approximately $391.8 million of marketable securities, which were offset by sales and maturities of a portion of our marketable securities of approximately $352.0 million.
We anticipate making further investments in short-term investments as interest rates continue to rise in order to obtain more favorable yields. As our business grows, we may need additional facilities and capital expenditures to support this growth. We plan to finish the building improvements in our Santa Cruz headquarters in fiscal 2007. We will continue to evaluate new business opportunities and new markets. If we pursue new opportunities or markets in areas in which we do not have existing facilities, we may need additional expenditures to support future expansion.
Cash Flows From Financing Activities
In fiscal 2006, cash flows used for financing activities were approximately $36.6 million compared to $4.1 million in fiscal 2005.
The significant increase in fiscal 2006 is primarily due to the following key cash outflows:

•	the repurchase of 2,197,500 shares of our common stock for an aggregate of $70.4 million, at an average price of $32.03 per share. The Board of Directors authorized us to repurchase an additional 2,000,000 shares of common stock under our 16th and 17th share repurchase programs. As of March 31, 2006, 175,000 shares remained authorized for repurchase; and

•	cash dividends totaling $9.5 million.
These cash outflows were partially offset by $22.0 million of financing under our credit facility, net of $23.0 million of aggregate principal payments, used for the acquisition of Altec Lansing, proceeds from the exercise of stock options totaling $16.9 million and the re-issuance of 146,059 shares of our treasury stock through employee benefit plans totaling $4.3 million.
In fiscal 2005, cash flows used for financing activities were approximately $4.1 million. This was primarily due to repurchases of 770,100 shares of our common stock totaling $28.5 million at an average price of $36.96 per share and payment of cash dividends totaling $7.3 million. During fiscal 2005, the Board of Directors authorized Plantronics to repurchase an additional 1,000,000 shares of common stock. As of March 31, 2005, we were authorized to repurchase 372,500 shares under all repurchase plans. These cash outflows were offset by proceeds from the exercise of stock options totaling $27.7 million and re-issuance of 118,751 shares of our treasury stock through employee benefit plans totaling $3.9 million.
On May 2, 2006, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on June 9, 2006 to stockholders of record on May 19, 2006. The plan approved by the Board anticipates a total annualized dividend of $0.20 per common share. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.
Liquidity and Capital Resources
Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion; however, in fiscal 2006, we spent $12.2 million on the construction of our new manufacturing and design facility in Suzhou, China; $1.8 million on the expansion of the Santa Cruz headquarters’ building for the construction of the new industrial design wing; as well as improvements at our Plamex manufacturing site in Tijuana, Mexico.
64  - Plantronics

part ii
At March 31, 2006, we had working capital of $201.4 million, including $76.7 million of cash, cash equivalents and short term investments, compared with working capital of $335.5 million, including $242.8 million of cash, cash equivalents and short-term investments at March 31, 2005.
During fiscal 2006, we entered into a second amendment to our Credit Agreement, which extended the revolving termination date from August 1, 2006 to August 1, 2010, increased the revolving credit from $75 million to $100 million, and reduced the interest rate spread over LIBOR from 0.875% to 0.750%. We drew down an initial $45 million under the credit facility to finance the acquisition of Altec Lansing on August 18, 2005. Subsequent to the initial draw, we made aggregate principal payments of $23.0 million against the amount outstanding. We expect that this line of credit will be fully repaid through monthly payments by the third quarter of fiscal 2007. Our borrowings at March 31, 2006 were $22.0 million under the credit facility. Our commitments under a letter of credit sub-facility were $2.1 million. The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters. It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These covenants may adversely affect us to the extent we cannot comply with them. On August 11, 2005, we entered into a third amendment to our Credit Agreement, which provided a minor change to a financial covenant. This change has no effect on our financial statements, our ability to incur additional debt or pay dividends. On November 17, 2005, we entered into a fourth amendment to the Credit Agreement, which increases the amount allowed for aggregate dividends declared or paid and common stock repurchased or redeemed. We are currently in compliance with the covenants under our amended Credit Agreement.
As of April 29, 2006, we had $19.0 million of borrowings under the revolving credit facility and $2.1 million committed under the letter of credit sub-facility.
Throughout fiscal 2005 and 2006, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.
Additionally, throughout fiscal 2005 and 2006, we continued our hedging program to hedge a portion of anticipated revenues denominated in the Euro and Great British Pound with put and call option contracts used as collars. At each reporting period, we record the net fair value of our unrealized option contracts on the balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive income, a separate element of stockholders’ equity. Gains and losses associated with realized option contracts are recorded within revenue. Prior to the acquisition, Altec Lansing hedged a fixed amount of its Euro-denominated receivable balance. Altec Lansing entered into forward contracts where it would deliver Euros at fixed rates until the end of the current quarter. Open contracts at month-end were marked to market and the gain or loss was immediately included in earnings. Altec Lansing does not purchase options for trading purposes. As of March 31, 2006, Altec Lansing does not have any forward contracts outstanding.
During fiscal 2006, we ended a hedging program to hedge a portion of the China Yuan payments related to forecasted construction costs for our manufacturing facility in Suzhou, China. We were hedging the currency exposure with forward-exchange contracts. As of March 31, 2006, there were no open forward contracts outstanding related to the manufacturing facility in China. In July 2005, the People’s Bank of China announced that the China Yuan will be de-pegged from the dollar in favor of a managed float against a basket of currencies. As the functional currency of our Chinese entity is the US Dollar, the
AR 2006 -  65

impact of any future revaluations would be determined by the amount of the change in the currency rate, which could have a negative impact on future production costs.
Our liquidity, capital resources, and results of operations in any period could be affected by the exercise of outstanding stock options, sale of restricted stock to employees, and the issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the sale or exercise of these securities, or whether they will be exercised at all.
In fiscal 2007, we expect to spend roughly $45 million in capital expenditures, which includes the expansion and improvement of our facilities at our Santa Cruz headquarters and industrial design center, and our warehouse in Milford, Pennsylvania.
We believe that our current cash and cash equivalents and cash provided by operations, and our line of credit will be sufficient to fund operations for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Certain Forward-Looking Information” and “Risk Factors” in this Annual Report for factors that could affect our estimates for future financial needs and sources of working capital.
OFF BALANCE SHEET ARRANGEMENTS
We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing and liquidity support or market risk or credit risk support to the Company.
CONTRACTUAL OBLIGATIONS
The following table summarizes the contractual obligations that we were reasonably likely to incur as of March 31, 2006 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
($ in thousands)	Total	2007	2008	2009	2010	2011	Thereafter

Operating leases	$(14,352)	$(4,027)	$(3,453)	$(2,884)	$(1,582)	$(571)	$(1,835)
Unconditional purchase obligations	(72,786)	(72,786)

Total contractual cash obligations	$(87,138)	$(76,813)	$(3,453)	$(2,884)	$(1,582)	$(571)	$(1,835)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based upon Plantronics’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we base estimates and judgments on
66  - Plantronics

part ii
historical experience and on various other factors that Plantronics’ management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results may differ from those estimates under different assumptions or conditions.
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
Should product lives vary significantly from management estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which are recorded as a reduction to revenue, may need to be revised and therefore could have an adverse impact on revenues.
Co-op advertising and marketing development funds are accounted for in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. Under these guidelines, we accrue for these funds as marketing expense if we receive a separately identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, the amount is recorded as a reduction to revenues.
Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period, estimates for what is due to resellers for estimated credits earned during the period and any adjustments for credits based on actual activity. If the actual payments exceed management’s estimates, this could result in an adverse impact on our revenues. Since management has historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers. In situations where management is unable to reliably estimate the amount of future price adjustments and product returns, we defer recognition of the revenue
AR 2006 -  67

until the right to future price adjustments and product returns lapses, and we are no longer under any obligation to reduce the price or accept the return of the product.
If market conditions warrant, we may take action to stimulate demand, which could include increasing promotional programs, decreasing prices, or increasing discounts. Such actions could result in incremental reductions to revenue and margins at the time such incentives are offered. To the extent that we reduce pricing, we may incur reductions to revenue for price protection based on management’s estimate of inventory in the channel that is subject to such pricing actions.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly perform credit evaluations of our customers’ financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customers’ ability to pay. The allowance for doubtful accounts is reviewed monthly and adjusted if necessary based on management’s assessments of customer’s ability to pay. If the financial condition of customers should deteriorate or if actual defaults are higher than historical experience would indicate, additional allowances may be required, which could have an adverse impact on operating expenses.
Inventory and Excessive and Obsolete Inventory
Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.
We account for abnormal amounts such as idle facility expense, excessive spoilage, double freight, and re-handling costs as current-period charges. Additionally, we allocate fixed production overheads to the costs of conversion based on the normal capacity of the production facilities. All shipping and handling costs incurred in connection with the sale of products are included in the cost of revenues.
Management writes down inventory for excess and obsolete inventories. Write-downs are determined by reviewing our demand forecast and by determining what inventory, if any, is not saleable. Our demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors. If our demand forecast is greater than actual demand, and management fails to reduce manufacturing accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross profit.
At the point of inventory write-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Product Warranty Obligations
Management provides for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product. The contractual terms may vary depending upon the geographic region in which the customer is located, the brand and type of product sold, and other conditions, which affect or limit the customers’ rights to return product under warranty. Where specific warranty return rights are given to customers, management accrues for the estimated cost of those warranties at the time revenue is recognized. Generally, warranties start at the delivery date and continue for one or two years, depending on the type and brand, and the location in which the product was purchased. Where specific warranty return rights are not given to the customer but where the customers are granted limited rights of return or discounts in lieu of warranty, management records these rights of return or discounts as adjustments to revenue. In certain circumstances, we may sell product without warranty, and accordingly, no charge is taken for warranty. Factors that affect the warranty obligation
68  - Plantronics

part ii
include sales terms, which obligate us to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures. Management assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on actual experience and changes in estimated future return rates.
Goodwill and Intangibles
As a result of past acquisitions, we have recorded goodwill and intangible assets on the balance sheet.
Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Management performs a review at least annually, or more frequently if indicators of impairment exist to determine if the carrying value of the goodwill and indefinite lived intangible assets is impaired. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows, discount rates, growth rates, estimated costs, and other factors, which utilize historical data, internal estimates, and, in some cases, external consultants and outside data. If management’s estimates require adjustment or if the underlying business requirements change, goodwill may become impaired, and we may be required to take an impairment charge, which would negatively impact our operating results.
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to ten years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
Income Taxes
We are subject to income taxes both in the United States as well as in several foreign jurisdictions. Management must make certain estimates and judgments in determining income tax expense for the financial statements. These estimates occur in the calculation of tax benefits and deductions, tax credits, and tax assets and liabilities which are generated from differences in the timing of when items are recognized for book purposes and when they are recognized for tax purposes.
Our effective tax rate differs from the statutory rate due to the impact of foreign operations, tax credits, state taxes, purchase accounting, and other factors. Our future effective tax rates could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change in management’s estimates of future taxable income which results in a valuation allowance being required; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what management originally provided. Management assesses the probability of adverse outcomes from tax examinations regularly to determine the adequacy of the reserve for income taxes.
We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized. As of March 31, 2006, we believe that all of our deferred tax assets are recoverable;
AR 2006 -  69

however, if there was a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.
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
INTEREST RATE RISK
We had cash and cash equivalents totaling $78.4 million at March 31, 2005 compared to $68.7 million at March 31, 2006. We had marketable securities of $164.4 million and $8.0 million at March 31, 2005 and 2006, respectively. Cash equivalents have a maturity when purchased of three months or less; short term investments have a maturity of greater than three months, and are classified as available-for-sale. Included in short-term investments are auction rate securities whose reset dates may be less than three months; however, the maturities of the underlying securities are greater than one year. All our investments in marketable securities are held in our name at a limited number of major financial institutions and consist of auction rate securities. The taxable equivalent interest rates realized on these investments averaged 3.7% for fiscal 2006. Our investment policy generally requires that we only invest in auction rate securities, deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.
We applied the same modeling technique as we used at March 31, 2005 to measure the hypothetical changes in fair values in our marketable securities, excluding cash and cash equivalents, held at March 31, 2006 that are sensitive to changes in interest rates. Based upon our analysis, the fair values did not change materially as our investments are of short duration and the amount held at March 31, 2006 was not significant enough to result in a material change in fair value.
As of April 29, 2006, we had borrowed $19.0 million under the revolving credit facility and $2.1 million committed under the letter of credit sub-facility. If we choose to borrow additional amounts under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.
Our line of credit has a fixed borrowing rate of the then LIBOR plus 0.75%, which resulted in a weighted average rate of approximately 5.44%. This rate is fixed through to the end of the second quarter of fiscal 2007 by which date we expect to repay the entire outstanding amount. As a result, the underlying exposure of our line of credit is not sensitive to changes in market rates.
FOREIGN CURRENCY EXCHANGE RATE RISK
We are engaged in a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. We hedge our economic exposure by hedging Euro and Great British Pound accounts receivable and accounts payable and a portion of anticipated Euro and Great British Pound denominated sales. However, we have no assurance our strategy will be successfully implemented and that exchange rate fluctuations will not materially adversely affect our business in the future.
Fair Value Hedges
We hedge both our Euro and Great British Pound accounts receivable and accounts payable by entering into foreign exchange forward contracts. The following table provides information about our financial instruments and underlying transactions that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts and non-functional currency-denominated receivables and
70  - Plantronics

part ii
payables. The net amount exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the foreign currency versus the U.S. dollar.

		Net
		Underlying		FX Gain	FX Gain
		Foreign	Net Exposed	(Loss) From	(Loss) From
	USD Value	Currency	Long (Short)	10%	10%
March 31, 2006	of Net FX	Transaction	Currency	Appreciation	Depreciation
(in millions)	Contracts	Exposures	Position	of USD	of USD

Currency – forward contracts
Euro	$19.2	$28.8	$(9.6)	$(1.1)	$0.9
Great British Pound	—	0.5	(0.5)	—	—

Net position	$19.2	$29.3	$(10.1)	$(1.1)	$0.9

Cash Flow Hedges
Approximately 34%, 33%, and 36% of revenue in fiscal 2004, 2005, and 2006, respectively, was derived from sales outside of the United States, with approximately 23% of consolidated net revenues denominated in foreign currencies, predominately the Euro and the Great British Pound in each of fiscal 2004, 2005, and 2006.
As of March 31, 2006, we had foreign currency call option contracts of approximately €45.2 million and £19.6 million denominated in Euros and Great British Pounds, respectively. As of March 31, 2006, we also had foreign currency put option contracts of approximately €45.2 million and £19.6 million denominated in Euros and Great British Pounds, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $9.1 million or a loss of $9.0 million.
The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

		FX Gain	FX Gain
		(Loss) From	(Loss) From
	USD Value	10%	10%
March 31, 2006	of Net FX	Appreciation	Depreciation
(in millions)	Contracts	of USD	of USD

Currency – option contracts
Call options	$(92.8)	$1.7	$(5.9)
Put options	88.8	7.4	(3.1)

Net position	$(4.0)	$9.1	$(9.0)

In fiscal 2005, we entered into forward exchange contracts to hedge against a portion of our forecasted foreign denominated construction costs of our manufacturing and design center in Suzhou, China. At March 31, 2006, we did not have any outstanding forward foreign exchange contracts for the Chinese Yuan (CNY) as the construction of the manufacturing and design center was completed; all contracts were settled at maturity in the fourth quarter of fiscal 2006 leaving a zero hedge balance. We had hedged these forecasted transactions with forward currency contracts that mature in less than one year. These transactions were designated as cash flow hedges.
AR 2006 -  71

Item 8.    Financial Statements and Supplementary Data
PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS

March 31, (in thousands, except per share data)	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$78,398	$68,703
Short term investments	164,416	8,029
Accounts receivable, net	87,558	118,008
Inventory	60,201	105,882
Deferred income taxes	8,675	12,409
Other current assets	7,446	15,318

Total current assets	406,694	328,349
Property, plant and equipment, net	59,745	93,874
Intangibles, net	2,948	109,208
Goodwill	9,386	75,077
Other assets	9,156	5,741

Total assets	$487,929	$612,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$22,043
Accounts payable	20,316	48,574
Accrued liabilities	39,775	43,081
Income taxes payable	11,080	13,231

Total current liabilities	71,171	126,929
Deferred tax liability	8,109	48,246
Long-term liabilities	2,930	1,453

Total liabilities	82,210	176,628

Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 65,110 shares and 66,270 shares issued at 2005 and 2006, respectively	651	662
Additional paid-in capital	293,735	325,764
Deferred stock-based compensation	(2,220)	(8,599)
Accumulated other comprehensive income	1,583	3,634
Retained earnings	437,867	509,562

	731,616	831,023
Less: Treasury stock (common: 16,681 and 18,732 shares at 2005 and 2006, respectively) at cost	(325,897)	(395,402)

Total stockholders’ equity	405,719	435,621

Total liabilities and stockholders’ equity	$487,929	$612,249

The accompanying notes are an integral part of these consolidated financial statements.
72  - Plantronics

part ii
PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Year Ended March 31, (in thousands, except income per share)	2004	2005	2006

Net revenues	$416,965	$559,995	$750,394
Cost of revenues	200,995	271,537	424,140

Gross profit	215,970	288,458	326,254

Operating expenses:
Research, development and engineering	35,460	45,216	62,798
Selling, general and administrative	95,756	116,621	153,094

Total operating expenses	131,216	161,837	215,892

Operating income	84,754	126,621	110,362
Interest and other income, net	1,745	3,739	2,192

Income before income taxes	86,499	130,360	112,554
Income tax expense	24,220	32,840	31,404

Net income	$62,279	$97,520	$81,150

Net income per share—basic	$1.39	$2.02	$1.72
Shares used in basic per share calculations	44,830	48,249	47,120
Net income per share—diluted	$1.31	$1.92	$1.66
Shares used in diluted per share calculations	47,492	50,821	48,788
Cash dividends declared per common share	$—	$0.15	$0.20
The accompanying notes are an integral part of these consolidated financial statements.
AR 2006 -  73

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Year Ended March 31, (in thousands)	2004	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,279	$97,520	$81,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,353	12,034	23,083
Amortization of deferred stock-based compensation	—	194	1,161
Provision for doubtful accounts	925	1,814	1,518
Provision for (benefit from) excess and obsolete inventories	2,495	2,311	10,424
Provision for (benefit from) deferred income taxes	(8,758)	5,682	(4,595)
Income tax benefit associated with stock option exercises	24,263	11,758	4,141
Loss on disposal of property, plant, and equipment, net	261	583	69
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(15,664)	(25,028)	(15,093)
Inventory	(9,499)	(21,750)	(26,670)
Other current assets	(7,366)	3,492	(3,443)
Other assets	(714)	(8,237)	4,191
Accounts payable	5,479	1,241	5,349
Accrued liabilities	9,234	3,568	(4,318)
Income taxes payable	(2,895)	8,422	1,381

Cash provided by operating activities	72,393	93,604	78,348

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short term investments	220,719	352,000	604,510
Purchase of short term investments	(324,299)	(391,776)	(448,123)
Acquisitions of Altec Lansing and Octiv, net of cash acquired	—	—	(165,393)
Capital expenditures and other assets	(16,883)	(27,723)	(41,860)
Purchase of equity investment	(450)	—	—

Cash used for investing activities	(120,913)	(67,499)	(50,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(1,833)	(28,466)	(70,395)
Proceeds from sale of treasury stock	3,292	3,947	4,333
Proceeds from exercise of stock options	63,900	27,740	16,916
Proceeds from line of credit	—	—	45,000
Repayment of line of credit	—	—	(22,957)
Payment of cash dividends	—	(7,282)	(9,455)

Cash provided by (used for) financing activities	65,359	(4,061)	(36,558)

Effect of exchange rate changes on cash and cash equivalents	472	402	(619)

Net increase (decrease) in cash and cash equivalents	17,311	22,446	(9,695)
Cash and cash equivalents at beginning of year	38,641	55,952	78,398

Cash and cash equivalents at end of year	$55,952	$78,398	$68,703

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$121	$109	$1,094
Income taxes	$19,545	$23,950	$32,156
The accompanying notes are an integral part of these consolidated financial statements.
74  - Plantronics

part ii
PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other			Total
			Additional	Deferred	Compre-			Stock-
($ in thousands,	Common Stock		Paid-In	Stock-Based	hensive	Retained	Treasury	holders’
except per share amounts)	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Stock	Equity

Balance at March 31, 2003	43,638,623	$597	$158,160	$—	$209	$285,350	$(297,386)	$146,930
Net income	—	—	—	—	—	62,279	—	62,279
Foreign currency translation adjustments	—	—	—	—	2,409	—	—	2,409
Unrealized loss on hedges	—	—	—	—	(1,937)			(1,937)

Comprehensive income								62,751

Exercise of stock options	3,907,112	39	63,861	—	—	—	—	63,900
Income tax benefit associated with stock options	—	—	24,263	—	—	—	—	24,263
Purchase of treasury stock	(122,800)	—	—	—	—	—	(1,833)	(1,833)
Sale of treasury stock	183,174	—	2,211	—	—	—	1,081	3,292

Balance at March 31, 2004	47,606,109	636	248,495	—	681	347,629	(298,138)	299,303
Net income	—	—	—	—	—	97,520	—	97,520
Foreign currency translation adjustments	—	—	—	—	604	—	—	604
Unrealized loss on marketable securities	—	—	—	—	(24)	—	—	(24)
Unrealized gain on hedges	—	—	—	—	322	—	—	322

Comprehensive income								98,422

Exercise of stock options	1,430,712	15	27,725	—	—	—	—	27,740
Issuance of restricted common stock	43,984	—	2,414	(2,414)	—	—	—	—
Divdends paid	—	—	—	—	—	(7,282)	—	(7,282)
Amortization of stock-based compensation	—	—	—	194	—	—	—	194
Income tax benefit associated with stock options	—	—	11,861	—	—	—	—	11,861
Purchase of treasury stock	(770,100)	—	—	—	—	—	(28,466)	(28,466)
Sale of treasury stock	118,752	—	3,240	—	—	—	707	3,947

Balance at March 31, 2005	48,429,457	651	293,735	(2,220)	1,583	437,867	(325,897)	405,719
Net income	—	—	—	—	—	81,150	—	81,150
Foreign currency translation adjustments	—	—	—	—	(1,108)	—	—	(1,108)
Unrealized loss on marketable securities	—	—	—	—	(24)	—	—	(24)
Unrealized gain on hedges	—	—	—	—	3,183	—	—	3,183

Comprehensive income								83,201

Exercise of stock options	883,504	11	16,905	—	—	—	—	16,916
Issuance of restricted common stock	276,250	—	7,540	(7,540)	—	—	—	—
Dividends paid	—	—	—	—	—	(9,455)	—	(9,455)
Amortization of stock-based compensation	—	—	—	1,161	—	—	—	1,161
Income tax benefit associated with stock options	—	—	4,141	—	—	—	—	4,141
Purchase of treasury stock	(2,197,500)	—		—	—	—	(70,395)	(70,395)
Sale of treasury stock	146,059	—	3,443	—	—	—	890	4,333

Balance at March 31, 2006	47,537,770	$662	$325,764	$(8,599)	$3,634	$509,562	$(395,402)	$435,621

AR 2006 -  75

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    The Company
Plantronics, Inc. (“Plantronics” or “the Company”) is a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand. We are also a leading manufacturer and marketer of high quality computer and home entertainment sound systems, portable audio products, and a line of headsets, headphones, and microphones for personal digital media under our Altec Lansing brand. In addition, we manufacture and market under our Clarity brand specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs. We also provide audio enhancement solutions to consumers, audio professionals and businesses under our Volume Logic brand.
Plantronics was founded and incorporated in the state of California in 1961. We initially went public in 1977, were taken private in a leveraged buyout in 1989 and were subsequently reincorporated in the state of Delaware. Plantronics went public a second time in 1994 on the New York Stock Exchange under the ticker symbol “PLT”.
2.    Significant Accounting Policies
Management’s Use of Estimates and Assumptions
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. These estimates are based on information available as of the date of these financial statements. Actual results could differ materially from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of Plantronics and its wholly owned subsidiary companies. All intercompany transactions and balances have been eliminated.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current year’s presentation.
Segment Information
The Company has two reportable segments as a result of the Company’s acquisition of Altec Lansing in the second quarter of fiscal 2006. The Audio Communications Group represents the original Plantronics business as operated prior to the acquisition. The Audio Entertainment Group represents the Altec Lansing business and certain research, development, and engineering initiatives, which commenced at the beginning of the first quarter of fiscal 2006. The results of the Altec Lansing business from the acquisition date of August 18, 2005 to March 31, 2006 are included in the Audio Entertainment Group segment, together with certain research, development and engineering activities referred to above, which are included for the entire fiscal 2006. (See Note 22).
76  - Plantronics

part ii
Fiscal Year
Each of the Company’s fiscal years ends on the Saturday closest to the last day of March. Its fiscal year 2006 ended on April 1, 2006. Its fiscal year 2005 ended on April 2, 2005, and its fiscal year 2004 ended on April 3, 2004. For purposes of presentation, the Company has indicated its accounting year ended on March 31. Results of operations for the fiscal years 2005 and 2006 included 52 weeks while its fiscal year 2004 included 53 weeks.
Financial Instruments
The carrying values of the Company’s financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, line of credit, accounts payable and accrued liabilities, approximate fair value due to their short maturities.
Cash and Cash Equivalents
All highly liquid investments with original or remaining maturities of three months or less at the date of purchase are classified as cash equivalents.
Short Term Investments
Plantronics considers investments maturing between three and twelve months from the date of purchase as short term investments. Also included in short term investments are auction rate securities whose reset dates may be less than three months; however, the underlying security’s contractual maturity is greater than three months. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. All investments are held in the Plantronics’ name at a limited number of major financial institutions. At March 31, 2005 and 2006, all of the Company’s investments were classified as available-for-sale and are carried at fair value based upon quoted market prices at the end of the reporting period. Resulting unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholder’s equity. If these investments are sold at a loss or are considered to have a decline in value, other than temporary, a charge to operations is recorded. (See Note 8).
Derivatives
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as accounting hedges, under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in fair value are recognized in earnings in the period of change. The Company does not hold or issue derivative financial instruments for speculative trading purposes. Plantronics enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk. (See Note 11).
AR 2006 -  77

Allowance for Doubtful Accounts
Plantronics maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Plantronics regularly performs credit evaluations of its customers’ financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customers’ ability to pay. The allowance for doubtful accounts is reviewed monthly and adjusted if necessary based on management’s assessments of customers’ ability to pay. If the financial condition of customers should deteriorate or if actual defaults are higher than historical experience, additional allowances may be required, which could have an adverse impact on operating expenses.
Inventory and Excessive and Obsolete Inventory
Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.
Plantronics accounts for abnormal amounts of idle facility expense, excessive spoilage, double freight, and re-handling costs as current-period charges. Additionally, it allocates fixed production overheads to the costs of conversion based on the normal capacity of the production facilities. All shipping and handling costs incurred in connection with the sale of products are included in the cost of revenues.
Management writes down inventory for excess and obsolete inventories. Write-downs are determined by reviewing the Company’s demand forecast and by determining what inventory, if any, is not saleable. The Company’s demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors. If the Company’s demand forecast is greater than actual demand, and management fails to reduce manufacturing accordingly, it could be required to write down additional inventory, which would have a negative impact on the Company’s gross profit.
At the point of inventory write-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Product Warranty Obligations
Management provides for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product. The contractual terms may vary depending upon the geographic region in which the customer is located, the brand and type of product sold, and other conditions, which affect or limit the customers’ rights to return product under warranty. Where specific warranty return rights are given to customers, management accrues for the estimated cost of those warranties at the time revenue is recognized. Generally, warranties start at the delivery date and continue for one or two years, depending on the type and brand, and the location in which the product was purchased. Where specific warranty return rights are not given to the customer but where the customers are granted limited rights of return or discounts in lieu of warranty, management records these rights of return or discounts as adjustments to revenue. In certain circumstances, the Company may sell product without warranty, and accordingly, no charge is taken for warranty. Factors that affect the warranty obligation include sales terms, which obligate the Company to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures. Management assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on the actual experience and changes in estimates of future return rates. (See Note 19).
78  - Plantronics

part ii
Goodwill and Intangibles
As a result of past acquisitions, Plantronics has recorded goodwill and intangible assets on the balance sheet.
Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Management performs a review at least annually, or more frequently if indicators of impairment exist to determine if the carrying value of goodwill and indefinite lived intangibles is impaired. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company’s reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows, discount rates, growth rates, estimated costs, and other factors, which utilize historical data, internal estimates, and in some cases, external consultants and outside data. If management’s estimates require adjustment or if the underlying business requirements change, goodwill may become impaired, and the Company may be required to take an impairment charge, which would negatively impact our operating results. (See Note 5).
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to ten years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. (See Note 6).
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is principally calculated using the straight-line method over the estimated useful lives of the respective assets, which range from one to 30 years. Depreciation expense for fiscal 2004, 2005 and 2006 was $11.6 million, $12.0 million and $16.1 million, respectively.
Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.
Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts and gains or losses on disposals are included in the results of operations.
Costs associated with internal-use software are recorded in accordance with Statement of Position No. 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires certain costs of computer software developed or obtained for internal use be capitalized when the preliminary project stage is completed, management authorizes and commits to funding the software project, it is probable that the project will be completed, and the software will be used for the function intended. Capitalized software costs are amortized on a straight-line basis over the estimated useful life. Unamortized capitalized software costs were $4.6 million and $4.7 million at March 31, 2005 and 2006, respectively. The amounts amortized to expense were $2.3 million, $1.7 million, and $1.9 million in fiscal 2004, 2005 and 2006, respectively.
AR 2006 -  79

Revenue Recognition
Revenue from sales of products to customers is recognized when the following criteria have been met:

•	Title and risk of ownership are transferred to customers;

•	Persuasive evidence of an arrangement exists;

•	The price to the buyer is fixed or determinable; and

•	Collection is reasonably assured.
Plantronics recognizes revenue net of estimated product returns and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs.
Estimated product returns are deducted from revenues upon shipment, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from various channels based on historical sell-through rates.
Should product lives vary significantly from management estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then estimated returns, which are recorded as a reduction to revenue, may need to be revised and could have an adverse impact on revenues.
Co-op advertising and marketing development funds are accounted in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. Under these guidelines, the Company accrues for these funds as marketing expense if it receives a separately identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues.
Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period, estimates for what is due to resellers for estimated credits earned during the period and any adjustments for credits based on actual activity. If the actual payments exceed management’s estimates, this could result in an adverse impact on the Company’s revenues. Since management has historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, the Company recognizes revenue, net of projected allowances, upon shipment to its customers. In situations where management is unable to reliably estimate the amount of future price adjustments and product returns, the Company defers recognition of the revenue until the right to future price adjustments and product returns lapses, and the Company is no longer under any obligation to reduce the price or accept the return of the product.
If market conditions warrant, Plantronics may take actions to stimulate demand, which could include increasing promotional programs, decreasing prices, or increasing discounts. Such actions could result in incremental reductions to revenues and margins at the time such incentives are offered. To the extent that Plantronics reduces pricing, the Company may incur reductions to revenue for price protection based on management’s estimate of inventory in the channel that is subject to such pricing actions.
Research and Development Costs
Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.
80  - Plantronics

part ii
Advertising Costs
Plantronics expenses all advertising costs as incurred. Advertising expense for the years ended March 31, 2004, 2005 and 2006 was $5.2 million, $7.8 million and $16.0 million, respectively.
Income Taxes
Plantronics is subject to income taxes both in the United States as well as in several foreign jurisdictions. Management must make certain estimates and judgments in determining income tax expense reported in the financial statements. These estimates effect the calculation of tax benefits and deductions, tax credits, and tax assets and liabilities which are generated from differences in the timing of when items are recognized for book purposes and when they are recognized for tax purposes.
Plantronics’ effective tax rate differs from the statutory rate due to the impact of foreign operations, tax credits, state taxes, purchase accounting, and other factors. Its future effective tax rates could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change in management’s estimates of future taxable income which results in a valuation allowance being required; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what management originally provided. Management assesses the probability of adverse outcomes from tax examinations regularly to determine the adequacy of the reserve for income taxes.
Plantronics accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized. As of March 31, 2006, management believes that all of the deferred tax assets are recoverable; however, if there were a change in the Company’s ability to recover its deferred tax assets, the Company would be required to take a charge in the period in which management determined that recovery was not more likely than not. (See Note 17).
Earnings Per Share
Basic Earnings Per Share (“EPS”) is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period less common stock subject to repurchase. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the exercise of stock options. (See Note 18).
Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to income, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. Accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated as cash flow hedges and unrealized gains and losses related to the Company’s marketable securities.
AR 2006 -  81

Foreign Operations and Currency Translation
The functional currency of Plantronics’ manufacturing operations and design center in Tijuana, Mexico, foreign research and development facilities, and foreign sales and marketing offices, except for the Netherlands entity, is the local currency of the respective operations. For these foreign operations, the Company translates assets and liabilities into U.S. dollars using period-end exchange rates in effect as of the balance sheet date and translates revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheets.
The functional currency of the Company’s European finance, sales and logistics headquarters in the Netherlands, sales office, warehouse and distribution center in Hong Kong, and manufacturing facilities in Suzhou and Dongguan, China, is the U.S. dollar. For these foreign operations, assets and liabilities are re-measured at the period-end or historical rates as appropriate. Revenues and expenses are re-measured at average monthly rates. Currency transaction gains and losses are recognized in current operations.
Pro Forma Effects of Stock-Based Compensation
SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of awards granted. Plantronics has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided in SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”
Had compensation expense for the Company’s stock option and stock purchase plans been determined based on a fair value method as prescribed by SFAS 123, the Company’s net income and net income per share would have been as follows:

Fiscal Year Ended March 31,
(in thousands, except per share amounts)	2004	2005	2006

Net income—as reported	$62,279	$97,520	$81,150
Add stock-based employee compensation expense, net of tax effect, included in net income	—	121	748
Less stock based compensation expense determined under fair value based method, net of taxes	(14,484)	(35,278)	(11,967)

Net income—pro forma	$47,795	$62,363	$69,931

Basic net income per share—as reported	$1.39	$2.02	$1.72
Basic net income per share—pro forma	$1.06	$1.29	$1.48
Diluted net income per share—as reported	$1.31	$1.92	$1.66
Diluted net income per share—pro forma	$1.00	$1.23	$1.43
82  - Plantronics

part ii
The impact on pro forma net income and net income per share in the table above may not be indicative of the effect in future years as options typically vest over several years, and Plantronics continues to grant stock options to new and current employees.
The following table sets forth the assumptions used in determining the estimated fair value of stock-based awards and the resulting estimated fair value of the awards:

							Employee Stock
	Employee Stock Options						Purchase Plan

Fiscal Year Ended March 31,	2004		2005		2006		2004		2005		2006

Expected dividend yield	0.0%		0.5%		0.7%		0.0%		0.5%		0.6%
Expected life (in years)	6.0		5.1		4.9		0.5		0.5		0.5
Expected volatility	56.0%		58.2%		53.1%		38.5%		33.4%		34.0%
Risk-free interest rate	3.2%		3.4%		4.2%		1.0%		2.4%		4.4%
Weighted-average fair value	$14.8	1	$20.7	0	$14.7	9	$4.6	1	$7.0	7	$8.67
Volatility represents the measure of the amount by which a stock price is expected to fluctuate over the expected life of the option. The higher the volatility, the more the returns on the stock can be expected to vary. The risk free interest rate is the rate on a U.S. Treasury bill or bond that approximates the expected life of the option.
On March 8, 2005, Plantronics accelerated the vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s stock plans that have exercise prices per share of $38.19 or higher. Options to purchase approximately 1.5 million shares of the company’s common stock became fully vested and exercisable immediately. In addition, in order to prevent unintended personal benefits to executive officers and directors, restrictions are imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option prior to the earlier of the original vesting date of the option or the individual’s termination of employment.
The Company believes that the acceleration of the vesting was in the best interest of stockholders as it will enable the Company to avoid recognizing in its statement of operations compensation expense associated with the options in future periods, primarily when the Company adopts FASB Statement No. 123R “Share-Based Payment” in the first quarter of fiscal 2007.
Concentration of Risk
Financial instruments that potentially subject Plantronics to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade receivables. Plantronics’ investment policies for cash limit investments to those that are short-term and low risk and also limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy. Cash equivalents have a maturity when purchased, of three months or less; marketable securities have a maturity, when purchased, of greater than three months. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets. Plantronics performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. We maintain an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.
AR 2006 -  83

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
Other Guarantees and Obligations
As permitted and/or required under Delaware law and to the maximum extent allowable under that law, Plantronics has agreements whereby it indemnifies its current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at Plantronics’ request in such capacity. These indemnifications are valid as long as the director or officer acted in good faith and in a manner that a reasonable person believed to be in, or not opposed to, the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits Plantronics’ exposure and enables Plantronics to recover a portion of any future amounts paid. As a result of its insurance policy coverage, Plantronics believes the estimated fair value of these indemnification obligations is not significant.
As is customary in Plantronics’ industry, as provided for in local law in the U.S. and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of Plantronics’ products. From time to time, Plantronics indemnifies customers against combinations of loss, expense, or liability arising from various trigger events relating to the sale and the use of Plantronics’ products and services. In addition, Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In Plantronics’ experience, claims made under these indemnifications are rare and the associated estimated fair value of the liability is not material.
3.  Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). This staff position provides guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. In fiscal 2006, management determined that no cash would be repatriated from off-shore subsidiaries under the provisions in the American Jobs Creation Act of 2004.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123R is effective for all annual periods beginning after June 15, 2005 and addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R.
84  - Plantronics

part ii
Plantronics will adopt SFAS No. 123R in the first quarter of fiscal 2007. This adoption is expected to have a significant adverse impact on the Company’s operating results. The pro forma information in Note 2 of our Consolidated Financial Statements presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Plantronics will recognize compensation cost for stock-based awards issued after March 31, 2006 on a straight-line basis over the requisite service period for the entire award.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and SFAS No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2007. The Company’s results of operations and financial condition will only be impacted following the adoption of SFAS 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.
4.  Acquisitions
Altec Lansing Technologies, Inc.
On August 18, 2005, Plantronics completed the acquisition of 100% of the outstanding shares of Altec Lansing Technologies, Inc., a privately-held Pennsylvania corporation (“Altec Lansing”) for a cash purchase price including acquisition costs of approximately $165 million. The Company paid for the acquisition by drawing down $45.0 million on its credit facility and the remainder was paid using its cash and cash equivalents and short-term investments. Altec Lansing, headquartered in Milford, PA, has a manufacturing plant in Dongguan, China, and sales offices in the U.S., Europe, and Asia. Altec Lansing has approximately 1,400 employees. See Note 22 for a description of Altec Lansing’s business.
The results of operations of Altec Lansing have been included in Plantronics’ consolidated results of operations subsequent to the acquisition on August 18, 2005.
The accompanying condensed consolidated financial statements reflect the purchase price of approximately $165 million, consisting of cash and other costs directly related to the acquisition as follows:

(in thousands)

Paid to Altec Lansing	$154,273
Payment of Altec Lansing pre-existing debt	9,906
Direct acquisition costs	947

Total cash consideration	$165,126

AR 2006 -  85

The fair values of the intangible assets acquired were estimated with the assistance of an independent valuation firm.
The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value at
(in thousands)	August 18, 2005

Total cash consideration	$165,126
Less cash balance acquired	7,494

157,632
Allocated to:
Prepaid compensation	1,067
Inventory	29,640
Other current assets	18,370
Property, plant, and equipment, net	9,322
Identifiable intangible assets	108,300
Deferred tax assets	3,447
Current liabilities assumed	(30,341)
Deferred tax liability	(46,036)

Goodwill	$63,863

Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. Goodwill arises as a result of, among other factors, future unidentified new products, new technologies and new customers as well as the implicit value of future cost savings as a result of the combining of entities. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not amortized but tested at least annually for impairment at the reporting unit level. In the fourth quarter of fiscal 2006, management completed the annual impairment test, which indicated that there was no impairment. (See Note 5).
The goodwill arising from this acquisition is not deductible for tax purposes under Internal Revenue Code Section 197.
The fair value and remaining useful lives of identifiable intangible assets acquired were estimated with the assistance of an independent appraiser and in accordance with SFAS No. 141 “Business Combinations,” SFAS No. 142, and FASB Interpretation No. 4: Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.
86  - Plantronics

part ii
The fair value and estimated useful lives (amortization period) of identifiable intangible assets acquired are as follows:

(In thousands)	Fair Value	Amortization Period

Existing technology	$25,000	6 years
OEM relationships	700	7 years
Customer relationships	17,600	8 years
Trade name—inMotion	5,000	8 years
Trade name—Altec Lansing	59,100	Not amortized
In-process technology	900	Fully expensed in the second fiscal quarter of 2006

Total	$108,300

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
The fair value of customer relationships with OEMs and non-OEMs, which includes major retailers and distributors, was calculated based on the present value of the future estimated cash flows that can be attributed to the existing OEM and non-OEM customer relationships applying a 19% discount rate. Based on historical attrition rates and technological obsolescence, the useful life of the customer relationships was estimated to be seven years for OEM customer relationships and eight years for non-OEM customer relationships and is being amortized on a straight-line basis to selling, general and administrative expense.
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
In-process technology involves products which fall under the definitions of research and development as defined by SFAS No. 2, “Accounting for Research and Development Costs.” Altec Lansing’s in-process technology products were at a stage of development that required further research and development to reach technological feasibility and commercial viability. The fair value was calculated based on the present value of the future estimated cash flows applying a 15% discount rate, and adjusted for the estimated cost to complete and the risk of not achieving technological feasibility. Because the in-process technology, which has been valued at $0.9 million, was not yet complete, there was risk that the developments would not be completed; therefore, this amount was immediately expensed at acquisition to research, development and engineering expense.
AR 2006 -  87

The unaudited pro forma information set forth below represents the revenues, net income and earnings per share of the Company including Altec Lansing as if the acquisition were effective as of the beginning of the periods presented and includes certain pro forma adjustments, including the amortization expense of acquired intangible assets, interest income to reflect net cash used for the purchase, and the related income tax effects of these adjustments. Plantronics has excluded non-recurring items consisting of the amortization of the capitalized manufacturing profit and the immediate write-off of the in-process technology asset. The acquisition is included in the Company’s financial statements from the date of acquisition.
The unaudited pro forma information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.
Pro forma

Fiscal Year Ended March 31,
(in thousands except per share data)	2005	2006

Net revenues	$688,971	$806,893
Operating income	$137,967	$118,922
Net income	$105,713	$84,107
Basic net income per common share	$2.19	$1.78
Diluted net income per common share	$2.08	$1.72
As Reported

Fiscal Year Ended March 31,
(in thousands except per share data)	2005	2006

Net revenues	$559,995	$750,394
Operating income	$126,621	$110,362
Net income	$97,520	$81,150
Basic net income per common share	$2.02	$1.72
Diluted net income per common share	$1.92	$1.66
Octiv, Inc.
On April 4, 2005, Plantronics completed the acquisition of 100% of the outstanding shares of Octiv, Inc., (“Octiv”), a privately held company, for $7.8 million in cash pursuant to the terms of an Agreement and Plan of Merger dated March 28, 2005. Octiv’s name was changed to Volume Logictm, Inc. (“Volume Logic”) and merged into the Company subsequent to the acquisition.
Octiv was founded in 1999 by a group of audio professionals who developed a core audio technology to solve the problem of inconsistent volume levels and sound quality common to many forms of audio delivery. A variety of markets currently use Octiv’s Volume Logic technology, including home entertainment, digital music libraries, professional broadcast and the hearing impaired. The Octiv acquisition provides core technology to improve audio intelligibility in the Company’s products.
The results of operations of Volume Logic have been included in Plantronics’ consolidated results of operations beginning on April 4, 2005. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.
88  - Plantronics

part ii
The accompanying condensed consolidated financial statements reflect the purchase price of $7.8 million, consisting of cash, and other costs directly related to the acquisition as follows:

(in thousands)	Fair Value at March 28, 2005

Purchase price, net of cash acquired	$7,430
Direct acquisition costs	373

Total consideration	$7,803

The fair values of the intangible assets acquired were estimated with the assistance of an independent valuation firm. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Fair Value at April 4, 2005

Total cash consideration	$7,803
Less cash balance acquired	42

7,761
Allocated to:
Current assets, excluding cash acquired	103
Property, plant and equipment	72
Existing technologies	4,500
Deferred tax assets	3,300
Current liabilities assumed	(332)
Deferred tax liability	(1,710)

Goodwill	$1,828

Acquired intangible assets are comprised of developed technologies, which are being amortized over their estimated useful lives of ten years. Goodwill, representing the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not amortized; however, it is reviewed annually for impairment at the reporting unit level or more frequently if impairment indicators arise, in accordance with SFAS No. 142. In the fourth quarter of fiscal 2006, Plantronics completed the annual impairment test, which indicated that there was no impairment. (See Note 5)
The goodwill arising from this acquisition is not deductible for tax purposes under Internal Revenue Code Section 197.
AR 2006 -  89

5.	Goodwill
The changes in the carrying value of goodwill during the fiscal years ended March 31, 2005 and 2006 by segment were as follows:

	Audio	Audio
	Communications	Entertainment
(in thousands)	Group	Group	Consolidated

Balance at March 31, 2004	$9,386	$—	$9,386
Carrying value adjustments	—	—	—

Balance at March 31, 2005	9,386	—	9,386
Goodwill acquired in the Octiv acquisition	2,176		2,176
Goodwill acquired in the Altec Lansing acquisition		42,403	42,403
Deferred tax adjustment related to Altec Lansing tradename		24,083	24,083
Other adjustments to deferred taxes, acquired assets and assumed liabilities, and acquistion costs	(348)	(2,623)	(2,971)

Balance at March 31, 2006	$11,214	$63,863	$75,077

Adjustments to goodwill during the fiscal year ended March 31, 2006 relate to the acquisitions of Octiv and Altec Lansing.
In the Audio Communications Group, management recorded certain purchase accounting adjustments relating to deferred tax assets and estimated liabilities assumed as permitted under SFAS 141, which allows for adjustments to the estimated fair value of assets acquired and liabilities assumed within one year of the acquisition. (See Note 4).
In the Audio Entertainment Group, management recorded a $24.1 million deferred tax liability associated with the Altec Lansing tradename during the fourth quarter of fiscal 2006, which increased goodwill by the same amount. In addition, management adjusted goodwill to reflect changes in estimates of acquisition costs, changes to estimated fair values for assets acquired and liabilities assumed, and changes to deferred taxes.
In accordance with SFAS No. 142, Plantronics reviews goodwill at the reporting unit level for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have occurred. In the fourth quarter of fiscal 2006, Plantronics completed the annual impairment test, which indicated that there was no impairment. There were also no events or changes in circumstances during the fiscal year ended March 31, 2006, which triggered an impairment review.
90  - Plantronics

part ii

6.	Intangibles
The aggregate amortization expense relating to intangible assets for fiscal 2004, 2005 and 2006 was $0.7 million, $0.7 million and $6.5 million, respectively. The following tables present information on acquired intangible assets:

	Gross
	Carrying	Accumulated	Net	Useful
March 31, 2005 (in thousands)	Amount	Amortization	Amount	Life

Technology	$2,460	$(1,389)	$1,071	7 years
State contracts	1,300	(604)	696	7 years
Patents	1,420	(470)	950	7 years
Customer lists	533	(533)	—	3 years
Trademarks	300	(139)	161	7 years
Non-compete agreements	200	(130)	70	5 years

Total	$6,213	$(3,265)	$2,948

	Gross	Accumulated	Net	Useful
March 31, 2006 (in thousands)	Amount	Amortization	Amount	Life

Technology	$31,500	$(4,268)	$27,232	6-10 years
In-process technology	900	(900)	—	Immediate
State contracts	1,300	(789)	511	7 years
Patents	1,420	(674)	746	7 years
Customer relationships	17,600	(1,375)	16,225	8 years
Trademarks	300	(182)	118	7 years
Tradename—inMotion	5,000	(391)	4,609	8 years
Tradename—Altec Lansing	59,100	—	59,100	Indefinite
OEM relationships	700	(63)	637	7 years
Non-compete agreements	200	(170)	30	5 years

Total	$118,020	$(8,812)	$109,208

Estimated amortization expense

Fiscal Year Ending March 31, (in thousands)

2007	$8,289
2008	8,259
2009	8,105
2010	7,644
2011	7,602
Thereafter	10,209

Total estimated amortization expense	$50,108

AR 2006 -  91

7.	Details of Certain Balance Sheet Accounts

March 31, (in thousands)	2005	2006

Accounts receivable, net:
Accounts receivable	$110,324	$144,989
Less: provisions for returns, promotions and rebates	(18,946)	(21,615)
Less: allowance for doubtful accounts	(3,820)	(5,366)

	$87,558	$118,008

Inventory, net:
Purchased parts	$23,613	$32,063
Work in process	1,590	3,787
Finished goods	34,998	70,032

	$60,201	$105,882

Property, plant and equipment, net:
Land	$6,161	$8,491
Buildings and improvements (useful life 7-30 years)	29,752	54,339
Machinery and equipment (useful life 2-10 years)	72,773	103,295
Construction in progress	10,009	10,195

	118,695	176,320
Less: accumulated depreciation	(58,950)	(82,446)

	$59,745	$93,874

Accrued liabilities:
Employee benefits	$17,477	$19,670
Accrued advertising and sales and marketing	2,705	5,084
Warranty obligation	5,970	6,276
Accrued losses on hedging instruments	2,523	318
Accrued other	11,100	11,733

	$39,775	$43,081

8.	Short Term Investments
At March 31, 2005 and 2006, all of the Company’s short term investments were classified as available-for-sale and are carried at fair value based upon quoted market prices at the end of the reporting period. The taxable equivalent interest rates realized on these investments averaged 2.5% and 3.7% in fiscal 2005 and 2006, respectively.
92  - Plantronics

part ii
The following table presents the Company’s short-term investments at March 31, 2005 and 2006.

	Short-Term Investments

	Cost	Unrealized	Unrealized	Accrued	Fair
(in thousands)	Basis	Gain	Loss	Interest	Value

Balances at March 31, 2005
Auction rate certificates	$146,650	$—	$—	$720	$147,370
Auction rate preferred	5,000	—	—	1	5,001
Municipal bonds	7,995	—	(15)	64	8,044
Government agency bonds	4,000	—	(9)	10	4,001

Total Short-Term Investments	$163,645	$—	$(24)	$795	$164,416

Short-Term Investments

	Cost	Unrealized	Unrealized	Accrued	Fair
(in thousands)	Basis	Gain	Loss	Interest	Value

Balances at March 31, 2006
Auction rate certificates	$8,000	$—	$—	$29	$8,029
Auction rate preferred	—	—	—	—	—
Municipal bonds	—	—	—	—	—
Government agency bonds	—	—	—	—	—

Total Short-term investments	$8,000	$—	$—	$29	$8,029

Plantronics considers investments maturing between three and twelve months from the date of purchase as short-term investments. Also included in short-term investments are auction rate securities whose reset dates may be less than three months, however the underlying security’s contractual maturity is greater than three months. As the Company views all securities as representing the investment of funds available for current operations, the short-term investments are classified as current assets. All of the investments are held in Plantronics’ name at a limited number of major financial institutions.
Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholder’s equity. If these investments are sold at a loss or are considered to have a decline in value other than temporary, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. Plantronics did not incur any realized gains or losses in the years ended March 31, 2004, 2005, and 2006 as all securities were held to maturity in the respective years.
Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, management does not consider these debt securities to be other-than-temporarily impaired at March 31, 2006.

9.	Bank Line of Credit
Plantronics has a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%. The line of credit expires on August 1, 2010. At March 31, 2006, $22.0 million was outstanding on this line of credit and $2.1 million committed under the letter of credit sub-facility. At March 31, 2005, Plantronics had not drawn against the line of credit and had $2.1 million committed under the letter of credit sub-facility.
AR 2006 -  93

Borrowings under the line are subject to certain financial covenants and restrictions that materially limit the Company’s ability to incur additional debt and pay dividends, among other matters. Plantronics is currently in compliance with the covenants under this agreement.

10.	Long-Term Liability
The $1.5 million long-term liability at March 31, 2006 relates to a long term incentive plan for certain executives and a deferred compensation plan for five former employees of the Audio Entertainment Group. Final payment of the long-term incentive plan will be made by the third quarter of fiscal 2008. Certain amounts under the deferred compensation plan will be paid out of the deferred compensation plan over a 10 year period when the former employees reach the age of 65.
The $2.9 million long-term liability at March 31, 2005 represents the long-term portion of a $6 million international tax liability, which has been subsequently reclassed to current liabilities as it will be paid within one year.

11.	Foreign Currency Derivatives

Fair Value Hedges
Plantronics enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. At each reporting period, the fair value of the Company’s forward contracts is recorded on the balance sheet, and any fair value adjustments are recorded in the statements of operations.
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
As of March 31, 2006 Plantronics had foreign currency forward contracts of €15.8 million denominated in Euros. As of March 31, 2005 Plantronics had foreign currency forward contracts of € 4.6 million and £1.2 million denominated in Euros and Great British Pounds, respectively. These forward contracts hedge against a portion of our foreign currency-denominated receivables, payables and cash balances.
The following table summarizes the Company’s net fair value currency position, and approximate U.S. dollar equivalent, at March 31, 2006 (local currency and dollar amounts in thousands):

	Local	USD
	Currency	Equivalent	Position	Maturity

EUR	15,800	$19,209	Sell Euro	1 month
Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.9 million and $0.03 million in fiscal 2004 and 2005, respectively, and a net loss of $1.2 million in fiscal 2006.
Cash Flow Hedges
Beginning in fiscal 2004, Plantronics expanded its hedging activities to include a hedging program to hedge the economic exposure from anticipated Euro and Great British Pound denominated sales from the Audio Communications Group. It periodically hedges these foreign currency anticipated sales transactions with currency options. These transactions are designated as cash flow hedges. The effective
94  - Plantronics

part ii
portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of operations immediately. On a monthly basis, Plantronics enters into option contracts with a one-year term. It does not purchase options for trading purposes. As of March 31, 2006, the Company had foreign currency put and call option contracts of approximately €45.2 million and £19.6 million. As of March 31, 2005, it had foreign currency put and call option contracts of approximately € 43.1 million and £14.9 million. Collectively, the Company’s option contracts are collars to hedge against a portion of its anticipated foreign denominated sales.
In fiscal 2005, Plantronics entered into forward exchange contracts to hedge against a portion of its forecasted foreign denominated construction costs of its manufacturing and design center in Suzhou, China. At March 31, 2006, Plantronics did not have any outstanding forward foreign exchange contracts for the Chinese Yuan (CNY) as the construction of the manufacturing and design center was completed; all contracts were settled at maturity in the fourth quarter of fiscal 2006. Plantronics had hedged these forecasted transactions with forward currency contracts that mature in less than one year. These transactions were designated as cash flow hedges. The effective portion of the hedge gain or loss was initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affected earnings. Any ineffective portions of related gains or losses were immediately recorded in the statements of operations.
As of the acquisition date, Altec Lansing had hedged a fixed amount of its Euro denominated receivable balance. Altec Lansing entered into forward contracts where it would deliver Euros at fixed rates through until the end of the third quarter of fiscal 2006. Open contracts at month end were marked to market and the gain or loss was immediately included in earnings. Altec Lansing did not purchase options for trading purposes. As of March 31, 2006, no forward contracts remained outstanding.
The following table summarizes Plantronics’ cash flow hedging positions.

	Balance Sheet	Statement of Operations

	Accumulated Other		Other Income
March 31, 2005 (in thousands)	Comprehensive Income (loss)	Net Revenues	and Expenses

Realized loss on closed transactions	$—	$(2,848)	$—
Recognized but unrealized loss on open transactions	(1,615)	—	—

	$(1,615)	$(2,848)	$—

AR 2006 -  95

	Balance Sheet	Statement of Operations

	Accumulated Other		Other Income
March 31, 2006 (in thousands)	Comprehensive Income (loss)	Net Revenues	and Expenses

Realized gain on closed transactions	$—	$2,182	$—
Recognized but unrealized gain on open transactions	1,567	—	—

	$1,567	$2,182	$—

12.    Capital Stock
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

13.	Share Repurchase Program
During the year ended March 31, 2006, the Board of Directors authorized the repurchase of 2,000,000 shares of common stock under our 16th and 17th repurchase programs. Plantronics purchased 2,197,500 shares of the Company’s common stock in the open market at a total cost of $70.4 million and an average price of $32.03 per share. Through employee benefit plans, Plantronics reissued 146,059 shares for proceeds of $4.3 million. As of March 31, 2006, there were 175,000 remaining shares authorized for repurchase.
During the year ended March 31, 2005, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under our 15th repurchased programs. Plantronics purchased 770,100 shares of the Company’s common stock in the open market at a total cost of $28.5 million and an average price of $36.96 per share. Through the Company’s employee benefit plans, Plantronics reissued 118,752 shares for proceeds of $3.9 million. As of March 31, 2005, there were 372,500 remaining shares authorized for repurchase.

14.	Cash Dividends
In the second quarter of fiscal 2005, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share resulting in $7.3 million of total dividend payments in fiscal 2005. In fiscal 2006, we paid $9.5 million in dividend payments.
The actual declaration of future dividends and the establishment of record and payment dates is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of the Company’s financial performance.
Under Plantronics’ current credit facility agreement, the Company has the ability to declare dividends so long as the aggregate amount of all such dividends declared or paid and common stock repurchased or redeemed in any four consecutive fiscal quarter periods shall not exceed 75% of the amount of cumulative consolidated net income in the eight consecutive fiscal quarter periods ending with the fiscal quarter immediately preceding the date as of which the applicable distributions occurred. Plantronics is currently in compliance with the covenants and the dividend provision under this agreement.
96  - Plantronics

part ii
On May 2, 2006, Plantronics announced that the Company’s Board of Directors had declared the Company’s eighth quarterly cash dividend of $0.05 per share of the Company’s common stock, payable on June 9, 2006 to stockholders of record on May 19, 2006.

15.	Stock Option Plans and Stock Purchase Plans
EMPLOYEE STOCK PLAN. In June 2003, the Board of Directors and stockholders approved the Plantronics Inc. Parent Corporation 2003 Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, 3,300,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were cumulatively reserved since inception for issuance to employees, directors and consultants of Plantronics, as approved by the Compensation Committee of the Board of Directors and the Stock Option Plan Committee (comprised of the CEO and a representative of the Finance, Human Resources and Legal departments). Under the 2003 Stock Plan, the Company may not grant more than 20% of the 1,000,000 shares initially reserved for issuance as Restricted Stock Awards and Restricted Stock Units. On July 21, 2004, 1,000,000 shares were added to the plan, of which no more than 20% may be granted as Restricted Stock Awards, Restricted Stock Units and Stock Appreciation Rights. On July 21, 2005, 1.3 million shares were added to the plan and may only be used for the grant of the Stock Options. The 2003 Stock Plan has a term of 10 years (unless amended or terminated earlier by the Board of Directors), provides for incentive stock options as well as nonqualified stock options to purchase shares of common stock, and is due to expire in September 2013.
Under the existing Employee Stock Option Plan, incentive stock options may not be granted at less than 100% of the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and the option term may not exceed 7 years. Incentive stock options granted to a 10% stockholder may not be granted at less than 110% of the estimated fair market value of the common stock at the date of grant and the option term may not exceed five years. All stock options granted on or after May 16, 2001, may not be granted at less than 100% of the estimated fair market value of the Company’s common stock at the date of grant.
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
AR 2006 -  97

non-employee directors of Plantronics. The Directors’ Option Plan provides that each non-employee director shall be granted an option to purchase 12,000 shares of common stock at the date on which the person becomes a new director. Annually thereafter, each continuing non-employee director shall be automatically granted an option to purchase 3,000 shares of common stock. At the end of fiscal years 2005 and 2006, options for 135,000 and 90,000 shares of common stock, respectively, were outstanding under the Directors’ Option Plan. All options were granted at fair market value and generally vest over a four-year period. The ability to grant new options under the Directors’ Option Plan expired by its terms in September 2003, and Directors may participate in the 2003 Stock Option Plan.
Stock option activity under the 1993 and 2003 Employee Stock Option Plans and the Directors’ Option Plan (“Shareholder Approved Plans”) are as follows:

		Options Outstanding

			Weighted
	Shares		Average
	Available		Exercise
	for Grant	Shares	Price

Balance at March 31, 2003	1,692,449	11,009,408	$19.22
Options authorized	1,000,000	—	—
Plan shares expired	(270,445)	—	—
Options granted	(2,008,098)	2,008,098	26.73
Options exercised	—	(3,907,112)	16.36
Options cancelled	419,844	(419,844)	23.68

Balance at March 31, 2004	833,750	8,690,550	22.01
Options authorized	1,000,000	—	—
Plan shares expired	(282,256)	—	—
Options granted	(1,533,450)	1,533,450	40.17
Restricted stock awards granted	(60,500)	—	—
Options exercised	—	(1,429,696)	19.62
Options cancelled	310,941	(310,941)	23.93

Balance at March 31, 2005	268,485	8,483,363	25.62
Options authorized	1,300,000
Plan shares expired	(200,287)
Options granted	(886,350)	886,350	30.74
Restricted stock awards granted	(271,250)
Options exercised		(884,531)	19.42
Options cancelled	337,210	(337,210)	30.59

Balance at March 31, 2006	547,808	8,147,972	$26.64

Exercisable at March 31, 2006		5,828,022	$26.98

In August 2005, the Board of Directors reserved 145,000 shares for the issuance of stock awards to Altec Lansing employees (the “Inducement Plan”). Subsequent to the Altec Lansing acquisition, the Company granted 129,000 stock options to purchase shares of common stock at a weighted average exercise price of $33.49, which was equal to the fair value of the underlying stock on the grant date. The Company also issued 5,000 shares of restricted stock to Altec Lansing employees with a purchase price of $0.01 per share under the Inducement Plan. At March 31, 2006, the remaining shares of common stock under the Inducement Plan were not available for future grants as the reservation of such shares was subsequently canceled.
98  - Plantronics

part ii
The following table summarizes the total stock options outstanding as of March 31, 2006.

	Shares	Stock
	Available	Options
	for Grant	Outstanding

Shareholder approved plans	547,808	8,147,972
Inducement plan	—	129,000

Total at March 31, 2006	547,808	8,276,972

Total options exercisable at March 31, 2006		5,828,022

Options outstanding grouped by exercise price at March 31, 2006 and related weighted average prices and lives are as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	as of	Remaining	Average	as of	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
Range of Exercise Price	2006	Life	Price	2006	Price

$ 6.15-17.49	2,058,674	4.86	$15.11	1,612,614	$14.84
$17.53-25.78	2,162,309	5.47	22.90	1,547,494	22.31
$25.84-33.49	1,667,790	6.42	28.36	619,726	28.30
$33.50-40.48	2,103,580	5.30	38.40	1,763,569	38.87
$40.59-55.13	284,619	5.19	44.68	284,619	44.68

$ 6.15-55.13	8,276,972	5.46	$26.75	5,828,022	$26.98

EMPLOYEE STOCK PURCHASE PLAN. On June 10, 2002, the Board of Directors of Plantronics approved the 2002 Employee Stock Purchase Plan (the “2002 ESPP”), which was approved by the stockholders on July 17, 2002, to provide certain employees with an opportunity to purchase common stock through payroll deductions. The plan qualifies under Section 423 of the Internal Revenue Code. Under the 2002 ESPP, which is effective through June 2012, the purchase price of Plantronics’ common stock is equal to 85% of the lesser of the fair market value of Plantronics’ common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. Each offering period is six months long.
There were 48,472, 71,498 and 91,886 shares issued under the ESPP in fiscal 2004, 2005 and 2006, respectively.

16.	Restricted Common Stock Awards
During fiscal 2005 and 2006, Plantronics issued restricted stock awards, representing an aggregate of 60,500 and 276,250 shares, respectively in accordance with the amended and restated 2003 Stock Plan, for which the exercise price payable by employees is $0.01 per share. Compensation cost for restricted stock awards is recognized in an amount equal to the fair value of the award at the date of grant, which totaled $2.4 million and $7.5 million, in fiscal years 2005 and 2006, respectively. Such expense is recorded on a straight-line basis over the vesting period of the award, unless forfeited in the event of termination of employment, with the offsetting entry to additional paid-in capital. Compensation
AR 2006 -  99

expense relating to these restricted stock awards was $0.2 million and $1.2 million for fiscal 2005 and 2006, respectively. Plantronics did not issue any restricted common stock in fiscal 2004.

17.	Income Taxes
Income tax expense for the fiscal years 2004, 2005 and 2006 consisted of the following:

Fiscal Year Ended March 31, (in thousands)	2004	2005	2006

Current:
Federal	$8,255	$24,511	$26,789
State	833	2,095	4,221
Foreign	6,374	5,580	5,860

Total current provision for income taxes	15,462	32,186	36,870
Deferred:
Federal	7,851	584	(4,042)
State	20	62	(1,328)
Foreign	887	8	(96)

Total deferred provision for income taxes	$8,758	$654	$(5,466)

Provision for income taxes	$24,220	$32,840	$31,404

The following is reconciliation between statutory federal income taxes and the total provision for income taxes:

Fiscal Year Ended March 31, (in thousands)	2004	2005	2006

Tax expense at statutory rate	$30,275	$45,626	$39,394
Foreign operations taxed at different rates	(2,562)	(11,089)	(9,962)
State taxes, net of federal benefit	833	2,095	2,063
Research and development credit	(940)	(1,257)	(1,243)
Net favorable tax contingency adjustments	(2,700)	(694)	—
Other, net	(686)	(1,841)	1,152

Provision for income taxes	$24,220	$32,840	$31,404

The effective tax rate for the fiscal years 2004, 2005 and 2006 was 28.0%, 25.2% and 27.9%, respectively.
Plantronics’ effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors. Its future effective tax rates could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change in management’s estimates of future taxable income which results in a valuation allowance being required; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what management originally provided. Management assesses the probability of adverse outcomes from tax examinations regularly to determine the adequacy of the reserve for income taxes.
100  - Plantronics

part ii
In the second quarter of fiscal 2006, Plantronics acquired Altec Lansing and recorded deferred tax liabilities for the difference between the book and tax bases that relate to certain acquired tangible and intangible assets. The balance of these deferred tax liabilities at the end of fiscal 2006 was $41.9 million of which $24.1 million is due to the indefinite lived intangible trade name of Altec Lansing, which is not being amortized. A deferred tax asset was also recorded in connection with the acquisition of Octiv for the federal and California net operating loss deductions acquired. The deferred tax asset represents the amount available after the IRC §382 loss limitation was applied. The federal loss will expire in fiscal year 2025 and the California net operating loss will expire in fiscal year 2015.
In fiscal 2006 compared to fiscal 2005, the tax rate was negatively impacted by the acquisition of Altec Lansing, which has a higher tax rate than Plantronics. However, the rate was impacted favorably in the fourth quarter of fiscal 2006 by additional incentives received under the Maquiladora program in Mexico and tax credits received for the expansion of our research and development in Mexico.
In fiscal 2004 and 2005, the successful completion of routine tax audits and the expiration of certain statutes of limitations resulted in favorable tax adjustments of $2.7 million and $3.4 million, respectively. Partially offsetting the $3.4 million favorable tax adjustments in 2005 was a write-off of $2.7 million relating to a tax asset that was recorded in connection with the leveraged buy-out that occurred in September of 1988. Management and the Audit Committee evaluated this write-off and determined that it was immaterial to prior years’ reported results and to the fiscal 2005 results, so the adjustment was included in income tax expense in fiscal 2005. The net of the favorable tax adjustments of $3.4 million and the $2.7 write-off was a favorable $0.7 million adjustment to income tax expense in the fourth quarter of fiscal 2005.
Tax reserves are established when, despite the Company’s belief that tax return positions are fully supportable, certain positions are subject to challenge and the Company may not successfully defend its position. These reserves, as well as the related interest, are adjusted in light of changing facts and circumstances; such as the progress of a tax audit. While it is difficult to predict the final outcome or timing of resolution of any particular tax matter, the Company believes that the reserves reflect the probable outcome of known tax contingencies.
On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Management evaluated opportunities to remit cash under the AJCA; however, it determined that the Company had alternative uses for the foreign cash overseas. Accordingly, the Company has not remitted any cash back to the United States under this provision.
Pre-tax earnings of Plantronics’ foreign subsidiaries were $29.0 million, $44.2 million and $45.6 million for fiscal years 2004, 2005 and 2006, respectively.
AR 2006 -  101

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

March 31,	2005	2006

Current assets:
Accruals and other reserves	$6,983	$11,904
Deferred state tax	156	351
Deferred foreign tax	894	154
Other deferred tax assets	642	—

	8,675	12,409

Non-current assets:
Net operating loss carryover	—	2,967
Other deferred tax assets	—	518

	—	3,485

Deferred tax assets	8,675	15,894

Non-current liabilities:
Deferred gains on sales of properties	(2,374)	(2,286)
Purchased intangibles	—	(43,498)
Unremitted earnings of certain subsidiaries	(3,064)	(3,064)
Other deferred tax liabilities	(2,671)	(2,883)

	(8,109)	$(51,731)

Net deferred taxes	$566	$(35,837)

18.	Computation of Earnings per Common Share
The following is a reconciliation of the numerators and denominators of basic and diluted EPS:

Fiscal Year Ended March 31,
(in thousands, except earnings per share)	2004	2005	2006

Net income	$62,279	$97,520	$81,150

Weighted average shares-basic	44,830	48,249	47,120
Effect of unvested restricted stock awards	—	24	19
Effect of Rabbi trust shares			15
Effect of employee stock options	2,662	2,548	1,634

Weighted average shares-diluted	$47,492	$50,821	$48,788

Earnings per share-basic	$1.39	$2.02	$1.72

Earnings per share-diluted	$1.31	$1.92	$1.66

Dilutive potential common shares include employee stock options. Outstanding stock options to purchase approximately 1.5 million, 0.7 million and 2.5 million shares of Plantronics’ stock at March 31, 2004,
102  - Plantronics

part ii
2005 and 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

19.	Product Warranty Obligations
Management provides for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product. The contractual terms may vary depending upon the geographic region in which the customer is located, the brand and type of product sold, and other conditions, which affect or limit the customers’ rights to return product under warranty. Where specific warranty return rights are given to customers, management accrues for the estimated cost of those warranties at the time revenue is recognized. Generally, warranties start at the delivery date and continue for one or two years, depending on the type, brand, and location in which the product was purchased. Where specific warranty return rights are not given to the customer but where the customers are granted limited rights of return or discounts in lieu of warranty, management records these rights of return or discounts as adjustments to revenue. In certain circumstances, the Company may sell product without warranty, and accordingly, no charge is taken for warranty. Factors that affect the warranty obligation include sales terms, which obligate the Company to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures. Management assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on the actual experience and changes in estimates of future return rates.
Changes in the warranty obligation, which are included as a component of accrued liabilities on the condensed consolidated balance sheets, are as follows:

(In thousands)

Warranty obligation at March 31, 2004	$6,795
Warranty provision relating to products shipped during the year	9,066
Deductions for warranty claims processed	(9,891)

Warranty obligation at March 31, 2005	5,970
Warranty provision relating to products shipped during the year	12,594
Deductions for warranty claims processed	(12,288)

Warranty obligation at March 31, 2006	$6,276

20.	Employee Benefit Plans
Subject to eligibility requirements, substantially all Audio Communication Group employees, with the exception of direct labor, participate in quarterly cash profit sharing plans. The profit sharing benefits are based on the Audio Communication Group’s results of operations before interest and taxes, adjusted for other items. The percentage of profit distributed to employees varies by location. The profit sharing is paid in four quarterly installments. Profit sharing payments are allocated to employees based on each participating employee’s base salary as a percent of all participants’ base salaries. Audio Communication Group employees in the U.S. may defer a portion of their profit sharing under the 401(k) plan.
The profit sharing plan provides for the distribution of 5% of quarterly profits to qualified employees. Total profit sharing payments were $5.2 million, $4.8 million and $3.8 million for fiscal 2004, 2005 and 2006, respectively.
AR 2006 -  103

The Audio Communications Group has a 401(k) plan that matches 50% of the first 6% of compensation and provides a non-elective company contribution equal to 3% of base salary. Total Audio Communication Group 401(k) contributions were $2.4 million, $2.5 million and $2.9 million in fiscal 2004, 2005 and 2006, respectively. The Audio Entertainment Group has a 401(k) plan that matches 50% of the first 4% of compensation. Total Audio Entertainment Group 401(k) contributions were $0.2 million from the acquisition date of August 18, 2006 through the March 31, 2006.

21.	Commitments and Contingencies
MINIMUM FUTURE RENTAL PAYMENTS. Plantronics leases certain equipment and facilities under operating leases expiring in various years through 2016. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2006 are as follows (in thousands):

Fiscal Year Ending March 31,

2007	$4,027
2008	3,453
2009	2,884
2010	1,582
2011	571
Thereafter	1,835

Total minimum future rental payments	$14,352

Total rent expense for operating leases was approximately $3.0 million, $3.4 million, and $4.6 million in fiscal 2004, 2005, and 2006, respectively.
EXISTENCE OF RENEWAL OPTIONS. Certain operating leases provide for renewal options for periods from one to three years. In the normal course of business, operating leases are generally renewed or replaced by other leases.
CLAIMS AND LITIGATION. Plantronics is presently engaged in various legal actions arising in the normal course of business. Management believes that it is unlikely that any of these actions will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

22.	Segments and Enterprise-Wide Disclosures
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the Company to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, the countries in which it earns revenues and holds assets, and major customers. The method for determining what information to report is based on the way that management has organized operating segments within the Company for making operating decisions and assessing financial performance.
Plantronics’ President and Chief Executive Officer (“the CEO”) is considered the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by information about revenues by product line and revenues by geographic region for
104  - Plantronics

part ii
purposes of making operating decisions and assessing financial performance. Financial information reviewed by management includes not only revenues by product line, but also gross profit analysis and operating income for the Audio Communications Group and Audio Entertainment Group. The Audio Communications Group represents the original Plantronics business as operated prior to the acquisition of Altec Lansing in the second quarter of fiscal 2006. The Audio Entertainment Group represents the Altec Lansing business, and certain research, development, and engineering initiatives, which commenced at the beginning of the first quarter of 2006. Only the results of the Altec Lansing business from the acquisition date of August 18, 2005 to March 31, 2006 are included in the Audio Entertainment Group segment, together with the above-mentioned research, development and engineering initiatives for which an entire year of expenses are included.
The results of the reportable segments are derived directly from our internal management reporting system. The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated Company.
Audio Communications Group
The Audio Communications Group designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired. With respect to headsets, it makes products for office and contact center use, use with mobile and cordless phones, and use with computers and gaming consoles. The following table presents net revenues by product group within the Audio Communications Group:

Fiscal Year Ended March 31, (in thousands)	2004	2005	2006

Net revenues from customers:
Office and contact center	$273,888	$366,335	$446,524
Mobile	92,330	125,262	119,333
Gaming and computer audio	23,701	39,804	35,656
Other specialty products	27,046	28,594	28,212

	$416,965	$559,995	$629,725

Audio Entertainment Group
The Audio Entertainment Group is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies. It offers computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones and microphones for personal digital media. Major product categories include portable audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players; powered audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; and personal audio (headphones) and interactive audio (headsets). Currently, all the revenues in the Audio Entertainment Group are derived from Altec Lansing products. Net revenues in the Audio Entertainment Group since the acquisition on August 18, 2005 were $120.7 million.
AR 2006 -  105

Segment Financial Data
Financial data for each reportable segment for the fiscal years ended March 31, 2004, 2005 and 2006 is as follows:

Revenues by Segment

Fiscal Year Ended March 31, (in thousands)	2004	2005	2006

Audio Communications Group	$416,965	$559,995	$629,725
Audio Entertainment Group	—	—	120,669

Consolidated net revenues	$416,965	$559,995	$750,394

Gross Profit by Segment

Fiscal Year Ended March 31, (in thousands)	2004	2005	2006

Audio Communications Group	$215,970	$288,458	$289,288
Audio Entertainment Group	—	—	36,966

Consolidated gross profit	$215,970	$288,458	$326,254

Operating Income by Segment

Fiscal Year Ended March 31, (in thousands)	2004	2005	2006

Audio Communications Group	$84,754	$126,621	$99,851
Audio Entertainment Group	—	—	10,511

Consolidated operating income	$84,754	$126,621	$110,362

The reconciliation of segment information to Plantronics’ consolidated net income is as follows:

Fiscal Year Ended March 31, (in thousands)	2004	2005	2006

Total operating income of segments	$84,754	$126,621	$110,362
Interest and other income (expense), net	1,745	3,739	2,192
Income tax expense	24,220	32,840	31,404

Consolidated net income	$62,279	$97,520	$81,150

106  - Plantronics

part ii

Assets by Segment

Fiscal Year Ended March 31, (in thousands)	2005	2006

Audio Communications Group	$487,929	$370,874
Audio Entertainment Group	—	241,375

Consolidated assets	$487,929	$612,249

Major Customers
No customer accounted for 10% or more of total net revenues for the fiscal year ended March 31, 2006, nor did any one customer account for 10% or more of accounts receivable at March 31, 2006.

Geographic Information
For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization. The following table presents net revenues and long-lived assets by geographic area:

Fiscal Year Ended March 31, (in thousands)	2004	2005	2006

Net sales from customers:
United States	$277,217	$375,530	$483,513
Europe, Middle East and Africa	102,926	135,030	178,315
Asia Pacific and Latin America	23,188	33,152	61,880
Canada and Other International	13,634	16,283	26,686

Total International	139,748	184,465	266,881

	$416,965	$559,995	$750,394

Property, plant and equipment, net:
United States	$24,129	$31,638	$43,049
China	—	5,719	21,562
Other countries	17,995	22,388	29,263

	$42,124	$59,745	$93,874

23.	Subsequent Event
On May 2, 2006, Plantronics announced that the Company’s Board of Directors had declared the Company’s eighth quarterly cash dividend of $0.05 per share of the Company’s common stock, payable on June 9, 2006 to stockholders of record on May 19, 2006.
AR 2006 -  107

management’s report on internal control over financial reporting
TO OUR STOCKHOLDERS:
Management of Plantronics, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of our Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may change over time.
We assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have excluded Altec Lansing from our assessment of internal control over financial reporting as of March 31, 2006 because it was acquired by the Company in a purchase business combination during fiscal year 2006. Altec Lansing is a wholly-owned subsidiary whose total assets and total revenue represent 39.4% and 16.1% of the related consolidated financial statement amounts as of and for the year ended March 31, 2006.
Based on our assessment of internal control over financial reporting, management has concluded that, as of March 31, 2006 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report appears herein.

/s/ Ken Kannappan Ken Kannappan President and Chief Executive Officer June 5, 2006	/s/ Barbara Scherer Barbara Scherer Senior Vice President—Finance & Administration and Chief Financial Officer June 5, 2006
108  - Plantronics

part ii
report of independent registered public accounting firm
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PLANTRONICS, INC.:
We have completed integrated audits of Plantronics Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 1, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at April 1, 2006 and April 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing immediately preceding this report, that the Company maintained effective internal control over financial reporting as of April 1, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2006 based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal
AR 2006 -  109

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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Altec Lansing, Inc. (Altec Lansing) from its assessment of internal control over financial reporting as of April 1, 2006 because it was acquired by the Company in a purchase business combination during fiscal year 2006. We have also excluded Altec Lansing from our audit of internal control over financial reporting. Altec Lansing is a wholly-owned subsidiary whose total assets and total revenues represent 39.4% and 16.1% respectively, of the related consolidated financial statement amounts as of and for the year ended April 1, 2006.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
June 2, 2006
110  - Plantronics

part ii
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Plantronic’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in internal control over financial reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.
We acquired Altec Lansing in August 2005. We have excluded the Altec Lansing business from the scope of our annual report on internal control over financial reporting as of March 31, 2006. The Altec Lansing business represents approximately 39.4% of our total assets at March 31, 2006, and approximately 16.1% of our net revenues for the year ended March 31, 2006.
We have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2006. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective.
PricewaterhouseCoopers, LLP has issued an attestation report on management’s assessment of our internal control over financial reporting. This report is on page 109 of this Form 10-K.
(b) Changes in Internal Control Over Financial Reporting
AR 2006 -  111

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting in the most recent quarter, we have excluded the Altec Lansing business. Material changes in internal control over financial reporting of the Altec Lansing business, if any, will be included in the first annual assessment of internal control over financial reporting as required, which will be at March 31, 2007.
See “Management’s Report on Internal Control Over Financial Reporting” on page 108 of this Form 10-K.
Item 9B. Other Information
None.
112  - Plantronics

part iii
Item 10. Directors and Executive Officers of the Registrant
The information regarding the identification and business experience of our directors under the captions “Nominees” and “Directors” under the main caption “Proposal One— Election of Directors” in our definitive 2006 Proxy Statement for the annual meeting of stockholders to be held on July 26, 2006 (“2006 Proxy Statement”), expected to be filed with the Securities and Exchange Commission on or about June 12, 2006 is incorporated in this Item 10 by reference. For information regarding the identification and business experience of our executive officers, see “Executive Officers” at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information regarding the standing audit committee and names of the financial expert(s) in the audit committee, under the caption “Audit Committee” under the main caption “Proposal One— Election of Directors” in our 2006 Proxy Statement is incorporated into this Item 10 by reference. Information concerning filing requirements applicable to our executive officers and directors under the caption “Compliance With Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement is incorporated into this Item 10 by reference.
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
Item 11. Executive Compensation
The information required under this item is included under the captions “Executive Compensation” and “Compensation of Directors” in our 2006 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions “Equity Compensation Plan Information” under the main caption “Proposal Three— Approval of an Increase in Shares Issuable Under the 2002 Employee Stock Purchase Plan” and “Security Ownership of Principal Stockholders and Management” under the main caption “Additional Information” in our 2006 Proxy Statement and is incorporated into this Item 12 by this reference.
AR 2006 -  113

Item 13. Certain Relationships and Related Transactions
The information required by this item is included under the caption “Director Independence” in the 2006 Proxy Statement and is incorporated into this Item 13 by this reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is included under the caption “Proposal Five” in our 2006 Proxy Statement and is incorporated in this Item 14 by this reference.
114  - Plantronics

part iv
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements. See Item 8.
(2) Financial Statement Schedules.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(IN THOUSANDS)

		Charged to
	Balance at	Expenses		Balance at
	Beginning	or Other		End of
	of Year	Accounts	Deductions	Year

Allowance for doubtful accounts:
Year ended March 31, 2004	$3,361	$925	$(750)	$3,536
Year ended March 31, 2005	3,536	1,814	(1,530)	3,820
Year ended March 31, 2006	3,820	1,971	(425)	5,366

Inventory reserves:
Year ended March 31, 2004	8,408	2,495	(1,673)	9,230
Year ended March 31, 2005	9,230	2,311	(2,681)	8,860
Year ended March 31, 2006	8,860	12,974	(6,856)	14,978

Warranty reserves:
Year ended March 31, 2004	5,905	9,582	(8,692)	6,795
Year ended March 31, 2005	6,795	9,066	(9,891)	5,970
Year ended March 31, 2006	$5,970	$12,594	$(12,288)	$6,276
AR 2006 -  115

3. Exhibits. See Item 15(b) below.
(b) Exhibits
We have filed, or incorporated by reference into this Report, the exhibits listed on the accompany Index to Exhibits immediately following the signature page of this Form 10-K.
(c) Financial Statement Schedules
See Items 8 and 15(a) (2) above.
116  - Plantronics

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plantronics, Inc.

By:	/s/ Ken Kannappan

Ken Kannappan
Chief Executive Officer
June 5, 2006
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS:
That the undersigned officers and directors of Plantronics, Inc., a Delaware corporation, do hereby constitute and appoint Ken Kannappan and Barbara Scherer, or either of them, the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Kannappan (Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	June 5, 2006

/s/ Barbara Scherer (Barbara Scherer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 5, 2006

/s/ Marv Tseu (Marv Tseu)	Chairman of the Board and Director	June 5, 2006
AR 2006 -  117

SIGNATURES

Signature	Title	Date

/s/ Greggory Hammann (Gregg Hammann)	Director	June 5, 2006

/s/ John Hart (John Hart)	Director	June 5, 2006

/s/ Marshall Mohr (Marshall Mohr)	Director	June 5, 2006

/s/ Trude Taylor (Trude Taylor)	Director	June 5, 2006

/s/ Roger Wery (Roger Wery)	Director	June 5, 2006
118  - Plantronics

exhibit index

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Merger by and among Plantronics, Inc., Sonic Acquisition Corporation, Altec Lansing Technologies, Inc. and the other parties named herein, dated July 11, 2005 (incorporated herein by reference from Exhibit 10.15 of the Registrant’s Form 10-Q (File 001-12696), filed on August 8, 2005).
3	.1.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).

3	.1.2	Certificate of Amendment to Amended and Restated Bylaws of Plantronics, Inc. (incorporated herein by reference from Exhibit (3.1.2) of the Registrant’s Current Report on Form 10-K (File No. 001-12696), filed on May 31, 2005).

3	.2.1	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on March 4, 1994).

3	.2.2	Certificate of Retirement and Elimination of Preferred Stock and Common stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated herein by reference from Exhibit (3.3) of the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on September 27, 1996).

3	.2.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 8, 1997).

3	.2.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference from Exhibit (4.2) to the Registrant’s Registration Statement on Form S-8 (File No. 001-12696), filed on October 31, 2000).

3.3		Registrant’s Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002 (incorporated herein by reference from Exhibit (3.6) to the Registrant’s Form 8-A (File No. 001-12696), filed on March 29, 2002).

4.1		Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference from Exhibit (4.1) to the Registrant’s Form 8-A (File No. 001-12696), filed on March 29, 2002).

10	.1*	Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference from Exhibit (10.1) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10	.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives. (incorporated herein by reference from Exhibit (10.2) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on May 31, 2005).

10	.3.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

exhibit index

Exhibit
Number		Description of Document

10	.3.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10	.4.1	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.1) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on June 1, 2004).

10	.4.2	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.2) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10	.4.3	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.3) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10	.4.4	Lease Agreement dated October 2004 between Finsa Portafolios, S.A. DE C.V. and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.4) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 6, 2004).

10.5		Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10	.6*	Amended and Restated 2003 Stock Plan (incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on May 26, 2004).

10	.7*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).

10	.8 1*	1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.29) to the Registrant’s Registration Statement on Form S-1 (as amended) (File No. 33-70744), filed on October 20, 1993).

10	.8.2*	Amendment to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant’s Registration Statement on Form S-8 (File No. 333-14833), filed on October 25, 1996).

10	.8.3*	Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10	.8.4*	Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

Exhibit
Number		Description of Document

10	.8.5*	Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).

10	.9.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Form 14-A (File No. 001-12696), filed on June 3, 2005).

10	.9.1	Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/ Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant’s Registration Statement on Form S-8 (File No. 333-19351), filed on January 7, 1997).

10	.9.2*	Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant’s Report on Form 10-K (File No. 001-12696), filed on June 1, 2001).

10	.10*	Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.11.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference from Exhibit (4.5) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.11.2	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference from Exhibit (4.6) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.11.3	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference from Exhibit (4.7) to the Registrant’s Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10	.12.1*	Employment Agreement dated as of July 4, 1999 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.15) to the Registrant’s Annual Report on Form 10-K405 (File No. 001-12696), filed on June 1, 2000).

10	.12.2*	Employment Agreement dated as of November 1996 between Registrant and Don Houston (incorporated herein by reference from Exhibit (10.14.2) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10	.12.3*	Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10	.12.4*	Employment Agreement dated as of June 2003 between Registrant and Philip Vanhoutte (incorporated herein by reference from Exhibit (10.12.4) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on May 31, 2005).

10	.12.5*	Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10	.13.1	Credit Agreement dated as of October 31, 2003 between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.1) of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).

exhibit index

Exhibit
Number		Description of Document

10	.13.2	Credit Agreement Amendment No. 1 dated as of August, 1, 2004, between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.15.2) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on November 5, 2004).

10	.13.3	Credit Agreement Amendment No. 2 dated as of July 11, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.15.1) to the Registrants Form 8-K (File No. 001-12696), filed on July 15, 2005).

10	.13.4	Credit Agreement Amendment No. 3 dated as of August 11, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.2) to the Registrants Form 8-K (File No. 001-12696), filed on November 23, 2005).

10	.13.5	Credit Agreement Amendment No. 4 dated as of November 17, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.1) to the Registrants Form 8-K (File No. 001-12696), filed on November 23, 2005).

10	.14*	Restricted Stock Award Agreement dated as of October 12, 2004, between Registrant and certain of its executive officers (incorporated herein by reference from Exhibit (10.1) of the Registrant’s Current Report on Form 8-K (File No. 001-12696), filed on October 14, 2004).

14		Worldwide Code of Business Conduct and Ethics (incorporated herein by reference from Exhibit (14) of the Registrant’s Current Report on Form 10-K (File No. 001-12696), filed on May 31, 2005).

21		Subsidiaries of the Registrant

23		Consent of Independent Registered Public Accounting Firm

31.1		CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2		CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO and CFO

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.