Form 10-Q
period 2006-06-30
PLANTRONICS INC /CA/
filed 2006-08-10
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

 As of July 28, 2006, 47,420,314 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$68,703	$58,486
Short-term investments	8,029	--
Total cash, cash equivalents, and short term investments	76,732	58,486

Restricted cash	--	2,667
Accounts receivable, net	118,008	121,702
Inventory	105,882	135,979
Deferred income taxes	12,409	12,428
Other current assets	15,318	13,338
Total current assets	328,349	344,600

Property, plant and equipment, net	93,874	97,738
Intangibles, net	109,208	107,134
Goodwill	75,077	75,286
Other assets	5,741	5,085
Total assets	$612,249	$629,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$22,043	$13,024
Accounts payable	48,574	61,052
Accrued liabilities	43,081	47,838
Income taxes payable	13,231	15,523
Total current liabilities	126,929	137,437

Deferred income taxes	48,246	46,976
Long-term liabilities	1,453	973
Total liabilities	176,628	185,386

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value per share; 100,000 shares authorized, 66,270 shares and 66,288 shares outstanding at March 31, 2006 and June 30, 2006 respectively	662	663
Additional paid-in capital	317,165	322,091
Accumulated other comprehensive income	3,634	1,522
Retained earnings	509,562	519,480
	831,023	843,756

Less: Treasury stock (common: 18,732 and 18,887 shares at March 31, 2006 and June 30, 2006, respectively) at cost	(395,402)	(399,299)
Total stockholders' equity	435,621	444,457

Total liabilities and stockholders' equity	$612,249	$629,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2006
Net revenues	$148,909	$195,069
Cost of revenues	75,760	119,094
Gross profit	73,149	75,975

Operating expenses:
Research, development and engineering	13,766	18,600
Selling, general and administrative	29,892	44,888
Gain from sale of land	--	(2,637)
Total operating expenses	43,658	60,851

Operating income	29,491	15,124
Interest and other income (expense), net	232	985
Income before income taxes	29,723	16,109

Income tax expense	8,025	3,818
Net income	$21,698	$12,291

Net income per share - basic	$0.46	$0.26
Shares used in basic per share calculations	47,386	47,157

Net income per share - diluted	$0.44	$0.25
Shares used in diluted per share calculations	49,335	48,268

Cash dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,698	$12,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,480	7,206
Stock-based compensation	121	4,436
Provision for doubtful accounts	81	436
Provision for excess and obsolete inventories	378	3,300
Deferred income taxes	1,141	(1,179)
Income tax benefit associated with stock option exercises	246	182
Excess tax benefits from stock-based compensation	--	(108)
Loss (gain) on sale or disposal of property, plant and equipemnt, net	18	(2,619)

Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,100)	(4,130)
Inventory	3,448	(33,260)
Other current assets	1,577	814
Other assets	221	657
Accounts payable	5,335	12,478
Accrued liabilities	(4,664)	1,708
Income taxes payable	3,895	2,293
Cash provided by operating activities	35,875	4,505

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short-term investments	96,000	106,999
Purchase of short-term investments	(56,306)	(98,970)
Acquisition of Octiv, net of cash acquired	(7,388)	--
Proceeds from the sale of land	--	2,667
Restricted cash held in escrow	--	(2,667)
Capital expenditures and other assets	(10,826)	(9,135)
Cash provided by (used for) investing activities	21,480	(1,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(47,273)	(4,021)
Proceeds from sale of treasury stock	466	470
Proceeds from exercise of stock options	1,352	356
Repayment of line of credit	--	(9,019)
Payment of cash dividends	(2,367)	(2,374)
Excess tax benefits from stock-based compensation	-	108
Cash used for financing activities	(47,822)	(14,480)
Effect of exchange rate changes on cash and cash equivalents	(426)	864
Net increase (decrease) in cash and cash equivalents	9,107	(10,217)
Cash and cash equivalents at beginning of period	78,398	68,703
Cash and cash equivalents at end of period	$87,505	$58,486

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$20	$267
Income taxes	$3,199	$2,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Plantronics, Inc. (“Plantronics”, ”the Company”, “we”, or “our”) and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All inter-company balances and transactions have been eliminated.

Plantronics has prepared these financial statements in conformity with generally accepted accounting principles in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended April 1, 2006, except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), discussed in Note 3, “Stock-based Compensation”. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended April 1, 2006. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.

Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on stockholders' equity, previously reported net income, or the net change in cash and cash equivalents.

The Company has two reportable segments as a result of the Company’s acquisition of Altec Lansing Technologies, Inc. (”Altec Lansing”) in the second quarter of fiscal 2006. The Audio Communications Group (“ACG”) represents the original Plantronics business as operated prior to the acquisition. The Audio Entertainment Group (“AEG”) includes the Altec Lansing business.

The Company’s fiscal year ends on the Saturday closest to March 31. The current fiscal year ends on March 31, 2007 and our prior fiscal year ended on April 1, 2006. The Company’s current and prior fiscal years consist of 52 weeks. The first quarter end of fiscal 2007 was on July 1, 2006, and the corresponding quarter end in fiscal 2006 was on July 2, 2005. Both the current and corresponding fiscal quarter a year ago consist of 13 weeks.

For purposes of presentation, we have indicated our accounting year as ending on March 31 and our interim quarterly periods as ending on the applicable month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. This interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

3. STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

The Company has stock plans pursuant to which equity awards can be made to its employees and non-employee directors, including stock options and restricted stock awards. The Company also has an employee stock purchase plan (“ESPP”) pursuant to which employees can purchase the Company’s common stock.

Effective April 2, 2006, the first day of fiscal year 2007, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values. SFAS 123(R) replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes the Company’s previous accounting under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, with the exception of the Company’s restricted stock awards, the Company generally recorded no stock-based compensation expense associated with its stock option and ESPP awards.

The Company elected to apply the modified prospective transition adoption method as provided by SFAS 123(R), and consequently, previously reported amounts have not been restated. Under this method, compensation expense for share-based payments include: (a) compensation expense for all share-based payment awards granted prior to but not yet vested as of April 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payment awards granted or modified on or after April 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The estimated fair value of the Company’s stock-based awards is amortized over the vesting period of the awards on a straight line basis. As compensation expense is recognized only for those awards that are expected to vest, such amounts have been reduced by estimated forfeitures. Previously, under SFAS 123, the Company recorded forfeitures as they occurred.

The following table shows the amount of stock-based compensation expense recorded under SFAS 123(R) included in the condensed consolidated statement of operations:

Three Months Ended
($ in thousands, except per share data)	June 30, 2006

Cost of revenues	$788

Research, development and engineering	1,027
Selling, general and administrative	2,621
Stock-based compensation expense included in operating expenses	3,648

Total stock-based compensation (1)	4,436

Income tax benefit	(1,445)

Total stock-based compensation expense, net of tax	$2,991

Decrease in basic and diluted earnings per share	$0.06

(1)	Includes $0.4 million of stock-based compensation expense associated with restricted stock awards.

Prior to the adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows in our condensed consolidated statements of cash flows. SFAS 123(R) requires that they be reported as a financing cash inflow rather than as an operating cash inflow. As a result of adopting SFAS 123(R), $0.1 million of excess tax benefits for the three months ended June 30, 2006 have been classified as a financing cash inflow.

The Company did not capitalize any stock-based compensation during the three months ended June 30, 2006 due to immateriality.

The Company continues to evaluate the transition methods for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R), including the establishment of the beginning balance of the additional paid-in capital pool (“APIC pool”), and has until the end of fiscal 2007 to select a transition method.

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed in APB 25, to account for all stock-based employee compensation plans and had adopted the disclosure-only alternative of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

Consistent with the disclosure provisions of SFAS 148, the pro forma information for the three months ended June 30, 2005 was as follows:

Three Months Ended
(in thousands, except per share data)	June 30, 2005

Net income - as reported	$21,698
Add stock-based employee compensation expense included in net income, net of tax	121
Less stock-based compensation expense determined under fair value-based method, net of tax	(3,139)
Net income - pro forma	$18,680

Basic net income per share - as reported	$0.46
Basic net income per share - pro forma	$0.39
Diluted net income per share - as reported	$0.44
Diluted net income per share - pro forma	$0.38

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model, consistent with the provisions of SFAS 123(R), SEC Staff Accounting Bulletin No. 107 (“SAB 107”) and the Company’s prior period pro forma disclosures of net income under SFAS 123. The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following assumptions:

	Three Months Ended June 30,
Stock Options	2005	2006
Expected volatility	57.4%	40.0%
Risk-free interest rate	3.9%	5.1%
Expected dividends	0.6%	0.9%
Expected life (in years)	5.0	4.2

No ESPP plan shares were granted during the three months ended June 30, 2005 and 2006 as the ESPP periods begin in the second and fourth quarter of each fiscal year.

Prior to the adoption of SFAS 123(R), the Company used historical volatility in deriving its expected volatility assumption. The expected stock price volatility for the first quarter of fiscal 2007 was determined based on an equally weighted average of historical and implied volatility. Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock. The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for the first quarter of fiscal 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on our current dividend and the average market price of our common stock during the period.

The weighted average grant date fair value of options granted during the three months ended June 30, 2005 and 2006 was $18.23 and $10.10 per share, respectively.

Stock Options and Restricted Stock Awards

Under the Company’s 2003 Stock Plan, Plantronics may grant equity awards to employees, directors and consultants of the Company. Under the plan, the Company may grant incentive stock options, nonqualified stock options and restricted stock awards. Options and restricted stock awards generally vest over a 4 to 5 year period, and generally expire 7 years from the date of grant. At June 30, 2006, 542,000 shares were available for future grant under the 2003 Stock Plan.

The Company’s 1993 Stock Plan was terminated in September 2003. Options awarded under the 1993 Stock Plan generally vested over a 4 to 5 year period, and generally expired 10 years from the date of grant. While shares are no longer available for future grant under the 1993 Stock Plan, options previously granted under the 1993 Plan remain outstanding.

The following is a summary of the Company’s stock option activity during the first quarter of fiscal 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2006	8,277	$26.75
Options granted	50	$27.73
Options exercised	(19)	$18.72
Options forfeited or expired	(103)	$28.26
Outstanding at June 30, 2006	8,205	$26.76	5.21	$16,025
Vested and expected to vest at June 30, 2006	8,034	$26.73	5.18	$15,926
Exercisable at June 30, 2006	6,044	$26.73	4.75	$13,813

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $22.21 as of June 30, 2006 for options that were in-the-money as of that date. The intrinsic value of options exercised during the three month period ended June 30, 2006 was $287,000. The total cash received from employees as a result of employee stock option exercises during the three months ended June 30, 2006 was $356,000.

Compensation expense recognized for stock options during the three months ended June 30, 2006 was $3.8 million. As of June 30, 2006, total unrecognized compensation cost related to unvested stock options was $25.4 million which is expected to be recognized over a weighted average period of 2.5 years.

The Company settles employee stock option exercises with newly issued common shares approved by stockholders for inclusion in the 1993 Stock Plan or the 2003 Stock Plan.

Restricted Stock Awards

Compensation expense recognized for restricted stock awards was $0.1 million and $0.4 million for the three months ended June 30, 2005 and 2006, respectively. Plantronics did not grant restricted stock awards during the three month periods ended June 30, 2005 and 2006.

The following is a summary of the Company’s restricted stock award activity during first quarter of fiscal 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2006	316	$29.09
Granted	-	-
Vested	(8)	$31.89
Forfeited	(3)	$27.15
Non-vested at June 30, 2006	305	$29.03

As of June 30, 2006, total unrecognized compensation cost related to non-vested restricted stock awards was $7.0 million, which is expected to be recognized over a weighted average period of 4.2 years. The total fair value of restricted stock awards vested during the three months ended June 30, 2006 was $0.3 million.

ESPP

Under the Employee Stock Purchase Plan, eligible employees may contribute a portion of their compensation to purchase shares of the Company’s common stock at a purchase price per share equal to 85% of the lesser of the fair market value of Plantronics’ common stock on the first or last day of each six month offering period.  At June 30, 2006, there were 171,000 shares reserved for future issuance under the ESPP.

Compensation expense recognized for the ESPP for the three months ended June 30, 2006 was $0.2 million. As of June 30, 2006, there was $0.1 million of unrecognized compensation cost related to the ESPP that is expected to be fully recognized during the next fiscal quarter.

4. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31,	June 30,
(in thousands)	2006	2006

Inventory, net:
Purchased parts	$44,750	$54,030
Work in process	3,786	6,682
Finished goods	72,324	90,180
Less: allowance for excess and obsolete inventory	(14,978)	(14,913)
	$105,882	$135,979

Accrued liabilities:
Employee compensation and benefits	$19,670	$19,162
Accrued advertising and sales and marketing	5,084	4,975
Warranty accrual	6,276	6,504
Accrued losses on hedging instruments	318	2,950
Accrued other	11,733	14,247
	$43,081	$47,838

5. RESTRICTED CASH

During the first quarter of fiscal 2007, the Company sold a parcel of land in Maryland for net proceeds of $2.7 million, which the Company elected to deposit into an escrow account in order to potentially fund other acquisitions through a tax-deferred Internal Revenue Code Section 1031 exchange. The sale resulted in a pre-tax gain of $2.6 million.

6. PRODUCT WARRANTY OBLIGATIONS

Changes in our warranty obligation, which are included as a component of accrued liabilities on the condensed consolidated balance sheets, are as follows:

(in thousands)	2005	2006

Warranty obligation at March 31	$5,970	$6,276
Warranty provision relating to product shipped during the quarter	3,060	3,833
Deductions for warranty claims processed	(2,834)	(3,605)
Warranty obligation at June 30	$6,196	$6,504

7. SHORT-TERM INVESTMENTS

At March 31, 2006 all of the Company’s short-term investments were classified as available-for-sale and were carried at fair value based upon quoted market prices at the end of the reporting period.

The following table presents the Company’s short-term investments at March 31, 2006.

(in thousands)	Marketable Securities
	Cost	Unrealized	Unrealized	Accrued	Fair
	Basis	Gain	Loss	Interest	Value
Balances at March 31, 2006

Auction rate certificates	$8,000	$-	$-	$29	$8,029

Total short-term investments	$8,000	$-	$-	$29	$8,029

At June 30, 2006, the Company did not have short-term investments.

8. ACQUISITIONS

Octiv, Inc.

On April 4, 2005, Plantronics completed the acquisition of 100% of the outstanding shares of Octiv, Inc., (“Octiv”), a privately held company, for up to $7.8 million in cash pursuant to the terms of an Agreement and Plan of Merger dated March 28, 2005. Octiv’s name was changed to Volume Logic™, Inc. (“Volume Logic”) and merged into the Company subsequent to the acquisition.

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

The results of operations of Volume Logic have been included in Plantronics’ consolidated results of operations since April 4, 2005. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.

The accompanying condensed consolidated financial statements reflect the purchase price of $7.8 million, consisting of cash, and other costs directly related to the acquisition as follows:

(in thousands)

Paid to Octiv	$7,430
Direct acquisition costs	373
Total cash consideration	$7,803

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

Acquired intangible assets are comprised of developed technologies, which are being amortized over their estimated useful lives of ten years. Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired and arises as a result of, among other factors, future unidentified new products, new technologies and new customers as well as the implicit value of future cost savings as a result of the combining of entities. The goodwill arising from this acquisition is not deductible for tax purposes under Internal Revenue Code Section 197.

Altec Lansing Technologies, Inc.

On August 18, 2005, Plantronics completed the acquisition of 100% of the outstanding shares of Altec Lansing Technologies, Inc., a privately-held Pennsylvania corporation for a cash purchase price including acquisition costs of approximately $165 million. The Company paid for the acquisition by drawing down $45.0 million on its credit facility and the remainder was paid using its cash and cash equivalents and short-term investments. Altec Lansing, headquartered in Milford, PA, has a manufacturing plant in Dongguan, China, and sales offices in the U.S., Europe, and Asia. Altec Lansing has approximately 1,400 employees.

The results of operations of Altec Lansing have been included in Plantronics’ consolidated results of operations subsequent to the acquisition on August 18, 2005.

The purchase price of approximately $165 million consists of cash and other costs directly related to the acquisition as follows:

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

The fair values of the intangible assets acquired were estimated with the assistance of an independent valuation firm. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Fair Value at August 18, 2005

Total cash consideration	$165,126
Less cash balance acquired	7,494
157,632
Allocated to:
Prepaid compensation	1,067
Inventory	29,778
Other current assets	18,370
Property, plant, and equipment, net	8,845

Identifiable intangible assets	108,300
Deferred tax assets	3,577
Current liabilities assumed	(30,341)
Deferred tax liability	(46,036)
Goodwill	$64,072

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

The fair value and estimated useful lives of identifiable intangible assets acquired are as follows:

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

In-process technology involves products which fall under the definitions of research and development as defined by SFAS No. 2, “Accounting for Research and Development Costs.” Altec Lansing’s in-process technology products were at a stage of development that required further research and development to reach technological feasibility and commercial viability. The fair value was calculated based on the present value of the future estimated cash flows applying a 15% discount rate, and adjusted for the estimated cost to complete. Because the in-process technology, which has been valued at $0.9 million, was not yet complete, there was risk that the developments would not be completed; therefore, this amount was immediately expensed at acquisition to research, development and engineering expense.

9. GOODWILL

The changes in the carrying value of goodwill during the three months ended June 30, 2006 by segment were as follows:

(in thousands)	Audio Communications Group	Audio Entertainment Group	Consolidated

Balance at March 31, 2006	$11,214	$63,863	$75,077
Carrying value adjustments	--	209	209
Balance at June 30, 2006	11,214	64,072	75,286

During the three months ended June 30, 2006, the Company adjusted the fair value of the property, plant and equipment and inventory acquired relating to the purchase of Altec Lansing. The adjustment resulted in additional goodwill of $0.2 million for the Audio Entertainment Group.

10. INTANGIBLES

The aggregate amortization expense relating to intangible assets for the three months ended June 30, 2005 and 2006 was $0.3 million and $2.1 million, respectively. The following table presents information on acquired intangible assets:

(in thousands)	March 31, 2006
	Gross	Accumulated	Net	Amortization
Intangible assets	Amount	Amortization	Amount	Period

Technology	$31,500	$(4,268)	$27,232	6-10 years
State contracts	1,300	(789)	511	7 years
Patents	1,420	(674)	746	7 years
Customer relationships	17,600	(1,375)	16,225	8 years
Trademarks	300	(182)	118	7 years
Tradename - inMotion	5,000	(391)	4,609	8 years
Tradename - Altec Lansing	59,100	-	59,100	Indefinite
OEM relationships	700	(63)	637	7 years
Non-compete agreements	200	(170)	30	5 years
Total	$117,120	$(7,912)	$109,208

(in thousands)	June 30, 2006
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period

Technology	$31,500	$(5,494)	$26,006	6-10 years
State contracts	1,300	(836)	464	7 years
Patents	1,420	(724)	696	7 years
Customer relationships	17,600	(1,925)	15,675	8 years
Trademarks	300	(193)	107	7 years
Tradename - inMotion	5,000	(547)	4,453	8 years
Tradename - Altec Lansing	59,100	-	59,100	Indefinite
OEM relationships	700	(87)	613	7 years
Non-compete agreements	200	(180)	20	5 years
Total	$117,120	$(9,986)	$107,134

The estimated future amortization expense of purchased intangible assets as of June 30, 2006 is as follows (in thousands):

Fiscal year ending March 31,	Amount

Remainder of 2007	$6,214
2008	8,259
2009	8,105
2010	7,644
2011	7,602
Thereafter	10,210

Total	$48,034

11. BANK LINE OF CREDIT

Plantronics has a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%. The line of credit expires on August 1, 2010.

At March 31, 2006, $22.0 million was outstanding on this line of credit and $2.1 million committed under the letter of credit sub-facility. At June 30, 2006, $13.0 million was outstanding on this line of credit and $2.0 million committed under the letter of credit sub-facility.

Borrowings under the line are subject to certain financial covenants and restrictions that materially limit the Company’s ability to incur additional debt and pay dividends, among other matters. Plantronics is currently in compliance with the covenants under this agreement.

12. CASH DIVIDENDS

Our Board of Directors declared a $0.05 per share cash dividend on May 2, 2006, which was paid in the aggregate amount of $2.4 million on June 9, 2006.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

13. SHARE REPURCHASE

During the three months ended June 30, 2006, the Company repurchased 175,000 shares of common stock in the open market at a total cost of $4.0 million and an average price of $22.98 per share under our repurchase program. As of June 30, 2006, there were no remaining shares authorized for repurchase.

During the three months ended June 30, 2006, we reissued 19,871 treasury shares for proceeds of $0.5 million through our employee benefit plans.

14. FOREIGN CURRENCY TRANSACTIONS

Fair Value Hedges

As of June 30, 2006, we had foreign currency forward contracts of €17.9 million and £2.0 million denominated in Euros and Pounds, respectively. These forward contracts hedge against a portion of our foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s net fair value currency position, and approximate U.S. dollar equivalent, at June 30, 2006 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	17,900	$22,905	Sell Euro	1 month
GBP	2,000	$3,697	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of approximately $1.6 million and a net gain of approximately $0.8 million in the three months ended June 30, 2005 and 2006, respectively.

Cash Flow Hedges

As of June 30, 2006, the Company had foreign currency put and call option contracts of approximately €50.2 million and £18.3 million. As of March 31, 2006, it had foreign currency put and call option contracts of approximately €45.2 million and £19.6 million. Collectively, the Company’s option contracts are collars to hedge against a portion of its anticipated foreign denominated sales.

The following table summarizes Plantronics’ cash flow hedging positions.

	Balance Sheets	Statements of Operations
	Accumulated Other	Net Revenues
(in thousands)	Comprehensive Income (Loss)	Three Months Ended June 30,
	March 31, 2006	June 30, 2006	2005	2006

Realized loss on closed transactions	$--	$--	$(416)	$(78)
Recognized but unrealized gain (loss) on open transactions	1,567	(2,093)	--	--

	$1,567	$(2,093)	$(416)	$(78)

15. INCOME TAXES

Our effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors. Our future quarterly tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change in our estimates of future taxable income which results in a valuation allowance being required; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what we originally provided. Currently, we are not able to forecast the tax rate for the fiscal year for both the AEG and the ACG groups due to many factors including the product mix, changing market conditions and the AEG being a new business for Plantronics in the more volatile retail sector.

16. COMPUTATION OF EARNINGS PER COMMON SHARE

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in fiscal 2007 includes consideration of unamortized stock-based compensation and windfall tax benefits as a result of the implementation of SFAS 123(R).

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands, except per share data)	June 30,
	2005	2006

Net income	$21,698	$12,291

Weighted average shares-basic	47,386	47,157
Effect of unvested restricted stock awards	19	26
Effect of dilutive securities	1,930	1,085
Weighted average shares-diluted	49,335	48,268

Earnings per share-basic	$0.46	$0.26

Earnings per share-diluted	$0.44	$0.25

Dilutive potential common shares include employee stock options. Outstanding stock options to purchase approximately 1,921,504 and 4,776,680 shares of Plantronics’ stock at June 30, 2005 and 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

17. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
(in thousands)	June 30
	2005	2006
Net income	$21,698	$12,291

Unrealized gain (loss) on cash flow hedges, for the three months ended June 30, 2005 and 2006, net of tax of $113 and $75, respectively	5,645	(3,660)
Foreign currency translation gain (loss), for the three months ended June 30, 2005 and 2006, net of tax of ($280) and $474, respectively	(759)	773
Unrealized gain on investments, for the three months ended June 30, 2005, net of tax of $1	5	--
Comprehensive income	$26,589	$9,404

18. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

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

(in thousands)	June 30,
	2005	2006
Net revenues from unaffiliated customers:
Office and Contact Center	$105,425	$114,267
Mobile	26,868	35,806
Gaming and Computer Audio	9,344	7,289
Other Specialty Products	7,272	6,375
	$148,909	$163,737

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

Segment Financial Data

Financial data for each reportable segment for the three months ended June 30, 2005 and 2006 is as follows:

Revenues by Segment
Three Months Ended
June 30,
(in thousands)	2005	2006

Audio Communications Group	$148,909	$163,737
Audio Entertainment Group	-	31,332
Consolidated net revenues	$148,909	$195,069

Gross Profit by Segment
	Three Months Ended
	June 30,
(in thousands)	2005	2006

Audio Communications Group	$73,149	$70,073
Audio Entertainment Group	-	5,902
Consolidated gross profit	$73,149	$75,975

Operating Income (Loss) by Segment
	Three Months Ended
	June 30,
(in thousands)	2005	2006

Audio Communications Group	$29,491	$20,817
Audio Entertainment Group	-	(5,693)
Consolidated operating income	$29,491	$15,124

The reconciliation of segment information to our consolidated net income is as follows:

(in thousands)	Three Months Ended
	June 30,	June 30,
	2005	2006

Total operating income of segments	$29,491	$15,124

Interest and other income (expense), net	232	985
Income tax expense	(8,025)	(3,818)
Consolidated net income	$21,698	$12,291

Major Customers

No customer accounted for 10% or more of total net revenues for the three months ended June 30, 2005 and 2006, nor did any one customer account for 10% or more of accounts receivable at March 31, 2006 and June 30, 2006.

Assets by Segment
	March 31,	June 30,
(in thousands)	2006	2006

Audio Communications Group	$370,874	$388,968
Audio Entertainment Group	241,375	240,875
Consolidated assets	$612,249	$629,843

Geographic Information

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization. The following table presents net revenues and long-lived assets by geographic area:

(in thousands)	June 30,
	2005	2006
Net revenues from unaffiliated customers:

United States	$96,685	$126,900

Europe, Middle East and Africa	35,822	41,938
Asia Pacific and Latin America	11,849	19,042
Canada and other international	4,553	7,189
Total international	52,224	68,169
	$148,909	$195,069

	March 31,	June 30,
(in thousands)	2006	2006
Property, plant and equipment:
United States	$43,049	$44,741
China	21,562	21,839
Mexico	10,827	12,011
Other countries	18,436	19,147
	$93,874	$97,738

19. SUBSEQUENT EVENT

On July 25, 2006, we announced that our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock, payable on September 8, 2006 to shareholders of record on August 10, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we may from time to time make forward-looking statements. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms. Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including but not limited to the following: the office, contact center, mobile, computer, residential, entertainment and other specialty product markets not developing as we expect, and the failure to respond adequately to either changes in technology or customer preferences. For a discussion of such factors, this Quarterly Report on Form 10-Q should be read in conjunction with the "Risk Factors" included herein. The following discussions titled, “Results of Operations” and “Financial Condition,” should be read in conjunction with those risk factors, the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

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

We ship a broad range of communications products to 70 countries through a worldwide network of distributors, original equipment manufacturers (“OEM’s”), wireless carriers, retailers, and telephony service providers. We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread. Our distribution channels in other regions of the world are less mature, and while we primarily serve the headset contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in the additional international locations.

Our overall long-term strategy for the Audio Communications Group is to increase headset adoption in the enterprise markets through the creation of new products that are appealing in functionality and design and combining these products with marketing programs to increase awareness and interest. There is an emerging trend in which the communications and entertainment spaces are converging in the wireless market. Through the acquisition of Altec Lansing and the establishment of the Audio Entertainment Group, we moved closer to obtaining our long-term goal of positioning ourselves to produce products that will meet consumer needs in an increasing convergence trend of communications and entertainment. The potential for future growth will depend on our efforts to expand customer awareness and our ability to successfully launch new products.

Consolidated first quarter fiscal 2007 net revenues increased approximately 31%, from $148.9 million in the first quarter of 2006 to $195.1 million in the first quarter of fiscal 2007. This growth was primarily attributable to net revenues of $31.3 million from our Audio Entertainment Group acquired in August of 2006, as well as wireless products within the office product category, and new Bluetooth headsets for mobile consumer applications introduced during fiscal 2006. Our gross margin as a percent of revenues and our operating income decreased from the first quarter of 2006, due to product mix, price pressures (especially in our consumer business), provision for excess and obsolete inventory, non-cash charges resulting from purchase accounting, stock compensation charges related to Statement of Financial Accounting Standards 123 (revised) (“SFAS 123 (R)”), and higher expenses across all functions, including manufacturing and operating expenses. Audio Communications Group segment net revenues increased in the first quarter of fiscal 2007 compared to the same quarter a year ago, primarily driven by sales of our Bluetooth mobile products and wireless office products. In each of these markets, the trend towards wireless products contributed significantly to demand but was offset by a decrease of revenue from our corded headsets and lower net revenues from our gaming products and Clarity products. We have experienced substantial growth in our wireless and Bluetooth-enabled products compared to the same quarter a year ago, primarily due to a new suite of Bluetooth products launched in fiscal 2006. Wireless products continue to represent an opportunity for high growth, both for the office market and for mobile applications. The gross margin percentage for wireless products tends to be lower than for corded products. In the office market, the lower gross margins are due to higher costs for the components required to enable wireless communication.  In the mobile market, particularly for consumer applications, margins are lower due to the higher cost of the solutions relative to corded products, the level of competition and pricing pressures, and the concentrated industry structure into which we sell.

Audio Entertainment Group segment results were dilutive to consolidated earnings in the first quarter of fiscal 2007 due to a softening of demand in the U.S. market for iPOD accessories which resulted in an increase in promotional allowances and other pricing actions which reduced net revenues, reduced gross profit and contributed to an operating loss by the unit in the first quarter. In addition, there were more product offerings in this market competing for the same shelf space at retailers, with new brands entering the portable speaker category. This market is becoming increasingly competitive and we anticipate that these market trends will continue into the next quarter.

Going forward into the remainder of fiscal 2007, we are focused on the following key initiatives to improve our financial performance and long-term growth:

•
Bringing advanced technologies to market. We expect the trend in which the communications and entertainment spaces are converging in the wireless market to result in a demand for technologies that are simple and intuitive, utilize voice technology, control noise, and rely on miniaturization and power management. We intend to expand our own core technology group and partner with other innovative companies to develop new technologies. Our Volume Logic business provides us with broader technology expertise, expanding beyond voice communications DSP into audio DSP. Our Altec Lansing business manufactures and markets high quality computer and home entertainment sound systems and a line of headsets, headphones and microphones for personal digital media. We believe that bringing our product concepts to market will be more effective if we have an audio brand to stand alongside our voice communications brand, and that as a supplier to key channel partners, we will become a more important supplier if we can satisfy a broader set of audio needs. We expect that the costs related to the expansion of our own core technology group, including Volume Logic, will increase our research, development and engineering expenses for the remainder of the fiscal year.

•
Integration of Altec Lansing. The Altec Lansing business is complex, with significant overseas operations. We have evaluated various options in our integration plan to preserve the strengths of the Altec Lansing business model and its success in the retail markets while incorporating efficiencies and synergies into our combined company, and we are in the process of implementing these plans. The integration effort represents a significant cost to the combined Company both in terms of time commitment for the selling, general and administrative associates and current and anticipated future costs for the Audio Entertainment Group for systems integration, infrastructure alignment, as well as costs associated with being part of a publicly-traded company. As a new acquisition in fiscal 2006, Altec Lansing had been exempt from many of the requirements associated with Sarbanes-Oxley compliance. However, the Altec Lansing operations will be required to be in compliance with these requirements by the end of fiscal 2007. Our ability to comply with these requirements will depend, in part, on our ability to successfully and timely integrate Altec Lansing’s existing systems onto our systems. The costs associated with the Sarbanes-Oxley compliance are expected to be approximately $0.5 million over the remainder of fiscal 2007 and will be reflected in our selling, general and administrative costs.

•
Development and launch of new products. During fiscal 2006 and the first quarter of fiscal 2007, the Audio Communications Group launched and shipped several new models in our suite of Bluetooth products, which include the Discovery 645, launched in the first quarter of fiscal 2007. These products have had strong market acceptance, and we expect to see further growth from these new products in the remainder of the fiscal year. Going forward, we plan to continue to develop and enhance functionality on these platforms. We expect that the costs related to the development of new Bluetooth products and models will continue to increase our research, development and engineering expenses in the remainder of the fiscal year. In addition to our new suite of Bluetooth products, we introduced new products for the office and entertainment markets in late fiscal 2006 and in the first quarter of fiscal 2007, which include the CS70 wireless office headset system. In the first quarter of fiscal 2007, the Audio Entertainment Group launched a rugged portable speaker, the iM9, for use with the iPod. We also are planning additional product offerings in the second quarter of fiscal 2007, including the iM500, which is an ultra-thin portable speaker system designed specifically for the iPod nano in both form and function.

•
Improved efficiency in marketing programs. We believe that consumer marketing is highly relevant for both our segments and leads to the adoption of our headsets and consumer awareness of our products. Therefore, we have been increasing our marketing capability. In fiscal 2006, we expanded our marketing headcount and consumer marketing in the Audio Communications Group, including hiring key personnel and highlighting key products in an advertising program, which we believe strengthened our brand position for the consumer markets and helped category adoption. We have seen a trend in which our installed base of wireless headset users has grown and matured to the point that the rate of growth going forward will be slower than it has been in the past. Therefore, for the remainder of fiscal 2007, we are shifting our marketing efforts to shorter cycle activities that we anticipate will yield a better return on investment in the near term. We are targeting specific vertical markets, job categories and intensifying our focus on existing headset users. The cost for the wireless demand generation program in the first quarter of fiscal 2007 was $1.6 million. We expect to spend another $3.2 million in the second quarter of fiscal 2007 on demand generation, which will be reflected in the selling, general and administrative line of our statement of operations.

•
Building a consumer product manufacturing infrastructure and reducing manufacturing costs, particularly for our Bluetooth products. The consumer products market is characterized by cost competitiveness resulting in a predominantly China-based manufacturing infrastructure. We have achieved a low-cost manufacturing infrastructure for our Audio Entertainment Group products which are either manufactured by our plant in Dongguan, China or purchased from predominantly China-based vendors. For our Audio Communications Group products, in order to gain more flexibility in our supply chain, to better manage inventories and reduce long term costs, we constructed a manufacturing facility and design center in Suzhou, China which was completed and began commercial operations in the fourth quarter of fiscal 2006. This plant will not be operating at full capacity until the end of fiscal 2007; therefore, we have not yet achieved the full benefit associated with this facility. However, in the first quarter of fiscal 2007, through our expanded presence in China, we were able to negotiate lower component prices. In addition, we also were able to achieve higher utilization at both our plants in Suzhou, China, and in Tijuana, Mexico. Going forward, we believe that we have opportunities to decrease manufacturing costs by improving supply chain flexibility, taking advantage of the low manufacturing costs in China, improving the efficiency of transforming raw materials into finished goods, decreasing our logistics costs, improving our design process for product manufacturability, and enhancing tools that support and enable decisions and execution in these areas.  We have initiatives underway to take advantage of these opportunities; however, there is no assurance that we will be able to succeed in these initiatives. Nonetheless, achieving competitive advantage by reducing our cost structure, particularly in the Bluetooth market, is a critical objective for the remainder of fiscal 2007 and beyond.

•
Development of a leading industrial design team and facilities. We recently expanded our design team and are now adding a new design center at our corporate headquarters in Santa Cruz. Our strengthened industrial design team is focused on enhancing the look of our Audio Communications Group products, which we believe is a key factor in the customer’s decision to buy. We expect that the costs of the larger design team will increase our research, development and engineering expenses in the remainder of this fiscal year.

We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our condensed consolidated financial statements. We acquired Altec Lansing on August 18, 2006 at which time we created the Audio Entertainment segment. Accordingly, there are no financial results for the Audio Entertainment segment as of June 30, 2005.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, the consolidated statements of operations data and data by segment. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

($ in thousands)	Three Months Ended
	June 30,		June 30,
	2005		2006

Net revenues	$148,909	100.0%	$195,069	100.0%
Cost of revenues	75,760	50.9%	119,094	61.1%
Gross profit	73,149	49.1%	75,975	38.9%
Operating expense:
Research, development and engineering	13,766	9.2%	18,600	9.5%
Selling, general and administrative	29,892	20.1%	44,888	23.0%
Gain on sale of land	-		(2,637)	-1.4%
Total operating expenses	43,658	29.3%	60,851	31.2%
Operating income	29,491	19.8%	15,124	7.8%
Interest and other income (expense), net	232	0.2%	985	0.5%
Income before income taxes	29,723	20.0%	16,109	8.3%
Income tax expense	8,025	5.4%	3,818	2.0%
Net income	$21,698	14.6%	$12,291	6.3%

Audio Communications Group

($ in thousands)	Three Months Ended
	June 30,		June 30,
	2005		2006

Net revenues	$148,909	100.0%	$163,737	100.0%
Cost of revenues	75,760	50.9%	93,664	57.2%
Gross profit	73,149	49.1%	70,073	42.8%
Operating expense:
Research, development and engineering	13,766	9.2%	16,018	9.8%
Selling, general and administrative	29,892	20.1%	35,875	21.9%
Gain on sale of land	-	0.0%	(2,637)	-1.6%
Total operating expenses	43,658	29.3%	49,256	30.1%
Operating income	$29,491	19.8%	$20,817	12.7%

Audio Entertainment Group

($ in thousands)	Three Months Ended
	June 30,
	2006

Net revenues	$31,332	100.0%
Cost of revenues	25,430	81.2%
Gross profit	5,902	18.8%

Operating expense:
Research, development and engineering	2,582	8.2%
Selling, general and administrative	9,013	28.8%
Total operating expenses	11,595	37.0%
Operating loss	$(5,693)	-18.2%

NET REVENUES

Audio Communications Group

	Three Months Ended
	June 30,	June 30,	Increase
($ in thousands)	2005	2006	(Decrease)
Audio Communications Group
Net revenues from unaffiliated customers:
Office and Contact Center	$105,425	$114,267	$8,842	8.4%
Mobile	26,868	35,806	8,938	33.3%
Gaming and Computer Audio	9,344	7,289	(2,055)	-22.0%
Other Specialty Products	7,272	6,375	(897)	-12.3%
Total segment net revenues	$148,909	$163,737	$14,828	10.0%

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

In the first quarter of fiscal 2007, our ACG segment net revenues grew 10.0% to $163.7 million on the strength of our wireless headset offerings both for the office and for Bluetooth mobile applications.

Office and Contact Center

In the first quarter of fiscal 2007, compared to the same quarter a year ago, our Office and Contact Center growth in net revenues was primarily due to increased sales in the following major products:

•	Office wireless headsets, particularly our CS50, CS55 and the CS60 for office phones;

•	The Plantronics Voyager 510S, a wireless headset using Bluetooth technology for use with office phones; and
•	The CS70, a wireless headset which was launched in the current quarter and the Supra Plus Wireless which was launched in the fourth quarter of fiscal 2006.

Net revenues for our office wireless systems increased approximately 53% compared to the prior year quarter, again reflecting the trend toward wireless products.  Sales of professional grade corded headsets for office and contact center applications decreased approximately 10% compared to the same quarter a year ago.

While we have been anticipating the trend toward wireless products, the rate at which customers are adopting wireless headsets, which had been accelerating in the latter part of fiscal 2006, appears to have slowed. We are targeting specific vertical markets, job categories and intensifying our focus on existing corded headset users who could benefit by upgrading to wireless.

Mobile

In the first quarter of fiscal 2007, compared to the same quarter a year ago, Mobile net revenues increased primarily due to net revenues from our Bluetooth products, which grew approximately 150% to $29.3 million primarily due to the following:

•	increased adoption of Bluetooth products in the market; and
•	the introduction of our new suite of Bluetooth headsets in fiscal 2006 and 2007 including:

o	Discovery 640 as well as the Discovery 645, which was launched in the first quarter of fiscal 2007;
o	Voyager 510; and
o	the Pulsar headset family.

The increase in net revenues from our Bluetooth products was offset by a decline in sales of corded products of approximately 52%, or $7.8 million. The increase in our Bluetooth headset net revenues were sufficient to cover the decrease in corded net revenues. The Bluetooth market is characterized by significant growth and represents our best opportunity for unit volume increases; however, this market is characterized by intense price competition.

Gaming and Computer Audio

In the first quarter of fiscal 2007, compared to the same quarter a year ago, Gaming and Computer Audio net revenues decreased predominantly due to the end of life of an OEM headset in Q2 of fiscal 2006. Revenues were also down as we transitioned from non-RoHS compliant product, and our older product lines, to RoHS compliant product and our new lineup of Audio and DSP computer headsets.

Other Specialty Products

In the first quarter of fiscal 2007, compared to the same quarter a year ago, other specialty product net revenues increased slightly due to timing of orders.  We anticipate that net revenues for this category will slightly increase in the remainder of fiscal 2007.

Domestic and International

In the first quarter of fiscal 2007, compared to the same quarter one year ago, international revenues as a percentage of total Audio Communications Group net revenues, decreased from approximately 35% to 34%. We experienced significant growth of approximately 21% in our Asia Pacific Latin America region (“APLA”), which was broad based across all major product groups, but was particularly strong in wireless office and Bluetooth mobile headsets.  Net revenues in our Europe, Middle East, and Africa (“EMEA”) region were flat when comparing the year over year quarters. We experienced moderate growth domestically and this domestic revenue growth primarily resulted from wireless office and Bluetooth mobile headsets.

Audio Entertainment Group

	Three Months Ended
	June 30,	June 30,	Increase
($ in thousands)	2005	2006	(Decrease)
Audio Entertainment Group
Net revenues from customers:
Total segment net revenues	$-	$31,332	$31,332

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

In the first quarter of fiscal 2007, Portable Audio and Powered Audio accounted for approximately 57% and 36%, respectively, of Audio Entertainment Group net revenues.  Personal Audio, and Interactive Audio make up the remainder.  The MP3 market contributed heavily to sales of Altec Lansing speaker products in the Portable products category, which attach to MP3 players; however, there was a softening in demand growth leading to excess inventories in the U.S. market for iPOD accessories which resulted in an increase in promotional allowances and credits which reduced net revenues. The MP3 market still represents a significant opportunity for unit volume increases; however, this market is highly competitive and fast changing.

Because the Altec Lansing products are primarily consumer goods sold in the retail channel, sales are seasonal, with the strongest sales occurring in the December quarter due to the holiday sales and weaker sales occurring in the summer months. The net revenues for the first quarter of fiscal 2007 reflect the seasonal weakness as well as increased discounting.

In the first quarter of fiscal 2007, we launched a rugged portable speaker for use with the iPod, the iM9.

We anticipate that the softening in demand in the U.S. market for iPOD accessories which negatively impacted our June quarter results will continue into the September quarter and that we will continue to respond to the pricing pressures through an increased use of promotional allowances and credits, which will reduce net revenues.

Domestic and International

In the first quarter of fiscal 2007, domestic net revenues were approximately 59% of total net revenues. The international net revenues represent approximately 41% of net revenues for the Audio Entertainment Group, with 49% of international revenues derived from the European market.

Revenues may vary due to seasonality, timing of the introduction of new products, discounts and other incentives, channel mix, and new competitors entering these markets.  Other trends which will also impact our Audio Entertainment Group revenues include growth of the MP3 player market, and our ability to successfully attach to new generations of MP3 players and to develop products which keep up with the rapidly-developing portable and personal audio markets.

Consolidated

	Three Months Ended
	June 30,	June 30,	Increase
($ in thousands)	2005	2006	(Decrease)
Consolidated By Geographic Region
United States	$96,685	$126,900	$30,215	31.3%

Europe, Middle East and Africa	35,822	41,938	6,116	17.1%
Asia Pacific and Latin America	11,849	19,042	7,193	60.7%
Canada and other international	4,553	7,189	2,636	57.9%
Total international	52,224	68,169	15,945	30.5%
Total consolidated net revenues	$148,909	$195,069	$46,160	31.0%

In the first quarter of fiscal 2007, compared to the same quarter a year ago, the increase in the consolidated net revenues is primarily attributable to the additional net revenues of $31.3 million resulting from the acquisition of Altec Lansing and growth in our Bluetooth and wireless Office and Contact center products. The increase was partially offset by a decrease in our corded product revenues and lower net revenues from our gaming products. The wireless market, coupled with a trend toward the convergence of communications and entertainment, continues to grow, with net revenues up approximately 64% compared to the same quarter a year ago. In addition, our total net revenues from wireless products for the first quarter of fiscal 2007 account for approximately 49% of our total Audio Communications Group net revenues compared to approximately 33 % a year ago.

Consolidated net revenues from domestic and international sales, as a percentage of total net revenues, remained unchanged at 65% and 35%, respectively, for the first quarter of fiscal 2007 compared to the same period in fiscal 2006.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling, depreciation, warranty expense, reserves for excess and obsolete inventory, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs.

Audio Communications Group

	Three Months Ended
	June 30,		Increase
Audio Communications Group	2005	2006	(Decrease)
Net revenues	$148,909	$163,737	$14,828	10.0%
Cost of revenues	75,760	93,664	17,904	23.6%
Segment Gross profit	$73,149	$70,073	$(3,076)	-4.2%
Segment Gross profit %	49.1%	42.8%	(6.3)	ppt.

In the first quarter of fiscal 2007, compared to the same quarter a year ago, gross profit as a percent of revenues decreased 6.3 percentage points. This decrease was primarily due to the following:

•
a product mix shift toward consumer products, which have lower gross margins than many of our office products, coupled with continued pricing pressure, especially on consumer Bluetooth headsets, decreased gross profits. However, compared to the year ago quarter, gross margins for Bluetooth products have improved.

•
an increase in capacity in our production facilities in Suzhou, China and Tijuana, Mexico in preparation for anticipated future demand, especially for our Bluetooth products.  Introduction and development of new products is continuing to drive higher production variances. In the fourth quarter of fiscal 2006, we completed construction of a new manufacturing and design center in Suzhou. Full utilization of our new facility in China is expected to be achieved late in fiscal 2007.  Production volume in the facility in Mexico increased over the same quarter a year ago, primarily due to Bluetooth products.

•
requirements for excess and obsolete inventory increased due to unanticipated shifts in demand, and the cost of our warranty obligations was higher due in part to increases in sales and in part, to an increase in mix of consumer products which have a higher rate of return under warranty.

•	higher freight and duty costs resulting from higher volumes and material receipts for Bluetooth products.

•	stock-based compensation charges of $0.8 million.

•
on new products, the yield has been below target levels and unit costs have been above our targeted levels, and we incurred higher scrap costs due to new product launches, further contributing to the decline in gross profit.

These negative factors were partially offset by the favorable impact of better component pricing which we were able to obtain through our expanded presence in China and better factory utilization at our plant in Tijuana, Mexico.

Product mix has a significant impact on gross profit, as there can be significant variances between our higher and our lower margin products.  Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit. We expect gross profit pressures from the factors mentioned above as well as from competitive pricing to continue for the near future. While we are focused on actions to improve our gross profit through supply chain management, improvements in product launches, increasing the utilization of manufacturing capacity, particularly in our new facility in China, and improving the effectiveness of our marketing programs, there can be no assurance that these actions will be successful.

Audio Entertainment Group
	Three Months Ended
	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)

Audio Entertainment Group
Net revenues	$-	$31,332	$31,332
Cost of revenues	-	25,430	25,430
Segment gross profit	$-	$5,902	$5,902
Segment gross profit %		18.8%	18.8	ppt.

In the first quarter of fiscal 2007, gross profit has been negatively impacted by the following key factors:

•
a 3.3 percentage point impact due to purchase accounting.  We recorded $1.0 million in amortization expense relating to technology assets acquired in the Altec Lansing acquisition.  The amortization expense associated with the technology assets is expected to continue to reduce gross profit for the next six to eight years;

•	competitive pricing pressures which resulted in significant discounting and price protection programs;

•	net revenues are at seasonally low levels while much of cost of revenues is fixed, which results in a seasonally low gross profit.

Gross profit may vary depending on the product mix, competitive pricing pressures, amount of excess and obsolete inventory charges, return rates, the amount of product sold for which royalties are required to be paid, the rate at which royalties are calculated, and other factors.

Consolidated

	Three Months Ended
	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Consolidated
Net revenues	$148,909	$195,069	$46,160	31.0%
Cost of revenues	75,760	119,094	43,334	57.2%
Consolidated Gross profit	$73,149	$75,975	$2,826	3.9%
Consolidated Gross profit %	49.1%	38.9%	(10.2)	ppt.

In the first quarter of fiscal 2007, compared to the same quarter a year ago, the increase in the consolidated gross profit is primarily attributable to incremental gross margin of $5.9 million from our acquisition of Altec Lansing and overall higher revenues. Despite the incremental gross profit from the Audio Entertainment Group, our gross profit as a percent of revenues decreased by approximately 10 percentage points which is attributable to the following factors:

•	product mix within the Audio Communications Group;

•
segment mix, which is the ratio of the Audio Communication/Audio Entertainment Group’s gross profit compared to consolidated gross profit. Altec Lansing’s gross profit as a percentage of revenues, including the impact of purchase accounting, is lower than Plantronics’ core business gross profit as a percentage of revenues. Therefore, including Altec Lansing’s results of operations subsequent to the purchase on August 18, 2005 has resulted in reduced gross profit percentage on a consolidated basis; and

•	the impact of stock-based compensation charges of $0.8 million.

Our manufacturing facility in Suzhou, China began production in the fourth quarter fiscal 2006. As a result, depreciation expense associated with the facility commenced in that quarter, which has caused and will continue to cause, higher costs in the short run and will negatively affect our gross profits. Once our manufacturing facility in Suzhou, China is running at full utilization, we expect that this facility, assuming other factors remain constant, will reduce manufacturing costs and thus improve gross profit.

Gross profit margin may vary depending on the product mix, customer mix, channel mix, amount of excess and obsolete inventory charges, changes in our warranty repair costs or return rates, royalty payments, competitive pricing and discounts or customer incentives, and other factors.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead expenses, including facilities, human resources, and information technology costs.

Audio Communications Group

	Three Months Ended
	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Audio Communications Group
Research, development and engineering	$13,766	$16,018	$2,252	16.4%
% of total segment net revenues	9.2%	9.8%	0.6	ppt.

Research, development and engineering expense of the Audio Communications Group reflects our commitment to developing new products for the markets we serve. In the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006, research, development and engineering expenses were higher primarily due to the following:

•	stock-based compensation charges of approximately $1.0 million;

•
incremental growth in our design centers in Mexico and China, at an incremental cost of $0.7 million. The costs at these design centers are primarily associated with payroll and payroll-related costs due to higher headcount.  Our strategy is to have project execution, build, and verification processes co-located with the teams that are responsible for the manufacturing in order to improve execution, efficiency, and cost effectiveness. This growth is offset by a decline in research and development expenses in Europe, year over year, due to lower headcount and development activity; and

•	increased expenses for consultants, project materials and outside services of approximately $0.5 million.

Audio Entertainment Group

	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Audio Entertainment Group
Research, development and engineering	$-	$2,582	$2,582
% of total segment net revenues	0.0%	8.2%	8.2	ppt.

In the first quarter of fiscal 2007, research, development, and engineering expense includes costs incurred for development of future product lines and to maintain current technology. In the first quarter of fiscal 2007, we launched new products in the Portable and Personal categories, and we continue to work on developing new product lines. Our recently introduced new products include the iM9 portable iPod speaker.

Consolidated

	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Consolidated
Research, development and engineering	$13,766	$18,600	$4,834	35.1%
% of total consolidated net revenues	9.2%	9.5%	0.3	ppt.

In the first quarter of fiscal 2007, compared to the same quarter a year ago, the increase in research, development and engineering expense is attributable to costs associated with our design centers in Tijuana, Mexico and Suzhou, China, additional expenses from the Audio Entertainment Group, and the impact of the stock-based compensation charges.

We expect that our research, development and engineering expenses will increase in the remainder of fiscal 2007 in the following areas:

•	continued expenditure in the wireless office and wireless mobile markets, gaming products and the home and home office markets;

•	expansion of our industrial design center in Santa Cruz; and

•	costs associated with technology developed through our Volume Logic business.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense consists primarily of compensation costs, including commissions, marketing costs, professional service fees, outside consultants, litigation costs, bad debt expense and allocation of overhead expenses, including facilities, human resources and information technology costs.

Audio Communications Group

	Three Months Ended
	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Audio Communications Group
Selling, general and administrative	$29,892	$35,875	$5,983	20.0%
% of total segment net revenues	20.1%	21.9%	1.8	ppt.

In the first quarter of fiscal 2007, compared to the same quarter a year ago, selling, general and administrative expenses increased due to the following:

•	stock-based compensation charges of $2.5 million;

•	higher headcount in the marketing function;

•	an increase in sales expenses attributable to a larger global sales presence and an increase in sales-related compensation; and

•	an increase in general and administrative expenses due to higher headcount, depreciation, and outside providers for legal, accounting, and auditing services.

Audio Entertainment Group

	Three Months Ended
	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Audio Entertainment Group
Selling, general and administrative	$-	$9,013	$9,013
% of total segment net revenues	0.0%	28.8%	28.8	ppt.

The Audio Entertainment Group’s selling, general and administrative expenses in the first quarter of fiscal 2007, included non-cash charges of $0.9 million primarily related to the amortization of acquired intangible assets, excluding technology assets which are included in cost of revenues, related to the Altec Lansing acquisition. The Audio Entertainment Group also incurred stock-based compensation charges of $0.1 million. In addition, AEG had significant expenses for trade shows in the quarter.

Consolidated

	Three Months Ended
	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Consolidated
Selling, general and administrative	$29,892	$44,888	$14,996	50.2%
% of total consolidated net revenues	20.1%	23.0%	2.9	ppt.

In the first quarter of fiscal 2007, compared to the same quarter a year ago, the increase in consolidated selling, general and administrative expenses can be attributed to the following:

•
$9.0 million in selling, general and administrative expenses associated with the Audio Entertainment Group, including $0.9 million primarily related to the amortization of acquired intangible assets, excluding technology assets, related to the Altec Lansing acquisition;

•	$2.6 million charge for stock-based compensation for the first quarter of fiscal 2007; and
•	higher compensation-related charges and costs associated with a larger global sales presence.

We anticipate our consolidated selling, general and administrative expenses will continue to increase in the remainder of fiscal 2007. Due to the softening in demand growth, we are controlling discretionary spending and will be monitoring the amounts spent on the office demand generation campaign based upon current and forecasted results of operations. We anticipate that we will spend $3.2 million on office demand generation programs during the second quarter of fiscal 2007.

GAIN ON SALE OF LAND

We sold a parcel of land in Frederick, Maryland, for net proceeds of $2.7 million and recorded a pre-tax gain of $2.6 million from the sale of this property.

TOTAL OPERATING EXPENSES AND OPERATING INCOME

Audio Communications Group

	Three Months Ended
	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Audio Communications Group
Operating Expense	$43,658	$49,256	$5,598	12.8%
% of total segment net revenues	29.3%	30.1%	0.8	ppt.

Operating Income	$29,491	$20,817	$(8,674)	-29.4%
% of total segment net revenues	19.8%	12.7%	(7.1)	ppt.

In first quarter of fiscal 2007, compared to the same quarter a year ago, operating income decreased 29.4% or 7.1 percentage points as a percentage of revenue due to the 6.3 percentage point decrease in gross profit and higher operating expenses of 0.8 percentage points as a percentage of revenue. We recorded a $2.6 million pre-tax gain due to a sale of land in Maryland, which partially offset the increase of operating expenses. Absent the gain on the land sale, operating expenses increased 2.4 percentage points as a percentage of revenue.

We believe that our operating margins will be impacted by the recent trends in our business and industry, including a downward trend on revenues derived from professional grade corded headsets, the rapid growth of the Bluetooth consumer market with continued intense price competition and other factors such as generally shorter product life cycles.

Audio Entertainment Group

	Three Months Ended
	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Audio Entertainment Group
Operating expense	$-	$11,595	$11,595
% of total segment net revenues	0.0%	37.0%	37.0	ppt.

Operating loss	$-	$(5,693)	$(5,693)
% of total segment net revenues	0.0%	-18.2%	(18.2)	ppt.

In the first quarter of fiscal 2007, operating loss was 18.2% of revenue and included $1.9 million in non-cash charges related to purchase accounting. These charges included $1.0 million in cost of revenues relating to the amortization of acquired technology assets and $0.9 million recorded under selling, general and administrative expense representing primarily the amortization of acquired intangibles, excluding technology assets. These non-cash purchase accounting charges will continue for the next 6-8 years.

Consolidated

	Three Months Ended
	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Consolidated
Operating expense	$43,658	$60,851	$17,193	39.4%
% of total consolidated net revenues	29.3%	31.2%	1.9	ppt.

Operating income	$29,491	$15,124	$(14,367)	-48.7%
% of total consolidated net revenues	19.8%	7.8%	(12.1)	ppt.

In the first quarter of fiscal 2007, compared to the same quarter a year ago, our operating income decreased primarily due to lower gross profit percentages, the impact of stock compensation charges, and the operating loss from the acquired Audio Entertainment business. As a result, operating income decreased from 19.8% to 7.8% as a percentage of revenue.

We believe that our operating margins will be impacted by product mix shifts, stock-based compensation, the acquisition of Altec Lansing, including the impact of the non-cash charges associated with purchase accounting, product life cycles, and the impact of seasonality.

INTEREST AND OTHER INCOME (EXPENSE), NET

Consolidated

	Three Months Ended
	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Interest and other income (expense), net	$232	$985	$753	324.6%
% of total net revenues	0.2%	0.5%	0.3	ppt.

In the first quarter of fiscal 2007, compared to the same quarter a year ago, interest and other income (expense), net increased primarily due to a foreign exchange gain of $0.8 million, net of hedging compared to a foreign exchange loss of $1.6 million in the comparable quarter a year ago, which is primarily due to a period-over-period weakening of the U.S. dollar compared to the Euro and British pound. Our interest income was significantly lower this quarter compared to the same quarter a year ago as we used approximately $120 million of our short-term investments to finance the acquisition of Altec Lansing in the second quarter of fiscal 2006, and our interest expense was higher as we drew down on our line of credit for the remainder of the $165 million purchase price.

INCOME TAX EXPENSE

Consolidated

	Three Months Ended
	June 30,		Increase
($ in thousands)	2005	2006	(Decrease)
Income before income taxes	$29,723	$16,109	$(13,614)	-45.8%
Income tax expense	8,025	3,818	(4,207)	-52.4%
Net income	$21,698	$12,291	$(9,407)	-43.4%

Effective tax rate	27.0%	23.7%	(3.3)	ppt.

In the first quarter of fiscal 2007, compared to the same quarter a year ago, income tax expense was reduced because we had incremental expenses which provided a higher rate of benefit to the income tax provision than our prior quarter tax rate, which reduced our effective tax rate for the quarter. These include the following:

•	the operating loss of AEG which has a tax benefit of 36.8%.

This benefit was partially offset by tax expense associated with the gain on sale of the Frederick, Maryland property which is taxed at a rate of approximately 38%. Overall, the rate decreased from 27.0% in the first quarter of fiscal year 2006 to 23.7% in the first quarter of fiscal year 2007. Currently, we are not able to forecast the tax rate for the full fiscal year for both the AEG and the ACG groups due to many factors including stock-based compensation, the product mix, rapidly changing market conditions and AEG being a new business for us in the volatile retail sector. We also have significant operations in multiple tax jurisdictions. Currently, some of these operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions no longer qualified for these lower tax rates or if the applicable tax laws were rescinded or changed, our tax rate would be materially affected. The tax rate will also be impacted by whether or not the federal research and development tax credit is reinstated in the current fiscal year.

FINANCIAL CONDITION:

The table below provides selected condensed consolidated cash flow information for the periods presented:

	Three Months Ended
	June 30,
($ in thousands)	2005	2006

Cash provided by operating activities	$35,875	$4,505

Cash used for capital expenditures	(10,826)	(9,135)
Cash used for acquisitions	(7,388)	--
Cash provided by other investing activities	39,694	8,029
Cash provided by (used for) investing activities	21,480	(1,106)

Cash used for financing activities	$(47,822)	$(14,480)

Cash Flows From Operating Activities

Cash flows from operating activities are the principal source of cash for us.

In the first quarter of fiscal 2007, compared to the same quarter a year ago, operating cash flow decreased by approximately $31 million. The major decreases include the following:

•
Increases in net inventory balances of $30 million, primarily related to raw material purchases for our of newly-introduced Bluetooth and wireless office products. Inventory increased due to anticipated future demand which did not materialize and due to a conscious decision to increase safety stock. Average annual inventory turns decreased from 5.4 in the first quarter of fiscal 2006 to 3.5 in the first quarter of fiscal 2007.

•	Net income of $12.3 million in the first quarter of fiscal 2007 compared to $21.7 million in the same quarter last year.

•
Net accounts receivable increased sequentially by $3.7 million as a result of a higher level of sales in ACG and the addition of the AEG receivables, offset by strong cash collections. Our days’ sales outstanding (“DSO”) increased to 56 days in the first quarter of fiscal 2007, compared to 54 days in the same quarter a year ago. In international locations, trade terms that are standard in a particular locale may extend longer than is standard in the U.S. This may increase our working capital requirements and may have a negative impact on our cash flow provided by operating activities.

These decreases to operating cash flow were partially offset by the following:

•	An increase of $12.5 million in the accounts payable balance, which is due to significant purchases of raw materials which had not been paid as of the end of the quarter;

•
An increase in non-cash charges for depreciation and amortization expense, increasing from $3.5 million in first quarter of fiscal 2006 to $7.2 million in the first quarter of fiscal 2007. As a result of the acquisition of Altec Lansing in August 2006, we acquired additional property, plant and equipment which results in more depreciation, and we acquired significant intangible assets resulting in more amortization. Finally, we placed additional fixed assets into production in our new manufacturing plant in Suzhou, China, in our new research and development center in Tijuana, Mexico, and in building improvements in our Santa Cruz, California headquarters facility.

•	A $4.4 million non-cash stock compensation charge was recorded under the provisions of SFAS 123(R).

•	An increase in income taxes payable due to the timing of payments.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels and timing of payments. Due to the softening in demand growth, we are controlling discretionary spending and will be monitoring the amounts spent on the office demand generation campaign based upon current and forecasted results of operations. We anticipate that we will spend $3.2 million on office demand generation programs during the second quarter of fiscal 2007.

Cash Flows From Investing Activities

In the first quarter of fiscal 2007, we used $1.1 million in cash for investing activities compared to $21.5 million of cash provided in the same quarter a year ago.

Cash used in investing activities in the first quarter of fiscal 2007 was primarily attributable to $9.1 million in capital expenditures including building improvements at our corporate headquarters, machinery and equipment, tooling, computers, and software. The cash outflows from investing activities were offset in part by net proceeds of $8.0 million (total purchases of $99.0 million and proceeds of $107.0 million) from the sale of short-term investments. We also received $2.7 million in net proceeds from the sale of land in Frederick, Maryland; these proceeds are classified as restricted cash as they are held in an escrow account in order to potentially fund our other acquisitions through a tax-deferred Internal Revenue Code Section 1031 exchange.

We anticipate making more short-term investments as interest rates continue to rise in order to obtain more favorable yields. As our business grows, we may need additional facilities and capital expenditures to support this growth. We plan to finish the building improvements in our Santa Cruz headquarters by the end of fiscal 2007. We will continue to evaluate new business opportunities and new markets. If we pursue new opportunities or markets in areas in which we do not have existing facilities, we may need additional expenditures to support future expansion.

Cash Flows From Financing Activities

In the first quarter of fiscal 2007, cash flows used for financing activities were approximately $14.5 million compared to $47.8 million used in the same quarter a year ago. In the first quarter of fiscal 2006, we repurchased 1,372,500 shares of our common stock for $47.3 million. In first quarter of fiscal 2007, we repurchased 175,000 shares of our common stock for an aggregate of $4.0 million, at an average price of $22.98 per share. As of June 30, 2006, no shares remained authorized for repurchase.

Other significant cash outflows from financing activities in the first quarter of fiscal 2007 are as follows:

•	cash dividends totaling $2.4 million; and

•	$9.0 million of aggregate payments to reduce the balance owed on our line of credit.

On July 25, 2006, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on September 8, 2006 to stockholders of record on August 10, 2006.  The plan approved by the Board anticipates a total annualized dividend of $0.20 per common share. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial condition and financial performance.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion. In fiscal 2006, we undertook several large projects which included construction of our new manufacturing and design facility in Suzhou, China which has now been substantially completed and is presently in operation. We spent $0.9 million on capital expenditures for Suzhou, China in the first quarter of fiscal 2007, compared to $4.0 million in the first quarter of fiscal 2006. We also have begun construction of the new industrial design wing at the Santa Cruz headquarters building in fiscal 2006 and spent $3.8 million on capital expenditure for this project in the first quarter of fiscal 2007, compared to $3.2 million in the first quarter of fiscal 2006. We have also made $0.9 million of capital expenditures in each of the first quarters of fiscal 2007 and 2006 to improve our manufacturing site in Tijuana, Mexico.

For the remainder of fiscal 2007, we expect to spend approximately $30 million on capital expenditures, which includes the expansion and improvement of our facilities at our Santa Cruz headquarters and industrial design center, and our warehouse in Milford, Pennsylvania.

At June 30, 2006, we had working capital of $207.2 million, including $58.5 million of cash, cash equivalents and short term investments, (excluding restricted cash of $2.7 million), compared with working capital of $201.4 million, including $76.7 million of cash, cash equivalents and short-term investments at March 31, 2006.

We have a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%. The line of credit expires on August 1, 2010. Our borrowings at June 30, 2006 were $13.0 million under the credit facility and our commitments under a letter of credit sub-facility were $2.0 million. The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory. In the first quarter of fiscal 2007, we made aggregate principal payments of $9.0 million against the amount outstanding. The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters. It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under our amended Credit Agreement.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

We also have a hedging program to hedge a portion of anticipated revenues denominated in the Euro and Great British Pound with put and call option contracts used as collars. At each reporting period, we record the net fair value of our unrealized option contracts on the balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive income, a separate element of stockholders’ equity. Gains and losses associated with realized option contracts are recorded within revenue.

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

We believe that our current cash, cash equivalents and cash provided by operations, and our line of credit will be sufficient to fund operations for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Certain Forward-Looking Information” and “Risk Factors” in this Quarterly Report on Form 10-Q for factors that could affect our estimates for future financial needs and sources of working capital.

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations as of June 30, 2006, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
($ in thousands)	Total	Remainder of Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter
Operating leases	$(14,189)	$(3,329)	$(3,597)	$(2,991)	$(1,695)	$(694)	$(1,883)
Unconditional purchase obligations	(70,638)	(70,638)	-	-	-	-	-
Total contractual cash obligations	$(84,827)	$(73,967)	$(3,597)	$(2,991)	$(1,695)	$(694)	$(1,883)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended April 1, 2006. We have added the following critical accounting policy during the first quarter of fiscal 2007.

Stock-based Compensation Expense

During the first quarter of fiscal 2007, we adopted the provisions of, and now account for stock-based compensation in accordance with, Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123(R)”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective adoption method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed consolidated statements of operations.

We calculate the fair value of restricted stock based on the fair market value of our stock on the date of grant. We calculate the fair value of stock options and employee stock purchase plan shares using the Black-Scholes option pricing model. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the volatility of our common stock based on an equally weighted average of historical and implied volatility. Implied volatility is based on the volatility of our publicly traded options on our common stock. We determined that a blend of historical and implied volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility, which we had used for our pro forma disclosures under SFAS 123 prior to fiscal 2007. We estimate the expected life of options granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We base the dividend yield assumption on our current dividend and the average market price of our common stock during the period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The guidance in SFAS 123(R) and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and could materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

The adoption of SFAS 123(R) had a material impact on our condensed consolidated financial position and results of operations. See Note 3, “Stock Based Compensation”, for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

INTEREST RATE RISK

At June 30, 2006, we had cash and cash equivalents totaling $58.5 million (excluding restricted cash of $2.7 million) compared to $68.7 million at March 31, 2006. We had marketable securities of $8.0 million at March 31, 2006 and a zero balance at June 30, 2006.

We have applied modeling techniques to measure the hypothetical changes in fair values in our short term investments, excluding cash and cash equivalents, held at March 31, 2006 that are sensitive to changes in interest rates. At June 30, 2006, we did not own any short term investments; thus, there is no interest rate risk associated with investments.

As of July 29, 2006, we had $13.0 million borrowed under the revolving credit facility and $2.0 million committed under the letter of credit sub-facility. If we choose to borrow additional amounts under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

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

(in millions)
Currency - forward contracts	USD Value of Net FX Contracts	Net Underlying Foreign Currency Transaction Exposures	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Euro	$22.9	$29.6	$(6.7)	$(0.7)	$0.6
Great British Pound	3.7	15.2	(11.5)	(1.3)	1.0

Net position	$26.6	$44.8	$(18.2)	$(2.0)	$1.6

Cash Flow Hedges

In the first quarter of fiscal 2007, approximately 35% of revenue was derived from sales outside of the United States, which were predominantly denominated in the Euro and the Great British Pound.

As of June 30, 2006, we had foreign currency call option contracts of approximately €50.2 million and £18.3 million denominated in Euros and Great British Pounds, respectively. As of June 30, 2006, we also had foreign currency put option contracts of approximately €50.2 million and £18.3 million denominated in Euros and Great British Pounds, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $9.6 million or a loss of $10.0 million, respectively.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

June 30, 2006
(in millions)
Currency - option contracts	USD Value of Net FX Contracts	FX Gain (Loss) From 10%Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Call options	$(98.2)	$3.7	$(8.4)
Put options	93.2	5.9	(1.6)

Net position	$(5.0)	$9.6	$(10.0)

Item 4. Controls And Procedures.

(a)	Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Plantronics Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Act rules and forms.

In connection with the filing of Form 10-Q for the quarter ended June 30, 2006, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

(b)	Changes in internal control over financial reporting

On August 18, 2005, we acquired Altec Lansing Technologies, Inc.  Our management has not yet completed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for this recently acquired subsidiary.  We intend to disclose all material changes resulting from this acquisition within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include this entity.  Other than changes from this acquisition, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fluctuations in our operating results may cause volatility in the trading price of our common stock. For example, in the second and fourth quarters of fiscal year 2006 and the first quarter of fiscal year 2007, our operating results either did not meet our targets or the market’s expectations, which had a significant adverse effect on the trading price of our common stock.

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

Our industry is characterized by rapid technological change, frequent new product introductions, short-term customer commitments and rapid changes in demand. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which make it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. Significant unanticipated fluctuations in demand and the global trend towards consignment of products could cause the following operating problems, among others:

•
If forecasted demand does not develop, we could have excess inventory and excess capacity. Over-forecast of demand could result in higher inventories of finished products, components and subassemblies. In addition, because our retail customers have pronounced seasonality, we must build inventory well in advance of the December quarter in order to stock up for the anticipated future demand. If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins.

•
If demand increases beyond that forecasted, we would have to rapidly increase production. We currently depend on suppliers to provide additional volumes of components and sub-assemblies, and we are experiencing greater dependence on single source suppliers. Therefore, we might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to our competitors to meet their needs, there could be a long-term impact on our revenues and profitability.

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

•
The introduction of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties, including developing and marketing these wireless headset products; unforeseen delays or difficulties in introducing and achieving volume production of such products, as occurred in our second and third quarter of fiscal 2006; our dependence on third parties to supply key components, many of which have long lead times; and our ability to forecast demand for this new product category for which relevant data is incomplete or unavailable. We may have longer lead times with certain suppliers than commitments from some of our customers. If we are unable to deliver product on time to meet the market window of our retail customers, we will lose opportunities to increase revenues and profits. We may also be unable to sell these finished goods, which would result in excess or obsolete inventory.

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

•
We are in the process of shifting production from certain of our third party vendors and our plant in Mexico to our plant in Suzhou, China. If we are not able to successfully transition production we may not be able to meet demand or manufacture products at a cost which is competitive with historical costs.

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

•
Difficulties in integration of the operations, technologies, and products of Altec Lansing. Our systems integration plan for Altec Lansing includes transitioning Altec Lansing’s current ERP system to ours. We anticipate that there will be significant business processes and internal controls which will change as a result of the integration. If we are unable to complete the systems integration plan successfully or on a timely basis this could result either in delays to our internal controls evaluation for Altec Lansing or in additional costs in the documentation and testing of these controls;

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

•
Due to the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, sub-assemblies, components and products. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs. In particular, many B2C customer orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize. Failure in the future to match the timing of purchases of raw materials, sub-assemblies, components and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affecting our business, financial condition and results of operations.

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

Certain of our portable products under our Altec Lansing brand was developed for use with Apple Computer, Inc.’s (“Apple”) iPod products.  We have a non-exclusive right to use the Apple interface with certain of our portable products, and we are required to pay Apple a royalty for this right.  The risks faced in conjunction with our Apple related products include, among others:

•
If supply or demand for iPod products decreases, demand for certain of our portable products could be negatively affected, as we experienced in the first quarter of fiscal 2007. MP3 integration with cell phones could take significant market share from Apple’s iPod products;

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

We compete in the B2B market for the sale of our office and contact center products. We believe that our greatest long-term opportunity for profit growth in the Audio Communications Group is in the office market, and our foremost strategic objective for this segment is to increase headset adoption. To this end, we are investing in creating new products that are more appealing in functionality and design as well as investing in a national advertising campaign to increase awareness and interest. If these investments do not generate incremental revenue, our business could be materially affected. We are also experiencing a more aggressive and competitive environment with respect to price in our B2B markets, increases order volatility which puts pressure on profitability and could result in a loss of market share if we do not respond effectively.

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

As a result of the acquisition of Altec Lansing and Octiv in fiscal 2006, we have significant intangible assets recorded on our balance sheet. Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our intangible assets.  We had no impairment losses recorded in financial results in fiscal 2007.  We will continue to evaluate the recoverability of the carrying amount of our intangible assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

Competitors in audio devices vary by product line. In the PC speaker business, competitors include Logitech and Creative Labs. In the PC and office and contact center markets, a significant competitor is Senheiser Communications. In the PC and console headset, telephony and microphone business, our primary competitor is Logitech. In the Audio Entertainment speaker business, competitors include Harmon Kardon, Bose, Logitech, Cyber Acoustics and Creative Labs. Since our entry into the mobile phone headset business, we have been competing against mobile phone and accessory companies such as Jabra, Motorola, Nokia, and Sony−Ericsson, some of whom have substantially greater resources than we have, and each of whom has established market positions in this business. Currently, our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. We are currently experiencing more price competition from GN Netcom in the B2B markets than in the past. Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments. Motorola also benefits from the ability to bundle other offerings with their headsets. We are also experiencing additional competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

Our product markets are intensely competitive and market leadership changes frequently as a result of new products, designs and pricing. The growing focus of telephony service providers on the resale and profit from headsets and other accessories threatens the price structure of the industry, margins and market share. We also expect to face additional competition from companies, principally located in the Far East, which offer very low cost headset products, including products that are modeled on, or are direct copies of our products. These new competitors are likely to offer very low cost products, which may result in pricing pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

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

If we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features, and design, as well as continue to build and strengthen our brand recognition, our business could be harmed. In particular, Microsoft’s entry into the Universal Audio Architecture open access platform, provides more value in software and as a result reduces the opportunities for us to provide distinctive, technologically advanced features, further commoditizing headsets. If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, and our revenues and earnings could decline.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental regulations.

There are multiple initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with the European Union Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment (“ROHS”) and on Waste Electrical and Electronic Equipment (“WEEE”). In certain jurisdictions the ROHS legislation has already been enacted as of July 1, 2006. However, other jurisdictions have delayed implementation. Some of our customers are requesting that we implement these new compliance standards sooner than the legislation would require. While we believe that we will have the resources and ability to fully meet our customers' requests, and spirit of the ROHS and WEEE directives, if unusual occurrences arise or if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to meet the aggressive schedule set by our customers or comply with the legislation as passed by the EU member states. If that were to happen, a material negative effect on our financial results may occur.

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

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

•	Uncertain economic conditions and the decline in investor confidence in the market place;

•	Changes in our published forecasts of future results of operations;

•	Quarterly variations in our or our competitors' results of operations and changes in market share;

•	The announcement of new products or product enhancements by us or our competitors;

•	The loss of services of one or more of our executive officers or other key employees;

•	Changes in earnings estimates or recommendations by securities analysts;

•	Developments in our industry;

•	Sales of substantial numbers of shares of our common stock in the public market;

•	Integration of the Altec Lansing business or market reaction to future acquisitions;

•	General market conditions; and

•	Other factors unrelated to our operating performance or the operating performance of our competitors.

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

During our first quarter of fiscal year 2007, approximately 35% of our net revenues were derived from customers outside the United States. In addition, we conduct the majority of our Audio Communications Group headset assembly operations in our manufacturing facility located in Tijuana, Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We have just completed construction of a factory and design center in Suzhou, China and are also purchasing a growing number of turnkey products directly from Asia. If we are unable to effectively transition outsourced production into our new Suzhou facility, we may be unable to meet demand for these products, and our margins on these products may decrease. There are risks in operating the Suzhou factory and expanding our competency in a rapidly evolving economy because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated or the like.  Should any of these risks occur, we may be unable to maximize the output from the facility and our financial results may decrease from our anticipated levels.  Further, the majority of our Audio Entertainment products are manufactured either in our Dongguan, China, manufacturing plant or manufactured by foreign vendors, primarily in China.  The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

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

War, terrorism, public health issues or other business interruptions whether in the United States or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, our company, and the our suppliers or customers. Our major business operations are subject to interruption by earthquake, flood or other natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, public health issues, and other events beyond its control. Our corporate headquarters, information technology, certain research and development activities, and other critical business operations, are located near major seismic faults. While we are partially insured for earthquake-related losses, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.

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

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 137 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking intellectual property protection can be lengthy and expensive. Intellectual property may not be issued in response to our applications, and intellectual property that is issued may be invalidated, circumvented or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense. We are currently seeing employee departures at a rate greater that historically experienced due in part to a number of factors such as, a stronger more competitive labor environment, our weaker stock price, reduced bonuses and reduced profit sharing. We may not be successful in attracting and retaining such personnel, and our failure to do so could have a material adverse effect on our business, operating results or financial condition.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Programs

The Board of Directors authorized a 1 million share repurchase program on October 2, 2005, the 17th of such programs. As of June 30, 2006, all shares authorized under this program have been repurchased.

The following presents the shares repurchased during the three months ended June 30, 2006:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet to be Purchased Under the Plans or Programs

April 2, 2006 to April 30, 2006	-	-	-	175,000

May 1, 2006 to June 4, 2006	125,000	$23.17	125,000	50,000

June 5, 2006 to July 1, 2006	50,000	$22.48	50,000	-

Total	175,000	$22.98	175,000

We have a credit agreement with a major bank containing covenants which limit our ability to pay cash dividends on shares of our common stock except under certain conditions. We believe that we will continue in the near future to meet the conditions that make the payment of cash dividends permissible pursuant to the credit agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The 2006 Annual Meeting of Stockholders of Plantronics, Inc. (the "Company") was held at Plantronics Headquarters, 345 Encinal St. Santa Cruz, CA on July 26, 2006 (the "Annual Meeting").

b.	At the Annual Meeting, the following seven individuals were elected to the Company's Board of Directors.

Nominee	Votes Cast For	Withheld or Against

Marvin Tseu	41,813,401	1,622,170

Ken Kannappan	42,304,812	1,130,759

Gregg Hammann	42,551,270	884,301

Marshall Mohr	42,794,293	641,278

Trude Taylor	41,653,838	1,781,733

Roger Wery	32,972,037	10,463,534

John Hart	42,795,045	640,526

c.	The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below:

(1) Proposal to approve an increase of 1,800,000 shares of Common Stock of Plantronics, Inc. issuable under the 2003 Stock Plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

33,882,782	3,407,357	55,750	6,089,681

(2) Proposal to approve an increase of 200,000 shares in the Common Stock issuable under the 2002 Employee Stock Purchase Plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

36,533,440	760,436	52,013	6,089,681

(3) Proposal to ratify and approve the Plantronics, Inc. Regular, Supplemental and Over Achievement Performance Bonus Plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

42,504,812	844,905	85,852	--

(4) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of Plantronics for fiscal 2007.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

42,815,970	559,213	60,386	--

ITEM 6. EXHIBITS.

We have filed, or incorporated by reference into this Report, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: August 10, 2006	By:	/s/ Barbara V. Scherer
Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger by and among Plantronics, Inc., Sonic Acquisition Corporation, Altec Lansing Technologies, Inc. and the other parties named herein, dated July 11, 2005 (incorporated herein by reference from Exhibit 2.1 of the Registrant’s Form 8-K (File 001-12696), filed on August 19, 2005).

3.1.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K (File No. 001-12696), filed on June 21, 2002).

3.1.2
Certificate of Amendment to Amended and Restated Bylaws of Plantronics, Inc. (incorporated herein by reference from Exhibit (3.1.2) of the Registrant's Current Report on Form 10-K (File No. 001-12696), filed on May 31, 2005).

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

3.2.3
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 5, 1997 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12696), filed on August 12, 1997).

3.2.4
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference from Exhibit (4.2) to the Registrant’s Registration Statement on Form S-8 (File No. 333-42664), filed on July 31, 2000).

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

10.12.3*
Employment Agreement dated as of April 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10.12.4*
Employment Agreement dated as of June 2003 between Registrant and Philip Vanhoutte (incorporated herein by reference from Exhibit (10.12.4) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on May 31, 2005).

10.12.5*
Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant's Annual Report on Form 10-K (File No. 001-12696), filed on June 2, 2003).

10.13.1
Credit Agreement dated as of July 31, 2003 between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.1) of the Registrant's Quarterly Report on Form 10-Q (File No. 001-12696), filed on November 7, 2003).

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

14	Worldwide Code of Business Conduct and Ethics (incorporated herein by reference from Exhibit (14) of the Registrant's Current Report on Form 10-K (File No. 001-12696), filed on May 31, 2005).

31.1	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO and CFO

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.