Form 10-Q
period 2006-09-30
PLANTRONICS INC /CA/
filed 2006-11-09
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

 As of October 27, 2006, 47,589,893 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$68,703	$51,013
Short-term investments	8,029	9,065
Total cash, cash equivalents, and short-term investments	76,732	60,078

Restricted cash	--	2,667
Accounts receivable, net	118,008	118,646
Inventory	105,882	139,426
Deferred income taxes	12,409	12,402
Other current assets	15,318	13,743
Total current assets	328,349	346,962

Property, plant and equipment, net	93,874	99,210
Intangibles, net	109,208	105,059
Goodwill	75,077	75,260
Other assets	5,741	5,648
Total assets	$612,249	$632,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$22,043	$10,020
Accounts payable	48,574	50,381
Accrued liabilities	43,081	49,254
Income taxes payable	13,231	13,673
Total current liabilities	126,929	123,328

Deferred income taxes	48,246	45,205
Long-term liabilities	1,453	1,127
Total liabilities	176,628	169,660

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value per share; 100,000 shares authorized, 66,270 and 66,330 shares issued at March, 31, 2006 and September 30, 2006, respectively	663	663
Additional paid-in capital	316,863	327,619
Accumulated other comprehensive income	3,934	3,006
Retained earnings	509,563	529,628
	831,023	860,916
Less: Treasury stock (common: 18,732 and 18,749 shares at March 31, 2006 and September 30, 2006, respectively) at cost	(395,402)	(398,437)
Total stockholders' equity	435,621	462,479

Total liabilities and stockholders' equity	$612,249	$632,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Net revenues	$172,225	$194,934	$321,134	$390,003
Cost of revenues	98,223	117,548	173,983	236,642
Gross profit	74,002	77,386	147,151	153,361

Operating expenses:
Research, development and engineering	16,122	16,805	29,888	35,404
Selling, general and administrative	37,823	44,558	67,715	89,447
Gain on sale of land	-	-	-	(2,637)
Total operating expenses	53,945	61,363	97,603	122,214

Operating income	20,057	16,023	49,548	31,147
Interest and other income (expense), net	1,031	267	1,263	1,252
Income before income taxes	21,088	16,290	50,811	32,399

Income tax expense	7,381	3,765	15,406	7,583
Net income	$13,707	$12,525	$35,405	$24,816

Net income per share - basic	$0.29	$0.27	$0.75	$0.53
Shares used in basic per share calculations	47,255	47,203	47,318	47,180

Net income per share - diluted	$0.28	$0.26	$0.72	$0.52
Shares used in diluted per share calculations	49,007	47,626	49,171	47,934

Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,405	$24,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,316	14,423
Stock-based compensation	246	8,376
Provision for doubtful accounts	326	442
Provision for excess and obsolete inventories	2,278	8,080
Deferred income taxes	(357)	(2,829)
Income tax benefit associated with stock option exercises	926	163
Excess tax benefits from stock-based compensation	-	(256)
Loss (gain) on sale or disposal of property, plant and equipment	28	(2,608)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,982)	(1,081)
Inventory	(13,654)	(41,490)
Other current assets	(1,478)	971
Other assets	746	94
Accounts payable	20,296	1,807
Accrued liabilities	(6,405)	4,156
Income taxes payable	2,349	443
Cash provided by operating activities	38,040	15,507

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short-term investments	431,720	172,784
Purchase of short-term investments	(297,396)	(173,820)
Acquisitions of Altec Lansing and Octiv, net of cash acquired	(164,967)	-
Proceeds from the sale of land	-	2,667
Restricted cash held in escrow	-	(2,667)
Capital expenditures and other assets	(22,306)	(15,679)
Cash used for investing activities	(52,949)	(16,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(47,273)	(4,021)
Proceeds from sale of treasury stock	2,143	2,404
Proceeds from exercise of stock options	6,681	797
Proceeds from line of credit	45,000	-
Repayment of line of credit	(3,930)	(12,023)
Payment of cash dividends	(4,731)	(4,751)
Excess tax benefits from stock-based compensation	-	256
Cash used for financing activities	(2,110)	(17,338)
Effect of exchange rate changes on cash and cash equivalents	(272)	856
Net decrease in cash and cash equivalents	(17,291)	(17,690)
Cash and cash equivalents at beginning of period	78,398	68,703
Cash and cash equivalents at end of period	$61,107	$51,013

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$287	$554
Income taxes	$13,151	$9,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Plantronics, Inc. (“Plantronics”, the “Company”, "we”, or "our") and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated.

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

The Company’s fiscal year ends on the Saturday closest to March 31. The current fiscal year ends on March 31, 2007 and the prior fiscal year ended on April 1, 2006. The Company’s current and prior fiscal years consist of 52 weeks. The second quarter end of fiscal 2007 was on September 30, 2006, and the corresponding quarter end in fiscal 2006 was on October 1, 2005. Both the current and corresponding fiscal quarter a year ago consist of 13 weeks.

For purposes of presentation, we have indicated our accounting year as ending on March 31 and our interim quarterly periods as ending on the applicable month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. This interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of fiscal year 2008. The Company is currently evaluating the impact of adopting the provisions of FIN 48 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of adopting the provisions of SFAS 157 on its financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following table shows the amount of stock-based compensation expense recorded under SFAS 123(R) included in the condensed consolidated statement of operations:

($ in thousands, except per share data)	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006

Cost of revenues	$692	$1,480

Research, development and engineering	881	1,908
Selling, general and administrative	2,367	4,988
Stock-based compensation expense included in operating expenses	3,248	6,896

Total stock-based compensation (1)	3,940	8,376

Income tax benefit	(1,284)	(2,729)

Total stock-based compensation expense, net of tax	$2,656	$5,647

Decrease in basic and diluted earnings per share	$0.06	$0.12

(1)	The three and six months ended September 30, 2006 include stock-based compensation expense associated with restricted stock awards of $0.5 million and $1.0 million, respectively.

Prior to the adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows in our condensed consolidated statements of cash flows. SFAS 123(R) requires that they be reported as a financing cash inflow rather than as an operating cash inflow. As a result of adopting SFAS 123(R), excess tax benefits for the six months ended September 30, 2006 of $0.3 million have been classified as financing cash inflows.

The Company continues to evaluate the transition methods for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R), including the establishment of the beginning balance of the additional paid-in capital pool (“APIC pool”), and has until the end of fiscal 2007 to select a transition method. The Company is currently following the alternative transition method discussed in FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed in APB 25, to account for all stock-based employee compensation plans and had adopted the disclosure-only alternative of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

Consistent with the disclosure provisions of SFAS 148, the pro forma information for the three and six months ended September 30, 2005 was as follows:

(in thousands, except per share data)	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005

Net income - as reported	$13,707	$35,405
Add stock-based employee compensation expense included in net income, net of tax	125	246
Less stock-based compensation expense determined under fair value-based method, net of tax	(3,053)	(6,192)
Net income - pro forma	$10,779	$29,459

Basic net income per share - as reported	$0.29	$0.75
Basic net income per share - pro forma	$0.23	$0.62
Diluted net income per share - as reported	$0.28	$0.72
Diluted net income per share - pro forma	$0.22	$0.60

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

	Three Months Ended September 30,		Six Months Ended September 30,
Stock Options	2005	2006	2005	2006
Expected volatility	55.4%	43.4%	55.4%	41.9%
Risk-free interest rate	4.1%	4.9%	4.0%	5.0%
Expected dividends	0.6%	1.3%	0.6%	1.1%
Expected life (in years)	5.0	4.2	5.0	4.2

	Three Months Ended September 30,		Six Months Ended September 30,
ESPP	2005	2006	2005	2006
Expected volatility	36.1%	52.8%	36.1%	52.8%
Risk-free interest rate	3.6%	5.2%	3.6%	5.2%
Expected dividends	0.7%	1.3%	0.7%	1.3%
Expected life (in years)	0.5	0.5	0.5	0.5

The ESPP purchase periods begin every six months on August 1 and February 1 of each year.

Prior to the adoption of SFAS 123(R), the Company used historical volatility in deriving its expected volatility assumption. The expected stock price volatility for the three and six months ended September 30, 2006 was determined based on an equally weighted average of historical and implied volatility. Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock. The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for the three and six months ended September 30, 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

The weighted average grant date fair value of options granted during the six months ended September 30, 2005 and 2006 was $17.42 and $8.27 per share, respectively.

Stock Options and Restricted Stock Awards

Under the Company’s 2003 Stock Plan, Plantronics may grant equity awards to employees, directors and consultants of the Company. Under the plan, the Company may grant incentive stock options, nonqualified stock options and restricted stock awards. Options and restricted stock awards generally vest over a 4 to 5 year period, and generally expire 7 years from the date of grant. At September 30, 2006, 2.3 million shares were available for future grant under the 2003 Stock Plan.

The Company’s 1993 Stock Plan was terminated in September 2003. Options awarded under the 1993 Stock Plan generally vested over a 4 to 5 year period, and generally expired 10 years from the date of grant. While shares are no longer available for future grant under the 1993 Stock Plan, options previously granted under the 1993 Plan remain outstanding.

The following is a summary of the Company’s stock option activity during the six months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2006	8,277	$26.75
Options granted	114	$22.41
Options exercised	(69)	$12.26
Options forfeited or expired	(233)	$30.71
Outstanding at September 30, 2006	8,090	$26.70	4.98	$4,573
Vested and expected to vest at September 30, 2006	7,948	$26.68	4.96	$4,551
Exercisable at September 30, 2006	6,173	$26.72	4.58	$4,120

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $17.53 as of September 30, 2006 for options that were in-the-money as of that date. The intrinsic value of options exercised during the six month period ended September 30, 2006 was $698,000. The total cash received from employees as a result of employee stock option exercises during the six months ended September 30, 2006 was $840,000.

Compensation expense recognized for stock options during the six months ended September 30, 2006 was $6.9 million. As of September 30, 2006, total unrecognized compensation cost related to unvested stock options was $22.5 million which is expected to be recognized over a weighted average period of 2.4 years.

The Company settles employee stock option exercises with newly issued common shares approved by stockholders for inclusion in the 1993 Stock Plan or the 2003 Stock Plan.

Restricted Stock Awards

Compensation expense recognized for restricted stock awards was $0.5 million and $1.0 million for the three and six months ended September 30, 2006, respectively, and $0.1 million and $0.2 million for the three and six months ended September 30, 2005, respectively.

The following is a summary of the Company’s restricted stock award activity during the six months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2006	316	$29.09
Granted	-	-
Vested	(17)	$31.89
Forfeited	(6)	$27.15
Non-vested at September 30, 2006	293	$28.97

As of September 30, 2006, total unrecognized compensation cost related to non-vested restricted stock awards was $6.5 million, which is expected to be recognized over a weighted average period of 4.0 years. The total fair value of restricted stock awards vested during the six months ended September 30, 2006 was $0.5 million.

ESPP

Under the Employee Stock Purchase Plan, eligible employees may contribute a portion of their compensation to purchase shares of the Company’s common stock at a purchase price per share equal to 85% of the lesser of the fair market value of Plantronics’ common stock on the first or last day of each six month offering period.  At September 30, 2006, there were 261,000 shares reserved for future issuance under the ESPP.

Compensation expense recognized for the ESPP for the three and six months ended September 30, 2006 was $0.3 million and $0.5 million, respectively. As of September 30, 2006, there was $0.4 million of unrecognized compensation cost related to the ESPP that is expected to be fully recognized during the next two fiscal quarters.

4. RESTRICTED CASH

During the first quarter of fiscal 2007, the Company sold a parcel of land in Maryland for net proceeds of $2.7 million, which the Company elected to deposit into an escrow account in order to potentially fund other real estate acquisitions through a tax-deferred Internal Revenue Code Section 1031 exchange. The sale resulted in a pre-tax gain of $2.6 million.

5. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

(in thousands)	March 31, 2006	September 30, 2006
Inventory, net:
Purchased parts	$44,750	$52,493
Work in process	3,786	8,529
Finished goods	72,324	97,077
Less: allowance for excess and obsolete inventory	(14,978)	(18,674)
	$105,882	$139,425

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Accrued liabilities:
Employee compensation and benefits	$19,670	$20,414
Accrued advertising and sales and marketing	5,084	2,464
Warranty accrual	6,276	6,564
Accrued losses on hedging instruments	318	2,015
Accrued other	11,733	17,797
	$43,081	$49,254

6. PRODUCT WARRANTY OBLIGATIONS

Changes in our warranty obligation, which are included as a component of accrued liabilities on the condensed consolidated balance sheets, are as follows:

(in thousands)	2005	2006
Warranty obligation at March 31	$5,970	$6,276
Warranty provision relating to product shipped during the quarter	3,060	3,833
Deductions for warranty claims processed	(2,834)	(3,605)
Warranty obligation at June 30	$6,196	$6,504

Warranty provision relating to product shipped during the quarter	4,242	3,654
Deductions for warranty claims processed	(4,260)	(3,594)
Warranty obligation at September 30	$6,178	$6,564

7. ACQUISITIONS

Octiv, Inc.

On April 4, 2005, Plantronics completed the acquisition of 100% of the outstanding shares of Octiv, Inc. (“Octiv”), a privately held company, for up to $7.8 million in cash pursuant to the terms of an Agreement and Plan of Merger dated March 28, 2005. Octiv was merged into the Company subsequent to the acquisition and its name was changed to Volume Logic™, Inc. (“Volume Logic”).

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

Altec Lansing Technologies, Inc.

On August 18, 2005, Plantronics completed the acquisition of 100% of the outstanding shares of Altec Lansing Technologies, Inc., a privately-held Pennsylvania corporation for a cash purchase price including acquisition costs of approximately $165 million. The Company paid for the acquisition by drawing down $45.0 million on its credit facility and the remainder was paid using its cash and cash equivalents and short-term investments. Altec Lansing, headquartered in Milford, PA, has a manufacturing plant in Dongguan, China, and sales offices in the U.S., Europe, and Asia. Altec Lansing had approximately 1,400 employees at the date of acquisition.

The results of operations of Altec Lansing have been included in Plantronics’ consolidated results of operations subsequent to the acquisition on August 18, 2005.

The purchase price of approximately $165 million consists of cash and other costs directly related to the acquisition as follows:

(in thousands)

Paid to Altec Lansing	$154,273
Payment of Altec Lansing pre-existing debt	9,906
Direct acquisition costs	921
Total cash consideration	$165,100

The fair values of the intangible assets acquired were estimated with the assistance of an independent valuation firm. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Fair Value at August 18, 2005

Total cash consideration	$165,100
Less cash balance acquired	7,494
157,606
Allocated to:
Prepaid compensation	1,067
Inventory	29,778
Other current assets	18,370
Property, plant, and equipment, net	8,845

Identifiable intangible assets	108,300
Deferred tax assets	3,577
Current liabilities assumed	(30,341)
Deferred tax liability	(46,036)
Goodwill	$64,046

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

The fair values and estimated useful lives of identifiable intangible assets acquired are as follows:

(in thousands)	Fair Value	Amortization Period

Existing technology	$25,000	6 years
OEM relationships	700	7 years
Customer relationships	17,600	8 years
Trade name - inMotion	5,000	8 years
Trade name - Altec Lansing	59,100	Not amortized
In-process technology	900	Fully expensed in the second quarter of fiscal 2006

Total	$108,300

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

8. GOODWILL

The changes in the carrying value of goodwill during the six months ended September 30, 2006 by segment were as follows:

(in thousands)	Audio Communications Group	Audio Entertainment Group	Consolidated

Balance at March 31, 2006	$11,214	$63,863	$75,077
Carrying value adjustments	-	183	183
Balance at September 30, 2006	$11,214	$64,046	$75,260

During the six months ended September 30, 2006, the Company adjusted the fair value of the property, plant and equipment and inventory acquired, and wrote-off an accrual for direct acquisition costs relating to the purchase of Altec Lansing. These adjustments resulted in additional goodwill of $0.2 million for the Audio Entertainment Group.

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the fourth quarter of fiscal 2006, the Company completed the annual impairment test which indicated that there was no impairment. During the six months ended September 30, 2006, no events or circumstances triggered an impairment review. However, due to the recent performance of the Audio Entertainment Group, it is reasonably possible that an impairment review may be triggered prior to the fourth fiscal quarter. It is not possible to determine whether, if an impairment review is required, an impairment charge would result or if such charge would be material.

9. INTANGIBLES

The aggregate amortization expense relating to intangible assets for the three and six months ended September 30, 2005 was $2.1 million and $2.4 million, respectively. The aggregate amortization expense for the three and six months ended September 30, 2006 was $1.8 million and $3.5 million, respectively. The following table presents information on acquired intangible assets:

(in thousands)	March 31, 2006
Intangible assets	Gross Amount	Accumulated Amortization	Net Amount	Amortization Period

Technology	$31,500	$(4,268)	$27,232	6-10 years
State contracts	1,300	(789)	511	7 years
Patents	1,420	(674)	746	7 years
Customer relationships	17,600	(1,375)	16,225	8 years
Trademarks	300	(182)	118	7 years
Tradename - inMotion	5,000	(391)	4,609	8 years
Tradename - Altec Lansing	59,100	-	59,100	Indefinite
OEM relationships	700	(63)	637	7 years
Non-compete agreements	200	(170)	30	5 years
Total	$117,120	$(7,912)	$109,208

(in thousands)	September 30, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Amortization Period

Technology	$31,500	$(6,720)	$24,780	6-10 years
State contracts	1,300	(882)	418	7 years
Patents	1,420	(775)	645	7 years
Customer relationships	17,600	(2,475)	15,125	8 years
Trademarks	300	(204)	96	7 years
Tradename - inMotion	5,000	(703)	4,297	8 years
Tradename - Altec Lansing	59,100		59,100	Indefinite
OEM relationships	700	(112)	588	7 years
Non-compete agreements	200	(190)	10	5 years
Total	$117,120	$(12,061)	$105,059

The estimated future amortization expense of purchased intangible assets as of September 30, 2006 is as follows (in thousands):

Fiscal year ending March 31,	Amount

Remainder of 2007	$4,139
2008	8,259
2009	8,105
2010	7,645
2011	7,602
Thereafter	10,209
Total	$45,959

10. BANK LINE OF CREDIT

Plantronics has a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%. The line of credit expires on August 1, 2010.

At March 31, 2006, $22.0 million was outstanding on this line of credit and $2.1 million committed under the letter of credit sub-facility. At September 30, 2006, $10.0 million was outstanding on this line of credit and $1.2 million committed under the letter of credit sub-facility.

Borrowings under the line are subject to certain financial covenants and restrictions that materially limit the Company’s ability to incur additional debt and pay dividends, among other matters. Plantronics is currently in compliance with the covenants under this agreement.

11. CASH DIVIDENDS

The Company’s Board of Directors declared a $0.05 per share cash dividend on July 25, 2006, which was paid in the aggregate amount of $2.4 million on September 8, 2006.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of the Company’s financial performance.

12. SHARE REPURCHASE

During the six months ended September 30, 2006, the Company repurchased 175,000 shares of common stock in the open market at a total cost of $4.0 million and an average price of $22.98 per share under our repurchase program. As of September 30, 2006, there were no remaining shares authorized for repurchase.

During the six months ended September 30, 2006, we reissued 158,104 treasury shares for proceeds of $2.4 million through our employee benefit plans.

13. FOREIGN CURRENCY TRANSACTIONS

Fair Value Hedges

As of September 30, 2006, we had foreign currency forward contracts of €17.0 million denominated in Euros. These forward contracts hedge against a portion of our foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s net fair value currency position, and approximate U.S. dollar equivalent, at September 30, 2006 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	17,000	$21,603	Sell Euro	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.5 million and a net loss of loss of $1.0 million in the three and six months ended September 30, 2005, respectively, and a net gain of $0.8 million in the six months ended September 30, 2006.

Cash Flow Hedges

As of September 30, 2006, the Company had foreign currency put and call option contracts of €53.2 million and £16.9 million. As of March 31, 2006, the Company had foreign currency put and call option contracts of €45.2 million and £19.6 million. Collectively, the Company’s option contracts are collars to hedge against a portion of its forecasted foreign denominated sales.

The following table summarizes Plantronics’ cash flow hedging positions:

(in thousands)	Balance Sheets Accumulated Other Comprehensive Income (Loss)		Statements of Operations Net Revenues Three Months Ended September 30,		Statements of Operations Net Revenues Six Months Ended September 30,
	March 31, 2006	September 30, 2006	2005	2006	2005	2006
Realized gain (loss) on closed transactions	$--	$-	$(121)	$(337)	$(537)	$(415)
Recognized but unrealized gain (loss) on open transactions	1,567	(677)	-	-	-	-

	$1,567	$(677)	$(121)	$(337)	$(537)	$(415)

14. INCOME TAXES

The effective tax rate for the three and six months ended September 30, 2006, was 23.1% and 23.4%, respectively, compared to 35% and 30.3%, respectively, for the same periods a year ago. The effective tax rate is lower than previous years due to lower U.S. net income which is taxed at higher rates than our foreign net income. The decline in U.S. income is primarily due to the losses of the Audio Entertainment Group. Stock-based compensation expense is also proportionately higher in the U.S. than overseas locations. Our effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors. Our future quarterly tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change in our estimates of future taxable income which results in a valuation allowance being required; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what we originally provided. Currently, we are not able to forecast the tax rate for the fiscal year for both AEG and ACG due to many factors including the product mix, changing market conditions and AEG being a new business for Plantronics in the more volatile retail sector.

15. COMPUTATION OF EARNINGS PER COMMON SHARE

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include outstanding stock options and unvested restricted stock awards, which are reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006

Net income	$13,707	$12,525	$35,405	$24,816

Weighted average shares-basic	47,255	47,203	47,318	47,180
Effect of unvested restricted stock awards	16	-	18	6
Effect of dilutive securities	1,736	423	1,835	748
Weighted average shares-diluted	49,007	47,626	49,171	47,934

Earnings per share-basic	$0.29	$0.27	$0.75	$0.53

Earnings per share-diluted	$0.28	$0.26	$0.72	$0.52

Weighted average stock options and unvested restricted stock awards to purchase 2.4 million and 2.3 million shares of Plantronics’ stock for the three and six months ended September 30, 2005, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Weighted average stock options and unvested restricted stock awards to purchase 6.6 million and 5.2 million shares of Plantronics’ stock for the three and six months ended September 30, 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

16. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income are as follows:

(in thousands)	Three Months Ended September 30		Six Months Ended September 30
	2005	2006	2005	2006
Net income	$13,707	$12,525	$35,405	$24,816
Unrealized gain (loss) on cash flow hedges, for the three and six months ended September 30, 2005 and 2006, net of tax	250	1,416	5,901	(2,244)
Foreign currency translation gain (loss), for the three and six months ended September 30, 2005 and 2006	(218)	68	(1,258)	1,316
Unrealized gain on investments, for the three and six months ended September 30, 2005, net of tax	13	-	12	-
Comprehensive income	$13,752	$14,009	$40,060	$23,888

17. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

Audio Communications Group

The Audio Communications Group designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired. With respect to headsets, we make products for office and contact center use, use with mobile and cordless phones, and use with computers and gaming consoles.

The following table presents net revenues by product group within the Audio Communications Group:

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Net revenues from unaffiliated customers:
Office and Contact Center	$107,475	$115,813	$212,900	$230,080
Mobile	26,682	33,199	53,550	69,005
Gaming and Computer Audio	8,906	7,727	18,250	15,016
Other Specialty Products	7,237	6,295	14,509	12,669
	$150,300	$163,034	$299,209	$326,770

Audio Entertainment Group

The Audio Entertainment Group, created as a result of the acquisition of Altec Lansing on August 18, 2005, is engaged in the design, manufacture, sales, marketing and support of audio solutions and related technologies. It offers computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones and microphones for personal digital media. Major product categories include portable audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players; powered audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; interactive audio (headsets); and personal audio (headphones). Currently, all the revenues in the Audio Entertainment Group are derived from Altec Lansing products.

The following table presents revenues by product group within the Audio Entertainment Group:

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Revenues from unaffiliated customers:
Portable audio	$12,824	$18,348	$12,824	$40,439
Powered audio	9,618	16,171	9,618	30,157
Interactive audio	1,428	2,285	1,428	4,238
Personal audio and other	660	657	660	1,455
Less revenue reserves	(2,605)	(5,561)	(2,605)	(13,056)
	$21,925	$31,900	$21,925	$63,233

The Audio Entertainment Group currently does not allocate revenue reserves by product category.

Segment Financial Data

Financial data for each reportable segment for the three and six months ended September 30, 2005 and 2006 is as follows:

Revenues by Segment

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2005	2006	2005	2006
Audio Communications Group	$150,300	$163,034	$299,209	$326,770
Audio Entertainment Group	21,925	31,900	21,925	63,233
Consolidated net revenues	$172,225	$194,934	$321,134	$390,003

Gross Profit by Segment

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2005	2006	2005	2006
Audio Communications Group	$68,441	$71,506	$141,590	$141,579
Audio Entertainment Group	5,561	5,880	5,561	11,782
Consolidated gross profit	$74,002	$77,386	$147,151	$153,361

Operating Income (Loss) by Segment

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2005	2006	2005	2006

Audio Communications Group	$20,386	$20,764	$49,877	$41,581
Audio Entertainment Group	(329)	(4,741)	(329)	(10,434)
Consolidated operating income	$20,057	$16,023	$49,548	$31,147

The reconciliation of segment information to our consolidated net income is as follows:

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Total operating income of segments	$20,057	$16,023	$49,548	$31,147
Interest and other income (expense), net	1,031	267	1,263	1,252
Income tax expense	(7,381)	(3,765)	(15,406)	(7,583)
Consolidated net income	$13,707	$12,525	$35,405	$24,816

Major Customers

No customer accounted for 10% or more of total net revenues for the three and six months ended September 30, 2005 and 2006, nor did any one customer account for 10% or more of accounts receivable at March 31, 2006 and September 30, 2006.

Assets by Segment
(in thousands)	March 31, 2006	September 30, 2006

Audio Communications Group	$370,874	$387,117
Audio Entertainment Group	241,375	245,022
Consolidated assets	$612,249	$632,139

Geographic Information

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization. The following table presents net revenues and long-lived assets by geographic area:

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Net revenues from unaffiliated customers:

United States	$113,431	$122,782	$210,116	$249,682

Europe, Middle East and Africa	36,850	43,890	72,672	85,828
Asia Pacific and Latin America	16,489	19,131	28,338	38,173
Canada and other international	5,455	9,131	10,008	16,320
Total international	58,794	72,152	111,018	140,321
	$172,225	$194,934	$321,134	$390,003

(in thousands)	March 31, 2006	September 30, 2006
Property, plant and equipment:
United States	$41,972	$42,558
China	27,062	28,712
Mexico	11,314	13,252
Other countries	13,526	14,688
	$93,874	$99,210

18. SUBSEQUENT EVENT

On October 24, 2006, we announced that our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock, payable on December 11, 2006 to stockholders of record on November 10, 2006.

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

OVERVIEW:

We are a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand. We are also a leading manufacturer and marketer of high quality computer and home entertainment sound systems, portable audio products, and a line of headsets, headphones, and microphones for personal digital media under our Altec Lansing brand. In addition, we manufacture and market under our Clarity brand specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs. We also provide audio enhancement products to consumers, audio professionals and businesses under our Volume Logic brand.

We ship a broad range of communications products to 70 countries through a worldwide network of distributors, original equipment manufacturers (“OEM’s”), wireless carriers, retailers, and telephony service providers. We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread. Our distribution channels in other regions of the world are less mature, and while we primarily serve the headset contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

Our overall long-term strategy for the Audio Communications Group is to increase headset adoption in the enterprise markets through the creation of new products that are appealing in functionality and design and combining these products with marketing programs to increase awareness and interest. There is an emerging trend in which communications and entertainment are converging in the wireless market. Through the acquisition of Altec Lansing and the establishment of the Audio Entertainment Group, we moved closer to attaining our long-term goal of positioning ourselves to produce products that will meet consumer needs in an increasing convergence trend of communications and entertainment. The potential for future growth will depend on our efforts to expand customer awareness and our ability to successfully launch new products.

Consolidated second quarter fiscal 2007 net revenues increased approximately 13%, from $172.2 million in the second quarter of 2006 to $194.9 million in the second quarter of fiscal 2007. This growth was attributable to increased sales of wireless products within the office product category and Bluetooth headsets for mobile consumer applications, and incremental net revenues of $10 million from our Audio Entertainment Group, acquired in August 2005. Our gross profit as a percent of revenues and our operating income decreased from the second quarter of fiscal 2006, due to product mix, pricing pressures (especially in our consumer business), provision for excess and obsolete inventory, increased warranty expenses, non-cash charges resulting from purchase accounting, stock compensation charges related to Statement of Financial Accounting Standards 123 (revised) (“SFAS 123 (R)”), and higher expenses across all functions, including manufacturing and operating expenses. Audio Communications Group segment net revenues increased in the second quarter of fiscal 2007 compared to the same quarter a year ago, primarily driven by sales of our Bluetooth mobile products and wireless office products. In both the mobile and office markets, the trend towards wireless products contributed significantly to demand but was offset by a decrease of revenue from our corded headsets and lower net revenues from our gaming products and Clarity products. We have experienced substantial growth in our wireless and Bluetooth-enabled products compared to the same quarter a year ago, primarily due to the Explorer, Discovery and Voyager suite of Bluetooth products. Wireless products continue to represent an opportunity for high growth, both for the office market and for mobile applications. However, the gross margin percentage for wireless products tends to be lower than for corded products. In the office market, the lower gross margins are due to higher costs for the components required to enable wireless communication.  In the mobile market, particularly for consumer applications, margins are lower due to the higher cost of the solutions relative to corded products, the level of competition and pricing pressures, and the concentrated industry structure into which we sell.

Audio Entertainment Group segment results were dilutive to consolidated earnings in the second quarter of fiscal 2007 due to intense competition in the U.S. market for iPOD accessories which resulted in an increase in promotional allowances and other pricing actions which reduced net revenues, reduced gross profit and contributed to an operating loss by the unit in the second quarter. This market is becoming increasingly competitive, and we anticipate that these market trends will continue into the next quarter.

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

•
Integration of Altec Lansing. The Altec Lansing business is complex, with significant overseas operations. We have evaluated various options in our integration plan to preserve the strengths of the Altec Lansing business model and its success in the retail markets while creating efficiencies and synergies in our combined company, and we are in the process of implementing these plans. The integration effort represents a significant cost to the combined Company both in terms of time commitment for the selling, general and administrative associates and current and anticipated future costs for the Audio Entertainment Group for systems integration, infrastructure alignment, as well as costs associated with being part of a publicly-traded company. As a new acquisition in fiscal 2006, Altec Lansing had been exempt from many of the requirements associated with Sarbanes-Oxley compliance. However, the Altec Lansing operations will be required to be in compliance with these requirements by the end of fiscal 2007. Our ability to comply with these requirements will depend, in part, on our ability to successfully and timely integrate Altec Lansing’s existing systems onto our systems. As of the beginning of the third quarter, we have completed the first phase of our systems integration effort with Altec Lansing, and, while the systems integration is performing at this time as we had anticipated, it is still too early to determine the success of this part of the overall integration project.

•
Development and launch of new products. During fiscal 2006 and the first two quarters of fiscal 2007, the Audio Communications Group launched and shipped several new models in our suite of Bluetooth products, which included the Discovery 655 and the Explorer series 330, 340, and 350. These products have had strong market acceptance, and we expect to see further growth from these new products in the remainder of the fiscal year. Going forward, we plan to continue to develop and enhance functionality on these platforms. In the second quarter of fiscal 2007, the Audio Entertainment Group launched two new portable products: the iM500, which is an ultra-thin portable speaker system designed specifically for the iPod nano in both form and function and the M602, a stationary home dock for the iPod. AEG also introduced a new powered audio system, the FX4021 designed to deliver deeper bass in half the usual space.

•
Improved efficiency in marketing programs. We believe that consumer marketing is highly relevant for both our segments and leads to the adoption of our headsets and consumer awareness of our products. Therefore, we have been increasing our marketing capability. In fiscal 2006, we expanded our marketing headcount and consumer marketing in the Audio Communications Group, including hiring key personnel and highlighting key products in an advertising program, which we believe strengthened our brand position for the consumer markets and helped category adoption. We have seen a trend in which our installed base of wireless headset users has grown and matured to the point that the rate of growth going forward will be slower than it has been in the past. Therefore, for the remainder of fiscal 2007, we are shifting our marketing efforts to shorter cycle activities that we anticipate will yield a better return on investment in the near term. We are targeting specific vertical markets, job categories and intensifying our focus on existing headset users. The cost for US office wireless demand generation programs in the second quarter of fiscal 2007 was $2.8 million.

•
Building a consumer product manufacturing infrastructure and reducing manufacturing costs, particularly for our Bluetooth products. The consumer products market is characterized by cost competitiveness resulting in a predominantly China-based manufacturing infrastructure. We have achieved a low-cost manufacturing infrastructure for our Audio Entertainment Group products which are either manufactured by our plant in Dongguan, China or purchased from predominantly China-based vendors. For our Audio Communications Group products, in order to gain more flexibility in our supply chain, to better manage inventories and reduce long term costs, we constructed a manufacturing facility and design center in Suzhou, China which was completed and began commercial operations in the fourth quarter of fiscal 2006. We have not yet achieved the full benefit associated with this facility. However, through our expanded presence in China, we were able to negotiate lower component prices. In addition, we also were able to achieve higher utilization at our plants in Suzhou, China, and Tijuana, Mexico. Going forward, we believe that we have opportunities to decrease manufacturing costs by improving supply chain flexibility, taking advantage of the low manufacturing costs in China, improving the efficiency of transforming raw materials into finished goods, decreasing our logistics costs, improving our design process for product manufacturability, and enhancing tools that support and enable decisions and execution in these areas.  We have initiatives underway to take advantage of these opportunities; however, there is no assurance that we will be able to succeed in these initiatives. Nonetheless, achieving competitive advantage by reducing our cost structure, particularly in the Bluetooth market, is a critical objective for the remainder of fiscal 2007 and beyond.

•
Development of a leading industrial design team and facilities. We recently expanded our design team and are now adding a new design center at our corporate headquarters in Santa Cruz. Our strengthened industrial design team is focused on enhancing the look of our Audio Communications Group products, which we believe is a key factor in the customer’s decision to buy. We expect that the costs associated with staffing this design team will increase our research, development and engineering expenses in the remainder of this fiscal year.

We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our condensed consolidated financial statements. We acquired Altec Lansing on August 18, 2005 at which time we created the Audio Entertainment segment. Accordingly, the financial results for the Audio Entertainment segment as of September 30, 2005, include only the results of operations from the acquisition date of August 18, 2005 through September 30, 2005.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, the consolidated statements of operations data and data by segment. The financial information and the ensuing discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

($ in thousands)	Three Months Ended				Six Months Ended
	September 30, 2005		September 30, 2006		September 30, 2005		September 30, 2006

Net revenues	$172,225	100.0%	$194,934	100.0%	$321,134	100%	$390,003	100.0%
Cost of revenues	98,223	57.0%	117,548	60.3%	173,983	54.2%	236,642	60.7%
Gross profit	74,002	43.0%	77,386	39.7%	147,151	45.8%	153,361	39.3%
Operating expense:
Research, development and engineering	16,122	9.4%	16,805	8.6%	29,888	9.3%	35,404	9.2%
Selling, general and administrative	37,823	22.0%	44,558	22.9%	67,715	21.1%	89,447	22.9%
Gain on sale of land	-		-	0.0%	-		(2,637)
Total operating expenses	53,945	31.3%	61,363	31.5%	97,603	30.4%	122,214	31.4%
Operating income	20,057	11.6%	16,023	8.2%	49,548	15.4%	31,147	8.0%
Interest and other income (expense), net	1,031	0.6%	267	0.1%	1,263	0.4%	1,252	0.3%
Income before income taxes	21,088	12.2%	16,290	8.4%	50,811	15.8%	32,399	8.3%
Income tax expense	7,381	4.3%	3,765	1.9%	15,406	4.8%	7,583	1.9%
Net income	$13,707	8.0%	$12,525	6.3%	$35,405	11.1%	$24,816	6.4%

Stock-based compensation expense included in operating results is as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006

Cost of revenues	$10	$692	$20	$1,480

Research, development and engineering	-	881	-	1,908
Selling, general and administrative	115	2,367	226	4,988

Stock-based compensation expense included in operating expenses	115	3,248	226	6,896
Total stock-based compensation expense	125	3,940	246	8,376
Income tax benefit on stock-based compensation	-	(1,284)	-	(2,729)
Total stock-based compensation expense, net of tax	$125	$2,656	$246	$5,647

Audio Communications Group

($ in thousands)	Three Months Ended				Six Months Ended
	September 30, 2005		September 30, 2006		September 30, 2005		September 30, 2006

Net revenues	$150,300	100.0%	$163,034	100.0%	$299,209	100.0%	$326,770	100.0%
Cost of revenues	81,859	54.5%	91,528	56.1%	157,619	52.7%	185,191	56.7%
Gross profit	68,441	45.5%	71,506	43.9%	141,590	47.3%	141,579	43.3%
Operating expense:
Research, development and engineering	14,171	9.4%	14,543	8.9%	27,937	9.3%	30,560	9.4%
Selling, general and administrative	33,884	22.5%	36,199	22.2%	63,776	21.3%	72,076	22.1%
Gain on sale of land	-	0.0%	-	0.0%	-	0.0%	(2,637)	-0.8%
Total operating expenses	48,055	32.0%	50,742	31.1%	91,713	30.7%	99,999	30.6%
Operating income	$20,386	13.6%	$20,764	12.7%	$49,877	16.7%	$41,580	12.7%

Stock-based compensation expense included in operating results is as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Cost of revenues	$10	$684	$20	$1,464

Research, development and engineering	-	862	-	1,861
Selling, general and administrative	82	2,202	164	4,720
Stock-based compensation expense included in operating expenses	82	3,064	164	6,581
Total stock-based compensation expense	$92	$3,748	$184	$8,045

Audio Entertainment Group

($ in thousands)	Three Months Ended				Six Months Ended
	September 30, 2005		September 30, 2006		September 30, 2005		September 30, 2006

Net revenues	$21,925	100.0%	$31,900	100.0%	$21,925	100.0%	$63,233	100.0%
Cost of revenues	16,364	74.6%	26,020	81.6%	16,364	74.6%	51,451	81.4%
Gross profit	5,561	25.4%	5,880	18.4%	5,561	25.4%	11,782	18.6%

Operating expense:
Research, development and engineering	1,951	8.9%	2,262	7.1%	1,951	8.9%	4,844	7.7%
Selling, general and administrative	3,939	18.0%	8,359	26.2%	3,939	18.0%	17,372	27.5%
Total operating expenses	5,890	26.9%	10,621	33.3%	5,890	26.9%	22,216	35.1%
Operating loss	$(329)	-1.5%	$(4,741)	-14.9%	$(329)	-1.5%	$(10,434)	-16.5%

Stock-based compensation expense included in operating results is as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006

Cost of revenues	$-	$8	$-	$16

Research, development and engineering	-	19	-	47
Selling, general and administrative	33	165	62	268
Stock-based compensation expense included in operating expenses	33	184	62	315
Total stock-based compensation expense	$33	$192	$62	$331

NET REVENUES

Audio Communications Group

	Three Months Ended				Six Months Ended
($ in thousands)	September 30, 2005	September 30, 2006	Increase (Decrease)		September 30, 2005	September 30, 2006	Increase (Decrease)
Audio Communications Group
Net revenues from unaffiliated customers:
Office and Contact Center	$107,475	$115,813	$8,338	7.8%	$212,900	$230,080	$17,180	8.1%
Mobile	26,682	33,199	6,517	24.4%	53,550	69,005	15,455	28.9%
Gaming and Computer Audio	8,906	7,727	(1,179)	-13.2%	18,250	15,016	(3,234)	-17.7%
Other Specialty Products	7,237	6,295	(942)	-13.0%	14,509	12,669	(1,840)	-12.7%
Total segment net revenues	$150,300	$163,034	$12,734	8.5%	$299,209	$326,770	$27,561	9.2%

The Audio Communications Group designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for select markets. We make products for use with office and contact center phones, mobile and cordless phones, and computers and gaming consoles.

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

For the three and six months ended September 30, 2006, compared to the same periods a year ago, our growth in net revenues was derived from our Office and Contact Center products as well as our Mobile products.

Office and Contact Center

For the three and six months ended September 30, 2006, compared to the same periods a year ago, our growth in Office and Contact Center net revenues was primarily due to increased sales of the following major products:

•	office wireless headsets, particularly our CS50, CS55 and the CS60 for office phones;
•	the Plantronics Voyager 510S, a wireless headset using Bluetooth technology for use with office phones; and
•	the CS70, a wireless headset which was launched in the first quarter of fiscal 2007 and the Supra Plus Wireless headset, which was launched in the fourth quarter of fiscal 2006.

Net revenues from our office wireless systems (CS50/60/70, Voyager 510s, and SupraPlus) increased over 35% in the second quarter of fiscal 2007 compared to the prior year quarter, again reflecting the trend toward wireless products.  Sales of professional grade corded headsets for office and contact center applications decreased 1.7% compared to the same quarter a year ago. For the six months ended September 30, 2006, wireless office systems increased $28.8 million or 45.2% from $63.7 million to $92.4 million.

While we have been anticipating the trend toward wireless products, the rate at which customers are adopting wireless headsets, which had been accelerating, appears to have slowed. We are targeting specific vertical markets and job categories and intensifying our focus on existing corded headset users who could benefit by upgrading to wireless.

Mobile

For the three and six months ended September 30, 2006, compared to the same periods a year ago, Mobile net revenues increased primarily due to net revenues from our Bluetooth products, which grew 82% or $12 million and 115% or $29.4 million, in the three and six month periods primarily due to the following:

•	increased adoption of Bluetooth products in the market; and
•	the introduction of our new suite of Bluetooth headsets in fiscal 2006 and 2007 including:

o	Explorer 320, 330, 340, and 350;
o	Discovery 640, 645, and 655;
o	Voyager 510; and
o	the Pulsar headset family.

The increase in net revenues from our Bluetooth products was partially offset by a decline in sales of corded products of $5.4 million and $14 million in the three and six month periods, respectively. The Bluetooth market is characterized by significant growth and represents our best opportunity for unit volume increases; however, this market is characterized by intense price competition.

Gaming and Computer Audio

For the three and six months ended September 30, 2006, compared to the same periods one year ago, Gaming and Computer Audio net revenues decreased predominantly due to the end of life of an OEM headset in the second quarter of fiscal 2006. Revenues were also down, particularly in Europe, as we transitioned from non-RoHS compliant product and our older product lines, to RoHS compliant product and our new lineup of .Audio and DSP computer headsets.

Other Specialty Products

For the three and six months ended September 30, 2006, compared to the same periods one year ago, Other Specialty Products net revenues decreased primarily due to decreased sales of our Clarity products to two major retail customers, who decreased the number of product models which they will carry. In addition, sales of Clarity products to state programs were relatively flat.

Domestic and International

In the second quarter of fiscal 2007, compared to the same quarter one year ago, international revenues as a percentage of total Audio Communications Group net revenues, increased from approximately 33% to 35%. We experienced significant growth of approximately 20% in our Asia Pacific Latin America region (“APLA”), which was broad based across all major product groups, but was particularly strong in wireless office and Bluetooth mobile headsets.  Net revenues in our Europe, Middle East, and Africa (“EMEA”) region were up $1.4 million or 4% when comparing the year over year quarters mostly due to strong demand for OCC corded and wireless office system products. Domestic revenue increased $6.2 million or 6% as a result of increased sales of wireless office and Bluetooth mobile headsets. International revenues as a percentage of total Audio Communications Group net revenues for the six month period ended September 30, 2006, was 34%, flat with the same period a year ago.

Audio Entertainment Group

	Three Months Ended				Six Months Ended
($ in thousands)	September 30, 2005	September 30, 2006	Increase (Decrease)		September 30, 2005	September 30, 2006	Increase (Decrease)
Audio Entertainment Group
Revenues from unaffiliated customers:
Portable audio	$12,824	$18,348	$5,524	43.1%	$12,824	$40,439	$27,615	215.3%
Powered audio	9,618	16,171	6,553	68.1%	9,618	30,157	20,539	213.5%
Interactive audio	1,428	2,285	857	60.0%	1,428	4,238	2,810	196.8%
Personal audio and other	660	657	(3)	-0.5%	660	1,455	795	120.5%
Less revenue reserves	(2,605)	(5,561)	(2,956)	113.5%	(2,605)	(13,056)	(10,451)	401.2%
Total segment net revenues	$21,925	$31,900	$9,975	45.5%	$21,925	$63,233	$41,308	188.4%

The Audio Entertainment Group is engaged in the design, manufacture, sales, marketing and support of audio solutions and related technologies.  It offers computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones and microphones for personal digital media. Major product categories include portable audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players; powered audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; and interactive audio (headsets) and personal audio (headphones).  Currently, all the revenues in the Audio Entertainment Group are derived from Altec Lansing products.

The increase in Audio Entertainment net revenues for the three and six months ended September 30, 2006, compared to the same periods a year ago reflects the acquisition of Altec Lansing on August 18, 2005, resulting in only 45 days of revenue in the comparative prior year periods. Net revenues for the three and six month periods ended September 30, 2006, also reflected increased price competition in the Portable category, particularly in the U.S. markets.

For the three months ended September 30, 2006, Portable Audio and Powered Audio accounted for approximately 49% and 43.2%, respectively, of Audio Entertainment Group product revenues before revenue reserves (“product revenues”), compared to 52.3% and 39.2%, respectively, for the second quarter of fiscal 2006.  The MP3 market contributed heavily to sales of Altec Lansing speaker products in the Portable products category, which attach to MP3 players; however, there was intense competition for iPOD accessories in the U.S. market which resulted in an increase in promotional allowances and credits which reduced net revenues. The MP3 market still represents a significant opportunity for unit volume increases; however, this market is highly competitive and fast changing. For the six months ended September 30, 2006, Portable Audio and Powered Audio accounted for approximately 53% and 40%, respectively, of Audio Entertainment Group product revenues, compared to 52.3% and 39.2%, respectively, for the same period one year ago.

For the three months ended September 30, 2006, international net revenues represented 49% of net revenues for the Audio Entertainment Group, compared to 40% for the same period one year ago. For the six months ended September 30, 2006, international net revenues represented 45% of net revenues for the Audio Entertainment Group, compared to 40% for the same period one year ago.

Because the Altec Lansing products are primarily consumer goods sold in the retail channel, sales are seasonal, with the strongest sales typically occurring in the December quarter due to the holiday sales. The September quarter was weaker than originally anticipated as Altec Lansing continued to lose some market share and the level of price competition remained strong.

We anticipate that there will be some increase in net revenues for the December quarter however, intense competition in the U.S. market for iPOD accessories which negatively impacted our September quarter results will continue into the December quarter. We expect that we will continue to respond to the pricing pressures through promotional allowances and credits, which will negatively impact net revenues.

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

Consolidated

	Three Months Ended				Six Months Ended
($ in thousands)	September 30, 2005	September 30, 2006	Increase (Decrease)		September 30, 2005	September 30, 2006	Increase (Decrease)
Consolidated By Geographic Region

United States	$113,431	$122,782	$9,351	8.2%	$210,116	$249,682	$39,566	18.8%

Europe, Middle East and Africa	36,850	43,890	7,040	19.1%	72,672	85,828	13,156	18.1%
Asia Pacific and Latin America	16,489	19,131	2,642	16.0%	28,338	38,173	9,835	34.7%
Canada and other international	5,455	9,131	3,676	67.4%	10,008	16,320	6,312	63.1%
Total international	58,794	72,152	13,358	22.7%	111,018	140,321	29,303	26.4%
Total consolidated net revenues	$172,225	$194,934	$22,709	13.2%	$321,134	$390,003	$68,869	21.4%

In the three and six months ended September 30, 2006, compared to the same periods a year ago, the increase in the consolidated net revenues is primarily attributable to growth in our Bluetooth and wireless Office and Contact Center products and incremental net revenues of $10 million resulting from the acquisition of Altec Lansing on August 18, 2005. The increase was partially offset by a decrease in our corded product revenues and lower net revenues from our gaming products. The wireless market, coupled with a trend toward the convergence of communications and entertainment, continues to grow, with net revenues up in the three and six month periods of fiscal 2007 of approximately 42% and 54%, respectively, compared to the same periods a year ago. In addition, our total net revenues from wireless products for the three and six month periods of fiscal 2007 accounted for approximately 48% and 49%, respectively, of our total Audio Communications Group net revenues compared to approximately 36% and 34%, respectively, a year ago.

Consolidated net revenues from international sales, as a percentage of total net revenues were 37% and 36%, respectively, for the three and six months ended September 30, 2006, compared to 34% and 35%, respectively, for the same periods a year ago.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling, depreciation, warranty expense, reserves for excess and obsolete inventory, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs.

Audio Communications Group

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)

Audio Communications Group
Net revenues	$150,300	$163,034	$12,734	8.5%	$299,209	$326,770	$27,561	9.2%
Cost of revenues	81,859	91,528	9,669	11.8%	157,619	185,191	27,572	17.5%
Segment gross profit	$68,441	$71,506	$3,065	4.5%	$141,590	$141,579	$(11)	0.0%
Segment gross profit %	45.5%	43.9%	(1.7)	ppt.	47.3%	43.3%	(4.0)	ppt.

For the three and six months ended September 30, 2006, compared to the same periods a year ago, gross profit as a percent of net revenues decreased 1.7 and 4.0 percentage points, respectively, primarily due to the following:

•
a product mix shift toward consumer products, which have lower gross margins than many of our office products, coupled with continued pricing pressure, especially on consumer Bluetooth headsets. However, compared to the year ago periods, gross margins for Bluetooth products have improved.

•
requirements for excess and obsolete inventory increased due to unanticipated shifts in demand, and the cost of our warranty obligation was higher due in part to increases in sales and in part, to a mix shift toward consumer products which have a higher rate of return under warranty.

•	an increase in capacity in our production facilities in Suzhou, China and Tijuana, Mexico, in preparation for anticipated future demand, especially for our Bluetooth products.

•	stock-based compensation charges for the three and six months ended September 30, 2006 of $0.7 million and $1.5 million, respectively.

These negative factors were partially offset by the favorable impact of better component pricing which we were able to obtain through our expanded presence in China, better factory utilization at our plant in Tijuana, Mexico and improvements in manufacturing yields.

Product mix has a significant impact on gross profit as there can be significant variances between our higher and our lower margin products.  Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit. We expect gross profit pressures from the factors mentioned above as well as from competitive pricing to continue for the near future. While we are focused on actions to improve our gross profit through supply chain management, improvements in product launches, increasing the utilization of manufacturing capacity, particularly in our new facility in China, and improving the effectiveness of our marketing programs, there can be no assurance that these actions will be successful.

Audio Entertainment Group

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)

Audio Entertainment Group
Net revenues	$21,925	$31,900	$9,975	45.5%	$21,925	$63,233	$41,308	188.4%
Cost of revenues	16,364	26,020	9,656	59.0%	16,364	51,451	35,087	214.4%
Segment gross profit	$5,561	$5,880	$319	5.7%	$5,561	$11,782	$6,221	111.9%
Segment gross profit %	25.4%	18.4%	(6.9)	ppt.	25.4%	18.6%	(6.7)	ppt.

For the three and six months ended September 30, 2006, compared to the same periods a year ago, gross profit increased reflecting the acquisition of Altec Lansing on August 18, 2005, resulting in only 45 days of operations in the comparative prior year periods. As a percentage of net revenues, gross profit decreased 6.9 and 6.7 percentage points, respectively, primarily due to the following:

•	Competitive pricing pressures which resulted in significant discounting and price protection programs. .

•	Increased provisions for excess and obsolete inventory of $1.5 million and $2 million, respectively.

•
A shift in product mix.  In the second quarter of fiscal 2007, we sold a higher proportion of Powered products than in the same quarter of fiscal 2006.  Powered products carry lower gross margins than Portable products.

These decreases to gross profit in fiscal 2007 were partially offset by a charge of $2.3 million recorded in the second quarter of fiscal 2006 related to the amortization of manufacturing profit capitalized to inventories acquired, associated with the purchase of Altec Lansing.

Gross profit may vary depending on the product mix, competitive pricing pressures, amount of excess and obsolete inventory charges, return rates, the amount of product sold for which royalties are required to be paid, the rate at which royalties are calculated, and other factors.

Consolidated

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Consolidated
Net revenues	$172,225	$194,934	$22,709	13.2%	$321,134	$390,003	$68,869	21.4%
Cost of revenues	98,223	117,548	19,325	19.7%	173,983	236,642	62,659	36.0%
Consolidated gross profit	$74,002	$77,386	$3,384	4.6%	$147,151	$153,361	$6,210	4.2%
Consolidated gross profit %	43.0%	39.7%	(3.3)	ppt.	45.8%	39.3%	(6.5)	ppt.

For the three months ended September 30, 2006 the increase in consolidated gross profit was primarily attributable to incremental gross profit from the Audio Communications Group as a result of higher sales. For the six months ended September 30, 2006 the increase in consolidated gross profit is primarily the result of the inclusion of six months of gross profit from the Audio Entertainment Group. As a percentage of revenues, gross profit decreased by 3.3 and 6.5 percentage points in the three and six month comparative periods, which is attributable to the following factors:

•	product mix within both the Audio Communications Group and Audio Entertainment Group;

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

•	the impact of stock-based compensation charges of $0.7 million and $1.5 million, respectively.

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

Audio Communications Group

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Audio Communications Group
Research, development and engineering	$14,171	$14,543	$372	2.6%	$27,937	$30,560	$2,623	9.4%
% of total segment net revenues	9.4%	8.9%	(0.5)	ppt.	9.3%	9.4%	0.0%	ppt.

Research, development and engineering expense of the Audio Communications Group reflects our commitment to developing new products for the markets we serve.

For the three and six months ended September 30, 2006 compared to the same quarter a year ago, research, development and engineering expenses were higher primarily due to the following:

•	stock-based compensation charges of approximately $0.9 million and $1.9 million, respectively; and

•
incremental growth in our design centers in Mexico and China, at an incremental cost of $0.8 million and $1.5 million, respectively. The costs at these design centers are primarily associated with payroll and payroll-related costs due to higher headcount.  Our strategy is to have project execution, build, and verification processes co-located with the teams that are responsible for the manufacturing in order to improve execution, efficiency, and cost effectiveness.

These increases were partially offset by decreased new product development spending on outside services, materials and design verification tooling and lower compensation due to reduced headcount.
.
Audio Entertainment Group

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Audio Entertainment Group
Research, development and engineering	$1,951	$2,262	$311	15.9%	$1,951	$4,844	$2,893	148.3%
% of total segment net revenues	8.9%	7.1%	(1.8)	ppt.	8.9%	7.7%	(1.2)	ppt.

For the three and six months ended September 30, 2006 compared to the same periods a year ago, the increase in research, development and engineering expense primarily reflected the acquisition of Altec Lansing on August 18, 2005, resulting in only 45 days of operations in the prior year comparative periods. Research, development and engineering also increased as a result of costs incurred for development of future product lines and to maintain current technology. In the second quarter of fiscal 2007, the Audio Entertainment Group launched two new portable products: the iM500, which is an ultra-thin portable speaker system designed specifically for the iPod nano in both form and function and the M602, a stationary home dock for the iPod. AEG also introduced a new powered audio system, the FX4021 designed to deliver deeper bass in half the usual space.

Consolidated

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Consolidated
Research, development and engineering	$16,122	$16,805	$683	4.2%	$29,888	$35,404	$5,516	18.5%
% of total consolidated net revenues	9.4%	8.6%	(0.7)	ppt.	9.3%	9.2%	(0.2)	ppt.

For the three and six months ended September 30, 2006 compared to the same periods a year ago, the increase in research, development and engineering expenses was attributable to costs associated with our design centers in Tijuana, Mexico and Suzhou, China, incremental expenses associated with the Audio Entertainment Group, and the impact of the stock-based compensation charges.

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

Audio Communications Group

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Audio Communications Group
Selling, general and administrative	$33,884	$36,199	$2,315	6.8%	$63,776	$72,076	$8,300	13.0%
% of total segment net revenues	22.5%	22.2%	(0.3)	ppt.	21.3%	22.1%	0.8	ppt.

For the three and six months ended September 30, 2006 compared to the same quarter a year ago, selling, general and administrative expenses increased due to the following:

•	stock-based compensation charges of $2.2 million and $4.7 million, respectively;
•	higher headcount in the marketing function;
•	an increase in sales expenses attributable to a larger global sales presence and an increase in sales-related compensation; and
•	an increase in general and administrative expenses due to higher headcount, depreciation, and outside providers for legal, accounting, and auditing services.

The increases in spending were partially offset by a decrease in marketing program and advertising expenses, because we spent less on the fiscal 2007 wireless US office demand generation programs compared to the fiscal 2006 national branding and advertising campaign.

Audio Entertainment Group

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Audio Entertainment Group
Selling, general and administrative	$3,939	$8,359	$4,420	112.2%	$3,939	$17,372	$13,433	341.0%
% of total segment net revenues	18.0%	26.2%	8.2	ppt.	18.0%	27.5%	9.5	ppt.

For the three and six months ended September 30, 2006 compared to the same periods a year ago, the increase in selling, general and administrative expenses primarily reflected the acquisition of Altec Lansing on August 18, 2005 resulting in only 45 days of operations in the prior year comparative periods. Selling, general and administrative expenses also increased due to the following:

•	costs associated with the integration of Altec Lansing into Plantronics core business system;

•	significant expenses for trade shows during fiscal 2007; and

•	stock-based compensation charges.

Consolidated

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Consolidated
Selling, general and administrative	$37,823	$44,558	$6,735	17.8%	$67,715	$89,447	$21,732	32.1%
% of total consolidated net revenues	22.0%	22.9%	0.9	ppt.	21.1%	22.9%	1.8	ppt.

For the three and six months ended September 30, 2006 compared to the same periods a year ago, the increase in consolidated selling, general and administrative expenses can be attributed to the following:

•	incremental costs associated with the acquisition of Altec Lansing of $4.4 million and $13.4 million, respectively;
•	stock-based compensation charges of $2.4 million and $4.9 million, respectively; and
•	higher compensation-related charges and costs associated with a larger global sales presence.

We anticipate our consolidated selling, general and administrative expenses will continue to increase for the remainder of fiscal 2007. Due to the softening in demand growth, we are controlling discretionary spending and will be monitoring the amounts spent on the office demand generation campaign based upon current and forecasted results of operations.

GAIN ON SALE OF LAND

During the first quarter of fiscal 2007, we sold a parcel of land in Frederick, Maryland, for net proceeds of $2.7 million and recorded a gain of $2.6 million from the sale of this property.

TOTAL OPERATING EXPENSES AND OPERATING INCOME

Audio Communications Group

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Audio Communications Group
Operating expense	$48,055	$50,742	$2,687	5.6%	$91,713	$99,999	$8,286	9.0%
% of total segment net revenues	32.0%	31.1%	(0.8)	ppt.	30.7%	30.6%	(0.0)	ppt.

Operating income	$20,386	$20,764	$378	1.9%	$49,877	$41,580	$(8,297)	-16.6%
% of total segment net revenues	13.6%	12.7%	(0.8)	ppt.	16.7%	12.7%	(4.0)	ppt.

For the three months ended September 30, 2006, compared to the same period one year ago, operating income increased slightly in dollar terms, but decreased as a percentage of segment revenues. The decrease in operating income as a percentage of revenue reflected the reduced gross profit percentage and higher operating expenses, primarily the result of stock-based compensation charges of $3.7 million recognized in the second quarter of fiscal 2007.

For the six months ended September 30, 2006, compared to the same period one year ago, the decrease in operating income in both dollar and percentage terms reflected reduced gross profits and higher operating expenses, particularly in the first quarter of fiscal 2007. The higher costs in fiscal 2007 also reflected stock-based compensation charges of $8.0 million in the first half of fiscal 2007, partially offset by a $2.6 million pre-tax gain in the first quarter of fiscal 2007 due to a sale of land in Maryland.

We believe that our operating margins will be impacted by the recent trends in our business and industry, including a downward trend on revenues derived from professional grade corded headsets, the rapid growth of the Bluetooth consumer market with continued intense price competition and other factors such as generally shorter product life cycles.

Audio Entertainment Group

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Audio Entertainment Group
Operating expense	$5,890	$10,621	$4,731	80.3%	$5,890	$22,216	$16,326	277.2%
% of total segment net revenues	26.9%	33.3%	6.4	ppt.	26.9%	35.1%	8.3	ppt.

Operating loss	$(329)	$(4,741)	$(4,412)	1341.0%	$(329)	$(10,434)	$(10,105)	3071.4%
% of total segment net revenues	-1.5%	-14.9%	(13.4)	ppt.	-1.5%	-16.5%	(15.0)	ppt.

In the three and six months ended September 30, 2006, the operating losses reflected reduced gross profit percentages compared to the prior year and higher operating expenses both in dollar terms and as a percentage of revenues. Results for fiscal 2006 include the period following the acquisition on August 18, 2005. The current year periods include $1.9 million of quarterly non-cash charges related to the amortization of acquired intangibles.. These charges include $1.0 million in cost of revenues relating to the amortization of acquired technology assets and $0.9 million recorded under selling, general and administrative expense representing primarily the amortization of acquired intangibles, excluding technology assets. These non-cash purchase accounting charges will continue for the next 7 to 9 years.

Consolidated

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Consolidated
Operating expense	$53,945	$61,363	$7,418	13.8%	$97,603	$122,214	$24,611	25.2%
% of total consolidated net revenues	31.3%	31.5%	0.2	ppt.	30.4%	31.4%	1.0	ppt.

Operating income	$20,057	$16,023	$(4,034)	-20.1%	$49,548	$31,147	$(18,401)	-37.1%
% of total consolidated net revenues	11.6%	8.2%	(3.4)	ppt.	15.4%	8.0%	(7.5)	ppt.

In the three and six months ended September 30, 2006, compared to the same periods a year ago, our operating income decreased primarily due to lower gross profit percentages, the impact of stock compensation charges, and the operating loss associated with the acquired Audio Entertainment business.

We believe that our operating margins will be impacted by product mix shifts, stock-based compensation, and the acquisition of Altec Lansing, including non-cash charges associated with purchase accounting, product life cycles, and seasonality.

INTEREST AND OTHER INCOME (EXPENSE), NET

Consolidated

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Interest and other income (expense), net	$1,031	$267	$(764)	-74.1%	$1,263	$1,252	$(11)	-0.9%
% of total net revenues	0.6%	0.1%	(0.5)	ppt.	0.4%	0.3%	(0.1)	ppt.

For the three months ended September 30, 2006 compared to the same period one year ago, the decrease in interest and other income primarily reflected a reduction in net interest income of $0.5 million as a result of lower cash and short-term investment balances and lower net foreign exchange gains. For the six months ended September 30, 2006, interest and other income was relatively flat, reflecting a reduction in net interest income of $1.7 million offset by net foreign exchange gains of $0.8 million in the current period, compared to a $1.0 million loss one year ago.

INCOME TAX EXPENSE

Consolidated

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
($ in thousands)	2005	2006	(Decrease)		2005	2006	(Decrease)
Income before income taxes	$21,088	$16,290	$(4,798)	-22.8%	$50,811	$32,399	$(18,412)	-36.2%
Income tax expense	7,381	3,765	(3,616)	-49.0%	15,406	7,583	(7,823)	-50.8%
Net income	$13,707	$12,525	$(1,182)	-8.6%	$35,405	$24,816	$(10,589)	-29.9%
Effective tax rate	35.0%	23.1%	(11.9)	ppt.	30.3%	23.4%	(6.9)	ppt.

For the three and six months ended September 30, 2006, compared to the same periods a year ago, income tax expense declined as a result of lower U.S. net income which is taxed at higher rates than our foreign net income. The decline in U.S. income is primarily due to the losses of the Audio Entertainment Group. Stock-based compensation expense is also proportionately higher in the U.S. than overseas locations.

Overall, the rate decreased from 35.0% in the second quarter of fiscal 2006 to 23.1% in the second quarter of fiscal 2007 and from 30.3% for the six months ended September 30, 2006 to 23.4% for the six months ended September 30, 2006. Currently we are not able to forecast the tax rate for the full fiscal year for both the AEG and the ACG groups due to many factors including stock-based compensation, the product mix, rapidly changing market conditions and AEG being a new business for us in the volatile retail sector. Accordingly, the tax expense reflected for each quarterly period has been computed on a discrete basis instead of using an annual effective tax rate. We also have significant operations in multiple tax jurisdictions, currently, some of these operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions no longer qualified for these lower tax rates or if the applicable tax laws were rescinded or changed, our tax rate would be materially affected. The tax rate will also be impacted by whether or not the federal research and development tax credit is reinstated in the current fiscal year.

FINANCIAL CONDITION:

The table below provides selected condensed consolidated cash flow information for the periods presented:

	Six Months Ended September 30,
($ in thousands)	2005	2006
Cash provided by operating activities	$38,040	$15,507

Cash used for capital expenditures	(22,306)	(15,679)
Cash used for acquisitions	(164,967)	-
Cash provided by (used for) other investing activities	134,324	(1,036)
Cash used for investing activities	(52,949)	(16,715)

Cash used for financing activities	$(2,110)	$(17,338)

Cash Flows From Operating Activities

Cash flows from operating activities are the principal source of cash for us.

In the six months ended September 30, 2006, compared to the same period a year ago, operating cash flow decreased by $22.5 million. The major decreases include the following:

•
increases in net inventory balances of $33.5 million, primarily related to raw material purchases for our newly-introduced Bluetooth and wireless office products. Inventory increased due to anticipated future demand which did not materialize and due to a conscious decision to increase safety stock. Average annual inventory turns decreased from 4.0 in the second quarter of fiscal 2006 to 3.4 in the second quarter of fiscal 2007; and

•	net income of $24.8 million for the six months ended September 30, 2006 compared to $35.4 million for the same period last year.

These decreases to operating cash flow were partially offset by the following:

•	an $8.4 million non-cash stock-based compensation charge was recorded under the provisions of SFAS 123(R);

•
an increase of $4.2 million in accrued liabilities as a result of an increase in accruals for employee benefits, increased audit and accounting fees, and increased accruals related to foreign exchange hedging activities; and

•
an increase in non-cash charges for depreciation and amortization, which increased to $14.4 million in the six months ended September 30, 2006 compared to $9.3 million in the same period last year. As a result of the acquisition of Altec Lansing in August 2005, we acquired additional property, plant and equipment resulting in more depreciation, and we acquired significant intangible assets resulting in more amortization. Finally, we placed additional fixed assets into production in our new manufacturing plant in Suzhou, China and in our new research and development center in Tijuana, Mexico, and completed certain building improvements in our Santa Cruz, California headquarters facility.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels and timing of payments

Cash Flows From Investing Activities

In the six months ended September 30, 2006, we used $16.7 million in cash for investing activities compared to $52.9 million of cash used in the same period a year ago.

Cash used in investing activities in the six months ended September 30, 2006 was primarily attributable to $15.7 million in capital expenditures including building improvements at our corporate headquarters, expansion of a warehouse facility in Milford, Pennsylvania, and the purchase of machinery and equipment, tooling, computers, and software. We also made net purchases of $1.0 million of short-term investments. During the first quarter of fiscal year 2007 we received $2.7 million in net proceeds from the sale of land in Frederick, Maryland; these proceeds are classified as restricted cash as they are held in an escrow account in order to potentially fund other property acquisitions through a tax-deferred Internal Revenue Code Section 1031 exchange.

Cash used in investing activities in the six months ended September 30, 2005 reflected the payment of $165 million to purchase Altec Lansing and $22.3 million in capital expenditures, partially offset by net maturities of short-term investments of $134 million.

We anticipate purchasing more short-term investments as interest rates continue to rise in order to obtain more favorable yields. As our business grows, we may need additional facilities and capital expenditures to support our growth. We plan to finish the building improvements at our Santa Cruz headquarters in calendar year 2007. We will continue to evaluate new business opportunities and new markets. If we pursue new opportunities or markets in areas in which we do not have existing facilities, we may need additional expenditures to support future expansion.

Cash Flows From Financing Activities

In the six months ended September 30, 2006, cash flows used for financing activities were approximately $17.3 million compared to $2.1 million used in the same period a year ago.

Cash used for financing activities for the six months ended September 30, 2006 included the repurchase of 175,000 shares of our common stock for $4.0 million. As of September 30, 2006, no shares remained authorized for repurchase. We also paid cash dividends totaling $4.8 million and made aggregate payments of $12.0 million to reduce the balance owed on our line of credit. Sources of cash included proceeds of $0.8 million from the exercise of employee stock options and $2.4 million from the re-issuance of treasury stock under our employee stock purchase plan.

Cash used for financing activities for the six months ended September 30, 2005 included the repurchase of 1.4 million shares of our common stock for $47.3 million and the payment of cash dividends of $4.7 million. These cash outflows were partially offset by net proceeds of $41 million from our line of credit, proceeds of $6.7 million from the exercise of employee stock options and proceeds of $2.1 million from the re-issuance of treasury stock under our employee stock purchase plan.

On October 24, 2006 we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on December 11, 2006 to stockholders of record on November 10, 2006.  The plan approved by the Board anticipates a total annualized dividend of $0.20 per common share. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial condition and financial performance.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion. In fiscal 2006, we undertook several large projects which included construction of our new manufacturing and design facility in Suzhou, China which has now been substantially completed and is presently in operation. We spent $1.1 million on capital expenditures for Suzhou, China in the six months ended September 30, 2006, compared to $10 million in the same period a year ago. We also began construction of the new industrial design wing at the Santa Cruz headquarters building in fiscal 2006 and spent $0.6 million on capital expenditures for this project in each of the six month periods ended September 30, 2006 and 2005. We have also made $1.4 million of capital expenditures to improve our manufacturing facility in Tijuana, Mexico in the six month period ended September 30, 2006, compared to $1.9 million in the same period a year ago.

For the remainder of fiscal 2007, we expect to spend approximately $11 million on capital expenditures, which includes the expansion and improvement of our facilities at our Santa Cruz headquarters and industrial design center.

At September 30, 2006, we had working capital of $223.6 million, including $60.1 million of cash, cash equivalents and short-term investments, (excluding restricted cash of $2.7 million), compared with working capital of $201.4 million, including $76.7 million of cash, cash equivalents and short-term investments at March 31, 2006.

We have a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%. The line of credit expires on August 1, 2010. In the six months ended September 30, 2006, we made aggregate principal payments of $12.0 million against the outstanding balance. At September 30, 2006 our borrowings were $10.0 million under the credit facility and our commitments under a letter of credit sub-facility were $1.2 million. The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters. It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under our amended Credit Agreement. We anticipate paying off the remaining balance on the credit facility by the end of the third quarter of fiscal 2007.

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

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great British Pound with put and call option contracts used as collars. At each reporting period, we record the net fair value of our unrealized option contracts on the balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive income, a separate element of stockholders’ equity. Gains and losses associated with realized option contracts are recorded within revenue.

Our liquidity, capital resources, and results of operations in any period could be affected by the exercise of outstanding stock options, sale of restricted stock to employees, and the issuance of common stock under our employee stock purchase plan. Further, the resulting increase in the number of outstanding shares could affect our per share earnings. However, we cannot predict the timing or amount of proceeds from the sale or exercise of these securities, or whether they will be exercised at all.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations as of September 30, 2006, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
($ in thousands)	Total	Remainder of Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter
Operating leases	$14,246	$2,783	$3,772	$3,083	$1,756	$744	$2,108
Unconditional purchase obligations	69,932	69,932
Total contractual cash obligations	$84,178	$72,715	$3,772	$3,083	$1,756	$744	$2,108

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended April 1, 2006. We added the following critical accounting policy during the first quarter of fiscal 2007.

Stock-based Compensation Expense

During the first quarter of fiscal 2007, we adopted the provisions of, and now account for stock-based compensation in accordance with, Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123(R)”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective adoption method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants, to unvested grants that were outstanding as of the effective date and to all outstanding awards subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for the SFAS 123 pro forma disclosures. We make regular assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed consolidated statements of operations.

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

We estimate the volatility of our common stock based on an equally weighted average of historical and implied volatility. Implied volatility is based on the volatility of our publicly traded options on our common stock. We determined that a blend of historical and implied volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility, which we had used for our pro forma disclosures under SFAS 123 prior to fiscal 2007. We estimate the expected life of options granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We base the dividend yield assumption on our current dividend and the market price of our common stock at the date of grant. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

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

The adoption of SFAS 123(R) had a material impact on our condensed consolidated financial position and results of operations. See Note 3, “Stock-Based Compensation”, for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting the provisions of FIN 48 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of adopting the provisions of SFAS 157 on our financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

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

INTEREST RATE RISK

At September 30, 2006, we had cash and cash equivalents totaling $51.0 million (excluding restricted cash of $2.7 million) compared to $68.7 million at March 31, 2006. We had short-term investments of $9.1 million at September 30, 2006 compared to $8.0 million at March 31, 2006.

We have applied modeling techniques to measure the hypothetical changes in fair values in our short-term investments, excluding cash and cash equivalents, held at September 30, 2006 that are sensitive to changes in interest rates. Based upon our analysis, the fair values did not change materially as our investments are of short duration and the amount held at September 30, 2006 was not significant enough to result in a material change in fair value.

As of October 28, 2006, we had borrowed $6.0 million under the revolving credit facility and $1.5 million committed under the letter of credit sub-facility. If we choose to borrow additional amounts under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

Our line of credit has a fixed borrowing rate of the then LIBOR plus 0.75%, which resulted in a weighted average rate of approximately 5.72%. This rate is fixed through to the end of the third quarter of fiscal 2007 by which date we expect to repay the entire outstanding amount. As a result, the underlying exposure of our line of credit is not sensitive to changes in market rates.

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

Fair Value Hedges

We hedge both our Euro and Great British Pound accounts receivable and accounts payable by entering into foreign exchange forward contracts. The following table provides information about our financial instruments that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts. At September 30, 2006, we had no Great British Pound forward contracts outstanding as our exposure was not significant. The table below presents the impact of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts.

September 30, 2006 (in millions)
Currency - forward contracts	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Euro	$21.6	$(2.2)	$2.2

Net position	$21.6	$(2.2)	$2.2

Cash Flow Hedges

In the six months ended September 30, 2006, approximately 36% of revenue was derived from sales outside of the United States, which were predominantly denominated in the Euro and the Great British Pound.

As of September 30, 2006, we had foreign currency call option contracts of approximately €53.2 million and £16.9 million denominated in Euros and Great British Pounds, respectively. As of September 30, 2006, we also had foreign currency put option contracts of approximately €53.2 million and £16.9 million denominated in Euros and Great British Pounds, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales. If these option contracts are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $9.1 million or a loss of $10.0 million, respectively.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

September 30, 2006 (in millions)
Currency - option contracts	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Call options	$(100.8)	$2.9	$(8.1)
Put options	95.2	6.2	(1.9)

Net position	$(5.6)	$9.1	$(10.0)

Item 4. Controls And Procedures.

(a)	Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Plantronics, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms.

In connection with the filing of Form 10-Q for the quarter ended September 30, 2006, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

Three class action lawsuits were recently filed against Plantronics alleging that our Bluetooth headsets may cause noise-induced hearing loss. Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the United States District Court, Central District of California. Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the United States District Court, Middle District of Florida. Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles. None of the complaints allege actual personal injury to any individual. All three complaints seek various remedies, including injunctive relief requiring Plantronics to include certain additional warnings with its Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset. Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution. We do not believe that the allegations in these lawsuits have any merit, and Plantronics will aggressively defend itself in these cases.

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

•
We are in the process of shifting some of our production from certain of our third party vendors and our plant in Mexico to our plant in Suzhou, China. If we are not able to successfully transition production we may not be able to meet demand or manufacture products at a cost which is competitive with historical costs.

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

Mergers and acquisitions, particularly those of technology companies, are inherently risky, and no assurance can be given that this or any future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must also manage any acquisition-related growth effectively. Failure to manage growth effectively and successfully integrate this or any future acquisitions made by us could materially harm our business and operating results. If the anticipated future results of operations of the combined Altec Lansing and Plantronics’ businesses do not materialize as expected, goodwill and other intangible assets which were recorded as a result of the acquisition could become impaired and could result in write-offs which would negatively impact our operating results.

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

Certain of our portable products under our Altec Lansing brand were developed for use with Apple Computer, Inc.’s (“Apple”) iPod products.  We have a non-exclusive right to use the Apple interface with certain of our portable products, and we are required to pay Apple a royalty for this right.  The risks faced in conjunction with our Apple related products include, among others:

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

We compete in the B2B market for the sale of our office and contact center products. We believe that our greatest long-term opportunity for profit growth in the Audio Communications Group is in the office market, and our foremost strategic objective for this segment is to increase headset adoption. To this end, we are investing in creating new products that are more appealing in functionality and design as well as investing in a national advertising campaign to increase awareness and interest. If these investments do not generate incremental revenue, our business could be materially affected. We are also experiencing a more aggressive and competitive environment with respect to price in our B2B markets, leading to increased order volatility which puts pressure on profitability and could result in a loss of market share if we do not respond effectively.

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

As a result of the acquisition of Altec Lansing and Octiv in fiscal 2006, we have significant intangible assets recorded on our balance sheet. Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our intangible assets.  To date, we have not recorded any impairment losses.  We will continue to evaluate the recoverability of the carrying amount of our intangible assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

Competitors in audio devices vary by product line. In the PC speaker business, competitors include Logitech and Creative Labs. In the PC and office and contact center markets, a significant competitor is Sennheiser Communications. In the PC and console headset, telephony and microphone business, our primary competitor is Logitech. In the Audio Entertainment speaker business, competitors include Harmon Kardon, Bose, Logitech, Cyber Acoustics and Creative Labs. Since our entry into the mobile phone headset business, we have been competing against mobile phone and accessory companies such as Jabra, Motorola, Nokia, and Sony−Ericsson, some of whom have substantially greater resources than we have, and each of whom has established market positions in this business. Currently, our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. We are currently experiencing more price competition from GN Netcom in the B2B markets than in the past. Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments. Motorola also benefits from the ability to bundle other offerings with their headsets. We are also experiencing additional competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

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

During our second quarter of fiscal year 2007, approximately 36% of our net revenues were derived from customers outside the United States. In addition, we conduct the majority of our Audio Communications Group headset assembly operations in our manufacturing facility located in Tijuana, Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We have just completed construction of a factory and design center in Suzhou, China and are also purchasing a growing number of turnkey products directly from Asia. If we are unable to effectively transition outsourced production into our new Suzhou facility, we may be unable to meet demand for these products, and our margins on these products may decrease. There are risks in operating the Suzhou factory and expanding our competency in a rapidly evolving economy because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated or the like.  Should any of these risks occur, we may be unable to maximize the output from the facility and our financial results may decrease from our anticipated levels.  Further, the majority of our Audio Entertainment products are manufactured either in our Dongguan, China, manufacturing plant or manufactured by foreign vendors, primarily in China.  The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

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

War, terrorism, public health issues or other business interruptions whether in the United States or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, our company, and our suppliers or customers. Our major business operations are subject to interruption by earthquake, flood or other natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, public health issues, and other events beyond our control. Our corporate headquarters, information technology, certain research and development activities, and other critical business operations, are located near major seismic faults. While we are partially insured for earthquake-related losses, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.

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

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 164 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking intellectual property protection can be lengthy and expensive. Intellectual property may not be issued in response to our applications, and intellectual property that is issued may be invalidated, circumvented or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

We are exposed to potential lawsuits alleging defects in our products and/or other claims related to the use of our products.

The use of our products exposes us to the risk of product liability and hearing loss claims. These claims have in the past been, and are currently being, asserted against us. None of the previously resolved claims have materially affected our business, financial condition or results of operations, nor do we believe that any of the pending claims will have such an effect. Although we maintain product liability insurance, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability or hearing loss claims brought against us could have a material adverse effect upon our business, financial condition and results of operations. In particular, three (3) lawsuits were recently filed against Plantronics in California and Florida alleging that Bluetooth headsets manufactured by the Company have the potential to cause noise-induced hearing loss and should contain a warning for consumers to this effect. We do not believe that the allegations of these lawsuits have any merit. The Company intends to aggressively defend itself in these cases. In the event any or all of these actions are determined unfavorably against us, the outcome could have a material adverse effect upon our business, financial condition and results of operations.

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

We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense. We are currently seeing employee departures at a rate greater than that historically experienced due in part to a number of factors such as, a stronger more competitive labor environment, our weaker stock price, reduced bonuses and reduced profit sharing. We may not be successful in attracting and retaining such personnel, and our failure to do so could have a material adverse effect on our business, operating results or financial condition.

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

On August 18, 2005, we acquired Altec Lansing Technologies, Inc. Our management is required to complete an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for the consolidated company, including this recently acquired business, for the fiscal year ended March 31, 2007.  We intend to disclose all material changes to our internal controls over financial reporting resulting from the acquisition of Altec Lansing within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include this business or are reasonably likely to materially affect, our internal control over financial reporting.  We are currently in the process of but have not yet completed our review of the controls of Altec Lansing.  Therefore, we may have risk associated with controls at this business.

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

ITEM 6. EXHIBITS.

We have filed, or incorporated by reference into this Report, the exhibits listed on the accompanying Index toExhibits immediately following the signature page of this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: November 9, 2006	By:	/s/ Barbara V. Scherer
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