Form 10-Q
period 2006-12-30
PLANTRONICS INC /CA/
filed 2007-02-08
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of January 26, 2007, 47,893,344 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2006	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$68,703	$68,743
Short-term investments	8,029	--
Total cash, cash equivalents, and short-term investments	76,732	68,743

Accounts receivable, net	118,008	131,735
Inventory	105,882	134,263
Deferred income taxes	12,409	12,590
Other current assets	15,318	13,870
Total current assets	328,349	361,201

Property, plant and equipment, net	93,874	97,227
Intangibles, net	109,208	102,984
Goodwill	75,077	74,250
Other assets	5,741	6,190
Total assets	$612,249	$641,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$22,043	$6,011
Accounts payable	48,574	45,975
Accrued liabilities	43,081	59,129
Income taxes payable	13,231	7,224
Total current liabilities	126,929	118,339

Deferred income taxes	48,246	41,137
Long-term liabilities	1,453	1,263
Total liabilities	176,628	160,739

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value per share; 100,000 shares authorized, 66,270 and 66,617 shares issued at March, 31, 2006 and December 31, 2006, respectively	663	666
Additional paid-in capital	316,863	334,303
Accumulated other comprehensive income	3,934	2,041
Retained earnings	509,563	542,429
	831,023	879,439
Less: Treasury stock (common: 18,732 shares at March 31, 2006 and December 31, 2006) at cost	(395,402)	(398,326)
Total stockholders' equity	435,621	481,113

Total liabilities and stockholders' equity	$612,249	$641,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Net revenues	$222,512	$215,435	$543,646	$605,438
Cost of revenues	128,486	134,099	302,469	370,741
Gross profit	94,026	81,336	241,177	234,697

Operating expenses:
Research, development and engineering	15,980	17,709	45,868	53,113
Selling, general and administrative	43,130	46,809	110,845	136,256
Gain on sale of land	-	-	-	(2,637)
Total operating expenses	59,110	64,518	156,713	186,732

Operating income	34,916	16,818	84,464	47,965
Interest and other income (expense), net	(596)	1,493	667	2,745
Income before income taxes	34,320	18,311	85,131	50,710

Income tax expense	9,279	3,121	24,685	10,704
Net income	$25,041	$15,190	$60,446	$40,006

Net income per share - basic	$0.53	$0.32	$1.29	$0.85
Shares used in basic per share calculations	46,834	47,409	46,968	47,256

Net income per share - diluted	$0.52	$0.32	$1.24	$0.83
Shares used in diluted per share calculations	48,165	47,922	48,768	47,940

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended December 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,446	$40,006
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	16,118	21,824
Stock-based compensation	665	12,617
Provision for doubtful accounts	938	618
Provision for excess and obsolete inventories	4,353	11,149
Deferred income taxes	(1,716)	(5,939)
Income tax benefit associated with stock option exercises	1,401	519
Excess tax benefits from stock-based compensation	-	(637)
Loss (gain) on sale or disposal of property, plant and equipment	46	(2,571)

Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(23,684)	(14,345)
Inventory	(23,135)	(39,396)
Other current assets	(468)	31
Other assets	1,114	(448)
Accounts payable	7,343	(2,599)
Accrued liabilities	1,472	13,301
Income taxes payable	1,632	(5,966)
Cash provided by operating activities	46,525	28,164

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short-term investments	517,760	222,424
Purchase of short-term investments	(353,344)	(214,395)
Acquisitions of Altec Lansing and Octiv, net of cash acquired	(165,020)	-
Proceeds from the sale of land	-	2,667
Capital expenditures and other assets	(31,350)	(18,739)
Cash used for investing activities	(31,954)	(8,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(69,631)	(4,021)
Proceeds from sale of treasury stock	2,507	2,723
Proceeds from exercise of stock options	8,408	2,676
Proceeds from line of credit	45,000	-
Repayment of line of credit	(12,943)	(16,032)
Payment of cash dividends	(7,089)	(7,140)
Excess tax benefits from stock-based compensation	-	637
Cash used for financing activities	(33,748)	(21,157)
Effect of exchange rate changes on cash and cash equivalents	(1,030)	1,076
Net (decrease) increase in cash and cash equivalents	(20,207)	40
Cash and cash equivalents at beginning of period	78,398	68,703
Cash and cash equivalents at end of period	$58,191	$68,743

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$701	$366
Income taxes	$24,341	$22,681

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“financial statements”) of Plantronics, Inc., have been prepared on a consistent basis with the April 1, 2006 audited consolidated financial statements, except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), discussed in Note 3, “Stock-Based Compensation” and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”); and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2006, which was filed with the SEC on June 5, 2006. The results of operations for the interim period ended December 30, 2006 are not indicative of the results to be expected for the full year ended March 31, 2007.

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

The Company’s fiscal year ends on the Saturday closest to March 31. The current fiscal year ends on March 31, 2007 and the prior fiscal year ended on April 1, 2006. The Company’s current and prior fiscal years consist of 52 weeks. The third quarter end of fiscal 2007 was on December 30, 2006, and the corresponding quarter end in fiscal 2006 was on December 31, 2005. Both the current and corresponding fiscal quarter a year ago consist of 13 weeks.

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

The following table shows the amount of stock-based compensation expense recorded under SFAS 123(R) included in the condensed consolidated statement of operations:

($ in thousands, except per share data)	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006

Cost of revenues	$730	$2,210

Research, development and engineering	935	2,843
Selling, general and administrative	2,576	7,564
Stock-based compensation expense included in operating expenses	3,511	10,407

Total stock-based compensation (1)	4,241	12,617

Income tax benefit	(1,358)	(4,087)

Total stock-based compensation expense, net of tax	$2,883	$8,530

Decrease in basic and diluted earnings per share	$0.06	$0.18

(1)	The three and nine months ended December 31, 2006 include stock-based compensation expense associated with restricted stock awards of $0.6 million and $1.5 million, respectively.

Prior to the adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows in our condensed consolidated statements of cash flows. SFAS 123(R) requires that they be reported as a financing cash inflow rather than as an operating cash inflow. As a result of adopting SFAS 123(R), excess tax benefits for the nine months ended December 31, 2006 of $0.6 million have been classified as financing cash inflows.

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

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method as prescribed in APB 25, to account for all stock-based employee compensation plans and had adopted the disclosure-only alternative of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

Consistent with the disclosure provisions of SFAS 148, the pro forma information for the three and nine months ended December 31, 2005 was as follows:

(in thousands, except per share data)	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005

Net income - as reported	$25,041	$60,446
Add stock-based employee compensation expense included in net income, net of tax	269	428
Less stock-based compensation expense determined under fair value-based method, net of tax	(2,668)	(8,897)
Net income - pro forma	$22,642	$51,977

Basic net income per share - as reported	$0.53	$1.29
Basic net income per share - pro forma	$0.48	$1.11
Diluted net income per share - as reported	$0.52	$1.24
Diluted net income per share - pro forma	$0.47	$1.07

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model, consistent with the provisions of SFAS 123(R), SEC Staff Accounting Bulletin No. 107 (“SAB 107”) and the Company’s prior period pro forma disclosures of net income under SFAS 123. The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
Stock Options	2005	2006	2005	2006
Expected volatility	53.0%	42.5%	55.3%	42.5%
Risk-free interest rate	4.3%	4.7%	4.1%	4.7%
Expected dividends	0.7%	1.0%	0.6%	1.0%
Expected life (in years)	5.0	4.2	5.0	4.2

			Nine Months Ended December 31,
ESPP			2005	2006
Expected volatility			31.2%	52.8%
Risk-free interest rate			4.2%	5.2%
Expected dividends			0.6%	1.3%
Expected life (in years)			0.5	0.5

No ESPP plan shares were granted during the three months ended December 31, 2005 and 2006 as the ESPP purchase periods begin every six months on August 1 and February 1 of each year.

Prior to the adoption of SFAS 123(R), the Company used historical volatility in deriving its expected volatility assumption. The expected stock price volatility for the three and nine months ended December 31, 2006 was determined based on an equally weighted average of historical and implied volatility. Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock. The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for the three and nine months ended December 31, 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

The weighted average grant date fair value of options granted during the three and nine months ended December 31, 2006 was $7.63 and $7.68 per share, respectively and $13.12 and $15.14 per share, respectively during the three and nine months ended December 31, 2005. The weighted average grant date fair value of ESPP shares granted was $4.60 and $6.48 per share, respectively during the nine months ended December 31, 2006 and 2005. There were no ESPP shares granted during the first and third quarters of fiscal 2006 or 2005.

Stock Options and Restricted Stock Awards

Under the Company’s 2003 Stock Plan, Plantronics may grant equity awards to employees, directors and consultants of the Company. Under the plan, the Company may grant incentive stock options, nonqualified stock options and restricted stock awards. Options and restricted stock awards generally vest over a 4 to 5 year period, and generally expire 7 years from the date of grant. At December 31, 2006, 0.9 million shares were available for future grant under the 2003 Stock Plan.

The Company’s 1993 Stock Plan was terminated in September 2003. Options awarded under the 1993 Stock Plan generally vested over a 4 to 5 year period, and generally expired 10 years from the date of grant. While shares are no longer available for future grant under the 1993 Stock Plan, options previously granted under the 1993 Plan remain outstanding.

The following is a summary of the Company’s stock option activity during the nine months ended December 31, 2006:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2006	8,277	$26.75
Options granted	1,446	$20.58
Options exercised	274	$9.75		$3,006
Options forfeited or expired	313	$30.98
Outstanding at December 31, 2006	9,136	$26.14	5.07	$11,102
Vested and expected to vest at December 31, 2006	8,771	$26.23	5.02	$10,849
Exercisable at December 31, 2006	6,240	$27.17	4.47	$8,791

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $21.20 as of December 29, 2006 for options that were in-the-money as of that date. The intrinsic value of options exercised during the nine month period ended December 31, 2006 was $3.0 million. The total cash received from employees as a result of employee stock option exercises during the nine months ended December 31, 2006 was $2.7 million.

Compensation expense recognized for stock options during the three and nine months ended December 31, 2006 was $3.4 million and $10.4 million, respectively. As of December 31, 2006, total unrecognized compensation cost related to unvested stock options was $27.8 million which is expected to be recognized over a weighted average period of 2.9 years.

The Company settles employee stock option exercises with newly issued common shares approved by stockholders for inclusion in the 1993 Stock Plan or the 2003 Stock Plan.

Restricted Stock Awards

Compensation expense recognized for restricted stock awards was $0.5 million and $1.5 million for the three and nine months ended December 31, 2006, respectively, and $0.4 million and $0.7 million for the three and nine months ended December 31, 2005, respectively.

The following is a summary of the Company’s restricted stock award activity during the nine months ended December 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2006	316	$29.09
Granted	79	$20.43
Vested	(57)	$29.25
Forfeited	(7)	$27.15
Non-vested at December 31, 2006	331	$27.03

As of December 31, 2006, total unrecognized compensation cost related to non-vested restricted stock awards was $7.4 million, which is expected to be recognized over a weighted average period of 3.9 years. The total fair value of restricted stock awards vested during the nine months ended December 31, 2006 was $1.7 million.

ESPP

Under the Employee Stock Purchase Plan, eligible employees may contribute a portion of their compensation to purchase shares of the Company’s common stock at a purchase price per share equal to 85% of the lesser of the fair market value of Plantronics’ common stock on the first or last day of each six month offering period.  At December 31, 2006, there were 261,000 shares reserved for future issuance under the ESPP.

Compensation expense recognized for the ESPP for the three and nine months ended December 31, 2006 was $0.3 million and $0.7 million, respectively. As of December 31, 2006, there was $0.1 million of unrecognized compensation cost related to the ESPP that is expected to be fully recognized during the next fiscal quarter.

4. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

(in thousands)	March 31, 2006	December 31, 2006

Inventory, net:
Purchased parts	$44,750	$47,059
Work in process	3,786	7,504
Finished goods	72,324	98,317
Less: allowance for excess and obsolete inventory	(14,978)	(18,617)
	$105,882	$134,263

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Accrued liabilities:
Employee compensation and benefits	$19,670	$22,029
Accrued advertising and sales and marketing	5,084	6,219
Warranty accrual	6,276	6,685
Accrued other	12,051	24,196
	$43,081	$59,129

5. PRODUCT WARRANTY OBLIGATIONS

Changes in our warranty obligation, which are included as a component of accrued liabilities on the condensed consolidated balance sheets, are as follows:

(in thousands)	2005	2006

Warranty obligation at March 31	$5,970	$6,276
Warranty provision relating to product shipped during the quarter	3,060	3,833
Deductions for warranty claims processed	(2,834)	(3,605)
Warranty obligation at June 30	$6,196	$6,504

Warranty provision relating to product shipped during the quarter	4,242	3,654
Deductions for warranty claims processed	(4,260)	(3,594)
Warranty obligation at September 30	$6,178	$6,564

Warranty provision relating to product shipped during the quarter	3,236	3,186
Deductions for warranty claims processed	(2,705)	(3,065)
Warranty liability at December 31	$6,709	$6,685

6. ACQUISITIONS

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

The accompanying financial statements reflect the purchase price of $7.8 million, consisting of cash, and other costs directly related to the acquisition as follows:

(in thousands)

Paid to Octiv	$7,430
Direct acquisition costs	388
Total cash consideration	$7,818

The fair values of the intangible assets acquired were estimated with the assistance of an independent valuation firm. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Fair Value at April 4, 2005

Total cash consideration	$7,818
Less cash balance acquired	42
7,776
Allocated to:
Current assets, excluding cash acquired	102
Property, plant and equipment	72
Existing technologies	4,500
Deferred tax assets	2,970
Current liabilities assumed	(334)
Deferred tax liability	(1,710)
Goodwill	$2,176

Acquired intangible assets are comprised of existing technologies, which are being amortized over their estimated useful lives of ten years. Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired and arises as a result of, among other factors, future unidentified new products, new technologies and new customers as well as the implicit value of future cost savings as a result of the combining of entities. The goodwill arising from this acquisition is not deductible for tax purposes under Internal Revenue Code Section 197.

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

The purchase price of approximately $165 million consists of cash and other costs directly related to the acquisition as follows:

(in thousands)

Paid to Altec Lansing	$154,273
Payment of Altec Lansing pre-existing debt	9,906
Direct acquisition costs	977
Total cash consideration	$165,156

The fair values of the intangible assets acquired were estimated with the assistance of an independent valuation firm. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:
(in thousands)	Fair Value at August 18, 2005

Total cash consideration	$165,156
Less cash balance acquired	7,577
157,579
Allocated to:
Prepaid compensation	1,067
Inventory	27,524
Other current assets	17,630
Property, plant, and equipment, net	8,290

Identifiable intangible assets	108,300
Deferred tax assets	4,424
Current liabilities assumed	(29,368)
Deferred tax liability	(22,691)
Goodwill	$42,403

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

7. GOODWILL

The changes in the carrying value of goodwill during the nine months ended December 31, 2006 by segment were as follows:

(in thousands)	Audio Communications Group	Audio Entertainment Group	Consolidated

Balance at March 31, 2006	$11,214	$63,863	$75,077
Carrying value adjustments	-	(827)	(827)
Balance at December 31, 2006	$11,214	$63,036	$74,250

During the nine months ended December 31, 2006, the Company adjusted the fair value of the property, plant and equipment and inventory acquired, and wrote-off an accrual for direct acquisition costs relating to the purchase of Altec Lansing. In addition, as a result of the merger of Altec Lansing into Plantronics in the third quarter of fiscal 2007, Altec Lansing’s effective tax rate decreased, resulting in a reduction of deferred tax liabilities that were originally recorded for differences in book and tax bases of acquired intangible assets.  These adjustments resulted in a reduction of goodwill of $0.8 million for AEG.

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. During the fourth quarter of fiscal 2006, the Company completed the annual impairment test which indicated that there was no impairment. During the nine months ended December 31, 2006, no events or circumstances triggered an impairment review. The Company will perform its annual goodwill impairment test in the fourth quarter of fiscal 2007. Further, to the extent the annual impairment test does not result in a goodwill impairment, it is possible that an impairment review may be triggered during the next twelve months. However, it is not possible to determine whether, if an impairment review is required, an impairment charge would result or if such charge would be material.

8. INTANGIBLES

The aggregate amortization expense relating to intangible assets for the three and nine months ended December 31, 2005 was $2.1 million and $4.5 million, respectively. The aggregate amortization expense for the three and nine months ended December 31, 2006 was $2.1 million and $6.2 million, respectively. The following table presents information on acquired intangible assets:

(in thousands)	March 31, 2006
Intangible assets	Gross Amount	Accumulated Amortization	Net Amount	Amortization Period

Technology	$31,500	$(4,268)	$27,232	6-10 years
State contracts	1,300	(789)	511	7 years
Patents	1,420	(674)	746	7 years
Customer relationships	17,600	(1,375)	16,225	8 years
Trademarks	300	(182)	118	7 years
Tradename - inMotion	5,000	(391)	4,609	8 years
Tradename - Altec Lansing	59,100	-	59,100	Indefinite
OEM relationships	700	(63)	637	7 years
Non-compete agreements	200	(170)	30	5 years
Total	$117,120	$(7,912)	$109,208

(in thousands)	December 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Amortization Period

Technology	$31,500	$(7,945)	$23,555	6-10 years
State contracts	1,300	(929)	371	7 years
Patents	1,420	(826)	594	7 years
Customer relationships	17,600	(3,025)	14,575	8 years
Trademarks	300	(214)	86	7 years
Tradename - inMotion	5,000	(859)	4,141	8 years
Tradename - Altec Lansing	59,100	-	59,100	Indefinite
OEM relationships	700	(138)	562	7 years
Non-compete agreements	200	(200)	-	5 years
Total	$117,120	$(14,136)	$102,984

The estimated future amortization expense of purchased intangible assets as of December 31, 2006 is as follows (in thousands):

Fiscal year ending March 31,	Amount

Remainder of 2007	$2,064
2008	8,259
2009	8,105
2010	7,645
2011	7,602
Thereafter	10,209
Total	$43,884

9. BANK LINE OF CREDIT

Plantronics has a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%. The line of credit expires on August 1, 2010.

At March 31, 2006, $22.0 million was outstanding on this line of credit and $2.1 million committed under the letter of credit sub-facility. At December 31, 2006, $6.0 million was outstanding on this line of credit and $1.5 million committed under the letter of credit sub-facility.

Borrowings under the line are subject to certain financial covenants and restrictions that materially limit the Company’s ability to incur additional debt and pay dividends, among other matters. Plantronics is currently in compliance with the covenants under this agreement.

10. FOREIGN CURRENCY TRANSACTIONS

Fair Value Hedges

As of December 31, 2006, the Company had foreign currency forward contracts of €19.3 million and ₤3.1 million denominated in Euros and Pounds, respectively. These forward contracts hedge against a portion of our foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s net fair value currency position, and approximate U.S. dollar equivalent, at December 31, 2006 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	19,300	$25,742	Sell Euro	1 month
GBP	3,100	$6,136	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of $0.6 million and $1.7 million in the three and nine months ended December 31, 2005, respectively, and a net gain of $1.0 million and $1.8 million in the three and nine months ended December 31, 2006.

Cash Flow Hedges

As of December 31, 2006, the Company had foreign currency put and call option contracts of €56.4 million and £17.9 million. As of March 31, 2006, the Company had foreign currency put and call option contracts of €45.2 million and £19.6 million. Collectively, the Company’s option contracts are collars to hedge against a portion of its forecasted foreign denominated sales.

The following table summarizes Plantronics’ cash flow hedging positions:

(in thousands)	Balance Sheets Accumulated Other Comprehensive Income (Loss)		Statements of Operations Net Revenues Three Months Ended December 31,		Statements of Operations Net Revenues Nine Months Ended December 31,

	March 31, 2006	December 31, 2006	2005	2006	2005	2006
Realized gain (loss) on closed transactions	$--	$--	$(121)	$(1,316)	$(537)	$(1,730)
Recognized but unrealized gain (loss) on open transactions	1,567	(2,256)	-	-	-	-
	$1,567	$(2,256)	$(121)	$(1,316)	$(537)	$(1,730)

11. INCOME TAXES

The effective tax rate for the three and nine months ended December 31, 2006, was 17% and 21.1%, respectively, compared to 27% and 29%, respectively, for the same periods a year ago. The effective tax rate is lower than the previous year due to Congress reinstating the Research and Development Tax Credit retroactively to January 1, 2006 during the third quarter of fiscal 2007 and lower U.S. net income which is taxed at higher rates than our foreign net income. The decline in U.S. income is primarily due to the losses of AEG and stock-based compensation expense which is proportionately higher in the U.S. than overseas locations. Our effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors. Our future quarterly tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change in our estimates of future taxable income which results in a valuation allowance being required; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what we originally provided. Currently, we are not able to forecast the tax rate for the fiscal year for both AEG and ACG due to many factors including the product mix, changing market conditions and AEG being a new business for Plantronics in the more volatile retail sector. Accordingly, the tax expense reflected for each quarterly period has been computed on a discrete basis instead of using an annual effective tax rate.

12. COMPUTATION OF EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006

Net income	$25,041	$15,190	$60,446	$40,006

Weighted average shares-basic	46,834	47,409	46,968	47,256
Effect of unvested restricted stock awards	123	8	152	8
Effect of dilutive securities	1,208	505	1,648	676
Weighted average shares-diluted	48,165	47,922	48,768	47,940

Earnings per share-basic	$0.53	$0.32	$1.29	$0.85

Earnings per share-diluted	$0.52	$0.32	$1.24	$0.83

Weighted average stock options and unvested restricted stock awards to purchase 3.0 million and 2.5 million shares of Plantronics’ stock for the three and nine months ended December 31, 2005, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Weighted average stock options and unvested restricted stock awards to purchase 6.9 million and 5.8 million shares of Plantronics’ stock for the three and nine months ended December 31, 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

13. COMPREHENSIVE INCOME

Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The components of comprehensive income are as follows:

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Net income	$25,041	$15,190	$60,446	$40,006

Unrealized gain (loss) on cash flow hedges, for the three and nine months ended December 31, 2005 and 2006, net of tax	86	(1,579)	5,983	(3,823)

Foreign currency translation gain (loss), for the three and nine months ended December 31, 2005 and 2006	(380)	614	(1,638)	1,930

Unrealized gain on investments, for the three and nine months ended December 31, 2005 and 2006, net of tax	12	-	28	-
Comprehensive income	$24,759	$14,225	$64,819	$38,113

14. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

Audio Communications Group

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired. With respect to headsets, we make products for office and contact center use, for use with mobile and cordless phones, and for use with computers and gaming consoles.

The following table presents net revenues by product group within ACG:
(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Net revenues from unaffiliated customers:
Office and Contact Center	$114,290	$118,280	$327,190	$348,360
Mobile	29,973	43,080	83,523	112,085
Gaming and Computer Audio	9,419	8,364	27,669	23,380
Other Specialty Products	7,837	6,787	22,346	19,456
	$161,519	$176,511	$460,728	$503,281

Audio Entertainment Group

AEG, created as a result of the acquisition of Altec Lansing on August 18, 2005, is engaged in the design, manufacture, sales, marketing and support of audio solutions and related technologies. It offers computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones and microphones for personal digital media. Major product categories include portable audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players; powered audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; interactive audio (headsets); and personal audio (headphones). Currently, all the revenues in AEG are derived from Altec Lansing products.

The following table presents revenues by product group within AEG:

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Revenues from unaffiliated customers:
Portable audio	$45,904	$24,656	$58,727	$65,095
Powered audio	20,564	17,911	30,182	48,068
Other	3,901	3,195	5,989	8,888
Less revenue reserves	(9,376)	(6,838)	(11,980)	(19,894)
	$60,993	$38,924	$82,918	$102,157

AEG currently does not allocate revenue reserves by product category.

Segment Financial Data

Financial data for each reportable segment for the three and nine months ended December 31, 2005 and 2006 is as follows:

Revenues by Segment
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2005	2006	2005	2006

Audio Communications Group	$161,519	$176,511	$460,728	$503,281
Audio Entertainment Group	60,993	38,924	82,918	102,157
Consolidated net revenues	$222,512	$215,435	$543,646	$605,438

Gross Profit by Segment
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2005	2006	2005	2006

Audio Communications Group	$74,921	$77,257	$216,511	$218,836
Audio Entertainment Group	19,105	4,079	24,666	15,861
Consolidated gross profit	$94,026	$81,336	$241,177	$234,697

Operating Income (Loss) by Segment
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2005	2006	2005	2006

Audio Communications Group	$25,792	$22,855	$75,669	$64,436
Audio Entertainment Group	9,124	(6,037)	8,795	(16,471)
Consolidated operating income	$34,916	$16,818	$84,464	$47,965

The reconciliation of segment information to our consolidated net income is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006

Total operating income of segments	$34,916	$16,818	$84,464	$47,965
Interest and other income (expense), net	(596)	1,493	667	2,745
Income tax expense	(9,279)	(3,121)	(24,685)	(10,704)
Consolidated net income	$25,041	$15,190	$60,446	$40,006

Major Customers

No customer accounted for 10% or more of total net revenues for the three and nine months ended December 31, 2005 and 2006, nor did any one customer account for 10% or more of accounts receivable at March 31, 2006 and December 31, 2006.

Assets by Segment
(in thousands)	March 31, 2006	December 31, 2006

Audio Communications Group	$370,874	$412,190
Audio Entertainment Group	241,375	229,662
Consolidated assets	$612,249	$641,852

Geographic Information

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization. The following table presents net revenues and long-lived assets by geographic area:

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Net revenues from unaffiliated customers:

United States	$139,033	$126,177	$349,148	$375,859

Europe, Middle East and Africa	55,246	56,337	129,821	142,165
Asia Pacific and Latin America	18,883	20,155	45,317	58,328
Canada and other international	9,350	12,766	19,360	29,086
Total international	83,479	89,258	194,498	229,579
	$222,512	$215,435	$543,646	$605,438

(in thousands)	March 31, 2006	December 31, 2006
Property, plant and equipment:
United States	$47,360	$46,343
China	27,062	28,184
Mexico	11,314	13,493
Other countries	8,138	9,207
	$93,874	$97,227

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we may from time to time make forward-looking statements. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms. Such forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including but not limited to the following: the office, contact center, mobile, computer, residential, entertainment and other specialty product markets not developing as we expect, and the failure to respond adequately to either changes in technology or customer preferences. For a discussion of such factors, this Quarterly Report on Form 10-Q should be read in conjunction with the "Risk Factors" included herein. The following discussions titled, “Results of Operations” and “Financial Condition,” should be read in conjunction with those risk factors, the financial statements and related notes included elsewhere herein.

OVERVIEW:

We are a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand. We are also a leading manufacturer and marketer of high quality computer and home entertainment sound systems, portable audio products, and a line of headsets, headphones, and microphones for personal digital media under our Altec Lansing brand. In addition, we manufacture and market, under our Clarity brand, specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs. We also provide audio enhancement products to consumers, audio professionals and businesses under our Volume Logic brand.

We ship a broad range of communications products to 64 countries through a worldwide network of distributors, original equipment manufacturers (“OEMs”), wireless carriers, retailers, and telephony service providers. We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread. Our distribution channels in other regions of the world are less mature, and while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

Our overall long-term strategy for ACG is to increase headset adoption in the enterprise markets through the creation of new products that are appealing in functionality and design and combining these products with marketing programs to increase awareness and interest. There is an emerging trend in which communications and entertainment are converging in the wireless market. Through the acquisition of Altec Lansing and the establishment of AEG, we moved closer to attaining our long-term goal of positioning ourselves to produce products that will meet consumer needs in an increasing convergence trend of communications and entertainment. The potential for future growth will depend on our efforts to expand customer awareness and our ability to successfully launch new products.

In the third quarter of fiscal 2007, consolidated net revenues decreased approximately 3%, from $222.5 million in the third quarter of 2006 to $215.4 million in the third quarter of fiscal 2007. The decline was attributable to decreased sales of portable audio products in AEG, partially offset by growth in ACG. Our gross profit as a percent of revenues and our operating income decreased from the third quarter of fiscal 2006, due to lower consolidated revenue, product mix, pricing pressures (especially in our consumer business), increased provision for excess and obsolete inventory and stock compensation charges related to Statement of Financial Accounting Standards 123 (revised) (“SFAS 123 (R)”). The decrease in gross profit as a percent of revenue and operating income was partially offset by increased manufacturing efficiency in ACG as a result of the Company’s on-going effort to reduce transformation costs, which are the costs required to transform raw material into finished product. ACG net revenues increased in the third quarter of fiscal 2007 compared to the same quarter a year ago, primarily driven by sales of our Bluetooth mobile products and wireless office products. In both the mobile and office markets, the trend towards wireless products contributed significantly to demand but was offset by a decrease of revenue from our corded headsets and lower net revenues from our gaming products and Clarity products. We have experienced substantial growth in our wireless and Bluetooth-enabled products compared to the same quarter a year ago, primarily due to the Explorer, Discovery and Voyager suite of Bluetooth products. Wireless products continue to represent an opportunity for high growth, both for the office market and for mobile applications. However, the gross margin percentage for wireless products tends to be lower than for corded products. In the office market, the lower gross margins are due to higher costs for the components required to enable wireless communication.  In the mobile market, particularly for consumer applications, margins are lower due to the higher cost of the solutions relative to corded products, the level of competition and pricing pressures, and the concentrated industry structure into which we sell.

The December quarter is traditionally the strongest quarter of the fiscal year for the AEG business which has a heavy consumer, and, therefore, seasonal pattern to its sales; however, while AEG revenues did exhibit this seasonal pattern, revenues were down approximately $22 million from a record $61 million in the prior year quarter due to increased competition and the cumulative reduction of market share in the MP3 accessories market. Moreover, demand for our AEG products which require a long lead time to produce was less than we had been anticipating; therefore, we canceled purchase orders from our suppliers and wrote off excess on-hand inventory which resulted in approximately $3.7 million in charges. We do not expect the AEG operating results to improve until the December quarter of fiscal 2008; however, the Altec Lansing brand remains strong and a product refresh is in progress. As part of our integrated sales team approach, during the fourth quarter of fiscal 2007, we were successful in placing Altec Lansing products with two ACG customers which are new to the AEG business.

We have commenced work on our annual impairment review of goodwill, and, although we do not anticipate that we will be required to record any write down of goodwill or intangibles associated with AEG in the fourth quarter of fiscal 2007, there can be no assurance that there will not be future write downs of goodwill or intangibles if market conditions worsen, our product refresh and launch of new products is not successful or is delayed, or due to other factors. Because we have material amounts of goodwill and intangibles, any significant changes to our future business plans could result in material write offs.

Going forward into the remainder of fiscal 2007, we are focused on the following key initiatives to improve our financial performance and long-term growth:

—
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

—
Continued Integration of Altec Lansing. The Altec Lansing business is complex, with significant overseas operations. We have evaluated various options in our integration plan to preserve the strengths of the Altec Lansing business model and its success in the retail markets while creating efficiencies and synergies in our combined company, and we are in the process of implementing these plans. We successfully completed the first phase of our systems integration in the third quarter of fiscal 2007. Altec Lansing, with the exception of its manufacturing plant operations, is now on the same ERP system as the rest of Plantronics. As a new acquisition in fiscal 2006, Altec Lansing has been exempt from many of the requirements associated with Sarbanes-Oxley compliance. However, the Altec Lansing operations will be required to be in compliance with these requirements by the end of fiscal 2007. We have been developing and documenting internal controls at Altec Lansing and are now testing the effectiveness of these controls. It is still too early to determine the overall effectiveness of these controls.

—
Development and launch of new products. During fiscal 2006 and the first three quarters of fiscal 2007, ACG launched and shipped several new models in our suite of Bluetooth products, which included the Discovery 645, Pulsar 260 (in limited regions), Discovery 655, Discovery 665, and the Explorer series 330, 340, and 350. These products have had strong market acceptance, and we expect to see further growth from these new products in the remainder of the fiscal year. Going forward, we plan to continue to develop and enhance functionality on these platforms. In the third quarter of fiscal 2007, ACG launched the CS55H, the CS50 adapted for use in the home or home office; and a new office base, M22, designed for both standard and wideband VoIP phones. AEG launched three new portable products: the iM510, which is a portable speaker system designed specifically for the SanDisk Sansa MP3 player, the M604, a portable speaker system designed specifically for the Microsoft Zune MP3 player, and the T515, a speaker system designed for use with MP3-enabled cellular phones. AEG also introduced a new powered 5.1 surround sound audio system, the VS3251.

—
Building a consumer product manufacturing infrastructure and reducing manufacturing costs, particularly for our Bluetooth products. The consumer products market is characterized by cost competitiveness resulting in a predominantly China-based manufacturing infrastructure. We believe we have a competitive manufacturing infrastructure for our AEG products which are either manufactured by our plant in Dongguan, China or purchased from predominantly China-based vendors. For our ACG products, in order to gain more flexibility in our supply chain, to better manage inventories and reduce long term costs, we constructed a manufacturing facility and design center in Suzhou, China which was completed and began commercial operations in the fourth quarter of fiscal 2006. We have not yet achieved the full benefit associated with this facility. However, through our expanded presence in China, we were able to negotiate lower component prices.

We have been focused on decreasing manufacturing costs by improving supply chain flexibility, taking advantage of the low manufacturing costs in China, improving the efficiency of transforming raw materials into finished goods, decreasing our logistics costs, improving our design process for product manufacturability, and enhancing tools that support and enable decisions and execution in these areas.  We have had some encouraging results from these initiatives in the third quarter of fiscal 2007; however, there can be no assurance that we will be able to succeed in these initiatives. Nonetheless, achieving competitive advantage by reducing our cost structure, particularly in the Bluetooth market, is a critical objective for the remainder of fiscal 2007 and beyond.

We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements. We acquired Altec Lansing on August 18, 2005 at which time we created AEG. Accordingly, the financial results for AEG for the nine months ended December 31, 2005, include only the results of operations for the four and one-half months from the acquisition date of August 18, 2005 through December 31, 2005.

RESULTS OF OPERATIONS:

The following tables set forth, for the periods indicated, the consolidated statements of operations data and data by segment. The financial information and the ensuing discussion should be read in conjunction with the accompanying financial statements and notes thereto.

($ in thousands)	Three Months Ended				Nine Months Ended
	December 31, 2005		December 31, 2006		December 31, 2005		December 31, 2006

Net revenues	$222,512	100.0%	$215,435	100.0%	$543,646	100%	$605,438	100.0%
Cost of revenues	128,486	57.7%	134,099	62.2%	302,469	55.6%	370,741	61.2%
Gross profit	94,026	42.3%	81,336	37.8%	241,177	44.4%	234,697	38.8%
Operating expense:
Research, development and engineering	15,980	7.2%	17,709	8.2%	45,868	8.4%	53,113	8.9%
Selling, general and administrative	43,130	19.4%	46,809	21.7%	110,845	20.4%	136,256	22.5%
Gain on sale of land	-		-	0.0%	-		(2,637)
Total operating expenses	59,110	26.6%	64,518	29.9%	156,713	28.8%	186,732	30.9%
Operating income	34,916	15.7%	16,818	7.8%	84,464	15.5%	47,965	7.9%
Interest and other income (expense), net	(596)	-0.3%	1,493	0.7%	667	0.1%	2,745	0.5%
Income before income taxes	34,320	15.4%	18,311	8.5%	85,131	15.7%	50,710	8.4%
Income tax expense	9,279	4.2%	3,121	1.4%	24,685	4.5%	10,704	1.8%
Net income	$25,041	11.3%	$15,190	7.0%	$60,446	11.2%	$40,006	6.6%

Stock-based compensation expense included in operating results is as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006

Cost of revenues	$10	$730	$20	$2,210

Research, development and engineering	-	935	-	2,843
Selling, general and administrative	115	2,576	226	7,564
Stock-based compensation expense included in operating expenses	115	3,511	226	10,407
Total stock-based compensation expense	125	4,241	246	12,617
Income tax benefit on stock-based compensation	-	(1,358)	-	(4,087)
Total stock-based compensation expense, net of tax	$125	$2,883	$246	$8,530

Audio Communications Group

($ in thousands)	Three Months Ended				Nine Months Ended
	December 31, 2005		December 31, 2006		December 31, 2005		December 31, 2006

Net revenues	$161,519	100.0%	$176,511	100.0%	$460,728	100.0%	$503,281	100.0%
Cost of revenues	86,598	53.6%	99,254	56.2%	244,217	53.0%	284,445	56.5%
Gross profit	74,921	46.4%	77,257	43.8%	216,511	47.0%	218,836	43.5%
Operating expense:
Research, development and engineering	13,936	8.6%	15,137	8.6%	41,873	9.1%	45,697	9.1%
Selling, general and administrative	35,193	21.8%	39,265	22.2%	98,969	21.5%	111,340	22.1%
Gain on sale of land	-	0.0%	-	0.0%	-	0.0%	(2,637)	-0.5%
Total operating expenses	49,129	30.4%	54,402	30.8%	140,842	30.6%	154,400	30.7%
Operating income	$25,792	16.0%	$22,855	12.9%	$75,669	16.4%	$64,436	12.8%

Stock-based compensation expense included in operating results is as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006

Cost of revenues	$10	$713	$20	$2,176

Research, development and engineering	-	916	-	2,776
Selling, general and administrative	82	2,383	164	7,104
Stock-based compensation expense included in operating expenses	82	3,299	164	9,880
Total stock-based compensation expense	$92	$4,012	$184	$12,056

Audio Entertainment Group

($ in thousands)	Three Months Ended				Nine Months Ended
	December 31, 2005		December 31, 2006		December 31, 2005		December 31, 2006

Net revenues	$60,993	100.0%	$38,924	100.0%	$82,918	100.0%	$102,157	100.0%
Cost of revenues	41,888	68.7%	34,845	89.5%	58,252	70.3%	86,296	84.5%
Gross profit	19,105	31.3%	4,079	10.5%	24,666	29.7%	15,861	15.5%

Operating expense:
Research, development and engineering	2,044	3.4%	2,572	6.6%	3,995	4.8%	7,416	7.3%
Selling, general and administrative	7,937	13.0%	7,544	19.4%	11,876	14.3%	24,916	24.4%
Total operating expenses	9,981	16.4%	10,116	26.0%	15,871	19.1%	32,332	31.6%
Operating income (loss)	$9,124	15.0%	$(6,037)	-15.5%	$8,795	10.6%	$(16,471)	-16.1%

Stock-based compensation expense included in operating results is as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006

Cost of revenues	$-	$17	$-	$33

Research, development and engineering	-	19	-	67
Selling, general and administrative	33	193	62	461
Stock-based compersation expense included in operating expenses	33	212	62	528
Total stock-based compensation expense	$33	$229	$62	$561

NET REVENUES

Audio Communications Group

	Three Months Ended				Nine Months Ended
($ in thousands)	December 31, 2005	December 31, 2006	Increase (Decrease)		December 31, 2005	December 31, 2006	Increase (Decrease)

Audio Communications Group
Net revenues from unaffiliated customers:
Office and Contact Center	$114,290	$118,280	$3,990	3.5%	$327,190	$348,360	$21,170	6.5%
Mobile	29,973	43,080	13,107	43.7%	83,523	112,085	28,562	34.2%
Gaming and Computer Audio	9,419	8,364	(1,055)	-11.2%	27,669	23,380	(4,289)	-15.5%
Other Specialty Products	7,837	6,787	(1,050)	-13.4%	22,346	19,456	(2,890)	-12.9%
Total segment net revenues	$161,519	$176,511	$14,992	9.3%	$460,728	$503,281	$42,553	9.2%

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for select markets. We make products for use with office and contact center phones, mobile and cordless phones, and computers and gaming consoles.

The Office and Contact Center (“OCC”) products represent our largest source of revenues while the Mobile products represent our largest unit volumes. Revenues may vary due to the timing of the introduction of new products, seasonality, discounts and other incentives and channel mix. There is a growing trend toward wireless products and a corresponding shift away from our corded products. We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders. Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

For the three and nine months ended December 31, 2006, compared to the same periods a year ago, our growth in net revenues was derived primarily from revenues from our Office and Contact Center products as well as our Mobile products.

Office and Contact Center

For the three and nine months ended December 31, 2006, compared to the same periods a year ago, our growth in Office and Contact Center net revenues was primarily due to increased sales of the following major products:

—	office wireless headsets, particularly our CS50, CS55 and the CS60 for office phones;
—	the Plantronics Voyager 510S, a wireless headset using Bluetooth technology for use with office phones; and
—	the CS70, a wireless headset which was launched in the first quarter of fiscal 2007 and the Supra Plus Wireless headset, which was launched in the fourth quarter of fiscal 2006.

Net revenues from our office wireless systems (CS50/60/70, Voyager 510s, and SupraPlus) increased approximately 28% in the third quarter of fiscal 2007 compared to the prior year quarter, again reflecting the trend toward wireless products.  Sales of professional grade corded headsets for office and contact center applications decreased 9.7% compared to the same quarter a year ago. For the nine months ended December 31, 2006, wireless office systems increased $39.9 million or 38.5% from $103.6 million to $143.5 million.

While we have been anticipating the trend toward wireless products, the growth rate slowed in the U.S. during the third quarter of fiscal 2007, but increased in EMEA.

Mobile

For the three and nine months ended December 31, 2006, compared to the same periods a year ago, Mobile net revenues increased primarily due to net revenues from our Bluetooth products, which grew 60% or $14 million and 89% or $43.5 million, in the three and nine month periods primarily due to the following:

—	increased adoption of Bluetooth products in the market; and
—	the introduction of our new suite of Bluetooth headsets in fiscal 2006 and 2007 including:

o	Explorer 320, 330, 340, and 350;
o	Discovery 640, 645, 655, and 665;
o	Voyager 510; and
o	the Pulsar headset family.

The increase in net revenues from our Bluetooth products was partially offset by a decline in sales of corded products of $0.9 million and $14.9 million in the three and nine month periods, respectively. The Bluetooth market is characterized by significant growth and represents our best opportunity for unit volume increases; however, this market is characterized by intense price competition.

Gaming and Computer Audio

For the three and nine months ended December 31, 2006, compared to the same periods one year ago, Gaming and Computer Audio net revenues decreased approximately 11% primarily due to competitive pressure in Europe. For the nine months ended December 31, 2006, Gaming and Computer Audio net revenues also decreased due to the end of life of an OEM headset in the second quarter of fiscal 2006, and the transition in Europe from products not in compliance with the Restriction on Hazardous Substances Directive (“RoHS”) and our older product lines, to RoHS compliant products and our new lineup of .Audio and DSP computer headsets.

Other Specialty Products

For the three and nine months ended December 31, 2006, compared to the same periods one year ago, Other Specialty Products net revenues decreased primarily due to decreased sales of our Clarity products to two major retail customers, who decreased the number of product models which they carry. In addition, sales of Clarity products to state government programs were relatively flat.

Domestic and International

In the third quarter of fiscal 2007, compared to the same quarter one year ago, international revenues as a percentage of total ACG net revenues, increased from approximately 39% to 41%. We experienced significant growth of approximately 20% in our Asia Pacific Latin America region (“APLA”), which occurred across all major product groups, but was particularly strong in Bluetooth mobile and OCC wireless office headsets.  Net revenues in our Europe, Middle East, and Africa (“EMEA”) region were up $2.7 million or 6% when comparing the year over year quarters mostly due to strong demand for OCC wireless office system and Bluetooth mobile products. Domestic revenue increased $7.2 million or 7% mostly from increased sales of Bluetooth mobile headsets. International revenues as a percentage of total ACG net revenues for the nine month period ended December 31, 2006, was 36%, consistent with the same period a year ago.

Audio Entertainment Group

	Three Months Ended				Nine Months Ended
($ in thousands)	December 31, 2005	December 31, 2006	Increase (Decrease)		December 31, 2005	December 31, 2006	Increase (Decrease)

Audio Entertainment Group
Revenues from unaffiliated customers:
Portable audio	$45,904	$24,656	$(21,248)	-46.3%	$58,727	$65,095	$6,368	10.8%
Powered audio	20,564	17,911	(2,653)	-12.9%	30,182	48,068	17,886	59.3%
Other	3,901	3,195	(706)	-18.1%	5,989	8,888	2,899	48.4%
Less revenue reserves	(9,376)	(6,838)	2,538	-27.1%	(11,980)	(19,894)	(7,914)	66.1%
Total segment net revenues	$60,993	$38,924	$(22,069)	-36.2%	$82,918	$102,157	$19,239	23.2%

AEG is engaged in the design, manufacture, sales, marketing and support of audio solutions and related technologies.  It offers computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones and microphones for personal digital media. Major product categories include portable audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players; powered audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; and interactive audio (headsets) and personal audio (headphones).  Currently, all the revenues in AEG are derived from our Altec Lansing products.

Altec Lansing products are primarily consumer goods sold in the retail channel and sales are highly seasonal. The strongest revenues typically occur in the December quarter due to the holiday period.  For the three months ended December 31, 2006 compared to the same quarter one year ago, Portable Audio net revenues decreased by approximately 46%, primarily as a result of intense competition in the MP3 accessories market, particularly in the U.S., and an overall reduction of market share for the MP3 accessories market.  There were also price reductions in the Powered Audio products, particularly in Europe.

For the nine months ended December 31, 2006, compared to the same period one year ago, AEG net revenues increased primarily due to the fact that there were nine full months of net revenues for the period ended December 31, 2006 compared to four and a half months of net revenues for the comparable period one year ago. We acquired Altec Lansing in August 2005.

For the three months ended December 31, 2006, international net revenues represented 46% of net revenues for AEG, compared to 33% for the same period one year ago. For the nine months ended December 31, 2006, international net revenues represented 45% of net revenues for AEG, compared to 35% for the same period one year ago.

We anticipate that there will be a decrease in net revenues for the March quarter, reflecting a seasonal decline. In addition, we expect that the intense competition in the U.S. market for iPOD accessories which negatively impacted our December quarter results will continue into the March quarter. We expect that we will continue to respond to the pricing pressures through promotional allowances and credits, which will negatively impact net revenues.

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

Consolidated

	Three Months Ended				Nine Months Ended
($ in thousands)	December 31, 2005	December 31, 2006	Increase (Decrease)		December 31, 2005	December 31, 2006	Increase (Decrease)

Consolidated By Geographic Region

United States	$139,033	$126,177	$(12,856)	-9.2%	$349,148	$375,859	$26,711	7.7%

Europe, Middle East and Africa	55,246	56,337	1,091	2.0%	129,821	142,165	12,344	9.5%
Asia Pacific and Latin America	18,883	20,155	1,272	6.7%	45,317	58,328	13,011	28.7%
Canada and other international	9,350	12,766	3,416	36.5%	19,360	29,086	9,726	50.2%
Total international	83,479	89,258	5,779	6.9%	194,498	229,579	35,081	18.0%
Total consolidated net revenues	$222,512	$215,435	$(7,077)	-3.2%	$543,646	$605,438	$61,792	11.4%

In the three months ended December 31, 2006, compared to the same period a year ago, the decrease in consolidated net revenues is primarily attributable to a decline in portable audio products in our AEG segment offset by growth in our Bluetooth and wireless office products in the ACG segment. The wireless market, coupled with a trend toward the convergence of communications and entertainment, continues to grow, with net revenues up in the three and nine month periods of fiscal 2007 of approximately 35% and 46%, respectively, compared to the same periods a year ago. In addition, our total net revenues from wireless products for the three and nine month periods of fiscal 2007 accounted for approximately 53% and 50%, respectively, of our total ACG net revenues compared to approximately 43% and 37%, respectively, a year ago.

In the nine months ended December 31, 2006, compared to the same period one year ago, the increase in consolidated net revenues is primarily attributable to a full nine months of net revenues from the AEG segment compared to only four and a half months of net revenues from the AEG segment in the comparable period one year ago, as we acquired Altec Lansing in August, 2005. In addition, there was growth in the ACG wireless net revenues of 46% compared to the same period one year ago. Net revenues from wireless products were 50% of total ACG net revenues compared to approximately 37% a year ago.

Consolidated net revenues from international sales, as a percentage of total net revenues were 41% and 38%, respectively, for the three and nine months ended December 31, 2006, compared to 38% and 36%, respectively, for the same periods a year ago.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling, depreciation, warranty expense, reserves for excess and obsolete inventory, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs.

Audio Communications Group

	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Audio Communications Group
Net revenues	$161,519	$176,511	$14,992		9.3%	$460,728	$503,281	$42,553		9.2%
Cost of revenues	86,598	99,254	12,656		14.6%	244,217	284,445	40,228		16.5%
Segment gross profit	$74,921	$77,257	$2,336		3.1%	$216,511	$218,836	$2,325		1.1%
Segment gross profit %	46.4%	43.8%	(2.6	) ppt.		47.0%	43.5%	(3.5	) ppt.

For the three and nine months ended December 31, 2006, compared to the same periods a year ago, gross profit as a percent of net revenues decreased 2.6 and 3.5 percentage points, respectively, primarily due to the following:

—
a product mix shift toward consumer products, which have lower gross margins than many of our office products, coupled with continued pricing pressure, especially on consumer Bluetooth headsets. However, compared to the year ago periods, gross margins for Bluetooth products have improved.

—
requirements for excess and obsolete inventory increased due to unanticipated shifts in demand and the cost of our warranty obligation was higher due in part to increases in sales and in part to a mix shift toward consumer products which have a higher rate of return under warranty.

—	an increase in capacity in our production facilities in Suzhou, China and Tijuana, Mexico, in preparation for anticipated future demand, especially for our Bluetooth products.

—	stock-based compensation charges for the three and nine months ended December 31, 2006 of $0.7 million and $2.2 million, respectively.

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

Audio Entertainment Group
	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Audio Entertainment Group
Net revenues	$60,993	$38,924	$(22,069)		-36.2%	$82,918	$102,157	$19,239		23.2%
Cost of revenues	41,888	34,845	(7,043)		-16.8%	58,252	86,296	28,044		48.1%
Segment gross profit	$19,105	$4,079	$(15,026)		-78.6%	$24,666	$15,861	$(8,805)		-35.7%
Segment gross profit %	31.3%	10.5%	(20.8	) ppt.		29.7%	15.5%	(14.2	) ppt.

For the three and nine months ended December 31, 2006, compared to the same periods a year ago, gross profit as a percent of net revenues decreased primarily due to the following:

—	competitive pricing pressures which resulted in significant discounting and price protection programs, particularly for the Portable product line;

—
a shift in product mix.  In the third quarter of fiscal 2007, we sold a higher proportion of Powered products than in the same quarter of fiscal 2006.  Powered products carry lower gross margins than Portable products;

—	increased provisions for excess and obsolete inventory and adverse purchase commitments due to unanticipated shifts in demand for our products; and

—	increased freight expense, in part due to surcharges related to rising fuel costs.

In absolute dollars, gross profit for the nine month period ended December 31, 2006, increased as a result of the acquisition of Altec Lansing on August 18, 2005, resulting in only four and one-half months of operations in the comparative prior year period. Gross profit may vary depending on the product mix, competitive pricing pressures, amount of excess and obsolete inventory charges, adverse purchase commitments, return rates, the amount of product sold for which royalties are required to be paid, the rate at which royalties are calculated, and other factors.

Consolidated
	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Consolidated
Net revenues	$222,512	$215,435	$(7,077)		-3.2%	$543,646	$605,438	$61,792		11.4%
Cost of revenues	128,486	134,099	5,613		4.4%	302,469	370,741	68,272		22.6%
Consolidated gross profit	$94,026	$81,336	$(12,690)		-13.5%	$241,177	$234,697	$(6,480)		-2.7%
Consolidated gross profit %	42.3%	37.8%	(4.5	) ppt.		44.4%	38.8%	(5.6	) ppt.

For the three and nine months ended December 31, 2006, the decrease in consolidated gross profit was primarily attributable to the following:

—	decreased net revenues in AEG due to increased price competition, loss of market share, and pricing incentives;

—	a shift in product mix within both ACG and AEG;

—	increased provisions for excess and obsolete inventory and adverse purchase commitments due to unanticipated shifts in demand for AEG products; and

—	the impact of stock-based compensation charges of $0.7 million and $2.2 million, respectively.

Our manufacturing facility in Suzhou, China began production in the fourth quarter fiscal 2006. As a result, depreciation expense associated with the facility commenced in that quarter, which has caused and will continue to cause, higher costs in the short run and will negatively affect our gross profit. Once our manufacturing facility in Suzhou, China is running at full utilization, we expect that this facility, assuming other factors remain constant, will reduce manufacturing costs and thus improve gross profit.

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

Audio Communications Group

	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Audio Communications Group
Research, development and engineering	$13,936	$15,137	$1,201		8.6%	$41,873	$45,697	$3,824		9.1%
% of total segment net revenues	8.6%	8.6%	(0.0	) ppt.		9.1%	9.1%	0.0	% ppt.

Research, development and engineering expense of ACG reflects our commitment to developing new products for the markets we serve.

For the three and nine months ended December 31, 2006 compared to the same periods a year ago, research, development and engineering expenses were higher primarily due to the following:

—	stock-based compensation charges of approximately $0.9 million and $2.8 million, respectively; and

—
incremental growth in our development activity at our design centers in Mexico and China. The costs at these design centers are primarily associated with payroll and payroll-related costs due to higher headcount.  Our strategy is to have project execution, build, and verification processes co-located with the teams that are responsible for the manufacturing in order to improve execution, efficiency, and cost effectiveness.

These increases were partially offset by decreased new product development spending on outside services, materials and design verification tooling and lower compensation due to reduced headcount.

Audio Entertainment Group
	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Audio Entertainment Group
Research, development and engineering	$2,044	$2,572	$528		25.8%	$3,995	$7,416	$3,421		85.6%
% of total segment net revenues	3.4%	6.6%	3.3	ppt.		4.8%	7.3%	2.4	ppt.

For the three months ended December 31, 2006 compared to the same period a year ago, the increase in research, development and engineering expense primarily reflected costs incurred for development of future product lines and to maintain current technology. The costs reflected slightly increased headcount in research and development, along with increased spending on external design firms and consultants. In the third quarter of fiscal 2007, AEG launched three new portable products: the iM510, which is a portable speaker system designed specifically for the SanDisk Sansa, the M604, a portable speaker system designed for the Microsoft Zune, and the T515 a speaker system for use with MP3 enabled cellular phones. AEG also introduced a new powered audio system, the VS3251, a 5.1 surround sound speaker system.

For the nine months ended December 31, 2006, compared to the same period one year ago, the increase in research, development and engineering expense primarily reflected nine full months of expenses compared to only four and one half months of expenses for the comparable period one year ago as Altec Lansing was acquired in August 2005. In addition, expenses have increased at our Washington state facility.

Consolidated

	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Consolidated
Research, development and engineering	$15,980	$17,709	$1,729		10.8%	$45,868	$53,113	$7,245		15.8%
% of total consolidated net revenues	7.2%	8.2%	1.0	ppt.		8.4%	8.9%	0.3	ppt.

For the three months ended December 31, 2006 compared to the same period a year ago, the increase in research, development and engineering expense was primarily attributable to costs associated with our ACG design centers in Tijuana, Mexico and Suzhou, China, the impact of the stock-based compensation charges, and a slight increase in expenses associated with AEG.

For the nine months ended December 31, 2006, compared to the same period one year ago, the increase in research, development and engineering expense was attributable to expanding our design centers in Tijuana, Mexico and Suzhou, China and to the AEG expenses reflecting nine full months of expenses compared to only four and one half months of expenses for the comparable period one year ago as Altec Lansing was acquired in August 2005.

We expect that our research, development and engineering expenses will increase in the remainder of fiscal 2007 in the following areas:

—	continued expenditures for wireless office and wireless mobile products, gaming products and the home and home office products; and
—	increased expenditures related to revitalizing our AEG product line up.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense consists primarily of compensation costs, including commissions, marketing costs, professional service fees, outside consultants, litigation costs, bad debt expense and allocation of overhead expenses, including facilities, human resources and information technology costs.

Audio Communications Group

	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Audio Communications Group
Selling, general and administrative	$35,193	$39,265	$4,072		11.6%	$98,969	$111,340	$12,371		12.5%
% of total segment net revenues	21.8%	22.2%	0.5	ppt.		21.5%	22.1%	0.7	ppt.

For the three and nine months ended December 31, 2006, compared to the same periods a year ago, selling, general and administrative expenses increased due to the following:

—	stock-based compensation charges of $2.4 million and $7.1 million, respectively;
—	higher headcount in the marketing function;
—	an increase in sales expenses attributable to a larger global sales presence and an increase in sales-related compensation; and
—	an increase in general and administrative expenses due to higher headcount, depreciation, and cost of outside providers for legal, accounting and auditing services.

The increases in spending were partially offset by a decrease in marketing program and advertising expenses because we spent less on the fiscal 2007 wireless U.S. office demand generation programs compared to the fiscal 2006 national branding and advertising campaign.

Audio Entertainment Group
	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Audio Entertainment Group
Selling, general and administrative	$7,937	$7,544	$(393)		-5.0%	$11,876	$24,916	$13,040		109.8%
% of total segment net revenues	13.0%	19.4%	6.4	ppt.		14.3%	24.4%	10.1	ppt.

For the three months ended December 31, 2006, compared to the same period a year ago, the decrease in selling, general and administrative expenses primarily reflected decreased commission and bonus costs associated with lower net revenues and profits, partially offset by increased marketing costs associated with trade shows and stock based compensation expense recognized in the December 2006 quarter.

For the nine months ended December 31, 2006, compared to the same period a year ago, the increase in selling, general and administrative expenses primarily reflected the following:

—	nine full months of expenses compared to only four and a half months of expenses for the comparable period one year ago as Altec Lansing was acquired in August 2005;
—	increased marketing costs associated with trade shows; and
—	stock-based compensation charges.

These increases were partially offset by decreased bonus costs associated with lower net revenues and profits.

Consolidated

	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Consolidated
Selling, general and administrative	$43,130	$46,809	$3,679		8.5%	$110,845	$136,256	$25,411		22.9%
% of total consolidated net revenues	19.4%	21.7%	2.3	ppt.		20.4%	22.5%	2.1	ppt.

For the three months ended December 31, 2006, compared to the same period a year ago, the increase in consolidated selling, general and administrative expenses can be attributed to the following:

—	stock-based compensation charges of $2.6 million;
—	higher headcount in the marketing function in ACG;
—	an increase in sales expenses attributable to a larger global sales presence and an increase in sales-related compensation for ACG; and
—	an increase in general and administrative expenses due to higher headcount, depreciation, and costs of outside providers for legal, accounting, and auditing services.

These increases are partially offset by a decrease in AEG commissions and bonuses due to lower AEG net revenues and profits.

For the nine months ended December 31, 2006, compared to the same period a year ago, the increase in consolidated selling, general and administrative expenses can be attributed to the following:

—	nine full months of AEG expenses compared to only four and a half months of expenses for the comparable period one year ago as Altec Lansing was acquired in August, 2005;
—	stock-based compensation charges of $7.6 million, and
—	higher compensation-related charges and costs associated with a larger global sales presence.

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

TOTAL OPERATING EXPENSES AND OPERATING INCOME

Audio Communications Group

	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Audio Communications Group
Operating expense	$49,129	$54,402	$5,273		10.7%	$140,842	$154,400	$13,558		9.6%
% of total segment net revenues	30.4%	30.8%	0.4	ppt.		30.6%	30.7%	0.1	ppt.

Operating income	$25,792	$22,855	$(2,937)		-11.4%	$75,669	$64,436	$(11,233)		-14.8%
% of total segment net revenues	16.0%	12.9%	(3.0	) ppt.		16.4%	12.8%	(3.7	) ppt.

For the three and nine months ended December 31, 2006, compared to the same periods one year ago, operating income decreased. The decrease in operating income reflected the reduced gross profit percentages and higher operating expenses, primarily resulting from stock-based compensation charges of $4.0 million and $12.1 million in the three and nine month periods, respectively. The increased expenses in the nine month period were partially offset by a $2.6 million pre-tax gain in the first quarter of fiscal 2007 due to the sale of land in Frederick, Maryland.

We believe that our operating margins will be impacted by the recent trends in our business and industry, including a downward trend on revenues derived from professional grade corded headsets, the rapid growth of the Bluetooth consumer market with continued intense price competition and other factors such as generally shorter product life cycles.

Audio Entertainment Group

	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Audio Entertainment Group
Operating expense	$9,981	$10,116	$135		1.4%	$15,871	$32,332	$16,461		103.7%
% of total segment net revenues	16.4%	26.0%	9.6	ppt.		19.1%	31.6%	12.5	ppt.

Operating income (loss)	$9,124	$(6,037)	$(15,161)		-166.2%	$8,795	$(16,471)	$(25,266)		-287.3%
% of total segment net revenues	15.0%	-15.5%	(30.5	) ppt.		10.6%	-16.1%	(26.7	) ppt.

In the three and nine months ended December 31, 2006, the operating losses reflected reduced gross profit percentages compared to the prior year and higher operating expenses both in dollar terms and as a percentage of revenues. Results for fiscal 2006 include the period following the acquisition on August 18, 2005. The third quarter of fiscal 2007 includes $1.7 million of non-cash charges related to the amortization of acquired intangibles. These charges include $1.0 million in cost of revenues relating to the amortization of acquired technology assets and $0.7 million recorded under selling, general and administrative expense representing primarily the amortization of acquired intangibles, excluding technology assets. These non-cash purchase accounting charges will continue for the next 7 to 9 years.

Consolidated
	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Consolidated
Operating expense	$59,110	$64,518	$5,408		9.1%	$156,713	$186,732	$30,019		19.2%
% of total consolidated net revenues	26.6%	29.9%	3.4	ppt.		28.8%	30.9%	2.1	ppt.

Operating income	$34,916	$16,818	$(18,098)		-51.8%	$84,464	$47,965	$(36,499)		-43.2%
% of total consolidated net revenues	15.7%	7.8%	(7.9	) ppt.		15.5%	7.9%	(7.7	) ppt.

In the three and nine months ended December 31, 2006, compared to the same periods a year ago, our operating income decreased primarily due to lower gross profit percentages, the impact of stock compensation charges, and the operating loss associated with the acquired Audio Entertainment business.

We believe that our operating margins will be impacted by product mix shifts, stock-based compensation, and the acquisition of Altec Lansing, including non-cash charges associated with purchase accounting, product life cycles, and seasonality.

INTEREST AND OTHER INCOME (EXPENSE), NET

Consolidated

	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Interest and other income (expense), net	$(596)	$1,493	$2,089		-350.5%	$667	$2,745	$2,078		311.5%
% of total net revenues	-0.3%	0.7%	1.0	ppt.		0.1%	0.5%	0.3	ppt.

For the three months ended December 31, 2006, compared to the same period one year ago, the increase in net interest and other income primarily reflected higher net foreign exchange gains of $1.7 million. For the nine months ended December 31, 2006, the increase in interest and other income primarily reflected higher net foreign exchange gains of $1.8 million in the current period, compared to a $1.7 million loss in the same period one year ago offset by a reduction in net interest income of $1.3 million.

INCOME TAX EXPENSE

Consolidated

	Three Months Ended December 31,		Increase			Nine Months Ended December 31,		Increase
($ in thousands)	2005	2006	(Decrease)			2005	2006	(Decrease)

Income before income taxes	$34,320	$18,311	$(16,009)		-46.6%	$85,131	$50,710	$(34,421)		-40.4%
Income tax expense	9,279	3,121	(6,158)		-66.4%	24,685	10,704	(13,981)		-56.6%
Net income	$25,041	$15,190	$(9,851)		-39.3%	$60,446	$40,006	$(20,440)		-33.8%

Effective tax rate	27.0%	17.0%	(10.0	) ppt.		29.0%	21.1%	(7.9	) ppt.

For the three and nine months ended December 31, 2006, compared to the same periods a year ago, income tax expense was lower than the previous year due to Congress reinstating the Research and Development Tax Credit retroactively to January 1, 2006 during the third quarter of fiscal 2007 and lower U.S. pre-tax net income which is taxed at higher rates than our foreign net income. The decline in U.S. income is primarily due to the losses of AEG and stock-based compensation expense which is proportionately higher in the U.S. than overseas locations.

Overall, the rate decreased from 27.0% in the third quarter of fiscal 2006 to 17% in the third quarter of fiscal 2007 and from 29% for the nine months ended December 31, 2005 to 21.1% for the nine months ended December 31, 2006. Our effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors. Our future quarterly tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change in our estimates of future taxable income which results in a valuation allowance being required; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what we originally provided. Currently, we are not able to forecast the tax rate for the fiscal year for both AEG and ACG due to many factors including the product mix, changing market conditions and AEG being a new business for Plantronics in the more volatile retail sector. Accordingly, the tax expense reflected for each quarterly period has been computed on a discrete basis instead of using an annual effective tax rate.

FINANCIAL CONDITION:

The table below provides selected condensed consolidated cash flow information for the periods presented:

	Nine Months Ended December 31,
($ in thousands)	2005	2006

Cash provided by operating activities	$46,525	$28,164

Cash used for capital expenditures	(31,350)	(18,739)
Cash used for acquisitions	(165,020)	-
Cash provided by other investing activities	164,416	10,696
Cash used for investing activities	(31,954)	(8,043)

Cash used for financing activities	$(33,748)	$(21,157)

Cash Flows From Operating Activities

Cash flows from operating activities are the principal source of cash for us.

In the nine months ended December 31, 2006, compared to the same period a year ago, operating cash flow decreased by $18.4 million. The major decreases include the following:

—
increases in net inventory balances of $28.4 million, primarily related to finished goods for our newly-introduced Bluetooth and wireless office products. Inventory increased due to anticipated future demand and due to a conscious decision to increase safety stock. Average annual inventory turns decreased from 4.8 in the third quarter of fiscal 2006 to 4.0 in the third quarter of fiscal 2007; and

—	net income of $40 million for the nine months ended December 31, 2006 compared to $60.4 million for the same period last year.

These decreases to operating cash flow were partially offset by the following:

—	a $12.6 million non-cash stock-based compensation charge was recorded under the provisions of SFAS 123(R);

—
an increase of $16.1 million in accrued liabilities as a result of an increase in accruals for employee benefits, increased audit and accounting fees, and increased accruals related to foreign exchange hedging activities; and

—
an increase in non-cash charges for depreciation and amortization, which increased to $21.8 million in the nine months ended December 31, 2006 compared to $16.1 million in the same period last year. As a result of the acquisition of Altec Lansing in August 2005, we acquired additional property, plant and equipment resulting in more depreciation, and we acquired significant intangible assets resulting in more amortization. Finally, we placed additional fixed assets into production in our new manufacturing plant in Suzhou, China and in our new research and development center in Tijuana, Mexico, and completed certain building improvements in our Santa Cruz, California headquarters facility.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels and timing of payments

Cash Flows From Investing Activities

In the nine months ended December 31, 2006, we used $8.0 million in cash for investing activities compared to $32.0 million of cash used in the same period a year ago.

Cash used in investing activities in the nine months ended December 31, 2006 was primarily attributable to $18.7 million in capital expenditures, including building improvements at our corporate headquarters, expansion of a warehouse facility in Milford, Pennsylvania, and the purchase of machinery and equipment, tooling, computers, and software. We also had net proceeds of $8.0 million from short-term investments. During the first quarter of fiscal year 2007 we received $2.7 million in net proceeds from the sale of land in Frederick, Maryland.

Cash used in investing activities in the nine months ended December 31, 2005 reflected the payment of $165 million to purchase Altec Lansing and $31.4 million in capital expenditures, partially offset by net maturities of short-term investments of $164.4 million.

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

Cash Flows From Financing Activities

In the nine months ended December 31, 2006, cash flows used for financing activities were approximately $21.2 million compared to $33.7 million used in the same period a year ago.

Cash used for financing activities for the nine months ended December 31, 2006 included the repurchase of 175,000 shares of our common stock for $4.0 million. As of December 31, 2006, no shares remained authorized for repurchase. We also paid cash dividends totaling $7.1 million and made aggregate payments of $16.0 million to reduce the balance owed on our line of credit. Sources of cash included proceeds of $2.7 million from the exercise of employee stock options and $2.7 million from the re-issuance of treasury stock under our employee stock purchase plan.

Cash used for financing activities for the nine months ended December 31, 2005 included the repurchase of 1.4 million shares of our common stock for $69.6 million and the payment of cash dividends of $7.1 million. These cash outflows were partially offset by net proceeds of $32.1 million from our line of credit, proceeds of $8.4 million from the exercise of employee stock options and proceeds of $2.5 million from the re-issuance of treasury stock under our employee stock purchase plan.

On January 22, 2007, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on March 9, 2007 to stockholders of record on February 9, 2007.  The plan approved by the Board anticipates a total annualized dividend of $0.20 per common share. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial condition and financial performance.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion. In fiscal 2006, we undertook several large projects which included construction of our new manufacturing and design facility in Suzhou, China which has now been substantially completed and is presently in operation. We spent $2.7 million on capital expenditures for Suzhou, China in the nine months ended December 31, 2006, compared to $13.2 million in the same period a year ago. We also began construction of the new industrial design wing at our Santa Cruz headquarters building in fiscal 2006 and spent $1.4 million and $0.4 million on capital expenditures for this project in each of the nine month periods ended December 31, 2005 and 2006, respectively. We have also made $1.8 million of capital expenditures to improve our manufacturing facility in Tijuana, Mexico in the nine month period ended December 31, 2006, compared to $2.5 million in the same period a year ago.

For the remainder of fiscal 2007, we expect to spend approximately $8 million on capital expenditures, which includes the expansion and improvement of our facilities at our Santa Cruz site.

At December 31, 2006, we had working capital of $242.9 million, including $68.7 million of cash and cash equivalents, compared with working capital of $201.4 million, including $76.7 million of cash, cash equivalents and short-term investments at March 31, 2006.

We have a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%. The line of credit expires on August 1, 2010. In the nine months ended December 31, 2006, we made aggregate principal payments of $16.0 million against the outstanding balance. At December 31, 2006, our borrowings were $6.0 million under the credit facility and our commitments under a letter of credit sub-facility were $1.6 million. The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters. It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under our amended Credit Agreement. We anticipate paying off the remaining balance on the credit facility by the end of fiscal 2007.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations as of December 31, 2006, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
($ in thousands)	Total	Remainder of Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter

Operating leases	$12,666	$1,062	$3,805	$3,102	$1,780	$764	$2,153
Unconditional purchase obligations	85,183	56,789	28,394
Total contractual cash obligations	$97,849	$57,851	$32,199	$3,102	$1,780	$764	$2,153

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended April 1, 2006. We added the following critical accounting policy during the first quarter of fiscal 2007.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting the provisions of FIN 48 on our financial statements.

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

INTEREST RATE RISK

At December 31, 2006 and March 31, 2006, we had cash and cash equivalents totaling $68.7 million. We had no short-term investments at December 31, 2006 compared to $8.0 million at March 31, 2006.

As of January 26, 2007, we had borrowed $3.0 million under the revolving credit facility and $1.5 million committed under the letter of credit sub-facility. If we choose to borrow additional amounts under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

Our line of credit has a borrowing rate of LIBOR plus 0.75%, which resulted in a weighted average rate of approximately 5.975%. A hypothetical 10% change in interest rates would not have a material effect on our borrowing rate.

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

Fair Value Hedges

We hedge both our Euro and Great British Pound accounts receivable and accounts payable by entering into foreign exchange forward contracts. The following table provides information about our financial instruments that are sensitive to foreign currency exchange rates, including foreign currency forward-exchange contracts. The table below presents the impact of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts:

December 31, 2006
(in millions)
Currency - forward contracts	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) Form 10% Depreciation of USD
Euro	$25.7	$2.6	$(2.6)
Great British Pound	6.1	0.6	(0.6)
Net position	$31.8	$3.2	$(3.2)

Cash Flow Hedges

In the nine months ended December 31, 2006, approximately 38% of our consolidated revenue was derived from sales outside of the United States, which were predominantly denominated in the Euro and the Great British Pound.

As of December 31, 2006, we had foreign currency call option contracts of approximately €56.4 million and £17.9 million denominated in Euros and Great British Pounds, respectively. As of December 31, 2006, we also had foreign currency put option contracts of approximately €56.4 million and £17.9 million denominated in Euros and Great British Pounds, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales. If these option contracts are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $10.2 million or a loss of $11.1 million, respectively.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

December 31, 2006
(in millions)
Currency - option contracts	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) Form 10% Depreciation of USD
Call options	$(109.8)	$4.1	$(9.4)
Put options	103.6	6.1	(1.7)
Net position	$(6.2)	$10.2	$(11.1)

Item 4. Controls And Procedures.

(a)	Evaluation of disclosure controls and procedures.

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

In connection with the filing of Form 10-Q for the quarter ended December 31, 2006, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Four class action lawsuits were recently filed against Plantronics alleging that our Bluetooth headsets may cause noise-induced hearing loss. Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the United States District Court for the Eastern District of Texas. Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the United States District Court, Central District of California. Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the United States District Court, Middle District of Florida. Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles. The complaints state that they do not allege actual personal injury to any individual. All of these complaints seek various remedies, including injunctive relief requiring Plantronics to include certain additional warnings with its Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset. Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution. We do not believe that the allegations in these lawsuits have any merit, and Plantronics will aggressively defend itself in these cases.

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

—
Our operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. Customers generally order on an as-needed basis, and we typically do not obtain firm, long-term purchase commitments from our customers. As a result, our revenues in any quarter depend primarily on orders booked and shipped in that quarter;

—
We must incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. In the event we acquire too much inventory for certain products, the risk of future inventory write-downs increases. In the event we have inadequate inventory to meet the demand for particular products, we may miss significant revenue opportunities or may incur significant expenses such as air freight, expediting shipments, and other negative variances in our manufacturing processes as we attempt to make up for the shortfall. The foregoing difficulties are exacerbated in periods such as the present when a significant portion of our revenue is derived from new products and the difficulties of forecasting appropriate volumes of production are even more tenuous;

—
Our ACG profitability depends, in part, on the mix of our Business-to-Business (“B2B”) and Business-to-Consumer (“B2C”) as well as our product mix. Our prices and gross margins are generally lower for sales to B2C customers compared to sales to our B2B customers. Our prices and gross margins can vary significantly by product line as well as within product lines. The size and timing of opportunities in this market are difficult to predict;

—
A significant portion of our annual retail sales for AEG generally occur in the third fiscal quarter, thereby increasing the difficulty of predicting revenues and profitability from quarter to quarter and in managing inventory levels;

—
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

—	Because we have significant manufacturing operations in Mexico and China, fluctuations in currency exchange rates in those two countries can impact our gross profit and profitability.

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

Our industry is characterized by rapid technological change, frequent new product introductions, short-term customer commitments and rapid changes in demand. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. Significant unanticipated fluctuations in demand and the global trend towards consignment of products could cause the following operating problems, among others:

—
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

—
If demand increases beyond that forecasted, we would have to rapidly increase production. We currently depend on suppliers to provide additional volumes of components and sub-assemblies, and we are experiencing greater dependence on single source suppliers; therefore, we might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to our competitors to meet their needs, there could be a long-term impact on our revenues and profitability.

—
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

—
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

—
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

—
We are in the process of in sourcing some of our production from certain third party vendors, and shifting some production from our plant in Mexico to our plant in Suzhou, China. If we are not able to successfully transition production we may not be able to meet demand or manufacture products at a cost which is competitive with historical costs.

Any of the foregoing problems could materially and adversely affect our business, financial condition and results of operations.

Integration of Altec Lansing Technologies, Inc. may have an adverse effect on our business and financial condition.

There are inherent risks associated with our acquisition of Altec Lansing that could materially adversely affect our business, financial condition and results of operations. The risks faced in connection with this acquisition include among others:

—	Cultural differences in the conduct of the business;

—
Difficulties in integration of the operations, technologies, and products of Altec Lansing. Our systems integration plan for Altec Lansing includes the on-going transition of Altec Lansing’s current ERP system to ours. We anticipate that there will be significant business processes and internal controls which will change as a result of the integration. If we are unable to complete the systems integration plan successfully or on a timely basis this could result either in delays to our internal controls evaluation for Altec Lansing or in additional costs in the documentation and testing of these controls;

—	Diversion of management's attention from normal daily operations of the core business;

—	The potential loss of key employees of Altec Lansing and Plantronics;

—	Competition may continue to increase in Altec Lansing’s markets more than expected; and

—	Altec Lansing’s product sales and new product development may not evolve as anticipated.

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

The success of our products depends on several factors, including our ability to:

—	Anticipate technology and market trends;

—	Develop innovative new products and enhancements on a timely basis;

—	Distinguish our products from those of our competitors;

—	Manufacture and deliver high-quality products in sufficient volumes; and

—	Price our products competitively.

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

—
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

—
Prices of raw materials, components and sub-assemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations.

—
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

—
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

—
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

Demand for iPod products, which are produced by Apple, Inc., affects demand for certain portable products.

Certain of our portable products under our Altec Lansing brand were developed for use with Apple, Inc.’s (“Apple”) iPod products. We have a non-exclusive right to use the Apple interface with certain of our portable products, and we are required to pay Apple a royalty for this right. The risks faced in conjunction with our Apple related products include, among others:

—
If supply or demand for iPod products decreases, demand for certain of our portable products could be negatively affected, as we experienced in the first quarter of fiscal 2007. MP3 integration with cell phones could take significant market share from Apple’s iPod products;

—
If Apple does not renew or cancels our licensing agreement, our products may not be compatible with iPods, resulting in loss of revenues and excess inventories which would negatively impact our financial results;

—
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

—
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

We compete in the B2B market for the sale of our office and contact center products. We believe that our greatest long-term opportunity for profit growth in ACG is in the office market, and our foremost strategic objective for this segment is to increase headset adoption. To this end, we are investing in creating new products that are more appealing in functionality and design as well as investing in a national advertising campaign to increase awareness and interest. If these investments do not generate incremental revenue, our business could be materially affected. We are also experiencing a more aggressive and competitive environment with respect to price in our B2B markets, leading to increased order volatility which puts pressure on profitability and could result in a loss of market share if we do not respond effectively.

We also compete in the B2C market for the sale of our mobile, computer audio, gaming, Altec Lansing and Clarity products. We believe that consumer marketing is highly relevant in the B2C market, which is dominated by large brands that have significant consumer mindshare. We invested in marketing initiatives to raise awareness and consideration of the Plantronics brand. We believe this will help increase preference for Plantronics and promote headset adoption overall. The B2C market is characterized by relatively rapid product obsolescence and we are at risk if we do not have the right products at the right time to meet consumer needs. In addition, some of our competitors have significant brand recognition, and we are experiencing more competition in pricing actions, which can result in significant losses and excess inventory.

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

Headset markets are also subject to general economic conditions and if there is a slowing of national or international economic growth, these markets may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock. In particular, we may accept returns from our retailers of products that have failed to sell as expected, and, in some instances, such products may be returned to our inventory. Should product returns vary significantly from our estimate, then our estimated returns which net against revenue, may need to be revised.

We have significant intangible assets recorded on our balance sheet. If the carrying value of our intangible assets is not recoverable, an impairment loss must be recognized, which would adversely affect our financial results.

As a result of the acquisition of Altec Lansing and Octiv, now Volume Logic, in fiscal 2006, we have significant intangible assets recorded on our balance sheet. Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our intangible assets.  To date, we have not recorded any impairment losses.  We will continue to evaluate the recoverability of the carrying amount of our intangible assets, and we may incur substantial impairment charges, which would adversely affect our financial results.

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

—
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

—
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

—
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

If we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features, and design, as well as continue to build and strengthen our brand recognition, our business could be harmed. In particular, Microsoft’s entry into the Universal Audio Architecture open access platform, provides more value in software and, as a result, reduces the opportunities for us to provide distinctive, technologically advanced features, further commoditizing headsets. If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, and our revenues and earnings could decline.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental regulations.

There are multiple initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with the European Union Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment (“ROHS”) and on Waste Electrical and Electronic Equipment (“WEEE”). In certain jurisdictions the ROHS legislation has already been enacted as of July 1, 2006. However, other jurisdictions have delayed implementation. Some of our customers are requesting that we implement these new compliance standards sooner than the legislation would require. While we believe that we will have the resources and ability to fully meet our customers' requests, and spirit of the ROHS and WEEE directives, if unusual occurrences arise, or, if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to meet the aggressive schedule set by our customers or comply with the legislation as passed by the EU member states. If that were to happen, a material negative effect on our financial results may occur.

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

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

—	Uncertain economic conditions and the decline in investor confidence in the market place;

—	Changes in our published forecasts of future results of operations;

—	Quarterly variations in our or our competitors' results of operations and changes in market share;

—	The announcement of new products or product enhancements by us or our competitors;

—	The loss of services of one or more of our executive officers or other key employees;

—	Changes in earnings estimates or recommendations by securities analysts;

—	Developments in our industry;

—	Sales of substantial numbers of shares of our common stock in the public market;

—	Integration of the Altec Lansing business or market reaction to future acquisitions;

—	General market conditions; and

—	Other factors unrelated to our operating performance or the operating performance of our competitors.

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

We have significant operations in various tax jurisdictions throughout the world and a substantial portion of our taxable income historically has been generated in these jurisdictions. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected. While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful. In addition, many of these strategies will require a period of time to implement. Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

We have significant foreign operations, and there are inherent risks in operating abroad.

During our third quarter of fiscal year 2007, approximately 41% of our net revenues were derived from customers outside the United States. In addition, we conduct the majority of our ACG headset assembly operations in our manufacturing facility located in Tijuana, Mexico, and we obtain most of the components and subassemblies used in our products from various foreign suppliers. We have recently completed construction of a factory and design center in Suzhou, China and are also purchasing a growing number of turnkey products directly from Asia. We have begun to transition new products and outsourced production to our new facility to ramp production. If we are unable to effectively produce new products or to transition outsourced production into our new Suzhou facility, we may be unable to meet demand for these products, and our margins on these products may decrease. There are risks in operating the Suzhou factory and expanding our competency in a rapidly evolving economy because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated or the like. Should any of these risks occur, we may be unable to maximize the output from the facility and our financial results may decrease from our anticipated levels.  Further, the majority of our Audio Entertainment products are manufactured either in our Dongguan, China, manufacturing plant or manufactured by foreign vendors, primarily in China. The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

—	cultural differences in the conduct of business;

—	fluctuations in foreign exchange rates;

—	greater difficulty in accounts receivable collection and longer collection periods;

—	impact of recessions in economies outside of the United States;

—	reduced protection for intellectual property rights in some countries;

—	unexpected changes in regulatory requirements;

—	tariffs and other trade barriers;

—	political conditions in each country;

—	management and operation of an enterprise spread over various countries; and

—	the burden and administrative costs of complying with a wide variety of foreign laws.

War, terrorism, public health issues or other business interruptions could disrupt supply, delivery or demand of products, which could negatively affect our operations and performance.

War, terrorism, public health issues or other business interruptions whether in the United States or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, our company, and our suppliers or customers. Our major business operations are subject to interruption by earthquake, flood or other natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, public health issues, and other events beyond our control. Our corporate headquarters, information technology, manufacturing, certain research and development activities, and other critical business operations, are located near major seismic faults or flood zones. While we are partially insured for earthquake-related losses or floods, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.

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

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 173 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking intellectual property protection can be lengthy and expensive. Intellectual property may not be issued in response to our applications, and intellectual property that is issued may be invalidated, circumvented or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

We are exposed to potential lawsuits alleging defects in our products and/or other claims related to the use of our products.

The use of our products exposes us to the risk of product liability and hearing loss claims. These claims have in the past been, and are currently being, asserted against us. None of the previously resolved claims have materially affected our business, financial condition or results of operations, nor do we believe that any of the pending claims will have such an effect. Although we maintain product liability insurance, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability or hearing loss claims brought against us could have a material adverse effect upon our business, financial condition and results of operations. See Item 1. Legal Proceedings.

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

On August 18, 2005, we acquired Altec Lansing Technologies, Inc. Our management is required to complete an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for the consolidated company, including this recently acquired business, for the fiscal year ended March 31, 2007.  We intend to disclose all material changes to our internal controls over financial reporting resulting from the acquisition of Altec Lansing within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include this business or are reasonably likely to materially affect, our internal control over financial reporting.  We are currently in the process of, but have not yet completed, our review of the controls of Altec Lansing;  therefore, we may have risk associated with controls at this business.

We have and will continue to incur significant expenses and management resources for Section 404 compliance on an ongoing basis and anticipate significant expenditures associated with Section 404 compliance for the Altec Lansing acquisition. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

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

PLANTRONICS, INC.

Date: February 8, 2007	By: /s/ Barbara V. Scherer
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