Form 10-K
period 2007-03-31
PLANTRONICS INC /CA/
filed 2007-05-29
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one).

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $17.53 for shares of the Registrant's common stock on September 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $826,344,174.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 29, 2006 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.

As of April 28, 2007, 48,068,545 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on August 17, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2007

The Bluetooth name and the Bluetooth trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license. All other trademarks are the property of their respective owners.

PART I

This Annual Report on Form 10-K is filed with respect to our fiscal year 2007. Each of our fiscal years ends on the Saturday closest to the last day of March. Fiscal year 2007 ended on March 31, 2007, fiscal year 2006 ended on April 1, 2006, and fiscal year 2005 ended on April 2, 2005.  Each fiscal year consisted of 52 weeks.  For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

CERTAIN FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall," and are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including, but not limited to the factors discussed in the subsection entitled "Risk Factors" in Item 1A of this Form 10-K.  This Annual Report on Form 10-K and our Annual Report to Stockholders should be read in conjunction with these risk factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

COMPANY BACKGROUND

Plantronics, Inc. (“Plantronics,” “the Company,” “we”, “our,” or “us”) is a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand.  We are also a leading manufacturer and marketer of computer and home entertainment sound systems, docking  audio products, and a line of headsets and headphones for personal digital media under our Altec Lansing brand. In addition, we manufacture and market under our Clarity brand specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs. We also provide audio enhancement solutions to consumers, audio professionals and businesses under our Volume Logic brand.

We ship a broad range of communications products to over 70 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and while we primarily serve the headset contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in the additional international locations.

Plantronics was founded and incorporated in the State of California in 1961 and initially went public in 1977. We were then taken private in a leveraged buyout in 1989 and subsequently reincorporated in the State of Delaware. Plantronics went public a second time in 1994 on the New York Stock Exchange under the ticker symbol “PLT”.

Plantronics acquired the Walker Equipment Corporation and Ameriphone, Inc. in 1986 and 2002, respectively. In January 2004, we changed the name of our Walker and Ameriphone businesses to Clarity.  Clarity is a leading supplier of telephones with advanced sound processing, notification systems, assisted listening devices and other communications devices for the hearing-impaired markets.

On April 4, 2005, Plantronics acquired 100% of the outstanding shares of Octiv, Inc., which we renamed Volume Logic, Inc., (“Volume Logic”). Volume Logic’s product offerings enhance intelligibility for both the digital music and telephony audio experiences and is available for purchase and integrated into professional applications.

On August 18, 2005, Plantronics acquired 100% of the outstanding shares of Altec Lansing Technologies, Inc. (“Altec Lansing”), a market leader in docking  and PC audio systems. The acquisition of Altec Lansing enabled us to combine our expertise in voice communication with Altec Lansing’s expertise in music entertainment to meet the full audio needs of the consumer in their personal and professional lives. Altec Lansing, which is now a division of Plantronics, designs and manufactures digital PC audio systems for personal computers (“PCs”) and docking  audio devices in all price ranges that complement the style and electronics of the most advanced PCs, TVs, iPods, docking  audio devices, smartphones, and entertainment centers.

Our business is organized into two reportable segments:  the Audio Communications Group (“ACG”) and the Audio Entertainment Group (“AEG”).

•
Audio Communications Group: Our ACG segment is our core business and is engaged in the design, manufacture, marketing and sales of headsets for business and consumer applications, and other specialty products. We make headsets for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles. Plantronics headsets are communications tools, providing freedom to use your hands while staying “connected,” freedom to move around, and freedom from using keyboards.  We apply a variety of technologies to develop high quality products to meet the needs of our customers, whether it be for communications or personal entertainment.  Plantronics headsets are widely used with cell phones, in contact centers, in the office, in the home, for computer applications such as Voice over Internet Protocol (“VoIP”), for gaming, and other specialty applications.  Products developed and managed by ACG are included in this segment and may be sold under any of our family of brands.

•
Audio Entertainment Group: Our AEG segment is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  We offer computer and digital audio systems, digital radio frequency audio systems, and docking  audio products as well as headphones and microphones for personal digital media. Major product categories include Docking  Audio, formerly referred to as Portable and PC Audio, formerly referred to as Powered.  Products developed and managed by AEG are included in this segment.  Such products are generally sold under the Altec Lansing brand and/or the inMotion sub-brand.

We provide access free of charge through a link on our website, to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section13(a) or 15(d) of the Securities Exchange Act of 1934.

Our principal executive offices are located at 345 Encinal Street, Santa Cruz, CA, 95060.  Our telephone number is (831) 426-5858.  Our internet address is www.plantronics.com.  Our Investor Relations website is also accessible through www.plantronics.com.

BUSINESS SEGMENTS AND MARKET INFORMATION

In fiscal 2007, our ACG segment accounted for $676.5 million of our net revenues, and our AEG segment accounted for $123.6 million of our net revenues.  Further information on our segments, as required by Statement of Financial Accounting Standards No. 131 (Disclosures about Segments of an Enterprise and Related Information) and Item 101(b) of Regulation S-K, can be found in the Consolidated Financial Statements and related notes herein.

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

•	Wireless freedom allowing people to take and make calls as they move freely around their office or home without cords or cables;

•	Multi-tasking benefits that allow people to use a computer, a Personal Data Assistant (“PDA”) or other device, take notes and organize files while talking hands-free;

•	Contributing to greater driving safety by enabling a person already using a cell phone to have both hands free to drive while talking on a cell phone;

•	Voice command and control that let people take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient;

•	Providing ergonomic relief from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck;

•	Providing greater comfort and convenience than a telephone alone on longer calls;

•	Enabling emerging PC and VoIP applications, including speech recognition, Internet telephony and gaming;

•
Providing a convenient means for connecting between various applications and voice networks, whether that be between land line and mobile phones, or between PC-based communications and other networks; and

•	Providing greater privacy than speakerphones, and with wireless products, the ability to move from public to private space when required.

Demand for headsets continues to increase both in our traditional markets such as the enterprise markets as well as in the consumer market.  In each of these markets, the trend towards wireless products contributed significantly to demand, a trend we expect to continue in fiscal 2008. Wireless products represent both an opportunity for high growth as well as a challenge because of the lower margins we experience due to competitive pressures, particularly with Bluetooth mobile products.

The proliferation of desktop computing makes communications headsets a product of choice in many occupations because they permit the user to be more efficient in an ergonomically comfortable environment. Growing awareness of driver safety and impending or already existing hands-free legislation requiring mandatory hands-free devices for cell phone communications in cars, has led to increased headset adoption for cell phone users.  The increased adoption of new technologies, such as Bluetooth, VoIP, Digital Enhanced Cordless Telecommunications (“DECT”), and DSP described below, also contributed to the increase in demand for telephone headsets:

•
Bluetooth is a wireless technology using short-range radio links that can eliminate cables and wires that were formerly required to connect computing and communications devices.  It can be used to provide low-cost, wireless connectivity between computers, mobile phones, PDAs or other portable handheld devices, and access to the Internet.

•
VoIP is a technology that allows a person to make telephone calls using a broadband Internet connection instead of a regular (or analog) phone line. VoIP converts the voice signal from a person’s telephone into a digital signal that travels over the Internet and then converts it back at the other end so that the caller can speak to anyone with a regular (or analog) phone line.

•
Digital Enhanced Cordless Telecommunications (“DECT™”) 6.0 is a technology that optimizes audio quality, lowers interference with other wireless devices, and is digitally encrypted for maximum call security.

•	DSP is a technology that delivers acoustic protection and optimal sound quality through noise reduction, echo cancellation, and other algorithms to improve both transmit and receive quality.

Markets

Our ACG products are designed to meet the needs of specific markets and applications such as office (ranging from enterprise to home office), contact centers, mobile devices such as cell phones and PDAs, computer and gaming, residential and other specialty applications.  These markets and applications are increasingly overlapping as workstyles and lifestyles change, and people use devices for multiple applications such as communication, music, and video entertainment.  Plantronics serves these markets through our following product groups:

Office and Contact Center

The office market comprises our largest revenue stream with a broad range of communications headsets, including high-end, ergonomically designed headsets, amplifiers, and telephone systems.  Growth in this market comes from two main factors:

•	the advent of wireless solutions and the freedom they allow; and

•	a growing awareness of the benefits of headsets.

We believe the contact center market is our second largest revenue stream and most mature market.  We believe that the long-term outlook for the contact center is one of modest growth.   We expect that contact centers will increasingly adopt VoIP technology to help improve productivity and reduce costs.  We develop headsets specifically tailored to VoIP applications, and, as VoIP adoption increases, we believe that we will continue to lead in new product performance.

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

Specialty Products

Our specialty products address the unique needs of various consumer groups, one of which is the increasing number of people suffering from hearing loss worldwide.  Clarity offers a comprehensive range of communications products that serve the mild, moderate, and severe hearing loss markets as well as the deaf community.  Product distribution includes specialized distributors, retail, government programs, audiologists and  other health care professionals.

Products and Features

Our ACG product line consists of lightweight communications headsets, telephone headset systems, and  accessories, specialty telephones, and other products for customers with special communications needs. Our products are designed to offer the best in sound quality, comfort, ease of use, reliability, style, and compatibility, with a variety of features depending on the model, including:

•	Noise-Canceling Microphones: A microphone design that greatly reduces the transmission of background noise, enhancing headset sound quality.

•	AudioIQ®: A digital signal processing (DSP) technology that results in improved intelligibility on both sides of a call in a variety of environments with varying degrees and types of background sound.

•	WindSmart™ Technology: Provides wind-noise reduction for optimal sound clarity.

•	PerSonoCall™: Allows for remote ring detection and call answer/end at the touch of a button.

•
PerSono™ Audio Control Center: Allows users to adjust microphone and audio characteristics such as volume, bass and treble, and launch their favorite voice or audio applications, as well as select audio presets such as rock, jazz, or classical, all from a central software interface.

•
Quick Disconnect™: On the H-Series headset tops, the Quick Disconnect™ is the connector at the end of the headset cable that lets users disconnect their headset from an active call when you need to accept a fax or file, then easily reconnect.

•	Clearline™ Audio: Keeps incoming sounds at a consistent and comfortable listening level.

•	Plantronics FlexGrip®: A unique design for a secure, comfortable fit that permits extended wear.

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

AUDIO ENTERTAINMENT GROUP

General Industry Background

AEG operates predominantly in the consumer electronic market and focuses on the design, manufacture and distribution of a wide range of products, such as multimedia speakers, docking  audio systems, headphones, headsets and other audio products.  Our AEG segment targets advanced audio solutions for one of the fastest growing sectors of the consumer electronics industry, including personal computers, video gaming, personal audio, MP3 players and home theater. We are offering our products under two brands – Altec Lansing® and inMotionTM.

The consumer electronics market is undergoing a significant transformation where, as a result of digital technology and increased availability of digital content, a variety of once isolated segments, including televisions, DVD players, stereos, CD players, cameras and PCs are converging to create the need for new network devices.  This change is driving the demand for new high-end, flexible digital solutions in home theater, video gaming and personal audio. Higher portability, connectivity and wireless technology are other industry trends, especially in the mobile markets, that require high-end audio solutions.  Our success in this market will depend on our ability to develop and provide innovative solutions that maximize the audio functions of devices such as MP3 players, Apple iPod, satellite radio and cellular players. To this end, the inMotionTM product line provides a portable audio system for MP3 players, CDs, and other portable audio players, including the iPod. The major manufacturers in this changing and demanding industry require certain key competencies, which are:

•	leadership in innovation;

•	a powerful brand; and

•	global distribution.

Because AEG products are primarily consumer goods sold in the retail channel, the holiday sales in the December quarter account for a seasonal spike in net revenues, which is not continued into the next quarters when sales return to a lower normalized level.

In fiscal 2007, our AEG product portfolio was not sufficiently competitive which resulted in lost market share and profitability.  This is the key factor affecting revenue as well as gross margin.  While some new products, such as the iM600, began shipping and are being well received, the portfolio as a whole needs to be substantially refreshed.  The AEG Docking Audio product line faced the most severe competition and declined the most, while the PC Audio line held up reasonably well from a revenue standpoint.

Despite the losses we incurred in fiscal 2007 in AEG, we believe that the continuing trend of the communications and entertainment convergence presents an opportunity to gain product synergies between our ACG and AEG businesses, especially in the need for wireless products.

Markets

Docking Audio

Our Docking Audio market provides the largest revenue source in the AEG business, and is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players under the inMotionTM brand, and also portable speakers for use with other audio solutions such as for satellite radios. We believe there is a significant growth opportunity for us driven by the growth of  the MP3 player and cellular markets.  Our future growth in this market depends on the growth of the MP3 player market, our ability to successfully attach to new generations of MP3 players, and to design and develop competitively priced products that keep up with this rapidly developing and highly competitive market.

PC Audio

Our second largest overall market in the AEG business in terms of revenue is the PC Audio market, first identified with the PC-speaker. PC Audio, or “active powered” products are defined as self-powered speaker systems used for computers and other multi-media application systems. Typical applications of PC Audio products include PC audio, gaming and home theater. We believe this market presents the following further opportunities for growth:

•	continued efforts to maintain our strength in this category, domestically, while expanding into international markets; and

•	new product introductions that incorporate breakthrough technologies and designs.

Other

•
The remainder of the AEG products, which represent a small portion of total AEG net revenues include headsets, used primarily for interactive gaming, speech recognition and VoIP (headsets) markets, a wide array of headphone products for portable stereos, CD players, MP3 players and other audio devices, home audio and home theatre products and professional speakers.

In fiscal 2008, headsets will be managed by ACG and reported in ACG from July 1 forward.

Products and Features

Our AEG products offer a variety of features depending on the model, including:

•	Side-Firing Surround™ Technology: Provides the immediate effects of surround sound while enabling vertical stacking.

•
InConcert™ Technology: The fusion of pro audio line-array and tri-amp technologies, InConcert uses a frequency filtering system and three separate amplifiers to power a total of twelve high-performance full-range micro drivers for an intense and concentrated full-volume sound.

•	Extreme Dynamic Bass™ (“XDB”): An enhanced bass technology that delivers a low-bass sound from a front-firing, long-throw subwoofer.

•	MaxxBass™ Technology: A technology that provides deep bass without a subwoofer.

PLANTRONICS SERVICE AND REPAIR

We support our ACG and AEG product offerings with technical assistance centers to answer questions from our customers. Our worldwide service centers provide quick response to both warranty service needs, provided at no additional cost, and out-of-warranty service needs, provided at an additional cost to our end users.  Customers can contact us for their support needs in a variety of ways, including:

•	Toll-free 800 support with multiple-language capabilities;

•	Web-based frequently asked questions (FAQ) database;

•	Web-based question submission;

•	Live on-line chat; and

•	Instant call-back support.

In addition, we offer online user manuals, installation guides, warranty information, and our Quick Web and Quick Fax services.

FOREIGN OPERATIONS

In fiscal 2005, 2006 and 2007 revenues outside the U.S. accounted for approximately 33%, 36% and 39%, respectively, of our total net revenues.  Revenues derived from foreign sales generally are subject to additional risks such as fluctuations in exchange rates, increased tariffs, the imposition of other trade barriers, and potential currency restrictions. In fiscal 2007, we continued to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We hedged a portion of our positions in the Euro and the Great British Pound, which constitute the majority of our currency exposure.  To the extent that our revenues from non-U.S. customers increase or we increase our transactions in foreign currencies, or that we are unsuccessful in our hedging strategies, our results of operations could be materially adversely affected by exchange rate fluctuations.  Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in the consolidated financial statements.

COMPETITION

The market for our products is very competitive and some of our competitors have significant financial resources, including production, marketing, engineering and other capabilities to develop, manufacture, market and sell their products.

In the ACG segment, one of our primary competitors is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate, who competes with us in the office, contact center, and mobile markets and on a limited scale, in the PC market.   In addition, Motorola and Logitech are significant competitors in the consumer headset market and Sennheiser Communications is a competitor in the computer, office and contact center markets.  We also believe there may be increased competition from the major cell phone device makers such as Nokia, Motorola, Sony and Samsung.

We believe the principal factors for ACG to be successful and competitive in each of its markets are the following:

•
Office market - performance, product design and style, comfort, simplicity, price and reliability.  We also believe that our brand, reputation and channels of distribution are important success factors.  Although we have historically competed successfully in this market, there can be no assurance that we will be able to retain our leadership position in the future;

•	Contact center market - performance, reliability, price, comfort, style and support;

•
Mobile market - product styling, competitive pricing, simplicity of product operation, product reliability, product features, sound quality, comfort, fit, ability to meet delivery schedules, customer service and support, reputation, distribution, warranty terms, and product life;

•	Gaming and entertainment market - in retail channel, the primary factors for success are differentiated packaging, price, superior microphone and speaker performance and headset style and color ;

•
OEM business  -  key success factors are meeting unique requirements within customer timeframes, unique styling, excellent sound, product simplicity, price targets, and consistent quality with low defect rates; and

•	Specialty products - key success factors are performance, reliability, end-user support and price.

In the AEG segment, our major competitors include Bose, Apple, Logitech, Creative Labs, iHome, and Harman International. AEG predominantly serves the consumer electronics market. This market is principally served by the retail channel and, to a lesser extent, through certain OEMs. We are experiencing a new dynamic in the consumer electronics industry driven by the digital evolution that is influencing the way consumers look for solutions to their musical entertainment needs. Our key competition is coming from new and existing solution providers that offer a convenient, cost effective and lifestyle-compatible method of delivering content when people want it, where they want it, and how they want it.

We believe the principal factors for AEG to be successful and competitive in each of its markets are the following:

•	Our understanding of changing market trends, consumer needs, technologies and our ability to capitalize on the opportunities resulting from these market changes;

•	Bringing to market well-differentiated products that perform well against competitive offerings, price, style, brand, and effective displays in retail settings;

•	Efficient and cost-effective supply chain processes; and

•	Excellent channel service and support with a reputation for quality.

We believe that we have competed successfully with respect to these factors with our ACG products; however, we have not recently competed successfully with our AEG products.  As a result, our business, financial condition and results of operations have been adversely affected.  In addition, we cannot guarantee that any of our products will continue to compete favorably, or that we will be successful in the face of increasing competition, particularly in the AEG Docking Audio products category, from new products introduced by existing competitors or new companies entering the markets in which we are operating.

PRODUCT DEVELOPMENT

We believe that the future success of our business depends upon our ability to enhance our existing products, to develop compelling new products, to develop cost effective products, to qualify these products with our customers, to successfully introduce these products to existing and new markets on a timely basis, and to commence and sustain volume production to meet customer demands.

During fiscal 2007, we developed innovative products that enabled us to better address changing customer demands and emerging market trends. Specifically, we introduced a number of new products, which featured new technologies to address both the Audio Communication and Audio Entertainment market trends. Our goal is to bring the right products to market at the right time, and we will continue to improve our development processes during fiscal 2008.

We are working to refresh nearly the entire line of Altec Lansing branded products over the next 18 months.  We are refreshing our product line of Docking Audio products and extending our product lines with integrated music and phone audio products, and home audio products.

We also have a number of new product and core technology development programs underway to further broaden our ACG product lines and have been successful in obtaining a number of key patent disclosures and filings over the past year. Our product development processes for a number of products incorporate intelligent re-use of platform and product architecture hardware as well as software. During fiscal 2008, we will continue our efforts towards a lean development process through strategic architecting, increased use of software tools, and better training.

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

Traditionally, the technology of telephone headsets has evolved slowly, and our product life cycles have historically been relatively long. The next generation products usually include stylistic changes and quality improvements, but these products are based on similar technology. Our newer emerging technology products, particularly in the mobile and computer markets, are exhibiting shorter life cycles more similar to the consumer electronics market and are consequently more sensitive to market trends and fashion.  With the acquisition of Altec Lansing, we have increased our consumer business  in the electronics markets.  We believe that changes in technology will come at a faster pace. Our future success will be dependent, in part, on our ability to develop products that utilize new technologies and to adapt to changing market trends quickly. In addition, to avoid product obsolescence, we will continue to monitor technological changes in telephony, as well as users' demands for new technologies. Failure to keep pace with future technological changes adversely affected our AEG segment results in fiscal 2007 and could adversely affect our revenues and operating results in the future.

During fiscal 2005, 2006 and 2007, we spent approximately $45.2 million, $62.8 million and $71.9 million, respectively, in research, development and engineering activities, respectively.  We conduct most of our research and development with an in-house staff, with limited use of contractors.  Key locations for our research and development staff are the United States, Mexico, China, and the United Kingdom. During the fourth quarter of fiscal 2006, we opened a new design facility in Suzhou, China, co-located with our new manufacturing facility, which is  focusing primarily on  ACG products.

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

•
ACG: We primarily ship products for our ACG customers in the U.S. and Asia Pacific and Latin America (“APLA”) regions from our manufacturing facility in Mexico. For our customers in Europe, Middle East and Africa market (“EMEA”), our products ship from our Netherlands distribution center.

•
AEG: We primarily ship products for our AEG customers in the U.S from two distribution centers, with our main distribution center based at our location in Milford, Pennsylvania. For our APLA and EMEA customers, our products are shipped from distribution centers located in Hong Kong and the Netherlands, respectively.  The distribution center in the Netherlands for AEG products is not the same facility as is currently used for our ACG products.

Our two business segments share many of the same customers. Our principal customers are distributors, retailers, carriers, and OEMs, as well as telephone operating companies and government agencies. Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively. No customer accounted for more than 10% of our consolidated net revenues in fiscal 2005, 2006 or 2007. Commercial distributors include headset specialists, national wholesalers, and regional wholesalers. The wholesalers typically offer a wide variety of products from multiple vendors to both resellers and end users. The commercial distribution channel generally maintains inventory of our products, and our revenues may be affected by our distributors' fluctuating inventory levels even when market demand is stable.

The retail channel consists of consumer electronics retailers, consumer products retailers, office supply distributors; catalog and mail order companies; mass merchants; warehouse clubs; and wireless carrier stores. Our AEG products are predominantly distributed through retailers. In addition, ACG headsets are sold through retailers who sell headsets to corporate customers, small businesses, and to individuals who use them for a variety of personal and professional purposes. The retail channel also maintains a substantial inventory of our products. Revenues from this channel are cyclical with our third fiscal quarter typically being the strongest quarter. For some of our retail partners, our ACG inventories are managed on consignment, and we are expecting that some of our AEG inventories will be managed on consignment in the near future. We believe it is unlikely that that the loss of any one of our retail partners would result in a long-term adverse impact on revenues as we believe end-users would most likely purchase our products from a different partner. A loss of a key partner would, however, negatively impact the transition period.

Telephony OEMs and manufacturers of automatic call distributor systems and other telecommunications and computer equipment providers also utilize our headsets. Contact center equipment OEMs do not typically manufacture their own peripheral products and, therefore, distribute our headsets under their own private label, or as a Plantronics-branded product.

Mobile OEMs include both manufacturers of cell phones and wireless carriers. Wireless carriers do not manufacture headsets, but distribute our headsets as a Plantronics-branded product or under their own private label.  Mobile OEMs, on the other hand, generally require their own design and will sell products under their private label.

Computer OEMs include both manufacturers of computer hardware (including personal computers and specialized components and accessories for personal computers) and software.  Most computer OEMs do not manufacture headsets but look for manufacturers such as Plantronics to supply headsets that can be used with their products.

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

We maintain a direct sales force worldwide to provide ongoing customer support and service globally. We use commissioned manufacturers' representatives to assist in selling through the retail channel.

Our products may also be purchased from our website at www.plantronics.com.

BACKLOG

Our backlog of unfilled orders was $38.7 million on March 31, 2007 compared to $25.9 million at March 31, 2006.  We include all purchase orders scheduled for delivery over the next 12 months in backlog. As part of our commitment to customer service, our goal has been to ship products to meet the customers' requested shipment dates. For both segments of our business, we have a “book and ship” business model whereby we fulfill the majority of our orders within 48 hours of our receipt of the order. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of our “book and ship” model, as well as the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

MANUFACTURING AND SOURCES OF MATERIALS

Manufacturing operations for our ACG products consist primarily of assembly and testing, the majority of which is performed at our facility in Tijuana, Mexico, although we are currently transitioning manufacturing of certain products to our manufacturing and design facility in Suzhou, China, which was completed in fiscal 2006. We have substantially smaller assembly operations in California and the United Kingdom. We outsource the manufacturing of a limited number of products to third parties, typically in China and other countries in Asia.  Our AEG products are either manufactured by our plant in Dongguan, China, or purchased from predominantly China-based vendors.

We purchase the components for our ACG products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, primarily from suppliers in Asia, Mexico, the United States, and Europe. We purchase the components for our AEG products from suppliers in China, which is managed from our Hong Kong office.  The majority of our components and sub-assemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a certain number of sole-source suppliers.  Due to our dependence on single suppliers for certain chip sets, we could experience delays in development and/or the ability to meet our customer demand for new products, and we did experience certain product shortages in fiscal 2007.  As a result of the completion of our new manufacturing facility and design center in Suzhou, China, we expect to gain more flexibility in our supply chain, to better manage inventories and to reduce delays and long-term costs for our ACG products.  If we are unable to effectively transition outsourced production to our new Suzhou facility, we may be unable to meet demand from our customers for certain products and our margins on these products may decrease.

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

ENVIRONMENTAL MATTERS

We have complied with European Union Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment (“ROHS”) and on Waste Electrical and Electronic Equipment (“WEEE”) requirements and reserved certain inventory which we determined was not saleable in the EU due to non-compliance with ROHS. Additionally, we are compliant with the ROHS initiatives in China and Korea.

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

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate. As of March 31, 2007, we had 157 United States patents in force, expiring between 2007 and 2022. Some of our patents are also issued in certain foreign countries.

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

EMPLOYEES

On March 31, 2007, we employed approximately 6,000 people worldwide, which includes approximately 3,100, 1,000, and 850 employees at our manufacturing facilities in Tijuana, Mexico; Dongguan, China; and Suzhou, China, respectively.  To our knowledge, no employees are currently covered by collective bargaining agreements. We have not experienced any work stoppages and believe that our employee relations are good.

Set forth below is certain information regarding the executive officers of Plantronics and their ages as of March 31, 2007.

NAME	AGE	POSITION
Ken Kannappan	47	President and Chief Executive Officer
Clay Hausmann	35	Vice President, Corporate Marketing
Don Houston	53	Senior Vice President, Sales
Barry Margerum	55	Vice President, Strategy & Business Development
Renee Niemi	42	Vice President and General Manager, Mobile and Entertainment
Gary Savadove	49	President and Chief Executive Officer, Plantronics Audio Entertainment Business Group
Barbara Scherer	51	Senior Vice President, Finance & Administration and Chief Financial Officer
Joyce Shimizu	52	Vice President, General Manager Home & Home Office
Jim Sotelo	59	Vice President, Product Development & Technology
Carsten Trads	52	President, Clarity Equipment
Philip Vanhoutte	52	Managing Director, Europe, Middle East & Africa
Chuck Yort	48	Vice President and General Manager, B2B Solutions

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

Mr. Hausmann joined Plantronics in May 2005 as Vice President, Corporate Communications and was promoted to Vice President, Corporate Marketing in May 2006.  Prior to joining Plantronics, Mr. Hausmann served as Managing Director of the San Francisco and Los Angeles Offices of Ogilvy Public Relations Worldwide.  Mr. Hausmann has a Bachelor of Arts degree in Broadcast Journalism from the S.I. Newhouse School of Public Communications at Syracuse University.

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

Mr. Margerum joined Plantronics in 1994 as Vice President of Marketing and was promoted in 1996 to President and General Manager of the Computer and Mobile Systems Group.  In 1997, he left Plantronics to become President and CEO of Euphonix, Inc., a public company in the high end audio equipment space.  In July 2000, he re-joined Plantronics and in October 2004 became Vice President of Strategy and Business Development.  Prior to joining Plantronics, from 1989 to 1994, Mr. Margerum was Vice President of Marketing for GRiD Systems Corporation, a lap top computer manufacturer, where he held a variety of marketing and sales positions in his eight year tenure and then President and CEO of Mitem Corporation, a middleware software company.  Mr. Margerum also worked for Apple, Inc.  and IBM Corp.  Mr. Margerum holds a Bachelor of Science in Engineering from Princeton University and a M.B.A. from Stanford University.

Ms. Niemi joined Plantronics in 2003 with nearly 17 years experience in the mobile computing and communications industries. A veteran of Silicon Valley, Ms. Niemi has held senior positions with companies such as Danger, Inc., Visto Corporation, Mobilesys, Inc., Xircom and NEC Technologies. As Vice President of Marketing at Danger, Ms. Niemi led the launch of the T-Mobile Sidekick, which is today one of the most popular mobile communication devices with services targeting the youth market. Ms. Niemi also spent close to seven years at Xircom, Inc., where she served as Vice President of Worldwide Marketing, responsible for branding, product strategy, market development, e-commerce, and marketing. Ms. Niemi graduated from Santa Clara University with a Bachelor of Science degree in Electrical Engineering.  She also earned a certificate in General Management for High Technology from Stanford University’s IEEE Joint Program.

Mr. Savadove joined Plantronics in March of 2004 and became the President and CEO of the Plantronics Audio Entertainment Business Group in August of 2005.  From 1999 through to 2001, Mr. Savadove was the President of Thomson Interactive Home Health Services. From 1997 to 1999, he served as President & CEO of Labtec, a leading computer peripherals and audio company. Mr. Savadove is a GE-trained general manager with more than twenty years of experience at international companies of various sizes.  He has built six new businesses during his career, which include GE’s Telephone Business, GE/RCA’s Accessory Business, ProScan, Advanced Spectrum and Labtec Inc.  Mr. Savadove has a Bachelor of Arts in Economics from Trinity College and a M.B.A from The Amos Tuck School of Business Administration, Dartmouth College.

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

Ms. Shimizu joined Plantronics in July 1983, and in the fall of 2005 was named Vice President, General Manager of the H2O Business Group.  Prior to this promotion, she was our Vice President of Strategic Portfolio and Product Management since the fall of 2003.  She also previously served as our President of the Mobile Communications product group. From 1995 to 1999, Ms. Shimizu was the Senior Marketing Director for the Computer and Mobile Systems product group, the predecessor to the Mobile Communications product group. Ms. Shimizu held various positions prior to 1995 in our marketing and sales organizations. Ms. Shimizu received a Bachelor's degree in Japanese from the University of California, Los Angeles and an M.B.A. from the Monterey Institute of International Studies.

Mr. Sotelo joined Plantronics in August of 2002 as Sr. Director, Electrical Engineering and in 2004 he was promoted to Vice President, Engineering. In March 2007 he was promoted to his current position of Vice President, Product Development & Technology, reporting to the President  & CEO. Prior to joining Plantronics, Mr. Sotelo held various senior level management positions with companies in the Silicon Valley. He has extensive experience in Engineering and Product Planning, and over 17 years experience in wireless technologies.  Mr. Sotelo holds a BA degree in Mathematics from the University of California, Berkeley and an MSEE, with a focus in Communications, from the University of Santa Clara.

Mr. Trads joined Clarity (formerly Walker-Ameriphone) in September 2003 as President.  From 1994 until joining Plantronics, Mr. Trads held various positions within GN ReSound, a manufacturer of hearing aids and audiological measurement equipment.  From 1998 to 2003, Mr. Trads served as President of GN ReSounds’ North American operation and from 1994 until 1998 he served as a Senior Vice President at its headquarters in Copenhagen, Denmark, where he was a member of the executive management committee and the global management group and also led the sales and marketing organization.  From 1991 to 1994 Mr. Trads was Vice President of Sales and Marketing for Dancall Radio A/S, a manufacturer of cell phones and cordless phones. From 1985 to 1991, he held management positions in the distribution and marketing divisions of Bang and Olufsen Group, a global manufacturer of consumer electronics. He holds a degree in Business Administration and Management from the Copenhagen Business School in Denmark.

Mr. Vanhoutte joined Plantronics in September 2003 as Managing Director of EMEA.  From October 2001 until September 2003 he served as Corporate Vice President of Marketing at Sony Ericsson Mobile Communications.  From October 2000 to October 2001, Mr. Vanhoutte served as Vice President of Strategic Market Development at Ericsson’s Personal Communications Division.  From December 1998 until September 2000, he served as Senior Vice President of Products, Marketing and Sales at MCI WorldCom’s International Division in London.  From November 1994 until December 1998 Mr. Vanhoutte held various marketing and general management positions at Dell Computer Corporation including, General Manager for the Business Systems Division in the United States, Managing Director for Dell Direct in the United Kingdom and Ireland and Vice President of Products, Marketing & Services for EMEA.  Beginning in June 1991 he worked for Nokia Data as Vice President of Marketing, which was merged into Fujitsu-ICL Systems Inc. where he continued as Vice President of Marketing, Personal Systems and Client-Server Division until November 1994. From 1985 until May 1991 Mr. Vanhoutte worked in various European marketing and division manager roles with Wang Laboratories.  He started his career at Arthur Andersen’s Benelux Information Consulting Division in 1977 where he specialized in structured programming and office automation.  Mr. Vanhoutte studied Applied Economics and Engineering at the University of Leuven, Belgium.

Mr. Yort joined Plantronics in June 2005 as Vice President and General Manager of B2B Solutions.  Prior to joining Plantronics, Mr. Yort was Vice President of Business Development at Venturi Wireless, where he led strategic relations with mobile wireless carriers and infrastructure players. Before Venturi, he was the Vice President of Business Development and Marketing at PolyFuel, Inc., a pioneer in direct methanol fuel cell-powered products. During 1998 to 2000, Mr. Yort directed Palm's enterprise business as its general manager. He has also held management positions at 3Com, HP and Inmac.  Mr. Yort has an MBA from Stanford University's Graduate School of Business and BSE and AB degrees from Princeton University.

 Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of Plantronics.

ITEM 1A. RISK FACTORS

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

•
We must incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. In the event we acquire too much inventory for certain products, the risk of future inventory write-downs increases. In the event we have inadequate inventory to meet the demand for particular products, we may miss significant revenue opportunities or may incur significant expenses such as air freight, expediting shipments, and other negative variances in our manufacturing processes as we attempt to make up for the shortfall.  When a significant portion of our revenue is derived from new products, forecasting the appropriate volumes of production is even more difficult;

•
In the ACG segment, our prices and gross margins are generally lower for sales to Business-to-Consumer (“B2C”) customers compared to sales to our Business-to-Business (“B2B”) customers. In addition, our prices and gross margins can vary significantly by product line as well as within product lines.  Therefore, our  profitability depends, in part, on the mix of our B2B to  B2C customers as well as our product mix.  In the AEG segment, our prices and gross margins are generally lower for our PC Audio products than our Docking Audio products.  Therefore, our profitability depends, in part, on our mix of PC Audio to Docking Audio products.  For example, in the fourth quarter of fiscal 2007, sales of Docking Audio products declined substantially, resulting in lower gross margins and increased operating losses.  The size and timing of opportunities in these markets are difficult to predict;

•	We are working to refresh virtually the entire AEG product line; however, market adoption of new products is difficult to predict;

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

Our industry is characterized by rapid technological change, frequent new product introductions, short-term customer commitments and rapid changes in demand. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. Significant unanticipated fluctuations in demand and the global trend towards consignment of products could cause the following operating problems, among others:

•
If forecasted demand does not develop, we could have excess inventory and excess capacity.  Over-forecast of demand could result in higher inventories of finished products, components and sub-assemblies. In addition, because our retail customers have pronounced seasonality, we must build inventory well in advance of the December quarter in order to stock up for the anticipated future demand.  If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and sub-assemblies. Excess manufacturing capacity could lead to higher production costs and lower margins;

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

•	The introduction of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties:

o	developing and marketing these wireless headset products;

o	unforeseen delays or difficulties in introducing and achieving volume production of such products, as occurred in our second and third quarter of fiscal 2006;

o	our dependence on third parties to supply key components, many of which have long lead times;

o	our ability to forecast demand for this new product category for which relevant data is incomplete or unavailable; and

o	longer lead times with certain suppliers than commitments from some of our customers.

If we are unable to deliver products on time to meet the market window of our retail customers, we will lose opportunities to increase revenues and profits.  We may also be unable to sell these finished goods, which would result in excess or obsolete inventory;

•
Increasing production beyond planned capacity involves increased tooling, test equipment and hiring and training additional staff. Lead times to increase tooling and test equipment are typically several months, or more. Once such additional capacity is in place, we incur increased depreciation and the resulting overhead. Should we fail to ramp production once capacity is in place, we would not be able to absorb this incremental overhead, and this could lead to lower gross margins;

•
We are in the process of in-sourcing some of our production from certain third party vendors, and shifting some production from our plant in Mexico to our plant in Suzhou, China.  If we are not able to successfully transition production, we may not be able to meet demand or manufacture products at costs which are competitive with historical costs;

•
We are working on a new initiative to re-engineer our supply chain by implementing new product forecasting systems, increasing automation within supply chain activities, improving the integrity of our supply chain data, and creating dashboards in order to improve our ability to match production to demand.  If we are not able to successfully implement this initiative, we may not be able to meet demand or compete effectively with other companies who have successfully implemented similar initiatives; and

•
Many of our products, particularly our Docking Audio and PC Audio speaker products, are marketed through the retail channel.  Our retail channel partners frequently have requirements around timing of when new products can be introduced into their stores.  If we have manufacturing delays and are unable to supply our new products within the retailers’ designated time frames, the retailers may cancel their orders or look to other suppliers to provide similar products, resulting in loss of revenues and profits and increased inventory levels, which could result in excess or obsolete inventory.  If we miss one market window at the retailers, we have no assurance that the retailer will place new orders at the next market window, further increasing the risk of excess or obsolete inventory.  In addition, because we have very long lead times with many of our speaker product suppliers, we may also have non-cancellable purchase order commitments for components or finished goods which could negatively impact our operating results.

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

There are inherent risks associated with our acquisition of Altec Lansing that could materially adversely affect our business, financial condition and results of operations. The risks faced in connection with this acquisition include among others:

•	Competition may continue to increase in Altec Lansing’s markets more than expected;

•	Altec Lansing’s product sales and new product development may not evolve as anticipated;

•
Difficulties in integration of the operations, technologies, and products of Altec Lansing.  We have transitioned a significant portion of Altec Lansing’s operations onto our  ERP system; however, we have not completed our integration effort. There has been a significant cost to implement new systems and business processes.  We anticipate that there will continue to be significant business processes and internal controls which will change as a result of the integration;

•	Diversion of management's attention from normal daily operations of the core business;

•	The potential loss of key employees of Altec Lansing and Plantronics; and,

•	Cultural differences in the conduct of the business.

Mergers and acquisitions, particularly those of technology companies, are inherently risky, and no assurance can be given that this or any future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must also manage any acquisition-related growth effectively. In fiscal 2007, we incurred significant losses from the Altec Lansing business.  If the anticipated future results of our AEG business do not materialize as expected, goodwill and other intangible assets which were recorded as a result of the acquisition could become impaired and could result in write-offs which would negatively impact our operating results.

We have significant goodwill and intangible assets recorded on our balance sheet.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss must be recognized, which would adversely affect our financial results.

As a result of the acquisition of Altec Lansing and Octiv, now Volume Logic, in fiscal 2006, we have significant goodwill and intangible assets recorded on our balance sheet. Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our goodwill and intangible assets.

The results of operations for our acquired Altec Lansing business have been negatively impacted by intense price competition, particularly in the Docking Audio products, and our new product introductions have not been as profitable as those in the prior year.  We have also had significant losses in fiscal 2007 from excess and obsolete inventory and non-cancelable purchase commitments.  If we are unable to successfully introduce new, profitable products and align the cost structure to the revenue base, our anticipated future cash flows from the Altec Lansing business could be negatively impacted.

We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results.  There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges.

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

The technology used in our products is evolving more rapidly now than it has historically, and we anticipate that this trend may accelerate. Historically, the technology used in lightweight communications headsets and speakers has evolved slowly. New products have primarily offered stylistic changes and quality improvements rather than significant new technologies. Our increasing reliance and focus on the consumer market has resulted in a growing portion of our products incorporating new technologies, experiencing shorter lifecycles and a need to offer deeper product lines. We believe this is particularly true for our newer emerging technology products especially in the speaker, mobile, computer, residential and certain parts of the office markets.  In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality, while currently our focus is limited to audio products.

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

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of raw materials, components, sub-assemblies and products from our suppliers. We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, sub-assemblies and finished products entails various risks, including the following:

•
We obtain certain raw materials, sub-assemblies, components and products from single suppliers and alternate sources for these items are not readily available. To date, we have not experienced any significant interruptions in the supply of these raw materials, sub-assemblies, components and products. Adverse economic conditions could lead to a higher risk of failure of our suppliers to remain in business or to be able to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the parts we need. An interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and results of operations;

•
Prices of raw materials, components and sub-assemblies may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and results of operations;

•
Due to the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, sub-assemblies, components and products. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs.  In particular, many B2C customer orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure in the future to match the timing of purchases of raw materials, sub-assemblies, components and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affecting our business, financial condition and results of operations;

•
Most of our suppliers are not obligated to continue to provide us with raw materials, components and sub-assemblies. Rather, we buy most raw materials, components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those raw materials, components and subassemblies.  Any such shortages would materially adversely affect our business, financial condition and results of operations; and

•
Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permits us to work with only a single source of silicon chip-sets on any particular new product. We, or our chosen supplier of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules. Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, and/or the inability to meet our customer demand for these new products. Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors.

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

Demand for iPod products, which are produced by Apple, Inc., affects demand for certain Docking Audio products.

Certain of our Docking Audio products under our Altec Lansing brand were developed for use with Apple, Inc.’s (“Apple”) iPod products.  We have a non-exclusive right to use the Apple interface with certain of our Docking Audio products, and we are required to pay Apple a royalty for this right.  The risks faced in conjunction with our Apple related products include, among others:

•
If supply or demand for iPod products decreases, demand for certain of our Docking Audio products could be negatively affected. MP3 integration with cell phones could take significant market share from Apple’s iPod products;

•
If Apple does not renew or cancels our licensing agreement, our products may not be compatible with iPods, resulting in loss of revenues and excess inventories which would negatively impact our financial results;

•
If Apple changes its iPod product design more frequently than we update certain of our Docking Audio products, certain of our products may not be compatible with the changed design.  Moreover, if Apple makes style changes to its products more frequently than we update certain of our Docking Audio products, consumers may not like the look of our products with the iPod.  Both of these factors could result in decreased demand for our products and excess inventories could result which would negatively impact our financial results; and

•
Apple has introduced its own line of iPod speaker products, which compete with certain of our Altec Lansing-branded speaker products.  As the manufacturer of the iPod, Apple has unique advantages with regard to product changes or introductions that we do not possess, which could negatively impact our ability to compete effectively against Apple’s speaker products.  Moreover, certain consumers may prefer to buy Apple’s iPod speakers rather than other vendors’ speakers because Apple is the manufacturer.  As a result, this could lead to decreased demand for our products and excess inventories could result which would negatively impact our financial results.

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

We compete in the business market for the sale of our office and contact center products.  We believe that our greatest long-term opportunity for profit growth in ACG is in the office market, and our foremost strategic objective for this segment is to increase headset adoption. To this end, we are investing in creating new products that are more appealing in functionality and design as well as targeting certain vertical segments to increase sales.  If these investments do not generate incremental revenue, our business could be materially affected.  We are also experiencing a more aggressive and competitive environment with respect to price in our business markets, leading to increased order volatility which puts pressure on profitability and could result in a loss of market share if we do not respond effectively.

We also compete in the consumer market for the sale of our mobile, computer audio, gaming, Altec Lansing and Clarity products.  We believe that consumer marketing is highly relevant in the consumer market, which is dominated by large brands that have significant consumer mindshare.  We invested in marketing initiatives to raise awareness and consideration of the Plantronics brand. We believe this will help increase preference for Plantronics and promote headset adoption overall.  The consumer market is characterized by relatively rapid product obsolescence and we are at risk if we do not have the right products at the right time to meet consumer needs.  In addition, some of our competitors have significant brand recognition, and we are experiencing more competition in pricing actions, which can result in significant losses and excess inventory.

If we are unable to stimulate growth in our business and consumer markets, if our costs to stimulate demand do not generate incremental profit, or if we experience significant price competition, our  business, financial condition, results of operations and cash flows could suffer.  In addition, failure to effectively market our products to customers in these markets could lead to lower and more volatile revenue and earnings, excess inventory and the inability to recover the associated development costs, any of which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

This expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by our growth include the following:

•
New Product Launch: With the growth of our product portfolio, we experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effective marketing to stimulate demand and market acceptance. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose retail shelf space and product sales;

•
Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we also experience increased complexity in forecasting customer demand and in planning for production, and transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory; and

•
Support Processes:  To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity. If we are unable to scale and improve these areas, the consequences could include: delays in shipment of product, degradation in levels of customer support, lost sales, decreased cash flows, and increased inventory. These difficulties could harm or limit our ability to expand.

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

Currently, our single largest competitor is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate. We are currently experiencing more price competition from GN Netcom in the business markets than in the past.  Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments. Motorola also benefits from the ability to bundle other offerings with their headsets.  We are also experiencing additional competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products’ communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

Competitors in audio devices vary by product line. In the PC speaker business, competitors include Logitech and Creative Labs. In the PC and office and contact center markets, a significant competitor is Sennheiser Communications. In the PC and console headset, telephony and microphone business, our primary competitor is Logitech.  In the Audio Entertainment speaker business, competitors include Bose, Apple, Logitech, Creative Labs, iHome, and Harman International.  Since our entry into the mobile phone headset business, we have been competing against mobile phone and accessory companies such as Jabra, Motorola, Nokia, Sony−Ericsson, and Samsung, some of whom have substantially greater resources than we have, and each of whom has established market positions in this business.

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

Further, we expect to continue to experience increased competitive pressures in our retail business, particularly in the terms and conditions that our competitors offer to our customers, which may be more favorable than our terms. For example, some of our competitors are beginning to offer to consign products rather than sell them directly to their customers. In order to compete effectively, we are offering similar terms to select customers within our ACG products space. Offering more products on a consignment basis could potentially delay the timing of our revenue recognition, increase inventory balances as well as require changes in our systems to track inventory and point of sale.

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

There are multiple initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with the European Union Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment (“ROHS”) and on Waste Electrical and Electronic Equipment (“WEEE”).  In certain jurisdictions the ROHS legislation has already been enacted as of July 1, 2006; however, other jurisdictions have delayed implementation. Some of our customers are requesting that we implement these new compliance standards sooner than the legislation would require. While we believe that we will have the resources and ability to fully meet our customers' requests, and the requirements of the ROHS and WEEE directives, if unusual occurrences arise, or, if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to meet the aggressive schedule set by our customers or comply with the legislation as passed by the EU member states or other global jurisdictions. If that were to happen, a material negative effect on our financial results may occur.

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

We have significant operations in various tax jurisdictions throughout the world and a substantial portion of our taxable income historically has been generated in these jurisdictions. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected. While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful.  In addition, many of these strategies will require a period of time to implement.  Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on April 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 and cannot predict its impact on our effective tax rate, financial position, cash flows, and results of operations.

We have significant foreign operations, and there are inherent risks in operating abroad.

During fiscal year 2007, approximately 39% of our net revenues were derived from customers outside the United States. In addition, we conduct the majority of our ACG headset assembly operations in our manufacturing facility located in Tijuana, Mexico, and we obtain most of the components and sub-assemblies used in our products from various foreign suppliers. We have recently completed construction of a factory and design center in Suzhou, China and are also purchasing a number of turnkey products directly from Asia. We have begun to transition new products and outsourced production to our new facility to ramp production.  If we are unable to effectively produce new products or to transition outsourced production into our new Suzhou facility, we may be unable to meet demand for these products, and our margins on these products may decrease. There are risks in operating the Suzhou factory and expanding our competency in a rapidly evolving economy because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated or the like.  Should any of these risks occur, we may be unable to maximize the output from the facility and our financial results may decrease from our anticipated levels.  Further, the majority of our AEG products are manufactured either in our Dongguan, China, manufacturing plant or manufactured by foreign vendors, primarily in China.  The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

•	cultural differences in the conduct of business;

•	fluctuations in foreign exchange rates;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	impact of recessions in economies outside of the United States;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions in each country;

•	management and operation of an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws; and

•	currency restrictions.

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

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 167 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking intellectual property protection can be lengthy and expensive. Intellectual property may not be issued in response to our applications, and intellectual property that is issued may be invalidated, circumvented or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

Six class action lawsuits were recently filed against the Company alleging that our Bluetooth headsets may cause noise-induced hearing loss. Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the United States District Court for the Eastern District of Texas.  Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the United States District Court, Central District of California.  Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the United States District Court, Middle District of Florida.  Ralph  Cook vs. Plantronics, Inc. was filed on February 8, 2007 in the United States District Court for the Eastern District of Virginia.  Randy Pierce vs. Plantronics, Inc. was filed on January 10, 2007 in the United States District Court for the Eastern District of Arkansas.  Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles.  The complaints state that they do not allege actual personal injury to any individual.  These complaints seek various remedies, including injunctive relief requiring the Company to include certain additional warnings with its Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset.  Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution.  We do not believe that the allegations in these lawsuits have any merit, and Plantronics will aggressively defend itself in these cases.

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

We have and will continue to incur significant expenses and management resources for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Santa Cruz, California. Our facilities are located throughout the Americas, Europe, and Asia/Pacific. The table below lists the major facilities owned or leased as of March 31, 2007.

Location	Square Footage	Lease/Own	Primary Use
Audio Communications Group
Chattanooga, Tennessee	16,650	Lease	Light Assembly, Sales and Marketing, Engineering, Administration
Hoofddorp, Netherlands	14,788	Lease	Administrative
Santa Cruz, California	79,253	Own	Light Assembly, Sales and Marketing, Engineering, Administration
Santa Cruz, California	47,207	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	39,892	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	18,250	Lease	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	20,325	Lease	Light Assembly, Sales, Engineering, Administration
Berkeley, California	4,080	Lease	Engineering
Suzhou, P.R.China	145,732	Own	Assembly
Suzhou, P.R.China	64,051	Own	Engineering, Administration and Design Center
Tijuana, Mexico	95,980	Lease	Engineering, Assembly, Administration
Tijuana, Mexico	61,785	Lease	Engineering, Assembly
Tijuana, Mexico	56,065	Lease	Engineering, Assembly, Administration
Tijuana, Mexico	192,192	Lease	Logistic and Distribution Center
Tijuana, Mexico	53,732	Lease	Engineering, Assembly, Design Center
Wootton Basset, UK	21,824	Own	Light Assembly, Sales, Engineering, Administration
Wootton Basset, UK	15,970	Own	Light Assembly, Sales, Engineering, Administration
Wootton Basset, UK	5,445	Lease	Sales and Marketing

Audio Entertainment Group
Milford, Pennsylvania	187,000	Own	Sales and Marketing, Engineering, Administration, Distribution
Kowloon, Hong Kong	5,523	Lease	Engineering, Administration
Dongguan, P.R. China	180,000	Lease	Engineering, Assembly, Administration

We believe that our existing properties are suitable and generally adequate for our current business; however, future growth may require that we obtain additional space in the Santa Cruz area.

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

Six class action lawsuits were recently filed against the Company alleging that our Bluetooth headsets may cause noise-induced hearing loss. Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the United States District Court for the Eastern District of Texas.  Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the United States District Court, Central District of California.  Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the United States District Court, Middle District of Florida.  Ralph  Cook vs. Plantronics, Inc. was filed on February 8, 2007 in the United States District Court for the Eastern District of Virginia.  Randy Pierce vs. Plantronics, Inc. was filed on January 10, 2007 in the United States District Court for the Eastern District of Arkansas.  Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles.  The complaints state that they do not allege actual personal injury to any individual.  These complaints seek various remedies, including injunctive relief requiring the Company to include certain additional warnings with its Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset.  Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution.  We do not believe that the allegations in these lawsuits have any merit, and Plantronics will aggressively defend itself in these cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common stock

Our common stock is publicly traded on the New York Stock Exchange. The following table sets forth the low and high sales prices as reported by an independent source, under the symbol PLT, for each period indicated.

	Low	High
Fiscal 2006
First Quarter	$30.93	$39.61
Second Quarter	28.35	39.80
Third Quarter	26.40	30.61
Fourth Quarter	28.13	37.00
Fiscal 2007
First Quarter	$21.30	$38.62
Second Quarter	14.83	22.50
Third Quarter	17.62	21.84
Fourth Quarter	19.45	23.62

Cash Dividends

In the second quarter of fiscal 2005, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share resulting in a total of $7.3 million of dividend payments for fiscal 2005.  In fiscal 2006 and 2007, we continued the quarterly cash dividend of $0.05 per share and paid a total of $9.5 million in dividends in each year, respectively.

We have a credit agreement with a major bank containing covenants which limit our ability to pay cash dividends on shares of our common stock except under certain conditions.  We believe that we will continue to meet the conditions that make the payment of cash dividends permissible pursuant to the credit agreement in the near future.  The actual declaration of future dividends and the establishment of record and payment dates is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

Share Repurchase Programs

At March 31, 2006, we had 175,000 shares that were yet to be purchased under previous repurchase programs. During the year ended March 31, 2007, we repurchased 175,000 shares of our common stock in the open market at a total cost of $4.0 million and an average price of $22.98 per share.  As of March 31, 2007, there were no remaining shares authorized for repurchase.  There were no shares of common stock repurchased in the open market during the fourth quarter of fiscal 2007.

See Note 13 of our Notes to Consolidated Financial Statements for more information regarding our stock repurchase programs.

As of April 28, 2007, there were approximately 90 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	Fiscal Year Ended March 31,
	2003	2004	2005	2006[1]	2007[2]
	(in thousands, except income per share)
STATEMENT OF OPERATIONS DATA:
Net revenues	$337,508	$416,965	$559,995	$750,394	$800,154
Net income	$41,476	$62,279	$97,520	$81,150	$50,143

Basic net income per common share	$0.92	$1.39	$2.02	$1.72	$1.06
Diluted net income per common share	$0.89	$1.31	$1.92	$1.66	$1.04
Cash dividends declared per common share	$-	$-	$0.15	$0.20	$0.20
Shares used in diluted per share calculations	46,584	47,492	50,821	48,788	48,020

BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$59,725	$180,616	$242,814	$76,732	$103,365
Total assets	$205,209	$368,252	$487,929	$612,249	$651,304
Long-term liabilities	$-	$-	$2,930	$1,453	$696
Total stockholders' equity	$146,930	$299,303	$405,719	$435,621	$496,807

[1]
On August 18, 2005, we completed the acquisition of 100% of the outstanding shares of Altec Lansing Technologies, Inc., a privately-held Pennsylvania corporation (“Altec Lansing”) for a cash purchase price including acquisition costs of approximately $165 million.  The results of operations of Altec Lansing have been included in our consolidated results of operations subsequent to the acquisition on August 18, 2005.  See Note 6 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[2]
We began recognizing the provisions of SFAS No. 123(R) beginning in fiscal 2007; as a result, $16.9 million in stock-based compensation expense has been included in our consolidated results of operations for the year ended March 31, 2007.  See Note 4 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT"). THESE STATEMENTS MAY GENERALLY BE IDENTIFIED BY THE USE OF SUCH WORDS AS "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "PLAN," "WILL,"  "SHALL," AND SIMILAR EXPRESSIONS, OR THE NEGATIVE OF THESE TERMS. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING: THE OFFICE, CONTACT CENTER, MOBILE, COMPUTER, RESIDENTIAL, ENTERTAINMENT AND OTHER SPECIALTY PRODUCT MARKETS NOT DEVELOPING AS WE EXPECT, AND A FAILURE TO RESPOND ADEQUATELY TO EITHER CHANGES IN TECHNOLOGY OR CUSTOMER PREFERENCES. FOR A DISCUSSION OF SUCH FACTORS, THIS ANNUAL REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THE "RISK FACTORS," INCLUDED HEREIN. THE FOLLOWING DISCUSSIONS TITLED "ANNUAL RESULTS OF OPERATIONS" AND "FINANCIAL CONDITION" SHOULD BE READ IN CONJUNCTION WITH THOSE RISK FACTORS, THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE HEREIN.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

OVERVIEW

We are a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand.  We are also a leading manufacturer and marketer of high quality computer and home entertainment sound systems, docking audio products, and a line of headsets and headphones for personal digital media under our Altec Lansing brand.  In addition, we manufacture and market, under our Clarity brand, specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs. We also provide audio enhancement products to consumers, audio professionals and businesses under our Volume Logic brand.

We ship a broad range of products to over 70 countries through a worldwide network of distributors, OEMs, wireless carriers, retailers, and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

In fiscal 2007, consolidated net revenues increased 7%, from $750.4 million in fiscal 2006 to $800.2 million.  This growth was primarily attributable to growth in ACG, while AEG revenues were relatively flat compared to the prior year.  Our gross profit and our operating income decreased from fiscal 2006, due to product mix, pricing pressures (especially in our consumer business), increased provision for excess and obsolete inventory and stock compensation charges pursuant to Statement of Financial Accounting Standards No. 123 - revised 2004, “Share-Based Payment” (“SFAS 123(R)”).  These items were partially offset by increased manufacturing efficiency in ACG, as a result of our on-going effort to reduce transformation costs, which are the costs required to transform raw material into finished product.

The increase in our net revenues in the ACG segment for fiscal 2007 was primarily driven by sales of our wireless office products and Bluetooth mobile products. The trend towards wireless products contributed significantly to demand but was offset by flat sales of our professional grade corded headsets,  declining sales of corded headsets for mobile phones, and lower net revenues from our gaming products.  We experienced substantial growth in our wireless and Bluetooth-enabled products compared to a year ago. Wireless products continue to represent an opportunity for high growth, both for the office market and for mobile applications. Office wireless, our best opportunity for long cycle growth and profitability, grew by $53 million or 36% in fiscal 2007 over fiscal 2006.  However, gross margin percentages for wireless products tend to be lower than for corded products.  In the office market, the lower gross margins are due to higher costs for the components required to enable wireless communication.  In the mobile market, particularly for consumer applications, margins are lower due to the higher cost of the solutions relative to corded products, the level of competition and pricing pressures, and the concentrated industry structure into which we sell.  Our strategy for improving the profitability of mobile consumer products is to differentiate our products from our competitors and to provide compelling solutions under our brand with regard to features, design, ease of use, and performance.

In our AEG segment, net revenues increased slightly, although fiscal 2007 results include a full year of operations while fiscal 2006 results reflect only results from the date of acquisition in August 2005 through fiscal year end, approximately seven and one-half months. The results of the AEG segment were negatively impacted in fiscal 2007 by a product portfolio that was not sufficiently competitive, resulting in a cumulative loss of market share, declining revenues and reduced profitability.  Increased pricing pressures have resulted in significant discounting and lower average selling prices, particularly for our Docking Audio products. While some new products, such as the iM600, have begun shipping and are being well received, the portfolio as a whole needs to be substantially refreshed.  The Docking Audio product line has faced the most severe competition and declined the most, while the PC Audio line has held up reasonably well.  Gross margin was negatively impacted by product mix and price declines, returns, the impact of fixed costs on lower volume, and provisions for excess and obsolete inventory.

Our fiscal 2007 results reflect our commitment to long-term growth, and the significant progress on our key initiatives to capitalize on the growth opportunities in the office, contact center, mobile and entertainment markets, and to meet the challenges associated with competitive pricing, market share, and consumer acceptance.  Some of our key initiatives and progress to date are as follows:

•
Bringing advanced technologies to market. There is an emerging trend in which the communications and entertainment spaces are converging in the wireless market. We expect this trend to result in a demand for technologies that are simple and intuitive, utilize voice technology, control noise, and rely on miniaturization and power management. We intend to expand our own core technology group and partner with other innovative companies to develop new technologies.  Volume Logic business provides us with broader technology expertise, expanding beyond voice communications DSP into audio DSP.  Our Altec Lansing business manufactures and markets high quality computer and home entertainment sound systems and a line of headsets, headphones and microphones for personal digital media.  We believe that bringing our product concepts to market will be more effective if we have an audio brand to stand alongside our voice communications brand, and that as a supplier to key channel partners, we will become a more important supplier if we can satisfy a broader set of audio needs.  We expect that the costs related to the expansion of our own core technology group will increase our research, development and engineering expenses for the next fiscal year.

•
Integration of Altec Lansing.   The Altec Lansing business is complex, with significant overseas operations.  We evaluated various options in our integration plan to preserve the strengths of the Altec Lansing business model and its success in the retail markets while incorporating efficiencies and synergies into our combined company, and we are in the process of implementing these plans.  The integration effort represents a significant cost to the combined company both in terms of time commitment for the selling, general and administrative associates and costs for systems integration, infrastructure alignment, as well as costs associated with being part of a publicly traded company.  We have implemented an ERP system for most of Altec Lansing’s operations.  We are also in the process of changing our distribution and sales processes to more effectively fulfill customer orders.  While most of our integration efforts have been focused on domestic initiatives, we have begun to explore ways to leverage ACG’s more mature foreign distribution processes and customers and believe that these international markets represent growth opportunities for our speaker products.

•
Turnaround Plan for Altec Lansing.   Our AEG operations were negatively impacted by intense competition sooner than anticipated, resulting in significant pricing pressure, particularly for the Docking Audio products.  This led to excess inventory and material write-downs of this excess inventory.  Because there are long lead times for materials for our products, we also incurred material charges for adverse purchase commitments.  The root causes of the decreased profitability of this segment were underinvestment in consumer research, portfolio planning, and longer-term product development. We are in the process of developing next generation products with lower cost points and higher margins.  We also plan to take advantage of the industrial design capabilities that exist within the ACG segment.

•
Development and launch of new products. During late fiscal 2006 and continuing into fiscal 2007, ACG launched and shipped several new models in our new suite of Bluetooth products including the Discovery 655 and Discovery 665 and the Explorer 330, 340 and 350.  These products have had strong market acceptance, and we expect to see further growth from these new products in the next fiscal year. Going forward, we plan to continue to develop and enhance functionality on these platforms. We will also take advantage of the research and development opportunities created by co-locating our design centers with our factories.  We expect that the costs related to the development of new Bluetooth products and models will continue to increase our research, development and engineering expenses for the next fiscal year; however, we anticipate that research and development costs will grow at a rate slower than our revenue growth. In addition to our new suite of Bluetooth products, we introduced new products for the office and entertainment markets in fiscal 2007, which include the CS70 and products from AEG, such as the iM600, which is a portable speaker system with an integrated digital FM radio tuner, the iM510, which is a portable speaker system designed specifically for the SanDisk Sansa, the iM500, which is a portable speaker system designed to partner with the iPod nano, the M604, a portable speaker system designed for the Microsoft Zune, and the T515 a speaker system for use with MP3 enabled cellular phones. AEG also introduced new PC Audio systems, the VS3251, a 5.1 surround sound speaker system, the FX4021 a new 2.1 speaker system and the FX5051, the first 5.1 system to provide USB plug-and-play connectivity.

•
Reduce manufacturing costs, particularly for our Bluetooth products. In fiscal 2007, we focused on opportunities to decrease manufacturing costs by improving supply chain flexibility, taking advantage of the low manufacturing costs in China, improving the efficiency of transforming raw materials into finished goods, decreasing our logistics costs and improving our design process for product manufacturability by taking advantage of common product platforms.  We also launched a supply chain re-engineering project to improve inventory management by implementing new systems functionality which will provide tools that will support and enable better supply chain decisions and execution.  We were able to improve our cost structure, particularly in the Bluetooth market, which enhanced our Bluetooth profitability.

•
Building consumer product manufacture infrastructure. The consumer products market is characterized by cost competitiveness resulting in a predominantly China-based manufacturing infrastructure. Our AEG products are either manufactured by our plant in Dongguan, China or purchased from predominantly China-based vendors.  In order to gain more flexibility in our supply chain, to better manage inventories and reduce long-term costs for our ACG products, we completed the construction of a manufacturing facility and design center in Suzhou, China in February of 2006 and began commercial operations in the fourth quarter of fiscal 2006.

Throughout fiscal 2007, we remained focused on our overall long-term strategy for ACG, which is to increase headset adoption in the enterprise markets through the creation of new products that are appealing in functionality and design and combining these products with marketing programs to increase awareness and interest.  Through the acquisition of Altec Lansing and the establishment of AEG, we moved closer to obtaining our long-term goal of positioning ourselves to produce products that will meet consumer needs in an increasing convergence trend of communications and entertainment. The potential for future growth will depend on our efforts to expand customer awareness and our ability to successfully launch new products.

Looking forward into fiscal 2008, we are focused on the following key corporate goals to maximize long-term shareholder value:

•
Increase the adoption of our products in the office markets. Growing the office markets, through the introduction of compelling, easy to use, wireless products and demand generation campaigns will continue to be our top priority.

•
Continue to reduce manufacturing costs, particularly for our Bluetooth products.  We will continue to implement our supply chain optimization and re-engineering initiatives that are designed to increase inventory turns, improve forecast accuracy and reduce excess and obsolete inventory.  We will also continue our focus on reducing transformation costs by increasing the utilization of our China plant, improving direct labor productivity and reducing logistics costs. We will continue to increase the use of common platforms from which we can produce multiple generations of products.

•
Focus on turnaround plan for Altec Lansing.  Development of the next generation products with lower cost points and higher margins are a key priority for the next fiscal year.  We also plan to take advantage of the industrial design capabilities that exist within the ACG segment to make these next generation products more appealing to buyers.

In fiscal 2008, our goal is to grow revenues and profits.  We believe revenue growth will be achieved by increased sales of wireless products, both for the office and for use with cell phones, and by an improved product portfolio in AEG.  We expect corded communication headset sales to be flat to down for most markets.

We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements.  We acquired Altec Lansing on August 18, 2005 at which time we created our AEG segment.  Accordingly, the financial results for AEG for fiscal 2006 include only the results of operations for the seven and one-half months from the acquisition date of August 18, 2005 through March 31, 2006.

ANNUAL RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the consolidated statements of operations data and data by segment.  The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Consolidated

($ in thousands)	Fiscal Year Ended March 31,
	2005		2006		2007

Net revenues	$559,995	100.0%	$750,394	100.0%	$800,154	100.0%
Cost of revenues	271,537	48.5%	424,140	56.5%	491,339	61.4%
Gross profit	288,458	51.5%	326,254	43.5%	308,815	38.6%

Operating expense:
Research, development and engineering	45,216	8.1%	62,798	8.4%	71,895	9.0%
Selling, general and administrative	116,621	20.8%	153,094	20.4%	182,108	22.8%
Gain on sale of land	-	0.0%	-	0.0%	(2,637)	(0.3)%
Total operating expenses	161,837	28.9%	215,892	28.8%	251,366	31.4%

Operating income	126,621	22.6%	110,362	14.7%	57,449	7.2%

Interest and other income (expense), net	3,739	0.7%	2,192	0.3%	4,089	0.5%
Income before income taxes	130,360	23.3%	112,554	15.0%	61,538	7.7%
Income tax expense	32,840	5.9%	31,404	4.2%	11,395	1.4%
Net income	$97,520	17.4%	$81,150	10.8%	$50,143	6.3%

Audio Communications Group

($ in thousands)	Fiscal Year Ended March 31,
	2005		2006		2007

Net revenues	$559,995	100.0%	$629,725	100.0%	$676,514	100.0%
Cost of revenues	271,537	48.5%	340,437	54.1%	381,034	56.3%
Gross profit	288,458	51.5%	289,288	45.9%	295,480	43.7%

Operating expense:
Research, development and engineering	45,216	8.1%	56,570	9.0%	61,583	9.1%
Selling, general and administrative	116,621	20.8%	132,867	21.1%	151,857	22.4%
Gain on sale of land	-	0.0%	-	0.0%	(2,637)	(0.4)%
Total operating expenses	161,837	28.9%	189,437	30.1%	210,803	31.2%
Operating income	$126,621	22.6%	$99,851	15.9%	$84,677	12.5%

Audio Entertainment Group

($ in thousands)	Fiscal Year Ended March 31,
	2006		2007

Net revenues	$120,669	100.0%	$123,640	100.0%
Cost of revenues	83,703	69.4%	110,305	89.2%
Gross profit	36,966	30.6%	13,335	10.8%

Operating expense:
Research, development and engineering	6,228	5.2%	10,312	8.3%
Selling, general and administrative	20,227	16.8%	30,251	24.5%
Total operating expenses	26,455	21.9%	40,563	32.8%
Operating income	$10,511	8.7%	$(27,228)	(22.0)%

Net Revenues

Audio Communications Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$366,335	$446,524	$80,189	21.9%	$446,524	$475,323	$28,799	6.4%
Mobile	125,262	119,333	(5,929)	(4.7)%	119,333	146,859	27,526	23.1%
Gaming and Computer Audio	39,804	35,656	(4,148)	(10.4)%	35,656	30,162	(5,494)	(15.4)%
Other Specialty Products	28,594	28,212	(382)	(1.3)%	28,212	24,170	(4,042)	(14.3)%
Total segment net revenues	$559,995	$629,725	$69,730	12.5%	$629,725	$676,514	$46,789	7.4%

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

In fiscal 2007, our ACG segment net revenues grew 7.4% to $676.5 million, derived primarily from revenues from our OCC products as well as our Mobile products.

In comparison to fiscal 2005, fiscal 2006 ACG segment net revenues grew 12.5% to $629.7 million primarily on the strength of our wireless headset offerings for the office and for Bluetooth mobile applications.

Office and Contact Center

Net revenues from our office wireless systems increased approximately $53.6 million or 36% from $150.1 million to $203.8 million in fiscal 2007 compared to the prior year, again reflecting the trend toward wireless products.  Sales of professional grade corded headsets for office and contact center applications decreased 4% compared to fiscal 2006.

In comparison to fiscal 2005, fiscal 2006 OCC net revenue growth was primarily due to increased sales of our office wireless headsets, which increased 108% in fiscal 2006 compared to fiscal 2005 while sales of professional grade corded headsets for office and contact center applications were relatively flat.

Mobile

In comparison to fiscal 2006, fiscal 2007 Mobile net revenues increased primarily due to sales of our Bluetooth products, which grew $27.5 million or 23% from $119.3 million to $146.9 million primarily due to increased adoption of Bluetooth products in the market. The $47.2 million increase in net revenues from our Bluetooth products was partially offset by a decline in sales of corded products of $19.7 million in fiscal 2007 compared to the prior year.  The Bluetooth market is characterized by significant growth and represents our best opportunity for unit volume increases; however, this market is characterized by intense price competition.

In comparison to fiscal 2005, fiscal 2006 Mobile net revenues decreased primarily due to a decline of approximately 46% in sales of corded products, reflecting a trend towards wireless products.  Net revenues from our Bluetooth products grew 73.5% as a result of increased availability, increased adoption of Bluetooth products in the market, and the introduction of a new suite of Bluetooth headsets in fiscal 2006.

Gaming and Computer Audio

In comparison to fiscal 2006, our fiscal 2007 Gaming and Computer Audio net revenues decreased approximately 15% primarily due to competitive pressure in Europe, the end of life of an OEM headset in the second quarter of fiscal 2006, and the transition in Europe from products not in compliance with the Restriction on Hazardous Substances Directive (“RoHS”) and our older product lines, to RoHS-compliant products and our new lineup of .Audio and DSP computer headsets.

In comparison to fiscal 2005, fiscal 2006 Gaming and Computer Audio net revenues decreased predominantly due to a decline in revenues of our Halo 2 Edition of the GameCom headset for the Xbox, as consumer interest in the Halo 2 headset peaked during the holiday and post–holiday sales in the third and fourth quarters of fiscal 2005.  This decrease was partially offset by growth in PC headsets, driven by increased use of VoIP by consumers.

Other Specialty Products

In comparison to fiscal 2006, our fiscal 2007 Other Specialty Products net revenues decreased 14% primarily due to decreased sales of our Clarity products to two major retail customers, who decreased the number of product models that they carry.  Sales of Clarity products to state government programs and other distributors were relatively flat.

In comparison to fiscal 2005, fiscal 2006 Other Specialty Products net revenues also decreased slightly.

Audio Entertainment Group

	Fiscal Year Ended			Fiscal Year Ended
	March 31,	March 31,	Increase	March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)	2006	2007	(Decrease)

Revenues from unaffiliated customers:
Docking audio	$-	$80,998	$80,998	$80,998	$74,551	$(6,447)	(8.0)%
PC audio	-	46,136	46,136	46,136	63,066	16,930	36.7%
Other	-	10,406	10,406	10,406	11,463	1,057	10.2%
Less revenue reserves	-	(16,871)	(16,871)	(16,871)	(25,440)	(8,569)	50.8%
Total segment net revenues	$-	$120,669	$120,669	$120,669	$123,640	$2,971	2.5%

AEG offers computer and digital audio systems, digital radio frequency audio systems, and docking audio products as well as headphones and microphones for personal digital media. Major product categories include Docking Audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players; PC Audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems which includes interactive audio (headsets) and personal audio (headphones).  Currently, all the revenues in AEG are derived from our Altec Lansing products.  Altec Lansing products are primarily consumer goods sold in the retail channel and sales are highly seasonal.  The strongest revenues typically occur in the December quarter due to the holiday period.

 In fiscal 2007, our product portfolio was not sufficiently competitive, which resulted in a cumulative loss of market share.  While our year-over-year net revenues increased slightly, the fiscal 2007 results reflect a full year of operations while the fiscal 2006 results reflect only net revenues from the time of acquisition in August 2005 through fiscal year end, approximately seven and one-half months.

Docking Audio

In comparison to fiscal 2006, our fiscal 2007 Docking Audio net revenues decreased by approximately 8%, primarily as a result of intense competition in the MP3 accessories market, particularly in the U.S., and our reduced share of the MP3 accessories market.

PC Audio

Compared to fiscal 2006, fiscal 2007 PC Audio revenue increased approximately 37%, reflecting a full year of sales compared to the prior year  The products sold in fiscal 2007 were reasonably similar in terms of features and functionality to products sold in prior years, with the exception of a 5.1 system FX5051 and a high end 2.1 system FX4021.  Including the period prior to the acquisition in fiscal 2006, sales on the replacement products in fiscal 2007 were lower due to higher competition.  There were also price reductions in the PC Audio products, particularly in Europe.

Going forward, we anticipate that AEG net revenues will be relatively flat with fiscal 2007 levels until we are able to introduce new products.  In addition, we expect that the intense competition in the U.S. market for iPod accessories, which negatively impacted our fiscal 2007 results, will continue into fiscal 2008. We expect that we will continue to respond to the pricing pressures through promotional allowances and credits, which will negatively impact average selling prices.

Revenues may vary due to seasonality, timing of the introduction of new products, discounts and other incentives, channel mix, and new competitors entering these markets.  Other trends which will also impact our AEG revenues include growth of the MP3 player market, and our ability to successfully attach to new generations of MP3 players and to develop products which keep up with the rapidly-developing Docking Audio and PC Audio markets.

Consolidated

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

United States	$375,530	$483,513	$107,983	28.8%	$483,513	$491,706	$8,193	1.7%

Europe, Middle East and Africa	135,030	178,315	43,285	32.1%	178,315	195,090	16,775	9.4%
Asia Pacific and Latin America	33,152	61,880	28,728	86.7%	61,880	77,014	15,134	24.5%
Canada and Other International	16,283	26,686	10,403	63.9%	26,686	36,344	9,658	36.2%
Total International	184,465	266,881	82,416	44.7%	266,881	308,448	41,567	15.6%
Total consolidated net revenues	$559,995	$750,394	$190,399	34.0%	$750,394	$800,154	$49,760	6.6%

In comparison to fiscal 2006, the increase in consolidated net revenues in fiscal 2007 was primarily attributable to increased sales of our OCC wireless and Mobile products, partially offset by decreased sales of OCC corded products, Gaming and Computer Audio and Other Specialty Products.  Results of our AEG segment increased slightly in fiscal 2007 compared to fiscal 2006.  Results for fiscal 2007 included a full year of operations in fiscal 2007 compared to seven and one-half months in fiscal 2006.

Consolidated net revenues from domestic sales for fiscal 2007, as a percentage of total net revenues, decreased from approximately 64% to 61%, compared to a year ago.  Net revenues from international sales for fiscal 2007, as a percentage of total net revenue, increased from 36% to 39%, compared to fiscal 2006.  We experienced significant growth of approximately $15.1 million or 24.5% in our Asia Pacific Latin America region (“APLA”), which occurred across all major product groups, but was particularly strong in Bluetooth mobile and OCC wireless office headsets.  Net revenues in our Europe, Middle East, and Africa (“EMEA”) region were up $16.8 million or 9.4% when compared to the prior year mostly due to strong demand for OCC wireless office system and Bluetooth mobile products.  The shift to higher international revenues also reflects the intense price competition in the docking audio products market in the US.

In comparison to fiscal 2005, the increase in consolidated net revenues in fiscal 2006 was primarily attributable to the additional net revenues of $120.7 million resulting from the acquisition of Altec Lansing and growth in the Office and Contact Center products, especially in our wireless products. This increase was partially offset by a decrease in our mobile headset net revenues, driven primarily by lower corded revenues and lower net revenues from our gaming products. The wireless market, coupled with a trend toward the convergence of communications and entertainment, continued to grow, with net revenues up approximately 75% compared to fiscal 2005. In addition, our total net revenues from wireless products for fiscal 2006 accounted for approximately 40% of our total ACG net revenues compared to 26% in fiscal 2005.

Consolidated net revenues from domestic sales for fiscal 2006, as a percentage of total net revenues, decreased from approximately 67% to 64%, compared to fiscal 2005. Net revenues from international sales for fiscal 2006, as a percentage of total net revenue, increased from 33% to 36%, respectively, compared to fiscal 2005.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling, depreciation, warranty expense, reserves for excess and obsolete inventory, freight expense, royalties and an allocation of overhead expenses, including facilities and IT costs.

Audio Communications Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Net revenues	$559,995	$629,725	$69,730	12.5%	$629,725	$676,514	$46,789	7.4%
Cost of revenues	271,537	340,437	68,900	25.4%	340,437	381,034	40,597	11.9%
Segment gross profit	$288,458	$289,288	$830	0.3%	$289,288	$295,480	$6,192	2.1%
Segment gross profit %	51.5%	45.9%	(5.6)	ppt.	45.9%	43.7%	(2.3)	ppt.

In comparison to fiscal 2006, gross profit as a percent of net revenues in fiscal 2007 decreased 2.3 percentage points, primarily due to the following:

•
a product mix shift toward consumer products, which have lower gross margins than many of our office products,  coupled with continued pricing pressure, especially on consumer Bluetooth headsets.  However, compared to the prior year, gross margins for Bluetooth products have improved;

•
requirements for excess and obsolete inventory which increased $4.4 million due to unanticipated shifts in demand and the cost of our warranty obligation was higher due in part to increases in sales and in part to a mix shift toward wireless products which have a higher rate of return under warranty and higher product cost;

•	an increase in capacity in our production facilities in Suzhou, China and Tijuana, Mexico, in preparation for anticipated future demand, especially for our Bluetooth products; and

•	stock-based compensation charges in fiscal 2007 of $2.9 million.

These negative factors were partially offset by the favorable impact of better component pricing which we were able to obtain through our expanded presence in China, better factory utilization at our plant in Tijuana, Mexico and improvements in manufacturing yields.

In comparison to fiscal 2005, gross profit as a percent of net revenues decreased 5.6 percentage points in fiscal 2006. This decrease was primarily due to higher manufacturing costs due to the following:

•
increased capacity in our production facilities in Suzhou, China and Tijuana, Mexico.  During fiscal 2006, we constructed a new manufacturing and design center in Suzhou.   While net revenues were up year over year, production volume in the facility in Mexico was down, as a result of the changing mix of products from lower cost corded products to higher cost wireless products;

•	the yield on new products was below and unit costs were above our targeted levels, and we incurred higher scrap costs due to new product launches, further contributing to the decline in gross profit;

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

Audio Entertainment Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Net revenues	$-	$120,669	$120,669		$120,669	$123,640	$2,971	2.5%
Cost of revenues	-	83,703	83,703		83,703	110,305	26,602	31.8%
Segment gross profit	$-	$36,966	$36,966		$36,966	$13,335	$(23,631)	(63.9)%
Segment gross profit %		30.6%	30.6	ppt.	30.6%	10.8%	(19.8)	ppt.

Gross profit for fiscal 2007 reflects twelve months of operations compared to approximately seven and one-half months of operations in fiscal 2006, from the time of acquisition in August 2005 through year-end.  In fiscal 2007, compared to the prior year, gross profit decreased primarily due to the following:

•	competitive pricing pressures which resulted in significant discounting and price protection programs, particularly for the Docking Audio product line;

•	a shift in product mix. In fiscal 2007, we sold a higher proportion of PC Audio products than in fiscal 2006. PC Audio products carry lower gross margins than Docking Audio products;

•	increased provisions for excess and obsolete inventory of $2.1 million and adverse purchase commitments of $3.0 million due to unanticipated shifts in demand for our products; and

•	increased freight expense, in part due to surcharges related to rising fuel costs.

Gross profit may vary depending on the product mix, competitive pricing pressures, amount of excess and obsolete inventory charges, return rates, the amount of product sold in which royalties are required to be paid and the rate at which royalties are calculated and other factors. A further product mix shift towards the lower margin PC Audio products may cause downward pressure on our gross profit.

Consolidated

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Net revenues	$559,995	$750,394	$190,399	34.0%	$750,394	$800,154	$49,760	6.6%
Cost of revenues	271,537	424,140	152,603	56.2%	424,140	491,339	67,199	15.8%
Consolidated gross profit	$288,458	$326,254	$37,796	13.1%	$326,254	$308,815	$(17,439)	(5.3)%
Consolidated gross profit %	51.5%	43.5%	(8.0)	ppt.	43.5%	38.6%	(4.9)	ppt.

In comparison to fiscal 2006, the decrease in consolidated gross profit in fiscal 2007 was primarily attributable to the following:

•	decreased net revenues in AEG due to increased price competition, loss of market share, and pricing incentives;

•	a shift in product mix within both ACG and AEG;

•	increased provisions for excess and obsolete inventory for both ACG and AEG and adverse purchase commitments due to unanticipated shifts in demand for AEG products; and

•	stock-based compensation charges in fiscal 2007 of $2.9 million.

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

In comparison to fiscal 2005, the increase in the consolidated gross profit in fiscal 2006 was primarily attributable to incremental gross margin of $36.9 million from our acquisition of Altec Lansing and overall higher revenues. Despite the incremental gross profit from AEG, our gross profit as a percent of revenues decreased by approximately eight percentage points which is attributable to two main factors.  One, manufacturing costs in ACG increased.  Two, Altec Lansing’s gross profit as a percentage of revenues, including the impact of purchase accounting, is lower than the Plantronics’ core business gross profit as a percentage of revenues.  Therefore, by combining the lower gross profit of the Audio Entertainment business with the higher gross profit of the Audio Communications business, the gross profit margin of the consolidated company is reduced.

Gross profit margin may vary depending on the product mix, customer mix, channel mix, amount of excess and obsolete inventory charges, changes in our warranty repair costs or return rates, royalty payments, competitive pricing and discounts or customer incentives, mix of higher air freight costs compared to lower cost of ocean or ground freight, and other factors.

Research, Development and Engineering

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead expenses, including facilities, human resources, and IT costs.

Audio Communications Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Research, development and engineering	$45,216	$56,570	$11,354	25.1%	$56,570	$61,583	$5,013	8.9%
% of total segment net revenues	8.1%	9.0%	0.9	ppt.	9.0%	9.1%	0.1	ppt.

Research, development and engineering expense of ACG reflects our commitment to developing new products for the markets we serve.

In comparison to fiscal 2006, our fiscal 2007 research, development and engineering expenses were higher primarily due to the following:

•	stock-based compensation charges in fiscal 2007 of $3.7 million; and

•	incremental growth in our development activity at our design centers in Mexico and China.

These increases were partially offset by decreased new product development spending on outside services, materials and design verification tooling due to platforming and lower compensation due to reduced headcount.

In comparison to fiscal 2005, our fiscal 2006 research, development and engineering expenses were higher, primarily due to the following:

•	incremental spending in our ongoing design and development of wireless products, including a new suite of Bluetooth products;

•	growth in our design centers in Mexico and China where we spent $3.7 million and $1.5 million, respectively, in fiscal 2006;

•	high expenses for project materials, relating to verification builds of these newly launched products;

•	additional expenses to develop new technology, including technology acquired through Volume Logic; and

•	increased legal fees to protect our intellectual property.

Audio Entertainment Group
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Research, development and engineering	$-	$6,228	$6,228		$6,228	$10,312	$4,084	65.6%
% of total segment net revenues		5.2%	5.2	ppt.	5.2%	8.3%	3.2	ppt.

In comparison to fiscal 2006, the increase in fiscal 2007 research, development and engineering expense is primarily attributable to:

•	a full year of expenses in fiscal 2007 compared to only seven and one-half months of expenses in the prior year;

•	increased spending on external design firms and consultants; and

•	increased headcount in research and development.

These increases in fiscal 2007 were partially offset by the one-time charge of $0.9 million in fiscal 2006 to write off purchased in-process research and development associated with the Altec acquisition.

Consolidated

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Research, development and engineering	$45,216	$62,798	$17,582	38.9%	$62,798	$71,895	$9,097	14.5%
% of total consolidated net revenues	8.1%	8.4%	0.3	ppt.	8.4%	9.0%	0.6	ppt.

In comparison to fiscal 2006, the increase in fiscal 2007 research, development and engineering expense was primarily attributable to costs associated with the expansion of our ACG design centers in Tijuana, Mexico and Suzhou, China, the impact of the stock-based compensation charges, and AEG expenses reflecting a full year of expenses compared to only seven and one half months of expenses for the comparable period one year ago.

In comparison to fiscal 2005, the increase in fiscal 2006 is attributable to expenses associated with the development of new products, the costs associated with our design centers in Tijuana, Mexico and Suzhou, China and the additional expenses from AEG.

We expect that our research, development and engineering expenses will increase due to continued expenditures for wireless office and wireless mobile products, gaming products and the home and home office products; and increased expenditures related to revitalizing our AEG product line up.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of compensation costs, professional service fees, litigation costs, marketing costs, bad debt expense and allocation of overhead expenses, including facilities, human resources and IT costs.

Audio Communications Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Selling, general and administrative	$116,621	$132,867	$16,246	13.9%	$132,867	$151,857	$18,990	14.3%
% of total segment net revenues	20.8%	21.1%	0.3	ppt.	21.1%	22.4%	1.3	ppt.

In comparison to fiscal 2006, fiscal 2007 selling, general and administrative expenses increased due to the following:

•	stock-based compensation charges of $9.5 million;

•	higher headcount and related compensation expense of $7.1 million in sales, marketing and general administrative functions;

•	an increase in depreciation expense;

•	an increase in costs associated with outside providers for legal, accounting and auditing services; and

•	an increase in marketing and advertising spending.

In comparison to fiscal 2005, our fiscal 2006, selling, general and administrative expenses increased due to the following:

•	costs of $10.6 million spent on the national branding campaign in fiscal 2006 compared to $1.3 million in 2005, and higher headcount in the marketing function;

•	a favorable court ruling and legal settlement which provided a one-time benefit of approximately $2.8 million in fiscal 2005;

•	an increase in sales expenses attributable to a larger global sales presence and an increase in sales-related compensation; and

•	additional expenditures relating to Volume Logic, which was acquired at the beginning of fiscal 2006.

Audio Entertainment Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Selling, general and administrative	$-	$20,227	$20,227		$20,227	$30,251	$10,024	49.6%
% of total segment net revenues		16.8%	16.8	ppt.	16.8%	24.5%	7.7	ppt.

In comparison to fiscal 2006, fiscal 2007 selling, general and administrative expenses increased primarily due to the following:

•	a full year of expenses in fiscal 2007 compared to only seven and one-half months of expenses in the prior year;

•	increased marketing costs associated with trade shows; and

•	stock-based compensation expense.

These increases were partially offset by decreased commission and bonus costs associated with lower net revenues and profits.

Consolidated

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Selling, general and administrative	$116,621	$153,094	$36,473	31.3%	$153,094	$182,108	$29,014	19.0%
% of total consolidated net revenues	20.8%	20.4%	(0.4)	ppt.	20.4%	22.8%	2.4	ppt.

In comparison to fiscal 2006, fiscal 2007 selling, general and administrative expenses increased primarily due to the following:

•	stock-based compensation charges of $10.2 million;

•	higher headcount and related compensation expense in sales, marketing and general administrative functions; and

•	a full year of AEG expenses in fiscal 2007 compared to only seven and one-half months of expenses in the prior year.

In comparison to fiscal 2005, the increase in consolidated selling, general and administrative expenses in fiscal 2006 can be attributed to the following:

•	costs associated with our national branding and advertising campaign;

•	the impact of the one-time benefit from the legal settlement in the comparable period a year ago;

•	higher compensation related charges and costs associated with a larger global sales presence;

•	additional expenses associated with the acquisition of AEG, of which $2.6 million relates to amortization charges for the intangible assets acquired in the purchase of Altec Lansing; and

•	expenditures relating to the acquisition of Volume Logic.

We anticipate our consolidated selling, general and administrative expenses will increase in fiscal 2008.

Gain on Sale of Land

During the first quarter of fiscal 2007, we sold a parcel of land in Frederick, Maryland, for net proceeds of $2.7 million and recorded a gain of $2.6 million from the sale of this property.

Total Operating Expenses and Operating Income

Audio Communications Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Operating expense	$161,837	$189,437	$27,600	17.1%	$189,437	$210,803	$21,366	11.3%
% of total segment net revenues	28.9%	30.1%	1.2	ppt.	30.1%	31.2%	1.1	ppt.

Operating income	$126,621	$99,851	$(26,770)	(21.1)%	$99,851	$84,677	$(15,174)	(15.2)%
% of total segment net revenues	22.6%	15.9%	(6.8)	ppt.	15.9%	12.5%	(3.3)	ppt.

In comparison to fiscal 2006, fiscal 2007 operating income decreased 15.2% or 3.3 percentage points due to the 2.3 percentage point decrease in gross profit and higher operating expenses of 1.1 percentage points as a percentage of revenue, primarily resulting from stock-based compensation charges of $16.1 million.  The increased expenses were partially offset by a $2.6 million pre-tax gain in the first quarter of fiscal 2007 due to the sale of land in Frederick, Maryland.

In comparison to fiscal 2005, our fiscal 2006 operating income decreased 21.1% or 6.8 percentage points due to the 5.6 percentage point decrease in gross profit and higher operating expenses of 1.2 percentage points as a percentage of revenue.

Audio Entertainment Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Operating expense	$-	$26,455	$26,455		$26,455	$40,563	$14,108	53.3%
% of total segment net revenues		21.9%	21.9	ppt.	21.9%	31.2%	9.2	ppt.

Operating income (loss)	$-	$10,511	$10,511		$10,511	$(27,228)	$(37,739)	(359.0)%
% of total segment net revenues		8.7%	8.7	ppt.	8.7%	(22.0)%	(30.7)	ppt.

In comparison to fiscal 2006, the fiscal 2007 operating loss reflects a reduced gross profit percentage compared to the prior year and higher operating expenses both in dollar terms and as a percentage of revenues.  Results for fiscal 2006 include the period following the acquisition on August 18, 2005. Fiscal 2007 includes $7.1 million of non-cash charges related to the amortization of acquired intangibles compared to $4.7 million in fiscal 2006.  These charges include $4.2 million in cost of revenues relating to the amortization of acquired technology assets and $2.9 million recorded under selling, general and administrative expense representing primarily the amortization of acquired intangibles, excluding technology assets.  These non-cash purchase accounting charges will continue for the next 5 to 7 years.

Consolidated

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Operating expense	$161,837	$215,892	$54,055	33.4%	$215,892	$251,366	$35,474	16.4%
% of total consolidated net revenues	28.9%	28.8%	(0.1)	ppt.	28.8%	31.4%	2.6	ppt.

Operating income	$126,621	$110,362	$(16,259)	(12.8)%	$110,362	$57,449	$(52,913)	(47.9)%
% of total consolidated net revenues	22.6%	14.7%	(7.9)	ppt.	14.7%	7.2%	(7.5)	ppt.

In comparison to fiscal 2006, our fiscal 2007 operating income decreased primarily due to lower gross profit percentages, the impact of stock-based compensation charges, and the operating loss associated with the acquired AEG business.

In comparison to fiscal 2005, our fiscal 2006 operating income decreased primarily due to lower gross profit percentages and higher operating costs of our ACG business despite higher net revenues and the incremental operating income of $10.5 million associated with the acquisition of Altec Lansing. As a result, operating income decreased from 22.6% to 14.7% as a percentage of revenue.

We believe that our operating margins will be impacted by product mix shifts, stock-based compensation, non-cash charges associated with purchase accounting, product life cycles, and seasonality.   Until the product refresh of the Altec Lansing products is completed, we anticipate that the operating results for the AEG segment will reflect operating losses as the anticipated revenues will be insufficient to cover costs.

Interest and Other Income, Net

Consolidated

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Interest and other income (expense), net	$3,739	$2,192	$(1,547)	(41.4)%	$2,192	$4,089	$1,897	86.5%
% of total net revenues	0.7%	0.3%	(0.4)	ppt.	0.3%	0.5%	0.2	ppt.

In comparison to fiscal 2006, interest and other income (expense), net in fiscal 2007 increased primarily due to a $2.3 million foreign exchange gain net of hedging, compared to a net foreign exchange loss of $1.2 million in fiscal 2006, due to strengthening of the Euro and Great British Pound against the U.S. dollar.  Partially offsetting this gain was a reduction in interest income as a result of lower average cash balances following the acquisition of Altec Lansing in fiscal 2006.

In comparison to fiscal 2005, interest and other income (expense), net in fiscal 2006 decreased primarily due to a $1.2 million foreign exchange loss, net of hedging compared to a net foreign exchange gain of $0.03 million in fiscal 2005, due to a strengthening of the U.S. dollar against the Euro and Great British Pound.  In addition, in order to finance the acquisition of Altec Lansing, we drew down on our line of credit and we used short-term investments.  As a result, we incurred higher interest expense attributable to the outstanding balance on our line of credit and lower interest income due to lower short-term investment balances.

Income Tax Expense

Consolidated

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
($ in thousands)	2005	2006	(Decrease)		2006	2007	(Decrease)

Income before income taxes	$130,360	$112,554	$(17,806)	(13.7)%	$112,554	$61,538	$(51,016)	(45.3)%
Income tax expense	32,840	31,404	(1,436)	(4.4)%	31,404	11,395	(20,009)	(63.7)%
Net income	$97,520	$81,150	$(16,370)	(16.8)%	$81,150	$50,143	$(31,007)	(38.2)%

Effective tax rate	25.2%	27.9%	2.7	ppt.	27.9%	18.5%	(9.4)	ppt.

In comparison to fiscal 2006, our effective income tax rate in fiscal 2007 decreased from 27.9% to 18.5%.   The effective tax rate is lower than previous years due to lower U.S. net income which is taxed at higher rates than our foreign income. The decline in U.S. net income is primarily due to the losses in AEG and stock-based compensation due to the adoption of  SFAS No. 123R.  Stock-based compensation is proportionally higher in the U.S. than in our overseas locations which impacts our effective tax rate.  These factors resulted in an overall rate of 18.5% for fiscal year 2007.

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

FINANCIAL CONDITION

The table below provides selected consolidated cash flow information, for the periods indicated:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
($ in thousands)	2005	2006	2007

Cash provided by operating activities	$93,604	78,348	$73,048

Cash used for capital expenditures and other assets	(27,723)	(41,860)	(24,028)
Cash used for acquisitions	-	(165,393)	-
Cash provided by (used for) other investing activities	(39,776)	156,387	1,546
Cash used for investing activities	(67,499)	(50,866)	(22,482)

Cash used for financing activities	$(4,061)	(36,558)	$(26,244)

Cash Flows from Operating Activities

Cash flows from operating activities are the principal source of cash for us.

In comparison to 2006, fiscal 2007 operating cash flow decreased by $5.3 million.  The primary reasons include the following:

•	net income of $50.1 million for the year ended March 31, 2007 compared to $81.2 million in fiscal 2006; and,

•
increases in net inventory balances of $20.7 million, primarily related to finished goods for Bluetooth and wireless office products.  Average annual inventory turns decreased from 5.1 in fiscal 2006 to 3.8 in fiscal 2007.

These decreases to operating cash flow were partially offset by the following:

•	a $16.9 million non-cash stock-based compensation charge was recorded under the provisions of SFAS 123(R);

•
an increase of $10.9 million in accrued liabilities as a result of an increase in accruals for employee benefits, increased audit and accounting fees, and increased accruals related to foreign exchange hedging activities; and

•
an increase in non-cash charges for depreciation and amortization of $6.1 million.  As a result of the acquisition of Altec Lansing in August 2005, we acquired additional property, plant and equipment resulting in more depreciation, and we acquired significant intangible assets resulting in more amortization. Finally, we placed additional fixed assets into production in our new manufacturing plant in Suzhou, China and in our new research and development center in Tijuana, Mexico, and completed certain building improvements in our Santa Cruz, California headquarters facility.

In comparison to 2005, fiscal 2006 operating cash flow decreased by $15.3 million.  The primary reasons include the following:

•	net income of $81.2 million for the year ended March 31, 2006 compared to $97.5 million in fiscal 2005;

•	an increase in non-cash charges for depreciation and amortization, which increased to $23.1 million in fiscal 2006 compared to $12.0 million in fiscal 2005;

•
increases in inventory balances, primarily related to raw material purchases for manufacturing of our Bluetooth and wireless office products due to higher demand.  Average annual inventory turns decreased from 5.4 in fiscal 2005 to 5.1 in fiscal 2006; and

•
increased accounts receivable as a result of a higher level of sales and linearity of sales higher at the end of the fourth quarter than historical results, offset by strong cash collections.  Average annual days sales outstanding (“DSO”) slightly increased from 49 days in fiscal 2005 to 50 days in fiscal 2006.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels and timing of payments.

Cash Flows from Investing Activities

In fiscal 2007, we used $22.5 million in cash for investing activities compared to $50.9 million of cash used in fiscal 2006.

Cash used in investing activities in the year ended March 31, 2007 was primarily attributable to $24 million in capital expenditures, including building improvements at our corporate headquarters, expansion of a warehouse facility in Milford, Pennsylvania, and the purchase of machinery and equipment, tooling, computers, and software.  During the first quarter of fiscal year 2007, we received $2.7 million in net proceeds from the sale of land in Frederick, Maryland.

Cash used in investing activities in the year ended March 31, 2006 reflected the payment of $165 million to purchase Altec Lansing and $41.9 million in capital expenditures, partially offset by net maturities of short-term investments of $156.4 million.

We anticipate purchasing more short-term investments as interest rates continue to rise in order to obtain more favorable yields. As our business grows, we may need additional facilities and capital expenditures to support our growth. We plan to finish the building improvements at our Santa Cruz headquarters in calendar year 2008.  We will continue to evaluate new business opportunities and new markets. If we pursue new opportunities or markets in areas in which we do not have existing facilities, we may need additional expenditures to support future expansion.

Cash Flows from Financing Activities

In fiscal 2007, cash flows used for financing activities were approximately $26.2 million compared to $36.6 million used in fiscal 2006.

Cash used for financing activities for the year ended March 31, 2007 included the repurchase of 175,000 shares of our common stock for $4.0 million.  As of March 31, 2007, no shares remained authorized for repurchase.  We also paid cash dividends totaling $9.5 million and made aggregate payments of $22.0 million to pay off the balance on our line of credit.  Sources of cash included proceeds of $3.3 million from the exercise of employee stock options and $4.9 million from the re-issuance of treasury stock under our employee stock purchase plan.

Cash used for financing activities for the year ended March 31, 2006 included the repurchase of 2.2 million shares of our common stock for $70.4 million and the payment of cash dividends of $9.5 million.  These cash outflows were partially offset by net proceeds of $45.0 million from our line of credit, proceeds of $16.9 million from the exercise of employee stock options and proceeds of $4.3 million from the re-issuance of treasury stock under our employee stock purchase plan.

On May 1, 2007, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on June 8, 2007 to stockholders of record on May 18, 2007.  We expect to continue our quarterly dividend of $0.05 per common share. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial condition and financial performance, as well as meeting conditions under our credit agreement.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion.  In fiscal 2006, we undertook several large projects which included construction of our new manufacturing and design facility in Suzhou, China which has now been substantially completed and is presently in operation.  We spent $2.4 million on capital expenditures for Suzhou, China in fiscal 2007, compared to $12.2 million in the prior year.  We also began construction of the new industrial design wing at our Santa Cruz headquarters building in fiscal 2006 and spent $1.8 million and $2.8 million on capital expenditures for this project in fiscal 2006 and 2007, respectively.  We have also made $9.6 million of capital expenditures to improve our manufacturing facility in Tijuana, Mexico in fiscal year 2007, compared to $7.2 million in the prior year.

In fiscal 2008, we expect to spend $25 - $30 million in capital expenditures, primarily for tooling, IT systems and to complete the expansion of our facilities in Santa Cruz.

At March 31, 2007, we had working capital of $258.4 million, including $103.4 million of cash, cash equivalents and short-term investments, compared with working capital of $201.4 million, including $76.7 million of cash, cash equivalents and short-term investments at March 31, 2006.

We have a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010. In the year ended March 31, 2007, we made aggregate principal payments of $22.0 million against the outstanding balance and the line of credit was fully repaid in the fourth quarter of fiscal 2007.  At March 31, 2007, there were no outstanding borrowings under the credit facility and our commitments under a letter of credit sub-facility were $1.4 million. The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters.  It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under our amended Credit Agreement.

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

We believe that our current cash, cash equivalents and cash provided by operations, and our line of credit will be sufficient to fund operations for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Certain Forward-Looking Information” and “Risk Factors” in this Annual Report on Form 10-K for factors that could affect our estimates for future financial needs and sources of working capital.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations that we were reasonably likely to incur as of March 31, 2007 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
($ in thousands)	Total	2008	2009	2010	2011	2012	Thereafter

Operating leases	$15,410	$4,344	$3,720	$2,283	$1,149	$913	$3,001
Unconditional purchase obligations	3,011	3,011	-	-	-	-	-
Total contractual cash obligations	$18,421	$7,355	$3,720	$2,283	$1,149	$913	$3,001

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

We believe our most critical accounting policies and estimates include the following:

•	Revenue Recognition
•	Allowance for Doubtful Accounts
•	Excess and Obsolete Inventory
•	Warranty
•	Goodwill and Intangibles
•	Income Taxes
•	Stock-Based Compensation Expense

Revenue Recognition

Revenue from sales of products to customers is recognized when the following criteria have been met:

•	Title and risk of ownership are transferred to customers;
•	Persuasive evidence of an arrangement exists;
•	The price to the buyer is fixed or determinable; and
•	Collection is reasonably assured.

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

Excess and Obsolete Inventory

Inventories are stated at the lower of cost or market.  Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

We account for abnormal amounts such as idle facility expense, double freight, and re-handling costs as current-period charges. Additionally, we allocate fixed production overheads to the costs of conversion based on the normal capacity of the production facilities. All shipping and handling costs incurred in connection with the sale of products are included in the cost of revenues.

Management writes down inventory for excess and obsolete inventories. Write-downs are determined by reviewing our demand forecast and by determining what inventory, if any, is not saleable. Our demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors. If our demand forecast is greater than actual demand, and fail to reduce our supply chain accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross profit.

At the point of inventory write-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Product Warranty Obligations

Management provides for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product.  The contractual terms may vary depending upon the geographic region in which the customer is located, the brand and type of product sold, and other conditions, which affect or limit the customers’ rights to return product under warranty.  Where specific warranty return rights are given to customers, management accrues for the estimated cost of those warranties at the time revenue is recognized. Generally, warranties start at the delivery date and continue for one or two years, depending on the type and brand, and the location in which the product was purchased.  Where specific warranty return rights are not given to the customer but where the customers are granted limited rights of return or discounts in lieu of warranty, management records these rights of return or discounts as adjustments to revenue.  In certain circumstances, we may sell product without warranty, and accordingly, no charge is taken for warranty.  Factors that affect the warranty obligation include sales terms, which obligate us to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures. Management assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on actual experience and changes in estimated future return rates.

Goodwill and Intangibles

As a result of past acquisitions, the Company has recorded goodwill and intangible assets on the consolidated balance sheets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) we classify intangible assets into three categories: (1) goodwill; (2) intangible assets with indefinite lives not subject to amortization; and (3) intangible assets with definite lives subject to amortization. Goodwill and intangible assets with indefinite lives are not amortized. Management performs a review at least annually, or more frequently if indicators of impairment exist, to determine if the carrying value of goodwill and indefinite lived intangible assets is impaired. Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  The identification and measurement of goodwill impairment involves the estimation of the fair value at the Company’s reporting unit level. Such impairment tests for goodwill include comparing the fair value of a reporting unit with its carrying value, including goodwill.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows, discount rates, growth rates, estimated costs, and other factors, which utilize historical data, internal estimates, and in some cases outside data. If the carrying value of the asset exceeds management’s estimate of fair value, goodwill may become impaired, and the Company may be required to take an impairment charge, which would negatively impact our operating results.

The identification and measurement of purchased intangible assets with indefinite lives involves the estimation of the fair value which is based on management assumptions about expected future cash flows, discount rates, growth rates, estimated costs and other factors which utilize historical data, internal estimates, and in some cases outside data.  Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to ten years.    Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Such conditions may include an economic downturn or a change in the assessment of future operations.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

We assess the probability of adverse outcomes from tax examinations regularly to determine the adequacy of its reserve for income taxes.  Tax reserves are established when despite our belief that tax return positions are consistent with applicable tax laws, certain positions are subject to challenge and we may not successfully defend its position. While it is difficult to predict the final outcome or timing of resolution of any particular tax matter, we believe that reserves reflect the probable outcome of known tax contingencies.

We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  As of March 31, 2007, we believe that all of our deferred tax assets are recoverable; however, if there was a change in our  ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

Stock-based Compensation Expense

During the first quarter of fiscal 2007, we adopted the provisions of, and now account for stock-based compensation in accordance with, Financial Accounting Standards Board’s (“FASB”) SFAS No. 123(R) which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions of this statement, our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective adoption method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants, to unvested grants that were outstanding as of the effective date and to all outstanding awards subsequently modified. Estimated compensation for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for the SFAS No. 123 pro forma disclosures. We make regular assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our consolidated statements of operations.

We calculate the fair value of restricted stock based on the fair market value of our stock on the date of grant. We calculate the fair value of stock options and employee stock purchase plan shares using the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the volatility of our common stock-based on an equally weighted average of historical and implied volatility. Implied volatility is based on the volatility of our publicly traded options on our common stock. We determined that a blend of historical and implied volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility, which we had used for our pro forma disclosures under SFAS No. 123 prior to fiscal 2007. We estimate the expected life of options granted based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We base the dividend yield assumption on our current dividend and the market price of our common stock at the date of grant. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The guidance in SFAS No. 123(R) and SAB No. 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and could materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

The adoption of SFAS No. 123(R) had a material impact on our consolidated financial position and results of operations. See Note 4, “Stock-Based Compensation”, for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $68.7 million at March 31, 2006 compared to $94.1 million at March 31, 2007.  We had short-term investments of $8.0 million and $9.2 million at March 31, 2006 and 2007, respectively. Cash equivalents have a maturity when purchased of three months or less; short-term investments have a maturity of greater than three months, and are classified as available-for-sale.  All of our short-term investments are held in our name at a limited number of major financial institutions and consist of auction rate securities. The taxable equivalent interest rates realized on these investments averaged 5.0% for fiscal 2007.  Our investment policy generally requires that we only invest in auction rate securities, deposit accounts, certificates of deposit or commercial paper with minimum ratings of A1/P1 and money market mutual funds with minimum ratings of AAA.

We applied the same modeling technique as we used at March 31, 2006 to measure the hypothetical changes in fair values in our short-term investments, excluding cash and cash equivalents, held at March 31, 2007 that are sensitive to changes in interest rates.  Based upon our analysis, the fair values did not change materially as our investments are of short duration and the amount held at March 31, 2007 was not significant enough to result in a material change in fair value.

As of April 28, 2007, we had no borrowings under the revolving credit facility and $1.4 million committed under the letter of credit sub-facility.  If we choose to borrow additional amounts under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are engaged in a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. We hedge our balance sheet exposure by hedging Euro and Great British Pound denominated receivables, payables, and cash balances, and our economic exposure by hedging a portion of anticipated Euro and Great British Pound denominated sales. However, we have no assurance our strategy will be successfully implemented and that exchange rate fluctuations will not materially adversely affect our business in the future.

Non-designated Hedges

We hedge our Euro and Great British Pound denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts:

March 31, 2007
(in millions)
Currency - forward contracts	Position	USD Value of Net FX Contracts	FX Gain (Loss)From 10%Appreciation of USD	FX Gain (Loss) From 10%Depreciation of USD
Euro	Sell Euro	$34.4	$3.4	$(3.4)
Great British Pound	Sell GBP	12.2	1.2	(1.2)
Net position		$46.6	$4.6	$(4.6)

Cash Flow Hedges

Approximately 33%, 36%, and 39% of revenue in fiscal 2005, 2006, and 2007, respectively, was derived from sales outside of the United States, which were predominantly denominated in the Euro and the Great British Pound in each of the fiscal years.

As of March 31, 2007, we had foreign currency call option contracts of approximately €57.0 million and £16.3 million denominated in Euros and Great British Pounds, respectively. As of March 31, 2007, we also had foreign currency put option contracts of approximately €57.0 million and £16.3 million denominated in Euros and Great British Pounds, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $9.7 million or a loss of $10.8 million.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

March 31, 2007
(in millions)
Currency - option contracts	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Call options	$(109.4)	$2.8	$(9.5)
Put options	103.1	6.9	(1.3)
Net position	$(6.3)	$9.7	$(10.8)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2006	2007

ASSETS
Current assets:
Cash and cash equivalents	$68,703	$94,131
Short-term investments	8,029	9,234
Accounts receivable, net	118,008	113,758
Inventory	105,882	126,605
Deferred income taxes	12,409	12,659
Other current assets	15,318	18,474
Total current assets	328,349	374,861
Property, plant and equipment, net	93,874	97,259
Intangibles, net	109,208	100,120
Goodwill	75,077	72,825
Other assets	5,741	6,239
Total assets	$612,249	$651,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$22,043	$-
Accounts payable	48,574	49,956
Accrued liabilities	43,081	54,025
Income taxes payable	13,231	12,476
Total current liabilities	126,929	116,457
Deferred tax liability	48,246	37,344
Long-term liabilities	1,453	696
Total liabilities	176,628	154,497

Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value per share; 100,000 shares authorized, 66,270 shares and 66,641 shares issued at 2006 and 2007, respectively	662	666
Additional paid-in capital	325,764	340,661
Deferred stock-based compensation	(8,599)	-
Accumulated other comprehensive income	3,634	2,666
Retained earnings	509,562	550,165
	831,023	894,158
Less: Treasury stock (common: 18,732 and 18,576 shares at 2006 and 2007, respectively) at cost	(395,402)	(397,351)
Total stockholders' equity	435,621	496,807
Total liabilities and stockholders' equity	$612,249	$651,304

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2005	2006	2007
Net revenues	$559,995	$750,394	$800,154
Cost of revenues	271,537	424,140	491,339
Gross profit	288,458	326,254	308,815
Operating expenses:
Research, development and engineering	45,216	62,798	71,895
Selling, general and administrative	116,621	153,094	182,108
Gain on sale of land	-	-	(2,637)
Total operating expenses	161,837	215,892	251,366
Operating income	126,621	110,362	57,449
Interest and other income, net	3,739	2,192	4,089
Income before income taxes	130,360	112,554	61,538
Income tax expense	32,840	31,404	11,395
Net income	$97,520	$81,150	$50,143

Net income per share - basic	$2.02	$1.72	$1.06

Shares used in basic per share calculations	48,249	47,120	47,361

Net income per share - diluted	$1.92	$1.66	$1.04

Shares used in diluted per share calculations	50,821	48,788	48,020

Cash dividends declared per common share	$0.15	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,520	$81,150	$50,143

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,034	23,083	29,151
Stock-based compensation	194	1,161	16,919
Provision for (benefit from) doubtful accounts	1,814	1,518	(288)
Provision for excess and obsolete inventories	2,311	10,424	14,551
Provision for (benefit from) deferred income taxes	5,682	(4,595)	(8,430)
Income tax benefit associated with stock option exercises	11,758	4,141	501
Excess tax benefit from stock-based compensation	-	-	(1,208)
Loss (gain) on disposal of property, plant, and equipment, net	583	69	(2,535)
Impairment of intangible asset	-	-	800
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(25,028)	(15,093)	4,538
Inventory	(21,750)	(26,670)	(35,140)
Other current assets	3,492	(2,823)	(4,753)
Other assets	(8,237)	4,191	(581)
Accounts payable	1,241	5,349	1,382
Accrued liabilities	3,568	(4,938)	8,712
Income taxes payable	8,422	1,381	(714)
Cash provided by operating activities	93,604	78,348	73,048

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of short-term investments	352,000	604,510	311,439
Purchase of short-term investments	(391,776)	(448,123)	(312,560)
Acquisitions of Altec Lansing and Octiv, net of cash acquired	-	(165,393)	-
Proceeds from the sale of land	-	-	2,667
Capital expenditures and other assets	(27,723)	(41,860)	(24,028)
Cash used for investing activities	(67,499)	(50,866)	(22,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(28,466)	(70,395)	(4,021)
Proceeds from sale of treasury stock	3,947	4,333	4,886
Proceeds from issuance of common stock	27,740	16,916	3,266
Proceeds from line of credit	-	45,000	-
Repayment of line of credit	-	(22,957)	(22,043)
Payment of cash dividends	(7,282)	(9,455)	(9,540)
Excess tax benefit from stock-based compensation	-	-	1,208
Cash used for financing activities	(4,061)	(36,558)	(26,244)
Effect of exchange rate changes on cash and cash equivalents	402	(619)	1,106
Net increase (decrease) in cash and cash equivalents	22,446	(9,695)	25,428
Cash and cash equivalents at beginning of year	55,952	78,398	68,703
Cash and cash equivalents at end of year	$78,398	$68,703	$94,131

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$109	$1,094	$632
Income taxes	$23,950	$32,156	$24,836

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated Other Compre- hensive	Retained	Treasury	Total Stock- holders'
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Stock	Equity
Balance at March 31, 2004	47,606,109	$636	$248,495	$-	$681	$347,629	$(298,138)	$299,303
Net income	-	-	-	-	-	97,520	-	97,520
Foreign currency translation adjustments	-	-	-	-	604	-	-	604
Unrealized loss on marketable securities, net of tax	-	-	-	-	(24)	-	-	(24)
Unrealized gain on hedges, net of tax	-	-	-	-	322	-	-	322
Comprehensive income								98,422
Exercise of stock options	1,430,712	15	27,725	-	-	-	-	27,740
Issuance of restricted common stock	43,984	-	2,414	(2,414)	-	-	-	-
Cash dividends declared	-	-	-	-	-	(7,282)	-	(7,282)
Stock-based compensation	-	-	-	194	-	-	-	194
Income tax benefit associated with stock options	-	-	11,861	-	-	-	-	11,861
Purchase of treasury stock	(770,100)	-	-	-	-	-	(28,466)	(28,466)
Sale of treasury stock	118,752	-	3,240	-	-	-	707	3,947
Balance at March 31, 2005	48,429,457	651	293,735	(2,220)	1,583	437,867	(325,897)	405,719
Net income	-	-	-	-	-	81,150	-	81,150
Foreign currency translation adjustments	-	-	-	-	(1,132)	-	-	(1,132)
Unrealized gain on hedges, net of tax	-	-	-	-	3,183	-	-	3,183
Comprehensive income								83,201
Exercise of stock options	883,504	8	16,905	-	-	-	-	16,913
Issuance of restricted common stock	276,250	3	7,540	(7,540)	-	-	-	3
Cash dividends declared	-	-	-	-	-	(9,455)	-	(9,455)
Stock-based compensation	-	-	-	1,161	-	-	-	1,161
Income tax benefit associated with stock options	-	-	4,141	-	-	-	-	4,141
Purchase of treasury stock	(2,197,500)	-	-	-	-	-	(70,395)	(70,395)
Sale of treasury stock	146,059	-	3,443	-	-	-	890	4,333
Balance at March 31, 2006	47,537,770	662	325,764	(8,599)	3,634	509,562	(395,402)	435,621
Net income	-	-	-	-	-	50,143	-	50,143
Foreign currency translation adjustments	-	-	-	-	2,006	-	-	2,006
Unrealized loss on hedges, net of tax	-	-	-	-	(2,974)	-	-	(2,974)
Comprehensive income								49,175
Exercise of stock options	331,227	3	3,262	-	-	-	-	3,265
Issuance of restricted common stock	79,000	1	-	-	-	-	-	1
Repurchase of restricted common stock	(39,315)	-	-	-	-	-	-	-
Cash dividends declared	-	-	-	-	-	(9,540)	-	(9,540)
Reclassification of unamortized stock-based compensation upon adoption of SFAS 123(R)	-	-	(8,599)	8,599	-	-	-	-
Stock-based compensation	-	-	16,919	-	-	-	-	16,919
Income tax benefit associated with stock options	-	-	501	-	-	-	-	501
Purchase of treasury stock	(175,000)	-	-	-	-	-	(4,021)	(4,021)
Sale of treasury stock	331,348	-	2,814	-	-	-	2,072	4,886
Balance at March 31, 2007	48,065,030	$666	$340,661	$-	$2,666	$550,165	$(397,351)	$496,807

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Plantronics, Inc. (“Plantronics” or “the Company”) is a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand.  The Company is also a leading manufacturer and marketer of high quality computer and home entertainment sound systems, docking  audio products, and a line of headsets, and headphones for personal digital media under the Altec Lansing brand.

Founded in 1961, Plantronics is incorporated in the state of Delaware and trades on the New York Stock Exchange under the ticker symbol “PLT”.

2.	SIGNIFICANT ACCOUNTING POLICIES

Management's Use of Estimates and Assumptions

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements.  Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Plantronics and its wholly owned subsidiary companies. All intercompany transactions and balances have been eliminated.

Segment Information

The Company has two reportable segments, Audio Communications Group (“ACG”) and Audio Entertainment Group (“AEG”).  (See Note 18)

Fiscal Year

Each of the Company’s fiscal years ends on the Saturday closest to the last day of March. Fiscal year 2007 ended on March 31, 2007, fiscal year 2006 ended on April 1, 2006, and fiscal year 2005 ended on April 2, 2005.  Each fiscal year consisted of 52 weeks.  For purposes of presentation, the Company has indicated its accounting year ended on March 31.

Financial Instruments

The carrying values of the Company’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, line of credit, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Cash and Cash Equivalents

All highly liquid investments with original or remaining maturities of three months or less at the date of purchase are classified as cash equivalents.

Short-Term Investments

All of the Company’s short-term investments are classified as available-for-sale and are carried at fair value based upon quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.  If these investments are sold at a loss or are considered to have an other than temporary decline in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income, net. (See Note 9)

Derivatives

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as accounting hedges under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”, changes in fair value are recognized in earnings in the period of change. The Company does not hold or issue derivative financial instruments for speculative trading purposes. Plantronics enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk. (See Note 14)

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Plantronics regularly performs credit evaluations of its customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts is reviewed and adjusted if necessary based on management’s assessments. If the financial condition of customers should deteriorate or if actual defaults are higher than historical experience, additional allowances may be required which could have an adverse impact on operating expenses.

Inventory and Excess and Obsolete Inventory

Inventories are stated at the lower of cost or market.  Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.  All shipping and handling costs incurred in connection with the sale of products are included in the cost of revenues.

Management writes down inventory for excess and obsolete inventories. Write-downs are determined by reviewing the Company’s demand forecast and by determining what inventory, if any, is not saleable. The Company’s demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors. If the Company’s demand forecast is greater than actual demand, it could be required to write down additional inventory, which would have a negative impact on the Company’s gross profit.

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

Goodwill and Intangibles

As a result of past acquisitions, the Company has recorded goodwill and intangible assets on the consolidated balance sheets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we classify intangible assets into three categories: (1) goodwill; (2) intangible assets with indefinite lives not subject to amortization; and (3) intangible assets with definite lives subject to amortization. Goodwill and intangible assets with indefinite lives are not amortized. Management performs a review at least annually, or more frequently if indicators of impairment exist, to determine if the carrying value of goodwill and indefinite lived intangible assets is impaired. Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  The identification and measurement of goodwill impairment involves the estimation of the fair value at the Company’s reporting unit level. Such impairment tests for goodwill include comparing the fair value of a reporting unit with its carrying value, including goodwill.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows, discount rates, growth rates, estimated costs, and other factors, which utilize historical data, internal estimates, and in some cases outside data. If the carrying value of the reporting unit exceeds management’s estimate of fair value, goodwill may become impaired, and the Company may be required to take an impairment charge, which would negatively impact our operating results. (See Note 7)

The identification and measurement of purchased intangible assets with indefinite lives involves the estimation of the fair value which is based on management assumptions about expected future cash flows, discount rates, growth rates, estimated costs and other factors which utilize historical data, internal estimates, and in some cases outsides data.  Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to ten years.    Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Such conditions may include an economic downturn or a change in the assessment of future operations.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. (See Note 8)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is principally calculated using the straight-line method over the estimated useful lives of the respective assets, which range from one to 30 years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.  Depreciation and amortization expense for fiscal 2005, 2006 and 2007 was $12.0 million, $16.1 million and $20.8 million, respectively.

Costs associated with internal-use software are recorded in accordance with Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Capitalized software costs are amortized on a straight-line basis over the estimated useful life.  Unamortized capitalized software costs were $4.7 million and $5.6 million at March 31, 2006 and 2007, respectively.  The amounts amortized to expense were $1.7 million, $3.6 million, and $3.1 million in fiscal 2005, 2006 and 2007, respectively.

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

Estimated product returns are deducted from revenues upon shipment, based on historical return rates, the product stage relative to its expected life cycle, and contractual obligations.

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

Advertising Costs

Plantronics expenses all advertising costs as incurred. Advertising expense for the years ended March 31, 2005, 2006 and 2007 was $7.8 million, $16.0 million and $10.2 million, respectively.

Income Taxes

Plantronics is subject to income taxes both in the United States as well as in several foreign jurisdictions. The Company must make certain estimates and judgments in determining income tax expense for its financial statements. These estimates occur in the calculation of tax benefits and deductions, tax credits, and tax assets and liabilities which are generated from differences in the timing of when items are recognized for book purposes and when they are recognized for tax purposes.

Plantronics assesses the probability of adverse outcomes from tax examinations regularly to determine the adequacy of its reserve for income taxes.  Tax reserves are established when despite the Company’s belief that tax return positions are consistent with applicable tax laws, certain positions are subject to challenge and the Company may not successfully defend its position. While it is difficult to predict the final outcome or timing of resolution of any particular tax matter, the Company believes that reserves reflect the probable outcome of known tax contingencies.

Plantronics accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  As of March 31, 2007, the Company believes that all of its deferred tax assets are recoverable; however, if there were a change in the Company’s ability to recover its deferred tax assets, it would be required to take a charge in the period in which it determined that recovery was not  more likely than not. (See Note 16)

Earnings Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, less common stock subject to repurchase.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period.  Potentially dilutive common shares include outstanding stock options and unvested restricted stock awards, which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.(See Note 5)

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to income, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. Accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated as cash flow hedges and unrealized gains and losses related to the Company’s short-term securities.

Foreign Operations and Currency Translation

The functional currency of the Company’s manufacturing operations and design center in Tijuana, Mexico, foreign research and development facilities, and foreign sales and marketing offices, except for the Netherlands entity, is the local currency of the respective operations. For these foreign operations, the Company translates assets and liabilities into U.S. dollars using period-end exchange rates in effect as of the balance sheet date and translates revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders' equity in the accompanying consolidated balance sheets.

The functional currency of the Company’s European finance, sales and logistics headquarters in the Netherlands, sales office, warehouse and distribution center in Hong Kong, sales office and warehouse in Japan, and manufacturing facilities in Suzhou and Dongguan, China, is the U.S. dollar. For these foreign operations, assets and liabilities are re-measured at the period-end or historical rates, as appropriate. Revenues and expenses are re-measured at average monthly rates. Currency transaction gains and losses are recognized in current operations.

Stock-based Compensation Expense

Adoption of SFAS 123(R)

The Company has stock plans pursuant to which equity awards can be made to its employees and non-employee directors, including stock options and restricted stock awards. The Company also has an employee stock purchase plan (“ESPP”) pursuant to which employees can purchase the Company’s common stock.

Effective April 2, 2006, the first day of fiscal year 2007, the Company adopted SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values. SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes the Company’s previous accounting under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, with the exception of the Company’s restricted stock awards, the Company generally recorded no stock-based compensation expense associated with its stock option and ESPP awards.

The Company elected to apply the modified prospective transition adoption method as provided by SFAS No. 123(R), and consequently, previously reported amounts have not been restated. Under this method, compensation expense for share-based payments include: (a) compensation expense for all share-based payment awards granted prior to but not yet vested as of April 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS  No. 123, and (b) compensation expense for all share-based payment awards granted or modified on or after April 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The estimated fair value of the Company’s stock-based awards is amortized over the vesting period of the awards on a straight-line basis. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures.  Previously, under SFAS No. 123, the Company recorded forfeitures as they occurred.

The following table shows the amount of stock-based compensation expense recorded under SFAS No. 123(R) included in the consolidated statement of operations:

($ in thousands, except per share data)	Fiscal Year Ended March 31, 2007

Cost of revenues	$2,908

Research, development and engineering	3,835
Selling, general and administrative	10,176
Stock-based compensation expense included in operating expenses	14,011

Total stock-based compensation (1)	16,919

Income tax benefit	(5,599)

Total stock-based compensation expense, net of tax	$11,320

Decrease in basic and diluted earnings per share	$0.24

(1)	The year ended March 31, 2007 includes stock-based compensation expense associated with restricted stock awards of $2.1 million.

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that they be reported as a financing cash inflow rather than as an operating cash inflow. As a result of adopting SFAS No. 123(R), excess tax benefits for the year ended March 31, 2007 of $1.2 million have been classified as financing cash inflows.

The Company has elected to adopt the alternative transition method provided in FASB Staff Position No. 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method as prescribed in APB 25, to account for all stock-based employee compensation plans and had adopted the disclosure-only alternative of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”).   Consistent with the disclosure provisions of SFAS No. 148, the pro forma information was as follows:

	Fiscal Year Ended March 31,
(in thousands, except per share data)	2005	2006

Net income - as reported	$97,520	$81,150
Add stock-based employee compensation expense included in net income, net of tax	121	748
Less stock-based compensation expense determined under fair value-based method, net of tax	(35,278)	(11,967)
Net income - pro forma	$62,363	$69,931

Basic net income per share - as reported	$2.02	$1.72
Basic net income per share - pro forma	$1.29	$1.48
Diluted net income per share - as reported	$1.92	$1.66
Diluted net income per share - pro forma	$1.23	$1.43

On March 8, 2005, the Company accelerated the vesting of certain unvested and "out-of-the-money" stock options outstanding under the Company’s stock plans that have exercise prices per share of $38.19 or higher. Options to purchase approximately 1.5 million shares of the Company’s common stock became fully vested and exercisable immediately.  In addition, in order to prevent unintended personal benefits to executive officers and directors, restrictions were imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option prior to the earlier of the original vesting date of the option or the individual’s termination of employment.

The Company believed that the acceleration of the vesting was in the best interest of stockholders as it enabled the Company to avoid recognizing in its statement of operations compensation expense associated with the options in future periods, upon the Company’s adoption of SFAS No. 123(R) in the first quarter of fiscal 2007.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term securities and trade receivables. Plantronics’ investment policies for cash limit investments to those that are short-term and low risk and also limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.  Cash equivalents have a maturity when purchased, of three months or less; short-term securities have a maturity, when purchased, of greater than three months. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets. Plantronics performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.

Certain components that meet the Company’s requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short lifecycles may intensify these risks. The inability to obtain components as required, or to develop alternative sources, as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Other Guarantees and Obligations

As permitted and/or required under Delaware law and to the maximum extent allowable under that law, the Company has agreements whereby it indemnifies its current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. These indemnifications are valid as long as the director or officer acted in good faith and in a manner that a reasonable person believed to be in, or not opposed to, the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, Plantronics believes that the estimated fair value of these indemnification obligations is not significant.

As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, Plantronics’ standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events relating to the sale and use of its products and services. In addition, Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations.  In the Company’s experience, claims made under these indemnifications are rare and the associated estimated fair value of the liability is not material.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that Plantronics recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on April 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and its effect on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 on its financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on the consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF Issue No. 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF Issue No. 06-3 on the consolidated financial statements.

4.	STOCK-BASED COMPENSATION

Employee Stock Plan

 In June 2003, the Board of Directors and stockholders approved the Plantronics Inc. Parent Corporation 2003 Stock Plan (the "2003 Stock Plan"). Under the 2003 Stock Plan, 5,100,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were cumulatively reserved since inception for issuance to employees, directors and consultants of Plantronics. Under the 2003 Stock Plan, the Company may not grant more than 20% of the 1,000,000 shares initially reserved for issuance as Restricted Stock Awards and Restricted Stock Units.  On July 26, 2006, 1.8 million shares were added to the plan.  We have amended the Plan to provide that awards of restricted stock and restricted stock units with a per share or per unit purchase price lower than 100% of fair market value on the grant date will be counted against the total number of shares issuable under the Plan as 2.5 shares for every 1 share subject thereto. The 2003 Stock Plan has a term of 10 years (unless amended or terminated earlier by the Board of Directors), provides for incentive stock options as well as nonqualified stock options to purchase shares of common stock, and is due to expire in September 2013.  At March 31, 2007, options to purchase 3,720,644 shares of common stock were outstanding under and 902,602 shares were available for future grant under the 2003 Stock Plan.

Under the existing 2003 Stock Plan, incentive stock options may not be granted at less than 100% of the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and the option term may not exceed 7 years. Incentive stock options granted to a 10% stockholder may not be granted at less than 110% of the estimated fair market value of the common stock at the date of grant and the option term may not exceed five years. All stock options granted on or after May 16, 2001, may not be granted at less than 100% of the estimated fair market value of the Company’s common stock at the date of grant.

In September 1993, the Board of Directors approved the Plantronics Inc. Parent Corporation 1993 Stock Option Plan (the "1993 Stock Option Plan"). Under the 1993 Stock Option Plan, 22,927,726 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were reserved cumulatively since inception for issuance to employees and consultants of Plantronics. The 1993 Stock Option Plan, which provided for incentive stock options as well as nonqualified stock options to purchase shares of common stock, had a term of 10 years and the ability to grant new options under this 1993 Stock Option Plan expired in September 2003.  At March 31, 2007, options to purchase 5,132,067 shares of common stock were outstanding under the 1993 Stock Option Plan.

Options granted prior to June 1999 and after September 2004 generally vested over a four-year period and those options granted subsequent to June 1999 but before September 2004 generally vested over a five-year period. In July 1999, the Stock Option Plan Committee was authorized to make option grants to employees who are not senior executives pursuant to guidelines approved by the Compensation Committee and subject to quarterly reporting to the Compensation Committee.

Directors’ Stock Option Plan

In September 1993, the Board of Directors adopted a Directors' Stock Option Plan (the "Directors' Option Plan") and has reserved cumulatively since inception a total of 300,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) for issuance to non-employee directors of Plantronics. The Directors' Option Plan provides that each non-employee director shall be granted an option to purchase 12,000 shares of common stock at the date on which the person becomes a new director. Annually thereafter, each continuing non-employee director shall be automatically granted an option to purchase 3,000 shares of common stock. At the end of fiscal year 2007, options to purchase 90,000 shares of common stock were outstanding under the Directors' Option Plan. All options were granted at fair market value and generally vest over a four-year period.   The ability to grant new options under the Directors’ Option Plan expired by its terms in September 2003, and Directors may participate in the 2003 Stock Option Plan.

In August 2005, the Board of Directors reserved 145,000 shares for the issuance of stock awards to Altec Lansing employees (the “Inducement Plan”).  Subsequent to the Altec Lansing acquisition, the Company granted 129,000 stock options to purchase shares of common stock at a weighted average exercise price of $33.49, which was equal to the fair value of the underlying stock on the grant date.  The Company also issued 5,000 shares of restricted stock to Altec Lansing employees with a purchase price of $0.01 per share under the Inducement Plan.  At March 31, 2007, options to purchase 90,655 shares of common stock were outstanding and the remaining shares of common stock under the Inducement Plan were not available for future grants as the reservation of such shares was subsequently canceled.

Employee Stock Purchase Plan

On June 10, 2002, the Board of Directors of Plantronics approved the 2002 Employee Stock Purchase Plan (the "2002 ESPP"), which was approved by the stockholders on July 17, 2002, to provide certain employees with an opportunity to purchase common stock through payroll deductions. The plan qualifies under Section 423 of the Internal Revenue Code. Under the 2002 ESPP, which is effective through June 2012, the purchase price of Plantronics’ common stock is equal to 85% of the lesser of the fair market value of Plantronics’ common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. Each offering period is six months long.  There were 71,498, 91,886 and 242,530 shares issued under the 2002 ESPP in fiscal 2005, 2006 and 2007, respectively.  At March 31, 2007, there were 128,374 shares reserved for future issuance under the ESPP.

The following is a summary of the Company’s stock option activity during fiscal 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2006	8,277	$26.75
Options granted	1,525	$20.58
Options exercised	(331)	$9.80		3,585
Options forfeited or expired	(438)	$30.11
Outstanding at March 31, 2007	9,033	$26.17	4.74	$20,657
Vested and expected to vest at March 31, 2007	8,684	$26.26	4.69	$19,921
Exercisable at March 31, 2007	6,392	$27.20	4.16	$14,915

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $23.62 as of March 30, 2007 for options that were in-the-money as of that date. The intrinsic value of options exercised during fiscal 2007 was $3.6 million. The total cash received from employees as a result of employee stock option exercises during fiscal 2007 was $3.3 million.

Compensation expense recognized for stock options during the year ended March 31, 2007 was $13.8 million. As of March 31, 2007, total unrecognized compensation cost related to unvested stock options was $24.7 million which is expected to be recognized over a weighted average period of 2.8 years.

The Company settles employee stock option exercises with newly issued common shares approved by stockholders for inclusion in the 1993 Stock Plan or the 2003 Stock Plan.

The following is a summary of the Company’s restricted stock award activity during the year ended March 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2006	316	$29.09
Granted	79	$20.43
Vested	(69)	$29.26
Forfeited	(39)	$25.99
Non-vested at March 31, 2007	287	$27.09

Compensation expense recognized for restricted stock awards was $2.1 million for the year ended March 31, 2007, $1.2 million for the year ended March 31, 2006, and $0.2 million for the year ended March 31, 2005.  As of March 31, 2007, total unrecognized compensation cost related to non-vested restricted stock awards was $7.0 million, which is expected to be recognized over a weighted average period of 3.6 years. The total fair value of restricted stock awards vested during the year ended March 31, 2007 was $2.0 million.

Compensation expense recognized for the 2002 ESPP for the year ended March 31, 2007 was $1.1 million. As of March 31, 2007, there was $0.4 million of unrecognized compensation cost related to the ESPP that is expected to be fully recognized during the next fiscal quarter.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123(R), SEC Staff Accounting Bulletin No. 107 (“SAB 107”) and the Company’s prior period pro forma disclosures of net income under SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
Fiscal Year Ended March 31,	2005	2006	2007	2005	2006	2007
Expected volatility	58.2%	53.1%	42.1%	33.4%	34.0%	43.4%
Risk-free interest rate	3.4%	4.2%	4.7%	2.4%	4.4%	5.2%
Expected dividends	0.5%	0.7%	1.0%	0.5%	0.6%	1.2%
Expected life (in years)	5.1	4.9	4.2	0.5	0.5	0.5
Weighted-average grant date fair value	$20.70	$14.79	$7.60	$7.07	$8.67	$4.74

Prior to the adoption of SFAS No. 123(R), the Company used historical volatility in deriving its expected volatility assumption. The expected stock price volatility for the year ended March 31, 2007 was determined based on an equally weighted average of historical and implied volatility. Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock. The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life for the year ended March 31, 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

5.	COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except earnings per share)	Fiscal Year Ended March 31,
	2005	2006	2007

Net income	$97,520	$81,150	$50,143

Weighted average shares-basic	48,249	47,120	47,361
Effect of unvested restricted stock awards	24	19	14
Effect of Rabbi trust shares	-	15	15
Effect of employee stock options	2,548	1,634	630
Weighted average shares-diluted	50,821	48,788	48,020

Earnings per share-basic	$2.02	$1.72	$1.06

Earnings per share-diluted	$1.92	$1.66	$1.04

Weighted average stock options and unvested restricted stock  to purchase approximately 0.7 million, 2.5 million and 5.9 million shares of the Company’s stock at March 31, 2005, 2006 and 2007, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The results of operations of Volume Logic have been included in the Company’s consolidated results of operations beginning on April 4, 2005.  Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.

The accompanying consolidated financial statements reflect the purchase price of $7.8 million, consisting of cash, and other costs directly related to the acquisition as follows:

(in thousands)

Purchase price, net of cash acquired	$7,430
Direct acquisition costs	388
Total consideration	$7,818

The purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date.

 The following table presents an allocation of the purchase price:

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

Existing technology represents audio enhancement products that were generating revenue and/or had reached technological feasibility as of the close of the transaction. The value of one component of existing technology was calculated based on the present value of the capitalized royalties saved on the use of the technology, applying a 40% discount rate.  The value of the second component of existing technology was calculated based on the present value of the future estimated cash flows derived from the technology applying a 19% discount rate. Existing technology is estimated to have a useful life of ten years and is being amortized on a straight-line basis to cost of revenues.

Altec Lansing Technologies, Inc.

On August 18, 2005, the Company completed the acquisition of 100% of the outstanding shares of Altec Lansing Technologies, Inc., a privately-held Pennsylvania corporation (“Altec Lansing”) for a cash purchase price including acquisition costs of approximately $165 million.  The Company paid for the acquisition by drawing down $45.0 million on its credit facility and the remainder was paid using its cash and cash equivalents and short-term investments. Altec Lansing, headquartered in Milford, PA, has a manufacturing plant in Dongguan, China, and sales offices in the U.S., Europe, and Asia. Altec Lansing had approximately 1,400 employees on the date of acquisition.  See Note 18 for a description of Altec Lansing’s business.

The results of operations of Altec Lansing have been included in the Company’s consolidated results of operations beginning on August 18, 2005.

The accompanying consolidated financial statements reflect the purchase price of approximately $165 million, consisting of cash and other costs directly related to the acquisition as follows:

(in thousands)

Paid to Altec Lansing	$154,273
Payment of Altec Lansing pre-existing debt	9,906
Direct acquisition costs	977
Total cash consideration	$165,156

The purchase price has been allocated to the tangible and identifiable intangible assets and liabilities acquired on the basis of their respective fair values on the acquisition date.

The following table presents an allocation of the purchase price:

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

The value of the trade name “inMotion,” was calculated based on the present value of the capitalized royalties saved on the use of the inMotion trade name applying a 12% discount rate.  The inMotion trade name is relatively new and relates to specific niches of the Docking  Audio market.  Based on product life cycles, history relating to the category of products for which the inMotion brand is utilized, and similar product trademarks within the retail industry, the estimated remaining useful life was determined to be eight years and is being amortized on a straight-line basis to selling, general, and administrative expense.

The value of the trade name, “Altec Lansing,” was also calculated based on the present value of the capitalized royalties saved on the use of the Altec Lansing trade name applying a 12% discount rate. Considering the recognition of the brand, its long history, and management’s intent to use the brand indefinitely, the remaining useful life of the Altec Lansing name was determined to be indefinite and is being treated as an indefinite-lived asset in accordance with SFAS No. 142.

In-process technology involves products which fall under the definitions of research and development as defined by SFAS No. 2, “Accounting for Research and Development Costs” (“SFAS No. 2”).  Altec Lansing’s in-process technology products were at a stage of development that required further research and development to reach technological feasibility and commercial viability.  The fair value was calculated based on the present value of the future estimated cash flows applying a 15% discount rate, and adjusted for the estimated cost to complete and the risk of not achieving technological feasibility. Because the in-process technology, which has been valued at $0.9 million, was not yet complete, there was risk that the developments would not be completed; therefore, this amount was immediately expensed at acquisition to research, development and engineering expense.

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

Pro forma	Fiscal Year Ended
	March 31,
(in thousands except per share data)	2005	2006

Net revenues	$688,971	$806,893
Operating income	$137,967	$118,922
Net income	$105,713	$84,107
Basic net income per common share	$2.19	$1.78
Diluted net income per common share	$2.08	$1.72

As Reported	Fiscal Year Ended
	March 31,
(in thousands except per share data)	2005	2006

Net revenues	$559,995	$750,394
Operating income	$126,621	$110,362
Net income	$97,520	$81,150
Basic net income per common share	$2.02	$1.72
Diluted net income per common share	$1.92	$1.66

7.	GOODWILL

The changes in the carrying value of goodwill during the fiscal years ended March 31, 2006 and 2007 by segment were as follows:

(in thousands)	Audio Communications Group	Audio Entertainment Group	Consolidated

Balance at March 31, 2005	$9,386	$-	$9,386
Goodwill acquired in the Octiv acquisition	2,176	-	2,176
Goodwill acquired in the Altec Lansing acquisition	-	42,403	42,403
Deferred tax adjustment related to Altec Lansing trade name	-	24,083	24,083
Carrying value adjustments	(348)	(2,623)	(2,971)
Balance at March 31, 2006	$11,214	$63,863	$75,077
Carrying value adjustments	-	(2,252)	(2,252)
Balance at March 31, 2007	$11,214	$61,611	$72,825

In fiscal 2006, the Company recorded $2.2 million of goodwill related to the acquisition of Octiv and $42.4 million related to the acquisition of Altec Lansing.  In the fourth quarter of fiscal 2006, the Company recorded a $24.1 million deferred tax liability associated with the Altec Lansing trade name and a corresponding adjustment to goodwill. In addition, during fiscal 2006, management recorded adjustments to goodwill reflecting changes to deferred taxes, estimated fair values for  assets aquired and liabilities assumed and acquisition costs resulting in a reduction of goodwill of $2.6 million.

During fiscal 2007, the Company adjusted the the fair value of the property, plant and equipment and inventory acquired, and wrote-off an accrual for direct acquisition costs relating to the purchase of Altec Lansing.  In addition, as a result of the merger of Altec Lansing into Plantronics in the third quarter of fiscal 2007, Altec Lansing’s effective tax rate decreased, resulting in a reduction of deferred tax liabilities that were originally recorded for differences in book and tax bases of acquired intangible assets.  These adjustments resulted in a reduction of goodwill of $2.3 million.

In the fourth quarter of fiscal 2007, the Company completed the annual impairment test, which indicated that there was no impairment. There were also no events or changes in circumstances during the fiscal year ended March 31, 2007, which triggered an impairment review.  Due to the recent performance of the Audio Entertainment Group, it is reasonably possible that an impairment review may be triggered prior to the next annual review in the fourth quarter of fiscal 2008. It is not possible to determine whether, if an impairment review is required, an impairment charge would result or if such charge would be material.

8.	INTANGIBLES

The following tables present changes in the carrying value of acquired intangible assets:

March 31, 2006 (in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$31,960	$(4,728)	$27,232	6-10 years
In-process technology	996	(996)	-	Immediate
State contracts	1,300	(789)	511	7 years
Patents	1,420	(674)	746	7 years
Customer relationships	18,133	(1,908)	16,225	3-8 years
Trademarks	300	(182)	118	7 years
Trade name - inMotion	5,000	(391)	4,609	8 years
Trade name - Altec Lansing	59,100	-	59,100	Indefinite
OEM relationships	700	(63)	637	7 years
Non-compete agreements	200	(170)	30	5 years
Total	$119,109	$(9,901)	$109,208

March 31, 2007 (in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$30,960	$(9,431)	$21,529	6-10 years
In-process technology	996	(996)	-	Immediate
State contracts	1,300	(975)	325	7 years
Patents	1,420	(876)	544	7 years
Customer relationships	18,133	(4,108)	14,025	3-8 years
Trademarks	300	(225)	75	7 years
Trade name - inMotion	5,000	(1,016)	3,984	8 years
Trade name - Altec Lansing	59,100	-	59,100	Indefinite
OEM relationships	700	(162)	538	7 years
Non-compete agreements	200	(200)	-	5 years
Total	$118,109	$(17,989)	$100,120

The aggregate amortization expense relating to intangible assets for fiscal 2005, 2006 and 2007 was $0.7 million, $6.5 million and $8.3 million, respectively.

In the fourth quarter of fiscal 2007, the Company completed the annual impairment test of the Altec Lansing trade name, which indicated that there was no impairment.  Due to the recent performance of the Audio Entertainment Group, it is reasonably possible that an impairment review may be triggered for purchased intangible assets with indefinite lives prior to the next annual review in the fourth quarter of fiscal 2008.  It is also reasonably possible that an impairment review may be triggered for the remaining intangible assets.  It is not possible to determine whether, if an impairment review is required, an impairment charge would result or if such charge would be material.

During the fourth quarter of fiscal 2007, we reorganized  the Volume Logic business and discontinued development work on a key product. We also determined during our annual planning process in the fourth quarter that our revenue estimates for Volume Logic products would be lower in the near term than anticipated at the acquisition date in fiscal 2006.

As a result of these combined triggering events, the Company began a review of the recoverability of its Volume Logic-related intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. The Company determined that the Volume Logic acquired technology intangible assets representing anticipated license revenue had no remaining value and wrote off the remaining carrying value of $0.8 million in cost of revenues.

The estimated future amortization expense for each fiscal year subsequent to fiscal 2007 is as follows:

Estimated amortization expense
Fiscal Year Ending March 31,
2008	$8,159
2009	8,005
2010	7,545
2011	7,502
2012	4,837
Thereafter	4,972
Total estimated amortization expense	$41,020

9.	SHORT-TERM INVESTMENTS

The following table presents the Company’s short-term investments at March 31, 2006 and 2007:

(in thousands)	Short-Term Investments
	Cost	Unrealized	Unrealized	Accrued	Fair
Balances at March 31, 2006	Basis	Gain	Loss	Interest	Value

Auction rate certificates	$8,000	$-	$-	$29	$8,029
Total short-term investments	$8,000	$-	$-	$29	$8,029

(in thousands)	Short-Term Investments
	Cost	Unrealized	Unrealized	Accrued	Fair
Balances at March 31, 2007	Basis	Gain	Loss	Interest	Value

Auction rate certificates	$9,150	$-	$-	$84	$9,234
Total short-term investments	$9,150	$-	$-	$84	$9,234

At March 31, 2006 and 2007, all of the Company’s short-term investments were classified as available-for-sale and had contractual maturities of greater than one year; however, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months.  Accordingly, all investments are classified as current assets on the accompanying consolidated balance sheets.  All of the investments are held in the Company’s name at a limited number of major financial institutions.

The Company had no unrealized gains or losses at March 31, 2006 and 2007, and did not incur any realized gains or losses in the years ended March 31, 2005, 2006, and 2007.

10.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	March 31,
(in thousands)	2006	2007

Accounts receivable, net:

Accounts receivable	$144,989	$149,731
Less: provisions for returns, promotions and rebates	(21,615)	(30,895)
Less: allowance for doubtful accounts	(5,366)	(5,078)
	$118,008	$113,758

Inventory, net:
Purchased parts	$32,063	$57,406
Work in process	3,787	6,268
Finished goods	70,032	62,931
	$105,882	$126,605

Property, plant and equipment, net:
Land	$8,491	$8,630
Buildings and improvements (useful life 7-30 years)	54,339	64,693
Machinery and equipment (useful life 2-10 years)	103,295	120,619
Construction in progress	10,195	5,622
	176,320	199,564
Less: accumulated depreciation and amortization	(82,446)	(102,305)
	$93,874	$97,259

Accrued liabilities:
Employee compensation and benefits	$19,670	$20,574
Warranty accrual	6,276	7,240
Accrued advertising and sales and marketing	5,084	5,104
Accrued other	12,051	21,107
	$43,081	$54,025

Changes in the warranty obligation, which are included as a component of accrued liabilities on the consolidated balance sheets, are as follows:

Warranty obligation at March 31, 2005	$5,970
Warranty provision relating to products shipped during the year	12,594
Deductions for warranty claims processed	(12,288)
Warranty obligation at March 31, 2006	6,276
Warranty provision relating to products shipped during the year	15,946
Deductions for warranty claims processed	(14,982)
Warranty obligation at March 31, 2007	$7,240

11.	BANK LINE OF CREDIT

The Company has a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010.  At March 31, 2006, $22.0 million was outstanding on the line of credit and $2.1 million committed under the letter of credit sub-facility.  The Company repaid the line of credit in the fourth quarter of fiscal 2007.  At March 31, 2007, there was no outstanding balance on the line of credit and $1.4 million committed under the letter of credit sub-facility.

Borrowings under the line of credit are subject to certain financial covenants and restrictions that materially limit the Company’s ability to incur additional debt and pay dividends, among other matters.  The Company is currently in compliance with the covenants under this agreement.

12.	EMPLOYEE BENEFIT PLANS

Subject to eligibility requirements, substantially all ACG employees, with the exception of direct labor, participate in quarterly cash profit sharing plans. The profit sharing benefits are based on ACG’s results of operations before interest and taxes, adjusted for other items. The percentage of profit distributed to employees varies by location. The profit sharing is paid in four quarterly installments. Profit sharing payments are allocated to employees based on each participating employee's base salary as a percent of all participants' base salaries.  ACG employees in the U.S. may defer a portion of their profit sharing under the 401(k) plan.

The profit sharing plan provides for the distribution of 5% of quarterly profits to qualified employees.  Total profit sharing payments were $4.8 million, $3.8 million and $3.6 million for fiscal 2005, 2006 and 2007, respectively.

The Company has a 401(k) plan that matches 50% of the first 6% of compensation and provides a non-elective company contribution equal to 3% of base salary.  Total Company 401(k) contributions were $2.5 million and $2.9 million in fiscal 2005 and 2006 respectively and pertained only to ACG employees.  Prior to fiscal 2007, AEG had a 401(k) plan that matched 50% of the first 4% of compensation.  Total AEG 401(k) contributions were $0.2 million from the acquisition date of August 18, 2005 through March 31, 2006, which included a rollover of all outstanding AEG balances.  Effective January 1, 2007, the AEG 401(k) plan was merged into the company’s existing 401(k) plan.  Total Company contributions in fiscal 2007 for both the ACG and AEG segments were $3.2 million.

13.	CAPITAL STOCK

In March 2002, the Company established a stock purchase rights plan under which stockholders may be entitled to purchase the Company’s stock or stock of an acquirer of the Company at a discounted price in the event of certain efforts to acquire control of the Company.  The rights expire on the earliest of (a) April 12, 2012, or (b) the exchange or redemption of the rights pursuant to the rights plan.

In fiscal 2006, the Board of Directors authorized the repurchase of 2,000,000 shares of common stock under our 16th and 17th repurchase programs.  During the year ended March 31, 2006, we purchased 2,197,500 shares of the Company’s common stock in the open market at a total cost of $70.4 million and an average price of $32.03 per share.  During the year ended March 31, 2007, we repurchased 175,000 shares of common stock in the open market at a total cost of $4.0 million and an average price of $22.98 per share under our repurchase program.  Through employee benefit plans, we reissued 146,059 treasury shares for proceeds of $4.3 million during the year ended March 31, 2006 and 331,348 treasury shares for proceeds of $4.9 million during the year ended March 31, 2007. As of March 31, 2007, there were no remaining shares authorized for repurchase.

In the second quarter of fiscal 2005, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share resulting in $7.3 million of total dividend payments in fiscal 2005.  In both fiscal 2006 and 2007, we paid $9.5 million in dividend payments.

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of the Company’s financial performance.

Under the Company’s current credit facility agreement, the Company has the ability to declare dividends so long as the aggregate amount of all such dividends declared or paid and common stock repurchased or redeemed in any four consecutive fiscal quarter periods shall not exceed 75% of the amount of cumulative consolidated net income in the eight consecutive fiscal quarter periods ending with the fiscal quarter immediately preceding the date as of which the applicable distributions occurred. The Company is currently in compliance with the covenants and the dividend provision under this agreement.

On May 1, 2007, the Company announced that the Board of Directors had declared the Company’s twelfth quarterly cash dividend of $0.05 per share of the Company’s common stock, payable on June 8, 2007 to stockholders of record on May 18, 2007.

14.	FOREIGN CURRENCY DERIVATIVES

Non-Designated Hedges

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  These foreign exchange forward contracts are not subject to the hedge accounting provisions of SFAS No. 133, but are carried at fair value with changes in the fair value recorded within interest and other income, net on the statement of operations in accordance with SFAS No. 52, "Foreign Currency Translation". Gains and losses on these hedge contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.  We do not enter into foreign currency forward contracts for trading purposes.

As of March 31, 2007, the Company had foreign currency forward contracts of €25.7 million and £6.2 million denominated in Euros and Great British Pounds. As of March 31, 2006, the Company had foreign currency forward contracts of €15.8 million denominated in Euros.

As of the acquisition date, Altec Lansing had hedged a fixed amount of its Euro denominated receivable balance.  Altec Lansing entered into forward contracts where it would deliver Euros at fixed rates through the end of the third quarter of fiscal 2006.  These contracts were not designated as accounting hedges under SFAS No. 133.  Open contracts were marked to market and the gain or loss was immediately included in earnings.  Altec Lansing did not purchase options for trading purposes.  As of March 31, 2006 and 2007, no forward contracts remained outstanding.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent, at March 31, 2007 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	25,700	$34,397	Sell Euro	1 month
GBP	6,200	$12,205	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.03 million in fiscal 2005, a net loss of $1.2 million in fiscal 2006, and a net gain of $2.0 million in fiscal 2007.

Cash Flow Hedges

Beginning in fiscal 2004, the Company expanded its hedging activities to include a hedging program to hedge the economic exposure from anticipated Euro and Great British Pound denominated sales from ACG. The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of SFAS No. 133.  The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into net revenues when the hedged exposure affects earnings.  Any ineffective portions of related gains or losses are recorded in the statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes. As of March 31, 2006, the Company had foreign currency put and call option contracts of approximately €45.2 million and £19.6 million. As of March 31, 2007, it had foreign currency put and call option contracts of approximately €57.0 million and £16.3 million.

In fiscal 2005, the Company entered into forward exchange contracts to hedge against a portion of its forecasted foreign denominated construction costs of its manufacturing and design center in Suzhou, China.  At March 31, 2006 and 2007, the Company did not have any outstanding forward foreign exchange contracts for the Chinese Yuan (CNY) as the construction of the manufacturing and design center was completed; all contracts were settled at maturity in the fourth quarter of fiscal 2006.  The Company had hedged these forecasted transactions with forward currency contracts that mature in less than one year. These transactions were designated as cash flow hedges.

In fiscal 2005, 2006, and 2007, realized gains (losses) of $(2.8) million, $2.2 million and $(2.9) million on cash flow hedges were recognized in net revenues in the consolidated statements of operations.  The Company expects to reclassify the entire amount of $1.4 million of losses accumulated in other comprehensive income to net revenues during the next 12 months due to the recognitition of the hedged forecasted sales.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income were as follows:

	March 31,
(in thousands)	2006	2007

Accumulated unrealized gain (loss) on cash flow hedges	$1,567	$(1,407)

Accumulated foreign currency translation adjustments	2,067	4,073

	$3,634	$2,666

16.	INCOME TAXES

Income tax expense for fiscal 2005, 2006 and 2007 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2005	2006	2007

Current:
Federal	$24,511	$26,789	$12,587
State	2,095	4,221	1,976
Foreign	5,580	5,860	6,158
Total current provision for income taxes	32,186	36,870	20,721

Deferred:
Federal	584	(4,042)	(7,419)
State	62	(1,328)	(1,045)
Foreign	8	(96)	(862)
Total deferred provision (benefit) for income taxes	654	$(5,466)	$(9,326)
Provision for income taxes	$32,840	$31,404	$11,395

The following is a reconciliation between statutory federal income taxes and the total provision for income taxes:

(in thousands)	Fiscal Year Ended March 31,
	2005	2006	2007
Tax expense at statutory rate	$45,626	$39,394	$21,538
Foreign operations taxed at different rates	(11,089)	(9,962)	(9,646)
State taxes, net of federal benefit	2,095	2,063	930
Research and development credit	(1,257)	(1,243)	(2,340)
Net favorable tax contingency adjustments	(694)	-
Other, net	(1,841)	1,152	913
Provision for income taxes	$32,840	$31,404	$11,395

The effective tax rate for fiscal 2005, 2006 and 2007 was 25.2%, 27.9% and 18.5%, respectively.  The effective tax rate for fiscal 2007 is lower than previous years due to lower U.S. net income which is taxed at higher rates than our foreign income. The decline in U.S. net income in fiscal 2007 is primarily due to the losses in AEG and stock-based compensation due to the adoption of SFAS No. 123(R). Stock-based compensation is proportionally higher in the U.S. than in our overseas locations which impacts our effective tax rate because it lowers net income in the U.S. which is taxed at higher rates than our foreign income.  These factors resulted in an overall rate of 18.5% for fiscal year 2007.

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

We assess the probability of adverse outcomes from tax examinations regularly to determine the adequacy of our reserve for income taxes.  Tax reserves have been established despite the Company’s belief that tax return positions are consistent with applicable tax laws, certain positions are subject to challenge and the Company may not successfully defend its position. While it is difficult to predict the final outcome or timing of resolution of any particular tax matter, the company believes that reserves reflect the probable outcome of known tax contingencies.
Pre-tax earnings of our foreign subsidiaries were $44.2 million, $45.6 million and $54.4 million for fiscal years 2005, 2006 and 2007, respectively. Permanently reinvested foreign earnings were approximately $259.4 million at March 31, 2007. The determination of the tax liability that would be incurred if these amounts were remitted back to the United States is not practical.

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2006	2007

Current assets:
Accruals and other reserves	$11,904	$11,784
Deferred state tax	351	523
Deferred foreign tax	154	352
	12,409	12,659

Non-current assets:
Net operating loss carryover	2,967	2,658
Stock compensation	-	4,219
Other deferred tax assets	518	684
	3,485	7,561
Total deferred tax assets	15,894	20,220

Non-current liabilities:
Deferred gains on sales of properties	(2,286)	(2,223)
Purchased intangibles	(43,498)	(37,791)
Unremitted earnings of certain subsidiaries	(3,064)	(3,064)
Other deferred tax liabilities	(2,883)	(1,827)
Total deferred tax liabilities	(51,731)	(44,905)

Net deferred tax liabilities	$(35,837)	$(24,685)

17.	COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS. The Company leases certain equipment and facilities under operating leases expiring in various years through 2016. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2007 are as follows (in thousands):

Fiscal Year Ending March 31,

2008	$4,344
2009	3,720
2010	2,283
2011	1,149
2012	913
Thereafter	3,001
Total minimum future rental payments	$15,410

Total rent expense for operating leases was approximately $3.4 million, $4.6 million, and $5.1 million in fiscal 2005, 2006, and 2007, respectively.

EXISTENCE OF RENEWAL OPTIONS. Certain operating leases provide for renewal options for periods from one to three years. In the normal course of business, operating leases are generally renewed or replaced by other leases.

CLAIMS AND LITIGATION. The Company is presently engaged in various legal actions arising in the normal course of business including six class action lawsuits recently filed against the Company alleging that our Bluetooth headsets may cause noise-induced hearing loss. Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the United States District Court for the Eastern District of Texas.  Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the United States District Court, Central District of California.  Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the United States District Court, Middle District of Florida.  Ralph  Cook vs. Plantronics, Inc. was filed on February 8, 2007 in the United States District Court for the Eastern District of Virginia.  Randy Pierce vs. Plantronics, Inc. was filed on January 10, 2007 in the United States District Court for the Eastern District of Arkansas.  Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles.  The complaints state that they do not allege actual personal injury to any individual.  These complaints seek various remedies, including injunctive relief requiring the Company to include certain additional warnings with its Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset.  Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution.  Management does not believe that the allegations in these lawsuits have any merit, and Plantronics will aggressively defend itself in these cases.  Management believes that it is unlikely that any of these actions will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

18.	SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) requires the Company to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, the countries in which it earns revenues and holds assets, and major customers. The method for determining what information to report is based on the way that management has organized operating segments within the Company for making operating decisions and assessing financial performance.

Plantronics’ President and Chief Executive Officer (“the CEO”) is considered the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by information about revenues by product line and revenues by geographic region for purposes of making operating decisions and assessing financial performance. Financial information reviewed by management includes not only revenues by product line, but also gross profit analysis and operating income for ACG and AEG.  ACG represents the original Plantronics business as operated prior to the acquisition of Altec Lansing in the second quarter of fiscal 2006. AEG represents the Altec Lansing business since the date of acquisition on August 18, 2005, and certain research, development, and engineering initiatives, which commenced at the beginning of the first quarter of fiscal 2006.

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

Audio Communications Group

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for office and contact center use, use with mobile and cordless phones, and use with computers and gaming consoles. The following table presents net revenues by product group within ACG:

	Fiscal Year Ended March 31,
(in thousands)	2005	2006	2007

Net revenues from unaffiliated customers:
Office and contact center	$366,335	$446,524	$475,323
Mobile	125,262	119,333	146,859
Gaming and computer audio	39,804	35,656	30,162
Other specialty products	28,594	28,212	24,170
Total segment net revenues	$559,995	$629,725	$676,514

Audio Entertainment Group

AEG is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  Major product categories include Docking  Audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players; and PC Audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems.  Other includes PC headsets, headphones and professional speakers.  Currently, all the revenues in AEG are derived from sales of Altec Lansing products.  The following table presents net revenues by product group within AEG:

	Fiscal Year Ended March 31,
($ in thousands)	2006	2007

Revenues from unaffiliated customers:
Docking audio	$80,998	$74,551
PC audio	46,136	63,066
Other	10,406	11,463
Less revenue reserves	(16,871)	(25,440)
Total segment net revenues	$120,669	$123,640

Segment Financial Data

Financial data for each reportable segment for the fiscal years ended March 31, 2005, 2006 and 2007 is as follows:

Revenues by Segment
	Fiscal Year Ended March 31,
(in thousands)	2005	2006	2007

Audio Communications Group	$559,995	$629,725	$676,514
Audio Entertainment Group	-	120,669	123,640

Consolidated net revenues	$559,995	$750,394	$800,154

Gross Profit by Segment
	Fiscal Year Ended March 31,
(in thousands)	2005	2006	2007

Audio Communications Group	$288,458	$289,288	$295,480
Audio Entertainment Group	-	36,966	13,335

Consolidated gross profit	$288,458	$326,254	$308,815

Operating Income (Loss) by Segment
	Fiscal Year Ended March 31,
(in thousands)	2005	2006	2007

Audio Communications Group	$126,621	$99,851	$84,677
Audio Entertainment Group	-	10,511	(27,228)

Consolidated operating income	$126,621	$110,362	$57,449

The reconciliation of segment information to Plantronics’ consolidated net income is as follows:

	Fiscal Year Ended March 31,
(in thousands)	2005	2006	2007

Total operating income of segments	$126,621	$110,362	$57,449

Interest and other income (expense), net	3,739	2,192	4,089
Income tax expense	32,840	31,404	11,395

Consolidated net income	$97,520	$81,150	$50,143

Assets by Segment
	Fiscal Year Ended March 31,
(in thousands)	2006	2007

Audio Communications Group	$370,874	$432,863
Audio Entertainment Group	241,375	218,441

Consolidated assets	$612,249	$651,304

Major Customers

No customer accounted for 10% or more of total net revenues for fiscal years 2005, 2006 and 2007, nor did any one customer account for 10% or more of accounts receivable at March 31, 2006, and March 31, 2007.

Geographic Information

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization.  The following table presents net revenues and long-lived assets by geographic area:

	Fiscal Year Ended March 31,
(in thousands)	2005	2006	2007

Net sales from unaffiliated customers:
United States	$375,530	$483,513	$491,706

Europe, Middle East and Africa	135,030	178,315	195,090
Asia Pacific and Latin America	33,152	61,880	77,014
Canada and Other International	16,283	26,686	36,344
Total International	184,465	266,881	308,448
	$559,995	$750,394	$800,154

Property, plant and equipment, net:
United States		$44,749	$48,356
China		26,520	25,817
Mexico		12,167	12,734
Other countries		10,438	10,352
		$93,874	$97,259

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2005	2005[1]	2005[1]	2006[1]
	(in thousands, except income per share)

Net revenues	$148,909	$172,225	$222,512	$206,748
Gross profit	$73,149	$74,002	$94,026	$85,077
Net income	$21,698	$13,707	$25,041	$20,704
Basic net income per common share	$0.46	$0.29	$0.53	$0.44
Diluted net income per common share	$0.44	$0.28	$0.52	$0.43
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

	Quarter Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2006[2,3,4]	2006[3,4]	2006[3,4]	2007[4]
	(in thousands, except income per share)

Net revenues	$195,069	$194,934	$215,435	$194,716
Gross profit	$75,599	$76,895	$80,851	$75,470
Net income	$12,291	$12,525	$15,190	$10,137
Basic net income per common share	$0.26	$0.27	$0.32	$0.21
Diluted net income per common share	$0.25	$0.26	$0.32	$0.21
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Each of the Company’s fiscal years ends on the Saturday closest to the last day of March.  The Company’s current and prior fiscal years consist of 52 weeks and each fiscal quarter consists of 13 weeks.  Our interim fiscal quarters for the first, second, third and fourth quarter of fiscal 2006 ended on July 2, 2005, October 1, 2005, December 31, 2005, and April 1, 2006, respectively, and our interim fiscal quarters for the first, second, third and fourth quarter of fiscal 2007 ended on July 1, 2006, September 30, 2006, December 30, 2006 and March 31, 2007, respectively. For purposes of presentation, the Company has indicated its accounting year ended on March 31 and our interim quarterly periods as ending on the applicable month end.

[1]	The results of operations of Altec Lansing have been included in our consolidated results of operations subsequent to the acquisition on August 18, 2005.

[2]	In the first quarter of fiscal 2007, we sold a parcel of land in Frederick, Maryland and recorded a gain of $2.6 million on the sale of this property.

[3]
In the fourth quarter of fiscal 2007, we classified certain expenses in our AEG segment within cost of revenues which had previously been classified as selling, general and administrative expenses, to conform to our ACG presentation. As a result of this change, our previously reported amounts for gross profit for the first, second and third quarters of fiscal 2007 were reduced by $375,000, $491,000, and $486,000, respectively to conform to the fourth quarter presentation. Results for fiscal 2006 have not been reclassified due to immateriality.  These reclassifications had no impact on net revenues, net income or net income per share.

[4]
We began recognizing the provisions of SFAS No. 123(R) beginning in fiscal 2007; as a result, $4.4 million, $3.9 million, $4.2 million and $4.3 million in stock-based compensation expense has been included in our consolidated results of operations for each of the quarters ended July 1, 2006, September 30, 2006, December 30, 2006 and March 31, 2007, respectively.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may change over time.

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of internal control over financial reporting, management has concluded that, as of March 31, 2007 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose attestation report on our assessment appears herein.

/s/ Ken Kannappan Ken Kannappan President and Chief Executive Officer May 29, 2007	/s/ Barbara Scherer Barbara Scherer Senior Vice President—Finance & Administration and Chief Financial Officer May 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

We have completed integrated audits of Plantronics Inc.’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at April 1, 2006 and March 31, 2007 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, in accordance with the adoption of SFAS 123(R), the company changed the manner in which it accounts for stock-based compensation in the year ended March 31, 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing immediately preceding this report, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

May 29, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Plantronics’ management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” on page 97 of this Form 10-K.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One -- Election of Directors" in our definitive 2007 Proxy Statement for the annual meeting of stockholders to be held on August 17, 2007 (“2007 Proxy Statement”), expected to be filed with the Securities and Exchange Commission on or about June 15, 2007 is incorporated in this Item 10 by reference. For information regarding the identification and business experience of our executive officers, see "Employees" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information regarding the standing audit committee and names of the financial expert(s) in the audit committee, under the caption "Audit Committee" under the main caption "Proposal One -- Election of Directors" in our 2007 Proxy Statement is incorporated into this Item 10 by reference. Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement is incorporated into this Item 10 by reference.

Code of Ethics

Plantronics has adopted a worldwide Code of Business Conduct and Ethics (“the Code”), which applies to all Plantronics’ Associates, including directors and officers.  The Code is posted on the Plantronics’ corporate website under the corporate governance section of investor relations portal (www.plantronics.com).  We intend to disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to executive officers and directors, on this web site within five business days following the date of such amendment or waiver.

Stockholders may request a free copy of the Code:

Plantronics, Inc.
345 Encinal Street
Santa Cruz, CA 95060
Attn: Investor Relations
(831) 426-5858

Corporate Governance Guidelines

Plantronics has adopted the Corporate Governance Guidelines, which are available on Plantronics' website under the corporate governance section of the Investor Relations portal (www.plantronics.com).  Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone numbers set forth above under “Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” under the main caption “Proposal Three – Approval of an Increase in Shares Issuable Under the 2002 Employee Stock Purchase Plan” and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2007 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the caption "Director Independence" in the 2007 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Four" in our 2007 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)	Financial Statement Schedules.

PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended March 31, 2005	$3,536	$1,814	$(1,530)	$3,820
Year ended March 31, 2006	3,820	1,971	(425)	5,366
Year ended March 31, 2007	5,366	1,590	(1,878)	5,078

Warranty reserves:
Year ended March 31, 2005	$6,795	$9,066	$(9,891)	$5,970
Year ended March 31, 2006	5,970	12,594	(12,288)	6,276
Year ended March 31, 2007	6,276	15,946	(14,982)	7,240

All other schedules have been omitted because the required information is not present or not present in the amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits. See Item 15(b) below.

(b)  Exhibits

We have filed, or incorporated by reference into this Report, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c) Financial Statement Schedules

See Items 8 and 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTRONICS, INC.
May 29, 2007
	By:	/s/ Ken Kannappan
Ken Kannappan
Chief Executive Officer

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

Signature	Title	Date

/s/ Ken Kannappan (Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2007

/s/ Barbara Scherer (Barbara Scherer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 29, 2007

/s/ Marv Tseu (Marv Tseu)	Chairman of the Board and Director	May 29, 2007

/s/ Gregg Hammann (Gregg Hammann)	Director	May 29, 2007

/s/ John Hart (John Hart)	Director	May 29, 2007

/s/ Marshall Mohr (Marshall Mohr)	Director	May 29, 2007

/s/ Trude Taylor (Trude Taylor)	Director	May 29, 2007

/s/ Roger Wery (Roger Wery)	Director	May 29, 2007

EXHIBITS INDEX

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger by and among Plantronics, Inc., Sonic Acquisition Corporation, Altec Lansing Technologies, Inc. and the other parties named herein, dated July 11, 2005 (incorporated herein by reference from Exhibit 10.15 of the Registrant’s Form 10-Q, filed on August 8, 2005).

3.1.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K, filed on June 21, 2002).

3.1.2
Certificate of Amendment to Amended and Restated Bylaws of Plantronics, Inc. (incorporated herein by reference from Exhibit (3.1.2) of the Registrant's Current Report on Form 10-K, filed on May 31, 2005).

3.2.1
Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 19, 1994 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q, filed on March 4, 1994).

3.2.2
Certificate of Retirement and Elimination of Preferred Stock and Common stock of the Registrant filed with the Secretary of State of Delaware on January 11, 1996 (incorporated herein by reference from Exhibit (3.3) of the Registrant’s Annual Report on Form 10-K, filed on September 27, 1996).

3.2.3
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on August 7, 1997 (incorporated herein by reference from Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 1997).

3.2.4
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on May 23, 2000 (incorporated herein by reference from Exhibit (4.2) to the Registrant’s Registration Statement on Form S-8, filed on October 31, 2000).

3.3
Registrant’s Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002 (incorporated herein by reference from Exhibit (3.6) to the Registrant’s Form 8-A, filed on March 29, 2002).

4.1
Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference from Exhibit (4.1) to the Registrant’s Form 8-A, filed on March 29, 2002).

10.1*	Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan (incorporated herein by reference from Exhibit (10.1) to the Registrant’s Report on Form 10-K, filed on June 1, 2001).

10.2*
Form of Indemnification Agreement between the Registrant and certain directors and executives. (incorporated herein by reference from Exhibit (10.2) to the Registrant’s Report on Form 10-K, filed on May 31, 2005).

10.3.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant’s Report on Form 10-K, filed on June 1, 2001).

10.3.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant’s Report on Form 10-K, filed on June 1, 2001).

Exhibit Number	Description of Document

10.3.3*	Executive Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Report on Form 8-K, filed on May 2, 2007.

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

10.4.3
Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.3) of the Registrant's Quarterly Report on Form 10-Q, filed on August 6, 2004).

10.4.4
Lease Agreement dated October 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original) (incorporated herein by reference from Exhibit (10.5.4) of the Registrant's Quarterly Report on Form 10-Q, filed on August 6, 2004).

10.5
Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom (incorporated herein by reference from Exhibit (10.32) to the Registrant’s Registration Statement on Form S-1 (as amended), filed on October 20, 1993).

10.6*	Amended and Restated 2003 Stock Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14-A, filed on May 26, 2004).

10.7*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant's Annual Report on Form 10-K, filed on June 21, 2002).

10.8 1*	1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.29) to the Registrant's Registration Statement on Form S-1 (as amended), filed on October 20, 1993).

10.8.2*	Amendment to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant's Registration Statement on Form S-8, filed on October 25, 1996).

10.8.3*	Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant's Report on Form 10-K, filed on June 1, 2001).

10.8.4 *	Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant's Report on Form 10-K, filed on June 1, 2001).

10.8.5*	Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant's Annual Report on Form 10-K, filed on June 21, 2002).

10.9.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14A, filed on June 3, 2005).

Exhibit Number	Description of Document

10.9.1
Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant's Registration Statement on Form S-8, filed on January 7, 1997).

10.9.2*	Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant's Report on Form 10-K, filed on June 1, 2001).

10.10*
Resolutions of the Board of Directors of Plantronics, Inc. Concerning Executive Stock Purchase Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant's Registration Statement on Form S-8 (as amended), filed on March 25, 1997).

10.11.1*
Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996 (incorporated herein by reference from Exhibit (4.5) to the Registrant's Registration Statement on Form S-8 (as amended) (File No. 333-19351), filed on March 25, 1997).

10.11.2
Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan (incorporated herein by reference from Exhibit (4.6) to the Registrant's Registration Statement on Form S-8 (as amended), filed on March 25, 1997).

10.11.3
Plantronics, Inc. Basic Deferred Compensation Plan Participant Election (incorporated herein by reference from Exhibit (4.7) to the Registrant's Registration Statement on Form S-8 (as amended), filed on March 25, 1997).

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

10.12.3*
Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer (incorporated herein by reference from Exhibit (10.14.4) to the Registrant's Annual Report on Form 10-K, filed on June 2, 2003).

10.12.4*
Employment Agreement dated as of June 2003 between Registrant and Philip Vanhoutte (incorporated herein by reference from Exhibit (10.12.4) to the Registrant's Annual Report on Form 10-K, filed on May 31, 2005).

10.12.5*
Employment Agreement dated as of May 2001 between Registrant and Joyce Shimizu (incorporated herein by reference from Exhibit (10.14.5) to the Registrant's Annual Report on Form 10-K, filed on June 2, 2003).

10.13.1
Credit Agreement dated as of October 31, 2003 between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.1) of the Registrant's Quarterly Report on Form 10-Q, filed on November 7, 2003).

10.13.2
Credit Agreement Amendment No. 1 dated as of August, 1, 2004, between Registrant and
Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.15.2) to the
Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2004).

10.13.3
Credit Agreement Amendment No.2 dated as of July 11, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.15.1) to the Registrants Form 8-K, filed on July 15, 2005).

Exhibit Number	Description of Document

10.13.4
Credit Agreement Amendment No.3 dated as of August 11, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.2) to the Registrants Form 8-K, filed on November 23, 2005).

10.13.5
Credit Agreement Amendment No.4 dated as of November 17, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.1) to the Registrant’s current report on Form 8-K, filed on November 23, 2005).

10.14*
Restricted Stock Award Agreement dated as of October 12, 2004, between Registrant and certain of its executive officers (incorporated herein by reference from Exhibit (10.1) of the Registrant's Current Report on Form 8-K, filed on October 14, 2004).

14	Worldwide Code of Business Conduct and Ethics (incorporated herein by reference from Exhibit (14) of the Registrant's Current Report on Form 10-K, filed on May 31, 2005).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.