Form 10-Q
period 2007-06-30
PLANTRONICS INC /CA/
filed 2007-08-08
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of July 27, 2007, 48,225,592 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	June 30,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$94,131	$97,093
Short-term investments	9,234	13,334
Accounts receivable, net	113,758	121,705
Inventory	126,605	136,253
Deferred income taxes	12,659	12,874
Other current assets	18,474	18,264
Total current assets	374,861	399,523
Property, plant and equipment, net	97,259	98,653
Intangibles, net	100,120	98,080
Goodwill	72,825	72,825
Other assets	6,239	6,197
Total assets	$651,304	$675,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,956	$46,922
Accrued liabilities	54,025	58,858
Income taxes payable	12,476	3,847
Total current liabilities	116,457	109,627
Deferred tax liability	37,344	34,746
Long-term income taxes payable	-	14,377
Other long-term liabilities	696	691
Total liabilities	154,497	159,441

Stockholders' equity:
Common stock	666	668
Additional paid-in capital	340,661	346,768
Accumulated other comprehensive income	2,666	2,906
Retained earnings	550,165	562,733
	894,158	913,075
Less: Treasury stock, at cost	(397,351)	(397,238)
Total stockholders' equity	496,807	515,837
Total liabilities and stockholders' equity	$651,304	$675,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2007
Net revenues	$195,069	$206,495
Cost of revenues	119,470	122,949
Gross profit	75,599	83,546
Operating expenses:
Research, development and engineering	18,659	19,488
Selling, general and administrative	44,453	46,111
Gain on sale of land	(2,637)	-
Total operating expenses	60,475	65,599
Operating income	15,124	17,947
Interest and other income, net	985	1,334
Income before income taxes	16,109	19,281
Income tax expense	3,818	4,306
Net income	$12,291	$14,975

Net income per share - basic	$0.26	$0.31

Shares used in basic per share calculations	47,157	47,835

Net income per share - diluted	$0.25	$0.31

Shares used in diluted per share calculations	48,268	48,681

Cash dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,291	$14,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,206	7,102
Stock-based compensation	4,436	4,113
Provision for (benefit from) doubtful accounts	436	(213)
Provision for excess and obsolete inventories	3,300	5,388
Benefit from deferred income taxes	(1,179)	(3,472)
Income tax benefit associated with stock option exercises	182	120
Excess tax benefit from stock-based compensation	(108)	(380)
(Gain) loss on disposal of property, plant, and equipment, net	(2,619)	7

Changes in assets and liabilities:
Accounts receivable, net	(4,130)	(7,734)
Inventory	(33,260)	(15,037)
Other current assets	814	196
Other assets	657	291
Accounts payable	12,478	(3,034)
Accrued liabilities	1,708	4,675
Income taxes payable	2,293	6,128
Cash provided by operating activities	4,505	13,125

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of short-term investments	106,999	66,185
Purchase of short-term investments	(98,970)	(70,260)
Proceeds from the sale of land	2,667	-
Restricted cash held in escrow	(2,667)	-
Capital expenditures and other assets	(9,135)	(6,596)
Cash used for investing activities	(1,106)	(10,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,021)	-
Proceeds from sale of treasury stock	470	375
Proceeds from issuance of common stock	356	1,889
Repayment of line of credit	(9,019)	-
Payment of cash dividends	(2,374)	(2,407)
Excess tax benefit from stock-based compensation	108	380
Cash (used for) provided by financing activities	(14,480)	237
Effect of exchange rate changes on cash and cash equivalents	864	271
Net increase (decrease) in cash and cash equivalents	(10,217)	2,962
Cash and cash equivalents at beginning of year	68,703	94,131
Cash and cash equivalents at end of year	$58,486	$97,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or “the Company”) and its wholly owned subsidiaries, have been prepared on a consistent basis with the March 31, 2007 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements have been prepared in accordance with the regulations of the Securities Exchange Commission (“SEC”); and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which was filed with the SEC on May 29, 2007.  The results of operations for the interim period ended June 30, 2007 are not indicative of the results to be expected for the entire fiscal year and any future period.

The Company has two reportable segments, Audio Communications Group (“ACG”) and Audio Entertainment Group (“AEG”). All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current and prior fiscal years consist of 52 weeks and each fiscal quarter consists of 13 weeks.  The current fiscal year ends on March 29, 2008 and the prior fiscal year ended on March 31, 2007.    The Company’s interim periods for the first quarters of fiscal 2006 and 2007 ended on July 1, 2006 and June 30, 2007, respectively.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

Certain financial statement reclassifications have been made to the prior period amounts to conform to the current year presentation. For the three months ended June 30, 2006, the Company reclassified certain expenses in the AEG segment within cost of revenues which had previously been classified as selling, general and administrative expenses, to conform to the ACG presentation.  As a result of this change, the Company’s previously reported amount for gross profit for the first quarter of fiscal 2007 was reduced by $376,000.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for the Company beginning on April 1, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 159 is effective for the Company beginning on April 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on the consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF Issue No. 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006.  The adoption of EITF Issue No. 06-3 did not have a material impact on the Company’s financial statements.  The Company presents taxes collected from customers and remitted to governmental authorities in the statement of operations on a net basis.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31,	June 30,
(in thousands)	2007	2007

Inventory, net:
Purchased parts	$57,406	$71,351
Work in process	6,268	6,790
Finished goods	62,931	58,112
	$126,605	$136,253

Accrued liabilities:
Employee compensation and benefits	$20,574	$21,076
Warranty accrual	7,240	9,369
Accrued advertising and sales and marketing	5,104	6,200
Accrued other	21,107	22,213
	$54,025	$58,858

Changes in the warranty obligation, which are included as a component of accrued liabilities on the condensed consolidated balance sheets, are as follows (in thousands):

Warranty obligation at March 31, 2007	$7,240
Warranty provision relating to products shipped during the year	6,804
Deductions for warranty claims processed	(4,675)
Warranty obligation at June 30, 2007	$9,369

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The aggregate amortization expense relating to purchased intangible assets for the three months ended June 30, 2006 and 2007 was $2.1 million and $2.0 million, respectively.  The estimated future amortization expense of purchased intangible assets as of June 30, 2007 is as follows (in thousands):

Fiscal Year Ending March 31,
Remainder of 2008	$6,119
2009	8,005
2010	7,545
2011	7,502
2012	4,837
Thereafter	4,972
Total estimated amortization expense	$38,980

Goodwill as of March 31, 2007 and June 30, 2007 was $72.8 million.

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2007, the Company completed the annual impairment test of goodwill and the Altec Lansing trade name, which indicated that there was no impairment. There were also no events or changes in circumstances during the three months ended June 30, 2007, which triggered an impairment review.  If AEG’s performance continues to deteriorate, it is reasonably possible that an impairment review may be triggered for goodwill and purchased intangible assets with indefinite lives prior to the next annual review in the fourth quarter of fiscal 2008.  It is also reasonably possible that an impairment review may be triggered for the remaining intangible assets.  It is not possible to determine whether, if an impairment review is required, an impairment charge would result or if such charge would be material.  See risk factor entitled “We have significant goodwill and intangible assets recorded on our balance sheet.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss must be recognized, which would adversely affect our financial results” included in the “Risk Factors” section of this Form 10-Q.

5. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense recorded under SFAS No. 123(R) included in the condensed consolidated statements of operations:

	Three Months Ended
	June 30,
(in thousands)	2006	2007

Cost of revenues	$788	$641

Research, development and engineering	1,027	928
Selling, general and administrative	2,621	2,544
Stock-based compensation expense included in operating expenses	3,648	3,472

Total stock-based compensation	4,436	4,113
Income tax benefit	(1,445)	(1,309)
Total stock-based compensation, net of tax	$2,991	$2,804

Decrease in basic and diluted earnings per share	$0.06	$0.06

Stock Options

The following is a summary of the Company’s stock option activity during the first quarter of fiscal 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2007	9,033	$26.17
Options granted	104	$24.32
Options exercised	(119)	$16.14
Options forfeited or expired	(211)	$33.56
Outstanding at June 30, 2007	8,807	$26.11	4.57	$31,520
Vested and expected to vest at June 30, 2007	8,462	$26.20	4.51	$30,256
Exercisable at June 30, 2007	6,319	$27.09	3.99	$22,172

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2007 was $0.3 million and $1.1 million, respectively.

Compensation expense recognized for stock options during the three months ended June 30, 2006 and 2007 was $3.8 million and $3.3 million, respectively.  As of June 30, 2007, total unrecognized compensation cost related to unvested stock options was $22.0 million which is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the first quarter of fiscal 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Non-vested at March 31, 2007	287	$27.09
Granted	25	$25.24
Vested	(10)	$29.32
Forfeited	(14)	$27.15
Non-vested at June 30, 2007	288	$26.85

Compensation expense recognized for restricted stock awards for the three months ended June 30, 2006 and 2007 was $0.4 million and $0.5 million, respectively.  As of June 30, 2007, total unrecognized compensation cost related to non-vested restricted stock awards was $6.7 million, which is expected to be recognized over a weighted average period of 3.5 years.  The total fair value of restricted stock awards vested during the three months ended June 30, 2007 was $0.3 million.

Employee Stock Purchase Plan (“ESPP”)

Compensation expense recognized for the ESPP for the three months ended June 30, 2006 and 2007 was $0.2 million and $0.3 million, respectively.  As of June 30, 2007, there was $0.1 million of unrecognized compensation cost related to the ESPP that is expected to be fully recognized during the next fiscal quarter.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Three Months Ended
	June 30,
Employee Stock Options	2006	2007
Expected volatility	40.0%	36.5%
Risk-free interest rate	5.1%	4.6%
Expected dividends	0.9%	0.8%
Expected life (in years)	4.2	4.4
Weighted-average grant date fair value	$10.10	$8.40

There were no new ESPP offering periods during the three months ended June 30, 2006 and 2007.

6. COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended June 30, 2006 and 2007 are as follows (in thousands):

	Three Months Ended
	June 30,
(in thousands)	2006	2007
Net income	$12,291	$14,975
Unrealized loss on cash flow hedges, net of tax	(3,660)	(158)
Foreign currency translation gain	1,247	398
Comprehensive income	$9,878	$15,215

7. FOREIGN CURRENCY TRANSACTIONS

Non-Designated Hedges

As of June 30, 2007, the Company had foreign currency forward contracts of €24.1 million and ₤6.6 million denominated in Euros and Great British Pounds, respectively.  These forward contracts hedge against a portion of the Company’s foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent, at June 30, 2007 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	24,100	$32,631	Sell Euro	1 month
GBP	6,600	$13,238	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.8 million and $0.4 million in the three months ended June 30, 2006 and 2007, respectively.

Cash Flow Hedges

As of June 30, 2007, the Company had foreign currency put and call option contracts of €54.1 million and £17.4 million. As of March 31, 2007, the Company had foreign currency put and call option contracts of €57.0 million and £16.3 million.  Collectively, the Company’s option contracts are collars to hedge against a portion of its forecasted foreign denominated sales.

In the three months ended June 30, 2006 and 2007, realized losses of $78,000 and $322,000 on cash flow hedges were recognized in net revenues in the condensed consolidated statements of operations.  The Company expects to reclassify the entire amount of $1.6 million of losses accumulated in other comprehensive income to net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

8. INCOME TAXES

The effective tax rate for the three months ended June 30, 2007 was 22.3% compared to 23.7% for the same periods a year ago. The effective tax rate is lower than the previous year due to a decline in U.S. income and is primarily due to the losses of AEG. The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors. The future quarterly tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; or a change in estimates of future taxable income which results in a valuation allowance being required.

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  There were no material adjustments as a result of the adoption of FIN 48. At the adoption date, the Company had $13.5 million of unrecognized tax benefits, $10.9 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $2.6 million would be an adjustment to goodwill.  As of June 30, 2007, the Company had $14.3 million of unrecognized tax benefits. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 1, 2007, the Company had approximately $1.0 million of accrued interest related to uncertain tax positions.  We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2003. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2001.

9. COMPUTATION OF EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	June 30,
(in thousands, except per share data)	2006	2007

Net income	$12,291	$14,975

Weighted average shares-basic	47,157	47,835
Effect of unvested restricted stock awards	26	22
Effect of employee stock options	1,085	824
Weighted average shares-diluted	48,268	48,681

Earnings per share-basic	$0.26	$0.31

Earnings per share-diluted	$0.25	$0.31

Weighted average stock options and unvested restricted stock awards to purchase 4.8 million and 6.0 million shares of Plantronics’ stock for the three months ended June 30, 2006 and 2007 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10. SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

Audio Communications Group

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for office and contact center use, use with mobile and cordless phones, and use with computers and gaming consoles. The following table presents net revenues by product group within ACG:

	Three Months Ended
	June 30,
(in thousands)	2006	2007

Net revenues from unaffiliated customers:
Office and Contact Center	$114,267	$132,205
Mobile	35,806	41,238
Gaming and Computer Audio	7,289	6,485
Other Specialty Products	6,375	5,644
Total segment net revenues	$163,737	$185,572

Audio Entertainment Group

AEG is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  Major product categories include “Docking  Audio”, which is defined as all speakers, whether AC or battery-powered, that work with portable digital players such as iPod or MP3 players and “PC Audio”, which is defined as self-powered speaker systems used for computers and other multi-media application systems.  “Other” includes PC headsets, headphones and professional speakers.  Currently, all the revenues in AEG are derived from sales of Altec Lansing products.  The following table presents net revenues by product group within AEG:

	Three Months Ended
	June 30,
(in thousands)	2006	2007

Net revenues from unaffiliated customers:
Docking Audio	$17,430	$10,291
PC Audio	11,852	8,448
Other	2,050	2,184
Total segment net revenues	$31,332	$20,923

Segment Financial Data

Financial data for each reportable segment for the three months ended June 30, 2006 and 2007 is as follows:

Net Revenues by Segment
	Three Months Ended
	June 30,
(in thousands)	2006	2007

Audio Communications Group	$163,737	$185,572
Audio Entertainment Group	31,332	20,923
Consolidated net revenues	$195,069	$206,495

Gross Profit (Loss) by Segment
	Three Months Ended
	June 30,
(in thousands)	2006	2007

Audio Communications Group	$70,073	$85,776
Audio Entertainment Group	5,526	(2,230)
Consolidated gross profit	$75,599	$83,546

Operating Income (Loss) by Segment
	Three Months Ended
	June 30,
(in thousands)	2006	2007

Audio Communications Group	$20,817	$28,986
Audio Entertainment Group	(5,693)	(11,039)
Consolidated operating income	$15,124	$17,947

The reconciliation of segment information to Plantronics’ consolidated net income is as follows:

	Three Months Ended
	June 30,
(in thousands)	2006	2007

Total operating income of segments	$15,124	$17,947

Interest and other income (expense), net	985	1,334
Income tax expense	(3,818)	(4,306)
Consolidated net income	$12,291	$14,975

Major Customers

No customer accounted for 10% or more of total net revenues for the three months ended June 30, 2006 or 2007, nor did any one customer account for 10% or more of accounts receivable at March 31, 2007, or June 30, 2007.

Geographic Information

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization.  The following table presents net revenues and long-lived assets by geographic area:

	Three Months Ended
	June 30,
(in thousands)	2006	2007

Net revenues from unaffiliated customers:
United States	$126,900	$131,295

Europe, Middle East and Africa	41,938	49,430
Asia Pacific and Latin America	19,042	19,141
Canada and other international	7,189	6,629
Total international	68,169	75,200
	$195,069	$206,495

	March 31,	June 30,
(in thousands)	2007	2007
Property, plant and equipment, net:
United States	$48,356	$49,184
China	25,817	26,370
Mexico	12,734	13,028
Other countries	10,352	10,071
	$97,259	$98,653

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).   Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include our key initiatives to increase certain revenue and profits as described in “Overview”. All forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein.  With regard to AEG, our ability to achieve a turnaround of its business is uncertain because (i) it is dependent upon our ability to more effectively research and implement features in our AEG products that consumers want and are willing to purchase; (ii) we must be able to meet the market windows for these products; (iii) we must be able to retain or obtain the shelf space for these products in our sales channel; (iv) we must retain or improve the brand recognition associated with the Altec Lansing brand during the turnaround; and (v) failure to achieve any of these objectives may adversely affect our financial results. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

We are a leading worldwide designer, manufacturer, marketer and seller of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand.  We are also a leading manufacturer and seller of high quality computer and home entertainment sound systems, docking audio products, and a line of headsets and headphones for personal digital media under our Altec Lansing brand.  In addition, we manufacture and sell, under our Clarity brand, specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs. We also provide audio enhancement products to consumers, audio professionals and businesses under our Volume Logic brand.

We ship a broad range of products to over 70 countries through a worldwide network of distributors, original equipment manufacturers (“OEMs”), wireless carriers, retailers, and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature and, while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

Our net revenue increased from $195.1 million in the first quarter of fiscal 2007 to $206.5 million in the first quarter of fiscal 2008 as a result of growth in our headset business, particularly for office and contact center products.  Our net income increased from $12.3 million in the first quarter of fiscal 2007 to $15.0 million in the first quarter of fiscal 2008.  In the first quarter of fiscal 2007, our results of operations were favorably impacted by a non-recurring $2.6 million pre-tax gain on sale of land.  In the first quarter of fiscal 2008,  our improved results of operations were achieved primarily through the improvements in our core headsets business, driven by a favorable product mix, increased utilization of our Suzhou, China plant, and cost reductions on our Bluetooth mobile and office wireless products.  We continued to experience losses in our AEG business.  We are taking action to turn this business around by performing new product research and developing significant new products to refresh the product line.  New processes are being put in place to enable this product development to occur regularly thereafter to provide products that meet customers’ needs at times that meet sales channel requirements.  We have recently integrated our sales force and realigned account coverage to better serve our customers.

In fiscal 2008, our key initiatives, which are explained below, are designed to increase revenues and profits.

•
Increase penetration in the office. Growing the office markets, through the introduction of compelling, easy to use, wireless products and demand generation campaigns will continue to be our top priority.  We have trained over 3,000 representatives at customer and partner locations on our products through our Sound Coach, which is a mobile trade show booth.  We also have new programs to convert corded headset users to wireless headsets, as well as to upgrade existing wireless headset users to our new CS70N.

•
Upgrade existing customers with compelling new products.  We announced two new products within our Voyager family:  the Voyager 520 Bluetooth headset, which features noise-canceling technology for business-quality performance and which will be available in August and the Voyager 520 which emphasizes voice clarity and communication versatility in an easy-to-operate design with a form factor smaller than its predecessor product, the Voyager 510, which we will continue to sell.  We also announced the new .Audio 480 Virtual Phone Booth headset for laptop, multimedia, VoIP and internet conversations.  This is the smallest headset in our product line and features sound-isolating ear buds and wind-noise reduction technology.

•
Grow our Bluetooth market share while improving profitability.  We believe a significant opportunity to increase our Bluetooth market share is being created by the convergence of music and communications in the cell phone industry.  Our Bluetooth product portfolio is highly competitive and we believe our existing and next generation products are well positioned to gain market share.  In addition, we are focused on reducing the cost of our Bluetooth products.  We will continue to implement our supply chain optimization and re-engineering initiatives that are designed to increase inventory turns, improve forecast accuracy and reduce excess and obsolete inventory.  We increased the utilization of our China plant, improving direct labor productivity and reducing logistics costs. We will continue to increase the use of common design platforms from which we can produce multiple generations of products.

•
Focus on the turnaround plan for Altec Lansing.  Development of the next generation products with lower manufacturing costs and higher margins are a key priority over the next 18 months.  We also plan to take advantage of the industrial design capabilities that exist within the ACG segment to make these next generation products more appealing to buyers.  During the first quarter of fiscal 2008, we introduced the iM600, a docking speaker system for the iPod, and announced the Upgrader Series of headphones for computers and portable electronic devices and the PT Series of wireless digital surround sound speakers for flat panel TV’s.   We are also controlling costs in AEG and exploring ways to make this business more efficient.

RESULTS OF OPERATIONS

The following tables set forth, for the period indicated, the condensed consolidated statements of operations data and data by segment.  The financial information and the ensuing discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

Consolidated

(in thousands)	Three Months Ended June 30,
	2006		2007

Net revenues	$195,069	100.0%	$206,495	100.0%
Cost of revenues	119,470	61.2%	122,949	59.5%
Gross profit	75,599	38.8%	83,546	40.5%

Operating expense:
Research, development and engineering	18,659	9.6%	19,488	9.5%
Selling, general and administrative	44,453	22.8%	46,111	22.3%
Gain on sale of land	(2,637)	(1.4)%	-	0.0%
Total operating expenses	60,475	31.0%	65,599	31.8%
Operating income	15,124	7.8%	17,947	8.7%
Interest and other income (expense), net	985	0.5%	1,334	0.7%
Income before income taxes	16,109	8.3%	19,281	9.4%
Income tax expense	3,818	2.0%	4,306	2.1%
Net income	$12,291	6.3%	$14,975	7.3%

Audio Communications Group

(in thousands)	Three Months Ended June 30,
	2006		2007

Net revenues	$163,737	100.0%	$185,572	100.0%
Cost of revenues	93,664	57.2%	99,796	53.8%
Gross profit	70,073	42.8%	85,776	46.2%

Operating expense:
Research, development and engineering	16,018	9.8%	16,784	9.0%
Selling, general and administrative	35,875	21.9%	40,006	21.6%
Gain on sale of land	(2,637)	(1.6)%	-	0.0%
Total operating expenses	49,256	30.1%	56,790	30.6%
Operating income	$20,817	12.7%	$28,986	15.6%

Audio Entertainment Group

(in thousands)	Three Months Ended June 30,
	2006		2007

Net revenues	$31,332	100.0%	$20,923	100.0%
Cost of revenues	25,806	82.4%	23,153	110.7%
Gross profit (loss)	5,526	17.6%	(2,230)	(10.7)%

Operating expense:
Research, development and engineering	2,641	8.4%	2,704	12.9%
Selling, general and administrative	8,578	27.4%	6,105	29.2%
Total operating expenses	11,219	35.8%	8,809	42.1%
Operating loss	$(5,693)	(18.2)%	$(11,039)	(52.8)%

NET REVENUES

Audio Communications Group

	Three Months Ended
	June 30,		Increase
(in thousands)	2006	2007	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$114,267	$132,205	$17,938	15.7%
Mobile	35,806	41,238	5,432	15.2%
Gaming and Computer Audio	7,289	6,485	(804)	(11.0)%
Other Specialty Products	6,375	5,644	(731)	(11.5)%
Total segment net revenues	$163,737	$185,572	$21,835	13.3%

Audio Entertainment Group

	Three Months Ended
	June 30,		Increase
(in thousands)	2006	2007	(Decrease)

Net revenues from unaffiliated customers:
Docking Audio	$17,430	$10,291	$(7,139)	(41.0)%
PC Audio	11,852	8,448	(3,404)	(28.7)%
Other	2,050	2,184	134	6.5%
Total segment net revenues	$31,332	$20,923	$(10,409)	(33.2)%

In the first quarter of fiscal 2008, compared to the same quarter a year ago, consolidated net revenues increased 6%, from $195.1 million in the first quarter of fiscal 2007 to $206.5 million in the first quarter of fiscal 2008.  All of the increase in net revenues is attributable to the ACG segment, whose revenues account for approximately 90% of consolidated net revenues.  We believe that the increase in ACG revenues is due to the strength of our current product portfolio and to improved effectiveness in our marketing programs.  AEG net revenues decreased compared to the same quarter a year ago and account for approximately 10% of net revenues.  Our current AEG product portfolio is not sufficiently competitive, resulting in a cumulative loss of market share and decreased net revenues.

ACG

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for select markets.  We make products for use with office and contact center phones, mobile and cordless phones, and computers and gaming consoles.

Office and Contact Center (“OCC”) products represent our largest source of revenues while Mobile products represent our largest unit volumes.  Revenues may vary due to the timing of the introduction of new products, seasonality, discounts and other incentives and channel mix. There has been a growing trend toward wireless products and a corresponding shift away from our corded products.  We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders.  Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

Fluctuations in the net revenues of ACG compared to the same quarter a year ago are described below:

•
Net revenues from OCC products increased $17.9 million.  Cordless products, primarily wireless office systems, comprised $11.5 million of this increase.  Net revenues from corded products in the OCC category increased $6.4 million.  Most of the corded revenue growth was driven internationally in Europe and in Asia Pacific.

•	Mobile net revenues increased $5.4 million. Net revenues from Bluetooth headsets increased $7.8 million, while net revenues from corded mobile headsets declined by $2.4 million.
•	Gaming and Computer Audio product revenues decreased $0.8 million, primarily due to competitive pressure in Europe.
•
Other Specialty Product net revenues, which consist primarily of our Clarity products, decreased $0.7 million as some retail customers and distributors have reduced the number of Clarity products they carry.

AEG

AEG is engaged in the design, manufacture, sales, marketing and support of audio solutions and related technologies.  Our product offerings include computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones and microphones for personal digital media. Major product categories include Docking Audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players; PC Audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; and Other, which includes interactive audio (headsets) and personal audio (headphones).  Currently, all the revenues in AEG are derived from our Altec Lansing-branded products.

Altec Lansing products are primarily consumer goods sold in the retail channel, and sales are highly seasonal.  The strongest revenues typically occur in the December quarter due to the holiday period.

Fluctuations in the net revenues of AEG compared to the same quarter a year ago are described below:

•	Docking Audio net revenues decreased primarily as a result of intense competition in the MP3 accessories market, particularly in the US, and our reduced share of the MP3 accessories market.
•	PC Audio net revenues decreased due to increased competition and price reductions.

Geographical Information

	Three Months Ended
	June 30,		Increase
(in thousands)	2006	2007	(Decrease)

Net revenues from unaffiliated customers:
United States	$126,900	$131,295	$4,395	3.5%

Europe, Middle East and Africa	41,938	49,430	7,492	17.9%
Asia Pacific and Latin America	19,042	19,141	99	0.5%
Canada and other international	7,189	6,629	(560)	(7.8)%
Total international	68,169	75,200	7,031	10.3%
	$195,069	$206,495	$11,426	5.9%

International net revenues increased from 35% of total net revenues for the first quarter of fiscal 2007 to 36% for the first quarter of fiscal 2008 due to the strength of our Europe, Middle East and Africa (“EMEA”) business in ACG.  Our domestic business, while it decreased as a percent of total net revenues from 65% for the first quarter of fiscal 2007 to 64% for the first quarter of fiscal 2008, increased by $4.4 million primarily due to growth in ACG domestic revenues, offset by decreases in AEG domestic revenues.  The decreases in the AEG domestic net revenues were primarily attributable to the intense competition and pricing pressure in the Docking Audio markets in the U. S.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling, depreciation, warranty expense, reserves for excess and obsolete inventory, freight expense, royalties and an allocation of overhead expenses, including facilities and IT costs.

	Three Months Ended
	June 30,		Increase
(in thousands)	2006	2007	(Decrease)

Consolidated
Net revenues	$195,069	$206,495	$11,426	5.9%
Cost of revenues	119,470	122,949	3,479	2.9%
Consolidated gross profit	$75,599	$83,546	$7,947	10.5%
Consolidated gross profit %	38.8%	40.5%	1.7	ppt.

Audio Communications Group
Net revenues	$163,737	$185,572	$21,835	13.3%
Cost of revenues	93,664	99,796	6,132	6.5%
Segment gross profit	$70,073	$85,776	$15,703	22.4%
Segment gross profit %	42.8%	46.2%	3.4	ppt.

Audio Entertainment Group
Net revenues	$31,332	$20,923	$(10,409)	(33.2)%
Cost of revenues	25,806	23,153	(2,653)	(10.3)%
Segment gross profit (loss)	$5,526	$(2,230)	$(7,756)	(140.4)%
Segment gross profit (loss) %	17.6%	(10.7)%	(28.3)	ppt.

In the first quarter of fiscal 2008, compared to the same quarter a year ago, consolidated gross profit increased 11%, from $75.6 million in the first quarter of fiscal 2007 to $83.5 million in the first quarter of fiscal 2008.   All of the increase in consolidated gross profit is attributable to the ACG segment, whose gross profit accounts for approximately 103% of consolidated gross profit, offset by AEG gross losses which account for approximately (3%).

Fluctuations in the gross profit of ACG and AEG, compared to the same quarter a year ago were as follows:

 ACG

The increase in gross profit was primarily due to higher net revenues.  As a percentage of net revenues, gross profit increased 3.4 percentage points primarily due to the following:

•	an improved product mix with an increase in Office products, which generally have a higher gross margin than our Mobile products;
•	cost reductions on Bluetooth and wireless office products;
•	higher production levels, higher utilization of our China factory, and better absorption of fixed costs which yielded a 2.1 percentage point improvement; and
•	a $0.9 million reduction in excess and obsolete inventory costs which yielded a 0.7 percentage point improvement.

These reductions to cost were partially offset by an increase of $3.0 million in warranty costs primarily due to increased sales of mobile and entertainment products through retail channels where the returns often occur more frequently than through other sales channels..

AEG

The decrease in gross profit (loss) primarily reflected the following:

•	an increase in excess and obsolete inventory costs of approximately $3 million;
•	fixed costs which were flat while net revenue decreased, resulting in lower gross margins;
•	product mix had a negative impact, as there was a smaller proportion of Docking Audio product, which generally has higher gross margins than PC Audio;
•	increased competition which negatively impacted pricing; and

For both our segments, product mix has a significant impact on gross profit as there can be significant variances between our higher and our lower margin products.  Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not properly anticipate changes in demand, we can, and have, experienced significant costs associated with writing off excess and obsolete inventory or incurring charges for adverse purchase commitments.  While we are focused on actions to improve our gross profit through supply chain management, improvements in product launches, increasing the utilization of manufacturing capacity, particularly in our new facility in Suzhou, China, and improving the effectiveness of our marketing programs, there can be no assurance that these actions will be successful.  Gross profit may also vary based on return rates, the amount of product sold for which royalties are required to be paid, the rate at which royalties are calculated, and other factors.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead expenses, including facilities, human resources, and IT costs.

	Three Months Ended
	June 30,		Increase
(in thousands)	2006	2007	(Decrease)

Consolidated
Research, development and engineering	$18,659	$19,488	$829	4.4%
% of total consolidated net revenues	9.6%	9.5%	(0.1)	ppt.

Audio Communications Group
Research, development and engineering	$16,018	$16,784	$766	4.8%
% of total segment net revenues	9.8%	9.0%	(0.8)	ppt.

Audio Entertainment Group
Research, development and engineering	$2,641	$2,704	$63	2.4%
% of total segment net revenues	8.4%	12.9%	4.5	ppt.

In the first quarter of fiscal 2008, compared to the same quarter a year ago, consolidated research, development and engineering expenses increased primarily due to increased compensation costs. Approximately 92% of the increase in research, development and engineering expenses is attributable to the ACG segment and the remaining 8% to the AEG segment.

The $0.8 million increase in ACG expenses is mostly related to compensation expenses at our design centers in the U.S., Mexico, and Suzhou, China.

Projects that the research, development and engineering departments focused on were:

•	the design and development of wireless office system products;
•	Bluetooth products and technology;
•	product line platforming; and
•	product line refresh for AEG

We anticipate that our consolidated research, development and engineering expenses will continue to increase in the remainder of fiscal 2008 due to continued expenditures for wireless office and wireless mobile products, gaming products and the home and home office products, as well as increased expenditures related to revitalizing our AEG products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense consists primarily of compensation costs, professional service fees, litigation costs, marketing costs, bad debt expense and allocation of overhead expenses, including facilities, human resources and IT costs.

	Three Months Ended
	June 30,		Increase
(in thousands)	2006	2007	(Decrease)

Consolidated
Selling, general and administrative	$44,453	$46,111	$1,658	3.7%
% of total consolidated net revenues	22.8%	22.3%	(0.5)	ppt.

Audio Communications Group
Selling, general and administrative	$35,875	$40,006	$4,131	11.5%
% of total segment net revenues	21.9%	21.6%	(0.3)	ppt.

Audio Entertainment Group
Selling, general and administrative	$8,578	$6,105	$(2,473)	(28.8)%
% of total segment net revenues	27.4%	29.2%	1.8	ppt.

In the first quarter of fiscal 2008, compared to the same quarter a year ago, consolidated selling, general and administrative expenses increased due to increased compensation as a result of higher headcount in the sales and marketing functions and higher bonus and commission cost associated with higher net revenues and profits in ACG, partially offset by a decrease in expenses in AEG.

Fluctuations in the selling, general and administrative expenses of ACG and AEG, compared to the same quarter a year ago were as follows:

ACG

Selling, general and administrative expenses increased due to the following:

•	increased compensation of $2.5 million primarily related to higher headcount in the sales and marketing functions; and
•	increased marketing program expenses of $2.2 million primarily related to advertising, outbound telemarketing, product launch and other demand generation programs.

These increases were partially offset by reductions in several other expense categories that are individually insignificant, but collectively total $0.6 million.

AEG

Selling, general and administrative expenses decreased due to the following:

•	decreased compensation of $1.0 million primarily related to employee turnover and decreased bonuses reflecting the decreased profit in the segment;
•	decreased spending on integration of $0.7 million as we have completed significant portions of our planned system integration;
•	decreased retail rep commissions due to decreased revenues of $0.4 million; and

We anticipate our consolidated selling, general and administrative expenses will continue to increase in the remainder of fiscal 2008 due to the introduction of certain sales and marketing programs.

GAIN ON SALE OF LAND

During the first quarter of fiscal 2007, we had a non-recurring transaction in which we sold a parcel of land in Frederick, Maryland, for net proceeds of $2.7 million and recorded a gain of $2.6 million from the sale of this property.

OPERATING INCOME

	Three Months Ended
	June 30,		Increase
(in thousands)	2006	2007	(Decrease)

Consolidated
Operating income	$15,124	$17,947	$2,823	18.7%
% of total consolidated net revenues	7.8%	8.7%	0.9	ppt.

Audio Communications Group
Operating income	$20,817	$28,986	$8,169	39.2%
% of total segment net revenues	12.7%	15.6%	2.9	ppt.

Audio Entertainment Group
Operating loss	$(5,693)	$(11,039)	$5,346	93.9%
% of total segment net revenues	(18.2)%	(52.8)%	34.6	ppt.

Consolidated operating income increased in the first quarter of fiscal 2008 due to higher net revenues and improved gross profit in ACG, despite the absence of the $2.6 million gain on sale of land recognized in the first quarter of fiscal 2007.  The improved operating results in ACG were partially offset by increased operating losses in AEG, primarily due to lower net revenues and increased charges for excess and obsolete inventory.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended
	June 30,		Increase
(in thousands)	2006	2007	(Decrease)

Consolidated
Interest and other income (expense), net	$985	$1,334	$349	35.4%
% of total consolidated net revenues	0.5%	0.7%	0.2	ppt.

In the first quarter of fiscal 2008, compared to the same quarter a year ago, interest and other income (expense), net increased primarily due to higher interest income of $0.5 million as a result of higher average cash balances and lower interest expense of $0.3 million resulting from the repayment of our line of credit in the fourth quarter of fiscal 2007.  At June 30, 2007, there were no outstanding borrowings under the credit facility versus $13 million as of June 30, 2006.  These increases were partially offset by a $0.4 million decrease in the foreign exchange gain net of hedging compared with the same quarter a year ago.

INCOME TAX EXPENSE

	Three Months Ended
	June 30,		Increase
(in thousands)	2006	2007	(Decrease)

Consolidated
Income before income taxes	$16,109	$19,281	$3,172	19.7%
Income tax expense	3,818	4,306	488	12.8%
Net income	$12,291	$14,975	$2,684	21.8%
Effective tax rate	23.7%	22.3%	(1.4)	ppt.

In the first quarter of fiscal 2008, compared to the same quarter a year ago, our effective tax rate decreased due to lower U.S. net income which is taxed at higher rates than our foreign income. The decline in U.S. net income is primarily due to the losses in AEG.

We have significant operations in various tax jurisdictions. Currently, income from some of these operations is taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our tax rate would be materially affected.

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. There were no material adjustments as a result of the adoption of FIN 48. At the adoption date, we had $13.5 million of unrecognized tax benefits, $10.9 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $2.6 million would be an adjustment to goodwill.  As of June 30, 2007, we had $14.3 million of unrecognized tax benefits. We estimate that there will be no material changes in our uncertain tax positions in the next 12 months.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 1, 2007, we had approximately $1.0 million of accrued interest related to uncertain tax positions.  We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2003. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2001.

FINANCIAL CONDITION

The table below provides selected condensed consolidated cash flow information for the periods presented:

	Three Months Ended
	June 30,
(in thousands)	2006	2007

Cash provided by operating activities	$4,505	$13,125

Cash used for capital expenditures and other assets	(9,135)	(6,596)
Cash provided by (used for) other investing activities	8,029	(4,075)
Cash used for investing activities	(1,106)	(10,671)

Cash (used for) provided by financing activities	$(14,480)	$237

Cash Flows from Operating Activities

Cash flows from operating activities for the three-months ended June 30, 2007 consisted of net income of $15 million, non-cash charges of $12.6 million and working capital uses of cash of $14.5 million.  Non-cash charges relate primarily to $7.1 million of depreciation and amortization, provision for excess and obsolete inventory of $5.4 million and $4.1 million of stock-based compensation under SFAS No. 123(R).  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable.  Inventory increased to support higher overall volumes and the transition of manufacturing of consumer headsets to our manufacturing facility in Suzhou, China and accounts receivable increased due to higher net revenues.  DSO as of June 30, 2007 was flat at 53 days compared to March 31, 2007.  Working capital sources of cash consisted primarily of increases in accrued liabilities and income taxes payable which fluctuate with the timing of payments.

Cash flows from operating activities for the three-months ended June 30, 2006 consisted of net income of $12.3 million, non-cash charges of $11.6 million and working capital uses of cash of $19.4 million.  Non-cash charges relate primarily to $7.2 million of depreciation and amortization, provision for excess and obsolete inventory of $3.3 million and $4.4 million of stock-based compensation under SFAS No. 123(R).  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable and working capital sources of cash consisted primarily of increases in accounts payable and accrued liabilities which fluctuate with the timing of payments.

Cash Flows from Investing Activities

Net cash flows used for investing activities for the three-months ended June 30, 2007 primarily consisted of net purchases of short-term investments of $4.1 million and capital expenditures of $6.3 million.  For the three-months ended June 30, 2006, net cash flows used for investing activities primarily consisted of capital expenditures of $9.1 million partially offset by net proceeds from the sale of short-term investments of $8.0 million.

Cash Flows from Financing Activities

Net cash flows provided by financing activities for the three-months ended June 30, 2007 primarily consisted of $1.9 million in proceeds from the exercise of employee stock options, $0.4 million in proceeds from the sale of treasury stock and $0.4 million of excess tax benefits from stock-based compensation, which was partially offset by dividend payments of $2.4 million.  For the three-months ended June 30, 2006, net cash flows used for financing activities primarily consisted of $9.0 million related to the repayment of the line of credit, $4.0 million related to the repurchase of common stock and dividend payments of $2.4 million.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion.  For the remainder of fiscal 2008, we expect to spend $25 to $30 million in capital expenditures, primarily for tooling, IT systems and to complete the expansion of our facilities in Santa Cruz.

At June 30, 2007, we had working capital of $290.2 million, including $110.4 million of cash, cash equivalents and short-term investments, compared with working capital of $258.4 million, including $103.4 million of cash, cash equivalents and short-term investments at March 31, 2007.

We have a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010. The line of credit was fully repaid in the fourth quarter of fiscal 2007.  At June 30, 2007, there were no outstanding borrowings under the credit facility and our commitments under a letter of credit sub-facility were $0.5 million. The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters.  It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under our amended Credit Agreement.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded within interest and other income (expense),net, offsetting transaction gains and losses on the related assets and liabilities.

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

Our AEG segment has incurred operating losses, utilizing more cash than has been generated by that segment.  AEG’s cash deficits have been funded by the cash surpluses generated by ACG.  We anticipate that ACG’s cash surpluses will be sufficient to cover any cash deficits generated by AEG during the AEG turnaround.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations as of June 30, 2007, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Remainder
		of Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
(in thousands)	Total	2008	2009	2010	2011	2012	Thereafter

Operating leases	$15,552	$4,403	$3,746	$2,296	$1,160	$921	$3,026
Unconditional purchase obligations	4,376	4,376	-	-	-	-	-
Total contractual cash obligations	$19,928	$8,779	$3,746	$2,296	$1,160	$921	$3,026

As discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 as of April 1, 2007.  At April 1, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $13.5 million, which we do not expect to be due within the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  We updated the following critical accounting policy during the first quarter of fiscal 2008.

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

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. There were no material adjustments as a result of the adoption of FIN 48. We continue to follow the practice of recognizing interest and penalties related to income tax matters as a part of the provision for income taxes.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for the Company beginning on April 1, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 159 is effective for the Company beginning on April 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on the consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF Issue No. 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF Issue No. 06-3 did not have a material impact on the Company’s financial statements.  The Company presents taxes collected from customers and remitted to governmental authorities in the statement of operations on a net basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.  This discussion contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors”.

INTEREST RATE RISK

We had cash and cash equivalents totaling $94.1 million at March 31, 2007 compared to $97.1 million at June 30, 2007.  We had short-term investments of $9.2 million at March 31, 2007 and $13.3 million at June 30, 2007.  Cash equivalents have a maturity, when purchased, of three months or less.  Short-term investments have a maturity of greater than three months and are classified as available-for-sale.  All of our short-term investments are held in our name at a limited number of major financial institutions and consist of auction rate securities.  The taxable equivalent interest rates realized on these investments averaged 5.4% for the first quarter of fiscal 2008.

We applied the same modeling technique as we used at March 31, 2007 to measure the hypothetical changes in fair values in our short-term investments, excluding cash and cash equivalents, held at June 30, 2007 that are sensitive to changes in interest rates.  Based upon our analysis, the fair values did not change materially as our investments are of short duration, and the amount held at June 30, 2007 was not significant enough to result in a material change in fair value.

As of July 27, 2007, we had no borrowings under the revolving line of credit facility and $0.6 million committed under the letter of credit sub-facility.  If we choose to borrow additional amounts under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

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

The table below presents the impact of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of June 30, 2007 (in millions):

			FX	FX
			Gain (Loss)	Gain (Loss)
		USD Value	From 10%	From 10%
		of Net FX	Appreciation	Depreciation
Currency - forward contracts	Position	Contracts	of USD	of USD
Euro	Sell Euro	$32.6	$3.3	$(3.3)
Great British Pound	Sell GBP	13.2	1.3	(1.3)
Net position		$45.8	$4.6	$(4.6)

Cash Flow Hedges

In the first quarter of fiscal 2008, approximately 36% of net revenues were derived from sales outside the United States, which were predominately denominated in the Euro and the Great British Pound.

As of June 30, 2007, we had foreign currency call option contracts of approximately €54.1 million and £17.4 million denominated in Euros and Great British Pounds, respectively.  As of June 30, 2007, we also had foreign currency put option contracts of approximately €54.1 million and £17.4 million denominated in Euros and Great British Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of June 30, 2007 (in millions):

		FX	FX
		Gain (Loss)	Gain (Loss)
	USD Value	From 10%	From 10%
	of Net FX	Appreciation	Depreciation
Currency - option contracts	Contracts	of USD	of USD
Call options	$(109.4)	$2.9	$(9.7)
Put options	102.9	6.8	(1.2)
Net position	$(6.5)	$9.7	$(10.9)

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Plantronics, Inc. required to be disclosed in periodic filings under Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms.

In connection with the filing of Form 10-Q for the quarter ended June 30, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  There were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

ITEM 1A. RISK FACTORS

Investors or potential investors in our stock should carefully consider the risks described below. Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general economic market conditions and industry conditions. One should carefully consider the following factors in connection with any investment in our stock.  We have materially amended the second and third risk factors below from the corresponding risk factors published in our Form 10-K for the fiscal year ended March 31, 2007.  Our business, financial condition and results of operations could be materially adversely affected if any of the following risks occur. Should any or all of the following risks materialize, the trading price of our stock could decline, and investors could lose all or part of their investment.

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

•
We incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. In the event we acquire too much inventory for certain products, the risk of future inventory write-downs increases. In the event we have inadequate inventory to meet the demand for particular products, we may miss significant revenue opportunities or incur significant expenses such as air freight, expediting shipments, and other negative variances in our manufacturing processes as we attempt to make up for the shortfall.  When a significant portion of our revenue is derived from new products, forecasting the appropriate volumes of production is even more difficult;

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

•
Fluctuations in currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and Great British Pound. Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in a currency in order to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions; and

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

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of raw materials, components, sub-assemblies and products from our suppliers. We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, sub-assemblies and finished products entails various risks, including the following:

•
Although we generally use standard raw materials, parts and components for our products, the high development costs associated with wireless technologies permit us to work with only a single source of silicon chip-sets on any particular new product. We, or our chosen supplier of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules. Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, and/or the inability to meet our customer demand for these new products. Additionally, these supplier or other suppliers may discontinue production of the parts we depend on.  If this occurs, we may have difficulty obtaining sufficient product to meet our needs.  This could cause us to fail to meet customer expectations.  If customers turn to our competitors to meet their needs, there could be a long-term impact on our revenues and profitability.  Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors;

•
We have been put on notice by a single source supplier that chipsets used in headsets accounting for approximately 30% of ACG revenues are subject to an end-of-life notice.  We believe that we will be able to obtain sufficient quantities of these chipsets to last us for approximately one year, and we are exploring opportunities with that supplier to obtain greater supplies of the chipset in the future.  We also have products in development that can replace the products that use these chipsets.  These products are currently scheduled for release to volume production before we expect to exhaust supplies of the chipset currently in use.  However, development is risky and there can be no assurance that we will complete the new products on schedule, that the cost of those products will be similar to the current products and/or that our channels will accept the new products as rapidly as will be necessary to maintain revenue continuity.  If we are unable to obtain sufficient supplies of the current chipsets or commence volume production of the new products in a timely manner or otherwise remedy the situation before the current chipsets become unavailable it would materially and adversely affect our business, financial condition and results of operations;

•
If product is available, we may be unable to predict last time buy quantities accurately and we may experience excess or insufficient inventories of product.  This could cause us to either fail to produce sufficient quantities of products to fill our customers’ orders or to have larger inventories that could lead to our writing off un-useable product as being excess and obsolete.  This could have an adverse effect on our financial results;

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

•
Due to the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, sub-assemblies, components and products. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs.  In particular, many B2C customer orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure in the future to match the timing of purchases of raw materials, sub-assemblies, components and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affecting our business, financial condition and results of operations; and

•
Most of our suppliers are not obligated to continue to provide us with raw materials, components and sub-assemblies. Rather, we buy most raw materials, components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those raw materials, components and subassemblies.  Any such shortages would materially adversely affect our business, financial condition and results of operations.

Acquisition and integration of Altec Lansing Technologies, Inc. has had and may continue to have an adverse effect on our financial condition.

There are inherent risks associated with our acquisition of Altec Lansing that could materially adversely affect our business, financial condition and results of operations. The risks faced in connection with this acquisition include among others:

•	Competition may continue to increase in Altec Lansing’s markets more than expected;

•
Altec Lansing’s product sales and new product development may not evolve as anticipated. We are currently working on a product refresh which we are anticipating will take us at least eighteen months to complete.  There is no assurance that these new products will be successful, and the length of time required for this refresh may cause our customers to buy from our competitors;

•	We must be able to meet the market windows for Altec Lansing’s products;

•	We must be able to retain or obtain shelf space for these products in our sales channel;

•	We must retain or improve the brand recognition associated with the Altec Lansing brand during the turnaround;

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

Mergers and acquisitions, particularly those of technology companies, are inherently risky, and no assurance can be given that this or any future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must also manage any acquisition-related growth effectively. In fiscal 2007 and continuing into fiscal 2008, we incurred significant losses from the Altec Lansing business.  If the anticipated future results of our AEG business do not materialize as expected, goodwill and other intangible assets which were recorded as a result of the acquisition could become impaired and could result in write-offs which would negatively impact our operating results.

If we do not match production to demand, we may lose business or our gross margins could be materially adversely affected.

Our industry is characterized by rapid technological change, frequent new product introductions, short-term customer commitments and rapid changes in demand. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. Significant unanticipated fluctuations in supply or demand and the global trend towards consignment of products could cause the following operating problems, among others:

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

•
If demand increases beyond that forecasted, we would have to rapidly increase production. We currently depend on suppliers to provide additional volumes of components and sub-assemblies, and we are experiencing greater dependence on single source suppliers; therefore, we might not be able to increase production rapidly enough to meet unexpected demand.  There could be short-term losses of sales while we are trying to increase production;

•	The introduction of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties:

•	Our dependence on third parties to supply key components, many of which have long lead times;

•	Our ability to forecast demand for the variety of products within this new product category for which relevant data is incomplete or unavailable; and

•	Longer lead times with suppliers than commitments from some of our customers.

If we are unable to deliver products on time to meet the market window of our retail customers, we will lose opportunities to increase revenues and profits or we may incur penalties for late delivery.  We may also be unable to sell these finished goods, which would result in excess or obsolete inventory.

•
Increasing production beyond planned capacity involves increased tooling, test equipment and hiring and training additional staff. Lead times to increase tooling and test equipment are typically several months, or more. Once such additional capacity is in place, we incur increased depreciation and the resulting overhead. Should we fail to ramp production once capacity is in place, we would not be able to absorb this incremental overhead, and this could lead to lower gross margins; and

•
We are working on a new initiative to re-engineer our supply chain by implementing new product forecasting systems, increasing automation within supply chain activities, improving the integrity of our supply chain data, and creating dashboards in order to improve our ability to match production to demand.  If we are not able to successfully implement this initiative, we may not be able to meet demand or compete effectively with other companies who have successfully implemented similar initiatives.

Any of the foregoing problems could materially and adversely affect our business, financial condition and results of operations.

We have significant goodwill and intangible assets recorded on our balance sheet.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss must be recognized, which would adversely affect our financial results.

As a result of the acquisition of Altec Lansing and Octiv, now Volume Logic, in fiscal 2006, we have significant goodwill and intangible assets recorded on our balance sheet. Certain events or changes in circumstances, such as the change in our Volume Logic roadmap in the fourth quarter of fiscal 2007, would require us to assess the recoverability of the carrying amount of our goodwill and intangible assets. We wrote off approximately $0.8 million in intangible assets from the Volume Logic business in fiscal 2007.

The results of operations for our acquired Altec Lansing business have been negatively impacted by intense price competition, particularly in the Docking Audio products, and our new product introductions have not been as profitable as those in the prior year.  We have also had significant losses in fiscal 2007 and fiscal 2008 from excess and obsolete inventory and non-cancelable purchase commitments.  If we are unable to successfully introduce new, profitable products and align the cost structure to the revenue base, our anticipated future cash flows from the Altec Lansing business could be negatively impacted.

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

Certain of our Docking Audio products under our Altec Lansing brand were developed for use with Apple, Inc.’s (“Apple”) iPod products.  We have a non-exclusive right to use the Apple interface with certain of our Docking Audio products, and we are required to pay Apple a royalty for this right.  The risks faced in conjunction with our Apple related products include, among others:

•	If supply or demand for iPod products decreases, demand for certain of our Docking Audio products could be negatively affected;

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

We also compete in the consumer market for the sale of our mobile, computer audio, gaming, Altec Lansing and Clarity products.  We believe that consumer marketing is highly relevant in the consumer market, which is dominated by large brands that have significant consumer mindshare.  We invested in marketing initiatives to raise awareness and consideration of the Plantronics brand. We believe this will help increase preference for Plantronics and promote headset adoption overall.  The consumer market is characterized by relatively rapid product obsolescence, and we are at risk if we do not have the right products at the right time to meet consumer needs.  In addition, some of our competitors have significant brand recognition, and we are experiencing more competition in pricing actions, which can result in significant losses and excess inventory.

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

Currently, our single largest competitor is GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate. We are currently experiencing more price competition from GN in the business markets than in the past.  Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments. Motorola also benefits from the ability to bundle other offerings with their headsets.  We are also experiencing additional competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products’ communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

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

Our product markets are intensely competitive and market leadership changes frequently as a result of new products, designs and pricing.  The growing focus of telephony service providers on the resale and profit from headsets and other accessories threatens the price structure of the industry, margins and market share.  We also expect to face additional competition from companies, principally located in Asia Pacific, which offer very low cost headset products, including products that are modeled on, or are direct copies of our products. These new competitors are likely to offer very low cost products, which may result in pricing pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

Further, we expect to continue to experience increased competitive pressures in our retail business, particularly in the terms and conditions that our competitors offer to our customers, which may be more favorable than our terms. For example, some of our competitors are beginning to offer to consign products rather than sell them directly to their customers. In order to compete effectively, we are offering similar terms to select customers within both our ACG and AEG products space. Offering more products on a consignment basis delays the timing of our revenue recognition and could potentially increase inventory balances as well as require changes in our systems to track inventory and point of sale.

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

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

•	Uncertain economic conditions and the decline in investor confidence in the market place;

•	Changes in our published forecasts of future results of operations;

•	Quarterly variations in our or our competitors' results of operations and changes in market share;

•	The announcement of new products or product enhancements by us or our competitors;

•	The loss of services of one or more of our executive officers or other key employees;

•	Changes in earnings estimates or recommendations by securities analysts;

•	Developments in our industry;

•	Sales of substantial numbers of shares of our common stock in the public market;

•	Integration of the Altec Lansing business or market reaction to future acquisitions;

•	Our ability to successfully complete the product refresh for the Altec Lansing products and turnaround the AEG business;

•	General market conditions; and

•	Other factors unrelated to our operating performance or the operating performance of our competitors.

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

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income historically has been generated in these jurisdictions. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected. While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful.  In addition, many of these strategies will require a period of time to implement.  Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.  In addition, the adoption of FIN 48 in the first quarter of fiscal 2008 may add more variability to our future effective tax rates.

We have significant foreign operations, and there are inherent risks in operating abroad.

During the first quarter of fiscal 2008, approximately 36% of our net revenues were derived from customers outside the United States. In addition, we conduct the majority of our ACG headset assembly operations in our manufacturing facility located in Tijuana, Mexico, and we obtain most of the components and sub-assemblies used in our products from various foreign suppliers. We have recently completed construction of a factory and design center in Suzhou, China.  We have begun to transition new products and outsourced production to our new facility to ramp production.  If we are unable to effectively produce new products or to transition outsourced production into our new Suzhou facility, we may be unable to meet demand for these products, and our margins on these products may decrease. There are risks in operating the Suzhou factory and expanding our competency in a rapidly evolving economy because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated or the like.  Should any of these risks occur, we may be unable to maximize the output from the facility and our financial results may decrease from our anticipated levels.  We also purchase a number of turnkey products directly from Asia. Further, the majority of our AEG products are manufactured either in our Dongguan, China manufacturing plant or manufactured by foreign vendors, primarily in China.  The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

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

We have intellectual property rights that could be infringed by others, and we are potentially at risk of infringement of the intellectual property rights of others.

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

There is also continuing and increasing public controversy over the use of mobile telephones by operators of motor vehicles. While we believe that our products enhance driver safety by permitting a motor vehicle operator to generally be able to keep both hands free to operate the vehicle, there is no certainty that this is the case, and we may be subject to claims arising from allegations that use of a mobile telephone and headset contributed to a motor vehicle accident. We maintain product liability insurance and general liability insurance that we believe would cover any such claims.  However, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.

There were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: August 8, 2007	By:	/s/ Barbara V. Scherer
Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer of the Registrant)