Form 10-Q
period 2007-09-29
PLANTRONICS INC /CA/
filed 2007-11-07
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

As of October 27, 2007, 48,593,627 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2007	September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$94,131	$86,379
Short-term investments	9,234	53,515
Total cash, cash equivalents, and short-term investments	103,365	139,894
Accounts receivable, net	113,758	128,705
Inventory	126,605	133,516
Deferred income taxes	12,659	12,987
Other current assets	18,474	14,025
Total current assets	374,861	429,127
Property, plant and equipment, net	97,259	99,524
Intangibles, net	100,120	95,524
Goodwill	72,825	72,825
Other assets	6,239	6,055
Total assets	$651,304	$703,055

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,956	$51,471
Accrued liabilities	54,025	63,491
Income taxes payable	12,476	-
Total current liabilities	116,457	114,962
Deferred tax liability	37,344	33,660
Long-term income taxes payable	-	15,299
Other long-term liabilities	696	685
Total liabilities	154,497	164,606

Stockholders' equity:
Common stock	666	670
Additional paid-in capital	340,661	356,005
Accumulated other comprehensive income	2,666	1,376
Retained earnings	550,165	576,834
	894,158	934,885
Less: treasury stock, at cost	(397,351)	(396,436)
Total stockholders' equity	496,807	538,449
Total liabilities and stockholders' equity	$651,304	$703,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
Net revenues	$194,934	$208,224	$390,003	$414,719
Cost of revenues	118,039	123,768	237,509	246,717
Gross profit	76,895	84,456	152,494	168,002
Operating expenses:
Research, development and engineering	16,938	19,208	35,597	38,696
Selling, general and administrative	43,934	45,941	88,387	92,052
Gain on sale of land	-	-	(2,637)	-
Total operating expenses	60,872	65,149	121,347	130,748
Operating income	16,023	19,307	31,147	37,254
Interest and other income, net	267	1,793	1,252	3,127
Income before income taxes	16,290	21,100	32,399	40,381
Income tax expense	3,765	4,578	7,583	8,884
Net income	$12,525	$16,522	$24,816	$31,497

Net income per share - basic	$0.27	$0.34	$0.53	$0.66

Shares used in basic per share calculations	47,203	48,115	47,180	47,975

Net income per share - diluted	$0.26	$0.34	$0.52	$0.64

Shares used in diluted per share calculations	47,626	49,310	47,934	48,963

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,816	$31,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,423	13,974
Stock-based compensation	8,376	7,862
Provision for doubtful accounts	442	370
Provision for excess and obsolete inventories	8,080	8,404
Deferred income taxes	(2,829)	(5,769)
Income tax benefit associated with stock option exercises	163	473
Excess tax benefit from stock-based compensation	(256)	(1,291)
(Gain) loss on disposal of property, plant, and equipment, net	(2,608)	7
Impairment of intangible asset	-	517

Changes in assets and liabilities:
Accounts receivable	(1,081)	(16,044)
Inventory	(41,490)	(15,316)
Other assets	1065	211
Accounts payable	1,807	1,515
Accrued liabilities	4,156	7,201
Income taxes payable	443	7,936
Cash provided by operating activities	15,507	41,547

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	172,784	168,415
Purchase of short-term investments	(173,820)	(212,265)
Proceeds from the sale of land	2,667	-
Restricted cash held in escrow	(2,667)	-
Capital expenditures and other assets	(15,679)	(11,893)
Cash used for investing activities	(16,715)	(55,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,021)	-
Proceeds from sale of treasury stock	2,404	2,625
Proceeds from issuance of common stock	797	5,927
Repayment of line of credit	(12,023)	-
Payment of cash dividends	(4,751)	(4,828)
Excess tax benefit from stock-based compensation	256	1,291
Cash (used for) provided by financing activities	(17,338)	5,015
Effect of exchange rate changes on cash and cash equivalents	856	1,429
Net decrease in cash and cash equivalents	(17,690)	(7,752)
Cash and cash equivalents at beginning of period	68,703	94,131
Cash and cash equivalents at end of period	$51,013	$86,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the “Company”) and its wholly owned subsidiaries, have been prepared on a consistent basis with the March 31, 2007 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”); and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which was filed with the SEC on May 29, 2007.  The results of operations for the interim period ended September 30, 2007 are not indicative of the results to be expected for the entire fiscal year or any future period.

The Company has two reportable segments, Audio Communications Group (“ACG”) and Audio Entertainment Group (“AEG”). All intercompany balances and transactions have been eliminated.   Management allocates resources to and assesses the performance of each operating segment using several metrics including information about segment revenues, gross profit, operating income (loss) before interest and other income, net and income tax expense, and certain product line information.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current and prior fiscal years consist of 52 weeks and each fiscal quarter consists of 13 weeks.  The current fiscal year ends on March 29, 2008 and the prior fiscal year ended on March 31, 2007.    The Company’s interim periods for the second quarters of fiscal 2007 and 2008 ended on September 30, 2006 and September 29 2007, respectively.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

Certain financial statement reclassifications have been made to the prior period amounts to conform to the current year presentation. The Company reclassified certain expenses in the AEG segment within cost of revenues which had previously been classified as selling, general and administrative expenses, to conform to the ACG presentation.  As a result of this change, the Company’s previously reported amount for gross profit for the three and six months ended September 30, 2006 was reduced by $491,000 and $867,000, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for the Company beginning on April 1, 2008. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 159 is effective for the Company beginning on April 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In June 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expensing the payments when the research and development activities are performed. EITF Issue No. 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 07-3 is not expected to have a significant impact on the Company's consolidated financial statements or financial position.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

(in thousands)	March 31, 2007	September 30, 2007

Inventory, net:
Raw materials	$57,406	$42,635
Work in process	6,268	3,874
Finished goods	62,931	87,007

	$126,605	$133,516

Accrued liabilities:
Employee compensation and benefits	$20,574	$22,499
Warranty accrual	7,240	9,881
Accrued advertising and sales and marketing	5,104	6,544
Accrued other	21,107	24,567

	$54,025	$63,491

Changes in the warranty obligation, which are included as a component of accrued liabilities on the condensed consolidated balance sheets, are as follows (in thousands):
Warranty obligation at March 31, 2007	$7,240
Warranty provision relating to products shipped during the year	12,272
Deductions for warranty claims processed	(9,631)
Warranty obligation at September 30, 2007	$9,881

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The following table presents changes in the carrying value of acquired intangible assets (in thousands):

	March 31, 2007			September 30, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$30,960	$(9,431)	$21,529	$30,160	$(11,549)	$18,611	6-10 years
In-process technology	996	(996)	-	996	(996)	-	Immediate
State contracts	1,300	(975)	325	1,300	(1,068)	232	7 years
Patents	1,420	(876)	544	1,420	(978)	442	7 years
Customer relationships	18,133	(4,108)	14,025	18,133	(5,208)	12,925	3-8 years
Trademarks	300	(225)	75	300	(246)	54	7 years
Trade name - inMotion	5,000	(1,016)	3,984	5,000	(1,328)	3,672	8 years
Trade name - Altec Lansing	59,100	-	59,100	59,100	-	59,100	Indefinite
OEM relationships	700	(162)	538	700	(212)	488	7 years
Non-compete agreements	200	(200)	-	200	(200)	-	5 years

Total	$118,109	$(17,989)	$100,120	$117,309	$(21,785)	$95,524

The aggregate amortization expense relating to purchased intangible assets for the three and six months ended September 30, 2006 was $2.1 million and $4.1 million, respectively and $2.0 million and $4.1 million for the three and six months ended September 30, 2007, respectively.  The estimated future amortization expense of purchased intangible assets as of  September 30, 2007 is as follows (in thousands):

Fiscal Year Ending March 31,
Remainder of 2008	$4,014
2009	7,872
2010	7,411
2011	7,368
2012	4,787
Thereafter	4,972
Total estimated amortization expense	$36,424

Goodwill as of March 31, 2007 and September 30, 2007 was $72.8 million.

During the three months ended September 30, 2007, the Company made a decision to terminate the Professional Audio product line in order to focus on its core product categories.  As a result of this triggering event, the Company reviewed the recoverability of the Professional Audio asset grouping including the related technology intangible asset.  Other than disposing of the remaining inventory, the Company expects no further cash flows from the Professional Audio product line.   The Company determined that the intangible asset had no remaining value and wrote off the remaining carrying value of $0.5 million.

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2007, the Company completed the annual impairment test of goodwill and the Altec Lansing trade name, which indicated that there was no impairment. Except for the decision to discontinue the Professional Audio product line, there were also no other events or changes in circumstances during the six months ended September 30, 2007, which triggered an impairment review.  If AEG’s performance further deteriorates, an impairment review may be triggered for goodwill and purchased intangible assets with indefinite lives prior to the next annual review in the fourth quarter of fiscal 2008.  An impairment review may also be triggered for the remaining intangible assets.  It is not possible to determine whether, if an impairment review is required, an impairment charge would result or if such charge would be material.

5. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense recorded under SFAS No. 123(R) included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2006	2007	2006	2007

Cost of revenues	$692	$612	$1,480	$1,253

Research, development and engineering	881	855	1,908	1,783
Selling, general and administrative	2,367	2,282	4,988	4,826
Stock-based compensation expense included in operating expenses	3,248	3,137	6,896	6,609

Total stock-based compensation	3,940	3,749	8,376	7,862
Income tax benefit	(1,284)	(1,313)	(2,729)	(2,622)
Total stock-based compensation, net of tax	$2,656	$2,436	$5,647	$5,240

Stock Options

The following is a summary of the Company’s stock option activity during the six months ended September 30, 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2007	9,033	$26.17
Options granted	151	$25.22
Options exercised	(347)	$17.07
Options forfeited or expired	(490)	$34.80
Outstanding at September 30, 2007	8,347	$26.02	4.44	$42,391
Vested and expected to vest at September 30, 2007	8,021	$26.11	4.38	$40,591
Exercisable at September 30, 2007	6,061	$26.96	3.92	$29,398

The total intrinsic value of options exercised during the six months ended September 30, 2006 and 2007 was $0.7 million and $3.5 million, respectively.

Compensation expense recognized for stock options during the three and six months ended September 30, 2006 was $3.2 million and $6.9 million, respectively, and $3.0 million and $6.2 million for the three and six months ended September 30, 2007, respectively.  As of September 30, 2007, total unrecognized compensation cost related to unvested stock options was $19.3 million which is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the six months ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2007	287	$27.09
Granted	25	$25.24
Vested	(20)	$29.13
Forfeited	(19)	$28.20
Non-vested at September 30, 2007	273	$26.69

Compensation expense recognized for restricted stock awards for the three and six months ended September 30, 2006 was $0.5 million and $1.0 million, respectively, and $0.5 million and $1.1 million for the three and six months ended September 30, 2007, respectively.  As of September 30, 2007, total unrecognized compensation cost related to non-vested restricted stock awards was $6.2 million, which is expected to be recognized over a weighted average period of 3.3 years.  The total fair value of restricted stock awards vested during the six months ended September 30, 2007 was $0.6 million.

Employee Stock Purchase Plan (“ESPP”)

Compensation expense recognized for the ESPP for the three and six months ended September 30, 2006 was $0.3 million and $0.5 million, respectively, and $0.2 million and $0.5 million for the three and six months ended September 30, 2007, respectively.  As of September 30, 2007, there was $0.4 million of unrecognized compensation cost related to the ESPP that is expected to be fully recognized during the next two fiscal quarters.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
Employee Stock Options	2006	2007	2006	2007
Expected volatility	43.4%	38.3%	41.9%	37.1%
Risk-free interest rate	4.9%	4.5%	5.0%	4.6%
Expected dividends	1.3%	0.7%	1.1%	0.8%
Expected life (in years)	4.2	4.4	4.2	4.4
Weighted-average grant date fair value	$6.87	$9.75	$8.27	$8.82

	Three Months Ended September 30,		Six Months Ended September 30,
ESPP	2006	2007	2006	2007
Expected volatility	52.8%	32.1%	52.8%	32.1%
Risk-free interest rate	5.2%	5.1%	5.2%	5.1%
Expected dividends	1.3%	0.7%	1.3%	0.7%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average grant date fair value	$4.60	$6.72	$4.60	$6.72

6. COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended September 30, 2006 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2006	2007	2006	2007
Net income	$12,525	$16,522	$24,816	$31,497
Unrealized gain (loss) on cash flow hedges, net of tax	1,416	(2,120)	(2,244)	(2,278)
Foreign currency translation gain	68	590	1,316	988
Comprehensive income	$14,009	$14,992	$23,888	$30,207

7. FOREIGN CURRENCY TRANSACTIONS

Non-Designated Hedges

As of September 30, 2007, the Company had foreign currency forward contracts of €20.7 million and ₤5.8 million denominated in Euros and Great British Pounds, respectively.  These forward contracts hedge against a portion of the Company’s foreign currency denominated receivables, payables and cash balances.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent, at September 30, 2007 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	20,700	$29,491	Sell Euro	1 month
GBP	5,800	$11,830	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of approximately zero and $0.8 million in the three and six months ended September 30, 2006, respectively, and $0.8 million and $1.2 million in the three and six months ended September 30, 2007, respectively.

Cash Flow Hedges

As of September 30, 2007, the Company had foreign currency put and call option contracts of €50.1 million and £17.5 million. As of March 31, 2007, the Company had foreign currency put and call option contracts of €57.0 million and £16.3 million.  Collectively, the Company’s option contracts are collars to hedge against a portion of its forecasted foreign denominated sales.

In the three and six months ended September 30, 2007, realized losses of $0.8 million and $1.1 million on cash flow hedges were recognized in net revenues in the condensed consolidated statements of operations compared to $0.3 million and $0.4 million in the same periods a year ago.  The Company expects to recognize the entire amount of $3.7 million of net losses accumulated in other comprehensive income in net revenues during the next 12 months if spot exchange rates remain reasonably consistent with current rates.

8. INCOME TAXES

The effective tax rate for the three and six months ended September 30, 2007 was 21.7% and 22.0% compared to 23.1% and 23.4% for the same periods a year ago. The effective tax rate is lower than the previous year due to a decline in U.S. income, primarily due to the losses of AEG. The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors. The future quarterly tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; or a change in estimates of future taxable income which results in a valuation allowance being required.

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  There were no material adjustments as a result of the adoption of FIN 48. At the adoption date, the Company had $13.5 million of unrecognized tax benefits, $10.9 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $2.6 million would be an adjustment to goodwill.  As of September 30, 2007, the Company had $15.3 million of unrecognized tax benefits. The Company expects resolution of some uncertain tax positions within the next 12 months.  Favorable resolution of these uncertainties would result in a significant benefit to income tax expense.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007, the Company had approximately $1.4 million of accrued interest related to uncertain tax positions, including $0.2 million and $0.4 million recorded during the three and six months ended September 30, 2007, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2003. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2001.

9. COMPUTATION OF EARNINGS PER COMMON SHARE

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, less common stock subject to repurchase.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period.  Potentially dilutive common shares include shares issuable upon the exercise of outstanding  stock options, the vesting of restricted stock awards and from withholdings associated with the Company’s employee stock purchase plan, which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2006	2007	2006	2007

Net income	$12,525	$16,522	$24,816	$31,497

Weighted average shares-basic	47,203	48,115	47,180	47,975
Dilutive effect of employee equity incentive plans	423	1,195	754	988
Weighted average shares-diluted	47,626	49,310	47,934	48,963

Earnings per share-basic	$0.27	$0.34	$0.53	$0.66

Earnings per share-diluted	$0.26	$0.34	$0.52	$0.64

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	6,594	3,089	5,214	4,841

10. SEGMENT INFORMATION

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of the Altec-branded headsets from the AEG segment to the ACG segment, and as a result, effective July 1, 2007, the revenue and resulting gross profit from the Altec-branded headsets are now included in the ACG reporting segment within the Gaming and Computer Audio category.  Because AEG has not historically tracked costs and expenses by product line below material cost, prior period segment financial data has not been restated as it is impracticable to determine product line information down to the gross margin or operating income level for periods prior to the second quarter of fiscal 2008.  Because ACG does not track product line information below gross profit, it is impracticable to determine product line information down to the operating income level.  Net revenues and gross profit for ACG and AEG for the three and six months ended September 30, 2007 under the old basis of segment reporting would have been:

	Three Months Ended	Six Months Ended
(in thousands)	September 30, 2007

Net revenues

Audio Communications Group	$179,325	$364,897
Audio Entertainment Group	28,899	49,822
Consolidated net revenues	$208,224	$414,719

Gross profit (loss)

Audio Communications Group	$84,279	$170,055
Audio Entertainment Group	177	(2,053)
Consolidated gross profit	$84,456	$168,002

Audio Communications Group

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles. The following table presents net revenues by product group within ACG:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2006	2007	2006	2007

Net revenues from unaffiliated customers:
Office and Contact Center	$115,813	$131,357	$230,080	$263,562
Mobile	33,199	35,859	69,005	77,097
Gaming and Computer Audio	7,727	8,277	15,016	14,762
Other Specialty Products	6,295	5,554	12,669	11,198
Total segment net revenues	$163,034	$181,047	$326,770	$366,619

Audio Entertainment Group

AEG is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  Major product categories include “Docking  Audio”, which is defined as all speakers, whether AC or battery-powered, that work with portable digital players such as iPod and other MP3 players and “PC Audio”, which is defined as speaker systems used for computers and other multi-media application systems.  “Other” includes  headphones and home audio systems.  Currently, all the revenues in AEG are derived from sales of Altec Lansing products.  The following table presents net revenues by product group within AEG:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2006	2007	2006	2007

Net revenues from unaffiliated customers:
Docking Audio	$15,562	$13,615	$32,992	$23,906
PC Audio	13,866	12,627	25,718	21,075
Other	2,472	935	4,523	3,119
Total segment net revenues	$31,900	$27,177	$63,233	$48,100

Segment Financial Data

Financial data for each reportable segment for the three and six months ended September 30, 2006 and 2007 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2006	2007	2006	2007

Net revenues
Audio Communications Group	$163,034	$181,047	$326,770	$366,619
Audio Entertainment Group	31,900	27,177	63,233	48,100
Consolidated net revenues	$194,934	$208,224	$390,003	$414,719

Gross profit (loss)
Audio Communications Group	$71,506	$84,884	$141,579	$170,660
Audio Entertainment Group	5,389	(428)	10,915	(2,658)
Consolidated gross profit	$76,895	$84,456	$152,494	$168,002

Operating income(loss)
Audio Communications Group	$20,764	$29,670	$41,580	$58,656
Audio Entertainment Group	(4,741)	(10,363)	(10,433)	(21,402)
Consolidated operating income	$16,023	$19,307	$31,147	$37,254

No customer accounted for 10% or more of total net revenue for the three and six months ended September 30, 2006 or 2007, nor did any one customer account for 10% or more of accounts receivable at March 31, 2007 or September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).   Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include, statements containing our expectations regarding (i) increasing penetration of our products into the office markets, (ii) upgrading our customers with compelling new products, (iii) growing our Bluetooth market share while improving profitability, and (iv) executing our turnaround plans for Altec Lansing, in addition to other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward looking statements.

OVERVIEW

We are a leading worldwide designer, manufacturer, marketer and seller of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand.  We are also a leading manufacturer and seller of high quality computer and home entertainment sound systems, docking audio products, and a line of headphones for personal digital media under our Altec Lansing brand.  In addition, we manufacture and sell, under our Clarity brand, specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs.

We ship a broad range of products to over 70 countries through a worldwide network of distributors, retailers, wireless carriers, telephony service providers, and original equipment manufacturers (“OEMs”)..  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature and, while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

Our net revenue increased from $194.9 million in the second quarter of fiscal 2007 to $208.2 million in the second quarter of fiscal 2008 as a result of increased demand for wireless products, with net revenues from office wireless products up 28% and net revenues from mobile Bluetooth products up 17% from a year ago.  Our net income increased from $12.5 million in the second quarter of fiscal 2007 to $16.5 million in the second quarter of fiscal 2008.  In the second quarter of fiscal 2008, our results of operations were favorably affected by reduced product costs, improved manufacturing effectiveness, and continued growth of office wireless products.  Although we continued to experience losses in our Audio Entertainment Group (“AEG”) business, there was sequential growth in net revenues and reduced operating losses.  We are taking action to improve the profitability of this business by strengthening the management team, conducting extensive consumer research and developing significant new products to refresh the product line by the December quarter of next fiscal year.  The AEG new product development efforts largely met our internal milestones in the second quarter of fiscal 2008.   Failure to continue to meet our internal milestones could result in a delay of our turnaround plans and the potential impairment of AEG goodwill and intangible assets.

We have integrated our sales force and realigned account coverage to better serve our customers.  In the second quarter of fiscal 2008, we transitioned the responsibility and management of the Altec-branded headsets from the AEG segment to the Audio Communication Group (“ACG”) segment, and as a result, the Altec-branded headsets’ results of operations are now included in the ACG reporting segment.

For the remainder of fiscal 2008, our key initiatives, which are explained below, are designed to increase revenues and profits.

•
Increase penetration in the office markets. Growing the office markets, through the introduction of compelling, easy to use, wireless products and demand generation campaigns will continue to be our top priority.  Home office workers are a growing category, and in ACG, we began shipping the Calisto Pro hands-free home phone system which includes a multi-function Bluetooth headset.

•
Upgrade existing customers with compelling new products.  While increasing penetration in the office market is our top priority, a closely related priority is to convert corded headset users to wireless headsets, as well as to upgrade existing wireless headset users to our new CS70N which we began shipping in fiscal 2008.  The CS70N features premium audio performance, sleek and comfortable styling, and a noise-cancelling microphone.

•
Grow our Bluetooth market share while improving profitability.  We believe a significant opportunity to increase our Bluetooth market share is being created by the convergence of music and communications in the cell phone industry.  Our Bluetooth product portfolio is competitive and we believe our existing and next generation products are innovative and being well received.  In the second quarter of fiscal 2008, we began shipping the previously announced Voyager 520, 815, and 855 headsets.  The Voyager 520 is a follow-on to the successful Voyager 510, the Voyager 815 is designed to seal out noise and includes our proprietary AudioIQ technology to improve call quality on both sides of the call, and the Voyager 855 easily converts from a mono headset to stereo listening with a detachable cable.  In addition, we are focused on reducing the cost of our Bluetooth products.  We will continue to implement our supply chain optimization and re-engineering initiatives that are designed to increase inventory turns, improve forecast accuracy and reduce excess and obsolete inventory.  We have plans to increase the utilization of our China plant, improve direct labor productivity and reduce logistics costs. We will continue to increase the use of common design platforms from which we can produce multiple generations of products.

•
Focus on the turnaround plan for Altec Lansing.  Development of a competitive portfolio of next generation products with lower manufacturing costs and higher margins are the key priority over the next 15 months.  We also plan to take advantage of the industrial design capabilities that exist within the ACG segment to make these next generation products more appealing to buyers.  We are working to control costs in AEG and exploring ways to make this business more efficient.

RESULTS OF OPERATIONS

The following tables set forth, for the period indicated, the condensed consolidated statements of operations data and data by segment.  The financial information and the ensuing discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

Consolidated

(in thousands)	Three Months Ended September 30,				Six Months Ended September 30,
	2006		2007		2006		2007

Net revenues	$194,934	100.0%	$208,224	100.0%	$390,003	100.0%	$414,719	100.0%
Cost of revenues	118,039	60.6%	123,768	59.4%	237,509	60.9%	246,717	59.5%
Gross profit	76,895	39.4%	84,456	40.6%	152,494	39.1%	168,002	40.5%

Operating expense:
Research, development and engineering	16,938	8.7%	19,208	9.2%	35,597	9.1%	38,696	9.3%
Selling, general and administrative	43,934	22.5%	45,941	22.1%	88,387	22.7%	92,052	22.2%
Gain on sale of land	-	0.0%	-	0.0%	(2,637)	(0.7)%	-	0.0%
Total operating expenses	60,872	31.2%	65,149	31.3%	121,347	31.1%	130,748	31.5%
Operating income	16,023	8.2%	19,307	9.3%	31,147	8.0%	37,254	9.0%
Interest and other income (expense), net	267	0.1%	1,793	0.8%	1,252	0.3%	3,127	0.7%
Income before income taxes	16,290	8.3%	21,100	10.1%	32,399	8.3%	40,381	9.7%
Income tax expense	3,765	1.9%	4,578	2.2%	7,583	1.9%	8,884	2.1%
Net income	$12,525	6.4%	$16,522	7.9%	$24,816	6.4%	$31,497	7.6%

Audio Communications Group

(in thousands)	Three Months Ended September 30,				Six Months Ended September 30,
	2006		2007		2006		2007

Net revenues	$163,034	100.0%	$181,047	100.0%	$326,770	100.0%	$366,619	100.0%
Cost of revenues	91,528	56.1%	96,163	53.1%	185,191	56.7%	195,959	53.4%
Gross profit	71,506	43.9%	84,884	46.9%	141,579	43.3%	170,660	46.6%

Operating expense:
Research, development and engineering	14,543	8.9%	16,194	8.9%	30,560	9.4%	32,978	9.0%
Selling, general and administrative	36,199	22.3%	39,020	21.6%	72,076	22.0%	79,026	21.6%
Gain on sale of land	-	0.0%	-	0.0%	(2,637)	(0.8)%	-	0.0%
Total operating expenses	50,742	31.2%	55,214	30.5%	99,999	30.6%	112,004	30.6%
Operating income	$20,764	12.7%	$29,670	16.4%	$41,580	12.7%	$58,656	16.0%

Audio Entertainment Group

(in thousands)	Three Months Ended September 30,				Six Months Ended September 30,
	2006		2007		2006		2007

Net revenues	$31,900	100.0%	$27,177	100.0%	$63,233	100.0%	$48,100	100.0%
Cost of revenues	26,511	83.1%	27,605	101.6%	52,318	82.7%	50,758	105.5%
Gross profit (loss)	5,389	16.9%	(428)	(1.6)%	10,915	17.3%	(2,658)	(5.5)%

Operating expense:
Research, development and engineering	2,395	7.5%	3,014	11.1%	5,037	8.0%	5,718	11.9%
Selling, general and administrative	7,735	24.3%	6,921	25.4%	16,311	25.8%	13,026	27.1%
Total operating expenses	10,130	31.8%	9,935	36.5%	21,348	33.8%	18,744	39.0%
Operating loss	$(4,741)	(14.9)%	$(10,363)	(38.1)%	$(10,433)	(16.5)%	$(21,402)	(44.5)%

NET REVENUES

Audio Communications Group

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$115,813	$131,357	$15,544	13.4%	$230,080	$263,562	$33,482	14.6%
Mobile	33,199	35,859	2,660	8.0%	69,005	77,097	8,092	11.7%
Gaming and Computer Audio	7,727	8,277	550	7.1%	15,016	14,762	(254)	(1.7)%
Other Specialty Products	6,295	5,554	(741)	(11.8)%	12,669	11,198	(1,471)	(11.6)%
Total segment net revenues	$163,034	$181,047	$18,013	11.0%	$326,770	$366,619	$39,849	12.2%

Audio Entertainment Group

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Net revenues from unaffiliated customers:
Docking Audio	$15,562	$13,615	$(1,947)	(12.5)%	$32,992	$23,906	$(9,086)	(27.5)%
PC Audio	13,866	12,627	(1,239)	(8.9)%	25,718	21,075	(4,643)	(18.1)%
Other	2,472	935	(1,537)	(62.2)%	4,523	3,119	(1,404)	(31.0)%
Total segment net revenues	$31,900	$27,177	$(4,723)	(14.8)%	$63,233	$48,100	$(15,133)	(23.9)%

The increase in net revenues in both the three and six month periods ended September 30, 2007 is attributable to the ACG segment, whose revenues accounted for approximately 87% of consolidated net revenues in the second quarter of fiscal 2008 and 88% for the six months ended September 30, 2007.  The increase in ACG revenues is primarily the result of our ability to grow our revenues for office wireless headset systems in Europe and Asia.  AEG net revenues decreased compared to the same periods a year ago and accounted for approximately 13% of net revenues in the second quarter of fiscal 2008 and 12% for the six months ended September 30, 2007.  We are working on the next generation of products for AEG  with the goal of creating a sufficiently competitive portfolio thereby increasing revenues and improving profitability and market share.

ACG

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for select markets.  We make products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.

Office and Contact Center (“OCC”) products represent our largest source of revenues while Mobile products represent our largest unit volumes.  Revenues may vary due to the timing of the introduction of new products, seasonality, discounts and other incentives and channel mix. There has been a growing trend toward wireless products and a corresponding shift away from our corded products.  Wireless products represented 53% of net revenues in the second quarter of fiscal 2008 compared to 47% in the second quarter of fiscal 2007.

We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders.  Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

Fluctuations in the net revenues of ACG for the three months ended September 30, 2007 compared to the same quarter a year ago were as follows:

•
increased net revenues in our OCC product category with cordless products, which primarily consists of wireless office systems, comprising $14.0 million of the increase and corded products representing an increase of $1.5 million.  Most of the corded revenue growth was driven internationally in Asia Pacific and Europe;

•
increased net revenues in our Mobile product category with an increase in net revenues from Bluetooth headsets of $4.6 million, offset in part by net revenues from corded mobile headsets which declined by $1.9 million.

Fluctuations in the net revenues of ACG for the six months ended September 30, 2007 compared to the same period a year ago were as follows:

•
in our OCC product category, cordless products comprised $25.6 million of the increase and net revenues from corded products represented an increase of $7.9 million.  Most of the corded revenue growth was derived internationally in Europe and in Asia Pacific;

•	in the Mobile product category, net revenues from Bluetooth headsets increased $12.4 million, while net revenues from corded mobile headsets declined by $4.3 million;
•
Other Specialty Product net revenues, which consist primarily of our Clarity products, decreased $1.5 million because some retail customers and distributors reduced the number of Clarity products they carry.

AEG

AEG is engaged in the design, manufacture, sales, marketing and support of audio solutions and related technologies.  Our product offerings include computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones for personal digital media. Major product categories include Docking Audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod and other MP3 players; PC Audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; and Other, which includes personal audio (headphones) and home audio systems.  Currently, all the revenues in AEG are derived from our Altec Lansing-branded products.

Altec Lansing products are primarily consumer goods sold in the retail channel, and sales are highly seasonal.  The strongest revenues typically occur in the December quarter due to the holiday period.

Fluctuations in the net revenues of AEG for the three months ended September 30, 2007 compared to the same quarter a year ago were as follows:

•
decreased  Docking Audio net revenues of $1.9 million primarily in Europe as a result of a lack of significant new products in those regions along with continued competition in the MP3 accessories market;

•	decreased PC Audio net revenues of $1.2 million primarily in the U.S. and in Asia due to increased competition and price reductions;
•	decreased Other net revenues of $1.5 million primarily due to the transition of the Altec-branded headsets from the AEG segment to the ACG segment.

Fluctuations in the net revenues of AEG for the six months ended September 30, 2007 compared to the same period a year ago were as follows:

•
decreased Docking Audio net revenues of $9.1 million, primarily as a result of intense competition in the MP3 accessories market, particularly in the US, and our reduced share of the MP3 accessories market;

•	decreased PC Audio net revenues of $4.6 million, most significantly in the U.S., due to increased competition and price reductions;
•	decreased Other net revenues of $1.4 million primarily due to the transition of the Altec-branded headsets from the AEG segment to the ACG segment.

Geographical Information

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Net revenues from unaffiliated customers:
United States	$122,782	$126,657	$3,875	3.2%	$249,682	$257,952	$8,270	3.3%

Europe, Middle East and Africa	43,890	49,937	6,047	13.8%	85,828	99,367	13,539	15.8%
Asia Pacific and Latin America	19,131	23,776	4,645	24.3%	38,173	42,917	4,744	12.4%
Canada and other international	9,131	7,854	(1,277)	(14.0)%	16,320	14,483	(1,837)	(11.3)%
Total international	72,152	81,567	9,415	13.0%	140,321	156,767	16,446	11.7%
	$194,934	$208,224	$13,290	6.8%	$390,003	$414,719	$24,716	6.3%

International net revenues increased from 37% and 36% of total net revenues for the three and six months ended September, 30 2006 to 39% and 38% for the same periods in fiscal 2008 due to the strength of our Europe, Middle East and Africa (“EMEA”) business in ACG.  Our domestic business decreased as a percentage of total net revenues from 63% and 64% for the three and six months ended September 30, 2006 to 61% and 62% for the same periods in fiscal 2008, but increased by $3.9 million and $8.3 million, respectively primarily due to growth in ACG, offset by decreases in AEG.  The decreases in AEG net revenues were primarily attributable to a lack of significant new product launches in the PC Audio line in the U.S. and continued pricing pressure due to competition.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, including material and direct labor, our operations management team and indirect labor such as supervisors and warehouse workers, freight expense, warranty expense, reserves for excess and obsolete inventory, depreciation, royalties, and an allocation of overhead expenses, including facilities and IT costs.

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Net revenues	$194,934	$208,224	$13,290	6.8%	$390,003	$414,719	$24,716	6.3%
Cost of revenues	118,039	123,768	5,729	4.9%	237,509	246,717	9,208	3.9%
Consolidated gross profit	$76,895	$84,456	$7,561	9.8%	$152,494	$168,002	$15,508	10.2%
Consolidated gross profit %	39.4%	40.6%	1.2	ppt.	39.1%	40.5%	1.4	ppt.

Audio Communications Group
Net revenues	$163,034	$181,047	$18,013	11.0%	$326,770	$366,619	$39,849	12.2%
Cost of revenues	91,528	96,163	4,635	5.1%	185,191	195,959	10,768	5.8%
Segment gross profit	$71,506	$84,884	$13,378	18.7%	$141,579	$170,660	$29,081	20.5%
Segment gross profit %	43.9%	46.9%	3.0	ppt.	43.3%	46.6%	3.3	ppt.

Audio Entertainment Group
Net revenues	$31,900	$27,177	$(4,723)	(14.8)%	$63,233	$48,100	$(15,133)	(23.9)%
Cost of revenues	26,511	27,605	1,094	4.1%	52,318	50,758	(1,560)	(3.0)%
Segment gross profit (loss)	$5,389	$(428)	$(5,817)	(107.9)%	$10,915	$(2,658)	$(13,573)	(124.4)%
Segment gross profit (loss) %	16.9%	(1.6)%	(18.5)	ppt.	17.3%	(5.5)%	(22.8)	ppt.

The increase in consolidated gross profit in both the three and six month periods ended September 30, 2007 is attributable to the ACG segment, whose gross profit accounts for approximately 101% of consolidated gross profit, offset by AEG gross losses which account for approximately (1%) in the second quarter of fiscal 2008 and 102% of consolidated gross profit, offset by AEG gross losses which account for approximately (2%) for the six months ended September 30, 2007.

Fluctuations in the gross profit (loss) of ACG and AEG for the three months ended September 30, 2007, compared to the same quarter a year ago were as follows:

 ACG

The increase in gross profit was primarily due to higher net revenues.  As a percentage of net revenues, gross profit increased 3.0 percentage points primarily due to the following:

•	cost reductions on office wireless and Bluetooth products;
•	better absorption of fixed costs and improved productivity in our manufacturing processes and improved absorption of fixed costs which yielded a 0.4 percentage point improvement;
•	a $0.7 million reduction in excess and obsolete inventory costs which yielded a 0.6 percentage point improvement.

These reductions to cost were partially offset by an increase of $1.8 million in warranty costs primarily due to increased sales of mobile and entertainment products through retail channels where the open box warranty returns often occur more frequently than through other sales channels.

AEG

As a percentage of net revenues, gross profit decreased 18.5 percentage points to a loss primarily due to the following:

•
a decrease in the standard margin of approximately $4.6 million or 10.0 percentage points, due to overall decreased sales, the change in the product mix and pricing erosion on the existing product lines;

•	the write-off of the professional audio existing technology intangible as a result of the decision to terminate this product line which caused a decrease of 2.0 percentage points;
•	increased duty expense resulting in a 1.7 percentage point decline;
•	increased freight out which yielded a 1.2 percentage point decline;
•	increased royalty expense due to the specific product mix which caused a decrease of 0.9 percentage points.

Fluctuations in the gross profit (loss) of ACG and AEG for the six months ended September 30, 2007, compared to the same period a year ago were as follows:

ACG

The increase in gross profit was primarily due to higher net revenues.  As a percentage of net revenues, gross profit increased 3.3 percentage points primarily due to the following:

•	cost reductions on wireless office and Bluetooth products;
•	a $1.6 million reduction in excess and obsolete inventory costs which yielded a 0.6 percentage point improvement.
•	improved productivity in our manufacturing processes which yielded a 1.0 percentage point improvement;

These reductions to cost were partially offset by an increase of $4.8 million in warranty costs primarily due to increased sales of mobile and entertainment products through retail channels where the open box warranty returns often occur more frequently than through other sales channels.

AEG

As a percentage of net revenues, gross profit decreased 22.8 percentage points to a loss primarily due to the following:

•
a decrease in the standard margin of $9.7 million or 7.8 percentage points due to a 24% decline in the overall sales volume, the change in the product mix, and reduced selling prices of the existing products;

•	an increase in excess and obsolete inventory costs of approximately $1.9 million which caused a 5.1 percentage point decline;
•	increased production related scrap and rework expense which yielded a 2.6 percentage point decline;
•	the write-off of the professional audio existing technology intangible as a result of the decision to terminate this product line, which caused a decrease of 1.9 percentage points;
•	increased duty expense resulting in a 1.4 percentage point decline.

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

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Research, development and engineering	$16,938	$19,208	$2,270	13.4%	$35,597	$38,696	$3,099	8.7%
% of total consolidated net revenues	8.7%	9.2%	0.5	ppt.	9.1%	9.3%	0.2	ppt.

Audio Communications Group
Research, development and engineering	$14,543	$16,194	$1,651	11.4%	$30,560	$32,978	$2,418	7.9%
% of total segment net revenues	8.9%	8.9%	-	ppt.	9.4%	9.0%	(0.4)	ppt.

Audio Entertainment Group
Research, development and engineering	$2,395	$3,014	$619	25.8%	$5,037	$5,718	$681	13.5%
% of total segment net revenues	7.5%	11.1%	3.6	ppt.	8.0%	11.9%	3.9	ppt.

In the three and six months ended September 30, 2007, compared to the same periods a year ago, consolidated research, development and engineering expenses increased primarily due to increased compensation costs. The majority of the increase in research, development and engineering expenses is attributable to the ACG segment.

The $1.7 million and $2.4 million increase in ACG expenses in the three and six months periods ended September 30, 2007, compared to the same periods a year ago is primarily related to compensation expenses at our design centers in the U.S., Mexico, and Suzhou, China.

Projects that the research, development and engineering departments focused on were:

•	the design and development of wireless office system products;
•	Bluetooth products and technology;
•	product line platforming;
•	refresh of product lines for AEG.

We anticipate that our consolidated research, development and engineering expenses will continue to increase in the remainder of fiscal 2008 due to continued expenditures for wireless office and wireless mobile products as well as increased expenditures related to revitalizing our AEG products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense consists primarily of compensation costs, professional service fees, litigation costs, marketing costs, bad debt expense and allocation of overhead expenses, including facilities, human resources and IT costs.

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Selling, general and administrative	$43,934	$45,941	$2,007	4.6%	$88,387	$92,052	$3,665	4.1%
% of total consolidated net revenues	22.5%	22.1%	(0.4)	ppt.	22.7%	22.2%	(0.5)	ppt.

Audio Communications Group
Selling, general and administrative	$36,199	$39,020	$2,821	7.8%	$72,076	$79,026	$6,950	9.6%
% of total segment net revenues	22.3%	21.6%	(0.7)	ppt.	22.0%	21.6%	(0.4)	ppt.

Audio Entertainment Group
Selling, general and administrative	$7,735	$6,921	$(814)	(10.5)%	$16,311	$13,026	$(3,285)	(20.1)%
% of total segment net revenues	24.3%	25.4%	1.1	ppt.	25.8%	27.1%	1.3	ppt.

In the three and six months ended September 30, 2007, compared to the same periods a year ago, consolidated selling, general and administrative expenses increased due to increased compensation as a result of higher headcount in the sales and marketing functions and higher bonus and commission cost associated with higher net revenues and profits in ACG, partially offset by a decrease in expenses in AEG.

Fluctuations in the selling, general and administrative expenses of ACG and AEG for the three months ended September 30, 2007, compared to the same quarter a year ago were as follows:

ACG

Selling, general and administrative expenses increased due to the following:

•	increased compensation expense of $2.7 million primarily as a result of merit increases and higher bonus and commission costs associated with higher net revenues and profits;
•	increased travel expenses primarily in the sales and marketing functions of $0.7 million.

These increases were partially offset by reductions in several other expense categories that are individually insignificant, but collectively total $0.6 million.

AEG

Selling, general and administrative expenses decreased due to the following:

•	decreased compensation expense of $0.6 million primarily related to employee turnover along with decreased bonuses corresponding to the decreased profit in the segment.

Fluctuations in the selling, general and administrative expenses of ACG and AEG for the six months ended September 30, 2007, compared to the same period a year ago were as follows:

ACG

Selling, general and administrative expenses increased due to the following:

•	increased compensation expense of $5.2 million as a result of annual payroll increases and higher bonus and commission costs associated with higher net revenues and profits;
•	increased marketing program expenses of $2.3 million primarily in EMEA advertising and promotional expenses;
•	increased equipment expenses of $0.7 million.

These increases were partially offset by reductions in several other expense categories that were individually insignificant, but collectively totaled  $1.2 million.

AEG

Selling, general and administrative expenses decreased due to the following:

•	decreased compensation expense of $1.5 million primarily related to employee turnover and the decreased bonuses reflecting the decreased profit in the segment;
•	decreased spending on integration of $0.6 million as we have completed significant portions of our planned systems integration;
•	decreased retail representative commissions of $0.6 million due to decreased revenues.

We anticipate that our consolidated selling, general and administrative expenses will continue to increase in the remainder of fiscal 2008 due to the introduction of certain sales and marketing programs.

GAIN ON SALE OF LAND

During the first quarter of fiscal 2007, we had a non-recurring transaction in which we sold a parcel of land in Frederick, Maryland, for net proceeds of $2.7 million and recorded a gain of $2.6 million from the sale of this property.

OPERATING INCOME (LOSS)

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Operating income	$16,023	$19,307	$3,284	20.5%	$31,147	$37,254	$6,107	19.6%
% of total consolidated net revenues	8.2%	9.3%	1.1	ppt.	8.0%	9.0%	1.0	ppt.

Audio Communications Group
Operating income	$20,764	$29,670	$8,906	42.9%	$41,580	$58,656	$17,076	41.1%
% of total segment net revenues	12.7%	16.4%	3.7	ppt.	12.7%	16.0%	3.3	ppt.

Audio Entertainment Group
Operating loss	$(4,741)	$(10,363)	$5,622	118.6%	$(10,433)	$(21,402)	$10,969	105.1%
% of total segment net revenues	(14.9)%	(38.1)%	23.2	ppt.	(16.5)%	(44.5)%	28.0	ppt.

In the three and six months ended September 30, 2007, compared to the same periods a year ago, consolidated operating income increased due to higher net revenues and improved gross profit in ACG, despite the absence of the $2.6 million gain on sale of land recognized in the first quarter of fiscal 2007.  The improved operating results in ACG were partially offset by increased operating losses in AEG, primarily due to lower net revenues and increased charges for excess and obsolete inventory.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Interest and other income (expense), net	$267	$1,793	$1,526	571.5%	$1,252	$3,127	$1,875	149.8%
% of total consolidated net revenues	0.1%	0.8%	0.7	ppt.	0.3%	0.7%	0.4	ppt.

In the three and six months ended September 30, 2007, compared to the same periods a year ago, interest and other income (expense), net increased primarily due to higher interest income as a result of higher average cash balances and lower interest expense resulting from the repayment of our line of credit in the fourth quarter of fiscal 2007.  At September 30, 2007, there were no outstanding borrowings under the credit facility compared to $1.0 million as of September 30, 2006.

INCOME TAX EXPENSE

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Income before income taxes	$16,290	$21,100	$4,810	29.5%	$32,399	$40,381	$7,982	24.6%
Income tax expense	3,765	4,578	813	21.6%	7,583	8,884	1,301	17.2%
Net income	$12,525	$16,522	$3,997	31.9%	$24,816	$31,497	$6,681	26.9%
Effective tax rate	23.1%	21.7%	(1.4)	ppt.	23.4%	22.0%	(1.4)	ppt.

The effective tax rate for the three and six months ended September 30, 2007 was 21.7% and 22.0% compared to 23.1% and 23.4% for the same periods a year ago. The effective tax rate is lower than the previous year due to a decline in U.S. income, primarily due to the losses of AEG. The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors. The future quarterly tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; or a change in estimates of future taxable income which results in a valuation allowance being required.

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. There were no material adjustments as a result of the adoption of FIN 48. At the adoption date, we had $13.5 million of unrecognized tax benefits, $10.9 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $2.6 million would be an adjustment to goodwill.  As of September 30, 2007, we had $15.3 million of unrecognized tax benefits. The Company expects resolution of some uncertain tax positions within the next 12 months.  Favorable resolution of these uncertainties would result in a significant benefit to income tax expense.

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

FINANCIAL CONDITION

The table below provides selected condensed consolidated cash flow information for the periods presented:

	Six Months Ended
	September 30,
(in thousands)	2006	2007

Cash provided by operating activities	$15,507	$41,547

Cash used for capital expenditures and other assets	(15,679)	(11,893)
Cash used for other investing activities	(1,036)	(43,850)
Cash used for investing activities	(16,715)	(55,743)

Cash (used for) provided by financing activities	$(17,338)	$5,015

Cash Flows from Operating Activities

Cash flows from operating activities for the six months ended September 30, 2007 consisted of net income of $31.5 million, non-cash charges of $24.5 million and working capital uses of cash of $14.5 million.  Non-cash charges relate primarily to $14 million of depreciation and amortization, provision for excess and obsolete inventory of $8.4 million and $7.9 million of stock-based compensation under SFAS No. 123(R).  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable.  Inventory increased to support higher overall volumes and the transition of manufacturing of consumer headsets to our manufacturing facility in Suzhou, China and accounts receivable increased due to higher net revenues.  Days Sales Outstanding as of September 30, 2007 was 56 days compared to 53 days as of March 31, 2007.  Working capital sources of cash consisted primarily of increases in accounts payable, accrued liabilities and income taxes payable which fluctuate with the timing of payments.

Cash flows from operating activities for the six months ended September 30, 2006 consisted of net income of $24.8 million, non-cash charges of $25.8 million and working capital uses of cash of $35.1 million.  Non-cash charges relate primarily to $14.4 million of depreciation and amortization, provision for excess and obsolete inventory of $8.1 million and $8.4 million of stock-based compensation under SFAS No. 123(R).  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable and working capital sources of cash consisted primarily of increases in accounts payable, accrued liabilities and income taxes payable which fluctuate with the timing of payments.

Cash Flows from Investing Activities

Net cash flows used for investing activities for the six months ended September 30, 2007 primarily consisted of net purchases of short-term investments of $43.9 million and capital expenditures of $11.9 million.  For the six months ended September 30, 2006, net cash flows used for investing activities primarily consisted of capital expenditures of $15.7 million and net purchases of short-term investments of $1.0 million.

Cash Flows from Financing Activities

Net cash flows provided by financing activities for the six months ended September 30, 2007 primarily consisted of $5.9 million in proceeds from the exercise of employee stock options, $2.6 million in proceeds from the sale of treasury stock and $1.3 million of excess tax benefits from stock-based compensation, which was partially offset by dividend payments of $4.8 million.  For the six months ended September 30, 2006, net cash flows used for financing activities primarily consisted of $12.0 million related to the repayment of the line of credit, $4.0 million related to the repurchase of common stock and dividend payments of $4.8 million.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion.  For the remainder of fiscal 2008, we expect to spend $17 to $22 million in capital expenditures, primarily for completing the expansion of our facilities in Santa Cruz, tooling, and IT systems.

At September 30, 2007, we had working capital of $314.2 million, including $139.9 million of cash, cash equivalents and short-term investments, compared with working capital of $258.4 million, including $103.4 million of cash, cash equivalents and short-term investments at March 31, 2007.

We have a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010. The line of credit was fully repaid in the fourth quarter of fiscal 2007.  At September 30, 2007, there were no outstanding borrowings under the credit facility and our commitments under a letter of credit sub-facility were $0.4 million. The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters.  It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under the credit facility.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded within interest and other income (expense), net, offsetting transaction gains and losses on the related assets and liabilities.

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

CONTRACTUAL OBLIGATIONS
The following table summarizes the contractual obligations as of September 30, 2007, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating leases	$17,719	$2,615	$11,116	$2,837	$1,151
Unconditional purchase obligations	2,501	2,501	-	-	-
Total contractual cash obligations	$20,220	$5,116	$11,116	$2,837	$1,151

As discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 as of April 1, 2007.  At September 30, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $15.3 million, which we do not expect to be due within the next 12 months.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for the Company beginning on April 1, 2008. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 159 is effective for the Company beginning on April 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In June 2007, the FASB ratified the EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expensing the payments when the research and development activities are performed. EITF Issue No. 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007.  The adoption of EITF Issue No. 07-3 is not expected to have a significant impact on the Company's consolidated financial statements or financial position.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $94.1 million at March 31, 2007 compared to $86.4 million at September 30, 2007.  We had short-term investments of $9.2 million at March 31, 2007 and $53.5 million at September 30, 2007.  Cash equivalents have a maturity, when purchased, of three months or less.  Short-term investments have a maturity of greater than three months and are classified as available-for-sale.  All of our short-term investments are held in our name at a limited number of major financial institutions and consist of auction rate securities, concentrated primarily in student loans.  The taxable equivalent interest rates realized on these investments averaged 5.75% for the second quarter of fiscal 2008.

We applied the same modeling technique as we used at March 31, 2007 to measure the hypothetical changes in fair values in our short-term investments, excluding cash and cash equivalents, held at September 30, 2007 that are sensitive to changes in interest rates.  Based upon our analysis, the fair values did not change materially as our investments are of short duration.

As of October 27, 2007, we had no borrowings under the revolving line of credit facility and $0.4 million committed under the letter of credit sub-facility.  If we choose to borrow additional amounts under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are engaged in a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations.  We hedge our balance sheet exposure by hedging Euro and Great British Pound denominated receivables, payables, and cash balances, and our economic exposure by hedging a portion of anticipated Euro and Great British Pound denominated sales;  however, we can provide no assurance that our strategy will be successfully implemented and that exchange rate fluctuations will not materially adversely affect our business in the future.

Non-designated Hedges

We hedge our Euro and Great British Pound denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of September 30, 2007 (in millions):

Currency - forward contracts	Position	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Euro	Sell Euro	$29.5	$2.9	$(2.9)
Great British Pound	Sell GBP	11.8	1.2	(1.2)
Net position		$41.3	$4.1	$(4.1)

Cash Flow Hedges

For the six months ended September 30, 2007, approximately 38% of net revenues were derived from sales outside the United States, which were predominately denominated in the Euro and the Great British Pound.

As of September 30, 2007, we had foreign currency call option contracts of approximately €50.1 million and £17.5 million denominated in Euros and Great British Pounds, respectively.  As of September 30, 2007, we also had foreign currency put option contracts of approximately €50.1 million and £17.5 million denominated in Euros and Great British Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of September 30, 2007 (in millions):

Currency - option contracts	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Call options	$(105.1)	$4.4	$(10.0)
Put options	99.2	4.7	(0.6)
Net position	$(5.9)	$9.1	$(10.6)

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

In connection with the filing of Form 10-Q for the quarter ended September 30, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  There were no material developments in the first two quarters of fiscal year 2008 in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of raw materials, components, sub-assemblies and products from our suppliers. We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, sub-assemblies and finished products entails various risks, including the following:

•
although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permit us to work with only a single source of silicon chip-sets on any particular new product. We, or our chosen supplier of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules. Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, and/or the inability to meet our customer demand for these new products. Additionally, these supplier or other suppliers may discontinue production of the parts we depend on.  If this occurs, we may have difficulty obtaining sufficient product to meet our needs.  This could cause us to fail to meet customer expectations.  If customers turn to our competitors to meet their needs, there could be a long-term impact on our revenues and profitability.  Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors;

•
we have been put on notice by a single source supplier that chipsets used in headsets accounting for approximately 30% of ACG revenues are subject to an end-of-life notice.  We believe that we will be able to obtain sufficient quantities of these chipsets to last us for approximately one year, and we have reached an agreement with that supplier to obtain greater supplies of the chipset in the future.  However, the fulfillment of this agreement by the supplier is subject to the transfer of the supplier’s current chip fabrication facility to a new facility and our qualification of the new facility.  Thus, the timing of the delivery of additional quantities of the chips in the future may be uncertain.  We also have new products in development that can replace the products that use these chipsets.  These products are currently scheduled for release to volume production before we expect to exhaust supplies of the chipset currently in use.  However, there can be no assurance that we will complete the new products on schedule, that the cost of those products will be similar to the current products and/or that our channels will accept the new products as rapidly as will be necessary to maintain revenue continuity.  If we are unable to obtain sufficient supplies of the current chipsets or commence volume production of the new products in a timely manner or otherwise remedy the situation before the current chipsets become unavailable our business, financial condition and results of operations will be materially and adversely affected;

•
if the chipsets from the aforementioned single source supplier become available, we may be unable to predict the last time buy quantities accurately, and we may experience excess or insufficient inventories of the chipsets.  This could cause us to either fail to produce sufficient quantities of our products to fill our customers’ orders or to have larger inventories that could lead to our writing off unusable product as excess and obsolete.  This may have an adverse effect on our financial results;

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

•
prices of certain components of raw materials, components and sub-assemblies may rise or fall depending upon global market conditions. In general, we are experiencing a net increase in the costs of these components.  If we are unable to pass these increases on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition and results of operations may be materially and adversely affected;

•
because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, sub-assemblies, components and products. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs.  In particular, many B2C customer orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure in the future to match the timing of purchases of raw materials, sub-assemblies, components and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affecting our business, financial condition and results of operations;

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

•
Altec Lansing’s product sales and new product development may not evolve as anticipated. We are currently working on a product refresh which we are anticipating will take us at least fifteen months to complete.  There is no assurance that these new products will be successful, and the length of time required for this refresh may cause our customers to buy from our competitors;

•	we must be able to meet the market windows for Altec Lansing’s products;

•	we must be able to retain or obtain shelf space for these products in our sales channel;

•	we must retain or improve the brand recognition associated with the Altec Lansing brand during the turnaround;

•	we must control costs in the Altec Lansing business and make the business operations more efficient;

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

•
we are increasing the use of design and manufacturing of Bluetooth headset products at our new facilities in China.  Development of new wireless products and ramping of production can be complex.  Unexpected difficulties may arise.  Failure to meet our planned design deadlines or production quantities for new or existing products can adversely affect our financial results;

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

As a result of the acquisition of Altec Lansing and Volume Logic in fiscal 2006, we have significant goodwill and intangible assets recorded on our balance sheet. Certain events or changes in circumstances, such as the decision to exit the Professional Audio business, would require us to assess the recoverability of the carrying amount of our goodwill and intangible assets. We wrote off approximately $0.5 million in intangible assets associated with the Professional Audio product line in the AEG segment in September 2007.

The results of operations for our acquired Altec Lansing business have been negatively impacted by intense price competition, particularly in the Docking Audio products, and our new product introductions have not been as profitable as those in the prior year.  We have also had significant losses in fiscal 2007 and the first six months of fiscal 2008 from excess and obsolete inventory and non-cancelable purchase commitments.  If we are unable to successfully introduce new, profitable products and align the cost structure to the revenue base, our anticipated future cash flows from the Altec Lansing business could be negatively impacted.

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

•
Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we also experience increased complexity in forecasting customer demand and in planning for production, and transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.;

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

Certain of our markets are intensely competitive. They are characterized by a trend of declining average selling prices, competition on sales terms and conditions, continual performance enhancements and new features, as well as rapid adoption of technological and product advancements by competitors in our retail market. Also, aggressive industry pricing practices have resulted in downward pressure on margins from both our primary competitors as well as from less established brands.

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

Competitors in audio devices vary by product line.   The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, GN Netcom’s Jabra brand, Sony Ericsson, Samsung, Jawbone, and Belkin among many others.  Many of these competitors have substantially greater resources than we have, and each of whom has established market positions in this business. In the PC and office and contact center markets, the largest competitor is GN Netcom as discussed above, as well as Sennheiser Communications.   For PC and gaming headset applications, our primary competitor is Logitech.  In the Audio Entertainment business, competitors include Bose, Apple, Logitech, Creative Labs, iHome, and Harman International.

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

If we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features, and design, as well as continue to build and strengthen our brand recognition, our business could be harmed.  In particular, Microsoft’s entry into the Universal Audio Architecture open access platform provides more value and functionality through software, and, as a result, reduces the opportunities for us to provide distinctive, technologically advanced features.  The effect of this trend may be to commoditize our headsets.  If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, and our revenues and earnings could decline.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with environmental regulations.

There are multiple initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with the European Union and other Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment (“ROHS”) and on Waste Electrical and Electronic Equipment (“WEEE”).  In certain jurisdictions the ROHS legislation has already been enacted as of July 1, 2006; however, other jurisdictions have delayed implementation. Some of our customers are requesting that we implement these new compliance standards sooner than the legislation would require. While we believe that we will have the resources and ability to fully meet our customers' requests, and the requirements of the ROHS and WEEE directives universally, if unusual occurrences arise, or, if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to meet the aggressive schedule set by our customers or comply with the legislation as passed by the EU member states or other global jurisdictions. If that were to happen, a material negative effect on our financial results may occur.

We are subject to various federal, state, local and foreign environmental laws and regulations on a global basis, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted in any given country to create environmental liability with respect to our facilities, operations, or products.  To the extent that we incur claims for environmental matters exceeding reserves or insurance for environmental liability, our operating results could be negatively impacted.

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

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

•	uncertain economic conditions and the decline in investor confidence in the market place;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	integration of the Altec Lansing business or market reaction to future acquisitions;

•	our ability to successfully complete the product refresh for the Altec Lansing products and turnaround the AEG business;

•	general economic, political, and market conditions, including market volatility;

•	other factors unrelated to our operating performance or the operating performance of our competitors.

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

We have significant foreign manufacturing operations which are inherently risky.

We have recently completed construction of a manufacturing facility and design center in Suzhou, China.  We have begun to transition new products and outsourced production to our new facility to ramp production.  If we are unable to effectively produce new products or to transition outsourced production into our new Suzhou facility, we may be unable to meet demand for these products, and our margins on these products may decrease. There are risks in operating the Suzhou factory and expanding our competency in a rapidly evolving economy because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated or the like.  Should any of these risks occur, we may be unable to maximize the output from the facility and our financial results may decrease from our anticipated levels.  We also purchase a number of turnkey products directly from Asia. Further, the majority of our AEG products are manufactured either in our Dongguan, China manufacturing plant or manufactured by foreign vendors, primarily in China.  In addition, we assemble the majority of our ACG headsets in our manufacturing facility located in Tijuana, Mexico, and we obtain most of the components and sub-assemblies used in our products from various foreign suppliers.  The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

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

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. We currently hold 199 United States patents and additional foreign patents and will continue to seek patents on our inventions when we believe it to be appropriate. The process of seeking intellectual property protection can be lengthy and expensive. Intellectual property may not be issued in response to our applications, and intellectual property that is issued may be invalidated, circumvented or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

There were no material developments in the first two quarters of fiscal year 2008 in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The 2007 Annual Meeting of Stockholders of Plantronics, Inc. was held at Plantronics Headquarters, 345 Encinal St. Santa Cruz, CA on August 17, 2007 (the "Annual Meeting").

b.	At the Annual Meeting, the following seven individuals were elected to the Company's Board of Directors:

Nominee	Votes Cast For	Withheld or Against

Marvin Tseu	39,678,503	5,668,889

Ken Kannappan	45,149,525	197,867

Gregg Hammann	39,765,068	5,582,325

John Hart	39,768,284	5,579,108

Marshall Mohr	45,217,165	130,227

Trude Taylor	39,571,713	5,775,679

Roger Wery	43,849,039	1,498,353

c.	The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below:

(1) Proposal to ratify and approve an increase of 1,7000,000 shares of Common Stock of Plantronics, Inc. issuable under the 2003 Stock Plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

23,140,934	17,521,776	12,836	4,684,511

(2) Proposal to ratify and approve amendments to the 2002 Employee Stock Purchase Plan, which include an increase of 400,000 shares of Common Stock of Plantronics, Inc. issuable thereunder.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

39,762,116	875,021	8,409	4,684,511

(3) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of Plantronics for fiscal year 2008.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

44,680,490	673,499	6,067	-

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: November 7, 2007	By:	/s/ Barbara V. Scherer
Barbara V. Scherer
Senior Vice President - Finance and Administration and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer of the Registrant)