Form 10-Q
period 2007-12-29
PLANTRONICS INC /CA/
filed 2008-02-06
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

As of January 25, 2008, 48,852,799 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	December 31,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$94,131	$115,479
Short-term investments	9,234	54,085
Total cash, cash equivalents, and short-term investments	103,365	169,564
Accounts receivable, net	113,758	136,550
Inventory	126,605	131,320
Deferred income taxes	12,659	12,754
Other current assets	18,474	12,947
Total current assets	374,861	463,135
Property, plant and equipment, net	97,259	98,321
Intangibles, net	100,120	93,517
Goodwill	72,825	72,825
Other assets	6,239	6,047
Total assets	$651,304	$733,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,956	$57,049
Accrued liabilities	54,025	63,863
Income taxes payable	12,476	-
Total current liabilities	116,457	120,912
Deferred tax liability	37,344	32,135
Long-term income taxes payable	-	16,132
Other long-term liabilities	696	960
Total liabilities	154,497	170,139

Stockholders' equity:
Common stock	666	673
Additional paid-in capital	340,661	363,920
Accumulated other comprehensive income	2,666	1,972
Retained earnings	550,165	593,507
	894,158	960,072
Less: treasury stock, at cost	(397,351)	(396,366)
Total stockholders' equity	496,807	563,706
Total liabilities and stockholders' equity	$651,304	$733,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007
Net revenues	$215,435	$232,824	$605,438	$647,543
Cost of revenues	134,584	139,067	372,093	385,784
Gross profit	80,851	93,757	233,345	261,759
Operating expenses:
Research, development and engineering	17,837	19,308	53,434	58,004
Selling, general and administrative	46,196	48,424	134,583	140,476
Restructuring and other related charges	-	2,882	-	2,882
Gain on sale of land	-	-	(2,637)	-
Total operating expenses	64,033	70,614	185,380	201,362
Operating income	16,818	23,143	47,965	60,397
Interest and other income, net	1,493	2,184	2,745	5,311
Income before income taxes	18,311	25,327	50,710	65,708
Income tax expense	3,121	6,219	10,704	15,103
Net income	$15,190	$19,108	$40,006	$50,605

Net income per share - basic	$0.32	$0.39	$0.85	$1.05

Shares used in basic per share calculations	47,409	48,379	47,256	48,110

Net income per share - diluted	$0.32	$0.39	$0.83	$1.03

Shares used in diluted per share calculations	47,922	49,533	47,940	49,148

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,006	$50,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,824	21,012
Stock-based compensation	12,617	11,946
Provision for doubtful accounts	549	13
Provision for excess and obsolete inventories	11,149	8,449
Deferred income taxes	(5,939)	(7,801)
Income tax benefit associated with stock option exercises	519	1,010
Excess tax benefit from stock-based compensation	(637)	(1,905)
(Gain) loss on disposal of property, plant, and equipment, net	(2,571)	21
Impairment of intangible asset	-	517
Non-cash restructuring charges	-	1,064

Changes in assets and liabilities:
Accounts receivable	(14,276)	(23,583)
Inventory	(39,396)	(13,178)
Other assets	(417)	(122)
Accounts payable	(2,599)	7,093
Accrued liabilities	13,301	8,286
Income taxes payable	(5,966)	11,011
Cash provided by operating activities	28,164	74,438

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	222,424	254,590
Purchase of short-term investments	(214,395)	(299,040)
Proceeds from the sale of land	2,667	-
Capital expenditures and other assets	(18,739)	(16,918)
Cash used for investing activities	(8,043)	(61,368)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,021)	-
Proceeds from sale of treasury stock	2,723	2,895
Proceeds from issuance of common stock	2,676	9,117
Repayment of line of credit	(16,032)	-
Payment of cash dividends	(7,140)	(7,263)
Excess tax benefit from stock-based compensation	637	1,905
Cash (used for) provided by financing activities	(21,157)	6,654
Effect of exchange rate changes on cash and cash equivalents	1,076	1,624
Net increase in cash and cash equivalents	40	21,348
Cash and cash equivalents at beginning of period	68,703	94,131
Cash and cash equivalents at end of period	$68,743	$115,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the March 31, 2007 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which was filed with the SEC on May 29, 2007.  The results of operations for the interim period ended December 31, 2007 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company has two segments, the Audio Communications Group (“ACG”) and the Audio Entertainment Group (“AEG”).  Management allocates resources to and assesses the performance of each operating segment using several metrics including information about segment revenues, gross profit, operating income (loss) before interest  and other income, net and income tax expense, and certain product line information.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current and prior fiscal years consist of 52 weeks and each fiscal quarter consists of 13 weeks.  The current fiscal year ends on March 29, 2008 and the prior fiscal year ended on March 31, 2007.    The Company’s interim periods for the third quarters of fiscal 2007 and 2008 ended on December 30, 2006 and December 29, 2007, respectively.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

Certain financial statement reclassifications have been made to the prior period amounts to conform to the current year presentation. The Company reclassified certain expenses in the AEG segment within cost of revenues which had previously been classified as selling, general and administrative expenses, to conform to the ACG presentation.  As a result of this change, the Company’s previously reported amount of gross profit for the three and nine months ended December 31, 2006 was reduced by $485,000 and $1.4 million, respectively.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The adoption of EITF Issue No. 06-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expensing the payments when the research and development activities are performed. EITF Issue No. 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 07-3 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141R"), which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning April 1, 2009 and will apply prospectively to any business combinations completed on or after that date.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

At March 31, 2007 and December 31, 2007, the Company had short-term investments of $9.2 million and $54.1 million, respectively.  All of the short-term investments were classified as available-for-sale and had contractual maturities of greater than one year; however, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company's liquidity needs within the next 12 months.  Accordingly, all investments are classified as current assets on the accompanying consolidated balance sheets.  The Company had no unrealized gains or losses at March 31, 2007 and December 31, 2007, and, did not incur any realized gains or losses in the three and nine months ended December 31, 2006 and 2007.  All of the short-term investments are held in the Company’s name at a limited number of major financial institutions and consist of auction rate securities, concentrated primarily in student loans.  As of December 31, 2007, none of the auctions for the securities in which we have investments have failed.

	March 31,	December 31,
(in thousands)	2007	2007

Inventory, net:
Raw materials	$57,406	$39,211
Work in process	6,268	4,006
Finished goods	62,931	88,103
	$126,605	$131,320

Accrued liabilities:
Employee compensation and benefits	$20,574	$24,877
Warranty accrual	7,240	11,344
Accrued advertising and sales and marketing	5,104	6,350
Accrued derivatives	2,454	3,778
Accrued other	18,653	17,514
	$54,025	$63,863

Changes in the warranty accrual, which are included as a component of accrued liabilities on the condensed consolidated balance sheets, are as follows (in thousands):

Warranty accrual at March 31, 2007	$7,240
Warranty provision relating to products shipped during the year	17,616
Deductions for warranty claims processed	(13,512)
Warranty accrual at December 31, 2007	$11,344

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The following table presents changes in the carrying value of acquired intangible assets (in thousands):

	March 31, 2007			December 31, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net	Useful
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life

Technology	$30,960	$(9,431)	$21,529	$30,160	$(12,716)	$17,444	6-10 years
In-process technology	996	(996)	-	996	(996)	-	Immediate
State contracts	1,300	(975)	325	1,300	(1,114)	186	7 years
Patents	1,420	(876)	544	1,420	(1,029)	391	7 years
Customer relationships	18,133	(4,108)	14,025	18,133	(5,758)	12,375	3-8 years
Trademarks	300	(225)	75	300	(257)	43	7 years
Trade name - inMotion	5,000	(1,016)	3,984	5,000	(1,484)	3,516	8 years
Trade name - Altec Lansing	59,100	-	59,100	59,100	-	59,100	Indefinite
OEM relationships	700	(162)	538	700	(238)	462	7 years
Non-compete agreements	200	(200)	-	200	(200)	-	5 years
Total	$118,109	$(17,989)	$100,120	$117,309	$(23,792)	$93,517

The aggregate amortization expense relating to purchased intangible assets for the three and nine months ended December 31, 2006 was $2.1 million and $6.2 million, respectively and $2.0 million and $6.1 million for the three and nine months ended December 31, 2007, respectively.  The estimated future amortization expense of purchased intangible assets as of  December 31, 2007 is as follows (in thousands):

Fiscal Year Ending March 31,
Remainder of 2008	$2,007
2009	7,872
2010	7,411
2011	7,368
2012	4,787
Thereafter	4,972
Total estimated amortization expense	$34,417

Goodwill as of March 31, 2007 and December 31, 2007 was $72.8 million.

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

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2007, the Company completed the annual impairment test of goodwill and the Altec Lansing trade name, which indicated that there was no impairment. Except for the decision to discontinue the Professional Audio product line, there were also no other events or changes in circumstances during the nine months ended December 31, 2007, which triggered an impairment review.  The Company will perform its annual impairment test for goodwill and purchased intangible assets with indefinite lives in the fourth quarter of fiscal 2008. Further, to the extent the annual impairment test does not result in impairment, it is possible that an impairment review may be triggered prior to the next annual review in the fourth quarter of fiscal 2009.  An impairment review may also be triggered for the remaining intangible assets. However, it is not possible to determine whether, if an impairment review is required, an impairment charge would result or if such charge would be material.

5. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense recorded under SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2007	2006	2007

Cost of revenues	$729	$609	$2,200	$1,862

Research, development and engineering	934	858	2,843	2,641
Selling, general and administrative	2,578	2,617	7,563	7,443
Stock-based compensation expense included in operating expenses	3,512	3,475	10,406	10,084

Total stock-based compensation	4,241	4,084	12,606	11,946
Income tax benefit	(1,358)	(1,191)	(4,087)	(3,813)
Total stock-based compensation, net of tax	$2,883	$2,893	$8,519	$8,133

Stock Options

The following is a summary of the Company’s stock option activity during the nine months ended December 31, 2007:

	Options Outstanding
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2007	9,033	$26.17
Options granted	723	$27.25
Options exercised	(531)	$17.16
Options forfeited or expired	(568)	$34.01
Outstanding at December 31, 2007	8,657	$26.30	4.41	$28,401
Vested and expected to vest at December 31, 2007	8,315	$26.37	4.35	$27,374
Exercisable at December 31, 2007	6,355	$26.82	3.87	$22,105

The total intrinsic value of options exercised during the nine months ended December 31, 2006 and 2007 was $3.0 million and $5.3 million, respectively.

As of December 31, 2007, total unrecognized compensation cost related to unvested stock options was $21.0 million which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the nine months ended December 31, 2007:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Non-vested at March 31, 2007	287	$27.09
Granted	113	$27.17
Vested	(65)	$27.38
Forfeited	(19)	$28.19
Non-vested at December 31, 2007	316	$26.99

As of December 31, 2007, total unrecognized compensation cost related to non-vested restricted stock awards was $7.6 million, which is expected to be recognized over a weighted average period of 3.3 years.  The total fair value of restricted stock awards vested during the nine months ended December 31, 2007 was $1.8 million.

Employee Stock Purchase Plan (“ESPP”)

As of December 31, 2007, there was $0.1 million of unrecognized compensation cost related to the ESPP that is expected to be fully recognized during the next fiscal quarter.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Stock Options	2006	2007	2006	2007
Expected volatility	42.5%	39.7%	42.5%	39.1%
Risk-free interest rate	4.7%	3.9%	4.7%	4.1%
Expected dividends	1.0%	0.7%	1.0%	0.7%
Expected life (in years)	4.2	4.1	4.2	4.2
Weighted-average grant date fair value	$7.58	$9.62	$7.64	$9.46

	Nine Months Ended
	December 31,
ESPP	2006	2007
Expected volatility	52.8%	32.1%
Risk-free interest rate	5.2%	5.1%
Expected dividends	1.3%	0.7%
Expected life (in years)	0.5	0.5
Weighted-average grant date fair value	$4.60	$6.72

There were no new ESPP offering periods during the three months ended December 31, 2006 and 2007.

6.  RESTRUCTURING AND OTHER RELATED CHARGES

In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, to shut down a related Hong Kong research and development, sales and procurement office and to consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  The selling, general and administrative functions of AEG in China will also be consolidated with those of ACG through-out the Asia-Pacific region.  These actions will result in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  As of December 31, 2007, the production line at the Dongguan, China facility was shut down.  This restructuring plan is part of a strategic initiative designed to reduce fixed costs by outsourcing all of AEG manufacturing to the network of qualified contract manufacturers already in place.   The plan will proceed in phases and is expected to be complete by March 2008.

The Company recorded the restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and SFAS No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS No. 112”).  During the third quarter of fiscal 2008, the Company recorded $2.9 million in restructuring and other related charges.

The following table summarizes the Company’s restructuring activities (in thousands):

	Severance and Benefits	Facilities and Equipment	Other	Total

Restructuring and other related charges	$1,158	$1,021	$703	$2,882
Cash	(588)	-	(168)	(756)
Non-cash	-	(1,021)	(43)	(1,064)
Restructuring accrual at December 31, 2007	$570	$-	$492	$1,062

The restructuring accrual is included in accrued liabilities in the Company’s condensed consolidated balance sheet.

In November 2007, 730 employees were notified for termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of December 31, 2007, 672 employees have been terminated.

Including the $2.9 million recognized in third quarter of fiscal 2008, the Company expects to record total restructuring charges of approximately $4.0 to $4.5 million, consisting of $1.6 million for the write-off of facilities and equipment and accelerated depreciation, $1.4 million for severance and benefits, and $1.0 to $1.5 million in professional and administrative fees.  We expect to incur restructuring and other related charges of $1.0 million during the fourth quarter of fiscal 2008 and the remaining $0.1 to $0.6 million is expected to be incurred in fiscal 2009.

7. COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended December 31, 2006 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2007	2006	2007
Net income	$15,190	$19,108	$40,006	$50,605
Unrealized gain (loss) on cash flow hedges, net of tax	(1,579)	607	(3,823)	(1,671)
Foreign currency translation gain (loss)	614	(11)	1,930	977
Comprehensive income	$14,225	$19,704	$38,113	$49,911

8. FOREIGN CURRENCY TRANSACTIONS

Non-Designated Hedges

As of December 31, 2007, the Company had foreign currency forward contracts of €19.8 million and ₤5.3 million denominated in Euros and Great British Pounds, respectively.  These forward contracts hedge against a portion of the Company’s foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalents, at December 31, 2007 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	19,800	$29,136	Sell Euro	1 month
GBP	5,300	$10,550	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gains of approximately $1.0 million and $1.8 million in the three and nine months ended December 31, 2006, respectively, and $0.5 million and $1.7 million of net gains in the three and nine months ended December 31, 2007, respectively.

Cash Flow Hedges

As of December 31, 2007, the Company had foreign currency put and call option contracts of €47.8 million and £17.3 million. As of March 31, 2007, the Company had foreign currency put and call option contracts of €57.0 million and £16.3 million.  Collectively, the Company’s option contracts are collars to hedge against a portion of its forecasted foreign denominated sales.

In the three and nine months ended December 31, 2007, realized losses of $1.4 million and $2.5 million on cash flow hedges were recognized in net revenues in the condensed consolidated statements of operations compared to $1.3 million and $1.7 million in realized losses for the same periods a year ago.  The Company expects to recognize the entire amount of $3.1 million of net losses accumulated in other comprehensive income in net revenues during the next 12 months if spot exchange rates remain reasonably consistent with current rates.

9. INCOME TAXES

The effective tax rate for the three and nine months ended December 31, 2007 was 24.6% and 23.0% compared to 17.0% and 21.1% for the same periods a year ago. The effective tax rate is higher than the previous year primarily due to Congress reinstating the Research and Development Credit retroactively to January 1, 2006 during the third quarter of fiscal 2007 and the cost of restructuring in China incurred in the current quarter for which the Company has not currently recognized any tax benefit.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; or a change in estimates of future taxable income which results in a valuation allowance being required.

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  There were no material adjustments as a result of the adoption of FIN 48. At the adoption date, the Company had $13.5 million of unrecognized tax benefits, $10.9 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $2.6 million would be an adjustment to goodwill if recognized before April 1, 2009 prior to the adoption of SFAS No. 141R.  As of December 31, 2007, the Company had $16.1 million of unrecognized tax benefits. The Company expects resolution of some uncertain tax positions within the next 12 months.  Favorable resolution of these uncertainties would result in a significant benefit to income tax expense.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had approximately $1.6 million of accrued interest related to uncertain tax positions, including $0.2 million and $0.6 million recorded during the three and nine months ended December 31, 2007.  The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for fiscal years prior to 2003.  Foreign income tax matters for most foreign jurisdictions have been concluded for fiscal years through 2001.

10. COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2006	2007	2006	2007

Net income	$15,190	$19,108	$40,006	$50,605

Weighted average shares-basic	47,409	48,379	47,256	48,110
Dilutive effect of employee equity incentive plans	513	1,154	684	1,038
Weighted average shares-diluted	47,922	49,533	47,940	49,148

Earnings per share-basic	$0.32	$0.39	$0.85	$1.05

Earnings per share-diluted	$0.32	$0.39	$0.83	$1.03

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	6,925	3,388	5,793	3,731

11. SEGMENT INFORMATION

Financial data for each segment for the three and nine months ended December 31, 2006 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2007	2006	2007

Net revenues
Audio Communications Group	$176,511	$195,955	$503,281	$562,574
Audio Entertainment Group	38,924	36,869	102,157	84,969
Consolidated net revenues	$215,435	$232,824	$605,438	$647,543

Gross profit
Audio Communications Group	$77,257	$89,698	$218,836	$260,358
Audio Entertainment Group	3,594	4,059	14,509	1,401
Consolidated gross profit	$80,851	$93,757	$233,345	$261,759

Operating income (loss)
Audio Communications Group	$22,855	$31,051	$64,436	$89,707
Audio Entertainment Group	(6,037)	(7,908)	(16,471)	(29,310)
Consolidated operating income	$16,818	$23,143	$47,965	$60,397

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of the Altec-branded headsets from the AEG segment to the ACG segment, and as a result, effective July 1, 2007, the revenue and resulting gross profit from the Altec-branded headsets are now included in the ACG reporting segmentwithin the Gaming and Computer Audio category.  Because AEG has not historically tracked costs and expenses by product line below material cost, prior period segment financial data has not been restated as it is impracticable to determine product line information down to the gross margin or operating income level for periods prior to the second quarter of fiscal 2008.  Because AEG does not track product line information below gross profit, it is impracticable to determine product line information down to the operating income level.  Net revenues and gross profit for ACG and AEG for the three and nine months ended December 31, 2007 under the old basis of segment reporting would have been:

	Three Months Ended	Nine Months Ended
(in thousands)	December 31, 2007

Net revenues

Audio Communications Group	$193,795	$558,692
Audio Entertainment Group	39,029	88,851
Consolidated net revenues	$232,824	$647,543

Gross profit

Audio Communications Group	$88,852	$258,907
Audio Entertainment Group	4,905	2,852
Consolidated gross profit	$93,757	$261,759

Audio Communications Group

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles. Major product categories include “Office and Contact Center”, which is defined as corded and cordless communication headsets, amplifiers and telephone systems; “Mobile”, which is defined as corded and Bluetooth products for mobile phone applications; “Gaming and Computer Audio”, which is defined as gaming and PC headsets; and “Other”, which includes specialty products such as Clarity products marketed for hearing impaired individuals.  The following table presents net revenues by product group within ACG:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2007	2006	2007

Net revenues from unaffiliated customers:
Office and Contact Center	$118,280	$131,017	$348,360	$394,579
Mobile	43,080	48,788	112,085	125,885
Gaming and Computer Audio	8,364	10,449	23,380	25,211
Other Specialty Products	6,787	5,701	19,456	16,899
Total segment net revenues	$176,511	$195,955	$503,281	$562,574

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2007	2006	2007

Net revenues from unaffiliated customers:
Docking Audio	$20,822	$20,682	$53,814	$44,588
PC Audio	15,202	14,101	40,920	35,176
Other	2,900	2,086	7,423	5,205
Total segment net revenues	$38,924	$36,869	$102,157	$84,969

 No customer accounted for 10% or more of total net revenues for the three and nine months ended December 31, 2006 or 2007, nor did any one customer account for 10% or more of accounts receivable at March 31, 2007 or December 31, 2007.

12. SUBSEQUENT EVENT

On January 25, 2008, we issued a press release announcing a 1,000,000 share repurchase program. Pursuant to the share repurchase program, the Company will, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).   Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include, statements containing our expectations regarding (i) increasing penetration of our products into the office markets, (ii) upgrading our customers with compelling new products, (iii) growing our Bluetooth market share while improving profitability, (iv) executing our turnaround plans for Altec Lansing, including potential savings from the restructuring of Altec Lansing’s China operations, and (v) improving the overall profitability of the Company, in addition to other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward looking statements.

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

We ship a broad range of products to over 70 countries through a worldwide network of distributors, retailers, wireless carriers, telephony service providers, and original equipment manufacturers (“OEMs”).  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature and, while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

Our third quarter net revenues, which are generally seasonally strong, increased from $215.4 million in fiscal 2007 to $232.8 million in fiscal 2008 as a result of increased demand for wireless products, with net revenues from office wireless and mobile Bluetooth products both up by 15% from a year ago.  Our third quarter net income, which increased from $15.2 million in fiscal 2007 to $19.1 million in fiscal 2008, was favorably affected by cost reductions with respect to our office wireless and Bluetooth mobile products, the benefit of a weaker dollar, improved manufacturing effectiveness, and the increased international demand.

In the third quarter of fiscal 2008, we announced plans to improve the profitability of the Audio Entertainment Group (“AEG”) business.  Our plans include closing AEG’s manufacturing facility and research and development activities in Dongguan, China; outsourcing all of AEG manufacturing to a network of qualified contract manufacturers already in place; initiating plans to shut down AEG’s sales and procurement office in Hong Kong; consolidating the sales, procurement and research and development activities in a new Shenzhen, China site which we expect to begin using in the fourth quarter of fiscal 2008; and consolidating selling, general and administrative functions for most of our Asia Pacific operations into our Suzhou, China facility.  In addition to these cost cutting activities, we believe a return to profitability for AEG is dependent on developing significant new products to refresh the product line.  We are continuing to make progress on this objective.  Our goal remains to achieve profitability by the December quarter of next fiscal year and to move towards our target operating model in fiscal year 2010.  Failure to continue to meet our internal milestones could result in a delay of our turnaround plans and the potential impairment of AEG goodwill and intangible assets.

Our key initiatives, explained below, are designed to create long-term, sustainable shareholder value.

•
Increase penetration in the office markets. Growing the office markets will continue to be our top priority.  We intend to accomplish this through the introduction of compelling, easy to use, wireless products and demand generation campaigns.  For example, home office workers are a growing category, and in ACG, we began shipping the Calisto Pro hands-free home phone system in fiscal 2008 which includes a multi-function Bluetooth headset.

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

•
Grow our Bluetooth market share while improving profitability.  We believe the convergence of music and communications in the cell phone industry has created a significant opportunity to increase our Bluetooth market share.  Our Bluetooth product portfolio is competitive and we believe our existing and next generation products are innovative and being well received.  We will continue to implement our supply chain optimization and re-engineering initiatives that are designed to increase inventory turns, improve forecast accuracy and reduce excess and obsolete inventory.  We have plans to increase the utilization of our Suzhou, China facility, improve direct labor productivity and reduce logistics costs. We will continue to increase the use of common design platforms from which we can produce multiple generations of products.

•
Focus on the turnaround plan for AEG.  Development of a competitive portfolio of next generation products with lower manufacturing costs and higher margins is the key priority for AEG over the next 12 months.  We also plan to take advantage of the industrial design capabilities that exist within the ACG segment to make these next generation products more appealing to buyers.  We are working to control costs in AEG and exploring ways to make this business more efficient.

•
Improve the overall profitability of the Company.  In order to achieve our long-term targets for profitability, we will need to successfully implement our key initiatives, described above, as well as many other strategic and tactical initiatives which are designed to increase revenue growth, reduce costs, and operate more effectively.

RESULTS OF OPERATIONS

The following tables set forth, for the period indicated, the condensed consolidated statements of operations data and data by segment.  The financial information and the ensuing discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

Consolidated

(in thousands)	Three Months Ended December 31,				Nine Months Ended December 31,
	2006		2007		2006		2007

Net revenues	$215,435	100.0%	$232,824	100.0%	$605,438	100.0%	$647,543	100.0%
Cost of revenues	134,584	62.5%	139,067	59.7%	372,093	61.5%	385,784	59.6%
Gross profit	80,851	37.5%	93,757	40.3%	233,345	38.5%	261,759	40.4%

Operating expenses:
Research, development and engineering	17,837	8.3%	19,308	8.3%	53,434	8.8%	58,004	9.0%
Selling, general and administrative	46,196	21.4%	48,424	20.8%	134,583	22.2%	140,476	21.7%
Restructuring and other related charges	-	0.0%	2,882	1.3%	-	0.0%	2,882	0.4%
Gain on sale of land	-	0.0%	-	0.0%	(2,637)	(0.4)%	-	0.0%
Total operating expenses	64,033	29.7%	70,614	30.4%	185,380	30.6%	201,362	31.1%
Operating income	16,818	7.8%	23,143	9.9%	47,965	7.9%	60,397	9.3%
Interest and other income, net	1,493	0.7%	2,184	1.0%	2,745	0.5%	5,311	0.8%
Income before income taxes	18,311	8.5%	25,327	10.9%	50,710	8.4%	65,708	10.1%
Income tax expense	3,121	1.4%	6,219	2.7%	10,704	1.8%	15,103	2.3%
Net income	$15,190	7.1%	$19,108	8.2%	$40,006	6.6%	$50,605	7.8%

Audio Communications Group

(in thousands)	Three Months Ended December 31,				Nine Months Ended December 31,
	2006		2007		2006		2007

Net revenues	$176,511	100.0%	$195,955	100.0%	$503,281	100.0%	$562,574	100.0%
Cost of revenues	99,254	56.2%	106,257	54.2%	284,445	56.5%	302,216	53.7%
Gross profit	77,257	43.8%	89,698	45.8%	218,836	43.5%	260,358	46.3%

Operating expenses:
Research, development and engineering	15,137	8.6%	16,544	8.5%	45,697	9.1%	49,522	8.8%
Selling, general and administrative	39,265	22.3%	42,103	21.5%	111,340	22.1%	121,129	21.6%
Gain on sale of land	-	0.0%	-	0.0%	(2,637)	(0.5)%	-	0.0%
Total operating expenses	54,402	30.9%	58,647	30.0%	154,400	30.7%	170,651	30.4%
Operating income	$22,855	12.9%	$31,051	15.8%	$64,436	12.8%	$89,707	15.9%

Audio Entertainment Group

(in thousands)	Three Months Ended December 31,				Nine Months Ended December 31,
	2006		2007		2006		2007

Net revenues	$38,924	100.0%	$36,869	100.0%	$102,157	100.0%	$84,969	100.0%
Cost of revenues	35,330	90.8%	32,810	89.0%	87,648	85.8%	83,568	98.4%
Gross profit	3,594	9.2%	4,059	11.0%	14,509	14.2%	1,401	1.6%

Operating expenses:
Research, development and engineering	2,700	6.9%	2,764	7.5%	7,737	7.6%	8,482	10.0%
Selling, general and administrative	6,931	17.8%	6,321	17.1%	23,243	22.7%	19,347	22.7%
Restructuring and other related costs	-	0.0%	2,882	7.8%	-	0.0%	2,882	3.4%
Total operating expenses	9,631	24.7%	11,967	32.4%	30,980	30.3%	30,711	36.1%
Operating loss	$(6,037)	(15.5)%	$(7,908)	(21.4)%	$(16,471)	(16.1)%	$(29,310)	(34.5)%

NET REVENUES

Audio Communications Group

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$118,280	$131,017	$12,737	10.8%	$348,360	$394,579	$46,219	13.3%
Mobile	43,080	48,788	5,708	13.2%	112,085	125,885	13,800	12.3%
Gaming and Computer Audio	8,364	10,449	2,085	24.9%	23,380	25,211	1,831	7.8%
Other Specialty Products	6,787	5,701	(1,086)	(16.0)%	19,456	16,899	(2,557)	(13.1)%
Total segment net revenues	$176,511	$195,955	$19,444	11.0%	$503,281	$562,574	$59,293	11.8%

Audio Entertainment Group

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Net revenues from unaffiliated customers:
Docking Audio	$20,822	$20,682	$(140)	(0.7)%	$53,814	$44,588	$(9,226)	(17.1)%
PC Audio	15,202	14,101	(1,101)	(7.2)%	40,920	35,176	(5,744)	(14.0)%
Other	2,900	2,086	(814)	(28.1)%	7,423	5,205	(2,218)	(29.9)%
Total segment net revenues	$38,924	$36,869	$(2,055)	(5.3)%	$102,157	$84,969	$(17,188)	(16.8)%

The increase in net revenues in both the three and nine month periods ended December 31, 2007 is attributable to the ACG segment, whose revenues accounted for approximately 84% of consolidated net revenues in the third quarter of fiscal 2008 and 87% for the nine months ended December 31, 2007.  The increase in ACG net revenues is primarily the result of our ability to increase our revenues for office wireless headset systems.  We also benefited from the weaker dollar primarily from sales denominated in Euros and Great British Pounds.  AEG net revenues decreased compared to the same periods a year ago and accounted for approximately 16% of net revenues in the third quarter of fiscal 2008 and 13% for the nine months ended December 31, 2007.  We are working on the next generation of products for AEG with the goal of creating a sufficiently competitive portfolio thereby increasing revenues and improving profitability and market share.

ACG

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for select markets.  We make products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include Office and Contact Center, which is defined as corded and cordless communication headsets, amplifiers and telephone systems; Mobile, which is defined as corded and Bluetooth products for mobile phone applications; Gaming and Computer Audio, which is defined as gaming and PC headsets; and Other, which includes specialty products such as Clarity products marketed for hearing impaired individuals.

Office and Contact Center (“OCC”) products represent our largest source of revenues while Mobile products represent our largest unit volumes.  Revenues may vary due to the timing of the introduction of new products, seasonality, discounts and other incentives and channel mix. There has been a growing trend toward wireless products and a corresponding shift away from our corded products.  Wireless products represented 55% of net revenues in the third quarter of fiscal 2008 compared to 53% in the third quarter of fiscal 2007.

We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders.  Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

Fluctuations in the net revenues of ACG for the three months ended December 31, 2007 compared to the same quarter a year ago were as follows:

•
increased net revenues in our OCC product category with cordless products, which primarily consists of wireless office systems, comprising $8.4 million of the increase and corded products representing an increase of $4.4 million.  The increases are primarily due to the addition of the CS70N to our product line in fiscal 2008, corded revenue growth internationally, and some benefit from foreign exchange rates;

•
increased net revenues in our Mobile product category due to an increase in net revenues from Bluetooth headsets of $5.6 million as a result of market growth and greater acceptance of our product portfolio.

Fluctuations in the net revenues of ACG for the nine months ended December 31, 2007 compared to the same period a year ago were as follows:

•
increased net revenues in our OCC product category with cordless products comprising $34.0 million of the increase and corded products representing an increase of $12.2 million. The increases are primarily due to the addition of the CS70N to our product line in fiscal 2008, corded revenue growth internationally, mostly in Europe and Asia Pacific, and some benefit from foreign exchange rates;

•
increased net revenues in our Mobile product category with an increase in net revenues from Bluetooth headsets of $17.9 million as a result of market growth and greater acceptance of our product portfolio, offset in part by a decline in net revenues from corded mobile headsets of $4.1 million.

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

Fluctuations in the net revenues of AEG for the three months ended December 31, 2007 compared to the same quarter a year ago were as follows:

•	decreased PC Audio net revenues of $1.1 million primarily in Asia and the U.S. due to increased competition and price reductions;
•
decreased Other net revenues of $0.8 million primarily due to the transition of the Altec Lansing-branded headsets from the AEG segment to the ACG segment resulting in a decrease of $2.3 million, partially offset by increased headphone and other revenue of $1.5 million.

Fluctuations in the net revenues of AEG for the nine months ended December 31, 2007 compared to the same period a year ago were as follows:

•
decreased Docking Audio net revenues of $9.2 million, primarily as a result of intense competition in the MP3 accessories market, particularly in the U.S., and our reduced share of the MP3 accessories market;

•	decreased PC Audio net revenues of $5.7 million, most significantly in the U.S., due to increased competition and price reductions;
•
decreased Other net revenues of $2.2 million primarily due to the transition of the Altec Lansing-branded headsets from the AEG segment to the ACG segment resulting in a decrease of $4.3 million, partially offset by an increase in headphone and other net revenues of $2.1 million.

Geographical Information

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Net revenues from unaffiliated customers:
United States	$125,824	139,106	$13,282	10.6%	$375,114	396,613	$21,499	5.7%

Europe, Middle East and Africa	56,337	59,535	3,198	5.7%	142,164	158,902	16,738	11.8%
Asia Pacific	15,537	15,804	267	1.7%	45,402	48,540	3,138	6.9%
Americas, excluding United States	17,737	18,379	642	3.6%	42,758	43,488	730	1.7%
Total international	89,611	93,718	4,107	4.6%	230,324	250,930	20,606	8.9%
	$215,435	$232,824	$17,389	8.1%	$605,438	$647,543	$42,105	7.0%

For the three months ended December 31, 2007 compared to the same period a year ago, international net revenues as a percentage of total net revenues decreased from 42% to 40%, primarily due to a decline of international net revenues in AEG.  For ACG, domestic and international net revenues as a percentage of total net revenues remained consistent at 60% and 40%, respectively, for the three months ended December 31, 2006 and 2007.  For the nine months ended December 31, 2007 compared to the same period a year ago, international net revenues as a percentage of total net revenues increased from 38% to 39% primarily due to the strength of our Europe, Middle East and Africa (“EMEA”) business in ACG, offset in part by decreased international net revenue in AEG.

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

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Net revenues	$215,435	$232,824	$17,389	8.1%	$605,438	$647,543	$42,105	7.0%
Cost of revenues	134,584	139,067	4,483	3.3%	372,093	385,784	13,691	3.7%
Consolidated gross profit	$80,851	$93,757	$12,906	16.0%	$233,345	$261,759	$28,414	12.2%
Consolidated gross profit %	37.5%	40.3%	2.8	ppt.	38.5%	40.4%	1.9	ppt.

Audio Communications Group
Net revenues	$176,511	$195,955	$19,444	11.0%	$503,281	$562,574	$59,293	11.8%
Cost of revenues	99,254	106,257	7,003	7.1%	284,445	302,216	17,771	6.2%
Segment gross profit	$77,257	$89,698	$12,441	16.1%	$218,836	$260,358	$41,522	19.0%
Segment gross profit %	43.8%	45.8%	2.0	ppt.	43.5%	46.4%	2.9	ppt.

Audio Entertainment Group
Net revenues	$38,924	$36,869	$(2,055)	(5.3)%	$102,157	$84,969	$(17,188)	(16.8)%
Cost of revenues	35,330	32,810	(2,520)	(7.1)%	87,648	83,568	(4,080)	(4.7)%
Segment gross profit	$3,594	$4,059	$465	12.9%	$14,509	$1,401	$(13,108)	(90.3)%
Segment gross profit %	9.2%	11.0%	1.8	ppt.	14.2%	1.6%	(12.6)	ppt.

The increase in consolidated gross profit in both the three and nine month periods ended December 31, 2007 is attributable to ACG, for which gross profit accounted for approximately 96% of consolidated gross profit for the three months ended December 31, 2007 and 99% for the nine months ended December 31, 2007.

Fluctuations in the gross profit of ACG and AEG for the three months ended December 31, 2007, compared to the same period a year ago were as follows:

 ACG

The increase in gross profit was primarily due to higher net revenues.  As a percentage of net revenues, gross profit increased 2.0 percentage points primarily due to the following:

•	a 2.3 percentage point benefit from cost reductions on office wireless and Bluetooth products;
•
a 0.9 percentage point benefit from a reduction in excess and obsolete inventory costs as we had more specialty telephone and Bluetooth inventory which reached end of life in the third quarter of fiscal year 2007 than in the third quarter of fiscal year 2008;

•	a 0.8 percentage point improvement resulting from better absorption of fixed costs and improved productivity in our manufacturing processes;
•	a 0.7 percentage point benefit from foreign exchange.

These improvements in gross profit were partially offset by increased freight, warranty, and other costs.  There was a 1.1 percentage point decrease from higher freight expenses due to higher rates, a longer supply chain, higher material receipts, and  increased use of air freight.  There was a 0.9 percentage point decrease from higher warranty costs primarily due to increased sales of mobile and entertainment products through retail channels where the open box warranty returns often occur more frequently than through other sales channels.  In addition, there were other costs that were individually insignificant but collectively resulted in a 0.8 percentage point decrease in gross profit.

AEG

As a percentage of net revenues, gross profit increased 1.8 percentage points primarily due to the following:

•	A decrease in claims from suppliers and decreased excess and obsolete inventory costs as we were able to sell slow moving product to liquidators, resulting in a benefit of 12.7 percentage points.

This increase was partially offset by a decrease in the standard margin of 7.2 percentage points, due to overall decreased sales, the change in the product mix and pricing erosion on the existing product lines and increased air freight, royalties, and warehousing which resulted in a 4.8 percentage point decline.

Fluctuations in the gross profit of ACG and AEG for the nine months ended December 31, 2007, compared to the same period a year ago were as follows:

 ACG

The increase in gross profit was primarily due to higher net revenues.  As a percentage of net revenues, gross profit increased 2.9 percentage points primarily due to the following:

•	a 2.5 percentage point benefit from cost reductions on wireless office and Bluetooth products;
•	a 0.7 percentage point benefit from foreign exchange;
•
a 0.7 percentage point benefit from a reduction in excess and obsolete inventory costs as we had more corded mobile headsets and specialty telephone inventory which reached end of life in the nine months ended December 31, 2006 than in the nine months ended December 31, 2007;

•	a 0.5 percentage point improvement resulting from better absorption of fixed costs and improved productivity in our manufacturing processes.

These improvements in gross profit were partially offset by higher warranty costs and increased freight expenses.  There was a 1.0 percentage point decrease from higher warranty costs primarily due to increased sales of mobile and entertainment products through retail channels where the open box warranty returns often occur more frequently than through other sales channels.  There was also a 0.5 percentage point decreased from higher freight expenses due to higher rates, a longer supply chain, higher material receipts, and increased use of air freight.

AEG

As a percentage of net revenues, gross profit decreased 12.6 percentage points primarily due to the following:

•	a decrease in the standard margin of 7.7 percentage points due to a 5% decline in the overall sales volume, the change in the product mix, and reduced selling prices of surplus inventory;
•	increased air freight, tooling depreciation, royalties and warehousing which resulted in a 4.9 percentage point decline;

These decreases were partially offset by decreased freight, which yielded a 2.4 percentage point increase.

For both our segments, product mix has a significant impact on gross profit as there can be significant variances between our higher and our lower margin products.  Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not properly anticipate changes in demand, we have in the past, and may in the future incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  While we are focused on actions to improve our gross profit through supply chain management, improvements in product launches, increasing the utilization of manufacturing capacity, particularly in our new facility in Suzhou, China, restructuring AEG’s China manufacturing and procurement functions, including the shut down of our manufacturing plant in Dongguan, China, and improving the effectiveness of our marketing programs, there can be no assurance that these actions will be successful.  Gross profit may also vary based on return rates, the amount of product sold for which royalties are required to be paid, the rate at which royalties are calculated, and other factors.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead expenses, including facilities, human resources, and IT costs.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Research, development and engineering	$17,837	$19,308	$1,471	8.2%	$53,434	$58,004	$4,570	8.6%
% of total consolidated net revenues	8.3%	8.3%	-	ppt.	8.8%	9.0%	0.2	ppt.

Audio Communications Group
Research, development and engineering	$15,137	$16,544	$1,407	9.3%	$45,697	$49,522	$3,825	8.4%
% of total segment net revenues	8.6%	8.5%	(0.1)	ppt.	9.1%	8.8%	(0.3)	ppt.

Audio Entertainment Group
Research, development and engineering	$2,700	$2,764	$64	2.4%	$7,737	$8,482	$745	9.6%
% of total segment net revenues	6.9%	7.5%	0.6	ppt.	7.6%	10.0%	2.4	ppt.

In the three and nine months ended December 31, 2007, compared to the same periods a year ago, consolidated research, development and engineering expenses increased primarily due to increased compensation costs. The majority of the increase in research, development and engineering expenses is attributable to the ACG segment.

The $1.4 million and $3.8 million increase in ACG expenses in the three and nine months periods ended December 31, 2007, compared to the same periods a year ago is primarily related to higher compensation and project expenses at our design centers in the U.S., Suzhou, China, and Mexico.  These increases are partially offset by reductions in program and compensation expenses for Volume Logic technology development.  AEG expenses for the three month period ended December 31, 2007 were relatively flat compared to the same period a year ago.  The $0.7 million increase in AEG expenses in the nine months ended December 31, 2007, compared to the same period a year ago is primarily related to increased outside services and design costs of $1.1 million offset in part by decreased bonuses associated with lower net revenues.

Projects that the research, development and engineering departments focused on were:

•	the design and development of wireless office system products;
•	Bluetooth products and technology;
•	product line platforming;
•	refresh of product lines for AEG.

We anticipate that our consolidated research, development and engineering expenses will continue to increase for the remainder of fiscal 2008 due to continued expenditures for wireless office and wireless mobile products as well as increased expenditures related to revitalizing our AEG products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense consists primarily of compensation costs, marketing costs, professional service fees, travel expenses, litigation costs, bad debt expense and allocation of overhead expenses, including facilities, human resources and IT costs.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Selling, general and administrative	$46,196	$48,424	$2,228	4.8%	$134,583	$140,476	$5,893	4.4%
% of total consolidated net revenues	21.4%	20.8%	(0.6)	ppt.	22.2%	21.7%	(0.5)	ppt.

Audio Communications Group
Selling, general and administrative	$39,265	$42,103	$2,838	7.2%	$111,340	$121,129	$9,789	8.8%
% of total segment net revenues	22.3%	21.5%	(0.8)	ppt.	22.1%	21.6%	(0.5)	ppt.

Audio Entertainment Group
Selling, general and administrative	$6,931	$6,321	$(610)	(8.8)%	$23,243	$19,347	$(3,896)	(16.8)%
% of total segment net revenues	17.8%	17.1%	(0.7)	ppt.	22.7%	22.7%	-	ppt.

In the three and nine months ended December 31, 2007, compared to the same periods a year ago, consolidated selling, general and administrative expenses increased due to increased compensation as a result of merit increases and higher bonus and commission costs associated with higher net revenues and profits in ACG, partially offset by a decrease in expenses in AEG.

AEG expenses for the three month period ended December 31, 2007 were relatively flat compared to the same period a year ago.  Fluctuations in the selling, general and administrative expenses of ACG for the three months ended December 31, 2007, compared to the same quarter a year ago were as follows:

Selling, general and administrative expenses increased due to the following:

•	increased compensation expense of $3.2 million as a result of merit increases and higher bonus and commission costs associated with higher net revenues and profits;
•	increased professional service fees of $1.2 million;
•	decreased marketing and sales promotions of $1.3 million.

Fluctuations in the selling, general and administrative expenses of ACG and AEG for the nine months ended December 31, 2007, compared to the same period a year ago were as follows:

ACG

Selling, general and administrative expenses increased due to the following:

•	increased compensation expense of $8.7 million as a result of merit increases and higher bonus and commission costs associated with higher net revenues and profits;
•	increased professional service fees of $2.2 million;
•	increased travel expenses of $1.0 million;
•	increased equipment expenses of $1.0 million;
•	decreased marketing and sales promotions of $1.0 million;
•	decrease of $1.2 million in legal expenses, bad debt expense and several other expense categories.

AEG

Selling, general and administrative expenses decreased due to the following:

•	decreased spending on integration and retention of employees of $2.1 million as we have completed significant portions of our planned systems integration;
•	increased allocation of support services to cost of revenues and research and development resulting in decreased expenses of $1.0 million.

We anticipate that our consolidated selling, general and administrative expenses will continue to increase for the remainder of fiscal 2008 due to the introduction of certain sales and marketing programs.

RESTRUCTURING AND OTHER RELATED CHARGES

In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, to shut down a related Hong Kong research and development, sales and procurement office and to consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  The selling, general and administrative functions of AEG in China will also be consolidated with those of ACG through-out the Asia-Pacific region.  These actions will result in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  As of December 31, 2007, the production line at the Dongguan, China facility was shut down.  This restructuring plan is part of a strategic initiative designed to reduce fixed costs by outsourcing all of AEG manufacturing to the network of qualified contract manufacturers already in place.   The plan will proceed in phases and is expected to be complete by March 2008.

During the third quarter of fiscal 2008, we recorded $2.9 million in restructuring and other related charges, which was comprised of the following:

•	$1.2 million for severance and benefits;
•
$1.0 million related to facilities and equipment including $0.5 million related to the write-off of production equipment and $0.5 million in accelerated depreciation for property and equipment to be abandoned;

•	$0.7 million in other related charges primarily related to professional and other administrative fees.

In November 2007, 730 employees were notified for termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of December 31, 2007, 672 employees have been terminated.

Including the $2.9 million recognized in the third quarter of fiscal 2008, we expect to record total restructuring charges of approximately $4.0 to $4.5 million, consisting of the following:

•	$1.6 million for the write-off of facilities and equipment and accelerated depreciation;
•	$1.4 million for severance and benefits;
•	$1.0 to $1.5 million in professional and administrative fees.

We expect to incur restructuring and other related charges of $1.0 million during the fourth quarter of fiscal 2008 and the remaining $0.1 to $0.6 million is expected to be incurred in fiscal 2009.  These charges include approximately $2.0 million of cash payments which we expect to fund from our operating cash.  We currently expect cost savings as a result of the restructuring plan of approximately $3 million in fiscal 2009 and $4 million in fiscal 2010.

GAIN ON SALE OF LAND

During the first quarter of fiscal 2007, we had a non-recurring transaction in which we sold a parcel of land in Frederick, Maryland, for net proceeds of $2.7 million and recorded a gain of $2.6 million from the sale of this property.

OPERATING INCOME (LOSS)

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Operating income	$16,818	$23,143	$6,325	37.6%	$47,965	$60,397	$12,432	25.9%
% of total consolidated net revenues	7.8%	9.9%	2.1	ppt.	7.9%	9.3%	1.4	ppt.

Audio Communications Group
Operating income	$22,855	$31,051	$8,196	35.9%	$64,436	$89,707	$25,271	39.2%
% of total segment net revenues	12.9%	15.8%	2.9	ppt.	12.8%	15.9%	3.1	ppt.

Audio Entertainment Group
Operating loss	$(6,037)	$(7,908)	$1,871	31.0%	$(16,471)	$(29,310)	$12,839	77.9%
% of total segment net revenues	(15.5)%	(21.4)%	5.9	ppt.	(16.1)%	(34.5)%	18.4	ppt.

In the three and nine months ended December 31, 2007, compared to the same periods a year ago, consolidated operating income increased due to higher net revenues and improved gross profit in ACG, despite the absence of the $2.6 million gain on sale of land recognized in the first quarter of fiscal 2007 and restructuring and other related charges of $2.9 million recognized in the third quarter of fiscal 2008.  The improved operating results in ACG were partially offset by increased operating losses in AEG, primarily due to lower net revenues and gross profit.

INTEREST AND OTHER INCOME, NET

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Interest and other income, net	$1,493	$2,184	$691	46.3%	$2,745	$5,311	$2,566	93.5%
% of total consolidated net revenues	0.7%	1.0%	0.3	ppt.	0.5%	0.8%	0.3	ppt.

In the three and nine months ended December 31, 2007, compared to the same periods a year ago, interest and other income, net increased primarily due to higher interest income as a result of higher average cash balances and higher average yields, and lower interest expense resulting from the repayment of our line of credit in the fourth quarter of fiscal 2007.  At December 31, 2007, there were no outstanding borrowings under the credit facility compared to $6.0 million as of December 31, 2006.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands)	2006	2007	(Decrease)		2006	2007	(Decrease)

Consolidated
Income before income taxes	$18,311	$25,327	$7,016	38.3%	$50,710	$65,708	$14,998	29.6%
Income tax expense	3,121	6,219	3,098	99.3%	10,704	15,103	4,399	41.1%
Net income	$15,190	$19,108	$3,918	25.8%	$40,006	$50,605	$10,599	26.5%
Effective tax rate	17.0%	24.6%	7.6	ppt.	21.1%	23.0%	1.9	ppt.

The effective tax rate for the three and nine months ended December 31, 2007 was 24.6% and 23.0%, respectively, compared to 17.0% and 21.1% for the same periods a year ago.  The effective tax rate is higher than the previous year primarily due to Congress reinstating the Research and Development Credit retroactively to January 1, 2006 during the third quarter of fiscal 2007 and the cost of restructuring in China incurred in the current quarter for which we have not currently recognized any tax benefit.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; or a change in estimate of future taxable income which could result in a valuation allowance being required.

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. There were no material adjustments as a result of the adoption of FIN 48. At the adoption date, we had $13.5 million of unrecognized tax benefits, $10.9 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $2.6 million would be an adjustment to goodwill if recognized before April 1, 2009 prior to the adoption of SFAS No. 141R.  As of December 31, 2007, we had $16.1 million of unrecognized tax benefits. The Company expects the resolution of some uncertain tax positions within the next 12 months.  Favorable resolution of these uncertainties would result in a significant benefit to income tax expense.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examinations by tax authorities for fiscal years prior to 2003. Foreign income tax matters for most foreign jurisdictions have been concluded for fiscal years through 2001.

FINANCIAL CONDITION

The table below provides selected condensed consolidated cash flow information for the periods presented:

	Nine Months Ended
	December 31,
(in thousands)	2006	2007

Cash provided by operating activities	$28,164	$74,438

Cash used for capital expenditures and other assets	(18,739)	(16,918)
Cash provided by (used for) other investing activities	10,696	(44,450)
Cash used for investing activities	(8,043)	(61,368)

Cash (used for) provided by financing activities	$(21,157)	$6,654

Cash Flows from Operating Activities

Cash flows from operating activities for the nine months ended December 31, 2007 consisted of net income of $50.6 million, non-cash charges of $34.3 million and working capital uses of cash of $10.5 million.  Non-cash charges consisted primarily of $21.5 million of depreciation and amortization, provision for excess and obsolete inventory of $8.5 million and $11.9 million of stock-based compensation under SFAS No. 123(R).  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable.  Inventory increased to support higher overall volumes and the transition of manufacturing of consumer headsets to our manufacturing facility in Suzhou, China.  As a result of our increased net sales, inventory turns increased from 3.8 as of March 31, 2007 to 4.2 as of December 31, 2007.  Accounts receivable increased due to higher net revenues.  Days Sales Outstanding as of March 31, 2007 and December 31, 2007 was 53 days.  Working capital sources of cash consisted primarily of increases in accounts payable, accrued liabilities and income taxes payable which fluctuate with the timing of payments.

Cash flows from operating activities for the nine months ended December 31, 2006 consisted of net income of $40.0 million, non-cash charges of $37.6 million and working capital uses of cash of $49.4 million.  Non-cash charges consisted primarily of $21.8 million of depreciation and amortization, provision for excess and obsolete inventory of $11.1 million and $12.6 million of stock-based compensation under SFAS No. 123(R).  Working capital uses of cash consisted primarily of increases in inventory, accounts receivable and income taxes payable and working capital sources of cash consisted primarily of an increase in accrued liabilities which fluctuates with the timing of payments.

In the nine months ended December 31, 2007, compared to the same period a year ago, operating cash flow increased by $46.5 million.  The increase in cash provided by operations is primarily attributable to the increase in net income and decreased  spending on inventory in the nine month period ended December 31, 2007 compared to the same period a year ago.  The remaining increase is attributable to fluctuations in accounts payable, accrued liabilities and income taxes payable related to the timing of payments.

Cash Flows from Investing Activities

Net cash flows used for investing activities for the nine months ended December 31, 2007 primarily consisted of net purchases of short-term investments of $44.5 million and capital expenditures of $16.9 million.  For the nine months ended December 31, 2006, net cash flows used for investing activities primarily consisted of capital expenditures of $18.7 million which was partially offset by net proceeds from short-term investments of $8.0 million and $2.7 million related to the sale of land in Frederick, Maryland in the first quarter of fiscal 2007.

Cash Flows from Financing Activities

Net cash flows provided by financing activities for the nine months ended December 31, 2007 primarily consisted of $9.1 million in proceeds from the exercise of employee stock options, $2.9 million in proceeds from the sale of treasury stock and $1.9 million of excess tax benefits from stock-based compensation, which was partially offset by dividend payments of $7.3 million.  For the nine months ended December 31, 2006, net cash flows used for financing activities primarily consisted of $16.0 million related to the repayment of the line of credit, $4.0 million related to the repurchase of common stock and dividend payments of $7.1 million.  This was partially offset by $2.7 million in proceeds from the exercise of employee stock options and $2.7 million in proceeds from the sale of treasury stock.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion.  For the remainder of fiscal 2008, we expect to spend $4.0 to $7.0 million in capital expenditures, primarily for completing the expansion of our facilities in Santa Cruz, tooling, and IT systems.

At December 31, 2007, we had working capital of $342.2 million, including $169.6 million of cash, cash equivalents and short-term investments, compared with working capital of $258.4 million, including $103.4 million of cash, cash equivalents and short-term investments at March 31, 2007.

We have a $100.0 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010. The line of credit was fully repaid in the fourth quarter of fiscal 2007.  At December 31, 2007, there were no outstanding borrowings under the credit facility and our commitments under a letter of credit sub-facility were $0.5 million. The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory. The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters.  It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the covenants under the credit facility.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2007.  However, as discussed in Note 10 of the "Notes to Condensed Consolidated Financial Statements", we adopted the provisions of FIN 48 as of April 1, 2007.  At December 31, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $16.1 million, which we do not expect to be due within the next 12 months.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The adoption of EITF Issue No. 06-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expensing the payments when the research and development activities are performed. EITF Issue No. 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007.  The adoption of EITF Issue No. 07-3 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141R"), which replaces SFAS No 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning April 1, 2009 and will apply prospectively to any business combinations completed on or after that date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.  This discussion contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors.”

INTEREST RATE RISK

We had cash and cash equivalents totaling $94.1 million at March 31, 2007 compared to $115.5 million at December 31, 2007.  We had short-term investments of $9.2 million at March 31, 2007 and $54.1 million at December 31, 2007.  Cash equivalents have a maturity, when purchased, of three months or less.  Short-term investments have a maturity of greater than three months and are classified as available-for-sale.  All of our short-term investments are held in our name at a limited number of major financial institutions and consist of auction rate securities, concentrated primarily in student loans.  Our auction rate security portfolio has no exposure to sub-prime mortgage securities.

We applied the same modeling technique as we used at March 31, 2007 to measure the hypothetical changes in fair values in our short-term investments, excluding cash and cash equivalents, held at December 31, 2007 that are sensitive to changes in interest rates.  Based upon our analysis, the fair values did not change materially as our investments are of short duration.

As of January 25, 2008, we had no borrowings under the revolving line of credit facility and $0.6 million committed under the letter of credit sub-facility.  If we choose to borrow amounts under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

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

The table below presents the impact of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of December 31, 2007 (in millions):

			FX	FX
			Gain (Loss)	Gain (Loss)
		USD Value	From 10%	From 10%
		of Net FX	Appreciation	Depreciation
Currency - forward contracts	Position	Contracts	of USD	of USD
Euro	Sell Euro	$29.1	$2.9	$(2.9)
Great British Pound	Sell GBP	10.6	1.1	(1.1)
Net position		$39.7	$4.0	$(4.0)

Cash Flow Hedges

For the nine months ended December 31, 2007, approximately 40% of net revenues were derived from sales outside the United States, which were predominately denominated in the Euro and the Great British Pound.

As of December 31, 2007, we had foreign currency call option contracts of approximately €47.8 million and £17.3 million denominated in Euros and Great British Pounds, respectively.  As of December 31, 2007, we also had foreign currency put option contracts of approximately €47.8 million and £17.3 million denominated in Euros and Great British Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of December 31, 2007 (in millions):

		FX	FX
		Gain (Loss)	Gain (Loss)
	USD Value	From 10%	From 10%
	of Net FX	Appreciation	Depreciation
Currency - option contracts	Contracts	of USD	of USD
Call options	$(103.4)	$4.4	$(9.0)
Put options	97.7	4.9	(1.3)
Net position	$(5.7)	$9.3	$(10.3)

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Plantronics, Inc. required to be disclosed in periodic filings under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms.

In connection with the filing of Form 10-Q for the quarter ended December 31, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  There were no material developments in the first three quarters of fiscal year 2008 in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

ITEM 1A. RISK FACTORS

Investors or potential investors in our stock should carefully consider the risks described below. Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general economic market conditions and industry conditions. One should carefully consider the following factors in connection with any investment in our stock.  We have added the second risk factor relating to economic conditions and the nineteenth risk factor relating to credit market and financial conditions, and materially amended the third and fourth risk factors relating to failure of suppliers to provide components and the acquisition of Altec Lansing, respectively, from the corresponding risk factors  published in our Form 10-K for the fiscal year ended March 31, 2007.  Our business, financial condition and results of operations could be materially adversely affected if any of the following risks occur. Should any or all of the following risks materialize, the trading price of our stock could decline, and investors could lose all or part of their investment.

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

•
fluctuations in currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and Great British Pound (“GBP”). Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in a currency in order to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions. We have experienced a significant favorable impact on our gross profit in fiscal 2008 as a result of the strength of the Euro and GBP.  Currency exchange rates are difficult to predict, and we may not be able to either predict changes in exchange rates in the future and our gross profit and profitability could be negatively impacted in the future by currency exchange rates;

•	because we have significant manufacturing operations in Mexico and China, fluctuations in currency exchange rates in those two countries can impact our gross profit and profitability.

Fluctuations in our operating results may cause volatility in the trading price of our common stock.

Economic conditions, particularly in the United States, have been declining and there is a risk of a recession.

Our products and markets are subject to general economic conditions, and if there is a slowing of national or international economic growth as has been widely discussed in the United States, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which could in turn materially adversely affect the market price of our stock.  In addition, we may receive returns from our retailers of products in excess of our historical experience rate. Should product returns vary significantly from our estimate, estimated revenues may be negatively impacted since returns net against revenue.  Failure to meet our anticipated demand could also result in excess levels of inventory, which could result in additional reserves for excess and obsolete inventory, which would negatively impact our financial results.

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

●
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

•
we have been put on notice by a single source supplier that chipsets used in headsets accounting for approximately 27% of ACG revenues are subject to an end-of-life notice.  We believe that we will be able to obtain sufficient quantities of these chipsets to last us for approximately one year, and we have reached an agreement with that supplier to obtain greater supplies of the chipset in the future.  However, the fulfillment of this agreement by the supplier is subject to the transfer of the supplier’s current chip fabrication facility to a new facility and our qualification of the new facility.  Thus, the timing of the delivery of additional quantities of the chips in the future may be uncertain.  We also have new products in development that can replace the products that use these chipsets.  These products are currently scheduled for release to volume production before we expect to exhaust supplies of the chipset currently in use.  However, there can be no assurance that we will complete the new products on schedule, that the cost of those products will be similar to the current products and/or that our channels will accept the new products as rapidly as will be necessary to maintain revenue continuity.  If we are unable to obtain sufficient supplies of the current chipsets or commence volume production of the new products in a timely manner or otherwise remedy the situation before the current chipsets become unavailable our business, financial condition and results of operations will be materially and adversely affected;

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

Acquisition, integration, and restructuring of Altec Lansing Technologies, Inc., which is in our Audio Entertainment Group, has had and may continue to have an adverse effect on our financial condition.

There are inherent risks associated with our acquisition of Altec Lansing that could materially adversely affect our business, financial condition and results of operations. The risks faced in connection with this acquisition include among others:

•
we believe that the turnaround for AEG is largely dependent on a significant product refresh of the Altec Lansing product portfolio,   We are currently working on a product refresh which we are anticipating will take us until December of fiscal 2009 to complete.  The development of these new products may not evolve as anticipated.  There can be no assurance that these new products will be successful, and the length of time required for this refresh may cause our customers to buy from our competitors;

•
controlling costs in the AEG business and making business operations more efficient in order to increase profitability.  We are in the process of restructuring AEG’s China operations.  We have shut down manufacturing in our Dongguan, China plant, and are consolidating operations in Shenzhen, China, and are now outsourcing manufacturing.  There are significant costs and risks associated with this restructuring.  While we believe that we can achieve cost savings with this strategy in the near term, there can be no assurance that we can achieve our planned cost savings or that this strategy will be successful.  If we cannot successfully execute our restructuring plans, we could incur incremental losses and production could be negatively impacted;

•
the potential loss of key employees of Altec Lansing and Plantronics.  As a result of our restructuring, we are relocating many of our research and development engineers and procurement staff from Dongguan, China and Hong Kong into a Shenzhen, China facility.  As a result of this change, we may lose key personnel which could negatively impact our new AEG product portfolio refresh;

•	competition may continue to increase in Altec Lansing’s markets more than expected;

•	meeting the market windows for Altec Lansing’s products;

•	difficulties retaining or obtaining shelf space for these products in our sales channel;

•	difficulties retaining or improving the brand recognition associated with the Altec Lansing brand during the turnaround;

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

Mergers and acquisitions, particularly those of technology companies, are inherently risky, and no assurance can be given that this or any future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must also manage any acquisition-related growth effectively. In fiscal 2007 and continuing into fiscal 2008, we incurred significant losses from the Altec Lansing business.  If the anticipated future results of our AEG business do not materialize as expected or if we miss our internal milestones in the turnaround, goodwill and other intangible assets which were recorded as a result of the acquisition could become impaired and could result in write-offs which would negatively impact our operating results.

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

The results of operations for our acquired Altec Lansing business have been negatively impacted by intense price competition, particularly in the Docking Audio products, and our new product introductions have not been as profitable as those in the prior year.  We have also had significant losses in fiscal 2007 and the first nine months of fiscal 2008 from excess and obsolete inventory and non-cancelable purchase commitments.  If we are unable to successfully introduce new, profitable products and align the cost structure to the revenue base, our anticipated future cash flows from the Altec Lansing business could be negatively impacted.

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

Original design manufacturers and contract manufacturers produce key portions of our product lines for us. Beginning in the fourth quarter of fiscal 2008, all of our AEG products will be produced by contract manufacturers.  Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and loss of services. Financial instability of our manufacturers or contractors could result in our having to find new suppliers, which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons.

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

•
Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we also experience increased complexity in forecasting customer demand and in planning for production, and transportation and logistics management. We are in the process of upgrading our demand forecasting software; however, if we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

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

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income historically has been generated in these jurisdictions. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected. While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful.  In addition, many of these strategies will require a period of time to implement.  Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.  FIN 48, which was adopted in the first quarter of fiscal 2008, has the potential to add more variability to our future effective tax rates.

We have significant foreign manufacturing operations which are inherently risky.

We have completed construction of a manufacturing facility and design center in Suzhou, China, and we are transitioning new products and outsourced production to our new facility to ramp production.  If we are unable to effectively produce new products or to transition outsourced production into our Suzhou facility, we may be unable to meet demand for these products, and our margins on these products may decrease. There are risks in operating the Suzhou factory and expanding our competency in a rapidly evolving economy because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated or the like.  Should any of these risks occur, we may be unable to maximize the output from the facility and our financial results may decrease from our anticipated levels.  We also purchase a number of turnkey products directly from vendors in Asia. Further, all of our AEG products are manufactured by foreign vendors, primarily in China.  In addition, we assemble the majority of our ACG headsets in our manufacturing facility located in Tijuana, Mexico, and we obtain most of the components and sub-assemblies used in our products from various foreign suppliers.  The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

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

Current global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments.

Our cash and cash equivalents are all highly liquid investments with original or remaining maturities of three months or less at the date of purchase.  Our short-term investments consist of auction rate securities, concentrated primarily in student loans with contractual maturities of greater than one year; however, we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our liquidity needs within the next 12 months.  While as of the date of this filing, we are not aware of any downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 31, 2007, there can be no assurance that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments.

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

There were no material developments in the first three quarters of fiscal year 2008 in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

A significant portion of our profits comes from the contact center market and a decline in demand in that market could materially adversely affect our results.  While we believe that this market may grow in future periods, this growth could be slow or revenues from this market could be flat or decline.  Deterioration in general economic conditions could result in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, which could negatively affect our business. Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products used by contact center agents than would a company serving a broader market. Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

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

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Senior VP, Finance and Administration, and CFO (Principal Executive Officer) Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: February 6, 2007	By:	/s/ Barbara V. Scherer

Barbara V. Scherer

Senior Vice President - Finance and Administration and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer of the Registrant)