Form 10-K
period 2008-03-29
PLANTRONICS INC /CA/
filed 2008-05-27
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $28.55 for shares of the Registrant's common stock on September 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,373,228,116.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 28, 2007 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of April 26, 2008, 48,937,788 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on July 23, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2008

The Bluetooth name and the Bluetooth trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license. All other trademarks are the property of their respective owners.

PART I

This Annual Report on Form 10-K is filed with respect to our fiscal year 2008. Each of our fiscal years ends on the Saturday closest to the last day of March. Fiscal year 2008 ended on March 29, 2008, fiscal year 2007 ended on March 31, 2007, and fiscal year 2006 ended on April 1, 2006.  Each fiscal year consisted of 52 weeks.  For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

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

ITEM 1. BUSINESS

COMPANY BACKGROUND

Plantronics, Inc. (“Plantronics,” “the Company,” “we”, “our,” or “us”) is a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand.  We are also a leading manufacturer and marketer of docking audio products, computer and home entertainment sound systems, and a line of headphones for personal digital media under our Altec Lansing brand. In addition, we manufacture and market under our Clarity brand specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs.

We ship a broad range of communications products to over 80 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and while we primarily serve the headset contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in the additional international locations.

Plantronics was founded and incorporated in the State of California in 1961 and initially became a public company in 1977. We then became a private company in a leveraged buyout in 1989 and subsequently reincorporated in the State of Delaware. Plantronics again became a public company in 1994 on the New York Stock Exchange under the ticker symbol “PLT”.

Plantronics acquired the Walker Equipment Corporation and Ameriphone, Inc. in 1986 and 2002, respectively. In January 2004, we changed the name of our Walker and Ameriphone businesses to Clarity.  Clarity is a leading supplier of telephones with advanced sound processing, notification systems, assisted listening devices and other communications devices for the hearing-impaired markets.

On April 4, 2005, Plantronics acquired Octiv, Inc., which we renamed Volume Logic, Inc., (“Volume Logic”). Volume Logic’s intellectual property provides enhancements for both the digital music and telephony audio experiences.

On August 18, 2005, Plantronics acquired Altec Lansing Technologies, Inc. (“Altec Lansing”), a market leader in docking and PC audio systems. The acquisition of Altec Lansing enabled us to combine our expertise in voice communication with Altec Lansing’s expertise in music entertainment to meet the full audio needs of the consumer in their personal and professional lives. Altec Lansing, which is now a division of Plantronics, designs and manufactures digital PC audio systems for personal computers (“PCs”) and docking audio devices in all price ranges that complement the style and electronics of the most advanced PCs, TVs, iPods, docking audio devices, smartphones, and entertainment centers.

Our business is organized into two reportable segments:  the Audio Communications Group (“ACG”) and the Audio Entertainment Group (“AEG”).

·
Audio Communications Group: Our ACG segment is our core business and is engaged in the design, manufacture, marketing and sales of headsets for business and consumer applications, and other specialty products. We make headsets for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles. Plantronics headsets are communications tools, providing freedom to use your hands while staying “connected,” freedom to move around, and freedom from using keyboards.  We apply a variety of technologies to develop high quality products to meet the needs of our customers, whether it is for communications or personal entertainment.  Plantronics headsets are widely used with cell phones, in contact centers, in the office, in the home, for computer applications such as Voice over Internet Protocol (“VoIP”), for gaming, and other specialty applications.  Major product categories include Office and Contact Center, which includes corded and cordless communication headsets, audio processors and telephone systems; Mobile, which includes Bluetooth and corded products for mobile phone applications; Gaming and Computer Audio, which includes PC and gaming headsets; and Other, which includes specialty products such as Clarity products marketed for hearing impaired individuals.  Products developed and managed by ACG are included in this segment and may be sold under any of our family of brands.

·
Audio Entertainment Group: Our AEG segment is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  We offer docking audio products, computer and digital audio systems, headphones and microphones for personal digital media, and digital radio frequency audio systems. Major  product categories include Docking Audio, which includes all speakers whether AC or battery-powered that work with portable digital players, such as iPod and other MP3 players; PC Audio, which includes self-powered speaker systems used for computers and other multi-media application systems; and Other, which includes all of our personal audio (headphones) and home audio systems.  Products developed and managed by AEG are included in this segment.  Such products are generally sold under the Altec Lansing brand and/or the inMotion sub-brand.

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of the Altec Lansing branded PC headsets from the AEG segment to the ACG segment, and as a result, effective July 1, 2007, the revenue and resulting gross profit from all PC headsets is now included in the ACG reporting segment within the Gaming and Computer Audio category.

We provide access free of charge through a link on our website, to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities Exchange Act of 1934.

Our principal executive offices are located at 345 Encinal Street, Santa Cruz, CA, 95060.  Our telephone number is (831) 426-5858.  Our internet address is www.plantronics.com.  Our Investor Relations website is also accessible through www.plantronics.com.

BUSINESS SEGMENTS AND MARKET INFORMATION

In fiscal 2008, our ACG segment accounted for $747.9 million of our net revenues, and our AEG segment accounted for $108.4 million of our net revenues.  Further information on our segments, as required by Statement of Financial Accounting Standards No. 131 (Disclosures about Segments of an Enterprise and Related Information) and Item 101(b) of Regulation S-K, can be found in the Consolidated Financial Statements and related notes herein.

The following are discussions of the industry background, the key markets and product offerings for both our ACG and AEG segments.

AUDIO COMMUNICATIONS GROUP

General Industry Background

ACG operates predominantly in the consumer electronics market and focuses on the design, manufacture and distribution of headsets for business and consumer applications, and other specialty products for the hearing impaired.  Our ACG segment targets enhanced communications for office and contact centers, mobile and cordless phones, and computers and gaming consoles.  We offer our products primarily under two brands – Plantronics and Clarity,although we also offer music-first headsets under the Altec Lansing brand.

Demand for headsets continues to increase both in our traditional markets, such as the enterprise markets, as well as in the consumer market.  In each of these markets, the trend towards wireless products contributed significantly to demand, a trend we expect to continue in fiscal 2009.

Our headset products enhance communications by providing the following benefits:

·
Better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, Digital Signal Processing (“DSP”), and more;

·	Wireless freedom allowing people to take and make calls as they move freely around their office or home without cords or cables;

·	Multi-tasking benefits that allow people to use a computer, a Personal Data Assistant (“PDA”) or other device, take notes and organize files while talking hands-free;

·	Contributing to greater driving safety by enabling a person already using a cell phone to have both hands free to drive while talking on a cell phone;

·	Voice command and control that let people take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient;

·	Providing ergonomic relief from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck;

·	Providing greater comfort and convenience than a telephone alone on longer calls;

·	Enabling emerging PC and VoIP applications, including speech recognition, Internet telephony and gaming;

·
Providing a convenient means for connecting between various applications and voice networks, whether that be between land line and mobile phones, or between PC-based communications and other networks; and

·	Providing greater privacy than speakerphones, and with wireless products, the ability to move from public to private space when required.

The proliferation of desktop computing makes communications headsets a product of choice in many occupations because they permit the user to be more efficient in an ergonomically comfortable environment. Growing awareness of driver safety and impending or already existing hands-free legislation requiring mandatory hands-free devices for cell phone communications in cars, has led to increased headset adoption for cell phone users.  The increased adoption of new technologies, such as Bluetooth, VoIP, Digital Enhanced Cordless Telecommunications (“DECT”), and DSP described below, also contributed to the increase in demand for telephone headsets:

·
Unified communications (UC) is the integration of disparate communications systems, media, devices and applications. It may include the integration of fixed and mobile voice, e-mail, instant messaging, desktop and advanced business applications, Internet Protocol (IP)-PBX, voice over IP (VoIP), presence, voice-mail, fax, audio video and web conferencing, unified messaging, unified voicemail, and whiteboarding into a single environment offering the user a more complete but simpler and more effective experience. A primary goal is to reduce latency for users.

·
Bluetooth is a wireless technology using short-range radio links that can eliminate cables and wires that were formerly required to connect computing and communications devices.  It can be used to provide low-cost, wireless connectivity between computers, mobile phones, PDAs or other portable handheld devices, and access to the Internet.

·
VoIP is a technology that allows a person to make telephone calls using a broadband Internet connection instead of a regular (or analog) phone line. VoIP converts the voice signal from a person’s telephone into a digital signal that travels over the Internet and then converts it back at the other end so that the caller can speak to anyone with a regular (or analog) phone line.

·
Digital Enhanced Cordless Telecommunications (“DECT™”) 6.0 is a technology that optimizes audio quality, lowers interference with other wireless devices, and is digitally encrypted for maximum call security.

·	DSP is a technology that delivers acoustic protection and optimal sound quality through noise reduction, echo cancellation, and other algorithms to improve both transmit and receive quality.

Markets

Our ACG products are designed to meet the needs of specific markets and applications such as office (ranging from enterprise to home office), contact centers, mobile devices such as cell phones and PDAs, computer and gaming, residential and other specialty applications.  These markets and applications are increasingly overlapping as work styles and lifestyles change, and people use devices for multiple applications such as communication, music, and video entertainment.  Plantronics serves these markets through our following product groups:

Office and Contact Center

The office market comprises our largest revenue stream with a broad range of communications headsets, including high-end, ergonomically designed headsets, audio processors, and telephone systems.  Growth in this market comes from two main factors:

·	the adoption of wireless solutions and the freedom they allow; and

·	a growing awareness of the benefits of headsets.

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

AUDIO ENTERTAINMENT GROUP

General Industry Background

AEG operates predominantly in the consumer electronics market and focuses on the design, manufacture and distribution of a wide range of products, such as docking audio systems, multimedia speakers, headphones, and other audio products.  Our AEG segment targets advanced audio solutions for one of the fastest growing sectors of the consumer electronics industry, including personal computers, video gaming, personal audio, MP3 players and home theater. We offer our products primarily under two brands – Altec Lansing® and inMotionTM.

The consumer electronics market is undergoing a significant transformation where, as a result of digital technology and increased availability of digital content, a variety of once isolated segments, including televisions, DVD players, stereos, CD players, cameras and PCs are converging to create the need for new network devices.  This change is driving the demand for new high-end, flexible digital solutions in home theater, video gaming and personal audio. Higher portability, connectivity and wireless technology are other industry trends, especially in the mobile markets, that require high-end audio solutions.  Our success in this market will depend on our ability to develop and provide innovative solutions that maximize the audio functions of devices such as MP3 players, Apple iPod, satellite radio and cellular players. To this end, the inMotionTM product line provides a portable audio system for MP3 players, CDs, and other portable audio players, including the iPod. The major manufacturers in this changing and demanding industry require certain key competencies, which are:

·	leadership in innovation;

·	a powerful brand; and

·	global distribution.

Because our AEG products are primarily consumer goods sold in the retail channel, the holiday sales in the December quarter account for a seasonal spike in net revenues.

In fiscal 2008, our AEG product portfolio was not sufficiently competitive which resulted in lost market share and profitability.  This is the key factor affecting revenue as well as gross margin for our AEG segment and the Company as a whole.  While some new products, such as the iM600, began shipping and are being well received, the portfolio as a whole needs to be substantially refreshed.  The AEG Docking Audio product line faced the most severe competition and declined the most in terms of revenue, while the PC Audio line experienced a smaller decline.

 Markets

Docking Audio

Our Docking Audio market provides the largest revenue source in the AEG business, and includes all speakers whether AC or battery-powered that work with portable digital players, such as iPod or MP3 players under the inMotionTM brand, and also portable speakers for use with other audio solutions such as for satellite radios. We believe there is a significant growth opportunity for us driven by the growth of the MP3 player and cellular markets.  Our future growth in this market depends on the growth of the MP3 player market, our ability to successfully attach to new generations of MP3 players, and to design and develop competitively priced products that keep up with this rapidly developing and highly competitive market.

PC Audio

Our second largest overall market in the AEG business in terms of revenue is the PC Audio market, first identified with the PC-speaker.  PC Audio, or “active powered” products are defined as self-powered speaker systems used for computers and other multi-media application systems. Typical applications of PC Audio products include PC audio, gaming and home theater. We believe there are opportunities for this market to grow if:

·	we continue efforts to maintain our strength in this category, domestically, while expanding into international markets; and

·	introduce new products that incorporate breakthrough technologies and designs.

Other

·
The remainder of the AEG products, which represent a small portion of total AEG net revenues, include speech recognition and VoIP (headsets) markets, a wide array of headphone products for portable stereos, CD players, MP3 players and other audio devices, and home audio and home theater products.

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of Altec Lansing branded PC headsets from the AEG segment to the ACG segment, and as a result, effective July 1, 2007, the revenue and resulting gross profit from all PC headsets is now included in the ACG reporting segment within the Gaming and Computer Audio category.

FOREIGN OPERATIONS

In fiscal 2006, 2007 and 2008 net revenues outside the U.S. accounted for approximately 36%, 39% and 39%, respectively, of our total net revenues.  Revenues derived from foreign sales generally are subject to additional risks such as fluctuations in exchange rates, increased tariffs, the imposition of other trade barriers, and potential currency restrictions. In fiscal 2008, we continued to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We hedged a portion of our positions in the Euro and the Great British Pound, which constitute the most significant portion of our currency exposure.   Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in the consolidated financial statements.

COMPETITION

The market for our products is very competitive and some of our competitors have significant financial resources, as well as  production, marketing, engineering and other capabilities to develop, manufacture, market and sell their products.

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

We believe the principal factors for ACG to be successful and competitive in each of its markets are the following:

·
Office market - performance, product design and style, comfort, simplicity, price and reliability.  We also believe that our brand, reputation and channels of distribution are important success factors;

·	Contact center market - performance, reliability, price, comfort, style and support;

·
Mobile market - product styling, competitive pricing, simplicity of product operation, product reliability, product features, sound quality, comfort, fit, ability to meet delivery schedules, customer service and support, reputation, distribution, warranty terms, and product life;

·	Gaming and entertainment market - in retail channel, the primary factors for success are differentiated packaging, price, superior microphone and speaker performance and headset style and color ;

·
OEM business - key success factors are meeting unique requirements within customer timeframes, unique styling, excellent sound, product simplicity, price targets, and consistent quality with low defect rates; and

·	Specialty products - key success factors are performance, reliability, end-user support and price.

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

We believe the principal factors for AEG to be successful and competitive in each of its markets are the following:

·	Our understanding of changing market trends, consumer needs, technologies and our ability to capitalize on the opportunities resulting from these market changes;

·	Bringing to market well-differentiated products that perform well against competitive offerings, price, style, brand, and effective displays in retail settings;

·	Efficient and cost-effective supply chain processes; and

·	Excellent channel service and support with a reputation for quality.

We believe that we have competed successfully with respect to these factors with our ACG products; however, we have not recently competed successfully with our AEG products.  As a result, our business, financial condition and results of operations have been adversely affected.

RESEARCH AND DEVELOPMENT

We believe that the future success of our business depends upon our ability to enhance our existing products, to develop compelling new products, to develop cost effective products, to qualify these products with our customers, to successfully introduce these products to existing and new markets on a timely basis, and to commence and sustain volume production to meet customer demands.

During fiscal 2008, we developed innovative products that enabled us to better address changing customer demands and emerging market trends. Specifically, we introduced a number of new products, which featured new technologies to address both the ACG and AEG market trends. Our goal is to bring the right products to market at the right time, and we will continue to improve our development processes during fiscal 2009.

We are working to refresh nearly the entire line of Altec Lansing branded products over the next nine months.  We are refreshing our Docking Audio and PC Audio product lines and extending our product lines with integrated music and phone audio products, and home audio products.

We also have a number of new product and core technology development programs underway to further broaden our ACG product lines. Our product development processes for a number of products incorporate intelligent re-use of platform and product architecture hardware as well as software. During fiscal 2009, we will continue our efforts towards a lean development process through strategic architecting, common platforms, increased use of software tools, and better training.

The success of new product introductions is dependent on a number of factors, including appropriate new product selection, timely completion and introduction of new product designs, cost-effective manufacturing of such products, quality of new products, the acceptance of new technologies such as Bluetooth, and general market acceptance of new products.
Traditionally, the technology of telephone headsets has evolved slowly, and our product life cycles have historically been relatively long. The next generation products usually include stylistic changes and quality improvements, but these products are based on similar technology. Our newer emerging technology products, particularly in the mobile and computer markets, are exhibiting shorter life cycles more similar to the consumer electronics market and are consequently more sensitive to market trends and fashion.  With the acquisition of Altec Lansing, we have increased our consumer business in the electronics markets.  We believe that changes in technology will come at a faster pace. Our future success will be dependent, in part, on our ability to develop products that utilize new technologies and to adapt to changing market trends quickly. In addition, to avoid product obsolescence, we will continue to monitor technological changes in telephony, as well as users' demands for new technologies. Failure to keep pace with future technological changes adversely affected our AEG segment results in fiscal 2008.

During fiscal 2006, 2007 and 2008, we incurred approximately $62.8 million, $71.9 million and $77.0 million, respectively, in research, development and engineering expenses.  We conduct most of our research and development with an in-house staff, with limited use of contractors.  Key locations for our research and development staff are our facilities in the United States, Mexico, China, and the United Kingdom. During the fourth quarter of fiscal 2006, we opened a design facility in Suzhou, China, co-located with our  manufacturing facility, which is focusing primarily on ACG products.  In the second half of fiscal 2008, in conjunction with our restructuring of AEG’s China operations, we moved one of AEG’s research and development facilities which had been located in Dongguan, China to a new site located in Shenzhen, China.

SALES AND DISTRIBUTION

We maintain a direct sales force worldwide to provide ongoing customer support and service globally. We use commissioned manufacturers' representatives to assist in selling through the retail channel.  We have substantially integrated AEG into our ACG sales organization, and we are in the process of combining our sales organizations on a worldwide basis.

We have a well-established, multi-level worldwide distribution network to support our customers’ needs.  To more efficiently and effectively service customer orders, we have substantially integrated our distribution processes for our ACG and AEG businesses in order to take advantages of synergies, which has resulted in a reduced number of distribution centers.  We are continuing to evaluate our logistics processes, and are in the process of implementing new strategies to further reduce our transportation costs.  Currently, we have distribution centers located in the following countries:

•	Tijuana, Mexico, which provides logistics services for products destined to customers in the U.S., Canada, Asia Pacific, and Latin America regions;
•	Etten-Leur, Netherlands, which provides logistics services for products shipped to customers in Europe, Middle East and Africa market;
•	Milford, Pennsylvania, which provides logistics services for products which are primarily shipped to customers in the US;
•	Hong Kong, which provides logistics services for products which are shipped to our Tijuana, Mexico, Milford, Pennsylvania and Netherlands distribution centers as well as to customers located in Asia;
•	Suzhou, China, which provides logistics services for products which are shipped within Mainland China.

We use third party warehouses in Etten-Leur, Netherlands as well as in Hong Kong.  We operate all other warehouse facilities.

We have a broad, diverse group of customers whose businesses are located throughout the world.  Our principal customers are distributors, retailers, carriers, and OEMs. Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively. Our two business segments share many of the same customers.  No customer accounted for more than 10% of our consolidated net revenues in fiscal 2006, 2007 or 2008.

Our commercial distributors include headset specialists, national wholesalers, and regional wholesalers. The wholesalers typically offer a wide variety of products from multiple vendors to both resellers and end users. Our commercial distribution channel generally maintains inventory of our products.

Our retail channel consists of consumer electronics retailers, consumer products retailers, office supply distributors; catalog and mail order companies; mass merchants; warehouse clubs; and wireless carrier stores. Our AEG products are predominantly distributed through retailers. In addition, ACG headsets are sold through retailers who sell headsets to corporate customers, small businesses, and to individuals who use them for a variety of personal and professional purposes.  Revenues from this channel are cyclical, with our third fiscal quarter typically being the strongest quarter. Our retail channel also maintains a substantial inventory of our products, and a substantial amount of our domestic retail partners manage inventories of both ACG and AEG products on consignment.
Our telephony OEMs and manufacturers of automatic call distributor systems and other telecommunications and computer equipment providers also utilize our headsets. Contact center equipment OEMs do not typically manufacture their own peripheral products and, therefore, distribute our headsets under their own private label, or as a Plantronics-branded product. Mobile OEMs include both manufacturers of cell phones and wireless carriers. Wireless carriers do not manufacture headsets, but distribute our headsets as a Plantronics branded product or under their own private label.  Mobile OEMs, on the other hand, generally require their own design and will sell products under their private label.

Our telephony service provider channel is comprised of telephone service providers that purchase headsets from us for use by their own agents. Certain service providers also resell headsets to their customers.

Computer OEMs include both manufacturers of computer hardware (including personal computers and specialized components and accessories for personal computers) and software.  Most computer OEMs do not manufacture headsets but look for manufacturers such as Plantronics to supply headsets that can be used with their products.

We also make direct sales as a General Services Administration (“GSA”) contractor to certain government agencies, including NASA and the FAA. In addition, certain distributors are authorized resellers under a GSA schedule price list and sell our products to government customers pursuant to that agreement.

Our products may also be purchased directly from our website at www.plantronics.com.

BACKLOG

Our backlog of unfilled orders was $35.5 million at March 31, 2008 compared to $40.7 million at March 31, 2007.  We include all purchase orders scheduled for delivery over the next 12 months in backlog. For both segments of our business, we have a “book and ship” business model whereby we fulfill the majority of our orders within 48 hours of our receipt of the order. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of our “book and ship” model, as well as the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

MANUFACTURING AND SOURCES OF MATERIALS

Manufacturing operations for our ACG products consist primarily of assembly and testing.  We have two main manufacturing facilities, which are located in Tijuana, Mexico and a newer facility which was completed in fiscal 2006 in Suzhou, China.  We have substantially smaller assembly operations in California and one in the United Kingdom, which is in the process of being shut down. In addition, we outsource the manufacturing of a limited number of our products to third parties, typically in China and other countries in Asia.

Prior to the fourth quarter of fiscal 2008, approximately half of  our AEG products were manufactured at a facility in Dongguan, China, and the remainder of the products were outsourced to a limited number of third party contract manufacturers who are predominantly located in China.  We shut down our Dongguan, China facility at the end of the third quarter of fiscal 2008 and were using third parties exclusively for manufacturing in the fourth quarter of fiscal 2008.  During fiscal 2009, we intend to transition a limited amount of manufacturing of our AEG products to our Suzhou, China facility and will continue to use third party manufacturers.

We purchase the components for our ACG products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, primarily from suppliers in Asia, Mexico, the United States, and Europe. We purchase the components for our AEG products from suppliers in China, which was managed from our Hong Kong office through the third quarter of fiscal 2008.  We are in the process of shutting down our Hong Kong office and have relocated our procurement office to Shenzhen, China.  The majority of our components and sub-assemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a certain number of sole-source suppliers.

As a result of our restructuring activities in Hong Kong and China for our AEG products, we expect to be able to reduce manufacturing costs as well as costs associated with procurement activities.

We procure materials to meet forecasted customer requirements.  Special products and certain large orders are quoted for delivery after receipt of orders at specific lead times.  We maintain minimum levels of finished goods based on market demand in addition to inventories of raw materials, work in process, and sub-assemblies and components.  We write-down inventory items determined to be either excess or obsolete.

ENVIRONMENTAL MATTERS

We have complied with European Union Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment (“ROHS”) and on Waste Electrical and Electronic Equipment (“WEEE”) requirements. Additionally, we are compliant with the ROHS initiatives in China and Korea.

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

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate. As of March 31, 2008, we had 403 worldwide patents in force, expiring between 2008 and 2022.

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

EMPLOYEES

On March 31, 2008, we employed approximately 5,000 people worldwide, which includes approximately 2,800, and 900 employees at our manufacturing facilities in Tijuana, Mexico and Suzhou, China, respectively.  To our knowledge, no employees are currently covered by collective bargaining agreements. We have not experienced any work stoppages and believe that our employee relations are good.

Set forth below is certain information regarding the executive officers of Plantronics and their ages as of March 31, 2008.

NAME	AGE	POSITION
Ken Kannappan	48	President and Chief Executive Officer
Clay Hausmann	36	Vice President, Corporate Marketing
Don Houston	53	Senior Vice President, Sales
Barry Margerum	56	Chief Strategy Officer
Vicki Marion	54	President, Audio Entertainment Group
Renee Niemi	43	Vice President, General Manager, Mobile & Entertainment
Barbara Scherer	52	Senior Vice President, Finance & Administration and Chief Financial Officer
Joyce Shimizu	53	Vice President, General Manager Home & Home Office
Jim Sotelo	60	Vice President, Product Development & Technology
Carsten Trads	52	President, Clarity Equipment
Philip Vanhoutte	52	Managing Director, Europe, Middle East & Africa
Larry Wuerz	50	Senior Vice President, Worldwide Operations
Chuck Yort	49	Vice President, General Manager, B2B Solutions

Mr. Kannappan joined Plantronics in February 1995 as Vice President of Sales and was promoted to various positions prior to being named President and Chief Operating Officer in March 1998.  In January 1999, he was promoted to Chief Executive Officer and appointed to the Board of Directors.  Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated, where he was employed from August 1985 through January 1995. Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Master of Business Administration from Stanford University. Mr. Kannappan is also a Director of Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry.

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

Mr. Margerum joined Plantronics in 1994 as Vice President of Marketing and was promoted in 1996 to President and General Manager of the Computer and Mobile Systems Group.  In 1997, he left Plantronics to become President and CEO of Euphonix, Inc., a public company in the high end audio equipment space.  In July 2000, he re-joined Plantronics and in October 2004 became Vice President of Strategy and Business Development and in January 2008 he was named Chief Strategy Officer.  Prior to joining Plantronics, from 1989 to 1994, Mr. Margerum was Vice President of Marketing for GRiD Systems Corporation, a lap top computer manufacturer, where he held a variety of marketing and sales positions in his eight year tenure and then President and CEO of Mitem Corporation, a middleware software company.  Mr. Margerum also worked for Apple, Inc. and IBM Corp.  Mr. Margerum holds a Bachelor of Science in Engineering from Princeton University and a Master of Business Administration from Stanford University.

Ms. Marion joined Plantronics in October 2007 as President of the Audio Entertainment Group.  Prior to joining Plantronics, Ms. Marion held CEO positions at Jabra Corporation and Viadux, Inc. Ms. Marion also held senior management positions at IRT Corporation. Most recently, Ms. Marion was an angel investor, director and advisor for Rivet International.  Ms. Marion holds a Bachelor of Arts in Economics from Stanford University.

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

Ms. Scherer joined Plantronics in March 1997 as Vice President of Finance & Administration and Chief Financial Officer. In 1998, Ms. Scherer was promoted to Senior Vice President of Finance & Administration and Chief Financial Officer. Prior to joining us, Ms. Scherer held various executive management positions in the data storage industry, principally with Micropolis Corporation, did strategic planning with the Boston Consulting Group, and was a member of the corporate finance team at ARCO. Ms. Scherer has Bachelor degrees in Economics and in Environmental Studies from the University of California, Santa Barbara and received a Master of Business Administration from the Yale School of Organization and Management.  Ms. Scherer is also a Director of Keithley Instruments Inc, a supplier of measurement and testing devices.

Ms. Shimizu joined Plantronics in July 1983, and in the fall of 2005 was named Vice President, General Manager of the Home and Home Office Business Group.  Prior to this promotion, she served as our Vice President of Strategic Portfolio and Product Management since the fall of 2003.  She also previously served as our President of the Mobile Communications product group. From 1995 to 1999, Ms. Shimizu was the Senior Marketing Director for the Computer and Mobile Systems product group, the predecessor to the Mobile Communications product group. Ms. Shimizu held various positions prior to 1995 in our marketing and sales organizations. Ms. Shimizu received a Bachelor's degree in Japanese from the University of California, Los Angeles and a Master of Business Administration from the Monterey Institute of International Studies.

Mr. Sotelo joined Plantronics in August of 2002 as Sr. Director, Electrical Engineering and in 2004 he was promoted to Vice President, Engineering. In March 2007 he was promoted to his current position of Vice President, Product Development & Technology. Prior to joining Plantronics, Mr. Sotelo held various senior level management positions with Trimble Navigation, Aeris.net, and CSI Wireless. He has extensive experience in Engineering and Product Planning, and over 17 years experience in wireless technologies.  Mr. Sotelo holds a Bachelor of Arts degree in Mathematics from the University of California, Berkeley and a Master of Science in Electrical Engineering, with a focus in Communications, from the University of Santa Clara.

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

Mr. Yort joined Plantronics in June 2005 as Vice President and General Manager of B2B Solutions.  Prior to joining Plantronics, Mr. Yort was Vice President of Business Development at Venturi Wireless, where he led strategic relations with mobile wireless carriers and infrastructure players. Before Venturi, he was the Vice President of Business Development and Marketing at PolyFuel, Inc., a pioneer in direct methanol fuel cell-powered products. From 1998 to 2000, Mr. Yort directed Palm, Inc.’s enterprise business as its general manager. He has also held management positions at 3Com, HP and Inmac.  Mr. Yort has a Master of Business Administration from Stanford University's Graduate School of Business,and Bachelor of  Science in Engineering, and Bachelor of Arts degrees from Princeton University.

Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of Plantronics.

ITEM 1A. RISK FACTORS

Investors in our stock should carefully consider the following risk factors in connection with any investment in our stock.   Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general economic market conditions and industry conditions.  Our business, financial condition and results of operations could be materially adversely affected if any of the following risks occur. Accordingly, the trading price of our stock could decline, and investors could lose all or part of their investment.

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

•
in the ACG segment, our prices and gross margins are generally lower for sales to Business-to-Consumer (“B2C”) customers compared to sales to our Business-to-Business (“B2B”) customers. In addition, our prices and gross margins can vary significantly by product line as well as within product lines.  Therefore, our profitability depends, in part, on the mix of our B2B to B2C customers as well as our product mix.  In the AEG segment, our prices and gross margins are generally lower for our PC Audio products than our Docking Audio products.  Therefore, our profitability depends, in part, on our mix of PC Audio to Docking Audio products.  The size and timing of  our product mix and opportunities in these markets are difficult to predict;

•	we are working [to refresh virtually the entire AEG product line]; however, market adoption of new products is difficult to predict;

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

Economic conditions have been declining and there is a risk of a recession.

Our products and markets are subject to general economic conditions, and if there is a slowing of national or international economic growth or an increase in inflation, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which could in turn have a material adverse effect on the market price of our stock.  In addition, we may receive returns from our retailers of products in excess of our historical experience rate. Should product returns vary significantly from our estimate, estimated revenues may be negatively impacted since returns net against revenue.  Failure to meet our anticipated demand could also result in excess levels of inventory, which could result in additional reserves for excess and obsolete inventory, which would negatively impact our financial results.

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

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of raw materials, components, sub-assemblies and products from our suppliers. We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, sub-assemblies and finished products entails various risks, including the following:

•
prices of certain raw materials, components and sub-assemblies may rise or fall depending upon global market conditions.  In general, we are experiencing a net increase in the costs of these components.  If we are unable to pass these increases on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition and results of operations may be materially and adversely affected;

•
rapid increases in production levels to meet unanticipated demand for our products could result in higher costs for components and sub-assemblies, increased expenditures for freight to expedite delivery of required materials, and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins;

•
we obtain certain raw materials, sub-assemblies, components and products from single suppliers and alternate sources for these items are not readily available. Any failure of our suppliers to remain in business or to be able to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the parts we need could materially adversely affect our business, financial condition and results of operations;

•
although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permit us to work with only a single source of silicon chip-sets on any particular new product. We, or our supplier(s) of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules. Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, or the inability to meet our customer demand for these new products. Additionally, these suppliers or other suppliers may discontinue production of the parts we depend on.  If this occurs, we may have difficulty obtaining sufficient product to meet our needs.  This could cause us to fail to meet customer expectations.  If customers turn to our competitors to meet their needs, there could be a long-term adverse impact on our revenues and profitability.  Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors;

•
because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, sub-assemblies, components and products. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs.  In particular, many B2C customer orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure in the future to match the timing of purchases of raw materials, sub-assemblies, components and products to demand could increase our inventories and/or decrease our revenues, and could  materially adversely affecting our business, financial condition and results of operations;

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

Acquisition, integration, and restructuring of Altec Lansing Technologies, Inc., which comprise a significant portion of AEG, has had and may continue to have an adverse effect on our financial condition.

There are inherent risks associated with our acquisition of Altec Lansing that could materially adversely affect our business, financial condition and results of operations. The risks faced in connection with this acquisition include among others:

•
developing new product.  We believe that the turnaround for AEG is largely dependent on the development of a new product portfolio.   We are currently working on the new portfolio which we are anticipating will be fully completed in December 2009 although ongoing refreshes on a routine basis after that will also be required.  The development of these new products may not evolve as anticipated.  There can be no assurance that these new products will be successful, and, during the time we are developing the new products,  our competitors and selling products to our customers and increasing their market share;

•
controlling costs in the AEG business and making business operations more efficient in order to increase profitability.  We are in the process of restructuring AEG’s China operations. During the last quarter, we closed AEG’s manufacturing facility in Dongguan, China; initiated plans to shut down a related Hong Kong research and development, sales and procurement office; and consolidated procurement, research and development activities for AEG in a new Shenzhen, China site which we began to use in the fourth quarter.  The selling, general and administrative functions of AEG have been consolidated with those of ACG throughout the Asia-Pacific region.  These steps are part of a strategic initiative designed to reduce fixed costs by outsourcing the majority of AEG manufacturing to the network of qualified contract manufacturers already in place. In addition, we continue to review AEG’s cost structure and may implement additional cost-cutting initiatives in the future.  There is a risk that the consolidation of the AEG Asian operations may cost more than we currently expect. There is also a risk that the savings that we currently predict may not materialize and that the timing of costs and benefits may be different than what we currently expect. If the cost of consolidation is more than we currently anticipate or the savings that we currently anticipate from these activities do not materialize, our future financial results may be adversely affected;

•
the potential loss of key employees of Altec Lansing and Plantronics.  As a result of our restructuring, we are relocating many of our research and development engineers and procurement staff from Dongguan, China and Hong Kong into a Shenzhen, China facility.  As a result of this change, we may lose key personnel which could negatively impact our new AEG product portfolio refresh;

•	competition may continue to increase in AEG’s markets more than we expect;

•	meeting the spring and fall market windows for AEG products;

•	difficulties retaining or obtaining shelf space for these products in our sales channel;

•	difficulties retaining or improving the brand recognition associated with the Altec Lansing brand during the turnaround;

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

Mergers and acquisitions, particularly those of technology companies, are inherently risky, and no assurance can be given that this or any future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must also manage any acquisition-related growth effectively. In fiscal 2007 and 2008, we incurred significant losses from the AEG business.  If the anticipated future results of this business do not materialize as expected or if we miss our internal milestones in the turnaround, goodwill and other intangible assets which were recorded as a result of the acquisition could become impaired and could result in write-offs which would negatively impact our operating results.

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

•	the production and distribution of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties:

•	our dependence on third parties to supply key components, many of which have long lead times;

•	our ability to forecast demand for the variety of products within this new product category for which relevant data is incomplete or unavailable;

•	longer lead times with suppliers than commitments from some of our customers.

•
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

As a result of the acquisition of Altec Lansing and Volume Logic in fiscal 2006, we have significant goodwill and intangible assets recorded on our balance sheet. Certain events or changes in circumstances, such as our decision in fiscal 2008 to exit the Professional Audio business, would require us to assess the recoverability of the carrying amount of our goodwill and intangible assets. We wrote off approximately $0.5 million in intangible assets associated with the Professional Audio product line in the AEG segment in September 2007.

The results of operations for the AEG business have been negatively impacted by intense price competition, particularly in the Docking Audio products, and our new product introductions have not been as profitable as those in the prior years.  We have also had significant losses in fiscal 2007 and 2008 from excess and obsolete inventory and non-cancelable purchase commitments.  If we are unable to successfully introduce new, profitable products and align the cost structure to the revenue base, our anticipated future cash flows from the AEG business could be negatively impacted.

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

We also compete in the consumer market for the sale of our mobile, computer audio, gaming, Altec Lansing and Clarity products.  We believe that consumer marketing is highly relevant in the consumer market, which is dominated by large brands that have significant consumer mindshare.  We invested in marketing initiatives to raise awareness and consideration of the Plantronics’ products. We believe this will help increase preference for Plantronics and promote headset adoption overall.  The consumer market is characterized by relatively rapid product obsolescence, and we are at risk if we do not have the right products at the right time to meet consumer needs.  In addition, some of our competitors have significant brand recognition, and we are experiencing more competition in pricing actions, which can result in significant losses and excess inventory.

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

The market for our products is characterized by rapidly changing technology, evolving industry standards, short product life cycles and frequent new product introductions. As a result, we must continually introduce new products and technologies and enhance existing products in order to remain competitive, particularly with respect to our AEG business.

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

We are also experiencing a trend away from corded headsets to cordless products.  In general, our corded headsets have had higher gross margins than our cordless products, but the margin on cordless headsets, particularly in mobile, is trending higher.  In addition, we expect that office phones will begin to incorporate Bluetooth functionality, which would open the market to consumer Bluetooth headsets and reduce the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wireless headset systems, resulting in lost revenue and lower margins.  Should we not be able to maintain the higher margins on our cordless products that we recently achieved, our revenue and profits will decrease.

In addition, innovative technologies such as unified communications have moved the platform for certain of our products from our customers’ closed proprietary systems to open platforms such as the personal computer. In turn, the personal computer has become more open as a result of such technologies as cloud computing and open source code development. As a result we are exposed to the risk that current and potential competitors could enter our markets and commoditize our products by offering similar products.

The success of our products depends on several factors, including our ability to:

•	anticipate technology and market trends;

•	develop innovative new products and enhancements on a timely basis;

•	distinguish our products from those of our competitors;

•	create industrial design that appeals to our customers and end-users;

•	manufacture and deliver high-quality products in sufficient volumes;

•	price our products competitively.

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

Original design manufacturers and contract manufacturers produce key portions of our product lines for us. Beginning in the fourth quarter of fiscal 2008, most of our AEG products were produced by contract manufacturers.  Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and loss of services. Financial instability of our manufacturers or contractors could result in our having to find new suppliers, which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons.  Consequently, we may experience delays in the timeliness, quality and adequacy of product deliveries, any of which could harm our business and operating results.

Reductions in demand for iPod products, which are produced by Apple, Inc., may reduce demand for certain of our Docking Audio products.

Certain of our Docking Audio products marketed under our Altec Lansing brand were developed for use with Apple, Inc.’s (“Apple”) iPod products.  We have a non-exclusive right to use the Apple interface with certain of our Docking Audio products, and we are required to pay Apple a royalty for this right.  The risks faced in conjunction with our Apple related products include, among others:

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

•
Apple has introduced its own line of iPod speaker products, which compete with certain of our  Altec Lansing branded speaker products.  As the manufacturer of the iPod, Apple has unique advantages with regard to product changes or introductions that we do not possess, which could negatively impact our ability to compete effectively against Apple’s speaker products.  Moreover, certain consumers may prefer to buy Apple’s iPod speakers rather than other vendors’ speakers because Apple is the manufacturer.  As a result, this could lead to decreased demand for our products and excess inventories could result which would negatively impact our financial results;

•	Similar risks exist for MP3 players manufactured by companies other than Apple.

We sell our products through various channels of distribution that can be volatile and failure to establish successful relationships with our channel partners could materially adversely affect our business, financial condition or results of operations.

We sell substantially all of our products through distributors, retailers, OEMs and telephony service providers. Our existing relationships with these parties are not exclusive and can be terminated by either party without cause. Our channel partners also sell or can potentially sell products offered by our competitors. To the extent that our competitors offer our channel partners more favorable terms or more compelling products, such partners may decline to carry, de-emphasize or discontinue carrying our products. In the future, we may not be able to retain or attract a sufficient number of qualified channel partners. Further, such partners may not recommend, or continue to recommend, our products. In the future, our OEMs or potential OEMs may elect to manufacture their own products, similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition or results of operations.

As a result of the growth of our B2C business, our customer mix is changing and certain retailers, OEMs and wireless carriers are becoming more significant.  This greater reliance on certain large channel partners could increase the volatility of our revenues and earnings. In particular, we have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time.  If we are unable to anticipate the purchase requirements of these customers, our  revenues may be adversely affected or we may be exposed to large volumes of inventory that cannot be immediately resold to other customers.

We have strong competitors and expect to face additional competition in the future. If we are unable to compete effectively, our results of operations may be adversely affected.

Certain of our markets are intensely competitive. They are characterized by a trend of declining average selling prices, competition on sales terms and conditions, and continual performance, technical and  feature  enhancements  by our competitors in the  retail market. Also, aggressive industry pricing practices have resulted in downward pressure on margins from both our primary competitors as well as from less established brands.

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

Competitors in audio devices vary by product line.   The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, GN’s Jabra brand, Sony Ericsson, Samsung, Jawbone, and Belkin among many others.  Many of these competitors have substantially greater resources than we have, and each of whom has established market positions in this business. In the PC and office and contact center markets, the largest competitor is GN, as well as Sennheiser Communications.   For PC and gaming headset applications, our primary competitor is Logitech.  In the Audio Entertainment business, competitors include Bose, Apple, Logitech, Creative Labs, iHome, and Harman International.

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

We are subject to environmental laws and regulations which expose us to a number of risks and could result in significant liabilities and costs.

There are multiple initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with the European Union and other Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment (“ROHS”) and on Waste Electrical and Electronic Equipment (“WEEE”).  In certain jurisdictions the ROHS legislation was enacted as of July 1, 2006; however, other jurisdictions have delayed implementation. While we believe that we will have the resources and ability to fully meet the requirements of the ROHS and WEEE directives universally, if unusual occurrences arise, or, if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to comply with the legislation as passed by the EU member states or other global jurisdictions. If that were to happen, a material negative effect on our financial results may occur.

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

Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. For example, certain of our office and contact center products must meet certain standards to work with local phone systems.  Certain of our wireless office and mobile products must work within existing frequency ranges permitted in various jurisdictions.  As regulations and local laws change, we must modify our products to address those changes. Regulatory restrictions may increase the costs to design,  manufacture and sell  our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along. Compliance with regulatory restrictions may impact the technical quality and capabilities of our products reducing their marketability.

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

•	uncertain economic conditions, including the possibility of a domestic and global recession, inflationary pressures, and the decline in investor confidence in the market place;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	the timing and success of the integration of the AEG business;

•	our ability to successfully complete the product refresh for the Altec Lansing products and turnaround the AEG business in a timeline consistent with our internal financial models;

•	general economic, political, and market conditions, including market volatility;

•	other factors unrelated to our operating performance or the operating performance of our competitors.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income historically has been generated in these jurisdictions. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected. While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful.  In addition, many of these strategies will require a period of time to implement.  Moreover, if U.S. or other foreign tax authorities change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

During the first quarter of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained which has the potential to add more variability to our future effective tax rates.

We have significant foreign manufacturing operations which are inherently risky, and a significant amount of our revenues are generated internationally.

We completed construction of a manufacturing facility and design center in Suzhou, China,  in the fourth quarter of  fiscal 2006, and we are transitioning new products and outsourced production to our new facility to increase production.  If we are unable to effectively produce new products or to transition outsourced production into our Suzhou facility, we may be unable to meet demand for these products, and our margins on these products may decrease. There are risks in operating the Suzhou factory and expanding our competency in a rapidly evolving economy because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, electricity may not be available as contemplated or the like.  Should any of these risks occur, we may be unable to maximize the output from the facility and our financial results may decrease from our anticipated levels.  We also purchase a number of turnkey products directly from vendors in Asia. Further, most of our AEG products are manufactured by foreign vendors, primarily in China.  In addition, we assemble the majority of our ACG headsets in our manufacturing facility located in Tijuana, Mexico, and we obtain most of the components and sub-assemblies used in our products from various foreign suppliers.  The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations.

We also generate a significant amount of our revenues from foreign customers.  The types of risks faced in connection with international operations and sales include, among others:

•	fluctuations in foreign exchange rates ;

•	cultural differences in the conduct of business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	impact of recessions in economies outside of the United States;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions in each country;

•	management and operation of an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws; and

•	currency restrictions.

We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.

We hold a variety of auction rate securities, or ARS, primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education. Historically these ARS investments have provided liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days. The recent uncertainties in the credit markets have affected all of our holdings, and, as a consequence, the investments are not currently liquid. As a result, we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  During the fourth quarter of fiscal 2008, we determined there was a decline in the fair value of our ARS investments of $2.9 million, which was deemed temporary.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit rating, interest rate changes, and general liquidity in the Student Loan Market.

Although we currently have the ability to hold these ARS investments until a recovery of the auction process or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may incur further temporary impairment charges requiring us to record additional unrealized losses in other comprehensive income (loss).  We could also incur other-than-temporary impairment charges resulting in realized losses in our statement of operations which would reduce net income.

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

Although it is impossible to predict the occurrences or consequences of any of the events described above, such events could significantly disrupt our operations.  In addition, should major public health issues, including pandemics, arise, we could be negatively impacted by the need for more stringent employee travel restrictions, limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.  Our operating results and financial condition could be adversely affected by these events.

We have intellectual property rights that could be infringed by others, and we are potentially at risk of infringement of the intellectual property rights of others.

Our success will depend in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers.  The process of seeking intellectual property protection can be lengthy and expensive. Patents may not be issued in response to our applications, and any patents that may be issued  may be invalidated, circumvented or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

There is also continuing and increasing public controversy over the use of mobile telephones by operators of motor vehicles. While we believe that our products enhance driver safety by permitting a motor vehicle operator to generally be able to keep both hands free to operate the vehicle, there is no certainty that this is the case, and we may be subject to claims arising from allegations that use of a mobile telephone and headset contributed to a motor vehicle accident. We maintain product liability insurance and general liability insurance that we believe would cover any such claims.  However, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition and results of operations.  See Item 3 of this Form 10-K for a discussion of our current legal proceedings.

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

The adoption of voice-activated software or the deterioration of general economic conditions may cause profits from our contact center products to decline.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Santa Cruz, California. Our facilities are located throughout the Americas, Europe, and Asia. The table below lists the major facilities owned or leased as of March 31, 2008:

Location	Square Footage	Lease/Own	Primary Use
Audio Communications Group
Chattanooga, Tennessee	16,650	Lease	Light Assembly, Sales and Marketing, Engineering, Administration
Hoofddorp, Netherlands	14,788	Lease	Administrative
San Diego, California	10,248	Lease	Industrial and Office Space
Santa Cruz, California	79,253	Own	Light Assembly, Sales and Marketing, Engineering, Administration
Santa Cruz, California	44,183	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	39,892	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	18,250	Lease	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	20,325	Lease	Light Assembly, Sales, Engineering, Administration
Shenzhen, China	23,250	Lease	Engineering, Administration and Design Center
Suzhou, P.R.China	145,732	Own	Assembly
Suzhou, P.R.China	64,051	Own	Engineering, Administration and Design Center
Tijuana, Mexico	95,980	Lease	Engineering, Assembly, Administration
Tijuana, Mexico	61,785	Lease	Engineering, Assembly
Tijuana, Mexico	56,065	Lease	Engineering, Assembly, Administration
Tijuana, Mexico	289,589	Lease	Logistic and Distribution Center
Tijuana, Mexico	53,732	Lease	Engineering, Assembly, Design Center
Wootton Basset, UK	21,824	Own	Light Assembly, Sales, Engineering, Administration
Wootton Basset, UK	15,970	Own	Light Assembly, Sales, Engineering, Administration
Wootton Basset, UK	5,445	Lease	Sales and Marketing
Audio Entertainment Group
Milford, Pennsylvania	187,000	Own	Sales and Marketing, Engineering, Administration, Distribution
Kowloon, Hong Kong [1]	5,523	Lease	Engineering, Administration
Dongguan, P.R. China [1]	180,000	Lease	Engineering, Assembly, Administration

1 This lease was terminated in April 2008 as part of our restructuring activities related to the close of AEG’s manufacturing facilities in Dongguan, China and research and development and sales and procurement offices in Hong Kong.

We believe that our existing properties are suitable and generally adequate for our current business; however, future growth may require that we obtain additional space.

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

Six class action lawsuits were recently filed against the Company alleging that our Bluetooth headsets may cause noise-induced hearing loss. Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the United States District Court for the Eastern District of Texas.  Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the United States District Court, Central District of California.  Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the United States District Court, Middle District of Florida.  Ralph Cook vs. Plantronics, Inc. was filed on February 8, 2007 in the United States District Court for the Eastern District of Virginia.  Randy Pierce vs. Plantronics, Inc. was filed on January 10, 2007 in the United States District Court for the Eastern District of Arkansas.  Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles.  The complaints state that they do not seek damages for personal injury to any individual.  These complaints seek various remedies, including injunctive relief requiring the Company to include certain additional warnings with its Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset.  Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution.  The federal cases have been consolidated for all pre-trial purposes in the United States District Court for the Central District of Los Angeles before Judge Fischer.  The California State Court case was dismissed by the plaintiffs.  The parties have provided a limited amount of discovery to each other.  The defendants have filed a motion to dismiss which is likely to be heard in mid-August 2008.

On May 13, 2008 a lawsuit was filed against the Company in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company infringed certain patents owned by Clear With Computers, LLC. These patents involve various business practices commonly used on Websites such as supply chain and sales methods, sales and marketing systems, and inventory systems. The complaint seeks various remedies including injunctions, damages, and costs.

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

	Low	High
Fiscal 2007
First Quarter	$21.30	$38.62
Second Quarter	14.83	22.50
Third Quarter	17.62	21.84
Fourth Quarter	19.45	23.62
Fiscal 2008
First Quarter	$22.82	$26.22
Second Quarter	25.77	29.92
Third Quarter	22.32	32.71
Fourth Quarter	17.82	26.00

Cash Dividends

In fiscal 2007 and 2008, we paid quarterly cash dividends of $0.05 per share resulting in total dividends of $9.5 million and $9.7 million in each year, respectively.

We have a credit agreement with a major bank containing financial covenants which limit our ability to pay cash dividends on shares of our common stock except under certain conditions.  We believe that we will continue to meet the conditions that make the payment of cash dividends permissible pursuant to the credit agreement in the near future.  The actual declaration of future dividends and the establishment of record and payment dates is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

Share Repurchase Programs

At March 31, 2007, we had no remaining shares of common stock authorized for repurchase under previous repurchase programs. On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which the Company may purchase shares in the open market from time to time.  During fiscal 2008, we repurchased 81,500 shares of our common stock in the open market at a total cost of $1.5 million and an average price of $18.92 per share.  As of March 31, 2008, there were 918,500 remaining shares authorized for repurchase.  The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of fiscal 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 30, 2007 to January 26, 2008	-	$-	-	1,000,000
January 27, 2008 to March 1, 2008	81,500	$18.92	81,500	918,500
March 2, 2008 to March 29, 2008	-	$-	-	918,500

See Note 12 of our Notes to Consolidated Financial Statements for more information regarding our stock repurchase programs.

As of April 26, 2008, there were approximately 80 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	Fiscal Year Ended March 31,
	2004	2005	2006[1]	2007[2]	2008[2,3,4]
	(in thousands, except income per share)
STATEMENT OF OPERATIONS DATA:
Net revenues	$416,965	$559,995	$750,394	$800,154	$856,286
Net income	$62,279	$97,520	$81,150	$50,143	$68,395

Basic net income per common share	$1.39	$2.02	$1.72	$1.06	$1.42
Diluted net income per common share	$1.31	$1.92	$1.66	$1.04	$1.39
Cash dividends declared per common share	$-	$0.15	$0.20	$0.20	$0.20
Shares used in diluted per share calculations	47,492	50,821	48,788	48,020	49,090

BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$180,616	$242,814	$76,732	$103,365	$163,091
Total assets	$368,252	$487,929	$612,249	$651,304	$741,393
Long-term liabilities	$-	$2,930	$1,453	$696	$14,989
Total stockholders' equity	$299,303	$405,719	$435,621	$496,807	$578,620

[1]
On August 18, 2005, we completed the acquisition of Altec Lansing., a privately-held Pennsylvania corporation for a cash purchase price including acquisition costs of approximately $165 million.  The results of operations of Altec Lansing have been included in our consolidated results of operations subsequent to the acquisition on August 18, 2005.  See Note 6 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[2]
We began recognizing the provisions of  SFAS No. 123(R) beginning in fiscal 2007; as a result, $16.9 million and $16.0 million in stock-based compensation expense has been included in our consolidated results of operations for the years ended March 31, 2007 and 2008, respectively.  See Note 12 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[3]
In November 2007, we announced plans to close AEG’s manufacturing facility in Dongguan, China, to shut down a related Hong Kong research and development, sales and procurement office and to consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  As a result of these activities, $3.6 million in restructuring and other related charges has been included in our consolidated results of operations for the year ended March 31, 2008.  See Note 9 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[4]
In the first quarter of fiscal 2008, we adopted the provisions of FIN 48; as a result, the liability for uncertain tax provisions not expected to be paid within the next twelve months was reclassified to long-term income taxes payable.  See Note 15 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand.  We are also a leading manufacturer and marketer of high quality docking audio products, computer and home entertainment sound systems, and a line of headphones for personal digital media under our Altec Lansing brand.  In addition, we manufacture and market, under our Clarity brand, specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs.

We ship a broad range of products to over 80 countries through a worldwide network of distributors, OEMs, wireless carriers, retailers, and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

Consolidated net revenues in fiscal 2008 were $856.3 million, which is an increase of 7% from fiscal 2007 net revenues which were $800.2 million.  The year-over-year growth was attributable to ACG, while AEG net revenues decreased compared to the prior year.  Our operating income increased to $79.4 million from $57.4 million in fiscal 2007 on the strength of our product offerings, and the improved gross margin achieved on net revenues.  The increase in gross margin was the result of a focused effort to decrease product and transformation costs.

In our ACG segment, the increase in net revenues for fiscal 2008 was primarily driven by an increase in sales of our office wireless headsets, Bluetooth headsets for the mobile market and OCC corded headsets.  Growth in these products was partially offset by a decline in revenues from mobile corded products.

The trend towards wireless products contributed significantly to demand.  We experienced substantial growth in both Bluetooth-enabled products and office wireless systems compared to a year ago. Wireless products continue to represent an opportunity for high growth, both for the office market and for mobile applications. Our office wireless market, our best opportunity for long cycle growth and profitability, grew by $36 million in net revenues or 16% in fiscal 2008 over fiscal 2007.   In the mobile market, particularly for consumer applications, margins are lower than they are for our enterprise applications due to the level of competition and pricing pressures, and the concentrated industry structure into which we sell.  Our strategy for improving the profitability of mobile consumer products is to differentiate our products from our competitors and to provide compelling solutions under our brand with regard to features, design, ease of use, and performance.

In our AEG segment, net revenues decreased from $123.6 million in fiscal 2007 to $108.4 million in fiscal 2008, and the operating loss increased from $27.2 million to $35.8 million for the corresponding period.  The results for the AEG segment were negatively impacted in fiscal 2008 by a product portfolio that was not sufficiently competitive, resulting in a cumulative loss of market share, declining revenues, restructuring charges and reduced profitability.  Despite the operating losses we incurred in fiscal 2008 in AEG, we believe that the continuing trend of the communications and entertainment convergence presents an opportunity to gain product synergies between our ACG and AEG businesses, especially in the need for wireless products.

In addition, we are in the process of finalizing the restructuring plan we announced and began to implement in the third quarter of fiscal 2008.  We have closed AEG’s manufacturing operations in Dongguan, China and relocated the research and development activities previously in Dongguan, China to a new site in Shenzhen, China.  We have outsourced most of AEG manufacturing to a network of qualified contract manufacturers already in place and plan to do a limited amount of manufacturing of AEG products in our plant in Suzhou, China.  We are in the process of shutting down AEG’s sales and procurement office in Hong Kong, and consolidating the sales, procurement and research and development activities into our new Shenzhen, China site. We have substantially completed the consolidation of our selling, general and administrative functions for most of our Asia Pacific operations into our Suzhou, China facility.

Our fiscal 2008 results reflect our commitment to long-term growth, and the progress on our key initiatives to capitalize on the growth opportunities in the office and mobile markets, and to meet the challenges associated with competitive pricing, market share, and consumer acceptance.   Throughout fiscal 2008, we remained focused on our long-term strategy.  We have been creating new products that are appealing in functionality and design and combining these products with marketing programs to increase awareness and interest.  Through the acquisition of Altec Lansing and the establishment of AEG, we moved closer to obtaining our long-term goal of positioning ourselves to offer products that meet consumer needs for communications and entertainment applications in one device. Our company-wide potential for future growth will depend on our efforts to expand customer awareness and our ability to successfully launch new products.

Looking forward into fiscal 2009, we are focused on the following key corporate goals to maximize long-term shareholder value:

·
Strengthen brand value.  We are investing in a number of initiatives to further improve the sound quality and ease of use of our products.  Our brand promise is sound, style, and simplicity, and we intend to continue investing resources to ensure we deliver on this pledge to our customers.

·
Grow our B2B business. We plan to continue to invest in research and development which should improve the overall sound quality and the appearance and functionality of our products.  We plan to grow the office market through the introduction of compelling, easy to use, wireless products and demand generation campaign.  We will also focus on gaining market share.

·
Strengthen B2C profitability.  Revitalize the high-end Bluetooth portfolio to gain share, and, within the AEG business, we are developing new product lines which we believe will help us to gain share and improve profit margins.

·	Configure the Company to increase profitability.
·
Reduce supply chain costs.  We will continue to implement our supply chain optimization and re-engineering initiatives that are designed to increase inventory turns, improve forecast accuracy and reduce excess and obsolete inventory.  We will also continue our focus on reducing total supply chain costs by increasing the utilization of our Suzhou, China plant, improving direct labor productivity and reducing logistics and warranty costs.

·
Continue implementing our turnaround plan for AEG.  Development of the next generation products with lower cost points and higher margins continue to be a key priority for the next fiscal year.  We have also been taking advantage of the industrial design capabilities that exist within the ACG segment with a goal of making these next generation products more appealing to buyers.

·
New Product Development effectiveness.  We will continue to increase the use of common platforms from which we can produce multiple generations of products.  In addition, we are also focused on a more stringent analysis of product development opportunities in order to reduce the number of product variants.

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

Consolidated

(in thousands)	Fiscal Year Ended March 31,
	2006		2007		2008

Net revenues	$750,394	100.0%	$800,154	100.0%	$856,286	100.0%
Cost of revenues	424,140	56.5%	491,339	61.4%	507,181	59.2%
Gross profit	326,254	43.5%	308,815	38.6%	349,105	40.8%

Operating expense:
Research, development and engineering	62,798	8.4%	71,895	9.0%	76,982	9.0%
Selling, general and administrative	153,094	20.4%	182,108	22.7%	189,156	22.1%
Restructuring and other related charges	-	0.0%	-	0.0%	3,584	0.4%
Gain on sale of land	-	0.0%	(2,637)	(0.3)%	-	0.0%
Total operating expenses	215,892	28.8%	251,366	31.4%	269,722	31.5%

Operating income	110,362	14.7%	57,449	7.2%	79,383	9.3%

Interest and other income (expense), net	2,192	0.3%	4,089	0.5%	5,854	0.7%
Income before income taxes	112,554	15.0%	61,538	7.7%	85,237	10.0%
Income tax expense	31,404	4.2%	11,395	1.4%	16,842	2.0%
Net income	$81,150	10.8%	$50,143	6.3%	$68,395	8.0%

Audio Communications Group

(in thousands)	Fiscal Year Ended March 31,
	2006		2007		2008

Net revenues	$629,725	100.0%	$676,514	100.0%	$747,935	100.0%
Cost of revenues	340,437	54.1%	381,034	56.3%	403,863	54.0%
Gross profit	289,288	45.9%	295,480	43.7%	344,072	46.0%

Operating expense:
Research, development and engineering	56,570	8.9%	61,583	9.1%	65,733	8.8%
Selling, general and administrative	132,867	21.1%	151,857	22.5%	163,173	21.8%
Gain on sale of land	-	0.0%	(2,637)	(0.4)%	-	0.0%
Total operating expenses	189,437	30.0%	210,803	31.2%	228,906	30.6%
Operating income	$99,851	15.9%	$84,677	12.5%	$115,166	15.4%

Audio Entertainment Group

(in thousands)	Fiscal Year Ended March 31,
	2006		2007		2008

Net revenues	$120,669	100.0%	$123,640	100.0%	$108,351	100.0%
Cost of revenues	83,703	69.4%	110,305	89.2%	103,318	95.4%
Gross profit	36,966	30.6%	13,335	10.8%	5,033	4.6%

Operating expense:
Research, development and engineering	6,228	5.1%	10,312	8.3%	11,249	10.4%
Selling, general and administrative	20,227	16.8%	30,251	24.5%	25,983	23.9%
Restructuring and other related charges	-	0.0%	-	0.0%	3,584	3.3%
Total operating expenses	26,455	21.9%	40,563	32.8%	40,816	37.6%
Operating income (loss)	$10,511	8.7%	$(27,228)	(22.0)%	$(35,783)	(33.0)%

Net Revenues

Audio Communications Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2006	2007	(Decrease)		2007	2008	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$446,524	$475,323	$28,799	6.4%	$475,323	$519,958	$44,635	9.4%
Mobile	119,333	146,859	27,526	23.1%	146,859	171,880	25,021	17.0%
Gaming and Computer Audio	35,656	30,162	(5,494)	(15.4)%	30,162	33,612	3,450	11.4%
Other Specialty Products	28,212	24,170	(4,042)	(14.3)%	24,170	22,485	(1,685)	(7.0)%
Total segment net revenues	$629,725	$676,514	$46,789	7.4%	$676,514	$747,935	$71,421	10.6%

Audio Entertainment Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2006	2007	(Decrease)		2007	2008	(Decrease)

Revenues from unaffiliated customers:
Docking audio	$70,878	$61,068	$(9,810)	(13.8)%	$61,068	$55,399	$(5,669)	(9.3)%
PC audio	40,515	52,922	12,407	30.6%	52,922	46,652	(6,270)	(11.8)%
Other	9,276	9,650	374	4.0%	9,650	6,300	(3,350)	(34.7)%
Total segment net revenues	$120,669	$123,640	$2,971	2.5%	$123,640	$108,351	$(15,289)	(12.4)%

Our consolidated net revenues increased in fiscal 2008 as compared to fiscal 2007 entirely due to growth in ACG net revenues, which accounted for approximately 87% of consolidated net revenues in fiscal 2008.  The increase in ACG net revenues is primarily due to increased sales of our office wireless headset systems and mobile Bluetooth headsets.  ACG unit volumes increased from fiscal 2007 to 2008 primarily as a result of increased mobile Bluetooth sales.  In fiscal 2008, we also benefited from the weaker dollar as a portion of our sales are denominated in Euros and Great British Pounds.  AEG net revenues accounted for approximately 13% of consolidated net revenues in fiscal 2008.  In comparison to fiscal 2007, AEG net revenues decreased as we are in a product transition phase and have not yet introduced our new product portfolio.  We have been working on the next generation of products for AEG with the goal of creating a competitive portfolio which would increase revenues, profitability and market share.

Our consolidated net revenues increased in fiscal 2007 as compared to fiscal 2006 primarily due to growth in ACG net revenues, which accounted for approximately 85% of consolidated net revenues in fiscal 2007.  The increase in ACG net revenues is entirely due to growth from cordless products such as wireless office headset systems and mobile Bluetooth headsets.  Unit volumes decreased from fiscal 2006 to 2007 primarily due to decreased sales of mobile corded products, partially offset by increased sales of mobile Bluetooth products.  AEG net revenues accounted for approximately 15% of consolidated net revenues in fiscal 2007.  The increase in AEG net revenues in fiscal 2007 compared to fiscal 2006 was primarily attributable to the fiscal 2007 results reflecting a full year of operations while the fiscal 2006 results reflect only net revenues from the time of acquisition in August 2005 through fiscal year end, approximately seven and one-half months.

Net revenues may vary due to the timing of the introduction of new products, seasonality, discounts and other incentives and channel mix.

ACG

The Office and Contact Center (“OCC”) products represent our largest source of revenues while the Mobile products represent our largest unit volumes.  There has been a growing trend toward wireless products and a corresponding shift away from our corded products.  As a percentage of net revenues, wireless products represented 40%, 51% and 55% for fiscal 2006, 2007 and 2008, respectively.

Fluctuations in the net revenues of ACG in fiscal 2008 compared to fiscal 2007 were as follows:

·
OCC product net revenues increased as a result of growth of $35.8 million in cordless products and $8.8 million from corded products.  The increases are primarily due to the addition of the CS70N to our product line in fiscal 2008, corded product revenue growth internationally, mostly in Europe and Asia Pacific, and some benefit from foreign exchange rates;

·
Mobile product net revenues increased as a result of market growth and greater acceptance of our product portfolio which contributed to a year-over-year increase of $29.8 million in our Bluetooth headsets, partially offset by a decline of $4.8 million in net revenues from corded mobile headsets;

·	Gaming and Computer Audio product net revenues increased due to the transfer of the Altec Lansing branded PC headsets into this category in fiscal 2008.

Fluctuations in the net revenues of ACG in fiscal 2007 compared to fiscal 2006 were as follows:

·
OCC product net revenues increased primarily from growth of $42.1 million in cordless products, offset in part by a $13.3 million decrease in corded products reflecting the trend towards wireless products;

·
Mobile product net revenues increased as a result of market growth and greater acceptance of our product portfolio which contributed to a year-over-year increase of $47.2 million in our Bluetooth headsets, partially offset by a decline of $19.7 million in net revenues from corded mobile headsets;

·
Gaming and Computer Audio product net revenues decreased due to competitive pressure in Europe, the end of life of an OEM headset in the second quarter of fiscal 2006, and the transition in Europe from products not in compliance with the Restriction on Hazardous Substances Directive (“RoHS”) and our older product lines, to RoHS-compliant products and our new lineup of .Audio and DSP computer headsets;

·
Other Specialty Products net revenues decreased due to decreased sales of our Clarity products to two major retail customers as the result of a decrease in the number of product models carried.  Sales of Clarity products to state government programs and other distributors were relatively flat.

AEG

Altec Lansing products are primarily consumer goods sold in the retail channel, and sales are highly seasonal.  The strongest revenues typically occur in the December quarter due to the holiday period.  Other trends that also impact our AEG revenues include growth of the MP3 player market, and our ability to successfully attach to new generations of MP3 players and to develop products which keep up with the rapidly-developing Docking Audio and PC Audio markets.

Fluctuations in the net revenues of AEG in fiscal 2008 compared to fiscal 2007 were as follows:

·
Docking Audio product net revenues decreased primarily as a result of intense competition in the MP3 accessories market, particularly in the U.S., our reduced share of the MP3 accessories market and price reductions;

·	PC Audio product net revenues decreased primarily in Asia and the U.S. due to increased competition and price reductions;
·
Other products net revenues decreased due to the transition of the Altec Lansing branded PC headsets from the AEG segment to the ACG segment resulting in a decrease of $7.0 million, partially offset by an increase in headphone and other net revenues of $3.4 million.

Fluctuations in the net revenues of AEG in fiscal 2007 compared to fiscal 2006 were as follows:

·
PC Audio product net revenues increased primarily due to the fiscal 2007 results reflecting a full year of operations while the fiscal 2006 results reflect only net revenues from the time of acquisition in August 2005 through fiscal year end, approximately seven and one-half months;

·	Docking Audio product net revenues decreased primarily as a result of intense competition in the MP3 accessories market, particularly in the U.S., and our reduced share of the MP3 accessories market.

Geographical Information

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2006	2007	(Decrease)		2007	2008	(Decrease)

United States	$483,513	$490,551	$7,038	1.5%	$490,551	$521,148	$30,597	6.2%

Europe, Middle East and Africa	178,315	195,090	16,775	9.4%	195,090	214,621	19,531	10.0%
Asia Pacific	47,921	59,927	12,006	25.1%	59,927	62,742	2,815	4.7%
Americas, excluding United States	40,645	54,586	13,941	34.3%	54,586	57,775	3,189	5.8%
Total International	266,881	309,603	42,722	16.0%	309,603	335,138	25,535	8.2%
Total consolidated net revenues	$750,394	$800,154	$49,760	6.6%	$800,154	$856,286	$56,132	7.0%

In comparison to fiscal 2007, fiscal 2008 consolidated international net revenues, as a percentage of total net revenues, remained consistent at 39%.  International net revenues for ACG, increased from 37% to 38% primarily due to the strength of our Europe, Middle East and Africa (“EMEA”) business in ACG; however, this increase was offset in part by decreased international net revenue for AEG.

In comparison to fiscal 2006, fiscal 2007 consolidated international net revenues, as a percentage of total net revenues, increased from 36% to 39%, respectively.  International net revenues for ACG increased from 35% to 37% primarily due to growth in our EMEA business and in our Asia Pacific and Americas regions mostly due to strong demand for OCC wireless office systems and Bluetooth mobile products.  International net revenues for AEG increased from 35% to 47% which reflected the intense price competition in the docking audio products market in the U.S.

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

Consolidated
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2006	2007	(Decrease)		2007	2008	(Decrease)

Net revenues	$750,394	$800,154	$49,760	6.6%	$800,154	$856,286	$56,132	7.0%
Cost of revenues	424,140	491,339	67,199	15.8%	491,339	507,181	15,842	3.2%
Consolidated gross profit	$326,254	$308,815	$(17,439)	(5.3)%	$308,815	$349,105	$40,290	13.0%
Consolidated gross profit %	43.5%	38.6%	(4.9)	ppt.	38.6%	40.8%	2.2	ppt.

 Audio Communications Group

Net revenues	$629,725	$676,514	$46,789	7.4%	$676,514	$747,935	$71,421	10.6%
Cost of revenues	340,437	381,034	40,597	11.9%	381,034	403,863	22,829	6.0%
Segment gross profit	$289,288	$295,480	$6,192	2.1%	$295,480	$344,072	$48,592	16.4%
Segment gross profit %	45.9%	43.7%	(2.2)	ppt.	43.7%	46.0%	2.3	ppt.

Audio Entertainment Group

Net revenues	$120,669	$123,640	$2,971	2.5%	$123,640	$108,351	$(15,289)	(12.4)%
Cost of revenues	83,703	110,305	26,602	31.8%	110,305	103,318	(6,987)	(6.3)%
Segment gross profit	$36,966	$13,335	$(23,631)	(63.9)%	$13,335	$5,033	$(8,302)	(62.3)%
Segment gross profit %	30.6%	10.8%	(19.8)	ppt.	10.8%	4.6%	(6.2)	ppt.

The increase in consolidated gross profit in both fiscal 2007 and 2008 is attributable to ACG, which accounted for approximately 96% and 99% of consolidated gross profit in fiscal 2007 and 2008, respectively.

Fluctuations in the gross profit of ACG and AEG in fiscal 2008 compared to fiscal 2007 were as follows:

 ACG

The increase in gross profit was primarily due to higher net revenues.  As a percentage of net revenues, gross profit increased 2.3 percentage points primarily due to the following:

·	a 1.6 percentage point benefit from cost reductions on wireless office and Bluetooth products;
·	a 1.5 percentage point improvement primarily resulting from improved productivity in our manufacturing process;
·	a 0.7 percentage point benefit from foreign exchange;
·	a 0.6 percentage point benefit from a reduction in excess and obsolete inventory costs.

These benefits in gross profit were partially offset by a 2.1 percentage point decrease primarily due to higher warranty costs primarily due to increased sales of mobile and entertainment headsets through retail channels where open box warranty returns often occur more frequently than through other sales channels, higher freight expenses as a result of increased rates, a longer supply chain, and a less favorable product mix as corded products, which typically have higher margins than cordless products, were a lower percentage of overall revenues.

AEG

As a percentage of net revenues, gross profit decreased 6.2 percentage points primarily due to the following:

·	a 6.2 percentage point decline due to a 12% decline in the overall sales volume and reduced selling prices of surplus inventory, primarily in the Docking Audio category;
·	increased freight, duty, royalties and warehousing which yielded a 5.4 percentage point decline.

The decline in gross profit was partially offset by a 5.3 percentage point benefit resulting from a decrease in claims from suppliers and decreased excess and obsolete inventory costs due to the sale of slow moving product to liquidators.

Fluctuations in the gross profit of ACG and AEG in fiscal 2007 compared to fiscal 2006 were as follows:

 ACG

The increase in gross profit was primarily due to higher net revenues.  As a percentage of net revenues, gross profit decreased 2.2 percentage points primarily due to the following:

·
a 3.1 percentage point decline due to a product mix shift towards consumer products, which have lower gross margins than many of our office products, coupled with competitive pricing pressure, especially on consumer Bluetooth headsets;

·	a 0.6 percentage point decline in excess and obsolete inventory costs;
·
a 0.5 percentage point decline due to higher warranty costs as a result of increased sales and shift in product mix towards wireless products which have a higher rate of return under warranty and higher product costs;

·	a 0.4 percentage point decline due to stock-based compensation;
·
a 0.2 percentage point decline resulting from an increase in capacity in our production facilities in Suzhou, China and Tijuana, Mexico, in preparation for anticipated future demand, primarily related to our Bluetooth products.

These declines in gross profit were partially offset by a 2.6 percentage point favorable impact primarily due to better component pricing which we were able to obtain through our expanded presence in China, better factory utilization at our plant in Tijuana, Mexico and improvements in manufacturing yields.

AEG

Gross profit for fiscal 2007 reflects twelve months of operations compared to approximately seven and one-half months of operations in fiscal 2006, from the time of acquisition in August 2005 through year-end.  As a percentage of net revenues, gross profit decreased 19.8 percentage points primarily due to the following:

·	competitive pricing pressures resulting in significant discounting and price protection programs, particularly for the Docking Audio product category, which yielded a 4.6 percentage point decline;
·	a 2.1 percentage point decline due to a product mix shift towards PC Audio products, which have lower gross margins than our Docking Audio products;
·	a 4.6 percentage point decline due to increased co-op advertising and marketing development funds programs along with higher product returns;
·
a 4.1 percentage point decline from increased requirements for excess and obsolete inventory costs of $2.1 million and adverse purchase commitments of $3.0 million due to unanticipated shifts in demand;

·	increased freight expense, due in part to surcharges related to rising fuel costs, which resulted in a 1.3 percentage point decline.

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

Consolidated
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2006	2007	(Decrease)		2007	2008	(Decrease)

Research, development and engineering	$62,798	$71,895	$9,097	14.5%	$71,895	$76,982	$5,087	7.1%
% of total consolidated net revenues	8.4%	9.0%	0.6	ppt.	9.0%	9.0%	0.0	ppt.

Audio Communications Group

Research, development and engineering	$56,570	$61,583	$5,013	8.9%	$61,583	$65,733	$4,150	6.7%
% of total segment net revenues	8.9%	9.1%	0.2	ppt.	9.1%	8.8%	(0.3)	ppt.

Audio Entertainment Group

Research, development and engineering	$6,228	$10,312	$4,084	65.6%	$10,312	$11,249	$937	9.1%
% of total segment net revenues	5.1%	8.3%	3.2	ppt.	8.3%	10.4%	2.1	ppt.

In fiscal 2008, compared to fiscal 2007, consolidated research, development and engineering expenses increased primarily due to increased compensation costs. The majority of the increase in research, development and engineering expenses is attributable to the ACG segment.

The $4.2 million increase in ACG research, development, and engineering expenses in fiscal 2008, compared to fiscal 2007 is primarily related to higher compensation and project expenses at our design centers in Suzhou, China, and in the U.S.  These increases are partially offset by reductions in program and compensation expenses for Volume Logic technology development which was absorbed by the B2B product development group.  AEG expenses for fiscal 2008 were relatively flat compared to the prior year.

Projects that the research, development and engineering departments focused on were:

·	the design and development of wireless office system products;
·	Bluetooth products and technology;
·	product line platforming;
·	refresh of product lines for AEG.

In fiscal 2007, compared to fiscal 2006, consolidated research, development and engineering expenses increased primarily due to the costs associated with the expansion of our ACG design centers in Tijuana, Mexico and Suzhou, China, stock-based compensation charges of $3.8 million, of which $3.7 million related to ACG and AEG expenses reflecting a full year of expenses compared to only seven and one-half months of expenses in fiscal 2006.

We anticipate that our consolidated research, development and engineering expenses in fiscal 2009 will be relatively flat in comparison to fiscal 2008.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of compensation costs, marketing costs, professional service fees, travel expenses, litigation costs, bad debt expense and allocation of overhead expenses, including facilities, human resources and IT costs.

Consolidated
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2006	2007	(Decrease)		2007	2008	(Decrease)

Selling, general and administrative	$153,094	$182,108	$29,014	19.0%	$182,108	$189,156	$7,048	3.9%
% of total consolidated net revenues	20.4%	22.7%	2.3	ppt.	22.7%	22.1%	(0.6)	ppt.

Audio Communications Group

Selling, general and administrative	$132,867	$151,857	$18,990	14.3%	$151,857	$163,173	$11,316	7.5%
% of total segment net revenues	21.1%	22.5%	1.4	ppt.	22.5%	21.8%	(0.7)	ppt.

Audio Entertainment Group
Selling, general and administrative	$20,227	$30,251	$10,024	49.6%	$30,251	$25,983	$(4,268)	(14.1)%
% of total segment net revenues	16.8%	24.5%	7.7	ppt.	24.5%	23.9%	(0.6)	ppt.

In fiscal 2008, compared to fiscal 2007, consolidated selling, general and administrative expenses increased due to increased compensation as a result of merit increases and higher bonus and commission costs associated with higher net revenues and profits in ACG, partially offset by a decrease in expenses in AEG.

Fluctuations in the selling, general and administrative expenses of ACG and AEG in fiscal 2008 compared to fiscal 2007 were as follows:

ACG

Selling, general and administrative expenses increased due to the following:

·	increased compensation expense of $11.8 million as a result of merit increases and higher bonus and commission costs associated with higher net revenues and profits;
·	increased professional service fees of $3.4 million primarily related to increased retail rep fees resulting from higher net revenues and increased fees for accounting and tax services;
·	decreased marketing and sales promotions of $3.8 million.

AEG

Selling, general and administrative expenses decreased due to the following:

·	decreased spending on integration and retention of employees of $2.7 million as we have completed significant portions of our planned systems integration;
·	increased allocation of support services to cost of revenues and research and development resulting in a decrease of $1.1million.

In fiscal 2007, compared to fiscal 2006, consolidated selling, general and administrative expenses increased primarily as a result of stock-based compensation charges of $10.2 million, of which $9.5 million related to ACG, increased compensation expense of $7.1 million due to higher headcount in sales, marketing and general administrative functions within the ACG segment and AEG expenses reflecting a full year of expenses compared to only seven and one-half months of expenses in fiscal 2006.

We anticipate that our consolidated selling, general and administrative expenses will be relatively flat in comparison to fiscal 2008.

Restructuring and Other Related Charges

In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, to shut down a related Hong Kong research and development, sales and procurement office and to consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  The selling, general and administrative functions of AEG in China will also be consolidated with those of ACG through-out the Asia-Pacific region.  These actions will result in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  In the third quarter of fiscal 2008, the production line at the Dongguan, China facility was shut down.  This restructuring plan is part of a strategic initiative designed to reduce fixed costs by outsourcing the majority of AEG manufacturing to the network of qualified contract manufacturers already in place.   The plan will proceed in phases and is expected to be complete in the third quarter of fiscal 2009.

In fiscal 2008, we recorded $3.6 million in restructuring and other related charges, which was comprised of the following:

·	$1.3 million for severance and benefits;
·
$1.5 million related to facilities and equipment including $0.5 million related to the write-off of production equipment and $1.0 million in accelerated depreciation for property and equipment to be abandoned;

·	$0.8 million in other related charges primarily related to professional and other administrative fees.

In November 2007, 730 employees were notified for termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of March 31, 2008, 672 employees have been terminated.

Including the $3.6 million recognized in fiscal 2008, we expect to record total restructuring charges of approximately $4.0 to $4.5 million, consisting of the following:

·	$1.6 million for the write-off of facilities and equipment and accelerated depreciation;
·	$1.4 million for severance and benefits;
·	$1.0 to $1.5 million in professional and administrative fees.

We expect to incur restructuring and other related charges of $0.4 to $0.9 million in fiscal 2009.  These charges include cash payments which we expect to fund from our operating cash.  We currently expect cost savings as a result of the restructuring plan of approximately $3.0 million in fiscal 2009 and $4.0 million in fiscal 2010.

Gain on Sale of Land

During the first quarter of fiscal 2007, we sold a parcel of land in Frederick, Maryland, for net proceeds of $2.7 million and recorded a gain of $2.6 million from the sale of this property.

Operating Income (Loss)

Consolidated
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2006	2007	(Decrease)		2007	2008	(Decrease)

Operating income	$110,362	$57,449	$(52,913)	(47.9)%	$57,449	$79,383	$21,934	38.2%
% of total consolidated net revenues	14.7%	7.2%	(7.5)	ppt.	7.2%	9.3%	2.1	ppt.

Audio Communications Group

Operating income	$99,851	$84,677	$(15,174)	(15.2)%	$84,677	$115,166	$30,489	36.0%
% of total segment net revenues	15.9%	12.5%	(3.4)	ppt.	12.5%	15.4%	2.9	ppt.

Audio Entertainment Group

Operating income (loss)	$10,511	$(27,228)	$(37,739)	(359.0)%	$(27,228)	$(35,783)	$(8,555)	31.4%
% of total segment net revenues	8.7%	(22.0)%	(30.7)	ppt.	(22.0)%	(33.0)%	(11.0)	ppt.

In fiscal 2008, compared to fiscal 2007, consolidated operating income increased due to higher net revenues and the 2.3 percentage point increase in gross profit in ACG, despite the absence of the $2.6 million gain on sale of land recognized in the first quarter of fiscal 2007 and restructuring and other related charges of $3.6 million recognized in the third and fourth quarters of fiscal 2008.  The improved operating results in ACG were partially offset by increased operating losses in AEG, primarily due to lower net revenues and gross profit and restructuring and other related charges.

In comparison to fiscal 2006, fiscal 2007 consolidated operating income decreased due to the 2.2 percentage point decrease in gross profit in ACG and increase in consolidated operating expenses of 2.6 percentage points as a percentage of revenue, primarily resulting from stock-based compensation charges of $16.9 million.  The increased expenses were partially offset by a $2.6 million pre-tax gain in the first quarter of fiscal 2007 due to the sale of land in Frederick, Maryland.

Operating margins may vary based on product mix shifts, product life cycles, and seasonality.   Until the product refresh in AEG is completed, we anticipate that the operating results for the AEG segment will reflect operating losses as the anticipated revenues will be insufficient to cover costs.

Interest and Other Income, Net

Consolidated
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2006	2007	(Decrease)		2007	2008	(Decrease)

Interest and other income (expense), net	$2,192	$4,089	$1,897	86.5%	$4,089	$5,854	$1,765	43.2%
% of total net revenues	0.3%	0.5%	0.2	ppt.	0.5%	0.7%	0.2	ppt.

In comparison to fiscal 2007, interest and other income (expense), net in fiscal 2008 increased primarily due to higher interest income as a result of higher average cash balances and higher average yields, and lower interest expense resulting from the repayment of our line of credit in the fourth quarter of fiscal 2007.

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

Income Tax Expense

Consolidated

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2006	2007	(Decrease)		2007	2008	(Decrease)

Income before income taxes	$112,554	$61,538	$(51,016)	(45.3)%	$61,538	$85,237	$23,699	38.5%
Income tax expense	31,404	11,395	(20,009)	(63.7)%	11,395	16,842	5,447	47.8%
Net income	$81,150	$50,143	$(31,007)	(38.2)%	$50,143	$68,395	$18,252	36.4%

Effective tax rate	27.9%	18.5%	(9.4)	ppt.	18.5%	19.8%	1.3	ppt.

In comparison to fiscal 2007, the increase in the effective rate for fiscal 2008 is primarily due to reduced federal tax credits in fiscal 2008 as the research credit was available for only nine months in fiscal 2008, compared to fifteen months in fiscal 2007 due to reinstatement of the credit retroactively to January 1, 2006.  We also benefited from a one-time solar credit in fiscal 2007.

In comparison to fiscal 2006, the decrease in the effective income tax rate in fiscal 2007 is primarily due to lower U.S. net income which was taxed at higher rates than our foreign income. The decline in U.S. net income was primarily due to the losses in AEG and stock-based compensation due to the adoption of SFAS No. 123R.   Stock-based compensation is proportionally higher in the U.S. than in our overseas locations which impacts our effective tax rate.

On April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. There were no material adjustments as a result of the adoption of FIN 48. At the adoption date, we had $12.4 million of unrecognized tax benefits, $9.8 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $2.6 million would be an adjustment to goodwill if recognized before April 1, 2009 prior to the adoption of SFAS No. 141R.  As of March 31, 2008, we had $12.4 million of unrecognized tax benefits all of which would favorably impact the effective tax rate in future periods if recognized.

Our effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the United States or internationally, a return to profitability for the AEG business, or a change in estimate of future taxable income which could result in a valuation allowance being required.

FINANCIAL CONDITION

The table below provides selected consolidated cash flow information, for the periods indicated:

	March 31,	March 31,	March 31,
(in thousands)	2006	2007	2008

Cash provided by operating activities	$78,348	$73,048	$102,900

Cash used for capital expenditures and other assets	(41,860)	(24,028)	(23,298)
Cash used for acquisitions	(165,393)	-	-
Cash provided by (used for) other investing activities	156,387	1,546	(18,850)
Cash used for investing activities	(50,866)	(22,482)	(42,148)

Cash provided by (used for) financing activities	$(36,558)	$(26,244)	$5,618

Cash Flows from Operating Activities

Cash flows from operating activities in fiscal 2008 consisted of net income of $68.4 million, non-cash charges of $44.7 million and working capital uses of cash of $10.2 million.  Non-cash charges consisted primarily of $28.5 million of depreciation and amortization, $16.0 million of stock-based compensation under SFAS No. 123(R), provision for excess and obsolete inventory of $7.8 million and restructuring and other related charges of $1.6 million.  Non-cash charges were partially offset by a $9.3 million non-cash benefit related to deferred income taxes.  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable.  Inventory increased to support higher overall volumes and the transition of manufacturing of consumer headsets to our manufacturing facility in Suzhou, China.  Inventory turns remained flat at 3.8 for fiscal 2007 and 2008.  Accounts receivable increased due to higher net revenues.  Days Sales Outstanding as of March 31, 2008 was 57 days compared to 53 days as of March 31, 2007.  Working capital sources of cash consisted primarily of increases in accrued liabilities and income taxes payable which fluctuate with the timing of payments.

Cash flows from operating activities in fiscal 2007 consisted of net income of $50.1 million, non-cash charges of $49.5 million and working capital uses of cash of $26.6 million.  Non-cash charges consisted primarily of $29.2 million of depreciation and amortization, $16.9 million of stock-based compensation under SFAS No. 123(R) and provision for excess and obsolete inventory of $14.6 million.  Non-cash charges were partially offset by non-cash benefits of $8.4 million related to deferred income taxes and a $2.5 million gain on the disposal of property, plant and equipment.  Working capital uses of cash consisted primarily of increases in inventory related to finished goods for Bluetooth and wireless office products and working capital sources of cash consisted primarily of a decrease in accounts receivable and an increase in accounts payable and accrued liabilities which fluctuate with the timing of payments.

Cash flows from operating activities in fiscal 2006 consisted of net income of $81.2 million, non-cash charges of $35.8 million and working capital uses of cash of $38.6 million.  Non-cash charges consisted primarily of $23.1 million of depreciation and amortization, and provision for excess and obsolete inventory of $10.4 million.  Working capital uses of cash consisted primarily of increases in inventory related to raw material purchases for manufacturing for our Bluetooth and wireless office products and an increase in accounts receivable.  Working capital sources of cash consisted primarily of an increase in accounts payable and income taxes payable which fluctuate with the timing of payments.

In fiscal 2008, compared to fiscal 2007, operating cash flow increased by $29.9 million.  The increase in cash provided by operations is primarily attributable to the increase in net income and decreased spending on inventory in fiscal 2008 compared to the prior year.  The remaining increase is attributable to fluctuations in accrued liabilities and income taxes payable related to the timing of payments.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels and timing of payments.

Cash Flows from Investing Activities

In fiscal 2008, net cash flows used for investing activities consisted of capital expenditures of $23.3 million primarily related building improvements at our corporate headquarters in Santa Cruz, CA and net purchases of short-term investments of $18.9 million.

Net cash flows used for investing activities in fiscal 2007 consisted of capital expenditures of $24.0 million primarily related to building improvements at our corporate headquarters in Santa Cruz, CA, expansion of a warehouse facility in Milford, Pennsylvania, and the purchase of machinery and equipment, tooling, computers and software and net purchases of short-term investments of $1.1 million, offset by $2.7 million related to the sale of land in Frederick, Maryland in the first quarter of fiscal 2007.

In fiscal 2006, net cash flows used in investing activities consisted of the payment of $165.4 million to purchase Altec Lansing and capital expenditures of $41.9 million, offset by net proceeds from short-term investments of $156.4 million.

As our business grows, we may need additional facilities and capital expenditures to support our growth.  We will continue to evaluate new business opportunities and new markets. If we pursue new opportunities or markets in areas in which we do not have existing facilities, we may need additional expenditures to support future expansion.

Cash Flows from Financing Activities

Net cash flows provided by financing activities in fiscal 2008 consisted of $9.8 million in proceeds from the exercise of employee stock options, $5.3 million in proceeds from the sale of treasury stock and $1.8 million of excess tax benefits from stock-based compensation, which was partially offset by dividend payments of $9.7 million and $1.5 million related to the repurchase of common stock.

In fiscal 2007, net cash flows used for financing activities consisted of $22.0 million related to the repayment of the line of credit which was fully repaid in the fourth quarter of fiscal 2007, $4.0 million related to the repurchase of common stock and dividend payments of $9.5 million.  This was partially offset by $4.9 million in proceeds from the sale of treasury stock, $3.3 million in proceeds from the exercise of employee stock options and $1.2 million of excess tax benefits from stock-based compensation.

Net cash flows used for financing activities in fiscal 2006 consisted of $70.4 million related to the repurchase of common stock, $23.0 million related to the repayment of the line of credit, and dividend payments of $9.5 million.  This was partially offset by $45.0 million in proceeds from the line of credit, $16.9 million in proceeds from the exercise of employee stock options and $4.3 million in proceeds from the sale of treasury stock.

On April 29, 2008, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on June 10, 2008 to stockholders of record on May 9, 2008.  We expect to continue our quarterly dividend of $0.05 per common share. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial condition and financial performance, as well as meeting conditions under our credit agreement.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion.  In fiscal 2008, we completed the construction of the new industrial design wing at our Santa Cruz, California headquarters building and spent $2.7 million on capital expenditures for this project compared to $2.8 million in the prior year.  We have also spent $1.2 million in capital expenditures for the construction of a new data center at our Santa Cruz, California headquarters which we began in the fourth quarter of fiscal 2008 and over $2.0 million for various IT projects compared to $9.6 million spent in the prior year to improve our manufacturing facility in Tijuana, Mexico.

In fiscal 2009, we expect to spend $27.0 to $32.0 million in capital expenditures, primarily consisting of various IT projects, tooling for new products, and completion of the new data center.

At March 31, 2008, we had working capital of $335.0 million, including $163.1 million of cash and cash equivalents, compared with working capital of $258.4 million, including $103.4 million of cash, cash equivalents and short-term investments at March 31, 2007.

We hold a variety of auction rate securities (“ARS”), primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education. Historically, these ARS investments have provided liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days. The recent uncertainties in the credit markets have affected all of our holdings, and, as a consequence, these investments are not currently liquid.  As a result, we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability to hold these ARS investments until a recovery of the auction process or until maturity. We have classified the entire ARS investment balance as long-term investments on our consolidated balance sheet as of March 31, 2008 because of our inability to determine when our investments in ARS will settle.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008 we determined there was a decline in the fair value of our ARS investments of $2.9 million, which was deemed temporary.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may incur further temporary impairment charges requiring us to record additional unrealized losses in other comprehensive income (loss).  We could also incur other-than-temporary impairment charges resulting in realized losses in our statement of operations which would reduce net income. We continue to monitor the market for ARS transactions and consider their impact, if any, on the fair value of our investments.

Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We have decided to modify our current investment strategy by limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

We have a $100.0 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010. The line of credit was fully repaid in the fourth quarter of fiscal 2007.  At March 31, 2008, we had no outstanding borrowings under the credit facility and our commitments under a letter of credit sub-facility were $0.4 million. The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory. The terms of the credit facility contain financial covenants that materially limit our ability to incur additional debt and pay dividends, among other matters.  It also requires us to maintain, in addition to a minimum annual net income, a maximum leverage ratio and a minimum quick ratio. These financial covenants may adversely affect us to the extent we cannot comply with them. We are currently in compliance with the financial covenants under the credit facility.

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

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great British Pound with put and call option contracts used as collars.  At each reporting period, we record the net fair value of our unrealized option contracts on the balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive income (loss), a separate element of stockholders’ equity.  Gains and losses associated with realized option contracts are recorded within revenue.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations that we were reasonably likely to incur as of March 31, 2008 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating leases	$16,317	$5,166	$7,913	$2,883	$355
Unconditional purchase obligations	110,687	110,687	-	-	-
Total contractual cash obligations	$127,004	$115,853	$7,913	$2,883	$355

Effective April 1, 2007, we adopted the provisions of FIN 48.  As of March 31, 2008, the liabilities for uncertain tax positions and related interest were $12.4 million and $1.7 million, respectively.  We do not anticipate material cash payments to be made within the next twelve months associated with our uncertain tax positions.

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

We believe our most critical accounting policies and estimates include the following:

·	Revenue Recognition
·	Investments
·	Allowance for Doubtful Accounts
·	Excess and Obsolete Inventory
·	Warranty
·	Goodwill and Intangibles
·	Income Taxes
·	Stock-Based Compensation Expense

Revenue Recognition

Revenue from sales of products to customers is recognized when the following criteria have been met:

·	title and risk of ownership are transferred to customers;
·	persuasive evidence of an arrangement exists;
·	the price to the buyer is fixed or determinable; and
·	collection is reasonably assured.

We recognize revenue net of estimated product returns and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs.

Estimated product returns are deducted from revenues upon shipment, based on historical return rates, assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates and other relevant factors.  Such estimates may need to be revised and could have an adverse impact on revenues if product lives vary significantly from management estimates, a particular selling channel experiences a higher than estimated return rate, or sell-through rates are slower causing inventory build-up.

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

Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period, estimates for what is due to resellers for estimated credits earned during the period and any adjustments for credits based on actual activity. If the actual payments exceed management’s estimates, this could result in an adverse impact on our revenues. Since management has historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon recognition of the related sale. In situations where management is unable to reliably estimate the amount of future price adjustments and product returns, we defer recognition of the revenue until the right to future price adjustments and product returns lapses, and we are no longer under any obligation to reduce the price or accept the return of the product.

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

Investments

The goals of our investment policy, in order of priority, are preservation of capital, maintenance of liquidity, diversification and maximization of after-tax investment income.  Investments are limited to investment grade securities with limitations by policy on the percent of the total portfolio invested in any one issue.  All of our investments are held in our name at a limited number of major financial institutions. Investments with remaining maturities greater than one year and Auction Rate Securities ("ARS") that we do not have the ability and intent to liquidate within the next twelve months are classified as long-term investments.  Investments classified as short-term are carried at fair value based upon quoted market prices at the end of the reporting period.  Investments classified as long-term are carried at fair value based on a discounted cash flow model.  All investments are classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.   The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income, net.

Impairment on investments is determined pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income for the applicable accounting period. In evaluating the impairment of any individual ARS, we classified such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Plantronics to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly perform credit evaluations of our customers’ financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customers' ability to pay. The allowance for doubtful accounts is reviewed quarterly and adjusted if necessary based on management’s assessments of customer’s ability to pay. If the financial condition of customers should deteriorate, additional allowances may be required, which could have an adverse impact on operating expenses.

Inventory and Related Reserves

Inventories are stated at the lower of cost or market.  Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

Costs such as idle facility expense, double freight, and re-handling costs are accounted for as current-period charges. Additionally, we allocate fixed production overheads to the costs of conversion based on the normal capacity of the production facilities. All shipping and handling costs incurred in connection with the sale of products are included in the cost of revenues.

If we believe that demand no longer allows us to sell our inventory above cost or at all, we write down that inventory to market or write-off excess and obsolete inventories.  Write-downs are determined by reviewing our demand forecast and by determining what inventory, if any, is not saleable. Our demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors. If our demand forecast is greater than our actual demand, and we fail to reduce our supply chain accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross profit.

At the point of inventory write-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Product Warranty Obligations

Management provides for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product.  The contractual terms may vary depending upon the geographic region in which the customer is located, the brand and type of product sold, and other conditions, which affect or limit the customers’ rights to return product under warranty.  Where specific warranty return rights are given to customers, management accrues for the estimated cost of those warranties at the time revenue is recognized. Generally, warranties start at the delivery date and continue for one or two years, depending on the type and brand, and the location in which the product was purchased.  Where specific warranty return rights are not given to the customer but where the customers are granted limited rights of return or discounts in lieu of warranty, management records these rights of return or discounts as adjustments to revenue.  In certain circumstances, we may sell product without warranty, and accordingly, no charge is taken for warranty.  Factors that affect the warranty obligation include sales terms, which obligate us to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures. Management assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on actual experience and changes in estimated future return rates.  If our estimates are less than the actual costs of providing warranty related services, we could be required to take additional warranty reserves, which would have a negative impact on our gross profit.

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

Goodwill and intangible assets with indefinite lives are not amortized. Management performs a review at least annually, or more frequently if indicators of impairment exist, to determine if the carrying values of goodwill and indefinite lived intangible assets are impaired.

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level. Such impairment tests for goodwill include comparing the fair value of a reporting unit with its carrying value, including goodwill.  The estimates of fair values of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows, discount rates, overall market growth and our percentage of that market and growth rates in terminal values, estimated costs, and other factors, which utilize historical data, internal estimates, and in some cases outside data. If the carrying value of the reporting unit exceeds management’s estimate of fair value, goodwill may become impaired, and the Company may be required to take an impairment charge, which would negatively impact our operating results. (See Note 7)

In performing the impairment test for intangible assets with indefinite useful lives, the Company compares the fair value of intangible assets with indefinite useful lives to its carrying value.  The fair value measurement of purchased intangible assets with indefinite lives involves the estimation of the fair value which is based on management assumptions about expected future cash flows, discount rates, growth rates, estimated costs and other factors which utilize historical data, internal estimates, and in some cases outside data.  If the carrying value of the indefinite useful life intangible asset exceeds management’s estimate of fair value, goodwill may become impaired, and the Company may be required to take an impairment charge which would negatively impact its operating results.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to ten years.    Long-lived assets, including intangible assets, are reviewed for impairment in accordance with SFAS No. 144, “Impairment of Long-Lived Assets,” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Such conditions may include an economic downturn or a change in the assessment of future operations.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. (See Note 8)

Income Taxes

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

We calculate the fair value of restricted stock-based on the fair market value of our stock on the date of grant. We calculate the fair value of stock options and employee stock purchase plan shares using the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

INTEREST RATE AND MARKET RISK

We had cash and cash equivalents totaling $94.1 million at March 31, 2007 compared to $163.1 million at March 31, 2008.  We had short-term investments of $9.2 million and zero at March 31, 2007 and 2008, respectively. Cash equivalents have a maturity when purchased of three months or less; short-term investments have a maturity of greater than three months, and are classified as available-for-sale.

We hold a variety of auction rate securities, or ARS, primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education. Historically these ARS investments have provided liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days, allowing us to either roll over our holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability to hold these ARS investments until a recovery of the auction process or until maturity. We have classified the entire ARS investment balance as long-term investments on our consolidated balance sheet as of March 31, 2008 because of our inability to determine when our investments in ARS will settle.  During the fourth quarter of fiscal 2008, we determined there was a decline in the fair value of our ARS investments of $2.9 million, which was deemed temporary.

The valuation of our ARS investments are subject to uncertainties that are difficult to predict. Factors that may impact their valuation include changes in interest rates, timing and amount of cash flows, and expected holding periods of the ARS.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may incur further temporary impairment charges requiring us to record additional unrealized losses in other comprehensive income (loss).  We could also incur other-than-temporary impairment charges resulting in realized losses in the consolidated statement of operations which would reduce net income. We continue to monitor the market for ARS transactions and consider their impact (if any) on the fair value of our investments.

As of April 26, 2008, we had no borrowings under the revolving credit facility and $0.5 million committed under the letter of credit sub-facility.  If we choose to borrow additional amounts under this facility in the future and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are engaged in a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. We hedge our balance sheet exposure by hedging Euro and Great British Pound denominated receivables, payables, and cash balances, and our economic exposure by hedging a portion of anticipated Euro and Great British Pound denominated sales; however, we can provide no assurance our strategy will be successfully implemented and that exchange rate fluctuations will not materially adversely affect our business in the future.

Non-designated Hedges

We hedge our Euro and Great British Pound denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

 The table below presents the impact of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of March 31, 2008 (in millions):

Currency - forward contracts	Position	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss)From 10% Depreciation of USD
Euro	Sell Euro	$24.9	$2.5	$(2.5)
Great British Pound	Sell GBP	12.3	1.2	(1.2)
Net position		$37.2	$3.7	$(3.7)

Cash Flow Hedges

Approximately 36%, 39%, and 39% of revenue in fiscal 2006, 2007, and 2008, respectively, was derived from sales outside of the United States, which were predominantly denominated in the Euro and the Great British Pound in each of the fiscal years.

As of March 31, 2008, we had foreign currency call option contracts of approximately €48.4 million and £18.7 million denominated in Euros and Great British Pounds, respectively. As of March 31, 2008, we also had foreign currency put option contracts of approximately €48.4 million and £18.7 million denominated in Euros and Great British Pounds, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign denominated sales. If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $9.9 million or a loss of $10.6 million.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges:

		FX	FX
		Gain (Loss)	Gain (Loss)
	USD Value	From 10%	From 10%
	of Net FX	Appreciation	Depreciation
Currency - option contracts	Contracts	of USD	of USD
Call options	$(109.0)	$5.9	$(9.8)
Put options	103.4	4.0	(0.8)
Net position	$(5.6)	$9.9	$(10.6)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	March 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$94,131	$163,091
Short-term investments	9,234	-
Accounts receivable, net	113,758	131,493
Inventory	126,605	127,088
Deferred income taxes	12,659	13,760
Other current assets	18,474	14,771
Total current assets	374,861	450,203
Long-term investments	-	25,136
Property, plant and equipment, net	97,259	98,530
Intangibles, net	100,120	91,511
Goodwill	72,825	69,171
Other assets	6,239	6,842
Total assets	$651,304	$741,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,956	$47,896
Accrued liabilities	54,025	67,318
Income taxes payable	12,476	-
Total current liabilities	116,457	115,214
Deferred tax liability	37,344	32,570
Long-term income taxes payable	-	14,137
Other long-term liabilities	696	852
Total liabilities	154,497	162,773

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value per share; 100,000 shares authorized, 66,641 shares and 67,295 shares issued at 2007 and 2008, respectively	666	673
Additional paid-in capital	340,661	369,655
Accumulated other comprehensive income (loss)	2,666	(3,581)
Retained earnings	550,165	608,849
	894,158	975,596
Less: Treasury stock (common: 18,576 and 18,351 shares at 2007 and 2008, respectively) at cost	(397,351)	(396,976)
Total stockholders' equity	496,807	578,620
Total liabilities and stockholders' equity	$651,304	$741,393

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2006	2007	2008
Net revenues	$750,394	$800,154	$856,286
Cost of revenues	424,140	491,339	507,181
Gross profit	326,254	308,815	349,105
Operating expenses:
Research, development and engineering	62,798	71,895	76,982
Selling, general and administrative	153,094	182,108	189,156
Restructuring and other related charges	-	-	3,584
Gain on sale of land	-	(2,637)	-
Total operating expenses	215,892	251,366	269,722
Operating income	110,362	57,449	79,383
Interest and other income, net	2,192	4,089	5,854
Income before income taxes	112,554	61,538	85,237
Income tax expense	31,404	11,395	16,842
Net income	$81,150	$50,143	$68,395

Net income per share - basic	$1.72	$1.06	$1.42

Shares used in basic per share calculations	47,120	47,361	48,232

Net income per share - diluted	$1.66	$1.04	$1.39

Shares used in diluted per share calculations	48,788	48,020	49,090

Cash dividends declared per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,150	$50,143	$68,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,083	29,151	28,486
Stock-based compensation	1,161	16,919	15,992
Provision for (benefit from) doubtful accounts	1,518	(288)	(232)
Provision for excess and obsolete inventories	10,424	14,551	7,776
Deferred income taxes	(4,595)	(8,430)	(9,313)
Income tax benefit associated with stock option exercises	4,141	501	1,459
Excess tax benefit from stock-based compensation	-	(1,208)	(1,763)
Loss (gain) on disposal of property, plant, and equipment, net	69	(2,535)	253
Impairment of intangible assets	-	800	517
Non-cash restructuring charges	-	-	1,557
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(15,093)	4,538	(19,196)
Inventory	(26,670)	(35,140)	(8,273)
Other assets	1,368	(5,334)	(3,100)
Accounts payable	5,349	1,382	(2,060)
Accrued liabilities	(4,938)	8,712	8,731
Income taxes payable	1,381	(714)	13,671
Cash provided by operating activities	78,348	73,048	102,900

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of short-term investments	604,510	311,439	328,285
Purchase of short-term investments	(448,123)	(312,560)	(347,135)
Acquisitions of Altec Lansing and Octiv, net of cash acquired	(165,393)	-	-
Proceeds from the sale of land	-	2,667	-
Capital expenditures and other assets	(41,860)	(24,028)	(23,298)
Cash used for investing activities	(50,866)	(22,482)	(42,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(70,395)	(4,021)	(1,542)
Proceeds from sale of treasury stock	4,333	4,886	5,346
Proceeds from issuance of common stock	16,916	3,266	9,762
Proceeds from line of credit	45,000	-	-
Repayment of line of credit	(22,957)	(22,043)	-
Payment of cash dividends	(9,455)	(9,540)	(9,711)
Excess tax benefit from stock-based compensation	-	1,208	1,763
Cash (used for) provided by financing activities	(36,558)	(26,244)	5,618
Effect of exchange rate changes on cash and cash equivalents	(619)	1,106	2,590
Net (decrease) increase in cash and cash equivalents	(9,695)	25,428	68,960
Cash and cash equivalents at beginning of year	78,398	68,703	94,131

Cash and cash equivalents at end of year	$68,703	$94,131	$163,091

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,094	$632	$100
Income taxes	$32,156	$24,836	$13,027

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

					Accumulated
					Other			Total
			Additional	Deferred	Compre-			Stock-
	Common Stock		Paid-In	Stock-Based	hensive	Retained	Treasury	holders'
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Stock	Equity
Balances at March 31, 2005	48,430	$651	$293,735	$(2,220)	$1,583	$437,867	$(325,897)	$405,719
Net income	-	-	-	-	-	81,150	-	81,150
Foreign currency translation adjustments	-	-	-	-	(1,132)	-	-	(1,132)
Unrealized gain on hedges, net of tax	-	-	-	-	3,183	-	-	3,183
Comprehensive income								83,201
Exercise of stock options	884	8	16,905	-	-	-	-	16,913
Issuance of restricted common stock	276	3	7,540	(7,540)	-	-	-	3
Cash dividends declared	-	-	-	-	-	(9,455)	-	(9,455)
Stock-based compensation	-	-	-	1,161	-	-	-	1,161
Income tax benefit associated with stock options	-	-	4,141	-	-	-	-	4,141
Purchase of treasury stock	(2,198)	-	-	-	-	-	(70,395)	(70,395)
Sale of treasury stock	146	-	3,443	-	-	-	890	4,333
Balances at March 31, 2006	47,538	662	325,764	(8,599)	3,634	509,562	(395,402)	435,621
Net income	-	-	-	-	-	50,143	-	50,143
Foreign currency translation adjustments	-	-	-	-	2,006	-	-	2,006
Unrealized loss on hedges, net of tax	-	-	-	-	(2,974)	-	-	(2,974)
Comprehensive income								49,175
Exercise of stock options	331	3	3,262	-	-	-	-	3,265
Issuance of restricted common stock	79	1	-	-	-	-	-	1
Repurchase of restricted common stock	(39)	-	-	-	-	-	-	-
Cash dividends declared	-	-	-	-	-	(9,540)	-	(9,540)
Reclassification of unamortized stock-based compensation upon adoption of SFAS 123(R)	-	-	(8,599)	8,599	-	-	-	-
Stock-based compensation	-	-	16,919	-	-	-	-	16,919
Income tax benefit associated with stock options	-	-	501	-	-	-	-	501
Purchase of treasury stock	(175)	-	-	-	-	-	(4,021)	(4,021)
Sale of treasury stock	331	-	2,814	-	-	-	2,072	4,886
Balances at March 31, 2007	48,065	666	340,661	-	2,666	550,165	(397,351)	496,807
Net income	-	-	-	-	-	68,395	-	68,395
Foreign currency translation adjustments	-	-	-	-	1,053	-	-	1,053
Unrealized loss on hedges, net of tax	-	-	-	-	(4,436)	-	-	(4,436)
Unrealized loss on long-term investments, net of tax					(2,864)			(2,864)
Comprehensive income								62,148
Exercise of stock options	576	6	9,755	-	-	-	-	9,761
Issuance of restricted common stock	113	1	-	-	-	-	-	1
Repurchase of restricted common stock	(35)	-	-	-	-	-	-	-
Cash dividends declared	-	-	-	-	-	(9,711)	-	(9,711)
Stock-based compensation	-	-	15,992	-	-	-	-	15,992
Income tax benefit associated with stock options	-	-	(182)	-	-	-	-	(182)
Purchase of treasury stock	(82)	-	-	-	-	-	(1,542)	(1,542)
Sale of treasury stock	307	-	3,429	-	-	-	1,917	5,346
Balances at March 31, 2008	48,944	$673	$369,655	$-	$(3,581)	$608,849	$(396,976)	$578,620

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Plantronics, Inc. (“Plantronics” or “the Company”) is a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand.  The Company is also a leading manufacturer and marketer of high quality docking audio products, computer and home entertainment sound systems, and a line of headphones for personal digital media under the Altec Lansing brand.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Plantronics and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Segment Information

The Company has two reportable segments, Audio Communications Group (“ACG”) and Audio Entertainment Group (“AEG”).  (See Note 17)

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2008 ended on March 29, 2008, fiscal year 2007 ended on March 31, 2007, and fiscal year 2006 ended on April 1, 2006.  Each fiscal year consisted of 52 weeks.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31.

Financial Instruments

The carrying values of certain of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Cash and Cash Equivalents

All highly liquid investments with original or remaining maturities of three months or less at the date of purchase are classified as cash equivalents.

Investments

The goals of the Company's investment policy, in order of priority, are preservation of capital, maintenance of liquidity, diversification, and maximization of after-tax investment income.  Investments are limited to investment grade securities with limitations by policy on the percent of the total portfolio invested in any one issue.  All of the Company’s investments are held in the Company’s name at a limited number of major financial institutions. Investments with remaining maturities greater than one year and Auction Rate Securities ("ARS") that the Company does not have the ability and intent to liquidate within the next twelve months are classified as long-term investments.  Investments classified as short-term are carried at fair value based upon quoted market prices at the end of the reporting period.  Investments classified as long-term are carried at fair value based on a discounted cash flow model.  All investments are classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.   The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income, net.

Impairment on investments is determined pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income for the applicable accounting period. In evaluating the impairment of any individual ARS, the Company classified such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Plantronics to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Plantronics regularly performs credit evaluations of its customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts is reviewed quarterly and adjusted if necessary based on management’s assessments. If the financial condition of customers should deteriorate, additional allowances may be required which could have an adverse impact on operating expenses.

Inventory and Related Reserves

Inventories are stated at the lower of cost or market.  Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

Costs such as idle facility expense, double freight, and re-handling costs are accounted for as current-period charges. Additionally, the Company allocates fixed production overheads to the costs of conversion based on the normal capacity of the production facilities.  All shipping and handling costs incurred in connection with the sale of products are included in the cost of revenues.

If the Company believes that demand no longer allows the Company to sell inventory above cost or at all, management writes down that inventory to market or writes-off excess and obsolete inventories. Write-downs are determined by reviewing the Company’s demand forecast and by determining what inventory, if any, is not saleable. The Company’s demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors. If the Company’s demand forecast is greater than actual demand, it could be required to write down additional inventory, which would have a negative impact on the Company’s gross profit.

At the point of inventory write-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Product Warranty Obligations

The Company provides for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product.  The contractual terms may vary depending upon the geographic region in which the customer is located, the brand and type of product sold, and other conditions, which affect or limit the customers’ rights to return product under warranty.  Where specific warranty return rights are given to customers, management accrues for the estimated cost of those warranties at the time revenue is recognized. Generally, warranties start at the delivery date and continue for one or two years, depending on the type and brand, and the location in which the product was purchased.  Where specific warranty return rights are not given to the customer but where the customers are granted limited rights of return or discounts in lieu of warranty, management records these rights of return or discounts as adjustments to revenue.  In certain circumstances, the Company may sell product without warranty, and accordingly, no charge is taken for warranty.  Factors that affect the warranty obligation include sales terms, which obligate the Company to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures. Management assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on the actual experience and changes in estimates of future return rates.

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

Goodwill and intangible assets with indefinite lives are not amortized. Management performs a review at least annually, or more frequently if indicators of impairment exist, to determine if the carrying values of goodwill and indefinite lived intangible assets are impaired.

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  The identification and measurement of goodwill impairment involves the estimation of  fair value at the Company’s reporting unit level. Such impairment tests for goodwill include comparing the fair value of a reporting unit with its carrying value, including goodwill.  The estimates of fair values of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows, discount rates, growth rates, estimated costs, and other factors, which utilize historical data, internal estimates, and in some cases outside data. If the carrying value of the reporting unit exceeds management’s estimate of fair value, goodwill may become impaired, and the Company may be required to take an impairment charge, which would negatively impact our operating results. (See Note 7)

In performing the impairment test for intangible assets with indefinite useful lives, the Company compares the fair value of intangible assets with indefinite useful lives to its carrying value.  The fair value measurement of purchased intangible assets with indefinite lives involves the estimation of the fair value which is based on management assumptions about expected future cash flows, discount rates, growth rates, estimated costs and other factors which utilize historical data, internal estimates, and in some cases outside data.  If the carrying value of the indefinite useful life intangible asset exceeds management’s estimate of fair value, goodwill may become impaired, and the Company may be required to take an impairment charge which would negatively impact its operating results.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to ten years.    Long-lived assets, including intangible assets, are reviewed for impairment in accordance with SFAS No. 144, “Impairment of Long-Lived Assets,” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Such conditions may include an economic downturn or a change in the assessment of future operations.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. (See Note 8)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is principally calculated using the straight-line method over the estimated useful lives of the respective assets, which range from one to 30 years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.  Depreciation and amortization expense for fiscal 2006, 2007 and 2008 was $16.1 million, $20.8 million and $20.3 million, respectively.

Costs associated with internal-use software are recorded in accordance with Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Capitalized software costs are amortized on a straight-line basis over the estimated useful life.  Unamortized capitalized software costs were $5.6 million and $7.2 million at March 31, 2007 and 2008, respectively.  The amounts amortized to expense were $3.6 million, $3.1 million, and $2.4 million in fiscal 2006, 2007 and 2008, respectively.

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

Estimated product returns are deducted from revenues upon shipment, based on historical return rates, assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates and other relevant factors.  Such estimates may need to be revised and could have an adverse impact on revenues if product lives vary significantly from management estimates, a particular selling channel experiences a higher than estimated return rate, or sell-through rates are slower causing inventory build-up.

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

Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period, estimates for what is due to resellers for estimated credits earned during the period and any adjustments for credits based on actual activity. If the actual payments exceed management’s estimates, this could result in an adverse impact on the Company’s revenues. Since management has historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, the Company recognizes revenue, net of projected allowances, upon recognition of the related sale. In situations where management is unable to reliably estimate the amount of future price adjustments and product returns, the Company defers recognition of the revenue until the right to future price adjustments and product returns lapses, and the Company is no longer under any obligation to reduce the price or accept the return of the product.

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

Advertising Costs

Plantronics expenses all advertising costs as incurred. Advertising expense for the years ended March 31, 2006, 2007 and 2008 was $18.2 million, $13.2 million and $9.9 million, respectively.

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

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  There were no material adjustments as a result of the adoption of FIN 48. At the adoption date, the Company had $12.4 million of unrecognized tax benefits, $9.8 million of which would affect income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $2.6 million would be an adjustment to goodwill if recognized before April 1, 2009 prior to the adoption of SFAS No. 141R.  As of March 31, 2008, the Company had $12.4 million of unrecognized tax benefits all of which would favorably impact the effective tax rate in future periods if recognized.

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

Earnings Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, less common stock subject to repurchase.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period.  Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options, the vesting of restricted stock awards and from withholdings associated with the Company’s employee stock purchase plan, which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.  (See Note 16)

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to income, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. Accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated as cash flow hedges, net of tax and unrealized gains and losses related to the Company’s investments, net of tax.

Foreign Operations and Currency Translation

The functional currency of the Company’s foreign sales and marketing offices, except for the Netherlands entity, is the local currency of the respective operations. For these foreign operations, the Company translates assets and liabilities into U.S. dollars using period-end exchange rates in effect as of the balance sheet date and translates revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders' equity in the accompanying consolidated balance sheets.

The functional currency of the Company’s European finance, sales and logistics headquarters in the Netherlands, sales office, warehouse and distribution center in Hong Kong, sales office and warehouse in Japan, and manufacturing facilities in Tijuana, Mexico and Suzhou, China and foreign research and development facilities, is the U.S. dollar. For these foreign operations, assets and liabilities denominated in foreign currencies are re-measured at the period-end or historical rates, as appropriate. Revenues and expenses are re-measured at average monthly rates which the Company believes to be a fair approximation of actual rates. Currency transaction gains and losses are recognized in current operations.

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

The Company elected to apply the modified prospective transition adoption method as provided by SFAS No. 123(R), and consequently, previously reported amounts have not been restated. Under this method, compensation expense for share-based payments include: (a) compensation expense for all stock-based payment awards granted prior to but not yet vested as of April 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS  No. 123, and (b) compensation expense for all stock-based payment awards granted or modified on or after April 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The estimated fair value of the Company’s stock-based awards is amortized over the vesting period of the awards on a straight-line basis. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures.  Previously, under SFAS No. 123, the Company recorded forfeitures as they occurred.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term securities, long-term investments, and trade receivables. Plantronics’ investment policies for cash limit investments to those that are short-term and low risk and also limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.  With the recent uncertainties in the credit markets, the Company has classified all of its ARS investments as long-term since these investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  All of the ARS investments are investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition.  Cash equivalents have a maturity when purchased, of three months or less; short-term securities have a maturity, when purchased, of greater than three months. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets. Plantronics performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.

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

Other Guarantees and Obligations

As permitted and/or required under Delaware law and to the maximum extent allowable under that law, the Company has agreements whereby it indemnifies its current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. These indemnifications are valid as long as the director or officer acted in good faith and in a manner that a reasonable person believed to be in, or not opposed to, the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that may, within the coverage afforded by the policy, limit its exposure and enable it to recover a portion of any future amounts paid.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.   In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”. In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of  SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for the Company beginning on April 1, 2008. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning April 1, 2009 and will apply prospectively to any business combinations completed on or after that date, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 1, 2009, regardless of the date of the original business combination.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective in the first quarter of fiscal year 2010. The Company is evaluating the impact that this statement will have, if any, on its consolidated financial statements.

4.	INVESTMENTS

The following table presents the Company’s investments at March 31, 2007 and 2008:

(in thousands)	Balances at March 31, 2007				Balances at March 31, 2008
	Cost	Unrealized	Accrued	Fair	Cost	Unrealized	Accrued	Fair
	Basis	Gain(Loss)	Interest	Value	Basis	Gain(Loss)	Interest	Value
Short-term investments:
Auction rate securities	$9,150	$-	$84	$9,234	$-	$-	$-	$-
Total short-term investments	9,150	-	84	9,234	-	-	-	-
Long-term investments:	-	-	-	-	-	-	-	-
Auction rate securities	-	-	-	-	28,000	(2,864)	-	25,136
Total long-term investments	-	-	-	-	28,000	(2,864)	-	25,136
Total short-term and long-term investments	$9,150	$-	$84	$9,234	$28,000	$(2,864)	$-	$25,136

At March 31, 2007 and 2008, all of the Company’s investments were classified as available-for-sale and consisted of ARS.   The Company holds a variety of ARS, primarily comprised of interest bearing state sponsored student loan revenue bonds. Historically these ARS investments have provided liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days, allowing the Company to either roll over the holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2029 to 2039. All of the ARS investments are investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability to hold these ARS investments until a recovery of the auction process or until maturity. The Company has classified the entire ARS investment balance as long-term investments on its consolidated balance sheet as of March 31, 2008 because of the Company’s inability to determine when its investments in ARS will settle.

Historically, the fair value of ARS investments has approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008 the Company determined there was a decline in the fair value of its ARS investments of $2.9 million, which was deemed temporary.  The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Plantronics to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  The Company recorded a full valuation allowance against the associated deferred tax asset due to the uncertainty in realizing this asset.

The Company did not incur any realized gains or losses in the years ended March 31, 2006, 2007, and 2008.

5.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	March 31,
(in thousands)	2007	2008

Accounts receivable, net:

Accounts receivable	$149,731	$171,611
Less: provisions for returns, promotions and rebates	(30,895)	(38,383)
Less: allowance for doubtful accounts	(5,078)	(1,735)
	$113,758	$131,493

Inventory, net:

Purchased parts	$57,406	$36,081
Work in process	6,268	3,611
Finished goods	62,931	87,396
	$126,605	$127,088

Property, plant and equipment, net:

Land	$8,630	$8,647
Buildings and improvements (useful life 7-30 years)	64,693	70,518
Machinery and equipment (useful life 2-10 years)	120,619	131,779
Construction in progress	5,622	6,071
	199,564	217,015
Less: accumulated depreciation and amortization	(102,305)	(118,485)
	$97,259	$98,530

Accrued liabilities:

Employee compensation and benefits	$20,574	$25,089
Warranty accrual	7,240	10,441
Accrued advertising and sales and marketing	5,104	5,762
Accrued other	21,107	26,026
	$54,025	$67,318

Changes in the warranty obligation, which are included as a component of accrued liabilities on the consolidated balance sheets, are as follows:

(in thousands)

Warranty obligation at March 31, 2006	$6,276
Warranty provision relating to products shipped during the year	15,946
Deductions for warranty claims processed	(14,982)
Warranty obligation at March 31, 2007	7,240
Warranty provision relating to products shipped during the year	22,095
Deductions for warranty claims processed	(18,894)
Warranty obligation at March 31, 2008	$10,441

6.	ACQUISITIONS

Octiv, Inc.

On April 4, 2005, Plantronics completed the acquisition of Octiv, Inc. (“Octiv”), a privately held company, for $7.8 million in cash  including $0.4 million of direct acquisition costs pursuant to the terms of an Agreement and Plan of Merger dated March 28, 2005.  Octiv was merged into the Company subsequent to the acquisition and its name was changed to Volume Logic™, Inc. (“Volume Logic”). The results of operations of Volume Logic have been included in the Company’s consolidated results of operations beginning on April 4, 2005.

As a result of the acquisition, the Company recorded goodwill of $2.2 million which was allocated to the ACG segment and is not deductible for tax purposes.  In addition, the Company recorded $4.5 million of intangible assets related to the purchase of existing technologies which was estimated to have a useful life of ten years and is being amortized on a straight-line basis to cost of revenues.

Altec Lansing Technologies, Inc.

On August 18, 2005, the Company completed the acquisition of Altec Lansing Technologies, Inc., a privately-held Pennsylvania corporation (“Altec Lansing”) for a cash purchase price including acquisition costs of approximately $165 million.  The Company paid for the acquisition by drawing down $45.0 million on its credit facility and the remainder was paid using its cash and cash equivalents and short-term investments.  The results of operations of Altec Lansing have been included in the Company’s consolidated results of operations beginning on August 18, 2005.

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

Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. Goodwill arises as a result of, among other factors, future unidentified new products, new technologies and new customers as well as the implicit value of future cost savings as a result of the combining of entities.  The goodwill arising from this acquisition was allocated to the AEG segment and is not deductible for tax purposes under Internal Revenue Code Section 197.

The fair value and estimated useful lives (amortization period) of identifiable intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life

Existing technology	$24,200	6 years
OEM relationships	700	7 years
Customer relationships	17,600	8 years
Trade name - inMotion	5,000	8 years
Trade name - Altec Lansing	59,100	Not amortized
In-process technology	900	Fully expensed in the second fiscal quarter of 2006

Total	$107,500

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

Pro forma	Fiscal Year Ended March 31,
(in thousands except per share data)	2006

Net revenues	$806,893
Operating income	$118,922
Net income	$84,107
Basic net income per common share	$1.78
Diluted net income per common share	$1.72

As Reported	Fiscal Year Ended March 31,
(in thousands except per share data)	2006

Net revenues	$750,394
Operating income	$110,362
Net income	$81,150
Basic net income per common share	$1.72
Diluted net income per common share	$1.66

7.	GOODWILL

The changes in the carrying value of goodwill during the fiscal years ended March 31, 2007 and 2008 by segment were as follows:

(in thousands)	Audio Communications Group	Audio Entertainment Group	Consolidated

Balance at March 31, 2006	$11,214	$63,863	$75,077
Carrying value adjustments	-	(2,252)	(2,252)
Balance at March 31, 2007	$11,214	$61,611	$72,825
Re-allocation of goodwill	2,902	(2,902)	-
Carrying value adjustments	-	(3,654)	(3,654)
Balance at March 31, 2008	$14,116	$55,055	$69,171

During fiscal 2007, the Company adjusted the fair value of the property, plant and equipment and inventory acquired, and wrote-off an accrual for direct acquisition costs relating to the purchase of Altec Lansing.  In addition, as a result of the merger of Altec Lansing into Plantronics in the third quarter of fiscal 2007, Altec Lansing’s effective tax rate decreased, resulting in a reduction of deferred tax liabilities that were originally recorded for differences in book and tax bases of acquired intangible assets.  These adjustments resulted in a reduction of goodwill of $2.3 million.

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of the Altec branded headsets from the AEG segment to the ACG segment; as a result, the related goodwill of $2.9 million was transferred from AEG to ACG.  During fiscal 2008, the Company adjusted deferred tax account balances and long-term tax payable accounts related to the purchase of Altec Lansing.  The adjustments to the deferred tax assets and long term payable account of $1.0 million and $2.6 million respectively, resulted in a reduction of goodwill of $3.6 million.

In the fourth quarter of fiscal 2008, the Company completed the annual impairment test, which indicated that there was no impairment. There were also no events or changes in circumstances during the fiscal year ended March 31, 2008, which triggered an impairment review.  However, if forecasted revenue and margin growth rates of the AEG segment are not achieved, it is reasonably possible that an impairment review may be triggered prior to the next annual review in the fourth quarter of fiscal 2009. If a triggering event causes an impairment review to be required before the next annual review, it is not possible to determine if an impairment charge would result or if such charge would be material.

8.	INTANGIBLES

The following tables present changes in the carrying value of acquired intangible assets:

	Gross	Accumulated	Net	Useful
March 31, 2007 (in thousands)	Amount	Amortization	Amount	Life

Technology	$30,960	$(9,431)	$21,529	6-10 years
In-process technology	996	(996)	-	Immediate
State contracts	1,300	(975)	325	7 years
Patents	1,420	(876)	544	7 years
Customer relationships	18,133	(4,108)	14,025	3-8 years
Trademarks	300	(225)	75	7 years
Trade name - inMotion	5,000	(1,016)	3,984	8 years
Trade name - Altec Lansing	59,100	-	59,100	Indefinite
OEM relationships	700	(162)	538	7 years
Non-compete agreements	200	(200)	-	5 years
Total	$118,109	$(17,989)	$100,120

	Gross	Accumulated	Net	Useful
March 31, 2008 (in thousands)	Amount	Amortization	Amount	Life

Technology	$30,160	$(13,883)	$16,277	6-10 years
In-process technology	996	(996)	-	Immediate
State contracts	1,300	(1,161)	139	7 years
Patents	1,420	(1,079)	341	7 years
Customer relationships	18,133	(6,308)	11,825	3-8 years
Trademarks	300	(268)	32	7 years
Trade name - inMotion	5,000	(1,641)	3,359	8 years
Trade name - Altec Lansing	59,100	-	59,100	Indefinite
OEM relationships	700	(262)	438	7 years
Non-compete agreements	200	(200)	-	5 years
Total	$117,309	$(25,798)	$91,511

The aggregate amortization expense relating to intangible assets for fiscal 2006, 2007 and 2008 was $6.5 million, $8.3 million and $8.1 million, respectively.

In the fourth quarter of fiscal 2008, the Company completed the annual impairment test of the Altec Lansing trade name, which indicated that there was no impairment.  Due to the recent performance of the AEG segment if forecasted revenue and margin growth rates are not achieved, it is reasonably possible that an impairment review may be triggered for purchased intangible assets with indefinite lives prior to the next annual review in the fourth quarter of fiscal 2009.  It is also reasonably possible that an impairment review may be triggered for the remaining intangible assets associated with Altec Lansing.  The net book value of these intangible assets as of March 31, 2008 was $88.3 million.  It is not possible to determine whether, if an impairment review is required, an impairment charge would result or if such charge would be material.

During the fourth quarter of fiscal 2007, we reorganized ACG’s Volume Logic business and discontinued development work on a key product. We also determined during our annual planning process in the fourth quarter that our revenue estimates for Volume Logic products would be lower in the near term than anticipated at the acquisition date in fiscal 2006.  As a result of these combined triggering events, the Company began a review of the recoverability of its Volume Logic-related intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. The Company determined that the Volume Logic acquired technology intangible assets representing anticipated license revenue had no remaining value and wrote off the remaining carrying value of $0.8 million in cost of revenues.

During the second quarter of fiscal 2008, the Company made a decision to terminate AEG’s Professional Audio product line in order to focus on its core product categories.  As a result of this triggering event, the Company reviewed the recoverability of the Professional Audio asset grouping including the related technology intangible asset.  Other than disposing of the remaining inventory, the Company expects no further cash flows from the Professional Audio product line.  The Company determined that the intangible asset had no remaining value and wrote off the remaining carrying value of $0.5 million in cost of revenues.

The estimated future amortization expense for each fiscal year subsequent to fiscal 2008 is as follows:

Estimated amortization expense
Fiscal Year Ending March 31,
2009	$7,872
2010	7,412
2011	7,368
2012	4,787
2013	3,213
Thereafter	1,759
Total estimated amortization expense	$32,411

9.      RESTRUCTURING AND OTHER RELATED CHARGES

In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, to shut down a related Hong Kong research and development, sales and procurement office and to consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  The selling, general and administrative functions of AEG in China will also be consolidated with those of ACG through-out the Asia-Pacific region.  These actions will result in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  In the third quarter of fiscal 2008, the production line at the Dongguan, China facility was shut down.  This restructuring plan is part of a strategic initiative designed to reduce fixed costs by outsourcing the majority of AEG manufacturing to the network of qualified contract manufacturers already in place.   The plan will proceed in phases and is expected to be complete in the third quarter of fiscal 2009.

The Company recorded the restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and SFAS No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS No. 112”).  During fiscal 2008, the Company recorded $3.6 million in restructuring and other related charges.

The following table summarizes the Company’s restructuring activities (in thousands):

	Severance and Benefits	Facilities and Equipment	Other	Total

Restructuring and other related charges	$1,272	$1,519	$793	$3,584
Cash	(980)	-	(241)	(1,221)
Non-cash	-	(1,519)	(38)	(1,557)
Restructuring accrual at March 31, 2008	$292	$-	$514	$806

The restructuring accrual is included in accrued liabilities in the Company’s consolidated balance sheet.

In November 2007, 730 employees were notified for termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of March 31, 2008, 672 employees have been terminated.

Including the $3.6 million recognized in fiscal 2008, the Company expects to record total restructuring charges of approximately $4.0 to $4.5 million, consisting of $1.6 million for the write-off of facilities and equipment and accelerated depreciation, $1.4 million for severance and benefits, and $1.0 to $1.5 million in professional and administrative fees.  We expect to incur restructuring and other related charges of $0.4 to $0.9 million in fiscal 2009.

10.	BANK LINE OF CREDIT

The Company has a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010.   The Company repaid the line of credit in the fourth quarter of fiscal 2007.  At March 31, 2007 and 2008, there were no outstanding balances on the line of credit and $1.4 million and $0.4 million committed under the letter of credit sub-facility, respectively.

Borrowings under the line of credit are subject to certain financial covenants and restrictions that materially limit the Company’s ability to incur additional debt and pay dividends, among other matters.  The Company is currently in compliance with the financial covenants under this agreement.

11.	COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS. The Company leases certain equipment and facilities under operating leases expiring in various years through 2016. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2008 are as follows (in thousands):

Fiscal Year Ending March 31,

2009	$5,166
2010	3,923
2011	3,060
2012	930
2013	945
Thereafter	2,293
Total minimum future rental payments	$16,317

Total rent expense for operating leases was approximately $4.6 million, $5.1 million, and $6.4 million in fiscal 2006, 2007, and 2008, respectively.

EXISTENCE OF RENEWAL OPTIONS. Certain operating leases provide for renewal options for periods from one to three years. In the normal course of business, operating leases are generally renewed or replaced by other leases.

CLAIMS AND LITIGATION. The Company is presently engaged in various legal actions arising in the normal course of business including six class action lawsuits recently filed against the Company alleging that our Bluetooth headsets may cause noise-induced hearing loss. Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the United States District Court for the Eastern District of Texas.  Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the United States District Court, Central District of California.  Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the United States District Court, Middle District of Florida.  Ralph Cook vs. Plantronics, Inc. was filed on February 8, 2007 in the United States District Court for the Eastern District of Virginia.  Randy Pierce vs. Plantronics, Inc. was filed on January 10, 2007 in the United States District Court for the Eastern District of Arkansas.  Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles.  The complaints state that they do not seek damages for personal injury to any individual.  These complaints seek various remedies, including injunctive relief requiring the Company to include certain additional warnings with its Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset.  Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution.  The federal cases have been consolidated for all pre-trial purposes in the United States District Court for the Central District of Los Angeles before Judge Fischer.  The California State Court case was dismissed by the plaintiffs.  The parties have provided a limited amount of discovery to each other.  The defendants have filed a motion to dismiss which is likely to be heard in mid-August 2008.

On May 13, 2008 a lawsuit was filed against the Company in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company infringed certain patents owned by Clear With Computers, LLC. These patents involve various business practices commonly used on Websites such as supply chain and sales methods, sales and marketing systems, and inventory systems. The complaint seeks various remedies including injunctions, damages, and costs.

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

12.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	March 31,
(in thousands)	2007	2008

Accumulated unrealized loss on cash flow hedges, net of tax	$(1,407)	$(5,843)

Accumulated unrealized loss on long-term investments, net of tax	-	(2,864)

Accumulated foreign currency translation adjustments	4,073	5,126

	$2,666	$(3,581)

The Company established a valuation allowance of $1.1 million during fiscal 2008 related to the temporary decline in fair market value of its ARS under SFAS No. 115 which was recorded to other comprehensive income.

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

On October 2, 2005, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which the Company may, from time to time, purchase shares, depending on market conditions, in the open market or privately negotiated transactions.  During the year ended March 31, 2007, we repurchased the remaining 175,000 shares of common stock in the open market at a total cost of $4.0 million and an average price of $22.98 per share under this repurchase program.  As of March 31, 2007, there were no remaining shares authorized for repurchase.  On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under a new share repurchase program.  During fiscal 2008, we repurchased 81,500 shares of our common stock in the open market at a total cost of $1.5 million and an average price of $18.92 per share.  As of March 31, 2008, there were 918,500 remaining shares authorized for repurchase.  Through employee benefit plans, we reissued 331,348 treasury shares for proceeds of $4.9 million during the year ended March 31, 2007 and 306,607 treasury shares for proceeds of $5.3 million during the year ended March 31, 2008.

In fiscal 2007 and 2008, the Company paid quarterly cash dividends of $0.05 per share resulting in total dividends of $9.5 million and $9.7 million in each year, respectively.

Under the Company’s current credit facility agreement, the Company has the ability to declare dividends so long as the aggregate amount of all such dividends declared or paid and common stock repurchased or redeemed in any four consecutive fiscal quarter periods shall not exceed 75% of the amount of cumulative consolidated net income in the eight consecutive fiscal quarter periods ending with the fiscal quarter immediately preceding the date as of which the applicable distributions occurred. The Company is currently in compliance with the financial covenants and the dividend provision under this agreement. The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

On April 29, 2008, the Company announced that the Board of Directors had declared the Company’s sixteenth quarterly cash dividend of $0.05 per share of the Company’s common stock, payable on June 10, 2008 to stockholders of record on May 9, 2008.

Stock Option Plans

Employee Stock Plan

 In June 2003, the Board of Directors and stockholders approved the Plantronics Inc. Parent Corporation 2003 Stock Plan (the "2003 Stock Plan"). Under the 2003 Stock Plan, 6,800,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were cumulatively reserved since inception for issuance to employees, directors and consultants of Plantronics. Under the 2003 Stock Plan, the Company may not grant more than 20% of the 1,000,000 shares initially reserved for issuance as Restricted Stock Awards and Restricted Stock Units.  On August 17, 2007, 1.7 million shares were added to the plan.  We have amended the Plan to provide that awards of restricted stock and restricted stock units with a per share or per unit purchase price lower than 100% of fair market value on the grant date will be counted against the total number of shares issuable under the Plan as 2.5 shares for every 1 share subject thereto. The 2003 Stock Plan has a term of 10 years (unless amended or terminated earlier by the Board of Directors), provides for incentive stock options as well as nonqualified stock options to purchase shares of common stock, and is due to expire in September 2013.  At March 31, 2008, options to purchase 3,929,014 shares of common stock were outstanding under and 2,107,359 shares were available for future grant under the 2003 Stock Plan.

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

In September 1993, the Board of Directors approved the Plantronics Inc. Parent Corporation 1993 Stock Option Plan (the "1993 Stock Option Plan"). Under the 1993 Stock Option Plan, 22,927,726 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were reserved cumulatively since inception for issuance to employees and consultants of Plantronics. The 1993 Stock Option Plan, which provided for incentive stock options as well as nonqualified stock options to purchase shares of common stock, had a term of 10 years and the ability to grant new options under this 1993 Stock Option Plan expired in September 2003.  At March 31, 2008, options to purchase 4,491,143 shares of common stock were outstanding under the 1993 Stock Option Plan.

Options granted subsequent to September 2007 generally vested over a three-year period.  Options granted prior to June 1999 and after September 2004 but before October 2007 generally vested over a four-year period and those options granted subsequent to May 1999 but before October 2004 generally vested over a five-year period. In July 1999, the Stock Option Plan Committee was authorized to make option grants to employees who are not senior executives pursuant to guidelines approved by the Compensation Committee and subject to quarterly reporting to the Compensation Committee.

Directors’ Stock Option Plan

In September 1993, the Board of Directors adopted a Directors' Stock Option Plan (the "Directors' Option Plan") and has reserved cumulatively since inception a total of 300,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) for issuance to non-employee directors of Plantronics. The Directors' Option Plan provides that each non-employee director shall be granted an option to purchase 12,000 shares of common stock at the date on which the person becomes a new director. Annually thereafter, each continuing non-employee director shall be automatically granted an option to purchase 3,000 shares of common stock. At the end of fiscal year 2008, options to purchase 90,000 shares of common stock were outstanding under the Directors' Option Plan. All options were granted at fair market value and generally vest over a four-year period.   The ability to grant new options under the Directors’ Option Plan expired by its terms in September 2003, and Directors may participate in the 2003 Stock Option Plan.

In August 2005, the Board of Directors reserved 145,000 shares for the issuance of stock awards to Altec Lansing employees (the “Inducement Plan”).  Subsequent to the Altec Lansing acquisition, the Company granted 129,000 stock options to purchase shares of common stock at a weighted average exercise price of $33.49, which was equal to the fair value of the underlying stock on the grant date.  The Company also issued 5,000 shares of restricted stock to Altec Lansing employees with a purchase price of $0.01 per share under the Inducement Plan.  At March 31, 2008, options to purchase 51,082 shares of common stock were outstanding and the remaining shares of common stock under the Inducement Plan were not available for future grants as the reservation of such shares was subsequently canceled.

Employee Stock Purchase Plan

On June 10, 2002, the Board of Directors of Plantronics approved the 2002 Employee Stock Purchase Plan (the "2002 ESPP"), which was approved by the stockholders on July 17, 2002, to provide certain employees with an opportunity to purchase common stock through payroll deductions.   On August 17, 2007, 0.4 million shares were added to the plan.  The plan qualifies under Section 423 of the Internal Revenue Code. Under the 2002 ESPP, which is effective through June 2012, the purchase price of Plantronics’ common stock is equal to 85% of the lesser of the fair market value of Plantronics’ common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. Each offering period is six months long.  There were 91,886, 242,530 and 238,844 shares issued under the 2002 ESPP in fiscal 2006, 2007 and 2008, respectively.  At March 31, 2008, there were 289,530 shares reserved for future issuance under the ESPP.

Stock Options

The following is a summary of the Company’s stock option activity during fiscal 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2007	9,033	$26.17
Options granted	772	$26.85
Options exercised	(576)	$16.94		$5,519
Options forfeited or expired	(668)	$32.98
Outstanding at March 31, 2008	8,561	$26.32	4.12	$3,363
Exercisable at March 31, 2008	6,510	$26.80	3.63	$3,304

Options outstanding as of March 31, 2008 include 8.2 million shares that are vested or expected to vest with a weighted average exercise price of $26.39, a weighted average remaining contractual life of 4.06 years and an aggregate intrinsic value of $3.4 million.  The total cash received from employees as a result of employee stock option exercises during fiscal 2008 was $9.8 million.  The Company settles employee stock option exercises with newly issued common shares approved by stockholders for inclusion in the 1993 Stock Plan or the 2003 Stock Plan.

Restricted Stock

The following is a summary of the Company’s restricted stock award activity during the fiscal 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2007	287	$27.09
Granted	113	$27.17
Vested	(77)	$27.59
Forfeited	(35)	$28.90
Non-vested at March 31, 2008	288	$26.77

The total fair value of restricted stock awards vested during the year ended March 31, 2008 was $2.1 million.

Stock-Based Compensation

The following table summarizes the amount of stock-based compensation expense recorded under SFAS No. 123(R), included in the consolidated statements of operations:

	Fiscal Year Ended March 31,
(in thousands, except per share data)	2007	2008

Cost of revenues	$2,908	$2,474

Research, development and engineering	3,835	3,552
Selling, general and administrative	10,176	9,966
Stock-based compensation expense included in operating expenses	14,011	13,518

Total stock-based compensation	16,919	15,992

Income tax benefit	(5,599)	(5,173)

Total stock-based compensation expense, net of tax	$11,320	$10,819

Decrease in basic and diluted earnings per share	$0.24	$0.22

As of March 31, 2008, total unrecognized compensation cost related to unvested stock options was $18.2 million which is expected to be recognized over a weighted average period of 2.3 years.  Total unrecognized compensation cost related to non-vested restricted stock awards was $6.9 million as of March 31, 2008 which is expected to be recognized over a weighted average period of 3.1 years and there was $0.5 million of unrecognized compensation cost related to the ESPP as of March 31, 2008 that is expected to be fully recognized during the next two fiscal quarters.  As a result of adopting SFAS No. 123(R) on April 2, 2006, our basic and diluted net income per share for fiscal 2007 was $0.24 lower than had we continued to account for stock-based compensation under APB No. 25.

Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method as prescribed in APB 25, to account for all stock-based employee compensation plans and had adopted the disclosure-only alternative of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”).   Consistent with the disclosure provisions of SFAS No. 148, the pro forma information for the year ended March 31, 2006 had the Company applied the fair value recognition provisions under SFAS 123 to account for stock-based awards was as follows:

Fiscal Year Ended
(in thousands, except per share data)	March 31, 2006

Net income - as reported	$81,150
Add stock-based employee compensation expense included in net income, net of tax	748
Less stock-based compensation expense determined under fair value-based method, net of tax	(11,967)
Net income - pro forma	$69,931

Basic net income per share - as reported	$1.72
Basic net income per share - pro forma	$1.48
Diluted net income per share - as reported	$1.66
Diluted net income per share - pro forma	$1.43

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model. The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
Fiscal Year Ended March 31,	2006	2007	2008	2006	2007	2008
Expected volatility	53.1%	42.1%	39.6%	34.0%	43.4%	45.3%
Risk-free interest rate	4.2%	4.7%	4.0%	4.4%	5.2%	3.4%
Expected dividends	0.7%	1.0%	0.8%	0.6%	1.2%	0.9%
Expected life (in years)	4.9	4.2	4.2	0.5	0.5	0.5
Weighted-average grant date fair value	$14.79	$7.60	$9.35	$8.67	$4.74	$6.20

Prior to the adoption of SFAS No. 123(R), the Company used historical volatility in deriving its expected volatility assumption. The expected stock price volatility for the year ended March 31, 2007 and 2008 was determined based on an equally weighted average of historical and implied volatility. Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock. The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

13.	EMPLOYEE BENEFIT PLANS

Subject to eligibility requirements, substantially all ACG employees, with the exception of direct labor and certain executives, participate in quarterly cash profit sharing plans. The profit sharing benefits are based on ACG’s results of operations before interest and taxes, adjusted for other items. The profit sharing is calculated and paid quarterly. Profit sharing payments are allocated to employees based on each participating employee's base salary as a percent of all participants' base salaries.  Eligible ACG employees in the U.S. may defer a portion of their profit sharing under the 401(k) plan.

The profit sharing plan provides for the distribution of 5% of quarterly profits to qualified employees.  Total profit sharing payments were $3.8 million, $3.6 million and $4.4 million for fiscal 2006, 2007 and 2008, respectively.

The Company has a 401(k) plan that matches 50% of the first 6% of compensation and provides a non-elective company contribution equal to 3% of base salary.  Total Company 401(k) contributions were $2.9 million in fiscal 2006 and pertained only to ACG employees.  Prior to fiscal 2007, AEG had a 401(k) plan that matched 50% of the first 4% of compensation.  Total AEG 401(k) contributions were $0.2 million from the acquisition date of August 18, 2005 through March 31, 2006, which included a rollover of all outstanding AEG balances.  Effective January 1, 2007, the AEG 401(k) plan was merged into the company’s existing 401(k) plan.  Total Company contributions in fiscal 2007 and 2008 for both the ACG and AEG segments were $3.2 million and $3.8 million, respectively.

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

As of March 31, 2008, the Company had foreign currency forward contracts of €15.8 million and £6.2 million denominated in Euros and Great British Pounds. As of March 31, 2007, the Company had foreign currency forward contracts of €25.7 million and £6.2 denominated in Euros.

 The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent, at March 31, 2008 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	15,800	$24,897	Sell Euro	1 month
GBP	6,200	12,323	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of $1.2 million in fiscal 2006 and net gains of $2.3 million and $0.9 million in fiscal 2007 and 2008, respectively.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated Euro and Great British Pound denominated sales from ACG. The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of SFAS No. 133.  The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into net revenues when the hedged exposure affects earnings.  Any ineffective portions of related gains or losses are recorded in the statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes. As of March 31, 2007, the Company had foreign currency put and call option contracts of approximately €57.0 million and £16.3 million. As of March 31, 2008, it had foreign currency put and call option contracts of approximately €48.4 million and £18.7 million.

In fiscal 2006, 2007, and 2008, realized gains (losses) of  $2.2 million, $(2.9) million and $(3.9) million on cash flow hedges were recognized in net revenues in the consolidated statements of operations.  The Company expects to reclassify the entire amount of $5.8 million of losses accumulated in other comprehensive income (loss) to net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

15.	INCOME TAXES

Income tax expense for fiscal 2006, 2007 and 2008 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2006	2007	2008

Current:
Federal	$26,789	$12,587	$10,096
State	4,221	1,976	2,443
Foreign	5,860	6,158	9,242
Total current provision for income taxes	36,870	20,721	21,781

Deferred:
Federal	(4,042)	(7,419)	(3,210)
State	(1,328)	(1,045)	(778)
Foreign	(96)	(862)	(951)
Total deferred benefit for income taxes	(5,466)	(9,326)	(4,939)

Provision for income taxes	$31,404	$11,395	$16,842

The following is a reconciliation between statutory federal income taxes and the total provision for income taxes:

(in thousands)	Fiscal Year Ended March 31,
	2006	2007	2008
Tax expense at statutory rate	$39,394	$21,538	$29,833
Foreign operations taxed at different rates	(9,962)	(9,646)	(13,868)
State taxes, net of federal benefit	2,063	930	1,665
Research and development credit	(941)	(1,978)	(814)
Other, net	850	551	26

Provision for income taxes	$31,404	$11,395	$16,842

The effective tax rate for fiscal 2006, 2007 and 2008 was 27.9%, 18.5% and 19.8%, respectively.  The effective tax rate for fiscal 2008 is higher than the previous year primarily due to reduced federal tax credits in fiscal 2008 as the research credit was available for only nine months in fiscal 2008, compared to fifteen months in fiscal 2007 due to reinstatement of the credit retroactively to January 1, 2006.  The Company also benefited from a one-time solar credit in fiscal 2007.  These factors resulted in the overall rate of 19.8% for fiscal year 2008.

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

Pre-tax earnings of our foreign subsidiaries were $45.6 million, $54.4 million and $65.3 million for fiscal years 2006, 2007 and 2008, respectively. Permanently reinvested foreign earnings were approximately $317.5 million at March 31, 2008. The determination of the tax liability that would be incurred if these amounts were remitted back to the United States is not practical.

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2007	2008

Accruals and other reserves	$11,784	$12,249
Deferred state tax	523	422
Deferred foreign tax	352	685
Net operating loss carryover	2,658	3,293
Stock compensation	4,219	6,314
Other deferred tax assets	684	3,325
Valuation allowance	-	(1,088)
Total deferred tax assets	20,220	25,200

Deferred gains on sales of properties	(2,223)	(2,160)
Purchased intangibles	(37,791)	(36,871)
Unremitted earnings of certain subsidiaries	(3,064)	(3,064)
Other deferred tax liabilities	(1,827)	(1,915)
Total deferred tax liabilities	(44,905)	(44,010)

Net deferred tax asset (liabilities)	$(24,685)	$(18,810)

The Company established a valuation allowance of $1.1 million during fiscal 2008 related to the temporary decline in fair market value of its ARS under SFAS No. 115.  The valuation allowance was recorded to other comprehensive income.

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  There were no material adjustments as a result of the adoption of FIN 48. At the adoption date, the Company had $12.4 million of unrecognized tax benefits, $9.8 million of which would affect income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $2.6 million would be an adjustment to goodwill if recognized before April 1, 2009 prior to the adoption of SFAS No. 141R.  As of March 31, 2008, the Company had $12.4 million of unrecognized tax benefits all of which would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of unrecognized tax benefits from April 1, 2007 to March 31, 2008 is as follows:

(in thousands)	Gross Unrecognized Income Tax Benefits
Balance at April 1, 2007	$12,456
Increase of unrecognized tax benefits related to prior years	396
Increase of unrecognized tax benefits related to the current year	2,977
Decrease of unrecognized tax benefits related to settlements	(3,156)
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(237)
Balance at March 31, 2008	$12,436

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The interest related to unrecognized tax benefits as of March 31, 2008 is approximately $1.7 million, $0.8 million of which was recorded in fiscal 2008.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits related to various jurisdictions may be reduced as a result of the lapse of the applicable statute of limitations by the end of fiscal 2009. The Company anticipates a reduction of $1.4 million during the first quarter of fiscal 2009 but cannot reasonably estimate any additional reductions beyond that. Any such reduction could be impacted by other changes in unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  The Company’s U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2003 and 2004, respectively.   Foreign income tax matters for material tax jurisdictions have been concluded through tax years before 2003, except for the United Kingdom, which has been concluded through fiscal 2005, and Germany and France which have been concluded through fiscal 2006.

16.	COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except earnings per share)	Fiscal Year Ended March 31,
	2006	2007	2008

Net income	$81,150	$50,143	$68,395

Weighted average shares-basic	47,120	47,361	48,232
Dilutive effect of employee equity incentive plans	1,668	659	858
Weighted average shares-diluted	$48,788	$48,020	$49,090

Earnings per share-basic	$1.72	$1.06	$1.42

Earnings per share-diluted	$1.66	$1.04	$1.39

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	2,504	5,931	5,791

17.	SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

The Company evaluates its operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”).  Plantronics’ President and Chief Executive Officer is considered the Company’s chief operating decision maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to and assesses the performance of each operating segment using several metrics including information about segment revenues, gross profit, operating income (loss) before interest and other income, net and income tax expense, and certain product line information.  Plantronics has two reportable operating segments, ACG and AEG.  ACG represents the original Plantronics business as operated prior to the acquisition of Altec Lansing in the second quarter of fiscal 2006, except as described below.  AEG represents the Altec Lansing business since the date of acquisition on August 18, 2005, and certain research, development, and engineering initiatives, which commenced at the beginning of the first quarter of fiscal 2006.

The results of the reportable segments are derived directly from our internal management reporting system.  The accounting policies used to derive operating segment results are substantially the same as those used by the consolidated Company.

Financial data for each reportable segment for the fiscal years ended March 31, 2006, 2007 and 2008 is as follows:

	Fiscal Year Ended March 31,
(in thousands)	2006	2007	2008

Net revenues

Audio Communications Group	$629,725	$676,514	$747,935
Audio Entertainment Group	120,669	123,640	108,351
Consolidated net revenues	$750,394	$800,154	$856,286

Gross profit

Audio Communications Group	$289,288	$295,480	$344,072
Audio Entertainment Group	36,966	13,335	5,033
Consolidated gross profit	$326,254	$308,815	$349,105

Operating income (loss)

Audio Communications Group	$99,851	$84,677	$115,166
Audio Entertainment Group	10,511	(27,228)	(35,783)
Consolidated operating income	$110,362	$57,449	$79,383

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of the Altec Lansing branded PC headsets from the AEG segment to the ACG segment, and as a result, effective July 1, 2007, the revenue and resulting gross profit from all PC headsets is now included in the ACG reporting segment within the Gaming and Computer Audio category.  Because AEG has not historically tracked costs and expenses by product line below material cost, prior period segment financial data has not been restated as it is impracticable to determine product line information down to the gross margin or operating income level for periods prior to the second quarter of fiscal 2008.  Net revenues and gross profit for ACG and AEG for the year ended March 31, 2008 under the old basis of segment reporting would have been:

Fiscal Year Ended
(in thousands)	March 31, 2008

Net revenues

Audio Communications Group	$742,155
Audio Entertainment Group	114,131
Consolidated net revenues	$856,286

Gross profit

Audio Communications Group	$341,999
Audio Entertainment Group	7,106
Consolidated gross profit	$349,105

Audio Communications Group

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles. Major product categories include “Office and Contact Center”, which includes corded and cordless communication headsets, audio processors and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes PC and gaming headsets; and “Other”, which includes specialty products such as Clarity products marketed for hearing impaired individuals.  The following table presents net revenues by product group within ACG:

	Fiscal Year Ended March 31,
(in thousands)	2006	2007	2008

Net revenues from unaffiliated customers:
Office and contact center	$446,524	$475,323	$519,958
Mobile	119,333	146,859	171,880
Gaming and computer audio	35,656	30,162	33,612
Other specialty products	28,212	24,170	22,485
Total segment net revenues	$629,725	$676,514	$747,935

Audio Entertainment Group

AEG is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  Major product categories include “Docking  Audio”, which includes all speakers, whether AC or battery-powered, that work with portable digital players such as iPod and other MP3 players and “PC Audio”, which includes self-powered speaker systems used for computers and other multi-media application systems.  “Other” includes headphones and home audio systems.  Currently, all the revenues in AEG are derived from sales of Altec Lansing products.  The following table presents net revenues by product group within AEG:

	Fiscal Year Ended March 31,
(in thousands)	2006	2007	2008

Net revenues from unaffiliated customers:
Docking audio	$70,878	$61,068	$55,399
PC audio	40,515	52,922	46,652
Other	9,276	9,650	6,300
Total segment net revenues	$120,669	$123,640	$108,351

Major Customers

No customer accounted for 10% or more of total net revenues for fiscal years 2006, 2007 and 2008, nor did any one customer account for 10% or more of accounts receivable at March 31, 2007 or March 31, 2008.

Geographic Information

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization.  The following table presents net revenues and long-lived assets by geographic area:

	Fiscal Year Ended March 31,
(in thousands)	2006	2007	2008

Net sales from unaffiliated customers:
United States	$483,513	$490,551	$521,148

Europe, Middle East and Africa	178,315	195,090	214,621
Asia Pacific	47,921	59,927	62,742
Americas, excluding United States	40,645	54,586	57,775
Total International	266,881	309,603	335,138
Total consolidated net revenues	$750,394	$800,154	$856,286

Property, plant and equipment, net:
United States		$48,356	$54,490
China		25,817	23,191
Mexico		12,734	11,321
Other countries		10,352	9,528
		$97,259	$98,530

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2006[1]	2006	2006	2007
	(in thousands, except income per share)

Net revenues	$195,069	$194,934	$215,435	$194,716
Gross profit	$75,599	$76,895	$80,851	$75,470
Net income	$12,291	$12,525	$15,190	$10,137
Basic net income per common share	$0.26	$0.27	$0.32	$0.21
Diluted net income per common share	$0.25	$0.26	$0.32	$0.21
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

	Quarter Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2007[1]	2007	2007[2]	2008[2,3]
	(in thousands, except income per share)

Net revenues	$206,495	$208,224	$232,824	$208,743
Gross profit	$83,546	$84,456	$93,757	$87,346
Net income	$14,975	$16,522	$19,108	$17,790
Basic net income per common share	$0.31	$0.34	$0.39	$0.37
Diluted net income per common share	$0.31	$0.34	$0.39	$0.36
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Each of the Company’s fiscal years ends on the Saturday closest to the last day of March.  The Company’s current and prior fiscal years consist of 52 weeks and each fiscal quarter consists of 13 weeks.  Our interim fiscal quarters for the first, second, third and fourth quarter of fiscal 2007 ended on July 1, 2006, September 30, 2006, December 30, 2006 and March 31, 2007, respectively, and our interim fiscal quarters for the first, second, third and fourth quarter of fiscal 2008 ended on June 30, 2007, September 29, 2007, December 29, 2007 and March 29, 2008, respectively. For purposes of presentation, the Company has indicated its accounting year ended on March 31 and our interim quarterly periods as ending on the applicable month end.

[1]	In the first quarter of fiscal 2007, the Company sold a parcel of land in Frederick, Maryland and recorded a gain of $2.6 million on the sale of this property.

[2]
In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, to shut down a related Hong Kong research and development, sales and procurement office and to consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  As a result of these activities, $2.9 million and $0.7 million in restructuring and other related charges was recorded in the third and fourth quarters of fiscal 2008, respectively.

[3]
In the fourth quarter of fiscal 2008, the Company recorded adjustments to foreign currency gains and losses recognized in prior periods, a correction of depreciation expense and income tax expense related to prior periods, and a reversal of an allowance for customer discounts recorded in a prior period.  The impact of these adjustments on fourth quarter income from operations, net income, and net income per share was a decrease of $0.2 million, a decrease of $1.9 million, and a decrease of $0.04, respectively.  The Company and its Audit Committee believe that such amounts are not material to the current and previously reported financial statements.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of internal control over financial reporting, management has concluded that, as of March 31, 2008 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 29, 2008, which appears on page 84.

/s/ Ken Kannappan Ken Kannappan President and Chief Executive Officer May 27, 2008	/s/ Barbara Scherer Barbara Scherer Senior Vice President—Finance & Administration and Chief Financial Officer May 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at March 29, 2008 and March 31, 2007 and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in accordance with the adoption of SFAS 123(R), the Company changed the manner in which it accounts for share-based compensation in the year ended March 31, 2007. Also, as discussed in Note 2 to the consolidated financial statements, effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109.

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

San Jose, California

May 27, 2008

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

Changes in internal control over financial reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” on page 82 of this Form 10-K.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One -- Election of Directors" in our definitive 2008 Proxy Statement for the annual meeting of stockholders to be held on July 23, 2008 (“2008 Proxy Statement”), expected to be filed with the Securities and Exchange Commission on or about June 4, 2008 is incorporated in this Item 10 by reference. For information regarding the identification and business experience of our executive officers, see "Employees" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information regarding the standing audit committee and names of the financial expert(s) in the audit committee, under the caption "Audit Committee" under the main caption "Proposal One -- Election of Directors" in our 2008 Proxy Statement is incorporated into this Item 10 by reference. Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement is incorporated into this Item 10 by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” under the main caption “Proposal Three – Approval of an Increase in Shares Issuable Under the 2002 Employee Stock Purchase Plan” and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2008 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Director Independence" in the 2008 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption "Proposal Four" in our 2008 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)	Financial Statement Schedules.

PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended March 31, 2006	$3,820	$1,971	$(425)	$5,366
Year ended March 31, 2007	5,366	1,590	(1,878)	5,078
Year ended March 31, 2008	5,078	(232)	(3,111)	1,735

Warranty reserves:
Year ended March 31, 2006	5,970	12,594	(12,288)	6,276
Year ended March 31, 2007	6,276	15,946	(14,982)	7,240
Year ended March 31, 2008	$7,240	$22,095	$(18,894)	$10,441

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
May 27, 2008
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

Signature	Title	Date

/s/ Ken Kannappan (Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2008

/s/ Barbara Scherer (Barbara Scherer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 27, 2008

/s/ Marv Tseu (Marv Tseu)	Chairman of the Board and Director	May 27, 2008

/s/ Brian Dexheimer (Brian Dexheimer)	Director	May 27, 2008

/s/ Gregg Hammann (Gregg Hammann)	Director	May 27, 2008

/s/ John Hart (John Hart)	Director	May 27, 2008

/s/ Marshall Mohr (Marshall Mohr)	Director	May 27, 2008

/s/ Roger Wery (Roger Wery)	Director	May 27, 2008

EXHIBITS INDEX

Exhibit Number	Description of Document

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

14	Worldwide Code of Business Conduct and Ethics (incorporated herein by reference from Exhibit (14) of the Registrant's Current Report on Form 10-K, filed on May 31, 2005).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.