Form 10-Q
period 2008-06-28
PLANTRONICS INC /CA/
filed 2008-08-06
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of July 25, 2008, 48,925,009 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	June 30,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$163,091	$190,188
Accounts receivable, net	131,493	130,530
Inventory	127,088	136,974
Deferred income taxes	13,760	13,763
Other current assets	14,771	13,623
Total current assets	450,203	485,078
Long-term investments	25,136	24,205
Property, plant and equipment, net	98,530	98,231
Intangibles, net	91,511	89,505
Goodwill	69,171	69,171
Other assets	6,842	6,429
Total assets	$741,393	$772,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,896	$63,032
Accrued liabilities	67,318	60,352
Income taxes payable	-	2,416
Total current liabilities	115,214	125,800
Deferred tax liability	32,570	31,494
Long-term income taxes payable	14,137	12,982
Other long-term liabilities	852	824
Total liabilities	162,773	171,100

Stockholders' equity:
Common stock	673	674
Additional paid-in capital	369,655	375,958
Accumulated other comprehensive loss	(3,581)	(2,770)
Retained earnings	608,849	626,893
	975,596	1,000,755
Less: Treasury stock, at cost	(396,976)	(399,236)
Total stockholders' equity	578,620	601,519
Total liabilities and stockholders' equity	$741,393	$772,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2008
Net revenues	$206,495	$219,164
Cost of revenues	122,949	128,285
Gross profit	83,546	90,879
Operating expenses:
Research, development and engineering	19,488	19,695
Selling, general and administrative	46,111	48,398
Restructuring and other related charges	-	375
Total operating expenses	65,599	68,468
Operating income	17,947	22,411
Interest and other income, net	1,334	1,540
Income before income taxes	19,281	23,951
Income tax expense	4,306	3,457
Net income	$14,975	$20,494

Net income per share - basic	$0.31	$0.42

Shares used in basic per share calculations	47,835	48,679

Net income per share - diluted	$0.31	$0.42

Shares used in diluted per share calculations	48,681	49,245

Cash dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,975	$20,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,102	7,123
Stock-based compensation	4,113	4,268
Provision for doubtful accounts	36	-
Provision for excess and obsolete inventories	5,388	1,327
Benefit from deferred income taxes	(3,472)	(2,004)
Income tax benefit associated with stock option exercises	120	272
Excess tax benefit from stock-based compensation	(380)	(212)
Loss on disposal of property, plant, and equipment	7	-

Changes in assets and liabilities:
Accounts receivable, net	(7,983)	993
Inventory	(15,037)	(11,213)
Other assets	213	117
Accounts payable	(3,034)	15,136
Accrued liabilities	4,675	(5,375)
Income taxes payable	6,128	3,083
Cash provided by operating activities	12,851	34,009

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	66,185	-
Purchase of short-term investments	(70,260)	-
Capital expenditures and other assets	(6,322)	(4,790)
Cash used for investing activities	(10,397)	(4,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(2,369)
Proceeds from sale of treasury stock	375	371
Proceeds from issuance of common stock	1,889	2,036
Payment of cash dividends	(2,407)	(2,450)
Excess tax benefit from stock-based compensation	380	212
Cash provided by (used for) financing activities	237	(2,200)
Effect of exchange rate changes on cash and cash equivalents	271	78
Net increase in cash and cash equivalents	2,962	27,097
Cash and cash equivalents at beginning of period	94,131	163,091
Cash and cash equivalents at end of period	$97,093	$190,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the March 31, 2008 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed with the SEC on May 27, 2008.  The results of operations for the interim period ended June 30, 2008 are not indicative of the results to be expected for the entire fiscal year and any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company has two reportable segments, Audio Communications Group (“ACG”) and Audio Entertainment Group (“AEG”).  Management allocates resources to and assesses the performance of each operating segment using several metrics including information about segment revenues, gross profit (loss), operating income (loss) and certain product line information.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current and prior fiscal years consist of 52 weeks and each fiscal quarter consists of 13 weeks.  The current fiscal year ends on March 28, 2009, and the prior fiscal year ended on March 29, 2008.  The Company’s interim periods for the first quarters of fiscal 2008 and 2009 ended on June 30, 2007 and June 28, 2008, respectively.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

Certain financial statement reclassifications have been made to the prior period amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”)  Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), only with respect to financial assets and liabilities recognized at fair value on a recurring basis.  SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.   In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”. In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The partial adoption of SFAS No. 157 has not had a material impact on the Company’s consolidated financial statements.

Under SFAS No. 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date;

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Note 4 for information and related disclosures regarding the Company’s fair value measurements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) became effective April 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  The Company does not have any instruments for which it has elected the fair value option.  Therefore, SFAS No. 159 has not impacted the Company’s consolidated financial statements.

Effective April 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of EITF Issue No. 06-11 did not have a significant impact on the Company’s consolidated financial statements.

Effective April 1, 2008, the Company adopted EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expense the payments when the research and development activities are performed. The adoption of EITF Issue No. 07-3 did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning April 1, 2009 and will apply prospectively to any business combinations completed on or after that date, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 1, 2009, regardless of the date of the original business combination.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective in the first quarter of fiscal year 2010. The Company is evaluating the impact that this statement will have, if any, on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The Company is evaluating the impact, if any, that FSP 142-3 will have, if any, on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method.  FSP EITF 03-6-1 is effective for the Company beginning April 1, 2009.  All prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted.  The Company is evaluating the impact of the adoption of FSP EITF 03-6-1, if any, to its consolidated financial statements.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31,	June 30,
(in thousands)	2008	2008

Inventory, net:
Raw materials	$36,081	$39,631
Work in process	3,611	4,075
Finished goods	87,396	93,268
	$127,088	$136,974

Accrued liabilities:
Employee compensation and benefits	$25,089	$22,911
Warranty accrual	10,441	11,419
Accrued advertising and sales and marketing	5,762	4,632
Accrued other	26,026	21,390
	$67,318	$60,352

Changes in the warranty obligation, which are included as a component of accrued liabilities on the condensed consolidated balance sheets, are as follows (in thousands):

Warranty obligation at March 31, 2008	$10,441
Warranty provision relating to products shipped during the period	5,896
Deductions for warranty claims processed during the period	(4,918)
Warranty obligation at June 30, 2008	$11,419

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table represents the Company’s investments at March 31, 2008 and June 30, 2008:

(in thousands)	Balances at March 31, 2008				Balances at June 30, 2008
	Cost Basis	Unrealized Gain(Loss)	Accrued Interest	Fair Value	Cost Basis	Unrealized Gain(Loss)	Accrued Interest	Fair Value
Long-term investments:
Auction rate securities	$28,000	$(2,864)	$-	$25,136	$28,000	$(3,795)	$-	$24,205
Total long-term investments	$28,000	$(2,864)	$-	$25,136	$28,000	$(3,795)	$-	$24,205

At June 30, 2008 and March 31, 2008, all of the Company’s investments were classified as available-for-sale and consisted of Auction Rate Securities (“ARS”).  The Company did not incur any realized gains or losses in the three months ended June 30, 2008 or 2007.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$145,512	-	-	$145,512
Derivative assets	-	144	-	144
Auction rate securities	-	-	24,205	24,205
Total assets measured at fair value	$145,512	$144	$24,205	$169,861

Derivative liabilities	$49	$4,775	$-	$4,824

Level 1 assets and liabilities consist of money market funds and derivative foreign currency forward contracts that are traded in an active market with sufficient volume and frequency of transactions.  Fair value is measured based on the quoted market price of these securities.

Level 2 assets and liabilities consist of derivative foreign currency call and put option contracts.  Fair value is determined using a Black-Scholes valuation model using inputs that are observable in the market.

Level 3 assets consist of auction rate securities (“ARS”), primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education. Historically, these ARS investments have provided liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days. The recent uncertainties in the credit markets have affected all of our holdings, and, as a consequence, these investments are not currently liquid.  As a result, the Company will not be able to access these funds until either a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition. The Company currently has the ability to hold these ARS investments until a recovery of the auction process or until maturity. The Company has classified the entire ARS investment balance as long-term investments on its consolidated balance sheet as of June 30, 2008 and March 31, 2008 because of the Company’s inability to determine when its investments in ARS will settle.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of ARS no longer approximates par value.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008, consistent with March 31, 2008.  The key assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Based on this assessment of fair value, as of June 30, 2008 the Company determined there was a further decline in the fair value of its ARS investments of $0.9 million, which was deemed temporary.  The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Plantronics to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  The Company has recorded a full valuation allowance against the associated deferred tax asset due to the potential inability to utilize capital losses for tax purposes.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the quarter ended June 30, 2008 (in thousands):

Changes in Fair Value of Level 3 Financial Assets:

Balance at March 31, 2008	$25,136
Unrealized loss included in other comprehensive loss	(931)
Balance at June 30, 2008	$24,205

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The following table presents changes in the carrying value of acquired intangible assets:

	March 31, 2008			June 30, 2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Useful Life

Technology	$30,160	$(13,883)	$16,277	$30,160	$(15,050)	$15,110	6 - 10 years
In-process technology	996	(996)	-	996	(996)	-	Immediate
State contracts	1,300	(1,161)	139	1,300	(1,207)	93	7 years
Patents	1,420	(1,079)	341	1,420	(1,130)	290	7 years
Customer relationships	18,133	(6,308)	11,825	18,133	(6,858)	11,275	3 - 8 years
Trademarks	300	(268)	32	300	(279)	21	7 years
Trade name - inMotion	5,000	(1,641)	3,359	5,000	(1,797)	3,203	8 years
Trade name - Altec Lansing	59,100	-	59,100	59,100	-	59,100	Indefinite
OEM relationships	700	(262)	438	700	(287)	413	7 years
Non-compete agreements	200	(200)	-	200	(200)	-	5 years
Total	$117,309	$(25,798)	$91,511	$117,309	$(27,804)	$89,505

The aggregate amortization expense relating to purchased intangible assets was $2.0 million for the three months ended June 30, 2007 and 2008.  The estimated future amortization expense of purchased intangible assets as of June 30, 2008 is as follows:

Fiscal Year Ending March 31,	(in thousands)
Remainder of 2009	$5,866
2010	7,411
2011	7,368
2012	4,787
2013	3,213
Thereafter	1,760
Total estimated amortization expense	$30,405

Goodwill as of March 31, 2008 and June 30, 2008 was $69.2 million.

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2008, the Company completed the annual impairment test of goodwill and the Altec Lansing trade name, which indicated that there was no impairment. There were also no events or changes in circumstances during the three months ended June 30, 2008, which triggered an impairment review. If forecasted revenue and margin growth rates of the AEG segment are not achieved, it is reasonably possible that an impairment review may be triggered for goodwill and purchased intangible assets with indefinite lives prior to the next annual review in the fourth quarter of fiscal 2009.  It is also reasonably possible that an impairment review may be triggered for the remaining intangible assets.  If a triggering event causes an impairment review to be required before the next annual review, it is not possible to determine if an impairment charge would result or if such charge would be material.

6. RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and SFAS No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS No. 112”).

In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, shut down a related Hong Kong research and development, sales and procurement office and consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  The selling, general and administrative functions of AEG in China are in the process of being consolidated with those of ACG throughout the Asia-Pacific region.  These actions will result in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  In the third quarter of fiscal 2008, the production line at the Dongguan, China facility was shut down.  This restructuring plan is part of a strategic initiative designed to reduce fixed costs by outsourcing the majority of AEG manufacturing to a network of qualified contract manufacturers already in place.  The plan will proceed in phases and is expected to be complete in the third quarter of fiscal 2009.

Restructuring and other related charges of approximately $3.8 million related to this restructuring plan have been recorded to date including $0.2 million recorded in the first quarter of fiscal 2009.  The total restructuring charges of $3.8 million consists of $1.4 million for the write-off of facilities and equipment and accelerated depreciation, $1.4 million for severance and benefits, and $1.0 million in professional and administrative fees.  We believe that substantially all restructuring and other related charges have been recorded as of June 30, 2008.  As of June 30, 2008, approximately $0.5 million was unpaid and is expected to be paid during fiscal 2009.

In November 2007, 730 employees were notified of their termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of June 30, 2008, 718 employees have been terminated, 6 employees have left voluntarily and 6 employees will terminate over the next two quarters.

In June 2008, the Company announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination, of which 25 had been terminated as of June 30, 2008.  In the first quarter of 2009, we recorded $0.2 million of restructuring charges, consisting solely of severance, related to this activity of which $0.1 million was unpaid as of June 30, 2008 and is expected to be paid in the second quarter of fiscal 2009.    We believe that substantially all restructuring and other related charges have been recorded as of June 30, 2008.

The following table summarizes the Company’s restructuring activities (in thousands):

	Severance and Benefits	Facilities and Equipment	Other	Total

Restructuring and other related charges	$1,272	$1,519	$793	$3,584
Cash	(980)	-	(241)	(1,221)
Non-cash	-	(1,519)	(38)	(1,557)
Restructuring accrual at March 31, 2008	$292	$-	$514	$806

Restructuring and other related charges	$285	(153)	243	$375
Cash	(305)	110	(470)	(665)
Non-cash	-	46	-	46
Restructuring accrual at June 30, 2008	$272	$3	$287	$562

The restructuring accrual is included in accrued liabilities in the Company’s consolidated balance sheet.

7. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense recorded under SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) included in the condensed consolidated statements of operations:

	Three Months Ended
	June 30,
(in thousands)	2007	2008

Cost of revenues	$641	$654

Research, development and engineering	928	984
Selling, general and administrative	2,544	2,630
Stock-based compensation expense included in operating expenses	3,472	3,614

Total stock-based compensation	4,113	4,268
Income tax benefit	(1,309)	(1,301)
Total stock-based compensation, net of tax	$2,804	$2,967

Stock Options

The following is a summary of the Company’s stock option activity during the first quarter of fiscal 2009:

	Options Outstanding
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2008	8,561	$26.32
Options granted	724	$24.02
Options exercised	(117)	$17.40
Options forfeited or expired	(168)	$30.57
Outstanding at June 30, 2008	9,000	$26.17	4.15	$12,017
Vested and expected to vest at June 30, 2008	8,779	$26.23	4.10	$11,849
Exercisable at June 30, 2008	6,521	$26.80	3.49	$10,190

The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2008 was $1.1 million and $0.8 million, respectively.

As of June 30, 2008, total unrecognized compensation cost related to unvested stock options was $20.4 million which is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the first quarter of fiscal 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Non-vested at March 31, 2008	288	$26.77
Granted	20	$23.45
Vested	(12)	$28.09
Forfeited	-	$-
Non-vested at June 30, 2008	296	$26.49

As of June 30, 2008, total unrecognized compensation cost related to non-vested restricted stock awards was $6.4 million, which is expected to be recognized over a weighted average period of 2.9 years.  The total fair value of restricted stock awards vested during the three months ended June 30, 2008 was $0.3 million.

Employee Stock Purchase Plan (“ESPP”)

As of June 30, 2008, there was $0.1 million of unrecognized compensation cost related to the ESPP that is expected to be fully recognized during the next fiscal quarter.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Three Months Ended
	June 30,
Employee Stock Options	2007	2008
Expected volatility	36.5%	47.0%
Risk-free interest rate	4.6%	3.1%
Expected dividends	0.8%	0.8%
Expected life (in years)	4.4	4.4
Weighted-average grant date fair value	$8.40	$9.51

There were no new ESPP offering periods during the three months ended June 30, 2007 and 2008.

8. COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended June 30, 2007 and 2008 are as follows:

	Three Months Ended
	June 30,
(in thousands)	2007	2008
Net income	$14,975	$20,494
Unrealized loss on cash flow hedges, net of tax	(158)	1,491
Foreign currency translation gain	398	252
Unrealized loss on long-term investments, net of tax	-	(931)
Comprehensive income	$15,215	$21,306

9. FOREIGN CURRENCY TRANSACTIONS

Non-Designated Hedges

As of June 30, 2008, the Company had foreign currency forward contracts of €11.4 million and ₤6.3 million denominated in Euros and Great British Pounds, respectively.  These forward contracts hedge against a portion of the Company’s foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent, at June 30, 2008 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	11,400	$17,960	Sell Euro	1 month
GBP	6,300	$12,536	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.4 million and $0.5 million in the three months ended June 30, 2007 and 2008, respectively.

Cash Flow Hedges

As of June 30, 2008, the Company had foreign currency put and call option contracts of €47.5 million and £18.8 million.  As of March 31, 2008, the Company had foreign currency put and call option contracts of €48.4 million and £18.7 million.  Collectively, the Company’s option contracts are collars to hedge against a portion of its forecasted foreign currency denominated sales.

In the three months ended June 30, 2007 and 2008, realized losses of $322,000 and $2.1 million on cash flow hedges were recognized in net revenues in the condensed consolidated statements of operations.  The Company expects to reclassify the entire amount of $4.4 million of losses accumulated in other comprehensive income to net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

10. INCOME TAXES

The effective tax rate for the three months ended June 30, 2008 was 14.4% compared to 22.3% for the same period a year ago. The lower effective tax rate is primarily due to the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions during the first quarter of fiscal 2009.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors. The future tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; or a change in estimates of future taxable income which could result in a valuation allowance being required.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in the quarter ended June 30, 2008, the Company recognized a tax benefit of $1.7 million, consisting of $1.4 million in tax reserves and $0.3 million of related interest due to the lapse of the statute of limitations in certain jurisdictions. As of June 30, 2008, the Company had $11.5 million of unrecognized tax benefits compared to $12.4 million at March 31, 2008.  All of the total unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008, the Company had approximately $1.5 million of accrued interest related to uncertain tax positions, compared to $1.7 million as of March 31, 2008.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal, state and foreign jurisdictions within the next twelve months. Currently, the Company cannot reasonably estimate the amount of reductions during the next twelve months. Any such reduction could be impacted by other changes in unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to either U.S. federal or state income tax examinations by tax authorities for years prior to 2005 and 2004, respectively. Foreign income tax matters for material tax jurisdictions have been concluded through tax years before 2003, except for the United Kingdom, which has been concluded through fiscal 2005, and Germany and France which have been concluded through fiscal 2006.

11. COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	June 30,
(in thousands, except per share data)	2007	2008

Net income	$14,975	$20,494

Weighted average shares-basic	47,835	48,680
Dilutive effect of employee equity incentive plans	846	565
Weighted average shares-diluted	48,681	49,245

Earnings per share-basic	$0.31	$0.42

Earnings per share-diluted	$0.31	$0.42

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	6,021	6,536

12. SEGMENT INFORMATION

Financial data for each segment for the three months ended June 30, 2007 and 2008 is as follows:

	Three Months Ended
	June 30,
(in thousands)	2007	2008

Net revenues
Audio Communications Group	$185,572	$198,527
Audio Entertainment Group	20,923	20,637
Consolidated net revenues	$206,495	$219,164

Gross profit (loss)
Audio Communications Group	$85,776	$89,170
Audio Entertainment Group	(2,230)	1,709
Consolidated gross profit	$83,546	$90,879

Operating income (loss)
Audio Communications Group	$28,986	$29,023
Audio Entertainment Group	(11,039)	(6,612)
Consolidated operating income	$17,947	$22,411

Audio Communications Group

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles. Major product categories include “Office and Contact Center”, which is defined as corded and cordless communication headsets, audio processors and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes PC and gaming headsets; and “Other”, which includes specialty products such as Clarity products marketed for hearing impaired individuals.  The following table presents net revenues by product group within ACG:

	Three Months Ended
	June 30,
(in thousands)	2007	2008

Net revenues from unaffiliated customers:
Office and Contact Center	$132,205	$122,803
Mobile	41,238	59,882
Gaming and Computer Audio	6,485	9,621
Other	5,644	6,221
Total segment net revenues	$185,572	$198,527

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

	Three Months Ended
	June 30,
(in thousands)	2007	2008

Net revenues from unaffiliated customers:
Docking Audio	$10,291	$9,772
PC Audio	8,448	9,178
Other	2,184	1,687
Total segment net revenues	$20,923	$20,637

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of the Altec Lansing branded headsets from the AEG segment to the ACG segment, and, as a result, effective July 1, 2007, the revenue and resulting profit from the Altec Lansing headsets are now included in the ACG reporting segment within the Gaming and Computer Audio category.  In the three months ended June 30, 2007, AEG net revenue included $1.7 million related to these headsets.

Major Customers

No customer accounted for 10% or more of total net revenues for the three months ended June 30, 2007 and 2008, nor did any one customer account for 10% or more of accounts receivable at March 31, 2008, and June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).   Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include, statements containing our expectations regarding (i) increasing penetration of our products into the office markets, (ii) upgrading our customers and developing compelling new products, (iii) growing our Bluetooth market share while improving profitability, (iv) executing our turnaround plans for Altec Lansing, including potential savings from the restructuring of Altec Lansing’s China and United States operations, and (v) improving the overall profitability of the Company, in addition to other statements regarding our future operations, financial condition and prospects and business strategies.  These forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship a broad range of products to over 65 countries through a worldwide network of distributors, original equipment manufacturers (“OEMs”), wireless carriers, retailers, and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and, while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

Our consolidated net revenues increased from $206.5 million in the first quarter of fiscal 2008 to $219.2 in the first quarter of fiscal 2009, which was primarily attributable to increased sales of Bluetooth headsets for mobile phone applications.  Our net income increased from $15.0 million in the first quarter of fiscal 2008 to $20.5 million in the first quarter of fiscal 2009 primarily due to improved gross margin on our consumer products in both our segments.  The increase in gross margin was also the result of our continued effort to decrease product and transformation costs.  In addition, in the first quarter of fiscal 2009, our results of operations were favorably impacted by a $1.7 million tax benefit related to the lapse of the statute of limitations in certain jurisdictions.

In our ACG segment, net revenues increased from $185.6 million in the first quarter of fiscal 2008 to $198.5 million in the first quarter of fiscal 2009, primarily driven by an increase in sales of our Bluetooth headsets for the mobile market which increased 52% from the same quarter a year ago.  Growth in these products was the result of strong demand in the first quarter, particularly in the United States, due in part to the hands-free driving laws that went into effect July 1, 2008 in California and Washington and to our improved market position relative to the same quarter last year.  Growth in these products was partially offset by a decline in net revenues from office wireless and OCC corded and mobile corded products.

In our AEG segment, net revenues decreased slightly from $20.9 million in the first quarter of fiscal 2008 to $20.6 million in the first quarter of fiscal 2009 primarily due to the fact that the year ago figures include revenue from PC and Gaming headsets which were sold under the Altec Lansing brand and managed by AEG at the time.  Effective at the beginning of the second quarter of fiscal 2008, we consolidated responsibility for PC and Gaming headsets, regardless of brand, under ACG.  Operating losses decreased to $6.6 million in the first quarter of fiscal 2009 compared to $11.0 million in the corresponding period primarily due to lower requirements for excess and obsolete inventory, reduced operating costs and expenses as a result of our restructuring activities and tighter management promotions and discounts.

In fiscal 2009, our key corporate initiatives, explained below, are designed to increase long-term sustainable shareholder value:

•
Strengthen brand value of sound, style and simplicity. We are investing in a number of initiatives to further improve the sound quality and ease of use of our products.  Our brand promise is sound, style, and simplicity, and we intend to continue investing resources to ensure we deliver on this pledge to our customers.

•
Maintain revenue growth. We plan to continue to invest in research and development to improve the overall sound quality and the appearance and functionality of our products.  We will seek to grow the office market through the introduction of compelling, easy-to-use, wireless products and demand generation activities.

•
Improve profitability. We are continuing development of the cost effective high-end Bluetooth portfolio, and, within the AEG business, we are developing new product lines that we believe will help us to gain share and improve profit margins.

RESULTS OF OPERATIONS

The following tables set forth, for the period indicated, the condensed consolidated statements of operations data and data by segment.  The financial information and the ensuing discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

Consolidated

(in thousands)	Three Months Ended June 30,
	2007		2008

Net revenues	$206,495	100.0%	$219,164	100.0%
Cost of revenues	122,949	59.5%	128,285	58.5%
Gross profit	83,546	40.5%	90,879	41.5%

Operating expense:
Research, development and engineering	19,488	9.5%	19,695	9.0%
Selling, general and administrative	46,111	22.3%	48,398	22.1%
Restructuring and other related charges	-	0.0%	375	0.2%
Total operating expenses	65,599	31.8%	68,468	31.3%
Operating income	17,947	8.7%	22,411	10.2%
Interest and other income, net	1,334	0.7%	1,540	0.8%
Income before income taxes	19,281	9.4%	23,951	11.0%
Income tax expense	4,306	2.1%	3,457	1.6%
Net income	$14,975	7.3%	$20,494	9.4%

Audio Communications Group

(in thousands)	Three Months Ended June 30,
	2007		2008

Net revenues	$185,572	100.0%	$198,527	100.0%
Cost of revenues	99,796	53.8%	109,357	55.1%
Gross profit	85,776	46.2%	89,170	44.9%

Operating expense:
Research, development and engineering	16,784	9.0%	17,197	8.7%
Selling, general and administrative	40,006	21.6%	42,950	21.6%
Total operating expenses	56,790	30.6%	60,147	30.3%
Operating income	$28,986	15.6%	$29,023	14.6%

Audio Entertainment Group

(in thousands)	Three Months Ended June 30,
	2007		2008

Net revenues	$20,923	100.0%	$20,637	100.0%
Cost of revenues	23,153	110.7%	18,928	91.7%
Gross profit (loss)	(2,230)	(10.7%)	1,709	8.3%

Operating expense:
Research, development and engineering	2,704	12.9%	2,498	12.1%
Selling, general and administrative	6,105	29.2%	5,448	26.4%
Restructuring and other related charges	-	0.0%	375	1.8%
Total operating expenses	8,809	42.1%	8,321	40.3%
Operating loss	$(11,039)	(52.8%)	$(6,612)	(32.0%)

NET REVENUES

Audio Communications Group

	Three Months Ended
	June 30,		Increase
(in thousands)	2007	2008	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$132,205	$122,803	$(9,402)	(7.1%)
Mobile	41,238	59,882	18,644	45.2%
Gaming and Computer Audio	6,485	9,621	3,136	48.4%
Other	5,644	6,221	577	10.2%
Total segment net revenues	$185,572	$198,527	$12,955	7.0%

Audio Entertainment Group

	Three Months Ended
	June 30,		Increase
(in thousands)	2007	2008	(Decrease)

Net revenues from unaffiliated customers:
Docking Audio	$10,291	$9,772	$(519)	(5.0%)
PC Audio	8,448	9,178	730	8.6%
Other	2,184	1,687	(497)	(22.8%)
Total segment net revenues	$20,923	$20,637	$(286)	(1.4%)

Compared to the same quarter a year ago, consolidated net revenues increased 6%, from $206.5 million in the first quarter of fiscal 2008 to $219.2 million in the first quarter of fiscal 2009.  All of the increase in net revenues was attributable to the ACG segment, whose revenues accounted for approximately 91% of consolidated net revenues.  The increase in ACG revenues was driven by the strength of Bluetooth and other consumer products.  We believe the increase was due to the strength of our current product portfolio as well as an increase in domestic demand attributable to hands-free legislation in the states of California and Washington.  AEG net revenues decreased compared to the same quarter a year ago and accounted for approximately 9% of net revenues;  however, these results are not fully comparable as the year ago figures included $1.7 million of PC and Gaming headset revenue that, at the time, was managed by AEG and sold under the Altec Lansing brand.  Responsibility for all PC and Gaming headsets, regardless of brand, was transferred to ACG effective July 1, 2007.  We are currently working on the next generation of products for AEG with the goal of creating a sufficiently competitive portfolio to increase revenues and improve profitability and market share.

ACG

ACG is engaged in the design, manufacture, marketing and sales of headsets for business and consumer applications, and other specialty products.  We make headsets for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, which is defined as corded and cordless communication headsets, amplifiers and telephone systems; “Mobile”, which is defined as Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which is defined as gaming and PC headsets; and “Other”, which includes specialty products such as Clarity products marketed for hearing impaired individuals.

Office and Contact Center (“OCC”) products represent our largest source of revenues, while Mobile products represent our largest unit volumes.  Revenues may vary due to seasonality, the timing of the introduction of new products, discounts and other incentives and channel mix. There has been a growing trend toward wireless products and a corresponding shift away from our corded products.  Wireless products represented 60% of net revenues in the first quarter of fiscal 2009 compared to 54% in the first quarter of fiscal 2008.

We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders.  Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

Fluctuations in the net revenues of ACG compared to the same quarter a year ago are described below:

•
Mobile net revenues increased $18.6 million entirely due to increased demand for Bluetooth headsets.  Most of the revenue growth was in the United States and was driven by growth from increased retail placements as a result of an improved product portfolio as well as demand attributable to hands-free driving legislation in the states of California and Washington.

•
OCC net revenues decreased $9.4 million mostly due to weaker economic conditions in the United States and Europe.  Corded products net revenues decreased $8.7 million while cordless net revenues decreased $0.7 million.

•
Gaming and Computer Audio product net revenues increased $3.1 million of which $1.7 million is due to the transfer of responsibility of headset revenues from AEG to ACG effective July 1, 2007.  The remaining increase is due to continued strength of the refreshed product line that was launched in the fall of 2008.

AEG

AEG operates predominantly in the consumer electronics market and focuses on the design, manufacture and distribution of a wide range of products.  Our product offerings include computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones for personal digital media. Major product categories include Docking Audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod and other MP3 players; PC Audio, which is defined as self-powered speaker systems used for computers and other multi-media application systems; and Other, which includes personal audio (headphones) and home audio systems.  Currently, all of the revenues in AEG are derived from our Altec Lansing-branded products.

Due to the fact that our AEG products are primarily consumer goods sold in the retail channel, the holiday sales in the December quarter typically account for a seasonal spike in net revenues.

Net revenues of AEG compared to the same quarter a year ago decreased $1.7 million as a result of the transfer of responsibility for headset products to ACG offset by increased headphone net revenues of $1.2 million, which experienced growth across all geographic regions due to new product introductions.

Geographical Information

	Three Months Ended
	June 30,		Increase
(in thousands)	2007	2008	(Decrease)

Net revenues from unaffiliated customers:
United States	$131,108	$134,402	$3,294	2.5%

Europe, Middle East and Africa	49,430	51,358	1,928	3.9%
Asia Pacific	14,420	16,687	2,267	15.7%
Americas, excluding United States	11,537	16,717	5,180	44.9%
Total International	75,387	84,762	9,375	12.4%
Total Consolidated	$206,495	$219,164	$12,669	6.1%

For the three months ended June 30, 2008 compared to the same period a year ago, international net revenues as a percentage of total net revenues increased from 37% to 39%, primarily due to an increase in ACG from 36% to 38%.  For the three months ended June 30, 2008 compared to the same period a year ago, AEG domestic net revenues decreased from 61% to 52% and international net revenues increased from 39% to 48% as a percentage of total net revenues.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, including material and direct labor, our operations management team and indirect labor such as supervisors and warehouse workers, freight expense, warranty expense, depreciation, royalties, provision for excess and obsolete inventory and an allocation of overhead costs, including facilities and IT costs.

	Three Months Ended
	June 30,		Increase
(in thousands)	2007	2008	(Decrease)

Consolidated
Net revenues	$206,495	$219,164	$12,669	6.1%
Cost of revenues	122,949	128,285	5,336	4.3%
Consolidated gross profit	$83,546	$90,879	$7,333	8.8%
Consolidated gross profit %	40.5%	41.5%	1.0	ppt.

Audio Communications Group
Net revenues	$185,572	$198,527	$12,955	7.0%
Cost of revenues	99,796	109,357	9,561	9.6%
Segment gross profit	$85,776	$89,170	$3,394	4.0%
Segment gross profit %	46.2%	44.9%	(1.3)	ppt.

Audio Entertainment Group
Net revenues	$20,923	$20,637	$(286)	(1.4%)
Cost of revenues	23,153	18,928	(4,225)	(18.2%)
Segment gross profit (loss)	$(2,230)	$1,709	$3,939	(176.6%)
Segment gross profit (loss) %	(10.7%)	8.3%	19.0	ppt.

In the first quarter of fiscal 2009, compared to the same quarter a year ago, consolidated gross profit increased 9%, from $83.5 million in the first quarter of fiscal 2008 to $90.9 million in the first quarter of fiscal 2009.   The increase in consolidated gross profit was attributable to the ACG segment, whose gross profit accounted for approximately 98% of consolidated gross profit and an increase in AEG gross profit which accounted for approximately 2%.

Fluctuations in the gross profit of ACG and AEG compared to the same quarter a year ago were as follows:

ACG

The increase in gross profit was primarily due to higher net revenues.  As a percentage of net revenues, the decrease in gross profit of 1.3 percentage points is primarily due to the following:

•	a 4.3 percentage point decrement from a less favorable product mix with a large increase in Mobile products which generally have a lower gross margin than Office products;
•	a 0.5 percentage point decrement from higher freight expenses due to a longer supply chain and higher rates;
•	a 0.4 percentage point benefit from favorable foreign exchange rates;
•	a 0.7 percentage point benefit from lower warranty and excess and obsolete inventory provisions; and
•	a 2.4 percentage point benefit from material cost reductions and improvements in manufacturing efficiency.

AEG

The increase in gross profit of approximately $4 million primarily reflected a lower provision for excess and obsolete inventory costs in the 3 months ended June 30, 2008 due to better supply chain management of inventory levels along with the sale of previously reserved inventory during the period.

For both of our segments, product mix has a significant impact on gross profit as there can be significant variances between our higher and lower margin products.  Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not properly anticipate changes in demand, we have, in the past, and may, in the future, incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  While we are focused on actions to improve our gross profit through supply chain management, improvements in product launches, increasing the utilization of manufacturing capacity, restructuring AEG’s China manufacturing and procurement functions, including the shut down of our manufacturing plant in Dongguan, China, and improving the effectiveness of our marketing programs, there can be no assurance that these actions will be successful.  Gross profit may also vary based on return rates, the amount of product sold for which royalties are required to be paid, the rate at which royalties are calculated, and other factors.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead costs, including facilities, human resources, and IT costs.

	Three Months Ended
	June 30,		Increase
(in thousands)	2007	2008	(Decrease)

Consolidated
Research, development and engineering	$19,488	$19,695	$207	1.1%
% of total consolidated net revenues	9.5%	9.0%	(0.5)	ppt.

Audio Communications Group
Research, development and engineering	$16,784	$17,197	$413	2.5%
% of total segment net revenues	9.0%	8.7%	(0.3)	ppt.

Audio Entertainment Group
Research, development and engineering	$2,704	$2,498	$(206)	(7.6%)
% of total segment net revenues	12.9%	12.1%	(0.8)	ppt.

In the first quarter of fiscal 2009, compared to the same quarter a year ago, consolidated research, development and engineering expenses increased due to higher compensation costs primarily related to ACG headcount growth at our design center in Suzhou, China partially offset by lower outside services and design costs in AEG due to our continued efforts to reduce costs.

Projects that the research, development and engineering departments focused on were:

•	the design and development of wireless office system products;
•	Bluetooth products and technology;
•	product line platforming; and
•	the refresh of AEG product lines.

We anticipate that our consolidated research, development and engineering expenses will be fairly consistent with the current quarter throughout the remainder of fiscal 2009.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense consists primarily of compensation costs, marketing costs, professional service fees, travel expenses, litigation costs and an allocation of overhead costs, including facilities, human resources and IT costs.

	Three Months Ended
	June 30,		Increase
(in thousands)	2007	2008	(Decrease)

Consolidated
Selling, general and administrative	$46,111	$48,398	$2,287	5.0%
% of total consolidated net revenues	22.3%	22.1%	(0.2)	ppt.

Audio Communications Group
Selling, general and administrative	$40,006	$42,950	$2,944	7.4%
% of total segment net revenues	21.6%	21.6%	-	ppt.

Audio Entertainment Group
Selling, general and administrative	$6,105	$5,448	$(657)	(10.8%)
% of total segment net revenues	29.2%	26.4%	(2.8)	ppt.

In the first quarter of fiscal 2009, compared to the same quarter a year ago, selling, general and administrative expenses increased in ACG due to higher compensation costs of $2.4 million as a result of merit increases and higher marketing travel costs partially offset by expense decreases in AEG related to decreased spending on integration and lower retail representative commissions due to lower revenues.

We anticipate our consolidated selling, general and administrative expenses will be fairly consistent with the current quarter throughout the remainder of fiscal 2009.

RESTRUCTURING AND OTHER RELATED CHARGES

In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, shut down a related Hong Kong research and development, sales and procurement office and consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  The selling, general and administrative functions of AEG in China are in the process of being consolidated with those of ACG throughout the Asia-Pacific region.  In the third quarter of fiscal 2008, the production line at the Dongguan, China facility was shut down.  The plan is proceeding in phases and is expected to be complete in the third quarter of fiscal 2009.

Restructuring and other related charges of approximately $3.8 million related to this restructuring plan have been recorded to date including $0.2 million recorded in the first quarter of fiscal 2009.  The total restructuring charges of $3.8 million consists of $1.4 million for the write-off of facilities and equipment and accelerated depreciation, $1.4 million for severance and benefits, and $1.0 million in professional and administrative fees.  We believe that substantially all restructuring and other related charges have been recorded as of June 30, 2008.  As of June 30, 2008, approximately $0.5 million was unpaid and is expected to be paid during fiscal 2009.  As a result of the restructuring plan, we currently expect cost savings of approximately $3 million in fiscal 2009 and $4 million in fiscal 2010.

In November 2007, 730 employees were notified of their termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of June 30, 2008, 718 employees had been terminated, 6 employees had voluntarily terminated and 6 employees will terminate over the next two quarters.

In June 2008, the Company announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination of which 25 had been terminated as of June 30, 2008.  In the first quarter of fiscal 2009, we recorded $0.2 million of restructuring charges, consisting solely of severance, related to this activity of which $0.1 million was unpaid as of June 30, 2008 and is expected to be paid in the second quarter of fiscal 2009.  We believe that substantially all restructuring and other related charges have been recorded as of June 30, 2008. We currently expect cost savings as a result of the restructuring plan to be approximately $3 million in fiscal 2009.

OPERATING INCOME (LOSS)

	Three Months Ended
	June 30,		Increase
(in thousands)	2007	2008	(Decrease)

Consolidated
Operating income	$17,947	$22,411	$4,464	24.9%
% of total consolidated net revenues	8.7%	10.2%	1.5	ppt.

Audio Communications Group
Operating income	$28,986	$29,023	$37	0.1%
% of total segment net revenues	15.6%	14.6%	(1.0)	ppt.

Audio Entertainment Group
Operating loss	$(11,039)	$(6,612)	$(4,427)	(40.1%)
% of total segment net revenues	(52.8%)	(32.0%)	(20.8)	ppt.

Consolidated operating income increased in the first quarter of fiscal 2009 mostly due to higher gross profit from higher revenues which was partially offset by an increase in operating expenses.  ACG’s operating income was relatively unchanged although gross profit increased from higher revenue but was mostly offset by higher operating expenses.  AEG’s operating loss was reduced primarily from higher gross profit as a result of cost reduction efforts and lower levels of discounts.

INTEREST AND OTHER INCOME, NET

	Three Months Ended
	June 30,		Increase
(in thousands)	2007	2008	(Decrease)

Consolidated
Interest and other income, net	$1,334	$1,540	$206	15.4%
% of total consolidated net revenues	0.7%	0.8%	0.1	ppt.

In the first quarter of fiscal 2009, compared to the same quarter a year ago, interest and other income, net increased slightly primarily due to higher interest income as a result of higher average cash balances offset in part by lower interest rates and  higher foreign currency gains.

At June 30, 2007 and 2008, there were no outstanding borrowings under the credit facility.

INCOME TAX EXPENSE

	Three Months Ended
	June 30,		Increase
(in thousands)	2007	2008	(Decrease)

Consolidated
Income before income taxes	$19,281	$23,951	$4,670	24.2%
Income tax expense	4,306	3,457	(849)	(19.7%)
Net income	$14,975	$20,494	$5,519	36.9%
Effective tax rate	22.3%	14.4%	(7.9)	ppt.

The effective tax rate for the three months ended June 30, 2008 was 14.4% compared to 22.3% for the same period a year ago. The lower effective tax rate was primarily due to the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions during the first quarter of fiscal 2009.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors. The future tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States and/or internationally; or a change in estimates of future taxable income which could result in a valuation allowance being required.

In accordance with FIN 48, for the quarter ended June 30, 2008, we recognized a tax benefit of $1.7 million, consisting of $1.4 million in tax reserves and $0.3 million of related interest due to the lapse of the statute of limitations in certain jurisdictions. As of June 30, 2008, we had $11.5 million of unrecognized tax benefits compared to $12.4 million as of March 31, 2008.  All of the total unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008, we had approximately $1.5 million of accrued interest related to uncertain tax positions, compared to $1.7 million as of March 31, 2008.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal, state and foreign jurisdictions within the next twelve months. Currently, we cannot reasonably estimate the amount of reductions during the next twelve months. Any such reduction could be impacted by other changes in unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to either U.S. federal or state income tax examinations by tax authorities for years prior to 2005 and 2004, respectively. Foreign income tax matters for material tax jurisdictions have been concluded through tax years before 2003, except for the United Kingdom, which has been concluded through fiscal 2005, and Germany and France which have been concluded through fiscal 2006.

FINANCIAL CONDITION

The table below provides selected condensed consolidated cash flow information for the periods presented:

	Three Months Ended
	June 30,
(in thousands)	2007	2008

Cash provided by operating activities	$12,851	$34,009

Cash used for capital expenditures and other assets	(6,322)	(4,790)
Cash used for other investing activities	(4,075)	-
Cash used for investing activities	(10,397)	(4,790)

Cash provided by (used for) financing activities	$237	$(2,200)

Cash Flows from Operating Activities

Cash flows from operating activities for the three months ended June 30, 2008 consisted of net income of $20.5 million, non-cash charges of $10.8 million and working capital sources of cash of $2.7 million.  Non-cash charges related primarily to $7.1 million of depreciation and amortization, $4.3 million of stock-based compensation under SFAS No. 123(R) and a provision for excess and obsolete inventory of $1.3 million.  Working capital sources of cash consisted primarily of increases in accounts payable and income taxes payable which fluctuate based on the timing of payments and accounts receivable which increased due to higher net revenues.  The DSO as of June 30, 2008 increased to 54 days from 53 days as of June 30, 2007.  Working capital uses of cash consisted primarily of increases in inventory as a result of revenue growth and anticipated demand and accrued liabilities which fluctuate with the timing of payments.

Cash flows from operating activities for the three months ended June 30, 2007 consisted of net income of $15 million, non-cash charges of $12.9 million and working capital uses of cash of $15.0 million.  Non-cash charges related primarily to $7.1 million of depreciation and amortization, a provision for excess and obsolete inventory of $5.4 million and $4.1 million of stock-based compensation under SFAS No. 123(R).  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable and working capital sources of cash consisted primarily of increases in accounts payable and accrued liabilities which fluctuate with the timing of payments.

Cash Flows from Investing Activities

Net cash flows used for investing activities for the three months ended June 30, 2008 primarily consisted of capital expenditures of $4.8 million  For the three months ended June 30, 2007, net cash flows used for investing activities primarily consisted of net purchases of short-term investments of $4.1 million and capital expenditures of $6.3 million.

Cash Flows from Financing Activities

Net cash flows used by financing activities for the three months ended June 30, 2008 primarily consisted of dividend payments of $2.5 million and $2.4 million related to the repurchase of common stock, which was partially offset by $2.0 million in proceeds from the exercise of employee stock options and $0.4 million in proceeds from the sale of treasury stock.  For the three months ended June 30, 2007, net cash flows provided for financing activities primarily consisted of $1.9 million in proceeds from the exercise of employee stock options, $0.4 million in proceeds from the sale of treasury stock and $0.4 million of excess tax benefits from stock-based compensation, which was partially offset by dividend payments of $2.4 million.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion.  For the remainder of fiscal 2009, we expect to spend $18 to $22 million in capital expenditures, primarily for various IT projects, tooling for new products, and completion of the new data center at our facilities in Santa Cruz, California.

At June 30, 2008, we had working capital of $359.3 million, including $190.2 million of cash and cash equivalents, compared with working capital of $335.0 million, including $163.1 million of cash and cash equivalents at March 31, 2008.

We hold a variety of auction rate securities (“ARS”), primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education. Historically, these ARS investments have provided liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days. The recent uncertainties in the credit markets have affected all of our holdings, and, as a consequence, these investments are not currently liquid.  As a result, we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability to hold these ARS investments until a recovery of the auction process or until maturity. We classified the entire ARS investment balance as long-term investments on our consolidated balance sheet as of March 31, 2008 because of our inability to determine when our investments in ARS will settle.

Typically the fair value of ARS investments approximates par value due to the frequent resets throughout the auction process.  While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of ARS no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investments in ARS as of June 30, 2008.  The key assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Based on this assessment of fair value, as of June 30, 2008, we have experienced a cumulative decline in the fair value of our ARS investments of $3.8 million, including $0.9 million recorded in the first quarter of fiscal 2009, which is deemed temporary.  The further decline in fair value in the current quarter was primarily due to the Single A Rated ARS which declined in value from 86.4% as of March 31, 2008 to 81.4% as of June 30, 2008.

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

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may incur further temporary impairment charges requiring us to record additional unrealized losses in accumulated other comprehensive loss.  We could also incur other-than-temporary impairment charges resulting in realized losses in our statement of operations which would reduce net income.  We continue to monitor the market for ARS transactions and consider its impact, if any, on the fair value of our investments.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We have decided to modify our current investment strategy by limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

We have a $100 million revolving line of credit and a letter of credit sub-facility. Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010.  The line of credit was fully repaid in the fourth quarter of fiscal 2007.  At June 30, 2008, there were no outstanding borrowings under the credit facility and our commitments under a letter of credit sub-facility were $0.4 million.  The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory.  The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters.  They also require us to maintain a minimum annual net income, a maximum leverage ratio and a minimum quick ratio.  These covenants may adversely affect us to the extent that we cannot comply with them.  We are currently in compliance with the covenants under our amended Credit Agreement.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances.  We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our results of operations.  Gains and losses associated with currency rate changes on contracts are recorded within interest and other income, net, offsetting transaction gains and losses on the related assets and liabilities.

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great British Pound with put and call option contracts used as collars.  At each reporting period, we record the net fair value of our unrealized option contracts on the balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive loss, a separate element of stockholders’ equity.  Gains and losses associated with realized option contracts are recorded within revenue.

Our liquidity, capital resources, and results of operations in any period could be affected by the exercise of outstanding stock options, sale of restricted stock to employees, and the issuance of common stock under our employee stock purchase plan.  Further, the resulting increase in the number of outstanding shares could affect our per share earnings;  however, we cannot predict the timing or amount of proceeds from the sale or exercise of these securities, or whether they will be exercised at all.

Our AEG segment has incurred operating losses, utilizing more cash than has been generated by that segment.  AEG’s cash deficits have been funded by the cash surpluses generated by ACG.  We anticipate that ACG’s cash surpluses will be sufficient to cover any cash deficits generated by AEG during the AEG turnaround.

We believe that our current cash, cash equivalents and cash provided by operations, and our line of credit will be sufficient to fund operations for at least the next twelve months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Certain Forward-Looking Information” and “Risk Factors” in this Quarterly Report on Form 10-Q for factors that could affect our estimates for future financial needs and sources of working capital.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2008; however, as discussed in Note 10 of the Notes to the Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 as of April 1, 2007.  At June 30, 2008, the liabilities for uncertain tax benefits and related interest were $11.5 million and $1.5 million, respectively.  We do not anticipate any material cash payments associated with our uncertain tax positions to be made within the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  There have been no changes to our  critical accounting policies during the first quarter of fiscal 2009.

Recent Accounting Pronouncements

Effective April 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), only with respect to financial assets and liabilities recognized at fair value on a recurring basis.  SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”.  In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  The partial adoption of SFAS No. 157 has not had a material impact on the Company’s consolidated financial statements.

Under SFAS No. 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date;

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Note 4 for information and related disclosures regarding the Company’s fair value measurements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) became effective April 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  The Company does not have any instruments for which it has elected the fair value option; therefore, SFAS No. 159 has not impacted the Company’s consolidated financial statements.

Effective April 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of EITF Issue No. 06-11 did not have a significant impact on the Company’s consolidated financial statements.

Effective April 1, 2008, the Company adopted EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”.  EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expense the payments when the research and development activities are performed.  The adoption of EITF Issue No. 07-3 did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141(R)"), which replaces SFAS No. 141.  SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning April 1, 2009 and will apply prospectively to any business combinations completed on or after that date, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 1, 2009, regardless of the date of the original business combination.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The Company is evaluating the impact that FSP 142-3 will have, if any, on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method.  FSP EITF 03-6-1 is effective for the Company beginning April 1, 2009.  All prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted.  The Company is evaluating the impact of the adoption of FSP EITF 03-6-1, if any, to its consolidated financial statements.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $163.1 million at March 31, 2008 compared to $190.2 million at June 30, 2008.  We had no short-term investments as of March 31, 2008 and June 30, 2008.  Cash equivalents have a maturity, when purchased, of three months or less.  Short-term investments have a maturity of greater than three months and are classified as available-for-sale.  Long-term investments have maturities greater than one year, or we do not have the ability to currently liquidate.  All of our long-term investments are held in our name at a limited number of major financial institutions and consist of auction rate securities, concentrated primarily in student loans.  We have no exposure to sub-prime mortgage securities.

We applied the same modeling technique as we used at March 31, 2008 to measure the hypothetical changes in fair values in our long-term investments, excluding cash and cash equivalents, held at June 30, 2008 that are sensitive to changes in interest rates.

As of July 25, 2008, we had no borrowings under the revolving line of credit facility and $0.4 million committed under the letter of credit sub-facility.  If we choose to borrow amounts under this facility in the future and market interest rates rise then our interest payments would increase accordingly.

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

The table below presents the impact of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of June 30, 2008 (in millions):

			FX	FX
			Gain (Loss)	Gain (Loss)
		USD Value	From 10%	From 10%
		of Net FX	Appreciation	Depreciation
Currency - forward contracts	Position	Contracts	of USD	of USD
Euro	Sell Euro	$18.0	$1.8	$(1.8)
Great British Pound	Sell GBP	12.5	1.3	(1.3)
Net position		$30.5	$3.1	$(3.1)

Cash Flow Hedges

In the first quarter of fiscal 2009, approximately 39% of net revenues were derived from sales outside the United States, which were predominately denominated in the Euro and the Great British Pound.

As of June 30, 2008, we had foreign currency call option contracts of approximately €47.5 million and £18.8 million denominated in Euros and Great British Pounds, respectively.  As of June 30, 2008, we also had foreign currency put option contracts of approximately €47.5 million and £18.8 million denominated in Euros and Great British Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of June 30, 2008 (in millions):

		FX	FX
		Gain (Loss)	Gain (Loss)
	USD Value	From 10%	From 10%
	of Net FX	Appreciation	Depreciation
Currency - option contracts	Contracts	of USD	of USD
Call options	$(109.7)	$5.1	$(9.5)
Put options	104.5	5.0	(1.2)
Net position	$(5.2)	$10.1	$(10.7)

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

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

In connection with the filing of Form 10-Q for the quarter ended June 30, 2008, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of our business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  There were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Economic conditions have been deteriorating, and there is a risk of a recession.

Our products and markets are subject to general economic conditions, and if there is a slowing of national or international economic growth or an increase in inflation, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which could in turn have a material adverse effect on the market price of our stock. In addition, we may receive returns from our retailers of products in excess of our historical experience rates.  Should product returns vary significantly from our estimate, revenues may be negatively impacted since returns net against revenue.  Failure to meet our anticipated demand projections could create excess levels of inventory, which could result in additional reserves for excess and obsolete inventory negatively impacting our financial results.

Our operating results are difficult to predict, and fluctuations may cause volatility in the trading price of our common stock.

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

•
in the ACG segment, our prices and gross margins are generally lower for sales to Business-to-Consumer (“B2C”) customers compared to sales to our Business-to-Business (“B2B”) customers.  In addition, our prices and gross margins can vary significantly by product line as well as within product lines.  Therefore, our profitability depends, in part, on the mix of our B2B to B2C customers as well as our product mix.  In the AEG segment, our prices and gross margins are generally lower for our PC Audio products than for our Docking Audio products; therefore, our profitability depends, in part, on our mix of PC Audio to Docking Audio products.  The size and timing of  our product mix and opportunities in these markets are difficult to predict;

•	we are working to refresh virtually the entire AEG product line; however, market adoption of new products is difficult to predict;

•
a significant portion of our annual retail sales for AEG generally occur in the third fiscal quarter, thereby increasing the difficulty of predicting revenues and profitability from quarter to quarter and in managing inventory levels;

•
fluctuations in currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and Great British Pound (“GBP”).  Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions.  Over the last fiscal year, we have experienced a favorable impact on our gross profit as a result of the strength of the Euro and GBP.  Currency exchange rates are difficult to predict, and we may not be able to predict changes in exchange rates in the future.  Consequently, our gross profit and profitability could be negatively impacted in the future by currency exchange rates; and

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

We have experienced cost increases from our suppliers and in light of the cost of oil, food supplies and other products in the United States and around the world, we may continue to receive cost increases, which could negatively affect profitability and/or market share.  If we are unable to pass these increases on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition and results of operations may be materially and adversely affected.

Our AEG segment has had and may continue to have an adverse effect on our financial condition.

In fiscal years 2007 and 2008, and the first quarter of fiscal 2009, we incurred significant losses in our AEG segment.  If the anticipated future results of this business do not materialize as expected, or if we miss our internal milestones in the turnaround, goodwill and other intangible assets which were recorded as a result of the acquisition could become impaired and could result in write-offs which would negatively impact our operating results.  The risks faced in connection with this include the following:

•
we believe that the turnaround for AEG is largely dependent on the development of a new product portfolio.  We are currently working on the new portfolio with anticipated product placement in Fall 2008 although ongoing product refreshes on a routine basis after that will also be required.  The development of these new products may not evolve as anticipated.  There can be no assurance that these new products will be successful and, during the time we are developing the new products, our competitors are selling products to our customers and increasing their market share;

•
we are in the process of restructuring AEG’s China operations.  Pursuant to a restructuring plan announced in November 2007, we have closed AEG’s manufacturing facility in Dongguan, China; are in the process of shutting down a related Hong Kong research and development, sales and procurement office; and have consolidated procurement, research and development activities for AEG in a new Shenzhen, China site which we began to use in the fourth quarter of fiscal 2008.  The selling, general and administrative functions of AEG have been consolidated with those of ACG throughout the Asia-Pacific region.  These steps are part of a strategic initiative designed to reduce fixed costs by outsourcing the majority of AEG manufacturing to a network of qualified contract manufacturers already in place.  There is a risk that the consolidation of the AEG Asian operations may cost more than we currently expect.  There is also a risk that the savings that we currently predict may not materialize and that the timing of costs and benefits may be different than what we currently expect.  If the cost of consolidation is more than we currently anticipate or the savings that we currently anticipate from these activities do not materialize, our future financial results may be adversely affected;

•
as a result of our restructuring, we are relocating many of our research and development engineers and procurement staff from Dongguan, China and Hong Kong into a Shenzhen, China facility.  As a result of this change, we may lose key personnel which could negatively impact our new AEG product portfolio refresh;

•
we announced further AEG cost reductions in the first quarter of fiscal 2009 with a reduction in force at the Milford, Pennsylvania operations.  In addition, we continue to review AEG’s costs structure and may implement additional cost-cutting initiatives in the future;

•	competition may continue to increase in AEG’s markets more than we expect;

•	meeting the spring and fall market windows for AEG products;

•	difficulties retaining or obtaining shelf space for these products in our sales channel;

•	difficulties retaining or improving the brand recognition associated with the Altec Lansing brand during the turnaround; and

•
difficulties in integration of the operations, technologies, and products of Altec Lansing.  We have transitioned a significant portion of Altec Lansing’s operations onto our  ERP system; however, we have not completed our integration effort.  There has been a significant cost to implement new systems and business processes.  We anticipate that there will continue to be business processes and internal controls which will change as a result of the integration.

The failure of our suppliers to provide quality components or services in a timely manner could adversely affect our results.

Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of raw materials, components, sub-assemblies and products from our suppliers.  We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products.  We also have certain of our products manufactured for us by third party suppliers.  The cost, quality, and availability of such goods are essential to the successful production and sale of our products.  Obtaining raw materials, components, sub-assemblies and finished products entails various risks, including the following:

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

•
because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, sub-assemblies, components and products.  Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs. In particular, many B2C customer orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize. Failure in the future to match the timing of purchases of raw materials, sub-assemblies, components and products to demand could increase our inventories and/or decrease our revenues and could materially adversely affect our business, financial condition and results of operations; and

•
most of our suppliers are not obligated to continue to provide us with raw materials, components and sub-assemblies.  Rather, we buy most of our raw materials, components and subassemblies on a purchase order basis.  If our suppliers experience increased demand or shortages, it could affect deliveries to us.  In turn, this would affect our ability to manufacture and sell products that are dependent on those raw materials, components and subassemblies. Any such shortages would materially adversely affect our business, financial condition and results of operations.

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

•	the production and distribution of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties:

•	our dependence on third parties to supply key components, many of which have long lead times;

•	our ability to forecast demand for the variety of new products within this product category for which relevant data is incomplete or unavailable; and

•	longer lead times with suppliers than commitments from some of our customers.

•
if we are unable to deliver products on time to meet the market window of our retail customers, we will lose opportunities to increase revenues and profits, or we may incur penalties for late delivery.  We may also be unable to sell these finished goods, which would result in excess or obsolete inventory;

•
we are increasing the use of design and manufacturing of Bluetooth headset products at our new facilities in China.  Development of new wireless products and ramping of production can be complex.  Unexpected difficulties may arise.  Failure to meet our planned design deadlines or production quantities for new or existing products can adversely affect our financial results;

•
increasing production beyond planned capacity involves increased tooling, test equipment and hiring and training additional staff.  Lead times to increase tooling and test equipment are typically several months or more.  Once such additional capacity is in place, we incur increased depreciation and the resulting overhead.  Should we fail to ramp production once capacity is in place, we would not be able to absorb this incremental overhead, and this could lead to lower gross margins; and

•
we are working on a new initiative to re-engineer our supply chain by implementing new product forecasting systems, increasing automation within supply chain activities, improving the integrity of our supply chain data, and creating dashboards in order to improve our ability to match production to demand. If we are not able to successfully implement this initiative, we may not be able to meet demand or compete effectively with other companies who have successfully implemented similar initiatives.

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

The results of operations for the AEG business have been negatively impacted by intense price competition, particularly in Docking Audio products, and our new product introductions have not been as profitable as those in the prior years.  We have also had significant losses in fiscal 2007 and 2008 from excess and obsolete inventory and non-cancelable purchase commitments.  If we are unable to successfully introduce new, profitable products and align the cost structure to the revenue base, our anticipated future cash flows from the AEG business could be negatively impacted.

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

We also compete in the consumer market for the sale of our mobile, computer audio, gaming, Altec Lansing and Clarity products.  We believe that effective product promotion is highly relevant in the consumer market, which is dominated by large brands that have significant consumer mindshare.  We have invested in marketing initiatives to raise awareness and consideration of the Plantronics’ products.  We believe this will help increase preference for Plantronics and promote headset adoption overall.  The consumer market is characterized by relatively rapid product obsolescence, and we are at risk if we do not have the right products at the right time to meet consumer needs.  In addition, some of our competitors have significant brand recognition, and we are experiencing more competition in pricing actions, which can result in significant losses and excess inventory.

If we are unable to stimulate growth in our business, if our costs to stimulate demand do not generate incremental profit, or if we experience significant price competition, our business, financial condition, results of operations and cash flows could suffer.  In addition, failure to effectively market our products to customers could lead to lower and more volatile revenue and earnings, excess inventory and the inability to recover the associated development costs, any of which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, innovative technologies such as unified communications have moved the platform for certain of our products from our customers’ closed proprietary systems to open platforms such as the personal computer.  In turn, the personal computer has become more open as a result of such technologies as cloud computing and open source code development.  As a result, we are exposed to the risk that current and potential competitors could enter our markets and commoditize our products by offering similar products.

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

We sell our products through various channels of distribution that can be volatile, and failure to establish successful relationships with our channel partners could materially adversely affect our business, financial condition or results of operations.

We sell substantially all of our products through distributors, retailers, OEMs and telephony service providers.  Our existing relationships with these parties are not exclusive and can be terminated by either party without cause.  Our channel partners also sell or can potentially sell products offered by our competitors.  To the extent that our competitors offer our channel partners more favorable terms or more compelling products, such partners may decline to carry, de-emphasize or discontinue carrying our products.  In the future, we may not be able to retain or attract a sufficient number of qualified channel partners.  Further, such partners may not recommend or may stop recommending our products.  In the future, our OEMs or potential OEMs may elect to manufacture their own products that are similar to those we currently sell to them.  The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition or results of operations.

As a result of the growth of our B2C business, our customer mix is changing, and certain retailers, OEMs and wireless carriers are becoming more significant.  This greater reliance on certain large channel partners could increase the volatility of our revenues and earnings.  In particular, we have several large customers whose order patterns are difficult to predict.  Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time.  If we are unable to anticipate the purchase requirements of these customers, our revenues may be adversely affected, or we may be exposed to large volumes of inventory that cannot be immediately resold to other customers.

We have strong competitors and expect to face additional competition in the future.  If we are unable to compete effectively, our results of operations may be adversely affected.

Certain of our markets are intensely competitive.  They could experience a decline in average selling prices, competition on sales terms and conditions or continual performance, technical and feature enhancements by our competitors in the retail market.  Also, aggressive industry pricing practices have resulted in downward pressure on margins from both our primary competitors as well as from less established brands.

Currently, our single largest competitor is GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate.  We are currently experiencing more price competition from GN in the business markets than in the past.  Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments.  Motorola also benefits from the ability to bundle other offerings with its headsets.  We are also experiencing competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment.  These competitors generally are larger, offer broader product lines, bundle or integrate with other products’ communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

Competitors in audio devices vary by product line.   The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, GN’s Jabra brand, Sony Ericsson, Samsung, Aliph’s Jawbone brand, and Belkin among many others.  Many of these competitors have substantially greater resources than we have, and each of them has established market positions in this business.  In the PC and office and contact center markets, the largest competitor is GN, as well as Sennheiser Communications.   For PC and gaming headset applications, our primary competitor is Logitech.  In the Audio Entertainment business, competitors include Bose, Apple, Logitech, Creative Labs, iHome, and Harman International.

Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing.  We also expect to face additional competition from companies, principally located in Asia Pacific, which offer very low cost headset products, including products that are modeled on or are direct copies of our products.  These new competitors are likely to offer very low cost products, which may result in pricing pressure in the market.  If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

If we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be harmed.   If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, and our revenues and earnings could decline.

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

•
if Apple does not renew or cancels our licensing agreement, our products may not be compatible with iPods, resulting in loss of revenues and excess inventories, which would negatively impact our financial results;

•
if Apple changes its iPod product design more frequently than we update certain of our Docking Audio products, certain of our products may not be compatible with the changed design.  Moreover, if Apple makes style changes to its products more frequently than we update certain of our Docking Audio products, consumers may not like the look of our products with the iPod.  Both of these factors could result in decreased demand for our products, and excess inventories could result, which would negatively impact our financial results;

•
Apple has introduced its own line of iPod speaker products, which competes with certain of our Altec Lansing branded speaker products.  As the manufacturer of the iPod, Apple has unique advantages with regard to product changes or introductions that we do not possess, which could negatively impact our ability to compete effectively against Apple’s speaker products.  Moreover, certain consumers may prefer to buy Apple’s iPod speakers rather than other vendors’ speakers because Apple is the manufacturer.  As a result, this could lead to decreased demand for our products, and excess inventories could result, which would negatively impact our financial results; and

•	similar risks exist for MP3 players manufactured by companies other than Apple.

We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs.

There are multiple initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with the European Union (“EU”) and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”).  In certain jurisdictions the RoHS legislation was enacted as of July 1, 2006; however, other jurisdictions have delayed implementation.  While we believe that we will have the resources and ability to fully meet the requirements of the RoHS and WEEE directives universally, if unusual occurrences arise, or, if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to comply with the legislation as passed by the EU member states or other global jurisdictions.  If this were to happen, a material negative effect on our financial results may occur.

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

We have significant foreign manufacturing operations that are inherently risky, and a significant amount of our revenues are generated internationally.

We completed construction of a manufacturing facility and design center in Suzhou, China in the fourth quarter of fiscal 2006, and we are transitioning new products and outsourced production to our new facility to increase production.  If we are unable to effectively produce new products or to transition outsourced production into our Suzhou facility, we may be unable to meet demand for these products, and our margins on these products may decrease.  There are risks in operating the Suzhou factory and expanding our competency in a rapidly evolving economy because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, electricity may not be available as contemplated or the like.  Should any of these risks occur, we may be unable to maximize the output from the facility, and our financial results may decrease from our anticipated levels.  We also purchase a number of turnkey products directly from vendors in Asia.  Further, most of our AEG products are manufactured by foreign vendors, primarily in China.  In addition, we assemble the majority of our ACG headsets in our manufacturing facility located in Tijuana, Mexico, and we obtain most of the components and sub-assemblies used in our products from various foreign suppliers.  The inherent risks of international operations, either in Mexico or in Asia, could materially adversely affect our business, financial condition and results of operations.

We also generate a significant amount of our revenues from foreign customers.  The types of risks faced in connection with international operations and sales include, among others:

•	fluctuations in foreign exchange rates ;

•	cultural differences in the conduct of business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessions in economies outside of the United States;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions in each country;

•	the management and operation of an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws; and

•	currency restrictions.

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

•	uncertain economic conditions, including the possibility of a domestic and global recession, inflationary pressures, and the decline in investor confidence in the market place;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	the timing and success of the integration of the AEG business;

•	our ability to successfully complete the product refresh for the Altec Lansing products and turn around the AEG business in a timeline consistent with our internal financial models;

•	general economic, political, and market conditions, including market volatility; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income historically has been generated in jurisdictions outside of the U.S..  Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates.  If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected.  While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful. In addition, many of these strategies will require a period of time to implement. Moreover, if U.S. or other foreign tax authorities change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

During the first quarter of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This interpretation requires that we recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained which has the potential to add more variability to our future effective tax rates.

We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.

We hold a variety of auction rate securities, or ARS, primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  Historically these ARS investments have provided liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days.  The recent uncertainties in the credit markets have affected all of our holdings, and, as a consequence, these investments are not currently liquid. As a result, we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  During the fourth quarter of fiscal 2008, we determined that there was a decline in the fair value of our ARS investments of $2.9 million and a further decline of $0.9 million in the first quarter of fiscal 2009, both of which are deemed temporary.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact its valuation include changes to credit rating, interest rate changes, and general liquidity in the Student Loan Market.

Although we currently have the ability to hold these ARS investments until a recovery of the auction process or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may incur further temporary impairment charges requiring us to record additional unrealized losses in accumulated other comprehensive loss.  We could also incur other-than-temporary impairment charges resulting in realized losses in our statement of operations, which would reduce net income.

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

There were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

A significant portion of our profits comes from the contact center market, and a decline in demand in that market could materially adversely affect our results.  While we believe that this market may grow in future periods, this growth could be slow, or revenues from this market could be flat or decline.  Deterioration in general economic conditions could result in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, which could negatively affect our business.  Because of our reliance on the contact center market, we will be affected more by changes in the rate of contact center establishment and expansion and the communications products used by contact center agents than would a company serving a broader market.  Any decrease in the demand for contact centers and related headset products could cause a decrease in the demand for our products, which would materially adversely affect our business, financial condition and results of operations.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting.  We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a credit agreement with a major bank containing covenants that limit our ability to pay cash dividends on shares of our common stock except under certain conditions.  We believe that we will continue to meet the conditions that make the payment of cash dividends permissible pursuant to the credit agreement in the near future.  The actual declaration of future dividends and the establishment of record and payment dates is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

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

PLANTRONICS, INC.

Date: August 6, 2008	By:	/s/ Barbara V. Scherer

Barbara V. Scherer

Senior Vice President - Finance and Administration and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer of the Registrant)