Form 10-Q
period 2008-09-27
PLANTRONICS INC /CA/
filed 2008-11-05
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of October 24, 2008, 48,865,971 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2008	September 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$163,091	$199,983
Accounts receivable, net	131,493	115,032
Inventory	127,088	163,433
Deferred income taxes	13,760	13,594
Other current assets	14,771	20,646
Total current assets	450,203	512,688
Long-term investments	25,136	24,823
Property, plant and equipment, net	98,530	102,543
Intangibles, net	91,511	87,498
Goodwill	69,171	69,171
Other assets	6,842	5,947
Total assets	$741,393	$802,670

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,896	$70,721
Accrued liabilities	67,318	55,753
Total current liabilities	115,214	126,474
Deferred tax liability	32,570	30,098
Long-term income taxes payable	14,137	13,686
Other long-term liabilities	852	964
Total liabilities	162,773	171,222

Stockholders' equity:
Common stock	673	677
Additional paid-in capital	369,655	386,717
Accumulated other comprehensive income (loss)	(3,581)	4,367
Retained earnings	608,849	642,086
	975,596	1,033,847
Less: Treasury stock, at cost	(396,976)	(402,399)
Total stockholders' equity	578,620	631,448
Total liabilities and stockholders' equity	$741,393	$802,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
Net revenues	$208,224	$216,856	$414,719	$436,020
Cost of revenues	123,768	123,083	246,717	251,368
Gross profit	84,456	93,773	168,002	184,652
Operating expenses:
Research, development and engineering	19,208	18,850	38,696	38,545
Selling, general and administrative	45,941	47,745	92,052	96,143
Restructuring and other related charges	-	(140)	-	235
Total operating expenses	65,149	66,455	130,748	134,923
Operating income	19,307	27,318	37,254	49,729
Interest and other income (expense), net	1,793	(3,170)	3,127	(1,630)
Income before income taxes	21,100	24,148	40,381	48,099
Income tax expense	4,578	6,500	8,884	9,957
Net income	$16,522	$17,648	$31,497	$38,142

Net income per share - basic	$0.34	$0.36	$0.66	$0.78

Shares used in basic per share calculations	48,115	48,796	47,975	48,738

Net income per share - diluted	$0.34	$0.36	$0.64	$0.77

Shares used in diluted per share calculations	49,310	49,489	48,963	49,362

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,497	$38,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,974	13,973
Stock-based compensation	7,862	8,506
Provision for (benefit from) sales allowances and doubtful accounts	370	(108)
Provision for excess and obsolete inventories	8,404	3,222
Benefit from deferred income taxes	(5,769)	(4,346)
Income tax benefit associated with stock option exercises	473	668
Excess tax benefit from stock-based compensation	(1,291)	(589)
Loss on disposal of property, plant, and equipment	7	91
Impairment of intangible asset	517	-

Changes in assets and liabilities:
Accounts receivable, net	(16,044)	18,632
Inventory	(15,316)	(39,566)
Other assets	211	(4,886)
Accounts payable	1,515	22,825
Accrued liabilities	7,201	(5,348)
Income taxes payable	7,936	3,189
Cash provided by operating activities	41,547	54,405

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	168,415	-
Purchase of short-term investments	(212,265)	-
Capital expenditures and other assets	(11,893)	(14,591)
Cash used for investing activities	(55,743)	(14,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(6,381)
Proceeds from sale of treasury stock	2,625	2,668
Proceeds from issuance of common stock	5,927	6,898
Payment of cash dividends	(4,828)	(4,905)
Excess tax benefit from stock-based compensation	1,291	589
Cash provided by (used for) financing activities	5,015	(1,131)
Effect of exchange rate changes on cash and cash equivalents	1,429	(1,791)
Net increase (decrease) in cash and cash equivalents	(7,752)	36,892
Cash and cash equivalents at beginning of period	94,131	163,091
Cash and cash equivalents at end of period	$86,379	$199,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the March 31, 2008 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed with the SEC on May 27, 2008.  The results of operations for the interim period ended September 30, 2008 are not indicative of the results to be expected for the entire fiscal year and any future period.

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

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current and prior fiscal years consist of 52 weeks and each fiscal quarter consists of 13 weeks.  The current fiscal year ends on March 28, 2009, and the prior fiscal year ended on March 29, 2008.  The Company’s interim periods for the second quarters of fiscal 2008 and 2009 ended on September 29, 2007 and September 27, 2008, respectively.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), only with respect to financial assets and liabilities recognized at fair value on a recurring basis.  SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.   In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”.  In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which allows companies to delay the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The partial adoption of SFAS No. 157 has not had a material impact on the Company’s consolidated financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (“FSP 157-3”) that clarifies the application of SFAS 157 in situations where the market that is not active.  FSP 157-3 is effective upon issuance. The Company’s adoption of FSP 157-3 during the three month period ending September 30, 2008 used in the determination of estimated fair values which did not have a material impact on the Company’s consolidated financial statements.

Under SFAS No. 157, fair value is defined as the exchange price that would be received for the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Note 4 for information and related disclosures regarding the Company’s fair value measurements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) became effective for the Company on April 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  The Company does not have any instruments for which it has elected the fair value option.  Therefore, SFAS No. 159 has not impacted the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141(R)"), which replaces “SFAS No. 141”, “Business Combinations”.  SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning April 1, 2009 and will apply prospectively to any business combinations completed on or after that date, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be recorded as income tax expense for all such adjustments after April 1, 2009, regardless of the date of the original business combination.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009.  The Company is evaluating the impact that this statement will have, if any, on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

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

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

(in thousands)	March 31, 2008	September 30, 2008

Inventory, net:
Raw materials	$36,081	$46,848
Work in process	3,611	5,003
Finished goods	87,396	111,582
	$127,088	$163,433

If forecasted revenue and gross margin rates of either the ACG or AEG segment are not achieved, it is reasonably possible that the Company may have increased requirements for inventory provisions.

(in thousands)	March 31, 2008	September 30, 2008

Accrued liabilities:
Employee compensation and benefits	$25,089	$22,638
Warranty accrual	10,441	11,747
Accrued advertising and sales and marketing	5,762	5,487
Accrued other	26,026	15,881
	$67,318	$55,753

Changes in the warranty obligation, which are included as a component of accrued liabilities on the condensed consolidated balance sheets, are as follows (in thousands):

Warranty obligation at March 31, 2008	$10,441
Warranty provision relating to products shipped during the period	10,232
Deductions for warranty claims processed during the period	(8,926)
Warranty obligation at September 30, 2008	$11,747

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table represents the Company’s investments at March 31, 2008 and September 30, 2008 (in thousands):

	Balances at March 31, 2008				Balances at September 30, 2008
	Cost Basis	Unrealized Gain(Loss)	Accrued Interest	Fair Value	Cost Basis	Unrealized Gain(Loss)	Accrued Interest	Fair Value
Long-term investments:
Auction rate securities	$28,000	$(2,864)	$-	$25,136	$28,000	$(3,177)	$-	$24,823
Total long-term investments	$28,000	$(2,864)	$-	$25,136	$28,000	$(3,177)	$-	$24,823

At September 30, 2008 and March 31, 2008, all of the Company’s investments were classified as available-for-sale and consisted of auction rate securities (“ARS”).  The Company did not incur any material realized gains or losses in the six months ended September 30, 2008 or 2007.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$128,964	$-	$-	$128,964
Derivative assets	-	3,170	-	3,170
Auction rate securities	-	-	24,823	24,823
Reserve Primary Fund	-	-	1,942	1,942
Total assets measured at fair value	$128,964	$3,170	$26,765	$158,899

Derivative liabilities	$4	$289	$-	$293

Level 1 assets and liabilities consist of money market funds and derivative foreign currency forward contracts that are traded in an active market with sufficient volume and frequency of transactions.  Fair value is measured based on the quoted market price of identical securities.

Level 2 assets and liabilities consist of derivative foreign currency call and put option contracts.  Fair value is determined using a Black-Scholes valuation model using inputs that are observable in the market.

Level 3 assets consist mainly of ARS primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  These ARS investments are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days. However, the recent uncertainties in the credit markets have affected all of the Company’s holdings, and, as a consequence, these investments are not currently liquid.  As a result, the Company will not be able to access these funds until either a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability to hold these ARS investments until a recovery of the auction process or until maturity.  In addition, as of September 30, 2008, Level 3 assets also include the Company’s investment in the Reserve Primary Market Fund which was reclassified from Level 1 to Level 3 because of the Company’s inability to liquidate the funds.

As of September 30, 2008, Level 3 assets also include the Company’s holdings in the Reserve Primary Money Market Fund (“the Reserve”) which experienced a decline in net asset value to $0.97 per share due to its exposure to investments held in Lehman Brothers Holdings, Inc. which filed for Chapter 11 bankruptcy protection on September 15, 2008.  As a result, Level 1 and Level 2 inputs are not available to value the investment and the Company determined the fair value based on Level 3 inputs which consisted of reviewing the Reserve’s underlying securities portfolio comprised primarily of discounted notes, certificates of deposit and commercial paper issued by highly-rated institutions.  Based on this analysis, the Company concluded that the fair value of its holdings in the Reserve was lower than the carrying value and, as a result, recorded a realized loss of $0.1 million included in Interest and other income (expense), net in its condensed consolidated statement of income for the three months ended September 30, 2008.  As of September 30, 2008, the Reserve was classified as a receivable within Other current assets in the condensed consolidated balance sheet as, in September 2008, the Company attempted to redeem in full all of its holdings in the Reserve and it reasonably expects that distributions from the Reserve will occur within the next twelve months.  In October 2008, the Company received a distribution of approximately $1.0 million which approximates one half of its holdings as of September 30, 2008.

In October 2008, the Company received an offer (the “Offer) from UBS AG (“UBS”), the investment provider for its ARS portfolio, to sell at par value approximately $28.0 million auction rate securities originally purchased from UBS at anytime during a two-year period beginning June 30, 2010.  The Offer is non-transferable and expires on November 14, 2008.  The acceptance of the Offer will likely result in a charge to income for the difference between the fair value of the Offer and the unrealized losses on the auction rate securities held which amounted to $3.2 million at September 30, 2008.  The Company is in the process of evaluating the Offer and the potential financial statement impact.  As a result of the Offer and the Company’s ability to hold its ARS investments to maturity, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet as of September 30, 2008 and March 31, 2008.

Historically, the fair value of ARS investments approximated par value due to the frequent resets throughout the auction process.  While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading, and, therefore, do not currently have a readily determinable market value.  Accordingly, the estimated fair value of ARS no longer approximates par value.

As of March 31, 2008 and September 30, 2008, the Company’s investment advisors utilized a discounted cash flow model to determine an estimated fair value of the Company’s investment in ARS which was corroborated by a separate and comparable discounted cash flow model prepared by the Company.  The key assumptions used in preparing the discounted cash flow model include current estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Based on this assessment of fair value, as of September 30, 2008 the Company has experienced an overall decline in the fair value of its ARS investments of $3.2 million, including a decline of $0.3 million recorded in the first six months of fiscal 2009, which is deemed temporary.  The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Plantronics to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  The Company has recorded a full valuation allowance against the associated deferred tax asset due to the potential inability to utilize capital losses for tax purposes.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets (in thousands):

Six Months ended September 30, 2008

Balance as of March 31, 2008	$25,136
Unrealized loss included in other comprehensive income (loss)	(313)
Transfer of Reserve Primary Fund from Level 1 to Level 3	1,942
Balance at September 30, 2008	$26,765

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The following table presents changes in the carrying value of acquired intangible assets with remaining net book values as of the periods (in thousands):

	March 31, 2008			September 30, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$30,160	$(13,883)	$16,277	$30,160	$(16,218)	$13,942	6-10 years
State contracts	1,300	(1,161)	139	1,300	(1,254)	46	7 years
Patents	1,420	(1,079)	341	1,420	(1,181)	239	7 years
Customer relationships	18,133	(6,308)	11,825	18,133	(7,408)	10,725	3-8 years
Trademarks	300	(268)	32	300	(289)	11	7 years
Trade name - inMotion	5,000	(1,641)	3,359	5,000	(1,953)	3,047	8 years
Trade name - Altec Lansing	59,100	-	59,100	59,100	-	59,100	Indefinite
OEM relationships	700	(262)	438	700	(312)	388	7 years

Total	$116,113	$(24,602)	$91,511	$116,113	$(28,615)	$87,498

The aggregate amortization expense relating to purchased intangible assets for the three and six months ended September 30, 2007 was $2.0 million and $4.1 million, respectively and $2.0 and $4.0 million for the three and six months ended September 30, 2008, respectively.  The estimated future amortization expense of purchased intangible assets as of September 30, 2008 is as follows (in thousands):

Fiscal Year Ending March 31,
Remainder of 2009	$3,859
2010	7,411
2011	7,368
2012	4,788
2013	3,212
Thereafter	1,760
Total estimated amortization expense	$28,398

Goodwill as of March 31, 2008 and September 30, 2008 was $69.2 million.

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2008, the Company completed the annual impairment test of goodwill and the Altec Lansing trade name, which indicated that there was no impairment.  The Company has considered the effect of the current economic environment and determined that there have not been any events or changes in circumstances during the six months ended September 30, 2008, which triggered an impairment review. If forecasted revenue and margin growth rates of the AEG segment are not achieved, it is reasonably possible that an impairment review may be triggered for goodwill and purchased intangible assets with indefinite lives prior to the next annual review in the fourth quarter of fiscal 2009.  It is also reasonably possible that an impairment review may be triggered for the remaining intangible assets.  If a triggering event causes an impairment review to be required before the next annual review, it is not possible to determine if an impairment charge would result or if such charge would be material.

6. RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and SFAS No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS No. 112”).

In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, shut down a related Hong Kong research and development, sales and procurement office and consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  The selling, general and administrative functions of AEG in China have been consolidated with those of ACG throughout the Asia-Pacific region.  These actions resulted in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  This restructuring plan is part of a strategic initiative designed to reduce fixed costs by outsourcing the majority of AEG manufacturing to a network of qualified contract manufacturers already in place.  The plan was substantially completed as of September 30, 2008.

Restructuring and other related charges of approximately $3.6 million related to this restructuring plan have been recorded to date including a net charge of less than $0.1 million recorded in the six months ended September 30, 2008.  The total restructuring charges of $3.6 million consist of $1.4 million for the write-off of facilities and equipment and accelerated depreciation, $1.4 million for severance and benefits, and $0.8 million in professional and administrative and other fees.  We believe that substantially all restructuring and other related charges have been recorded as of September 30, 2008.  As of September 30, 2008, approximately $0.3 million was unpaid and is expected to be paid during fiscal 2009.

In November 2007, 730 employees were notified of their termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of September 30, 2008, 719 employees have been terminated, 6 employees have left voluntarily and 5 employees will terminate over the next quarter.

In June 2008, the Company announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination, 27 of which had been terminated as of September 30, 2008, 1 employee transferred within the Company and the remaining 3 employees are expected to terminate at the end of the calendar year.  In the six month period ended September 30, 2008, $0.2 million of restructuring charges were recorded related to this activity, consisting solely of severance, of which substantially all costs have been paid as of September 30, 2008.  All restructuring and other related charges have been recorded as of September 30, 2008.

If forecasted revenue and gross margin growth rates of either the ACG or AEG segment are not achieved, it is reasonably possible that the Company will need to record additional restructuring and other related charges in future periods.  In addition, the Company continues to review the AEG cost structure and may implement additional cost reduction initiatives in the future.

The following table summarizes all the Company’s restructuring activities for the six months ended September 30, 2008 (in thousands):

	Severance and Benefits	Facilities and Equipment	Other	Total

Restructuring accrual at March 31, 2008	$292	$-	$514	$806

Restructuring and other related charges	276	(153)	112	235
Cash payments	(301)	107	(590)	(784)
Non-cash	-	46	-	46
Restructuring accrual at September 30, 2008	$267	$-	$36	$303

The restructuring accrual is included in accrued liabilities in the Company’s condensed consolidated balance sheet.

7. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense recorded under SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008

Cost of revenues	$612	$626	$1,253	$1,280

Research, development and engineering	855	988	1,783	1,972
Selling, general and administrative	2,282	2,624	4,826	5,254
Stock-based compensation expense included in operating expenses	3,137	3,612	6,609	7,226

Total stock-based compensation expense	3,749	4,238	7,862	8,506
Income tax benefit	(1,313)	(1,433)	(2,622)	(2,734)
Total stock-based compensation expense, net of tax	$2,436	$2,805	$5,240	$5,772

Stock Options

The following is a summary of the Company’s stock option activity during the six months ended September 30, 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2008	8,561	$26.32
Options granted	801	$24.02
Options exercised	(359)	$19.22
Options forfeited or expired	(283)	$29.07
Outstanding at September 30, 2008	8,720	$26.31	3.93	$11,287
Vested and expected to vest at September 30, 2008	8,540	$26.36	3.88	$11,157
Exercisable at September 30, 2008	6,465	$26.97	3.29	$9,705

The total intrinsic value of options exercised during the six months ended September 30, 2007 and 2008 was $3.5 million and $2.0 million, respectively.

As of September 30, 2008, total unrecognized compensation cost related to unvested stock options was $17.6 million which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the six months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2008	288	$26.77
Granted	30	$23.76
Vested	(23)	$28.00
Forfeited	(14)	$28.46
Non-vested at September 30, 2008	281	$26.26

As of September 30, 2008, total unrecognized compensation cost related to non-vested restricted stock awards was $5.9 million, which is expected to be recognized over a weighted average period of 2.7 years.  The total fair value of restricted stock awards vested during the six months ended September 30, 2008 was $0.6 million.

Employee Stock Purchase Plan (“ESPP”)

As of September 30, 2008, there was $0.5 million of unrecognized compensation cost related to the ESPP that is expected to be fully recognized during the next two fiscal quarters.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
Employee Stock Options	2007	2008	2007	2008
Expected volatility	38.3%	46.3%	37.1%	47.0%
Risk-free interest rate	4.5%	3.1%	4.6%	3.1%
Expected dividends	0.7%	0.8%	0.8%	0.8%
Expected life (in years)	4.4	4.4	4.4	4.4
Weighted-average grant date fair value	$9.75	$9.42	$8.82	$9.50
ESPP
Expected volatility	32.1%	47.7%	32.1%	47.7%
Risk-free interest rate	5.1%	1.9%	5.1%	1.9%
Expected dividends	0.7%	0.8%	0.7%	0.8%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average grant date fair value	$6.72	$6.85	$6.72	$6.85

8. COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended September 30, 2007 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
Net income	$16,522	$17,648	$31,497	$38,142
Unrealized gain (loss) on cash flow hedges, net of tax	(2,120)	7,061	(2,278)	8,552
Foreign currency translation gain (loss)	590	(541)	1,006	(289)
Unrealized gain (loss) on long-term investments, net of tax	-	618	-	(314)
Comprehensive income	$14,992	$24,786	$30,225	$46,091

9. FOREIGN CURRENCY TRANSACTIONS

Non-Designated Hedges

As of September 30, 2008, the Company had foreign currency forward contracts of €16.0 million and ₤6.4 million denominated in Euros (“EUR” or “€”) and Great Britain Pounds (“GBP” or “£”), respectively.  These forward contracts hedge against a portion of the Company’s foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent, at September 30, 2008 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	16,000	$23,404	Sell EUR	1 month
GBP	6,400	$11,768	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.8 million and $1.2 million in the three and six months ended September 30, 2007, respectively, and a net loss of $4.0 million and $3.5 million in the three and six months ended September 30, 2008, respectively.

Cash Flow Hedges

As of September 30, 2008, the Company had foreign currency put and call option contracts of €48.5 million and £18.7 million.  As of March 31, 2008, the Company had foreign currency put and call option contracts of €48.4 million and £18.7 million.  Collectively, the Company’s option contracts are collars to hedge against a portion of its forecasted foreign currency denominated sales.

In the three and six months ended September 30, 2008, realized losses of $0.6 million and $2.7 million on cash flow hedges were recognized in net revenues in the condensed consolidated statements of operations compared to $0.8 million and $1.1 million in realized losses for the same periods a year ago.  The Company expects to reclassify the entire amount of $2.7 million of gains accumulated in other comprehensive income (loss) to net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

10. INCOME TAXES

The effective tax rate for the three and six months ended September 30, 2008 was 26.9% and 20.7%, respectively compared to 21.7% and 22.0% for the same periods a year ago.  The increase in the effective tax rate for the three months ended September 30, 2008 compared to the same period a year ago is primarily due to a shift in profits to the United States where the tax rate is higher and a larger foreign currency loss in foreign jurisdictions where the tax rates are lower.  The decrease in the effective tax rate for the six months ended September 30, 2008 compared to the same period a year ago is primarily due to the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions partially offset by a shift in profits to the United States taxed at higher rates and larger foreign currency losses in foreign jurisdictions where the tax rates are lower.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; or a change in estimates of future taxable income which could result in a valuation allowance being required.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in the six months ended September 30, 2008, the Company recognized a tax benefit of $1.7 million, consisting of $1.4 million in tax reserves and $0.3 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions. As of September 30, 2008, there were no material changes from March 31, 2008 in the tax reserves under FIN 48.  As of September 30, 2008, the Company had $11.9 million of unrecognized tax benefits compared to $12.4 million at March 31, 2008.  All of the total unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2008, the Company had approximately $1.8 million of accrued interest related to uncertain tax positions, compared to $1.7 million as of March 31, 2008.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal, state and foreign jurisdictions within the next twelve months. Currently, the Company cannot reasonably estimate the amount of reductions during the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to either United States federal or state income tax examinations by tax authorities for years prior to 2005 and 2004, respectively. Foreign income tax matters for material tax jurisdictions have been concluded through tax years before 2003, except for the United Kingdom, which has been concluded through fiscal 2005, and Germany and France which have been concluded through fiscal 2006.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that retroactively extends the research tax credit to January 1, 2008, for two years.  The Company has not yet completed its full analysis of the impact but anticipates a benefit of approximately $0.8 million which will be recognized in the third quarter of fiscal 2009.

11. COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008

Net income	$16,522	$17,648	$31,497	$38,142

Weighted average shares-basic	48,115	48,796	47,975	48,738
Dilutive effect of employee equity incentive plans	1,195	693	988	624
Weighted average shares-diluted	49,310	49,489	48,963	49,362

Earnings per share-basic	$0.34	$0.36	$0.66	$0.78

Earnings per share-diluted	$0.34	$0.36	$0.64	$0.77

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	3,089	5,515	4,841	6,406

12. SEGMENT INFORMATION

Financial data for each segment for the three and six months ended September 30, 2007 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008

Net revenues
Audio Communications Group	$181,047	$195,349	$366,619	$393,876
Audio Entertainment Group	27,177	21,507	48,100	42,144
Consolidated net revenues	$208,224	$216,856	$414,719	$436,020

Gross profit (loss)
Audio Communications Group	$84,884	$92,746	$170,660	$181,916
Audio Entertainment Group	(428)	1,027	(2,658)	2,736
Consolidated gross profit	$84,456	$93,773	$168,002	$184,652

Operating income (loss)
Audio Communications Group	$29,670	$33,509	$58,656	$62,532
Audio Entertainment Group	(10,363)	(6,191)	(21,402)	(12,803)
Consolidated operating income	$19,307	$27,318	$37,254	$49,729

Audio Communications Group

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles. Major product categories include “Office and Contact Center”, which includes corded and cordless communication headsets, audio processors and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes PC and gaming headsets; and “Other”, which includes specialty products such as Clarity products marketed for hearing impaired individuals.  The following table presents net revenues by product group within ACG (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008

Net revenues from unaffiliated customers:
Office and Contact Center	$131,357	$119,530	$263,562	$242,333
Mobile	35,859	60,911	77,097	120,793
Gaming and Computer Audio	8,277	8,977	14,762	18,598
Other	5,554	5,931	11,198	12,152
Total segment net revenues	$181,047	$195,349	$366,619	$393,876

Audio Entertainment Group

AEG is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  Major product categories include “Docking Audio”, which includes all speakers, whether AC or battery-powered, that work with portable digital players such as iPod and other MP3 players and “PC Audio”, which includes speaker systems used for computers and other multi-media application systems.  “Other” includes headphones and home audio systems.  Currently, all the revenues in AEG are derived from sales of Altec Lansing products.  The following table presents net revenues by product group within AEG (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008

Net revenues from unaffiliated customers:
Docking Audio	$13,615	$9,198	$23,906	$18,970
PC Audio	12,627	10,051	21,075	19,229
Other	935	2,258	3,119	3,945
Total segment net revenues	$27,177	$21,507	$48,100	$42,144

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of the Altec Lansing branded headsets from the AEG segment to the ACG segment, and, as a result, effective July 1, 2007, the revenue and resulting profit from the Altec Lansing branded headsets are now included in the ACG reporting segment within the Gaming and Computer Audio category.  In the six months ended September 30, 2007, AEG net revenue included $1.7 million related to these headsets.

Major Customers

No customer accounted for 10% or more of total net revenues for the three or six months ended September 30, 2007 and 2008, nor did any one customer account for 10% or more of accounts receivable at March 31, 2008, or September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).   Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include, statements containing our expectations regarding (i) improving sound quality; (ii) increasing margins on our new high-end Bluetooth products; (iii) managing inventory more tightly; (iv) continuing our cost reduction efforts; (v) having our newly refreshed portfolio of Audio Entertainment Group (“AEG”) products increase revenues and improve profitability and market share; and (vi) maintaining revenue growth, in addition to other statements regarding our future operations, financial condition and prospects and business strategies.  These forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship a broad range of products to over 75 countries through a worldwide network of distributors, original equipment manufacturers (“OEMs”), wireless carriers, retailers, and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and, while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

Our consolidated net revenues increased from $208.2 million in the second quarter of fiscal 2008 to $216.9 in the second quarter of fiscal 2009, which was primarily attributable to increased sales of Bluetooth headsets for mobile phone applications.  Our net income increased from $16.5 million in the second quarter of fiscal 2008 to $17.6 million in the second quarter of fiscal 2009 primarily due to improved gross margin on our consumer products in both our segments and better factory utilization which compensated for the decline in our enterprise businesses offset in part by foreign exchange losses and a higher tax rate due to the shift of profits to the United States.

In our Audio Communications Group (“ACG”) segment, net revenues increased from $181.0 million in the second quarter of fiscal 2008 to $195.3 million in the second quarter of fiscal 2009, primarily driven by an 85% increase in sales of our Bluetooth headsets for the mobile market from the same quarter a year ago.  Growth in these products was the result of continued strong demand in the quarter, particularly in the United States, due to market share gains on our strong Bluetooth product portfolio and some continued momentum from the hands-free driving laws that went into effect July 1, 2008 in the United States in the states of California and Washington.  Growth in these products was partially offset by a decline in net revenues from office wireless and Office and Contact Center (“OCC”) corded and mobile corded products.  Given increasing economic uncertainty, we expect our OCC revenues to decline in the third quarter but the consumer related portions of our business, namely our Bluetooth products, are expected to grow since the December quarter is typically a stronger quarter for our consumer products due to holiday seasonality.  However, the economic environment is very uncertain and consumer spending is broadly expected to decline which could impact our predicted growth from the September quarter to the December quarter.

In our AEG segment, net revenues decreased from $27.2 million in the second quarter of fiscal 2008 to $21.5 million in the second quarter of fiscal 2009 primarily due to higher revenue in the year ago quarter related to a large deal with a warehouse club and the liquidation of certain discontinued products.  Operating losses decreased to $6.2 million in the second quarter of fiscal 2009 compared to $10.4 million in the corresponding period in the prior year primarily due to reduced operating costs and expenses as a result of our restructuring activities and tighter management of promotions and discounts.  In addition to the progress made on cost reductions within the AEG segment, a greater effort has been made to refresh the product line with more competitive products.  In the second quarter of fiscal 2009, we announced a new product portfolio, and, with all 10 of our new products shipping in the third quarter of fiscal 2009, we expect to grow sequentially.  However, the economic environment is very uncertain and consumer spending is broadly expected to decline which could impact our predicted growth from the September quarter to the December quarter.

We started fiscal 2009 with the following key corporate initiatives which are designed to increase long-term sustainable shareholder value:

•
Strengthen brand value of sound, style and simplicity. We are investing in a number of initiatives to further improve the sound quality and ease of use of our products.  Our brand promise is sound, style, and simplicity, and we intend to continue investing resources to ensure we deliver on this pledge to our customers.

•
Maintain revenue growth. We are continuing to invest in research and development to improve the overall appearance and functionality of our products.  We are seeking to grow the office market through the introduction of compelling, easy-to-use wireless and corded products.

•
Improve profitability.  We are continuing development of our cost effective high-end Bluetooth portfolio, and, within the AEG business, we are developing new product lines that we believe will help us to gain share and improve profit margins.

Our results as of the six months ended September 30, 2008 demonstrated progress on these key corporate initiatives;  however, as the economic environment has deteriorated sharply and financial risks have increased, we maintain our focus on cost reduction, and, in particular, inventory reduction.  As a result, we have lowered production plans, cut safety stocks and are reviewing inventory positions and outlooks on a daily basis.  Since we believe the economic environment could continue to be weak, we continue to look for cost reduction opportunities in all expense categories in addition to inventory levels and their associated carrying costs.

RESULTS OF OPERATIONS

The following tables set forth, for the period indicated, the condensed consolidated statements of operations data and data by segment.  The financial information and the ensuing discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

Consolidated

(in thousands except percentages)	Three Months Ended September 30,				Six Months Ended September 30,
	2007		2008		2007		2008

Net revenues	$208,224	100.0%	$216,856	100.0%	$414,719	100.0%	$436,020	100.0%
Cost of revenues	123,768	59.4%	123,083	56.8%	246,717	59.5%	251,368	57.7%
Gross profit	84,456	40.6%	93,773	43.2%	168,002	40.5%	184,652	42.3%

Operating expense:
Research, development and engineering	19,208	9.2%	18,850	8.7%	38,696	9.3%	38,545	8.8%
Selling, general and administrative	45,941	22.1%	47,745	22.0%	92,052	22.2%	96,143	22.1%
Restructuring and other related charges	-	0.0%	(140)	(0.1%)	-	0.0%	235	0.1%
Total operating expenses	65,149	31.3%	66,455	30.6%	130,748	31.5%	134,923	31.0%
Operating income	19,307	9.3%	27,318	12.6%	37,254	9.0%	49,729	11.3%
Interest and other income (expense), net	1,793	0.8%	(3,170)	(1.5%)	3,127	0.7%	(1,630)	(0.3%)
Income before income taxes	21,100	10.1%	24,148	11.1%	40,381	9.7%	48,099	11.0%
Income tax expense	4,578	2.2%	6,500	3.0%	8,884	2.1%	9,957	2.3%
Net income	$16,522	7.9%	$17,648	8.1%	$31,497	7.6%	$38,142	8.7%

Audio Communications Group

(in thousands except percentages)	Three Months Ended September 30,				Six Months Ended September 30,
	2007		2008		2007		2008

Net revenues	$181,047	100.0%	$195,349	100.0%	$366,619	100.0%	$393,876	100.0%
Cost of revenues	96,163	53.1%	102,603	52.5%	195,959	53.4%	211,960	53.8%
Gross profit	84,884	46.9%	92,746	47.5%	170,660	46.6%	181,916	46.2%

Operating expense:
Research, development and engineering	16,194	8.9%	16,879	8.6%	32,978	9.0%	34,076	8.7%
Selling, general and administrative	39,020	21.6%	42,358	21.7%	79,026	21.6%	85,308	21.7%
Total operating expenses	55,214	30.5%	59,237	30.3%	112,004	30.6%	119,384	30.4%
Operating income	$29,670	16.4%	$33,509	17.2%	$58,656	16.0%	$62,532	15.8%

Audio Entertainment Group

(in thousands except percentages)	Three Months Ended September 30,				Six Months Ended September 30,
	2007		2008		2007		2008

Net revenues	$27,177	100.0%	$21,507	100.0%	$48,100	100.0%	$42,144	100.0%
Cost of revenues	27,605	101.6%	20,480	95.2%	50,758	105.5%	39,408	93.5%
Gross profit (loss)	(428)	(1.6%)	1,027	4.8%	(2,658)	(5.5%)	2,736	6.5%

Operating expense:
Research, development and engineering	3,014	11.1%	1,971	9.2%	5,718	11.9%	4,469	10.6%
Selling, general and administrative	6,921	25.4%	5,387	25.0%	13,026	27.1%	10,835	25.7%
Restructuring and other related charges	-	0.0%	(140)	(0.7%)	-	0.0%	235	0.6%
Total operating expenses	9,935	36.5%	7,218	33.5%	18,744	39.0%	15,539	36.9%
Operating loss	$(10,363)	(38.1%)	$(6,191)	(28.7%)	$(21,402)	(44.5%)	$(12,803)	(30.4%)

NET REVENUES

Audio Communications Group

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands except percentages)	2007	2008	Increase (Decrease)		2007	2008	Increase (Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$131,357	$119,530	$(11,827)	(9.0%)	$263,562	$242,333	$(21,229)	(8.1%)
Mobile	35,859	60,911	25,052	69.9%	77,097	120,793	43,696	56.7%
Gaming and Computer Audio	8,277	8,977	700	8.5%	14,762	18,598	3,836	26.0%
Other	5,554	5,931	377	6.8%	11,198	12,152	954	8.5%
Total segment net revenues	$181,047	$195,349	$14,302	7.9%	$366,619	$393,876	$27,257	7.4%

Audio Entertainment Group

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands except percentages)	2007	2008	Increase (Decrease)		2007	2008	Increase (Decrease)

Net revenues from unaffiliated customers:
Docking Audio	$13,615	$9,198	$(4,417)	(32.4%)	$23,906	$18,970	$(4,936)	(20.6%)
PC Audio	12,627	10,051	(2,576)	(20.4%)	21,075	19,229	(1,846)	(8.8%)
Other	935	2,258	1,323	141.5%	3,119	3,945	826	26.5%
Total segment net revenues	$27,177	$21,507	$(5,670)	(20.9%)	$48,100	$42,144	$(5,956)	(12.4%)

Consolidated net revenues increased 4%, from $208.2 million in the second quarter of fiscal 2008 to $216.9 million in the second quarter of fiscal 2009 and by 5%, from $414.8 million in the six months ended September 30, 2007 to $436.0 million in the six months ended September 30, 2008.   The increases in net revenues during the three and six month periods ended September 30, 2008 is attributable to the ACG segment, whose revenues accounted for approximately 90% of consolidated net revenues in the second quarter of fiscal 2008 and also for the six months ended September 30, 2008.  The increase in ACG revenues was driven by the strength of our Mobile Bluetooth and other consumer products offset by the weakening in OCC revenues.  We believe the increase in Mobile revenues was due to the strength of our current product portfolio while the decrease in OCC revenues was due to weaker global economic conditions which could continue for the remainder of fiscal 2009.  AEG net revenues decreased in the second quarter of fiscal 2009 compared to the same quarter a year ago and for the six months ended September 30, 2008 as compared to the same period a year ago.  AEG net revenues accounted for approximately 10% of net revenues during all such periods.  However, these results are not fully comparable because the amounts attributable to the six month period ended September 30, 2007 included $1.7 million of PC and Gaming headset revenue that, at the time, was managed by AEG and sold under the Altec Lansing brand.  Responsibility for all PC and Gaming headsets, regardless of brand, was transferred to ACG effective July 1, 2007.  We are in the process of launching the next generation of products for AEG with the goal of creating a competitive portfolio that will increase revenues and improve profitability and market share.

ACG

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  We make headsets for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include Office and Contact Center (“OCC”), which includes corded and cordless communication headsets, audio processors and telephone systems; Mobile, which includes Bluetooth and corded products for mobile phone applications; Gaming and Computer Audio, which includes PC and gaming headsets; and Other, which includes specialty products such as Clarity products marketed for hearing impaired individuals.

OCC products represent our largest source of revenues, while Mobile products represent our largest unit volumes.  Revenues may vary due to seasonality, the timing of the introduction of new products, discounts and other incentives and channel mix.  There has been a growing trend toward wireless products and a corresponding shift away from our corded products.  Wireless products represented 60% of net revenues in the second quarter of fiscal 2009 compared to 53% in the second quarter of fiscal 2008.

We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders.  Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

Fluctuations in the net revenues of ACG compared to the same quarter a year ago were as follows:

•
Mobile net revenues increased $25.1 million entirely due to increased demand for Bluetooth headsets.  Most of the revenue growth was in the United States and was partially offset by weaker results in Europe.  The higher revenues were driven by increased retail placements as a result of an improved product portfolio along with some continued momentum from the hands-free driving legislation in the United States.

•
OCC net revenues decreased $11.8 million mostly due to weaker global economic conditions which could continue for the remainder of fiscal 2009.  Corded product net revenues decreased $6.9 million while cordless net revenues decreased $4.9 million.

•	Gaming and Computer Audio product net revenues increased due to continued strength of the refreshed product line that was launched in the fall of fiscal 2008.

Fluctuations in the net revenues of ACG for the six months ended September 30, 2008 compared to the same period a year ago were as follows:

•
Mobile net revenues increased $43.7 million entirely due to increased demand for Bluetooth headsets.  Most of the revenue growth was in the United States and was driven by growth from increased retail placements as a result of an improved product portfolio as well as demand attributable to hands-free driving legislation in the United States.

•	OCC net revenues decreased $21.2 million mostly due to weaker global economic conditions. Corded product net revenues decreased $15.6 million while cordless net revenues decreased $5.6 million.

•
Gaming and Computer Audio product net revenues increased $3.8 million of which $1.7 million is due to the transfer of responsibility of headset revenues from AEG to ACG effective July 1, 2007.  The remaining increase is due to continued strength of the refreshed product line that was launched in the fall of fiscal 2008.

AEG

AEG operates predominantly in the consumer electronics market and focuses on the design, manufacture and distribution of a wide range of products.  Our product offerings include computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones for personal digital media. Major product categories include Docking Audio, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod and other MP3 players; PC Audio, which is defined as speaker systems used for computers and other multi-media application systems; and Other, which includes personal audio (headphones) and home audio systems.  Currently, all of the revenues in AEG are derived from our Altec Lansing branded products.

Since our AEG products are primarily retail goods, the December quarter net revenues typically increase with holiday seasonality.

Fluctuations in the net revenues of AEG compared to the same quarter a year ago were as follows:

•	Docking Audio net revenues decreased $4.4 million primarily in the United States due to a large sale to a warehouse club in the prior year ago quarter.

•
PC Audio net revenues decreased by $2.6 million due to an older product portfolio which is currently being refreshed, weaker economic conditions in the United States and Europe, and a focus on selective product placement with higher margin customers.

•	Other net revenues increased $1.3 million primarily related to increased headphone sales in Asia and the United States.

Fluctuations in the net revenues of AEG for the six months ended September 30, 2008 compared to the same period a year ago were as follows:

•	Docking Audio net revenues decreased $4.9 million primarily due to a large sale to a warehouse club and sales of surplus products in the prior year ago period.

•
PC Audio net revenues decreased by $1.8 million due to an older product portfolio which is currently being refreshed, weaker economic conditions in the United States and Europe, and a focus on selective product placement with higher margin customers.

•
Other net revenues increased $0.8 million primarily due to increased headphone net revenues of $2.1 million related to new product introductions which was offset in part by a decrease of $1.7 million due to the transfer of responsibility for headset products to ACG in the second quarter of fiscal 2008.

Geographical Information

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands except percentages)	2007	2008	Increase (Decrease)		2007	2008	Increase (Decrease)

Net revenues from unaffiliated customers:
United States	$126,399	$139,856	$13,457	10.6%	$257,507	$274,258	$16,751	6.5%

Europe, Middle East and Africa	49,937	46,036	(3,901)	(7.8%)	99,367	97,394	(1,973)	(2.0%)
Asia Pacific	18,316	18,088	(228)	(1.2%)	32,736	34,775	2,039	6.2%
Americas, excluding United States	13,572	12,876	(696)	(5.1%)	25,109	29,593	4,484	17.9%
Total International	81,825	77,000	(4,825)	(5.9%)	157,212	161,762	4,550	2.9%
Total Consolidated	$208,224	$216,856	$8,632	4.1%	$414,719	$436,020	$21,301	5.1%

For the three months ended September 30, 2008, compared to the same period a year ago, the increase in domestic net revenues as a percentage of total net revenues is due to an increase in ACG domestic net revenues primarily driven by strong demand for Bluetooth headsets in the United States offset in part by a decline in OCC sales in the United States.  OCC sales also decreased internationally which contributed to the overall decrease in international net revenues.  Domestic and international net revenues for the six months ended September 30, 2008 remained fairly consistent as a percentage of total net revenues compared to the same period a year ago.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, including material and compensation costs for direct labor and our operations management team as well as compensation costs for indirect labor such as supervisors and warehouse workers, freight expense, warranty expense, depreciation, royalties, provision for excess and obsolete inventory and an allocation of overhead costs, including facilities and IT costs.

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands except percentages)	2007	2008	Increase (Decrease)		2007	2008	Increase (Decrease)

Consolidated
Net revenues	$208,224	$216,856	$8,632	4.1%	$414,719	$436,020	$21,301	5.1%
Cost of revenues	123,768	123,083	(685)	(0.6%)	246,717	251,368	4,651	1.9%
Consolidated gross profit	$84,456	$93,773	$9,317	11.0%	$168,002	$184,652	$16,650	9.9%
Consolidated gross profit %	40.6%	43.2%	2.6	ppt.	40.5%	42.3%	1.8	ppt.

Audio Communications Group
Net revenues	$181,047	$195,349	$14,302	7.9%	$366,619	$393,876	$27,257	7.4%
Cost of revenues	96,163	102,603	6,440	6.7%	195,959	211,960	16,001	8.2%
Segment gross profit	$84,884	$92,746	$7,862	9.3%	$170,660	$181,916	$11,256	6.6%
Segment gross profit %	46.9%	47.5%	0.6	ppt.	46.6%	46.2%	(0.4)	ppt.

Audio Entertainment Group
Net revenues	$27,177	$21,507	$(5,670)	(20.9%)	$48,100	$42,144	$(5,956)	(12.4%)
Cost of revenues	27,605	20,480	(7,125)	(25.8%)	50,758	39,408	(11,350)	(22.4%)
Segment gross profit (loss)	$(428)	$1,027	$1,455	(340.0%)	$(2,658)	$2,736	$5,394	(202.9%)
Segment gross profit (loss) %	(1.6%)	4.8%	6.4	ppt.	(5.5%)	6.5%	12.0	ppt.

The increase in consolidated gross profit in both the three and six month periods ending September 30, 2008 is attributable to higher ACG net revenues along with improved margins in both segments.

Fluctuations in the gross profit (loss) of ACG and AEG for the three months ended September 30, 2008 compared to the same quarter a year ago were as follows:

ACG

The increase in gross profit was primarily due to higher net revenues.  As a percentage of net revenues, the increase in gross profit of 0.6 percentage points is primarily due to the following:

•
an improvement in consumer product margins and overall manufacturing effectiveness offsetting a 5.8 percentage point negative effect resulting from a higher proportion of consumer products than commercial products in the overall revenue mix.  While consumer products carry lower margins than commercial products, the level of product margin on our consumer products has increased significantly;

•	a 1.7 percentage point benefit from lower requirements for inventory provisions and warranty costs; and

•	a 1.2 percentage point negative effect from higher freight expenses due to increased material receipts and fuel surcharges.

AEG

The increase in gross profit primarily reflected sales with higher margins as we focus on product placement with customers with higher margins along with the fact that the second quarter of fiscal 2008 reflected the liquidation of discontinued products at lower margin.

Fluctuations in the gross profit (loss) of ACG and AEG for the six months ended September 30, 2008 compared to the same period a year ago were as follows:

ACG

The increase in gross profit was primarily due to higher net revenues.  As a percentage of net revenues, the decrease in gross profit of 0.4 percentage points is primarily due to the following:

•
an improvement in consumer product margins and overall manufacturing effectiveness offsetting a 2.3 percentage point negative effect resulting from a higher proportion of consumer products than commercial products in the overall revenue mix.  While consumer products carry lower margins than commercial products, the level of product margin on our consumer products has increased significantly;

•	a 1.2 percentage point benefit from lower requirements for warranty costs and inventory provisions; and

•	a 0.8 percentage point negative effect from higher freight expenses due to increased material receipts and fuel surcharges.

AEG

The increase in gross profit primarily reflected a lower provision for excess and obsolete inventory costs due to better supply chain management of inventory levels along with the sale of previously reserved inventory during the six months ended September 30, 2008.

For both of our segments, product mix has a significant impact on gross profit as there can be significant variances between our higher and lower margin products.  Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not properly anticipate changes in demand, we have, in the past, and may, in the future, incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  While we are focused on actions to improve our gross profit through supply chain management, improvements in product launches, increasing the utilization of manufacturing capacity, restructuring AEG’s China manufacturing and procurement functions, including the shut down of our manufacturing plant in Dongguan, China, and improving the effectiveness of our marketing programs, there can be no assurance that these actions will be successful.  Gross profit may also vary based on return rates, the amount of product sold subject to royalties and their applicable royalty rates, and other factors.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead costs, including facilities, human resources, and IT costs.

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands except percentages)	2007	2008	Increase (Decrease)		2007	2008	Increase (Decrease)

Consolidated
Research, development and engineering	$19,208	$18,850	$(358)	(1.9%)	$38,696	$38,545	$(151)	(0.4%)
% of total consolidated net revenues	9.2%	8.7%	(0.5)	ppt.	9.3%	8.8%	(0.5)	ppt.

Audio Communications Group
Research, development and engineering	$16,194	$16,879	$685	4.2%	$32,978	$34,076	$1,098	3.3%
% of total segment net revenues	8.9%	8.6%	(0.3)	ppt.	9.0%	8.7%	(0.3)	ppt.

Audio Entertainment Group
Research, development and engineering	$3,014	$1,971	$(1,043)	(34.6%)	$5,718	$4,469	$(1,249)	(21.8%)
% of total segment net revenues	11.1%	9.2%	(1.9)	ppt.	11.9%	10.6%	(1.3)	ppt.

In the three and six months ended September 30, 2008, compared to the same periods in the year ago, consolidated research, development and engineering expenses decreased slightly due to lower outside services and design costs in AEG as a result of our continued efforts to reduce operating costs.  This decrease was partially offset by higher ACG compensation costs primarily related to merit increases, offset in part by lower project spending.

Projects that the research, development and engineering departments focused on were:

•	the design and development of wireless office system products;

•	Bluetooth products and technology;

•	reusability of significant components of products; and

•	the refresh of AEG product lines.

We anticipate that our consolidated research, development and engineering expenses will be fairly consistent with the second quarter throughout the remainder of fiscal 2009.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense consists primarily of compensation costs for sales, marketing  and administrative personnel, marketing costs, professional service fees, travel expenses, litigation costs and an allocation of overhead costs, including facilities, human resources and IT costs.

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands except percentages)	2007	2008	Increase (Decrease)		2007	2008	Increase (Decrease)

Consolidated
Selling, general and administrative	$45,941	$47,745	$1,804	3.9%	$92,052	$96,143	$4,091	4.4%
% of total consolidated net revenues	22.1%	22.0%	(0.1)	ppt.	22.2%	22.1%	(0.1)	ppt.

Audio Communications Group
Selling, general and administrative	$39,020	$42,358	$3,338	8.6%	$79,026	$85,308	$6,282	7.9%
% of total segment net revenues	21.6%	21.7%	0.1	ppt.	21.6%	21.7%	0.1	ppt.

Audio Entertainment Group
Selling, general and administrative	$6,921	$5,387	$(1,534)	(22.2%)	$13,026	$10,835	$(2,191)	(16.8%)
% of total segment net revenues	25.4%	25.0%	(0.4)	ppt.	27.1%	25.7%	(1.4)	ppt.

For the three months ended September 30, 2008, compared to the same period in the year ago, ACG selling, general and administrative expenses increased primarily due to compensation related costs of $1.2 million as a result of merit increases and, to a lesser extent, higher legal expenses and increased outside sales representation fees on higher retail revenue.  For the six months ended September 30, 2008, compared to the same period in the prior year, ACG selling, general and administrative expenses increased due to higher compensation costs of $3.6 million primarily a result of merit increases, higher outside sales representation fees of $1.0 million on higher retail revenue, and higher legal expenses partially offset by lower spending on marketing programs.

For the three and six months ended September 30, 2008,  AEG selling, general and administrative expenses decreased due to decreased spending on integration and lower retail representative commissions due to lower revenues.

We anticipate our consolidated selling, general and administrative expenses will be fairly consistent with the second quarter throughout the remainder of fiscal 2009.

RESTRUCTURING AND OTHER RELATED CHARGES

In November 2007, we announced plans to close AEG’s manufacturing facility in Dongguan, China, shut down a related Hong Kong research and development, sales and procurement office and consolidate procurement, research and development activities for AEG in our Shenzhen, China site.  The selling, general and administrative functions of AEG in China have been consolidated with those of ACG throughout the Asia-Pacific region.  These actions resulted in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  The plan was substantially completed as of September 30, 2008.

Restructuring and other related charges of approximately $3.6 million related to this restructuring plan have been recorded to date including a net charge of less than $0.1 million recorded in the six months ended September 30, 2008.  The total restructuring charges of $3.6 million consist of $1.4 million for the write-off of facilities and equipment and accelerated depreciation, $1.4 million for severance and benefits, and $0.8 million in professional and administrative and other fees.  We believe that substantially all of the restructuring and other related charges have been recorded as of September 30, 2008.  As of September 30, 2008, approximately $0.3 million was unpaid and is expected to be paid during fiscal 2009.  As a result of the restructuring plan, we currently expect cost savings from our fiscal 2008 actual results of approximately $3.0 million in fiscal 2009 and $4.0 million in fiscal 2010.

In November 2007, 730 employees were notified of their termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of September 30, 2008, 719 employees had been terminated, 6 employees had voluntarily terminated and 5 employees will terminate over the next quarter.

In June 2008, we announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination, 27 of which had been terminated as of September 30, 2008, one employee transferred within the Company and the remaining 3 employees are expected to terminate at the end of the calendar year.  In the six month period ended September 30, 2008, $0.2 million of restructuring charges were recorded related to this activity, consisting solely of severance, of which substantially all costs have been paid as of September 30, 2008.  We believe that substantially all restructuring and other related charges have been recorded as of September 30, 2008. We currently expect cost savings as a result of the restructuring plan to be approximately $3.0 million in fiscal 2009.

If forecasted revenue and gross margin growth rates of either the ACG or AEG segment are not achieved, it is reasonably possible that we will need to record additional restructuring and other related charges in future periods.  In addition, we continue to review the AEG cost structure and may implement additional cost reduction initiatives in the future.

OPERATING INCOME (LOSS)

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands except percentages)	2007	2008	Increase (Decrease)		2007	2008	Increase (Decrease)

Consolidated
Operating income	$19,307	$27,318	$8,011	41.5%	$37,254	$49,729	$12,475	33.5%
% of total consolidated net revenues	9.3%	12.6%	3.3	ppt.	9.0%	11.3%	2.3	ppt.

Audio Communications Group
Operating income	$29,670	$33,509	$3,839	12.9%	$58,656	$62,532	$3,876	6.6%
% of total segment net revenues	16.4%	17.2%	0.8	ppt.	16.0%	15.8%	(0.2)	ppt.

Audio Entertainment Group
Operating loss	$(10,363)	$(6,191)	$(4,172)	(40.3%)	$(21,402)	$(12,803)	$(8,599)	(40.2%)
% of total segment net revenues	(38.1%)	(28.7%)	(9.4)	ppt.	(44.5%)	(30.4%)	(14.1)	ppt.

In the three and six months ended September 30, 2008, compared to the same periods in the prior year, consolidated operating income increased mostly due to higher gross profit from higher revenues which was partially offset by an increase in operating expenses.  ACG’s operating income increased with higher gross profit from higher revenue and was partially offset by higher operating expenses.  AEG’s operating loss was reduced primarily from higher gross profit as a result of cost reduction efforts and lower levels of discounts along with cost saving in operating expenses as a result of restructuring activities.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands except percentages)	2007	2008	Increase (Decrease)		2007	2008	Increase (Decrease)

Consolidated
Interest and other income (expense), net	$1,793	$(3,170)	$(4,963)	(276.8%)	$3,127	$(1,630)	$(4,757)	(152.1%)
% of total consolidated net revenues	0.8%	(1.5%)	(2.3)	ppt.	0.7%	(0.3%)	(1.0)	ppt.

In the three and six months ended September 30, 2008, we have net expense primarily due to higher foreign currency losses offset in part by higher interest income as a result of higher average cash balances at lower interest rates as compared to net income in the same periods in the prior year.  Foreign exchange losses, net of hedging, were $4.0 million and $3.5 million in the three and six months ended September 30, 2008 compared to foreign exchange gains, net of hedging, of $0.8 million and $1.2 million in the three and six months ended September 30, 2007.  These losses were primarily the result of the increase in the U.S. dollar relative to the foreign currencies where we have net balance sheet exposures, primarily the Euro and the Great Britain Pound, but also the Australian Dollar and the Brazilian Real.  Although we hedge a portion of our foreign currency exchange exposure, continued weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. dollar, could result in foreign exchange losses in future periods.

At September 30, 2007 and 2008, there were no outstanding borrowings under our credit facility.

INCOME TAX EXPENSE

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands except percentages)	2007	2008	Increase (Decrease)		2007	2008	Increase (Decrease)

Consolidated
Income before income taxes	$21,100	$24,148	$3,048	14.4%	$40,381	$48,099	$7,718	19.1%
Income tax expense	4,578	6,500	1,922	42.0%	8,884	9,957	1,073	12.1%
Net income	$16,522	$17,648	$1,126	6.8%	$31,497	$38,142	$6,645	21.1%
Effective tax rate	21.7%	26.9%	5.2	ppt.	22.0%	20.7%	(1.3)	ppt.

The effective tax rate for the three and six months ended September 30, 2008 was 26.9% and 20.7%, respectively, compared to 21.7% and 22.0% for the same periods a year ago.  The increase in the effective tax rate for the three months ended September 30, 2008 compared to the same period a year ago is primarily due to a shift in profits the United States where the tax rate is higher and a larger foreign currency loss in foreign jurisdictions where the tax rates are lower.  The decrease in the effective tax rate for the six months ended September 30, 2008 compared to the same period a year ago is primarily due to the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions partially offset by a shift in profits to the United States taxed at higher rates and larger foreign currency losses in foreign jurisdictions where the tax rates are lower.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States and/or internationally; or a change in estimates of future taxable income which could result in a valuation allowance being required.

In accordance with FIN 48, for the six months ended September 30, 2008, we recognized a tax benefit of $1.7 million, consisting of $1.4 million in tax reserves and $0.3 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions. As of September 30, 2008, there were no material changes from March 31, 2008 in the tax reserves under FIN 48.  As of September 30, 2008, we had $11.9 million of unrecognized tax benefits compared to $12.4 million as of March 31, 2008.  All of the total unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense.  As of September 30, 2008, we had approximately $1.8 million of accrued interest related to uncertain tax positions, compared to $1.7 million as of March 31, 2008.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal, state and foreign jurisdictions within the next twelve months.  Currently, we cannot reasonably estimate the amount of reductions during the next twelve months.

We file income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions.  We are no longer subject to either United States federal or state income tax examinations by tax authorities for years prior to 2005 and 2004, respectively.  Foreign income tax matters for material tax jurisdictions have been concluded through tax years before 2003, except for the United Kingdom, which has been concluded through fiscal 2005, and Germany and France which have been concluded through fiscal 2006.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that retroactively extends the research tax credit to January 1, 2008, for two years.  We have not yet completed our full analysis of the impact but anticipate a benefit of approximately $0.8 million which will be recognized in the third quarter of fiscal 2009.

FINANCIAL CONDITION

The table below provides selected condensed consolidated cash flow information for the periods presented (in thousands):

	Six Months Ended September 30,
	2007	2008

Cash provided by operating activities	$41,547	$54,405

Cash used for capital expenditures and other assets	(11,893)	(14,591)
Cash used for other investing activities	(43,850)	-
Cash used for investing activities	(55,743)	(14,591)

Cash provided by (used for) financing activities	$5,015	$(1,131)

Cash Flows from Operating Activities

Cash flows from operating activities for the six months ended September 30, 2008 consisted of net income of $38.1 million, non-cash charges of $21.4 million and working capital uses of cash of $5.2 million.  Non-cash charges related primarily to $14.0 million of depreciation and amortization, $8.5 million of stock-based compensation under SFAS No. 123(R) and a provision for excess and obsolete inventory of $3.2 million which was offset, in part, by a benefit from deferred income taxes of $4.3 million.  Working capital uses of cash consisted primarily of increases in inventory primarily related to increased purchases of our consumer product inventory and accrued liabilities which fluctuate with the timing of payments.  Working capital sources of cash consisted primarily of increases in accounts payable and income taxes payable which fluctuate based on the timing of payments and accounts receivable which decreased due to higher overall collections.  The days sales outstanding (“DSO”) as of September 30, 2008 decreased to 48 days from 56 days as of September 30, 2007.

Cash flows from operating activities for the six months ended September 30, 2007 consisted of net income of $31.5 million, non-cash charges of $24.5 million and working capital uses of cash of $14.5 million.  Non-cash charges related primarily to $14.0 million of depreciation and amortization, a provision for excess and obsolete inventory of $8.4 million and $7.9 million of stock-based compensation under SFAS No. 123(R).  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable and working capital sources of cash consisted primarily of increases in income taxes payable, accounts payable and accrued liabilities which fluctuate with the timing of payments.

Cash Flows from Investing Activities

Net cash flows used for investing activities for the six months ended September 30, 2008 consisted of capital expenditures of $14.6 million  For the six months ended September 30, 2007, net cash flows used for investing activities primarily consisted of net purchases of short-term investments of $43.9 million and capital expenditures of $11.9 million.

Cash Flows from Financing Activities

Net cash flows used by financing activities for the six months ended September 30, 2008 primarily consisted of dividend payments of $4.9 million and $6.4 million related to the repurchase of common stock, which was partially offset by $6.9 million in proceeds from the exercise of employee stock options and $2.7 million in proceeds from the sale of treasury stock.  For the six months ended September 30, 2007, net cash flows provided for financing activities primarily consisted of $5.9 million in proceeds from the exercise of employee stock options, $2.6 million in proceeds from the sale of treasury stock and $1.3 million of excess tax benefits from stock-based compensation, which was partially offset by dividend payments of $4.8 million.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion.  For the remainder of fiscal 2009, we expect to spend between $9.0 million to $11.0 million in capital expenditures, primarily for various IT projects and tooling for new products.

At September 30, 2008, we had working capital of $386.2 million, including $200.0 million of cash and cash equivalents, compared with working capital of $335.0 million, including $163.1 million of cash and cash equivalents at March 31, 2008.  Our cash and cash equivalents as of September 30, 2008 consists of U.S. Treasury or Treasury-Backed funds and bank deposits with third party financial institutions.  These bank deposit balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or there are other adverse conditions in the financial markets.

We hold a variety of auction rate securities (“ARS”), primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  These ARS investments are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days. However, the recent uncertainties in the credit markets have affected all of our holdings, and, as a consequence, these investments are not currently liquid.  As a result, we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition.  We currently have the ability to hold these ARS investments until a recovery of the auction process or until maturity.

In October 2008, we received an offer (the “Offer) from UBS AG (“UBS”), the investment provider for our ARS portfolio, to sell at par value approximately $28.0 million auction rate securities originally purchased from UBS at anytime during a two-year period beginning June 30, 2010.  The Offer is non-transferable and expires on November 14, 2008.  The acceptance of the Offer will likely result in a charge to income for the difference between the fair value of the Offer and the unrealized losses on the auction rate securities held which amounted to $3.2 million at September 30, 2008.  We are in the process of evaluating the Offer and the potential financial statement impact.  As a result of the Offer and our ability to hold the ARS investments to maturity, we have classified our entire ARS investment balance as long-term investments on our condensed consolidated balance sheet as of September 30, 2008 and March 31, 2008.

Historically the fair value of ARS investments approximated par value due to the frequent resets throughout the auction process.  While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value.  Accordingly, the estimated fair value of ARS no longer approximates par value.

Our investment advisors utilized a discounted cash flow model to determine an estimated fair value of our investments in ARS as of September 30, 2008 which was corroborated by a separate and comparable discounted cash flow model prepared by us.  The key assumptions used in preparing the discounted cash flow model include current estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Based on this assessment of fair value, as of September 30, 2008, we have experienced an overall decline in the fair value of our ARS investments of $3.2 million, including a decline of $0.3 million recorded in the first six months of fiscal 2009, which is deemed temporary.  The decline in fair value was primarily due to the Single A Rated ARS which declined in value from 86.4% as of March 31, 2008 to 84.7% as of September 30, 2008.

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

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may incur further temporary impairment charges requiring us to record additional unrealized losses in accumulated other comprehensive income (loss).  We could also incur other-than-temporary impairment charges resulting in realized losses in our consolidated statement of operations which would reduce net income.  We continue to monitor the market for ARS transactions and consider its impact, if any, on the fair value of our investments.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We are currently limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

We have a $100 million revolving line of credit and a letter of credit sub-facility with Wells Fargo N.A. (“Wells Fargo”).  Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010.  The line of credit was fully repaid in the fourth quarter of fiscal 2007.  At September 30, 2008, there were no outstanding borrowings under the credit facility and our commitments under a letter of credit sub-facility were $0.5 million.  The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory.  The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters.  They also require us to maintain a minimum annual net income, a maximum leverage ratio and a minimum quick ratio.  These covenants may adversely affect us to the extent that we cannot comply with them.  We are currently in compliance with the covenants under our amended Credit Agreement with Wells Fargo.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances.  We record on the consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our consolidated statement of operations.  Gains and losses associated with currency rate changes on contracts are recorded within interest and other income (expense), net, offsetting transaction gains and losses on the related assets and liabilities.

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great Britain Pound with put and call option contracts used as collars.  At each reporting period, we record the net fair value of our unrealized option contracts on the consolidated balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive income (loss), a separate element of stockholders’ equity.  Gains and losses associated with realized option contracts are recorded within revenue.

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

Our AEG segment has incurred operating losses, utilizing more cash than has been generated by that segment.  AEG’s cash deficits have been funded by the cash surpluses generated by ACG.  We anticipate that ACG’s cash surpluses will be sufficient to cover any cash deficits generated by AEG during the AEG turnaround.  If forecasted revenue and gross margin growth rates of AEG are not achieved, it is reasonably possible that an impairment review may be triggered related to the acquisition related goodwill and intangible assets which could require an impairment charge in the future.

We believe that our current cash, cash equivalents and cash provided by operations, and our line of credit will be sufficient to fund operations for at least the next twelve months and do not believe that any reduction in the liquidity of the ARS will have a material impact on our overall ability to meet our liquidity needs; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Certain Forward-Looking Information” and “Risk Factors” in this Quarterly Report on Form 10-Q for factors that could affect our estimates for future financial needs and sources of working capital.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2008.  At September 30, 2008, the liabilities for uncertain tax benefits and related interest were $11.9 million and $1.8 million, respectively.  We do not anticipate any material cash payments associated with our uncertain tax positions to be made within the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  There have been no changes to our critical accounting policies during the six months ended September 30, 2008.

Recent Accounting Pronouncements

Effective April 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), only with respect to financial assets and liabilities recognized at fair value on a recurring basis.  SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”.  In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which allows companies to delay the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  The partial adoption of SFAS No. 157 has not had a material impact on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active", (“FSP 157-3”) that clarifies the application of SFAS 157 in situations where the market that is not active.  FSP 157-3 is effective upon issuance. The adoption of FSP 157-3 during the three month period ending September 30, 2008 used in the determination of estimated fair values did not have a material impact on our consolidated financial statements.

Under SFAS No. 157, fair value is defined as the exchange price that would be received for the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Note 4 to the condensed consolidated financial statements for information and related disclosures regarding our fair value measurements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) became effective for us on April 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  We do not have any instruments for which it has elected the fair value option; therefore, SFAS No. 159 has not impacted our consolidated financial statements.

Effective April 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of EITF Issue No. 06-11 did not have a significant impact on our consolidated financial statements.

Effective April 1, 2008, we adopted EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”.  EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expense the payments when the research and development activities are performed.  The adoption of EITF Issue No. 07-3 did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141(R)"), which replaces “SFAS No. 141”, “Business Combinations”.  SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized  and measured in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for us beginning April 1, 2009 and will apply prospectively to any business combinations completed on or after that date, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be recorded as income tax expense for all such adjustments after April 1, 2009, regardless of the date of the original business combination.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for us beginning January 1, 2009.  We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are evaluating the impact that FSP 142-3 will have, if any, on out consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS No. 162 to have a material effect on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method.  FSP EITF 03-6-1 is effective for us beginning April 1, 2009.  All prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted.  We are evaluating the impact of the adoption of FSP EITF 03-6-1, if any, to our consolidated financial statements.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $163.1 million at March 31, 2008 compared to $200.0 million at September 30, 2008.  We had long-term investments of $25.1 million and $24.8 million as of March 31, 2008 and September 30, 2008, respectively.  Cash equivalents have a maturity, when purchased, of three months or less.  Long-term investments have maturities greater than one year, or we do not currently have the ability to liquidate the investment.  All of our long-term investments are held in our name at a limited number of major financial institutions and consist of ARS, concentrated primarily in student loans.  We have no exposure to sub-prime mortgage securities.

As of October 25, 2008, we had no borrowings under the revolving line of credit facility and $0.5 million committed under the letter of credit sub-facility.  If we choose to borrow amounts under this facility in the future and market interest rates rise then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations.  All of our hedging activities are entered into with large financial institutions including Wells Fargo, Bank of America Corporation and JPMorgan Chase & Co.  We hedge our balance sheet exposure by hedging Euro and Great Britain Pound denominated receivables, payables, and cash balances, and our economic exposure by hedging a portion of anticipated Euro and Great Britain Pound denominated sales.  We can provide no assurance our strategy will be successfully implemented and that exchange rate fluctuations will not materially adversely affect our business in the future.

We experienced foreign currency losses in the three months ended September 30, 2008 which our hedging activities helped to reduce.  However, the losses were larger than expected as a result of higher net balance sheet exposures than forecasted along with losses from currencies that we did not hedge.  Although we hedge a portion of our foreign currency exchange exposure, continued weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar, could result in foreign exchange losses in future periods.

Non-designated Hedges

We hedge our Euro and Great Britain Pound denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of September 30, 2008 (in millions):

Currency - forward contracts	Position	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Euro	Sell EUR	$23.4	$2.3	$(2.3)
Great Britain Pound	Sell GBP	11.8	1.2	(1.2)
Net position		$35.2	$3.5	$(3.5)

Cash Flow Hedges

In the second quarter of fiscal 2009, approximately 36% of net revenues were derived from sales outside the United States, which were predominately denominated in the Euro and the Great Britain Pound.

As of September 30, 2008, we had foreign currency call option contracts with notional amounts of approximately €48.5 million and £18.7 million denominated in Euros and Great Britain Pounds, respectively.  As of September 30, 2008, we also had foreign currency put option contracts with notional amounts of approximately €48.5 million and £18.7 million denominated in Euros and Great Britain Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of September 30, 2008 (in millions):

Currency - option contracts	USD Value of Net FX Contracts	FX Gain (Loss) From 10% Appreciation of USD	FX Gain (Loss) From 10% Depreciation of USD
Call options	$(111.5)	$1.3	$(5.4)
Put options	106.3	8.1	(3.6)
Net position	$(5.2)	$9.4	$(9.0)

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

In connection with the filing of Form 10-Q for the quarter ended September 30, 2008, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Economic conditions have been deteriorating, and there is a risk of a deep global recession.

Our products and markets are subject to general economic conditions, and if there is a slowing of national or international economic growth or an increase in inflation, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which could in turn have a material adverse effect on our revenue, profitability and the market price of our stock.

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

In the office market, voluntary turnover and new hiring typically leads to an increase in office product sales due to the purchase of equipment for new employees.  In a period of economic slowdown, when enterprises are not hiring or cutting costs, the purchase of our office products may decline.  This decrease in purchases of office products may make it difficult to generate the revenue and margin necessary to achieve our anticipated financial results.

In addition, during periods of economic slowdown, we may receive returns from our retailers of products in excess of our historical experience rates.  Should product returns vary significantly from our estimate, revenues may be negatively impacted since returns net against revenue.  Failure to meet our anticipated demand projections could create excess levels of inventory, which could result in additional reserves for excess and obsolete inventory negatively impacting our financial results.  In addition, if our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us.

Also, if forecasted revenue and gross margin growth rates of our AEG segment are not achieved due to current economic conditions, it is reasonably possible that an impairment review may be triggered related to the acquisition related goodwill and intangible assets which could require an impairment charge in the future.  We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results.  There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges.

We are exposed to fluctuations in foreign currency exchange rates.

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and Great Britain Pound (“GBP”).  Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions.  We also have significant manufacturing operations in Mexico and China and  fluctuations in currency exchange rates in those two countries can impact our gross profit and profitability.  In the second quarter of fiscal 2009, we have experienced an unfavorable impact on our net income primarily as a result of the weakening of the Euro and GBP.  Currency exchange rates are difficult to predict, and we may not be able to predict changes in exchange rates in the future.  Consequently, although we hedge a portion of our foreign currency exposure, our gross profit and profitability could be negatively impacted in the future by fluctuations in currency exchange rates.

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

•	we have substantially refreshed our AEG product line; however, market adoption of new products is difficult to predict; and

•
a significant portion of our annual retail sales for AEG generally occurs in the third fiscal quarter, thereby increasing the difficulty of predicting revenues and profitability from quarter to quarter and in managing inventory levels.

Fluctuations in our operating results may cause volatility in the trading price of our common stock.

Our AEG segment has had and may continue to have an adverse effect on our financial condition.

In fiscal years 2007 and 2008, and the first six months of fiscal 2009, we incurred significant losses in our AEG segment.  If the anticipated future results of this business do not materialize as expected, or if we miss our internal milestones in the turnaround, goodwill and other intangible assets which were recorded as a result of the acquisition with a net book value of approximately $136.9 million as of September 30, 2008 could become impaired and could result in write-offs which would negatively impact our operating results.  The risks faced in connection with this include the following:

•
we believe that the turnaround for AEG is largely dependent on the development of a new product portfolio.  We have placed some of the products within our new portfolio beginning in the Fall of 2008 and will continue into the next quarter, although ongoing product refreshes on a routine basis after that will also be required.  The development of these new products may not evolve as anticipated.  There can be no assurance that these new products will be successful and, during the time we are developing the new products, our competitors are selling products to our customers and increasing their market share;

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

•
difficulties in integration of the operations, technologies, and products of Altec Lansing.  We have transitioned a significant portion of Altec Lansing’s operations onto our  ERP system; however, we have not completed our integration effort.  There has been a significant cost to implement new systems and business processes.  We anticipate that there will continue to be business processes and internal controls which will change as a result of the integration; and

•
the global downturn in the economy may lessen the amount spent generally by consumers during the holiday season contained within the third quarter of fiscal 2009 decreasing the demand for our new AEG products.

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

•
although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permit us to work with only a single source of silicon chip-sets on any particular new product.  We, or our supplier(s) of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules.  Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, or the inability to meet our customer demand for these new products.  Additionally, these suppliers or other suppliers may discontinue production of the parts we depend on or may not be able to produce due to financial difficulties.  If this occurs, we may have difficulty obtaining sufficient product to meet our needs.  This could cause us to fail to meet customer expectations.  If customers turn to our competitors to meet their needs, there could be a long-term adverse impact on our revenues and profitability.  Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors;

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

If forecasted revenue and gross margin growth rates of AEG are not achieved, it is reasonably possible that an impairment review may be triggered related to the acquisition related goodwill and intangible assets which could require an impairment charge in the future.  We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results.  There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges.

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

Original design manufacturers and contract manufacturers produce key portions of our product lines for us, including most of our AEG products.  Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and loss of services.  Financial instability of our manufacturers or contractors could result in our having to find new suppliers, which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons.  Consequently, we may experience delays in the timeliness, quality and adequacy of product deliveries, any of which could harm our business and operating results.

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

Currently, our single largest competitor is GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate with whom we experience price competition in the business markets.  Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments.  Motorola also benefits from the ability to bundle other offerings with its headsets.  We are also experiencing competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment.  These competitors generally are larger, offer broader product lines, bundle or integrate with other products’ communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

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

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income historically has been generated in jurisdictions outside of the United States.  Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates.  If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected.  While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful. In addition, many of these strategies will require a period of time to implement. Moreover, if U.S. or other foreign tax authorities change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

Under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This interpretation requires that we recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained which has the potential to add more variability to our future effective tax rates.

We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.

We hold a variety of auction rate securities, or ARS, primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  These ARS investments are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days.  However, the recent uncertainties in the credit markets have affected all of our holdings, and, as a consequence, these investments are not currently liquid. As a result, we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  During the fourth quarter of fiscal 2008, we determined that there was a decline in the fair value of our ARS investments of $2.9 million and a further decline of $0.3 million during the first six months of fiscal 2009, both of which are deemed temporary.

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

In October 2008, we received an offer (the “Offer) from UBS AG (“UBS”), the investment provider for our ARS portfolio, to sell at par value approximately $28.0 million auction rate securities originally purchased from UBS at anytime during a two-year period beginning June 30, 2010.  The Offer is non-transferable and expires on November 14, 2008.  The acceptance of the Offer will likely result in a charge to income for the difference between the fair value of the Offer and the unrealized losses on the auction rate securities held which amounted to $3.2 million at September 30, 2008.  We are in the process of evaluating the Offer and the potential financial statement impact.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The 2008 Annual Meeting of Stockholders of Plantronics, Inc. was held at Plantronics Headquarters, 345 Encinal St. Santa Cruz, CA on July 23, 2008 (the "Annual Meeting").

b.	At the Annual Meeting, the following seven individuals were elected to the Company's Board of Directors:

Nominee	Votes Cast For	Withheld or Against

Marvin Tseu	36,163,047	7,938,407

Ken Kannappan	43,748,290	353,164

Brian Dexheimer	43,752,172	349,282

Gregg Hammann	36,165,595	7,935,859

John Hart	36,166,420	7,935,034

Marshall Mohr	43,752,235	349,219

Roger Wery	43,746,406	355,048

c.	The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below:

(1)  Proposal to ratify and approve amendments to the 2003 Stock Plan, which includes an increase of 1,200,000 shares of Common Stock of Plantronics, Inc. issuable thereunder

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

25,978,583	13,689,381	15,153	4,418,337

(2)	Proposal to ratify and approve an increase of 500,000 shares of Common Stock of Plantronics, Inc. issuable under the 2002 Employee Stock Purchase Plan.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

38,880,274	788,272	14,572	4,418,336

(3)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of Plantronics, Inc for fiscal year 2009.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

43,915,109	163,298	23,045	-

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: November 5, 2008	By: /s/ Barbara V. Scherer

Barbara V. Scherer

Senior Vice President - Finance and Administration and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer of the Registrant)