Form 10-Q
period 2008-12-27
PLANTRONICS INC /CA/
filed 2009-02-05
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

As of January 24, 2009, 48,664,895 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	December 31,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$163,091	$153,452
Short-term investments	-	29,965
Accounts receivable, net	131,493	106,463
Inventory	127,088	137,563
Deferred income taxes	13,760	12,472
Other current assets	14,771	28,385
Total current assets	450,203	468,300
Long-term investments	25,136	24,016
Property, plant and equipment, net	98,530	98,440
Intangibles, net	91,511	27,192
Goodwill	69,171	13,996
Other assets	6,842	9,516
Total assets	$741,393	$641,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,896	$32,157
Accrued liabilities	67,318	56,284
Total current liabilities	115,214	88,441
Deferred tax liability	32,570	5,611
Long-term income taxes payable	14,137	11,925
Other long-term liabilities	852	885
Total liabilities	162,773	106,862

Stockholders' equity:
Common stock	673	678
Additional paid-in capital	369,655	389,867
Accumulated other comprehensive income (loss)	(3,581)	9,628
Retained earnings	608,849	547,639
	975,596	947,812
Less: Treasury stock, at cost	(396,976)	(413,214)
Total stockholders' equity	578,620	534,598
Total liabilities and stockholders' equity	$741,393	$641,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
Net revenues	$232,824	$182,836	$647,543	$618,856
Cost of revenues	139,067	121,971	385,784	373,339
Gross profit	93,757	60,865	261,759	245,517
Operating expenses:
Research, development and engineering	19,308	18,664	58,004	57,209
Selling, general and administrative	48,424	43,202	140,476	139,345
Restructuring and other related charges	2,882	1,048	2,882	1,283
Impairment of goodwill and long-lived assets	-	117,464	-	117,464
Total operating expenses	70,614	180,378	201,362	315,301
Operating income (loss)	23,143	(119,513)	60,397	(69,784)
Interest and other income (expense), net	2,184	(1,499)	5,311	(3,129)
Income (loss) before income taxes	25,327	(121,012)	65,708	(72,913)
Income tax expense (benefit)	6,219	(29,003)	15,103	(19,046)
Net income (loss)	$19,108	$(92,009)	$50,605	$(53,867)

Net income (loss) per share - basic	$0.39	$(1.90)	$1.05	$(1.11)

Shares used in basic per share calculations	48,379	48,449	48,110	48,641

Net income (loss) per share - diluted	$0.39	$(1.90)	$1.03	$(1.11)

Shares used in diluted per share calculations	49,533	48,449	49,148	48,641

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$50,605	$(53,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,012	20,597
Stock-based compensation	11,946	12,087
Provision for sales allowances and doubtful accounts	13	1,709
Provision for excess and obsolete inventories	8,449	4,859
Benefit from deferred income taxes	(7,801)	(28,804)
Income tax benefit associated with stock option exercises	1,010	938
Excess tax benefit from stock-based compensation	(1,905)	(591)
Loss on disposal of property, plant, and equipment	21	129
Unrealized loss on auction rate securities	-	80
Impairment of goodwill and long-lived assets	517	117,464
Non-cash restructuring charges	1,064	-

Changes in assets and liabilities:
Accounts receivable, net	(23,583)	27,469
Inventory	(13,178)	(15,334)
Other assets	(122)	(6,985)
Accounts payable	7,093	(15,739)
Accrued liabilities	8,286	(5,732)
Income taxes payable	11,011	1,511
Cash provided by operating activities	74,438	59,791

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	254,590	-
Purchase of short-term investments	(299,040)	(29,919)
Capital expenditures and other assets	(16,918)	(20,881)
Funds released from escrow related to the Altec acquisition	-	406
Cash used for investing activities	(61,368)	(50,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(17,327)
Proceeds from sale of treasury stock	2,895	2,938
Proceeds from issuance of common stock	9,117	6,899
Payment of cash dividends	(7,263)	(7,343)
Excess tax benefit from stock-based compensation	1,905	591
Cash provided by (used for) financing activities	6,654	(14,242)
Effect of exchange rate changes on cash and cash equivalents	1,624	(4,794)
Net increase (decrease) in cash and cash equivalents	21,348	(9,639)
Cash and cash equivalents at beginning of period	94,131	163,091
Cash and cash equivalents at end of period	$115,479	$153,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the March 31, 2008 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed with the SEC on May 27, 2008.  The results of operations for the interim period ended December 31, 2008 are not indicative of the results to be expected for the entire fiscal year and any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company has two reportable segments, Audio Communications Group (“ACG”) and Audio Entertainment Group (“AEG”).  Management allocates resources to and assesses the performance of each operating segment using several metrics including information about segment revenues, gross profit, operating income (loss) and certain product line information.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current and prior fiscal years consist of 52 weeks and each fiscal quarter consists of 13 weeks.  The current fiscal year ends on March 28, 2009, and the prior fiscal year ended on March 29, 2008.  The Company’s interim periods for the third quarters of fiscal 2008 and 2009 ended on December 29, 2007 and December 27, 2008, respectively.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), only with respect to financial assets and liabilities recognized at fair value on a recurring basis.  SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.   In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”.  In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which permitted the Company to defer the effective date of SFAS No. 157 until its first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The partial adoption of SFAS No. 157 has not had a material impact on the Company’s consolidated financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”) that clarifies the application of No. SFAS 157 in situations where the market for that asset is not active.  The Company adopted of FSP 157-3 during the three month period ended September 30, 2008 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) became effective for the Company on April 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  There was no impact on the Company’s consolidated financial statements as of the date of adoption.

See Note 4 for information and related disclosures regarding the Company’s assets and liabilities measured at fair value under SFAS No. 157 and SFAS No. 159.

Effective April 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital.  The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of EITF Issue No. 06-11 has not had a significant impact on the Company’s consolidated financial statements.

Effective April 1, 2008, the Company adopted EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”.  EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expense the payments when the research and development activities are performed.  The adoption of EITF Issue No. 07-3 has not had a significant impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for the Company’s quarterly period beginning January 1, 2009.  The Company believes the adoption of SFAS No. 161 will not have a material effect on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP No.142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  FSP No. 142-3 applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP No. 142-3 is effective for financial statements issued for the Company’s fiscal year beginning April 1, 2009.  Early adoption is prohibited.  The Company is evaluating the impact, if any, that FSP No. 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  The effective date of SFAS No. 162 is November 15, 2008.   The adoption of SFAS No. 162 did not change the Company’s current practice nor did it have an effect on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method.  FSP EITF 03-6-1 is effective for the Company beginning April 1, 2009.  All prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted.  The Company is evaluating the impact of the adoption that FSP EITF 03-6-1 will have, if any, on its consolidated financial statements.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	March 31,	December 31,
(in thousands)	2008	2008

Inventory, net:
Raw materials	$36,081	$46,360
Work in process	3,611	4,090
Finished goods	87,396	87,113
	$127,088	$137,563

If forecasted revenue and gross margin rates of either the ACG or AEG segment are not achieved, it is reasonably possible that the Company may have increased requirements for inventory provisions.

	March 31,	December 31,
(in thousands)	2008	2008

Accrued liabilities:
Employee compensation and benefits	$25,089	$19,505
Warranty accrual	10,441	13,378
Accrued advertising and sales and marketing	5,762	5,736
Accrued other	26,026	17,665
	$67,318	$56,284

Changes in the warranty obligation, which are included as a component of accrued liabilities on the condensed consolidated balance sheets, are as follows (in thousands):

Warranty obligation at March 31, 2008	$10,441
Warranty provision relating to products shipped during the period	17,391
Deductions for warranty claims processed during the period	(14,454)
Warranty obligation at December 31, 2008	$13,378

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table represents the Company’s investments at March 31, 2008 and December 31, 2008:

(in thousands)	Balances at March 31, 2008				Balances at December 31, 2008
	Cost	Unrealized	Accrued	Fair	Cost	Unrealized	Accrued	Fair
	Basis	Gain(Loss)	Interest	Value	Basis	Gain(Loss)	Interest	Value
Short-term investments:
U.S. Treasury Bills	$-	$-	$-	$-	$29,918	$-	$47	$29,965
Total short-term investments	-	-	-	-	29,918	-	47	29,965
Long-term investments:
Auction rate securities	28,000	(2,864)	-	25,136	24,016	-	-	24,016
Total long-term investments	28,000	(2,864)	-	25,136	24,016	-	-	24,016
Total short-term and long-term investments	$28,000	$(2,864)	$-	$25,136	$53,934	$-	$47	$53,981

At December 31, 2008, all of the Company’s short-term investments consisted of U.S. Treasury Bills and were classified as available-for-sale.  There were no short-term investments as of March 31, 2008.  At March 31, 2008 and December 31, 2008, all of the Company’s long-term investments consisted of auction rate securities (“ARS”).  The ARS were classified as available-for-sale as of March 31, 2008.   During the three months ended December 31, 2008, the ARS were transferred to trading securities.  In the three and nine months ended December 31, 2008, the Company recorded unrealized losses of $4.0 million related to its ARS within Interest and other income (expense) net in the condensed consolidated statement of operations.  The Company did not incur any material realized gains or losses in the three or nine months ended December 31, 2007 or December 31, 2008.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of December 31, 2008:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$104,678	$-	$-	$104,678
Derivative assets	-	8,597	-	8,597
Auction rate securities - trading securities	-	-	24,016	24,016
Auction rate securities - Rights agreement	-	-	3,904	3,904
Reserve Primary Fund	-	-	364	364
Total assets measured at fair value	$104,678	$8,597	$28,284	$141,559

Derivative liabilities	$1,704	$1,125	$-	$2,829

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

Level 3 assets consist mainly of ARS primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  These ARS investments are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days. However, the recent uncertainties in the credit markets have affected all of the Company’s holdings, and, as a consequence, these investments are not currently liquid.  As a result, the Company will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition.

As of March 31, 2008 and December 31, 2008, the Company has used a discounted cash flow model to determine an estimated fair value of the Company’s investment in ARS.  The key assumptions used in preparing the discounted cash flow model include current estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

In November 2008, the Company accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for its ARS portfolio, providing the Company with certain rights related to its ARS (the “Rights”).  The Rights permit the Company to require UBS to purchase the Company’s ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or liquidation.  The Company expects to sell its ARS under the Right.  However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy the Company’s ARS.  So long as the Company holds the Rights, it will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, the Company valued the put option using the Black-Scholes options pricing model and recorded an asset of $3.9 million within Other assets as the fair value of the put option with a corresponding credit to Interest and other income (expense), net in the condensed consolidated statements of operations for the three and nine months ended December 31, 2008.  The put option does not meet the definition of a derivative instrument under SFAS No. 133.  Therefore, the Company has elected to measure the put option at fair value under SFAS No. 159 in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses will be included in earnings in future periods.

As a result of the Company’s ability to hold its ARS investments to maturity, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet as of March 31, 2008.  Prior to accepting the UBS offer, the Company recorded its ARS investments as available-for-sale and any unrealized gains or losses were recorded to Accumulated other comprehensive income (loss) within Stockholders’ Equity.  In connection with the acceptance of the UBS offer in November 2008, resulting in the right to require UBS to purchase the ARS at par value beginning on June 30, 2010, the Company transferred its ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities reflects management’s intent to exercise its put option during the period from June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer, the Company recognized a loss on the ARS of approximately $4.0 million in Interest and other income (expense), net for the three months ended December 31, 2008, an increase of $0.8 million from the unrealized loss of $3.2 million recorded in Accumulated other comprehensive income (loss) within Stockholders’ Equity as of September 30, 2008.

As of December 31, 2008, Level 3 assets also include the Company’s holdings in the Reserve Primary Money Market Fund (the “Reserve”) which experienced a decline in net asset value to $0.97 per share due to its exposure to investments held in Lehman Brothers Holdings, Inc. which filed for Chapter 11 bankruptcy protection on September 15, 2008.  As a result, Level 1 and Level 2 inputs are not available to value the investment and the Company determined the fair value based on Level 3 inputs which consisted of reviewing the Reserve’s underlying securities portfolio comprised primarily of discounted notes, certificates of deposit and commercial paper issued by highly-rated institutions.  Based on this analysis, the Company concluded that the fair value of its holdings in the Reserve was lower than the carrying value and, as a result, recorded a realized loss of $0.1 million included in Interest and other income (expense), net in its condensed consolidated statement of income for the nine months ended December 31, 2008.  As of December 31, 2008, the Reserve was classified as a receivable within Other current assets in the condensed consolidated balance sheet as, in September 2008, the Company attempted to redeem in full all of its holdings in the Reserve and it reasonably expects that distributions from the Reserve will occur within the next twelve months.  During the three months ended December 31, 2008, the Company received distributions totaling approximately $1.6 million on its holdings.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets:

Nine Months ended
(in thousands)	December 31, 2008

Balance at March 31, 2008	$25,136
Change in temporary valuation adjustment included in Accumulated other comprehensive income (loss)	2,864
Unrealized loss included in Interest and other income (expense), net	(3,984)
Recognition of Rights agreement	3,904
Transfer of Reserve Primary Fund from Level 1 to Level 3	364
Balance at December 31, 2008	$28,284

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The following table presents the carrying value of acquired intangible assets with remaining net book values as of the periods:

	March 31, 2008			December 31, 2008
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net	Useful
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Life

Technology	$30,160	$(13,883)	$16,277	$9,460	$(5,474)	$3,986	3-10 years
State contracts	1,300	(1,161)	139	1,300	(1,300)	-	7 years
Patents	1,420	(1,079)	341	1,420	(1,231)	189	7 years
Customer relationships	18,133	(6,308)	11,825	4,937	(1,025)	3,912	3-8 years
Trademarks	300	(268)	32	300	(300)	-	7 years
Trade name - inMotion	5,000	(1,641)	3,359	500	(14)	486	3 years
Trade name - Altec Lansing	59,100	-	59,100	18,600	-	18,600	Indefinite
OEM relationships	700	(262)	438	27	(8)	19	7 years
Total	$116,113	$(24,602)	$91,511	$36,544	$(9,352)	$27,192

The aggregate amortization expense relating to purchased intangible assets for the three and nine months ended December 31, 2007 was $2.0 million and $6.2 million, respectively and $1.6 million and $5.6 million for the three and nine months ended December 31, 2008, respectively.  Based on the intangible assets recorded as of December 31, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending March 31,
Remainder of 2009	$617
2010	2,470
2011	2,427
2012	1,643
2013	630
Thereafter	805
Total estimated amortization expense	$8,592

Goodwill was $69.2 million as of March 31, 2008 and $14.0 million as of December 31, 2008.

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if indicators of impairment exist.  In the fourth quarter of fiscal 2008, the Company completed the annual impairment test of goodwill and the indefinite lived intangible assets, consisting of the Altec Lansing trademark and trade name, which indicated that there was no impairment.  However, during the third quarter of fiscal 2009, the Company considered the effect of the current economic environment and determined that sufficient indicators existed requiring it to perform an interim impairment review of the Company’s two reporting segments, ACG and AEG.  The indicators primarily consisted of (1) a decline in revenue and operating margins during the current quarter and the projected future operating results, (2) deteriorating industry and economic trends, and (3) the decline in the Plantronics’ stock price for a sustained period.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company utilized a two-step method for determining goodwill impairment.  In step one, the fair value of each reporting unit, which the Company has determined to be consistent with its operating segments, is determined and compared to the carrying value.  The fair value of the ACG reporting unit was determined using an equal weighting of the income approach and the market approach.  Based on this review, the fair value exceeded the carrying value indicating that there was no impairment related to the ACG reporting unit.  The fair value of the AEG reporting unit was determined using an equal weighting of the income approach and the underlying asset approach.  For the income approach, the Company made the following assumptions: the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 and then growth in line with industry estimated revenues for ACG and each of the major AEG product lines (Docking Audio and PC Audio).  Gross margin assumptions for ACG are consistent with historical trends and for AEG reflect improved margins as the revenue grows.  A 5% growth factor was used to calculate the terminal value of its reporting units, consistent with the rate used in the prior year.  The discount rate was adjusted from 14% to 15% for AEG and from 13% to 14% for ACG reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  The sum of the fair values of the reporting units was reconciled to the Company's current market capitalization plus an estimated control premium.

Based on this review, the Company determined that the goodwill related to the AEG reporting unit was impaired requiring the Company to perform step two, in which the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, to determine the implied fair value of the goodwill.  The impairment charge, if any, is measured as the difference between the implied fair value of the goodwill and its carrying value.  This resulted in the impairment of 100% of the goodwill related to the AEG reporting segment; therefore, a non-cash impairment charge of $54.7 million was recognized in the three months ended December 31, 2008.  There was no tax benefit associated with this impairment charge.

Under SFAS No. 142, the Company is also required to test its indefinite lived assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  The Company used the income approach to test the Altec Lansing trademark and trade name for impairments in the third quarter of fiscal 2009 with the following assumptions: the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 and then growth in line with industry estimated revenues for royalties and each of the major AEG product lines (Docking Audio and PC Audio).  A 5% growth factor was used to calculate the terminal value, consistent with the rate used in the prior year.  The discount rate was adjusted from 14% to 15% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  This resulted in a partial impairment of the Altec Lansing trademark and trade name; therefore, the Company recognized a non-cash impairment charge of $40.5 million in the three months ended December 31, 2008.  The Company recognized a deferred tax benefit of $15.4 million associated with this impairment charge.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144"), the Company also reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value based on the discounted future cash flows.  As a result of the decline in forecasted revenues, operating margin and cash flows related to the AEG segment, the Company also evaluated the long-lived assets within the reporting unit.  The fair value of the long-lived assets, which include intangibles and property, plant and equipment, was determined for each individual asset and compared to the asset's relative carrying value.  This resulted in a partial impairment of certain long-lived assets; therefore, in the three months ended December 31, 2008, the Company recognized a non-cash intangible asset impairment charge of $18.2 million, of which $9.1 million related to technology, $6.7 million related to customer relationships and $2.4 million related to the inMotion tradename, and a non-cash impairment charge of $4.1 million related to property, plant and equipment.  The Company recognized a deferred tax benefit of $8.5 million associated with these impairment charges.

The Company will perform its annual review of goodwill and purchased intangible assets with indefinite lives for impairment during the next fiscal quarter.  If forecasted revenue and margin growth rates of the reporting units are not achieved, the Company could incur additional impairment charges at the next annual impairment review in the fourth quarter of fiscal 2009.

6.	RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and SFAS No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS No. 112”).

In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, shut down a related Hong Kong research and development, sales and procurement office and consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  The selling, general and administrative functions of AEG in China have been consolidated with those of ACG throughout the Asia-Pacific region.  These actions resulted in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  This restructuring plan is part of a strategic initiative designed to reduce fixed costs by outsourcing the majority of AEG manufacturing to a network of qualified contract manufacturers already in place.  In November 2007, 730 employees were notified of their termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of December 31, 2008, all employees have been terminated.

Restructuring and other related charges of approximately $3.7 million related to this restructuring plan have been recorded to date including a charge of approximately $0.1 million recorded in the nine months ended December 31, 2008.  The total restructuring charges of $3.7 million consist of $1.4 million for the write-off of facilities and equipment and accelerated depreciation, $1.4 million for severance and benefits, and $0.9 million in professional and administrative and other fees.  Substantially all restructuring and other related charges under this plan have been recorded as of December 31, 2008 and all amounts have been paid.

In June 2008, the Company announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination, all of which have been terminated as of December 31, 2008.  In the nine month period ended December 31, 2008, $0.2 million of restructuring charges were recorded related to this activity, consisting solely of severance, of which substantially all costs have been paid as of December 31, 2008.  Substantially all restructuring and other related charges under this plan have been recorded as of December 31, 2008.

In the third quarter of fiscal 2009, the Company had a reduction in force at AEG’s operations in Luxemburg and Shenzhen, China and ACG’s operations in China as part of the strategic initiative designed to reduce costs.  A total of 624 employees were notified of their termination, 621 of which had been terminated as of December 31, 2008, and the remaining 3 employees are expected to terminate in the fourth quarter of fiscal 2009.  In the three and nine month period ended December 31, 2008, $1.0 million of restructuring charges were recorded related to this activity of which $0.7 million related to the AEG segment and $0.3 million related to the ACG segment.  These charges consisted solely of severance and benefits, of which $0.6 million related to the AEG segment was unpaid as of December 31, 2008.  On January 14, 2009, the Company announced additional reductions in force related to this restructuring plan for a total reduction of approximately 800 employees.  Total costs under this plan are estimated in the range of $7.7 million to $8.2 million, consisting primarily of employee termination benefits, including the $1.0 million incurred to date in the three months ended December 31, 2008.   The Company believes that substantially all of the AEG costs have been incurred as of December 31, 2008 and the remaining costs under this plan are primarily related to the ACG segment.

If forecasted revenue and gross margin growth rates of either the ACG or AEG segment are not achieved, it is reasonably possible that the Company will need to take further restructuring actions which may result in additional restructuring and other related charges in future periods.  In addition, the Company continues to review the AEG cost structure and may implement additional cost reduction initiatives in the future.

The following table summarizes all the Company’s restructuring activities for the nine months ended December 31, 2008:

(in thousands)	Severance and Benefits	Facilities and Equipment	Other	Total

Restructuring accrual at March 31, 2008	$292	$-	$514	$806

Restructuring and other related charges	1,257	(153)	179	1,283
Cash payments	(988)	107	(693)	(1,574)
Non-cash	54	46	-	100

Restructuring accrual at December 31, 2008	$615	$-	$-	$615

The restructuring accrual is included in Accrued liabilities in the Company’s condensed consolidated balance sheet.

7. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense recorded under SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2008	2007	2008

Cost of revenues	$609	$504	$1,862	$1,784

Research, development and engineering	858	803	2,641	2,775
Selling, general and administrative	2,617	2,274	7,443	7,528
Stock-based compensation expense included in operating expenses	3,475	3,077	10,084	10,303

Total stock-based compensation expense	4,084	3,581	11,946	12,087
Income tax benefit	(1,191)	(1,060)	(3,813)	(3,794)
Total stock-based compensation expense, net of tax	$2,893	$2,521	$8,133	$8,293

Stock Options

The following is a summary of the Company’s stock option activity during the nine months ended December 31, 2008:

	Options Outstanding
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2008	8,561	$26.32
Options granted	1,497	$18.80
Options exercised	(359)	$19.22
Options forfeited or expired	(534)	$27.67
Outstanding at December 31, 2008	9,165	$25.29	3.95	$63
Vested and expected to vest at December 31, 2008	8,946	$25.43	3.89	$56
Exercisable at December 31, 2008	6,591	$26.96	3.19	$-

The total intrinsic value of options exercised during the nine months ended December 31, 2007 and 2008 was $5.3 million and $2.0 million, respectively.

As of December 31, 2008, total unrecognized compensation cost related to unvested stock options was $18.2 million which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the nine months ended December 31, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Non-vested at March 31, 2008	288	$26.77
Granted	187	$14.50
Vested	(79)	$27.07
Forfeited	(16)	$28.30
Non-vested at December 31, 2008	380	$20.59

As of December 31, 2008, total unrecognized compensation cost related to non-vested restricted stock awards was $6.9 million, which is expected to be recognized over a weighted average period of 3.1 years.  The total fair value of restricted stock awards vested during the nine months ended December 31, 2008 was $2.1 million.

Employee Stock Purchase Plan (“ESPP”)

As of December 31, 2008, there was $0.1 million of unrecognized compensation cost related to the ESPP that is expected to be fully recognized during the next fiscal quarter.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Stock Options	2007	2008	2007	2008
Expected volatility	39.7%	56.9%	39.1%	51.6%
Risk-free interest rate	3.9%	2.7%	4.1%	2.9%
Expected dividends	0.7%	1.6%	0.7%	1.2%
Expected life (in years)	4.1	4.4	4.2	4.4
Weighted-average grant date fair value	$9.62	$5.53	$9.46	$7.66

	Nine Months Ended
	December 31,
ESPP	2007	2008
Expected volatility	32.1%	47.7%
Risk-free interest rate	5.1%	1.9%
Expected dividends	0.7%	0.8%
Expected life (in years)	0.5	0.5
Weighted-average grant date fair value	$6.72	$6.85

There were no new ESPP offering periods during the three months ended December 31, 2007 and 2008.

8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended December 31, 2007 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2008	2007	2008
Net income (loss)	$19,108	$(92,009)	$50,605	$(53,867)
Unrealized gain (loss) on cash flow hedges, net of tax	607	4,316	(1,670)	12,868
Foreign currency translation gain (loss), net of tax	(11)	(2,232)	994	(2,522)
Unrealized gain on long-term investments	-	3,177	-	2,864
Comprehensive income (loss)	$19,704	$(86,748)	$49,929	$(40,657)

9. FOREIGN CURRENCY TRANSACTIONS

Non-Designated Hedges

As of December 31, 2008, the Company had foreign currency forward contracts of €17.0 million and ₤5.2 million denominated in Euros (“EUR” or “€”) and Great Britain Pounds (“GBP” or “£”), respectively.  These forward contracts hedge against a portion of the Company’s foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent, at December 31, 2008 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	17,000	$23,735	Sell EUR	1 month
GBP	5,200	$7,661	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.5 million and $1.7 million in the three and nine months ended December 31, 2007, respectively, and a net loss of $1.9 million and $5.4 million in the three and nine months ended December 31, 2008, respectively.

Cash Flow Hedges

As of December 31, 2008, the Company had foreign currency put and call option contracts of €49.7 million and £16.3 million.  As of March 31, 2008, the Company had foreign currency put and call option contracts of €48.4 million and £18.7 million.  Collectively, the Company’s option contracts are collars to hedge against a portion of its forecasted foreign currency denominated sales.

In the three and nine months ended December 31, 2008, realized gains of $3.1 million and $0.5 million on cash flow hedges were recognized in Net revenues in the condensed consolidated statements of operations compared to $1.4 million and $2.5 million in realized losses for the same periods a year ago.  Should foreign exchange rates remain the same, the Company expects to reclassify the entire amount of $7.0 million of gains in Accumulated other comprehensive income (loss) to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

10. INCOME TAXES

The effective tax rate for the three and nine months ended December 31, 2008 was 24.0% and 26.1%, respectively, compared to 24.6% and 23.0% for the same periods a year ago.  The lower effective tax rate on the loss for the three months ended December 31, 2008 compared to the tax rate on the profit for the period a year ago results primarily from the goodwill impairment that is not deductible for tax purposes offset by the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions and the reinstatement of the U.S. research tax credit during the current period and the release of the deferred tax liability resulting from the impairment of the associated intangible assets.  The higher effective tax rate on the loss for the nine months ended December 31, 2008 compared to the tax rate on the profit for the period a year ago results primarily from the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions and the reinstatement of the U.S. research tax credit offset by the non-deductible goodwill impairment during the current period and the release of the deferred tax liability resulting from the impairment of the associated intangible assets.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, the impairment of non-deductible goodwill and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; or a change in estimates of future taxable income which could result in a valuation allowance being required.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in the nine months ended December 31, 2008, the Company recognized a tax benefit of $3.8 million, consisting of $3.3 million in tax reserves and $0.5 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions. As of December 31, 2008, the Company had $10.5 million of unrecognized tax benefits compared to $12.4 million as of March 31, 2008.  All of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had approximately $1.4 million of accrued interest related to uncertain tax positions compared to $1.7 million as of March 31, 2008.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal, state and foreign jurisdictions within the next twelve months. Currently, the Company cannot reasonably estimate the amount of reductions during the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to either United States federal or state income tax examinations by tax authorities for years prior to 2006 and 2005, respectively.  Foreign income tax matters for material tax jurisdictions have been concluded through tax years before 2004, except for the United Kingdom, Germany and France which have been concluded through fiscal 2006.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that retroactively extends the research tax credit to January 1, 2008, for two years.  The Company recognized a benefit of approximately $0.9 million in the three months ended December 31, 2008 related to the reinstatement.

11. COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2007	2008	2007	2008

Net income (loss)	$19,108	$(92,009)	$50,605	$(53,867)

Weighted average shares-basic	48,379	48,449	48,110	48,641
Dilutive effect of employee equity incentive plans	1,154	-	1,038	-
Weighted average shares-diluted	49,533	48,449	49,148	48,641

Earnings (loss) per share-basic	$0.39	$(1.90)	$1.05	$(1.11)

Earnings (loss) per share-diluted	$0.39	$(1.90)	$1.03	$(1.11)

Potentially dilutive securities excluded from earnings (loss) per diluted share because their effect is anti-dilutive	3,388	9,191	3,731	7,792

12. SEGMENT INFORMATION

Financial data for each segment for the three and nine months ended December 31, 2007 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2008	2007	2008

Net revenues
Audio Communications Group	$195,955	$152,616	$562,574	$546,492
Audio Entertainment Group	36,869	30,220	84,969	72,364
Consolidated net revenues	$232,824	$182,836	$647,543	$618,856

Gross profit
Audio Communications Group	$89,698	$60,417	$260,358	$242,333
Audio Entertainment Group	4,059	448	1,401	3,184
Consolidated gross profit	$93,757	$60,865	$261,759	$245,517

Operating income (loss)
Audio Communications Group	$31,051	$4,905	$89,707	$67,437
Audio Entertainment Group	(7,908)	(124,418)	(29,310)	(137,221)
Consolidated operating income (loss)	$23,143	$(119,513)	$60,397	$(69,784)

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2008	2007	2008

Net revenues from unaffiliated customers:
Office and Contact Center	$131,017	$101,694	$394,579	$344,027
Mobile	48,788	36,011	125,885	156,804
Gaming and Computer Audio	10,449	8,531	25,211	27,129
Other	5,701	6,380	16,899	18,532
Total segment net revenues	$195,955	$152,616	$562,574	$546,492

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2008	2007	2008

Net revenues from unaffiliated customers:
Docking Audio	$20,682	$19,088	$44,588	$38,058
PC Audio	14,101	10,107	35,176	29,336
Other	2,086	1,025	5,205	4,970
Total segment net revenues	$36,869	$30,220	$84,969	$72,364

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of the Altec Lansing branded headsets from the AEG segment to the ACG segment, and, as a result, effective July 1, 2007, the revenue and resulting profit from the Altec Lansing headsets are now included in the ACG reporting segment within the Gaming and Computer Audio category.  In the nine months ended December 31, 2007, AEG net revenue included $1.7 million related to these headsets.

Major Customers

No customer accounted for 10% or more of total Net revenues for the three or nine months ended December 31, 2007 and 2008.

At March 31, 2008, no customer accounted for 10% or more of Accounts receivable, net.  At December 31, 2008, one customer had an aggregate accounts receivable balance which represented approximately 11% of the Company’s total Accounts receivable, net balance.

13. SUBSEQUENT EVENT

On January 13, 2009, the Company retired 16 million shares of treasury stock which were returned to the status of authorized but unissued shares.  This is a non-cash equity transaction which will be recorded in the three months ended March 28, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).   Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include, statements containing our expectations regarding (i) reducing our cost structure and improving efficiencies; (ii) our ability to be profitable and cash flow positive; (iii) our investment in Unified Communications as a key long-term driver of revenue and profit growth; (iv) development of new products and their effect on profit margins; (v) our newly refreshed portfolio of Audio Entertainment Group (“AEG”) products and their ability to increase revenues and improve profitability and market share, (vi) the United States and world economy; (vii) our expenses, including research and development and sales, general and administrative; (viii) our restructuring programs and estimated savings; (ix) our auction rate securities portfolio, including our agreement with UBS AG; (x) our liquidity including our belief that our cash, cash equivalents, and future cash flows provide sufficient liquidity and that we do not require a credit agreement; (xi) our goodwill or long-lived asset impairments, including the assumptions used in our impairment review; and (xii) maintaining revenue growth, in addition to other statements regarding our future operations, results of operations, financial condition and prospects and business strategies.  These forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our consolidated net revenues decreased from $232.8 million in the third quarter of fiscal 2008 to $182.8 million in the third quarter of fiscal 2009, which was primarily attributable to decreased sales in all of our major product categories due to the weakening of the global economic environment.  Our net income decreased from $19.1 million in the third quarter of fiscal 2008 to a net loss of $92.0 million in the third quarter of fiscal 2009 primarily due to impairment charges of $117.5 million recorded during the third quarter of fiscal 2009 related to our goodwill and long-lived assets associated with our AEG segment.  Exclusive of the impairment charges, the decrease in net income resulted from lower gross margin on lower net revenues, due to substantially lower factory utilization and higher warranty costs.  This decline was offset in part by a decrease in operating expenses resulting from our cost reduction activities and an income tax benefit.

In our Audio Communications Group (“ACG”) segment, net revenues decreased from $196.0 million in the third quarter of fiscal 2008 to $152.6 million in the third quarter of fiscal 2009, driven by declines in all of our product categories, with the exception of Clarity, and across all geographies.  The December quarter is typically a stronger quarter for our consumer products, namely our Bluetooth products, due to holiday seasonality; however, given the current economic environment and the decline in consumer spending we did not experience our historical trend of growth from the September quarter to the December quarter.

In our AEG segment, net revenues decreased from $36.9 million in the third quarter of fiscal 2008 to $30.2 million in the third quarter of fiscal 2009 also resulting from the global deterioration of the economy which caused a decline in all product categories and across all geographic locations with the exception of Asia.  As a result of the new product portfolio announced in the second quarter of fiscal 2009, and with all 10 of our new products shipping in the third quarter of fiscal 2009, we experienced sequential growth in revenue from the prior quarter primarily in the Docking Audio products.

In light of the current economic uncertainty, we re-evaluated our corporate initiatives, which are designed to increase long-term sustainable shareholder value, and as a result we will focus on the following key corporate objectives for the rest of fiscal 2009:

•
Be profitable and cash flow positive.  We will monitor and align our cost structure to match the economic reality through the economic downturn.  As announced in early January 2009, these steps include a restructuring plan to reduce our worldwide workforce by approximately 18% compared to September 30, 2008, which includes the restructuring actions taken in the third quarter of fiscal 2009, along with other cost cutting measures including management salary reductions, reduced spending on inventory and capital expenditures and decreases in other operating expenses.

•
Invest in Unified Communications.  We will continue to focus on Unified Communications (“UC”) technologies as we believe the implementation of UC by large corporations will be a significant long-term driver of office headset adoption, and as a result, a key long-term driver of revenue and profit growth.

•
Improve profitability and market position in consumer business.  We are continuing development of our cost effective high-end Bluetooth portfolio, and, within AEG, we are developing new product lines that we believe will help us to gain share and improve profit margins.  However, these steps will not be enough in the current environment and we are exploring alternatives to increase the profitability of these businesses.

Our results for the three months ended December 31, 2008 demonstrated progress on these key corporate initiatives.  In the third quarter of fiscal 2009, we lowered production plans, cut safety stocks and significantly reduced inventory from the prior quarter.  We also decreased operating expenses and began implementing a restructuring plan to reduce our worldwide headcount.  Since we believe the economic environment will continue to deteriorate, we continue to look for cost reduction opportunities in all expense categories in addition to inventory levels and their associated carrying costs.

RESULTS OF OPERATIONS

The following tables set forth, for the period indicated, the condensed consolidated statements of operations data and data by segment.  The financial information and the ensuing discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

Consolidated

(in thousands, except percentages)	Three Months Ended December 31,				Nine Months Ended December 31,
	2007		2008		2007		2008

Net revenues	$232,824	100.0%	$182,836	100.0%	$647,543	100.0%	$618,856	100.0%
Cost of revenues	139,067	59.7%	121,971	66.7%	385,784	59.6%	373,339	60.3%
Gross profit	93,757	40.3%	60,865	33.3%	261,759	40.4%	245,517	39.7%

Operating expenses:
Research, development and engineering	19,308	8.3%	18,664	10.2%	58,004	9.0%	57,209	9.3%
Selling, general and administrative	48,424	20.8%	43,202	23.7%	140,476	21.7%	139,345	22.5%
Restructuring and other related charges	2,882	1.3%	1,048	0.6%	2,882	0.4%	1,283	0.2%
Impairment of goodwill and long-lived assets	-	0.0%	117,464	64.2%	-	0.0%	117,464	19.0%
Total operating expenses	70,614	30.4%	180,378	98.7%	201,362	31.1%	315,301	51.0%
Operating income (loss)	23,143	9.9%	(119,513)	(65.4%)	60,397	9.3%	(69,784)	(11.3%)
Interest and other income (expense), net	2,184	1.0%	(1,499)	(0.8%)	5,311	0.8%	(3,129)	(0.5%)
Income (loss) before income taxes	25,327	10.9%	(121,012)	(66.2%)	65,708	10.1%	(72,913)	(11.8%)
Income tax expense (benefit)	6,219	2.7%	(29,003)	(15.9%)	15,103	2.3%	(19,046)	(3.1%)
Net income (loss)	$19,108	8.2%	$(92,009)	(50.3%)	$50,605	7.8%	$(53,867)	(8.7%)

Audio Communications Group

(in thousands, except percentages)	Three Months Ended December 31,				Nine Months Ended December 31,
	2007		2008		2007		2008

Net revenues	$195,955	100.0%	$152,616	100.0%	$562,574	100.0%	$546,492	100.0%
Cost of revenues	106,257	54.2%	92,199	60.4%	302,216	53.7%	304,159	55.7%
Gross profit	89,698	45.8%	60,417	39.6%	260,358	46.3%	242,333	44.3%

Operating expenses:
Research, development and engineering	16,544	8.5%	16,645	10.9%	49,522	8.8%	50,721	9.3%
Selling, general and administrative	42,103	21.5%	38,579	25.3%	121,129	21.6%	123,887	22.6%
Restructuring and other related charges	-	0.0%	288	0.2%	-	0.0%	288	0.1%
Total operating expenses	58,647	30.0%	55,512	36.4%	170,651	30.4%	174,896	32.0%
Operating income	$31,051	15.8%	$4,905	3.2%	$89,707	15.9%	$67,437	12.3%

Audio Entertainment Group

(in thousands, except percentages)	Three Months Ended December 31,				Nine Months Ended December 31,
	2007		2008		2007		2008

Net revenues	$36,869	100.0%	$30,220	100.0%	$84,969	100.0%	$72,364	100.0%
Cost of revenues	32,810	89.0%	29,772	98.5%	83,568	98.4%	69,180	95.6%
Gross profit	4,059	11.0%	448	1.5%	1,401	1.6%	3,184	4.4%

Operating expenses:
Research, development and engineering	2,764	7.5%	2,019	6.7%	8,482	10.0%	6,488	9.0%
Selling, general and administrative	6,321	17.1%	4,623	15.3%	19,347	22.7%	15,458	21.3%
Restructuring and other related charges	2,882	7.8%	760	2.5%	2,882	3.4%	995	1.4%
Impairment of goodwill and long-lived assets	-	0.0%	117,464	388.7%	-	0.0%	117,464	162.3%
Total operating expenses	11,967	32.4%	124,866	413.2%	30,711	36.1%	140,405	194.0%
Operating loss	$(7,908)	(21.4%)	$(124,418)	(411.7%)	$(29,310)	(34.5%)	$(137,221)	(189.6%)

NET REVENUES

Audio Communications Group

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2007	2008	(Decrease)		2007	2008	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$131,017	$101,694	$(29,323)	(22.4%)	$394,579	$344,027	$(50,552)	(12.8%)
Mobile	48,788	36,011	(12,777)	(26.2%)	125,885	156,804	30,919	24.6%
Gaming and Computer Audio	10,449	8,531	(1,918)	(18.4%)	25,211	27,129	1,918	7.6%
Other	5,701	6,380	679	11.9%	16,899	18,532	1,633	9.7%
Total segment net revenues	$195,955	$152,616	$(43,339)	(22.1%)	$562,574	$546,492	$(16,082)	(2.9%)

Audio Entertainment Group

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2007	2008	(Decrease)		2007	2008	(Decrease)

Net revenues from unaffiliated customers:
Docking Audio	$20,682	$19,088	$(1,594)	(7.7%)	$44,588	$38,058	$(6,530)	(14.6%)
PC Audio	14,101	10,107	(3,994)	(28.3%)	35,176	29,336	(5,840)	(16.6%)
Other	2,086	1,025	(1,061)	(50.9%)	5,205	4,970	(235)	(4.5%)
Total segment net revenues	$36,869	$30,220	$(6,649)	(18.0%)	$84,969	$72,364	$(12,605)	(14.8%)

Consolidated

Consolidated net revenues decreased 21%, from $232.8 million in the third quarter of fiscal 2008 to $182.8 million in the third quarter of fiscal 2009.  The decrease is mostly attributable to a decrease in revenue attributable to the ACG segment whose revenues accounted for approximately 83% of consolidated net revenues in the third quarter of fiscal 2009.  The decrease in revenues was due to weaker global economic conditions which are expected to continue for the remainder of fiscal 2009 and into fiscal 2010.  For the nine months ended December 31, 2008 compared to the same period in the prior year, consolidated net revenues decreased by 4%, from $647.5 million in the nine months ended December 31, 2007 to $618.9 million in the nine months ended December 31, 2008.   The decrease is mostly attributable to the ACG segment whose revenues accounted for 88% of consolidated net revenues for the nine months ended December 31, 2008.  AEG net revenues decreased in the third quarter of fiscal 2009 compared to the same quarter a year ago and for the nine months ended December 31, 2008 as compared to the same period a year ago.  However, these results are not fully comparable because the amounts attributable to the nine month period ended December 31, 2007 included $1.7 million of PC and Gaming headset revenue that, at the time, was managed by AEG and sold under the Altec Lansing brand.  Responsibility for all PC and Gaming headsets, regardless of brand, was transferred to ACG effective July 1, 2007.  In the third quarter of fiscal 2009, we began shipping 10 of the next generation AEG products with the goal of creating a competitive portfolio that will increase revenues and improve profitability and market share.  However, given market conditions, AEG continues to generate losses.  As a result of this and the factors affecting the profitability of our consumer business, we are evaluating alternatives for AEG and our other consumer business to improve profitability.

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

OCC products represent our largest source of revenues, while Mobile products represent our largest unit volumes.  Revenues may vary due to seasonality, the timing of the introduction of new products, discounts and other incentives and channel mix.  Wireless products represented 54% of net revenues in the third quarter of fiscal 2009 compared to 55% in the third quarter of fiscal 2008.

We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders.  Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

Fluctuations in the net revenues of ACG compared to the same quarter a year ago were as follows:

•	OCC net revenues decreased $29.3 million across all geographic regions. Corded product net revenues decreased $14.1 million while cordless net revenues decreased $15.2 million.
•	Mobile net revenues decreased $12.8 million.
•	Gaming and Computer Audio product net revenues decreased $1.9 million.

Revenues for all the major ACG product categories decreased in the third quarter of fiscal 2009 due to weaker global economic conditions.

Fluctuations in the net revenues of ACG for the nine months ended December 31, 2008 compared to the same period a year ago were as follows:

•	OCC net revenues decreased $50.6 million due to weaker global economic conditions. Corded product net revenues decreased $29.7 million while cordless net revenues decreased $20.8 million.
•
Mobile net revenues increased $30.9 million due to increased demand for Bluetooth headsets in the first six months of fiscal year 2009.  Most of the revenue growth was in the United States and was driven by increased retail placements as a result of an improved product portfolio as well as demand attributable to hands-free driving legislation in the United States.

•
Gaming and Computer Audio product net revenues increased $1.9 million of which $1.7 million is due to the transfer of responsibility of headset revenues from AEG to ACG effective July 1, 2007.  The remaining increase is due to continued strength of the refreshed product line that was launched in the fall of fiscal 2008.

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

Since our AEG products are primarily retail goods, the December quarter net revenues typically increase as compared to the September quarter with holiday seasonality which did happen in the December quarter of fiscal 2009 due to our refreshed product line despite the overall weak holiday season.  Net revenues typically decline substantially from the December to the March quarter which we expect to happen in the March quarter of fiscal 2009.

Fluctuations in the net revenues of AEG compared to the same quarter a year ago were as follows:

•
Docking Audio net revenues decreased $1.6 million primarily in the United States due to weaker economic conditions and the related decision by retailers and carriers to reduce their on-hand inventory levels in anticipation of a weaker holiday selling season.

•
PC Audio net revenues decreased by $4.0 million due to an older product portfolio which is currently being refreshed, weaker economic conditions in the United States and Europe, and a focus on selective product placement with higher margin customers.

•	Other net revenues decreased $1.0 million primarily related to decreased headphone sales in Asia and the United States.

Fluctuations in the net revenues of AEG for the nine months ended December 31, 2008 compared to the same period a year ago were as follows:

•
Docking Audio net revenues decreased $6.5 million primarily due to a large sale to a warehouse club in the second quarter of the prior year, the weaker economic condition in the U.S. and reduced surplus product sales in comparison to the prior year ago period.

•
PC Audio net revenues decreased by $5.8 million due to an older product portfolio which is currently being refreshed, weaker economic conditions in the United States and Europe, and a focus on selective product placement with higher margin customers.

•
Other net revenues decreased $0.2 million primarily due to a decrease of $1.7 million due to the transfer of responsibility for headset products to ACG in the second quarter of fiscal 2008 partially offset by increased headphone net revenues of $1.0 million due to new product introductions in the current fiscal year.

Geographical Information

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2007	2008	(Decrease)		2007	2008	(Decrease)

Net revenues from unaffiliated customers:
United States	$139,106	$107,799	$(31,307)	(22.5%)	$396,613	$382,057	$(14,556)	(3.7%)

Europe, Middle East and Africa	59,535	49,994	(9,541)	(16.0%)	158,902	147,388	(11,514)	(7.2%)
Asia Pacific	15,804	11,655	(4,149)	(26.3%)	48,540	46,430	(2,110)	(4.3%)
Americas, excluding United States	18,379	13,388	(4,991)	(27.2%)	43,488	42,981	(507)	(1.2%)
Total international net revenues	93,718	75,037	(18,681)	(19.9%)	250,930	236,799	(14,131)	(5.6%)
Total consolidated net revenues	$232,824	$182,836	$(49,988)	(21.5%)	$647,543	$618,856	$(28,687)	(4.4%)

For the three months ended December 31, 2008, compared to the same period a year ago, domestic and international net revenues remained fairly consistent as a percentage of total net revenues.  For the nine months ended December 31, 2008, compared to the same period a year ago, there was a higher proportion of consumer products than commercial products in the overall domestic revenue mix which was mostly due to strong demand for Bluetooth headsets in the first six months of fiscal 2009.

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

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2007	2008	(Decrease)		2007	2008	(Decrease)

Consolidated
Net revenues	$232,824	$182,836	$(49,988)	(21.5%)	$647,543	$618,856	$(28,687)	(4.4%)
Cost of revenues	139,067	121,971	(17,096)	(12.3%)	385,784	373,339	(12,445)	(3.2%)
Consolidated gross profit	$93,757	$60,865	$(32,892)	(35.1%)	$261,759	$245,517	$(16,242)	(6.2%)
Consolidated gross profit %	40.3%	33.3%	(7.0)	ppt.	40.4%	39.7%	(0.7)	ppt.

Audio Communications Group
Net revenues	$195,955	$152,616	$(43,339)	(22.1%)	$562,574	$546,492	$(16,082)	(2.9%)
Cost of revenues	106,257	92,199	(14,058)	(13.2%)	302,216	304,159	1,943	0.6%
Segment gross profit	$89,698	$60,417	$(29,281)	(32.6%)	$260,358	$242,333	$(18,025)	(6.9%)
Segment gross profit %	45.8%	39.6%	(6.2)	ppt.	46.3%	44.3%	(2.0)	ppt.

Audio Entertainment Group
Net revenues	$36,869	$30,220	$(6,649)	(18.0%)	$84,969	$72,364	$(12,605)	(14.8%)
Cost of revenues	32,810	29,772	(3,038)	(9.3%)	83,568	69,180	(14,388)	(17.2%)
Segment gross profit	$4,059	$448	$(3,611)	(89.0%)	$1,401	$3,184	$1,783	127.3%
Segment gross profit %	11.0%	1.5%	(9.5)	ppt.	1.6%	4.4%	2.8	ppt.

Fluctuations in the gross profit of ACG and AEG for the three months ended December 31, 2008 compared to the same quarter a year ago were as follows:

ACG

The decrease in gross profit was primarily due to lower net revenues.  As a percentage of net revenues, the decrease in gross profit of 6.2 percentage points is primarily due to the following:

•	a 2.8 percentage point detriment from lower utilization of fixed production costs due to lower demand and inventory reduction efforts;
•	a 1.8 percentage point detriment from higher warranty expenses mostly from Bluetooth headsets;
•	a 1.0 percentage point detriment from several individually small items including excess and obsolete expenses and royalties; and
•	a 0.6 percentage point negative effect from foreign exchange as the U.S. dollar was stronger in comparison to the Euro, Great Britain Pound and other currencies.

AEG

As a percentage of revenues, the decrease in gross profit of 9.5 percentage points is primarily due to the following:

•	a 2.9 percentage point negative effect due to unfavorable foreign exchange rates;
•	a 4.9 percentage point negative effect due to higher requirements for inventory provisions, warranty costs and adverse purchase commitments; and
•	a 1.7 percentage point negative effect from several small items including higher manufacturing expenses and air freight primarily related to rework.

Fluctuations in the gross profit of ACG and AEG for the nine months ended December 31, 2008 compared to the same period a year ago were as follows:

ACG

The decrease in gross profit was primarily due to lower net revenues.  As a percentage of net revenues, the decrease in gross profit of 2.0 percentage points is primarily due to the following:

•
a negative effect of 1.8 percentage points mostly due to a higher proportion of consumer products than commercial products in the overall revenue mix.  While consumer products carry lower margins than commercial products, the level of product margin on our consumer products has increased significantly;

•	a 0.6 percentage point detriment from higher freight expenses; and
•	a 0.5 percentage point benefit from improved utilization of fixed costs from higher production levels.

AEG

The increase in gross profit primarily reflected a lower provision for excess and obsolete inventory costs due to the sale of previously reserved inventory during the nine months ended December 31, 2008.

For both of our segments, product mix has a significant impact on gross profit as there can be significant variances between our higher and lower margin products.  Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not properly anticipate changes in demand, we have, in the past, and may, in the future, incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  While we are focused on actions to improve our gross profit through supply chain management, improvements in product launches, increasing the utilization of manufacturing capacity, restructuring AEG’s China manufacturing and procurement functions, including the shut down of our manufacturing plant in Dongguan, China and improving the effectiveness of our marketing programs, there can be no assurance that these actions will be successful.  Gross profit may also vary based on return rates, the amount of product sold subject to royalties and their applicable royalty rates, and other factors.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead costs, including facilities, human resources, and IT costs.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2007	2008	(Decrease)		2007	2008	(Decrease)

Consolidated
Research, development and engineering	$19,308	$18,664	$(644)	(3.3%)	$58,004	$57,209	$(795)	(1.4%)
% of total consolidated net revenues	8.3%	10.2%	1.9	ppt.	9.0%	9.3%	0.3	ppt.

Audio Communications Group
Research, development and engineering	$16,544	$16,645	$101	0.6%	$49,522	$50,721	$1,199	2.4%
% of total segment net revenues	8.5%	10.9%	2.4	ppt.	8.8%	9.3%	0.5	ppt.

Audio Entertainment Group
Research, development and engineering	$2,764	$2,019	$(745)	(27.0%)	$8,482	$6,488	$(1,994)	(23.5%)
% of total segment net revenues	7.5%	6.7%	(0.8)	ppt.	10.0%	9.0%	(1.0)	ppt.

In the three and nine months ended December 31, 2008, compared to the same periods in the year ago, consolidated research, development and engineering expenses decreased due to lower outside services for design costs in AEG as a result of our continued efforts to reduce operating costs.  These decreases were partially offset by higher ACG project spending in the three months ended December 31, 2008 and higher compensation costs in the nine months ended December 31, 2008 primarily related to annual merit increases.

Projects that the research, development and engineering departments focused on during the three months ended December 31, 2008 were:

•	the design and development of wireless office system products;
•	Unified Communication products;
•	Bluetooth products and technology;
•	reusability of significant components of products; and
•	the refresh of AEG product lines.

We anticipate that our consolidated research, development and engineering expenses will be lower for the remainder of 2009 as compared to the third quarter as we focus on cost reductions through our restructuring plans and cost saving actions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense consists primarily of compensation costs for sales, marketing and administrative personnel, marketing costs, professional service fees, travel expenses, litigation costs and an allocation of overhead costs, including facilities, human resources and IT costs.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2007	2008	(Decrease)		2007	2008	(Decrease)

Consolidated
Selling, general and administrative	$48,424	$43,202	$(5,222)	(10.8%)	$140,476	$139,345	$(1,131)	(0.8%)
% of total consolidated net revenues	20.8%	23.7%	2.9	ppt.	21.7%	22.5%	0.8	ppt.

Audio Communications Group
Selling, general and administrative	$42,103	$38,579	$(3,524)	(8.4%)	$121,129	$123,887	$2,758	2.3%
% of total segment net revenues	21.5%	25.3%	3.8	ppt.	21.6%	22.6%	1.0	ppt.

Audio Entertainment Group
Selling, general and administrative	$6,321	$4,623	$(1,698)	(26.9%)	$19,347	$15,458	$(3,889)	(20.1%)
% of total segment net revenues	17.1%	15.3%	(1.8)	ppt.	22.7%	21.3%	(1.4)	ppt.

For the three months ended December 31, 2008, compared to the same period in the year ago, ACG selling, general and administrative expenses decreased primarily due to lower performance-based compensation costs of $2.5 million and lower marketing promotional costs of $1.3 million partially offset by higher provisions for bad debt of $1.3 million.    For the nine months ended December 31, 2008, compared to the same period in the prior year, ACG selling, general and administrative expenses increased due to higher provisions for bad debt of $1.1 million, higher outside sales representation fees of $1.0 million on higher retail revenue in the first six months of fiscal 2009, higher compensation costs as a result of annual merit increases and higher legal expenses, partially offset by $2.4 million lower spending on marketing programs.

For the three and nine months ended December 31, 2008, AEG selling, general and administrative expenses decreased due to lower compensation costs due to reduced headcount, completion of spending on integration, lower outside services and professional fees and lower retail representative commissions due to lower revenues.

We anticipate our consolidated selling, general and administrative expenses will be lower for the remainder of 2009 as compared to the third quarter as we focus on cost reductions through our restructuring plans and cost saving actions.

RESTRUCTURING AND OTHER RELATED CHARGES

In November 2007, we announced plans to close AEG’s manufacturing facility in Dongguan, China, shut down a related Hong Kong research and development, sales and procurement office and consolidate procurement, research and development activities for AEG in our Shenzhen, China site.  The selling, general and administrative functions of AEG in China have been consolidated with those of ACG throughout the Asia-Pacific region.  These actions resulted in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  This restructuring plan is part of a strategic initiative designed to reduce fixed costs by outsourcing the majority of AEG manufacturing to a network of qualified contract manufacturers already in place.  In November 2007, 730 employees were notified of their termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of December 31, 2008, all employees have been terminated.

Restructuring and other related charges of approximately $3.7 million related to this restructuring plan have been recorded to date including a charge of approximately $0.1 million recorded in the nine months ended December 31, 2008.  The total restructuring charges of $3.7 million consist of $1.4 million for the write-off of facilities and equipment and accelerated depreciation, $1.4 million for severance and benefits, and $0.9 million in professional and administrative and other fees.  We believe that substantially all of the restructuring and other related charges under this plan have been recorded as of December 31, 2008 and all amounts have been paid.  As a result of the restructuring plan, we currently expect cost savings from our fiscal 2008 actual results of approximately $3.0 million in fiscal 2009 and $4.0 million in fiscal 2010.

In June 2008, we announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination, all of which have been terminated as of December 31, 2008.  In the nine month period ended December 31, 2008, $0.2 million of restructuring charges were recorded related to this activity, consisting solely of severance, of which substantially all costs have been paid as of December 31, 2008.  Substantially all restructuring and other related charges under this plan have been recorded as of December 31, 2008. We currently expect cost savings as a result of the restructuring plan to be approximately $3.0 million in fiscal 2009.

In the third quarter of fiscal 2009, we had a reduction in force at AEG’s operations in Luxemburg and Shenzhen, China and ACG’s operations in China as part of the strategic initiative designed to reduce costs.  A total of 624 employees were notified of their termination, 621 of which had been terminated as of December 31, 2008, and the remaining 3 employees are expected to terminate in the fourth quarter of fiscal 2009.  In the three and nine month period ended December 31, 2008, $1.0 million of restructuring charges were recorded related to this activity, of which $0.7 million related to the AEG segment and $0.3 million related to the ACG segment.  These charges consisted solely of severance and benefits, of which $0.6 million related to the AEG segment was unpaid as of December 31, 2008.  On January 14, 2009, we announced additional reductions in force related to this restructuring plan for a total reduction of approximately 800 employees.  Total costs under this plan are estimated in the range of $7.7 million to $8.2 million, consisting primarily of employee termination benefits, including the $1.0 million incurred to date in the three months ended December 31, 2008.   We believe that substantially all of the AEG costs have been incurred as of December 31, 2008 and the remaining costs under this plan are primarily related to the ACG segment.  We currently expect cost savings as a result of the restructuring plan, including the actions announced in January 2009, to be approximately $0.5 million in fiscal 2009 and $16.0 million in fiscal 2010.

If forecasted revenue and gross margin growth rates of either the ACG or AEG segment are not achieved, it is reasonably possible that we will need to take further restructuring actions which may result in additional restructuring and other related charges in future periods.  In addition, we continue to review the AEG cost structure and may implement additional cost reduction initiatives in the future.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

We review goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if indicators of impairment exist.  In the third quarter of fiscal 2009, we considered the effect of the current economic environment and determined that sufficient indicators existed which triggered an interim impairment review of our two reporting segments, ACG and AEG.  Based on this review, we determined there was no impairment related to the ACG reporting unit.  However, for the AEG reporting unit, the review resulted in non-cash impairment charges of $117.5 million recorded in the three months ended December 31, 2008 which consisted of $54.7 million related to the goodwill arising from the purchase of Altec Lansing in August 2005, $58.7 million related to intangible assets primarily associated with the Altec Lansing trademark and trade name and $4.1 million related to property, plant and equipment related to the AEG segment.

The fair value of the ACG reporting unit was determined using equal weighting of the income approach and the market comparable approach.  The fair value of the AEG reporting unit was determined using an equal weighting of the income approach and the underlying asset approach.  For the income approach, the Company made the following assumptions: the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 and then growth in line with industry estimated revenues for ACG and each of the major AEG product lines (Docking Audio and PC Audio).  Gross margin assumptions for ACG are consistent with historical trends and for AEG reflect improved margins as the revenue grows. A 5% growth factor was used to calculate the terminal value of its reporting units, consistent with the rate used in the prior year.  The discount rate was adjusted from 14% to 15% for AEG and from 13% to 14% for ACG reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  The sum of the fair values of the reporting units was reconciled to the Company's current market capitalization plus an estimated control premium.

We used the income approach to test the Altec Lansing trademark and trade name for impairments in the third quarter of fiscal 2009 with the following assumptions: the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 and then growth in line with industry estimated revenues for royalties and each of the major AEG product lines (Docking Audio and PC Audio).  A 5% growth factor was used to calculate the terminal value, consistent with the rate used in the prior year.  The discount rate was adjusted from 14% to 15% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we also review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value based on the discounted future cash flows.  As a result of the decline in forecasted revenues, operating margin and cash flows related to the AEG segment, we also evaluated the long-lived assets within the reporting unit.  The fair value of the long-lived assets, which include intangibles and property, plant and equipment, was determined for each individual asset and compared to the asset's relative carrying value.  This resulted in a partial impairment of certain long-lived assets; therefore, in the three months ended December 31, 2008, we recognized a non-cash intangible asset impairment charge of $18.2 million, of which $9.1 million related to technology, $6.7 million related to customer relationships and $2.4 million related to the inMotion tradename, and a non-cash impairment charge of $4.1 million related to property, plant and equipment.  We recognized a deferred tax benefit of $8.5 million associated with these impairment charges.

We will perform our annual review of goodwill and purchased intangible assets with indefinite lives for impairment during the next fiscal quarter.  If forecasted revenue and margin growth rates of the reporting units are not achieved, we could incur additional impairment charges at the next annual impairment review in the fourth quarter of fiscal 2009.

OPERATING INCOME (LOSS)

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2007	2008	(Decrease)		2007	2008	(Decrease)

Consolidated
Operating income (loss)	$23,143	$(119,513)	$(142,656)	(616.4%)	$60,397	$(69,784)	$(130,181)	(215.5%)
% of total consolidated net revenues	9.9%	(65.4%)	(75.3)	ppt.	9.3%	(11.3%)	(20.6)	ppt.

Audio Communications Group
Operating income	$31,051	$4,905	$(26,146)	(84.2%)	$89,707	$67,437	$(22,270)	(24.8%)
% of total segment net revenues	15.8%	3.2%	(12.6)	ppt.	15.9%	12.3%	(3.6)	ppt.

Audio Entertainment Group
Operating loss	$(7,908)	$(124,418)	$116,510	1,473.3%	$(29,310)	$(137,221)	$107,911	368.2%
% of total segment net revenues	(21.4%)	(411.7%)	390.3	ppt.	(34.5%)	(189.6%)	155.1	ppt.

In the three and nine months ended December 31, 2008, compared to the same periods in the prior year, consolidated operating income (loss) decreased mostly due to the impairment charge of $117.5 million related to goodwill and long-lived assets of our AEG segment and lower gross profit from lower revenues  partially offset by a decreases in operating expenses.  ACG’s operating income decreased with lower gross profit from lower revenue and was partially offset by lower operating expenses.  AEG’s operating loss increased primarily as a result of the non-cash impairment charge on goodwill and long-lived assets of $117.5 million partially offset by cost reduction efforts and cost saving in operating expenses as a result of restructuring activities offset in part by lower gross profit on lower revenues.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2007	2008	(Decrease)		2007	2008	(Decrease)

Consolidated
Interest and other income (expense), net	$2,184	$(1,499)	$(3,683)	(168.6%)	$5,311	$(3,129)	$(8,440)	(158.9%)
% of total consolidated net revenues	1.0%	(0.8%)	(1.8)	ppt.	0.8%	(0.5%)	(1.3)	ppt.

In the three and nine months ended December 31, 2008, we had net expense primarily due to higher foreign currency losses and lower interest income as a result of lower interest rates on cash, cash equivalents and short term investment as compared to other income, net in the same periods in the prior year.  Foreign exchange losses, net of hedging, were $1.9 million and $5.4 million in the three and nine months ended December 31, 2008 compared to foreign exchange gains, net of hedging, of $0.4 million and $1.7 million in the three and nine months ended December 31, 2007.  These losses were primarily the result of the increase in the U.S. dollar relative to the foreign currencies where we have net balance sheet exposures, primarily the Euro and the Great Britain Pound, but also the Australian Dollar and the Brazilian Real.  Although we hedge a portion of our foreign currency exchange exposure, continued weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. dollar, could result in foreign exchange losses in future periods.

At December 31, 2007 and 2008, there were no outstanding borrowings under our credit facility.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2007	2008	(Decrease)		2007	2008	(Decrease)

Consolidated
Income (loss) before income taxes	$25,327	$(121,012)	$(146,339)	(577.8%)	$65,708	$(72,913)	$(138,621)	(211.0%)
Income tax expense (benefit)	6,219	(29,003)	(35,222)	(566.4%)	15,103	(19,046)	(34,149)	(226.1%)
Net income (loss)	$19,108	$(92,009)	$(111,117)	(581.5%)	$50,605	$(53,867)	$(104,472)	(206.4%)
Effective tax rate	24.6%	24.0%	(0.6)	ppt.	23.0%	26.1%	3.1	ppt.

The effective tax rate for the three and nine months ended December 31, 2008 was 24.0% and 26.1%, respectively, compared to 24.6% and 23.0% for the same periods a year ago.  The lower effective tax rate on the loss for the three months ended December 31, 2008 compared to the tax rate on the profit for the period a year ago results primarily from the goodwill impairment that is not deductible for tax purposes offset by the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions and the reinstatement of the U.S. research tax credit during the current period and the release of the deferred tax liability resulting from the impairment of the associated intangible assets.  The higher effective tax rate on the loss for the nine months ended December 31, 2008 compared to the tax rate on the profit for the period a year ago results primarily from the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions and the reinstatement of the U.S. research tax credit offset by the non-deductible goodwill impairment during the current period and the release of the deferred tax liability resulting from the impairment of the associated intangible assets.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, the impairment of non-deductible goodwill and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; or a change in estimates of future taxable income which could result in a valuation allowance being required.

In accordance with FIN 48, for the nine months ended December 31, 2008, we recognized a tax benefit of $3.8 million, consisting of $3.3 million in tax reserves and $0.5 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions. As of December 31, 2008, we had $10.5 million of unrecognized tax benefits compared to $12.4 million as of March 31, 2008.  All of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2008, we had approximately $1.4 million of accrued interest related to uncertain tax positions, compared to $1.7 million as of March 31, 2008.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal, state and foreign jurisdictions within the next twelve months.  Currently, we cannot reasonably estimate the amount of reductions during the next twelve months.

We file income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions.  We are no longer subject to either United States federal or state income tax examinations by tax authorities for years prior to 2006 and 2005, respectively.  Foreign income tax matters for material tax jurisdictions have been concluded through tax years before 2004, except for the United Kingdom, Germany and France which have been concluded through fiscal 2006.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that retroactively extends the research tax credit to January 1, 2008, for two years.  We recognized a benefit of approximately $0.9 million in the three months ended December 31, 2008 related to the reinstatement.

FINANCIAL CONDITION

The table below provides selected condensed consolidated cash flow information for the periods presented.

	Nine Months Ended
	December 31,
(in thousands)	2007	2008

Cash provided by operating activities	$74,438	$59,791

Cash used for capital expenditures and other assets	(16,918)	(20,881)
Cash used for other investing activities	(44,450)	(29,513)
Cash used for investing activities	(61,368)	(50,394)

Cash provided by (used for) financing activities	$6,654	$(14,242)

Cash Flows from Operating Activities

Cash flows from operating activities for the nine months ended December 31, 2008 consisted of net loss of $53.9 million, non-cash charges of $128.5 million and working capital uses of cash of $14.8 million.  Non-cash charges related primarily to $117.5 million related to the impairment of goodwill and long-lived assets, $20.6 million of depreciation and amortization, $12.1 million of stock-based compensation under SFAS No. 123(R) and a provision for excess and obsolete inventory of $4.9 million which was offset, in part, by a benefit from deferred income taxes of $28.8 million.  Working capital uses of cash consisted primarily of increases in inventory primarily related to increased purchases of our consumer product inventory, and payment of accounts payable and accrued liabilities which fluctuate with the timing of payments.  Working capital sources of cash consisted primarily of decreases in accounts receivable due to higher overall collections and income taxes payable which fluctuate based on the timing of payments.   The days sales outstanding (“DSO”) as of December 31, 2008 decreased to 52 days from 57 days as of March 31, 2008.

Cash flows from operating activities for the nine months ended December 31, 2007 consisted of net income of $50.6 million, non-cash charges of $34.3 million and working capital uses of cash of $10.5 million.  Non-cash charges related primarily to $21.5 million of depreciation and amortization, a provision for excess and obsolete inventory of $8.5 million and $11.9 million of stock-based compensation under SFAS No. 123(R).  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable.  Inventory increased to support higher overall volumes and the transition of manufacturing of consumer headsets to our manufacturing facility in Suzhou, China.  Accounts receivable increased due to higher net revenues.  Working capital sources of cash consisted primarily of increases in accounts payable, accrued liabilities and income taxes payable which fluctuate with the timing of payments.

Cash Flows from Investing Activities

Net cash flows used for investing activities for the nine months ended December 31, 2008 primarily consisted of purchases of short-term investments of $29.9 million and capital expenditures of $20.9 million.  For the nine months ended December 31, 2007, net cash flows used for investing activities primarily consisted of net purchases of short-term investments of $44.5 million and capital expenditures of $16.9 million.

Cash Flows from Financing Activities

Net cash flows used by financing activities for the nine months ended December 31, 2008 primarily consisted of $17.3 million related to the repurchase of common stock and dividend payments of $7.3 million, which was partially offset by $6.9 million in proceeds from the exercise of employee stock options and $2.9 million in proceeds from the sale of treasury stock.  For the nine months ended December 31, 2007, net cash flows provided for financing activities primarily consisted of $9.1 million in proceeds from the exercise of employee stock options, $2.9 million in proceeds from the sale of treasury stock and $1.9 million of excess tax benefits from stock-based compensation, which was partially offset by dividend payments of $7.3 million.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been for capital expenditures, including tooling for new products and leasehold improvements for facilities expansion.  For the remainder of fiscal 2009, we expect to spend approximately $3.5 million in capital expenditures, primarily for various IT projects, tooling for new products and to complete certain facility modifications which begun earlier in the fiscal year.

At December 31, 2008, we had working capital of $379.9 million, including $183.4 million of cash, cash equivalents, and short-term investments compared with working capital of $335.0 million, including $163.1 million of cash and cash equivalents at March 31, 2008.  Our cash and cash equivalents as of December 31, 2008 consists of U.S. Treasury or Treasury-Backed funds and bank deposits with third party financial institutions.  These bank deposit balances are currently insured under the Temporary Liquidity Guarantee (“TLG”) program administered by the Federal Deposit Insurance Corporation (“FDIC”) insurance.  The current terms of the TLG providing for the unlimited insurance are in force through December 31, 2009.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or there are other adverse conditions in the financial markets.  Cash balances are held throughout the world, including substantial amounts held outside of the United States.  Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

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

In November 2008, we accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for our ARS portfolio, providing us with certain rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or liquidation.  We expect to sell our ARS under the Right.  However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold the Rights, we will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, we valued the put option using the Black-Scholes options pricing model and recorded an asset of $3.9 million within Other assets as the fair value of the put option with a corresponding credit to Interest and other income (expense), net in the condensed consolidated statements of operations for the three and nine months ended December 31, 2008.  The put option does not meet the definition of a derivative instrument under SFAS No. 133.  Therefore, we have elected to measure the put option at fair value under SFAS No. 159 in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses will be included in earnings in future periods.

As a result of our intent and ability to hold our ARS investments to maturity, we have classified the entire ARS investment balance as long-term investments on our condensed consolidated balance sheet as of March 31, 2008.  Prior to accepting the UBS offer, we recorded our ARS investments as available-for-sale and any unrealized gains or losses were recorded to Accumulated other comprehensive income (loss) within Stockholders’ Equity.  In connection with the acceptance of the UBS offer in November 2008, resulting in the right to require UBS to purchase the ARS at par value beginning on June 30, 2010, we transferred our ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities reflects management’s intent to exercise our put option during the period from June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer, we recognized a loss on the ARS of approximately $4.0 million in Interest and other income (expense), net for the three months ended December 31, 2008, an increase of $0.8 million from the unrealized loss of $3.2 million recorded in Accumulated other comprehensive income (loss) within Stockholders’ Equity as of September 30, 2008.

As of December 31, 2008, we utilized a discounted cash flow model to determine an estimated fair value of our investments in ARS.  The key assumptions used in preparing the discounted cash flow model include current estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

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

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may incur further temporary impairment charges requiring us to record additional unrealized losses in Accumulated other comprehensive income (loss).  We could also incur other-than-temporary impairment charges resulting in realized losses in our consolidated statement of operations which would reduce net income.  We continue to monitor the market for ARS transactions and consider the impact, if any, on the fair value of our investments.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We are currently limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

We have a credit agreement with Wells Fargo N.A. ("Wells Fargo") which includes a $100 million revolving line of credit and a letter of credit sub-facility.  Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010.  At December 31, 2008, there were no outstanding borrowings under the credit facility and our commitments under a letter of credit sub-facility were $0.5 million.  The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory.  The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters.  They also require us to maintain a minimum annual net income, a maximum leverage ratio and a minimum quick ratio.  These covenants may adversely affect us to the extent that we cannot comply with them.  As a result of our net loss incurred for the third quarter of fiscal 2009 due to the impairment of goodwill and long-lived assets charge, we did not meet the minimum net income covenant under the credit agreement.  We obtained a waiver of default due to this covenant from Wells Fargo for the quarter ended December 31, 2008; however, we cannot draw any funds on the line of credit or new letter of credit advances until an additional amendment is entered into with the bank.  The bank has proposed initial terms for an amendment which we are considering; however, we are also considering the benefits of terminating the credit agreement to reduce costs.  We believe that our cash, cash equivalents and future cash flows provide sufficient liquidity and that we do not currently require a credit agreement.

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

Our AEG segment has incurred operating losses, including a non-cash goodwill and long-lived asset impairment charge of $117.5 million in the three months ended December 31, 2008, utilizing more cash than has been generated by that segment.  AEG’s cash deficits have been funded by the cash surpluses generated by ACG.  We anticipate that ACG’s cash surpluses will be sufficient to cover any cash deficits generated by AEG during the AEG turnaround.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2008.  At December 31, 2008, the liabilities for uncertain tax benefits and related interest were $10.5 million and $1.4 million, respectively.  We do not anticipate any material cash payments associated with our uncertain tax positions to be made within the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  There have been no changes to our critical accounting policies during the nine months ended December 31, 2008.

Recent Accounting Pronouncements

Effective April 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), only with respect to financial assets and liabilities recognized at fair value on a recurring basis.  SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”.  In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which permitted us to defer the effective date of SFAS No. 157 until our first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  The partial adoption of SFAS No. 157 has not had a material impact on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, (“FSP 157-3”) that clarifies the application of SFAS No. 157 in situations where the market for that asset is not active.  We adopted FSP 157-3 during the three month period ended September 30, 2008 and its adoption did not have a material impact on our consolidated financial statements.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) became effective for us on April 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  There was no impact on our consolidated financial statements as of the date of adoption.

See Note 4 to the condensed consolidated financial statements for information and related disclosures regarding our assets and liabilities measured at fair value under SFAS No. 157 and SFAS No. 159.

Effective April 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital.  The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of EITF Issue No. 06-11 has not had a significant impact on our consolidated financial statements.

Effective April 1, 2008, we adopted EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”.  EITF Issue No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expense the payments when the research and development activities are performed.  The adoption of EITF Issue No. 07-3 has not had a significant impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for us in our quarterly period beginning January 1, 2009.  We believe the adoption of SFAS No. 161 will not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  FSP No. 142-3 applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP No. 142-3 is effective for our financial statements for the fiscal year beginning April 1, 2009.  Early adoption is prohibited.  We are evaluating the impact that FSP No. 142-3 will have, if any, on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  The effective date of SFAS No. 162 is November 15, 2008.   The adoption of SFAS No. 162 did not change our current practice nor did it have an effect on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method.  FSP EITF 03-6-1 is effective for us beginning April 1, 2009.  All prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted.  We are evaluating the impact of the adoption that FSP EITF 03-6-1 will have, if any, on our consolidated financial statements.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $163.1 million at March 31, 2008 compared to $153.4 million at December 31, 2008.  We had no short-term investments as of March 31, 2008 as compared to $30.0 million as of December 31, 2008.  We had long-term investments of $25.1 million and $24.0 million as of March 31, 2008 and December 31, 2008, respectively.  Cash equivalents have a maturity, when purchased, of three months or less.  Short-term investments have a maturity of greater than three months and are classified as available-for-sale.  Long-term investments have maturities greater than one year, or we do not currently have the ability to liquidate the investment.  All of our long-term investments are held in our name at a limited number of major financial institutions and consist of ARS, concentrated primarily in student loans.  We have no exposure to sub-prime mortgage securities.

Interest rates have declined significantly compared to the prior year ago quarter.  Our cash and cash equivalents, net of short-term working capital needs, are primarily invested in U.S. Treasury funds, which had an average yield of approximately 0.6% for the three months ended December 31, 2008.  Approximately 45% of our interest income in the third quarter of fiscal 2009 was derived from our $28 million par value ARS portfolio which had an average yield of approximately 4.5%.  The ARS are currently resetting at rates of approximately 1.7% in January 2009.  If these rates continue, our interest income will decrease by approximately $0.2 million in the fourth quarter of fiscal 2009.  Beyond that, a hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.  In addition, if we sell our ARS under the UBS Rights during the period from June 30, 2010 through July 2, 2012 as we intend to do and invest the proceeds in a securities portfolio similar to our current cash, cash equivalents and short-term investment portfolio as of December 31, 2008, our interest income could decrease.

As of January 24, 2009, we had no borrowings under the revolving line of credit facility and there were no commitments under the letter of credit sub-facility.  We are currently restricted from borrowing any amounts on the line of credit due to the waiver of default received from Wells Fargo for the quarter ended December 31, 2008 until we enter into a new amendment for the credit agreement.  If a new amendment is completed, and we choose to borrow amounts under this facility in the future and market interest rates rise, our interest payments would increase accordingly.

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

We experienced foreign currency losses in the three and nine months ended December 31, 2008 which our hedging activities helped to reduce.  However, the losses were larger than expected as a result of higher net balance sheet exposures than forecasted along with losses from currencies that we did not hedge.  Although we hedge a portion of our foreign currency exchange exposure, continued weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar, could result in foreign exchange losses in future periods.

Non-designated Hedges

We hedge our Euro and Great Britain Pound denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of December 31, 2008 (in millions):

			FX	FX
			Gain (Loss)	Gain (Loss)
		USD Value	From 10%	From 10%
		of Net FX	Appreciation	Depreciation
Currency - forward contracts	Position	Contracts	of USD	of USD
Euro	Sell EUR	$23.7	$2.4	$(2.4)
Great Britain Pound	Sell GBP	7.7	0.8	(0.8)
Net position		$31.4	$3.2	$(3.2)

Cash Flow Hedges

In the third quarter of fiscal 2009, approximately 41% of net revenues were derived from sales outside the United States, which were predominately denominated in the Euro and the Great Britain Pound.

As of December 31 2008, we had foreign currency call option contracts with notional amounts of approximately €49.7 million and £16.3 million denominated in Euros and Great Britain Pounds, respectively.  As of December 31, 2008, we also had foreign currency put option contracts with notional amounts of approximately €49.7 million and £16.3 million denominated in Euros and Great Britain Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of December 31, 2008 (in millions):

		FX	FX
		Gain (Loss)	Gain (Loss)
	USD Value	From 10%	From 10%
	of Net FX	Appreciation	Depreciation
Currency - option contracts	Contracts	of USD	of USD
Call options	$(104.5)	$1.8	$(3.6)
Put options	99.2	6.8	(4.7)
Net position	$(5.3)	$8.6	$(8.3)

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

In connection with the filing of Form 10-Q for the quarter ended December 31, 2008, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Economic conditions could continue to materially adversely affect the Company.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for our products.  Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors have had a material adverse effect on demand for our products and on our financial condition and operating results and may continue to have such an effect.

The current financial turmoil affecting the banking system and financial markets and the possibility that additional financial institutions may consolidate or go out of business has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products, and insolvencies of our customers and/or channel partners.

Other follow-on effects may include the failure of derivative counterparties and other financial institutions negatively impacting our treasury operations. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increase the risk the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

As a result of the worldwide economic conditions described above, we anticipate that revenue in all portions of our business will decline in the fourth quarter and in fiscal 2010.  If these conditions become more severe or continue longer than we anticipate, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which could in turn have a material adverse effect on our revenue, profitability and the market price of our stock.

A significant portion of our profits comes from the contact center market, and a further decline in demand in that market will materially adversely affect our results.  The economic conditions described above have resulted in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, and this has negatively affected our business.  We are not able to predict when economic conditions will improve or when an increase in the establishment of new contact centers or an increase in capital investments in contact centers may occur.  Because of our reliance on the contact center market, we have been more affected by changes in the rate of contact center establishment and expansion and the communications products used by contact center agents than would a company serving a broader market.  Any further decrease in the demand for contact centers and related headset products will cause a further decrease in the demand for our products, which will materially adversely affect our business, financial condition and results of operations.

In the office market, voluntary turnover and new hiring typically lead to an increase in office product sales due to the purchase of equipment for new employees.  However, as a result of the global recession, the purchase of our office products has declined because our customers are cutting costs, reducing hiring and/or laying-off employees.  This decrease in purchases of office products has made it difficult to generate the revenue and margin necessary to achieve our anticipated financial results.

In addition, as a result of the economic slowdown, we have received returns from our retailers of products in excess of our historical experience rates.  If product returns continue at such levels or increase, our revenues will be negatively impacted since returns net against revenue.  Failure to meet our anticipated demand projections has created excess levels of inventory, which has resulted in additional reserves for excess and obsolete inventory, negatively impacting our financial results.

During the third quarter of fiscal 2009, as a result of the effect of the current economic conditions on the business, an impairment review was triggered which resulted in an impairment charge in our AEG reporting segment of $54.7 million of goodwill, $58.7 million of intangible assets and $4.1 million of property, plant and equipment.  The Company will perform its annual impairment tests for goodwill and purchased intangible assets with indefinite lives in the fourth quarter of fiscal 2009.  If forecasted revenue and gross margin growth rates are not achieved due to further declines in the current economic conditions, it is reasonably possible that we could incur additional impairment charges as a result of our annual impairment tests or that an impairment review may be triggered for the remaining intangible assets which could require an additional impairment charge in the future.  We will continue to evaluate the recoverability of the carrying amount of our goodwill and long-lived assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results.  There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges.

We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our gross profit and profitability.

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and Great Britain Pound (“GBP”).  Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions.  We also have significant manufacturing operations in Mexico and China and fluctuations in currency exchange rates in those two countries can impact our gross profit and profitability.  In the third quarter of fiscal 2009, we experienced an unfavorable impact on our net income primarily as a result of the weakening of the Euro and GBP against the U.S. dollar.  Currency exchange rates are difficult to predict, and we may not be able to predict changes in exchange rates in the future.  We hedge a portion of our Euro and GBP forecasted revenue exposure for the future 12 month period, which partially offset the impact of a stronger dollar in the third quarter of fiscal 2009.  However, over time, the current exchange rates or a further increase in the value of the U.S. dollar relative to the Euro or the GBP could negatively impact our revenues, gross profit and profitability in the future.

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

Our consumer business has had and may continue to have an adverse effect on our financial condition.

Our consumer business which primarily consists of our AEG segment, Bluetooth headsets and computer and gaming headsets has been and may continue to be significantly impacted by the weak retail environment which could negatively impact our operating results.  The risks faced in connection with this include the following:

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

•
we announced cost reductions in the first quarter of fiscal 2009 with a reduction in force at the Milford, Pennsylvania operations.  In addition, we took additional restructuring actions in the third quarter of fiscal 2009 to reduce headcount and costs and have announced further headcount reductions for the fourth quarter of fiscal 2009.  We continue to review our cost structure and may implement additional cost-cutting initiatives in the future;

•	competition may continue to increase in the retail markets more than we expect;

•	meeting the spring and fall market windows for consumer products;

•	difficulties retaining or obtaining shelf space for consumer products in our sales channel;

•	difficulties retaining or improving the brand recognition associated with the Altec Lansing brand during the turnaround;

•	difficulties in maintaining gross margin and uncertainties in the demand for consumer audio products in the current economic environment; and

•	the global downturn in the economy may lessen the amount spent generally by consumers decreasing the demand for our consumer products.

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

Some of our products utilize long-lead time parts which are available from a limited set of vendors.  The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has historically contributed to significant inventory write-downs, particularly in inventory for consumer products.  For B2B products, long life-cycles periodically necessitate last-time buys of raw materials which may be used over the course of several years.  We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements.  We write down to net realizable value the excess and obsolete ("E&O") inventory.  We evaluate the future realizable value of inventories and impact on gross margins, taking into consideration product life cycles, technological and product changes, demand visibility and other market conditions.  We believe our current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of our inventory.

In view of the uncertainties inherent in the global recession, it is particularly difficult to make accurate forecasts in this business environment.  Significant unanticipated fluctuations in supply or demand and the global trend towards consignment of products could cause the following operating problems, among others:

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

•
the use of design and manufacturing of Bluetooth headset products at our new facilities in China is contracting or expanding in response to demand.  Development of new wireless products and ramping of production can be complex.  Unexpected difficulties may arise.  Failure to meet our planned design deadlines or production quantities for new or existing products can adversely affect our financial results; and

•
we are working on a new initiative to re-engineer our supply chain by implementing new product forecasting systems, increasing automation within supply chain activities, improving the integrity of our supply chain data, and creating dashboards to improve our ability to match production to demand.  If we are unable to successfully implement this initiative, we may not be able to meet demand or compete effectively with other companies who have successfully implemented similar initiatives.

Any of the foregoing problems could materially and adversely affect our business, financial condition and results of operations.

We sell our products through various channels of distribution that can be volatile, and failure to establish and maintain successful relationships with our channel partners could materially adversely affect our business, financial condition or results of operations.  We have experienced the bankruptcy of a significant retailer and further bankruptcies or financial difficulties of our distributors, retailers or OEMs may occur.

We sell substantially all of our products through distributors, retailers, OEMs and telephony service providers.  Our existing relationships with these parties are not exclusive and can be terminated by either party without cause.  Our channel partners also sell or can potentially sell products offered by our competitors.  To the extent that our competitors offer our channel partners more favorable terms or more compelling products, such partners may decline to carry, de-emphasize or discontinue carrying our products.  In the future, we may not be able to retain or attract a sufficient number of qualified channel partners.  Further, such partners may not recommend or may stop recommending our products.  In the future, our OEMs or potential OEMs may elect to manufacture their own products that are similar to those we currently sell to them.  The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition or results of operations.  Finally, as a result of the global recession we have experienced the bankruptcy of a significant retailer and it is not possible to predict whether additional bankruptcies of our distributors, retailers or OEMs may occur.

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

All of our markets are intensely competitive.  We could experience a decline in average selling prices, competition on sales terms and conditions or continual performance, technical and feature enhancements from our competitors in the retail market.  Also, aggressive industry pricing practices have resulted in downward pressure on margins from both our primary competitors as well as from less established brands.

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

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

•	uncertain economic conditions, including the length and severity of the domestic and global recession, inflationary pressures, and the decline in investor confidence in the market place;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	further deterioration of the current economy could impact our decision to declare future dividends;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	our ability to successfully complete the product refresh for the Altec Lansing products and turn around the AEG business;

•	general economic, political, and market conditions, including market volatility; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

We have significant goodwill and intangible assets recorded on our balance sheet and we have recently recognized an impairment loss.  If the carrying value of our goodwill or intangible assets is not recoverable, a further impairment loss may be recognized, which would adversely affect our financial results.

As a result of the acquisition of Altec Lansing and Volume Logic in fiscal 2006, we have significant goodwill and intangible assets recorded on our balance sheet.

During the third quarter of fiscal 2009, as a result of the effect of the current economic conditions on the business, an impairment review was triggered which resulted in an impairment of $54.7 million of goodwill, $58.7 million of intangible assets related to the purchase of Altec Lansing and $4.1 million of AEG property, plant and equipment.  In addition, we had written off approximately $0.5 million in intangible assets associated with the Professional Audio product line in the AEG segment in September 2007.

We will perform our annual review of goodwill and purchased intangible assets with indefinite lives for impairment during the next fiscal quarter.  If forecasted revenue and gross margin growth rates of our business segments are not achieved, it is reasonably possible that we could incur additional impairment charges as a result of the next annual impairment review in the fourth quarter of fiscal 2009.  We will continue to evaluate the recoverability of the remaining carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results.  There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges.

The success of our business depends heavily on our ability to effectively market our products, and our business could be materially adversely affected if markets do not develop as we expect.

We compete in the business market for the sale of our office and contact center products.  We believe that our greatest long-term opportunity for profit growth in ACG is in the office market, and our foremost strategic objective for this segment is to increase headset adoption.  To this end, we are investing in creating new products that are more appealing in functionality and design as well as targeting certain vertical segments to increase sales.  We continue to believe that the implementation of Unified Communications (“UC”) technologies by large corporations will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and product growth.  Despite weak economic conditions, trial deployments of UC solutions and headsets continue to grow, with some evidence that the cost savings and productivity enhancements derived from UC are driving the expansion of existing deployments in both in the U.S. and Europe. We can give no assurance that significant growth in UC will occur during the recession or thereafter.   However, we believe our competitive position in the UC market continues to improve.

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

In addition, innovative technologies such as UC have moved the platform for certain of our products from our customers’ closed proprietary systems to open platforms such as the personal computer.  In turn, the personal computer has become more open as a result of such technologies as cloud computing and open source code development.  As a result, we are exposed to the risk that current and potential competitors could enter our markets and commoditize our products by offering similar products.

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

We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives which could have an adverse effect on our business.

Original design manufacturers and contract manufacturers produce key portions of our product lines for us, including most of our AEG products.  Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and loss of services.  Financial instability of our manufacturers or contractors resulting from the global recession or otherwise could result in our having to find new suppliers, which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons.  Consequently, we may experience delays in the timeliness, quality and adequacy of product deliveries, any of which could harm our business and operating results.

Prices of certain raw materials, components and sub-assemblies may rise or fall depending upon global market conditions.

We have experienced volatility in costs from our suppliers, particularly in light of the price fluctuations of oil, food supplies and other products in the United States and around the world.  We may continue to experience volatility which could affect profitability and/or market share.  If we experience cost increases and are unable to pass these on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition and results of operations may be materially and adversely affected.

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

•
although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies permit us to work with only a single source of silicon chip-sets on any particular new product.  We, or our supplier(s) of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules.  Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, or the inability to meet our customer demand for these new products.  Additionally, these suppliers or other suppliers may enter into bankruptcy, discontinue production of the parts we depend on or may not be able to produce due to financial difficulties or to the global recession.  If this occurs, we may have difficulty obtaining sufficient product to meet our needs.  This could cause us to fail to meet customer expectations.  If customers turn to our competitors to meet their needs, there could be a long-term adverse impact on our revenues and profitability.  Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors;

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

We have a design and manufacturing facility in Suzhou, China and a manufacturing facility in Tijuana Mexico.  We also have suppliers and other vendors throughout Asia.  We also generate a significant amount of our revenues from foreign customers.  The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations.

The types of risks faced in connection with international operations and sales include, among others:

•	fluctuations in foreign exchange rates ;

•	cultural differences in the conduct of business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of the global recession;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions, civil unrest or criminal activities within each country;

•	the management and operation of an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws; and

•	currency restrictions.

Reductions in demand for iPod products, which are produced by Apple, Inc., may reduce demand for certain of our Docking Audio products which could adversely affect our results of operations.

Certain of our Docking Audio products marketed under our Altec Lansing brand were developed for use with Apple, Inc.’s (“Apple”) iPod and iPhone products (collectively, the “iPod products”).  We have a non-exclusive right to use the Apple interface with certain of our Docking Audio products, and we are required to pay Apple a royalty for this right.  The risks faced in conjunction with our Apple related products include, among others:

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

•
Apple has introduced its own line of iPod speaker products, which competes with certain of our Altec Lansing branded speaker products.  As the manufacturer of the iPod, Apple has unique advantages with regard to product changes or introductions that we do not possess, which could negatively impact our ability to compete effectively against Apple’s speaker products.  Moreover, certain consumers may prefer to buy Apple’s iPod speakers rather than other vendors’ speakers because they are Apple branded.  As a result, this could lead to decreased demand for our products, and excess inventories could result, which would negatively impact our financial results; and

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

Our success depends in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names.  We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights.  Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers.  The process of seeking intellectual property protection can be lengthy and expensive.  Patents may not be issued in response to our applications, and any patents that may be issued may be invalidated, circumvented or challenged by others.  If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial.  In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States.  If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

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

Our mobile headsets are used with mobile telephones.  There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones.   We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but research in this area is incomplete.  We have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero. Our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones.  However, if research establishes a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for mobile phones, which reduces demand for headset products.  Likewise, should research establish a link between radio frequency emissions and wireless headsets and public concern in this area grows, demand for our wireless headsets could be reduced creating a material adverse effect on our financial results.

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

The provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), clarifies the accounting for uncertainty in income tax positions.  This interpretation requires that we recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained which has the potential to add more variability to our future effective tax rates.

We may be required to record further impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.

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

In November 2008, we accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for our ARS portfolio, granting us certain rights relating to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 to July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or liquidation.  We expect to sell our ARS under the Rights.  However, if we do not exercise the Rights before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy the ARS.  So long as we hold the Rights, the ARS will continue to accrue interest as determined by the auction process of the terms of the ARS.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

In connection with the acceptance of the UBS offer in November 2008, we transferred our ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities reflects management’s intent to exercise the Rights option during the period June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer, we recognized a loss on the ARS of approximately $4.0 million in Interest and other income (expense), net for the three months ended December 31, 2008, an increase of $0.8 million from the unrealized loss of $3.2 million recorded in Accumulated other comprehensive income (loss) within Stockholders’ Equity as of September 30, 2008.

Although we currently have the ability to hold these ARS investments until a recovery of the auction process, until maturity or until purchased by UBS, if the current market conditions deteriorate further, a recovery in market values does not occur or UBS does not purchase, we may incur further other-than-temporary impairment charges resulting in realized losses in our statement of operations, which would reduce net income.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a credit agreement with a major bank containing covenants that limit our ability to pay cash dividends on shares of our common stock except under certain conditions.  We are currently out of compliance with the covenants to meet the conditions that make the declaration and payment of cash dividends in future periods permissible to the credit agreement.  The cash dividend declared on January 27, 2009 payable to stockholders of record at the close of business on February 10, 2009 was not affected by this covenant and was validly declared, and the dividend will be paid on March 10, 2009.  We are currently working with the bank for an amendment to the credit agreement to revise the covenant but there is no guarantee that the covenant will be amended to allow for future dividend declarations.  The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

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

PLANTRONICS, INC.

Date: February 5, 2009	By:	/s/ Barbara V. Scherer
Barbara V. Scherer

Senior Vice President - Finance and Administration and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer of the Registrant)