Form 10-K
period 2009-03-28
PLANTRONICS INC /CA/
filed 2009-05-26
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $22.60 for shares of the Registrant's common stock on September 26, 2008, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,104,192,709.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 26, 2008 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of April 25, 2009, 48,891,819 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on July 29, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2009

Plantronics, the Plantronics logo design, Altec Lansing, Clarity, CS70N, inMotion, and Sound Innovation are trademarks or registered trademarks of Plantronics, Inc.

DECT™ is a trademark of ETSI registered for the benefit of its members in France and other jurisdictions.

Apple and iPod are trademarks of Apple Inc., registered in the U.S. and other countries.

The Bluetooth name and the Bluetooth trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

PART I

This Annual Report on Form 10-K is filed with respect to our fiscal year 2009.  Each of our fiscal years ends on the Saturday closest to the last day of March.  Fiscal year 2009 ended on March 28, 2009, fiscal year 2008 ended on March 29, 2008, and fiscal year 2007 ended on March 31, 2007.  Each fiscal year consisted of 52 weeks.  For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

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

Plantronics was founded and incorporated in the State of California in 1961 and initially became a public company in 1977.  We then became a private company in a leveraged buyout in 1989 and subsequently reincorporated in the State of Delaware.  In 1994, Plantronics again became a public company listed on the New York Stock Exchange under the ticker symbol “PLT”.

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

On August 18, 2005, Plantronics acquired Altec Lansing Technologies, Inc. (“Altec Lansing”), a market leader in docking and personal computer (“PC”) audio systems.  The acquisition of Altec Lansing enabled us to combine our expertise in voice communication with Altec Lansing’s expertise in music entertainment to meet the full audio needs of the consumer in their personal and professional lives.  Altec Lansing, which is now a division of Plantronics, designs and manufactures digital PC audio systems for PCs and docking audio devices in all price ranges that complement the style and electronics of the most advanced PCs, televisions, iPods and other MP3 players, docking audio devices, smartphones, and entertainment centers.

Our business is organized into two reportable segments:  the Audio Communications Group (“ACG”) and the Audio Entertainment Group (“AEG”).

·
Audio Communications Group:  Our ACG segment is our core business and is engaged in the design, manufacture, marketing and sales of headsets for business and consumer applications, and other specialty products.  We make headsets for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Plantronics headsets are communications tools, providing freedom to use your hands while staying “connected,” freedom to move around, and freedom from using keyboards by enhancing speech recognition capabilities.  We apply a variety of technologies to develop high quality products to meet the needs of our customers, whether it is for communications or personal entertainment.  Plantronics headsets are widely used with cell phones, in contact centers, in the office, in the home, for computer applications such as Unified Communications (“UC”), Voice over Internet Protocol (“VoIP”), for gaming, and for other specialty applications.  Our major product categories include Office and Contact Center (“OCC”), which includes corded and cordless communication headsets, audio processors and telephone systems; Mobile, which includes Bluetooth and corded products for mobile phone applications; Gaming and Computer Audio, which includes PC and gaming headsets; and Clarity, which includes specialty products marketed for hearing impaired individuals.  All products developed and managed by ACG are included in this segment and are generally sold under the Plantronics and Clarity brands.

·
Audio Entertainment Group: Our AEG segment is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  We offer docking audio products, computer and digital audio systems, headphones and microphones for personal digital media, and digital radio frequency audio systems.  Our major  product categories include Docking Audio, which includes all speakers whether USB, AC or battery-powered that work with portable digital players, such as Apple iPod and other MP3 players; PC Audio, which includes self-powered speaker systems used for computers and other multi-media application systems; and Other, which includes all of our personal audio (headphones) and home audio systems.  All products developed and managed by AEG are included in this segment.  Such products are generally sold under the Altec Lansing brand and/or the inMotion sub-brand.

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of the Altec Lansing branded PC headsets from AEG to ACG, and as a result, effective July 1, 2007, the revenue and resulting gross profit from all PC headsets is included in the ACG reporting segment within the Gaming and Computer Audio category.

We provide access free of charge through a link on our website (www.plantronics.com), to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities Exchange Act of 1934.

Our principal executive offices are located at 345 Encinal Street, Santa Cruz, CA, 95060.  Our telephone number is (831) 426-5858.  Our internet address is www.plantronics.com.  Our Investor Relations website, which contains, among other things, documents regarding our corporate governance and our Board committee charters, is also accessible through www.plantronics.com.

BUSINESS SEGMENTS AND MARKET INFORMATION

In fiscal 2009, our ACG segment accounted for $674.6 million of our net revenues and our AEG segment accounted for $91.0 million of our net revenues.  Further information on our segments, as required by Statement of Financial Accounting Standards No. 131 (“Disclosures about Segments of an Enterprise and Related Information”) and Item 101(b) of Regulation S-K, can be found in the Consolidated Financial Statements and related notes herein.

The following are discussions of the industry background, the key markets and product offerings for both our ACG and AEG segments.

AUDIO COMMUNICATIONS GROUP

General Industry Background

ACG operates predominantly in the consumer electronics market and focuses on the design, manufacture and distribution of headsets for business and consumer applications, and other specialty products for the hearing impaired.  Our ACG segment targets enhanced communications for offices and contact centers, mobile and cordless phones, and computers and gaming consoles.  We offer our products primarily under two brands – Plantronics and Clarity, although we also offer music-first headsets under the Altec Lansing brand.

On a long-term basis, the demand for headsets has grown in both our traditional markets, such as the enterprise markets, as well as in the consumer market.  In each of these markets, the trend towards wireless products has been a significant factor.  In fiscal 2009, the impact of the global recession caused demand to decrease.  However, we believe that the long-term trend will resume as the global recession eases and eventually is replaced by economic growth.

Our headset products enhance communications by providing the following benefits:

·
better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, Digital Signal Processing (“DSP”), and more;

·	wireless freedom allowing people to take and make calls as they move freely around their office or home without cords or cables;

·	multi-tasking benefits that allow people to use a computer, a Personal Data Assistant (“PDA”) or other device, take notes and organize files while talking hands free;

·	contributing to greater driving safety and enabling a motor vehicle operator to comply with hands-free legislation by having both hands free to drive while talking on a cell phone;

·	voice command and control that let people take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient;

·	providing ergonomic relief from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck;

·	providing greater comfort and convenience than a telephone alone on longer calls;

·	enabling emerging UC integration and PC and VoIP applications, including speech recognition, Internet telephony and gaming;

·
providing a convenient means for connecting between various applications and voice networks, whether that be between land line and mobile phones, or between PC-based communications and other networks; and

·	providing greater privacy than speakerphones, and with wireless products, the ability to move from public to private space when required.

The proliferation of desktop computing makes communications headsets a product of choice in many occupations because they permit the user to be more efficient in an ergonomically comfortable environment.  Growing awareness of driver safety and impending or already existing hands-free legislation requiring mandatory hands-free devices for cell phone communications in cars, has led to increased headset adoption for cell phone users.  The increased adoption of new and existing technologies, such as UC, Bluetooth, VoIP, Digital Enhanced Cordless Telecommunications (“DECT™”), and DSP, each of which is described below, also contributed to the increase in demand for telephone headsets in the following ways:

·
UC is the integration of voice and video-based communications systems enhanced with software applications and IP networks.  It may include the integration of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video and web conferencing and unified messaging.  UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving the overall business efficiency and providing more effective collaboration among an increasingly distributed workforce.

·
Bluetooth wireless technology is a short-range communications technology intended to replace the cables connecting portable and/or fixed devices while maintaining high levels of security.  The key features of Bluetooth technology are robustness, low power and low cost.  The Bluetooth specification defines a uniform structure for a wide range of devices to connect and communicate with each other.  Bluetooth technology has achieved global acceptance such that any Bluetooth enabled device, almost anywhere in the world, can connect to other Bluetooth enabled devices in proximity.

·
VoIP is a technology that allows a person to make telephone calls using a broadband Internet connection instead of a regular (or analog) phone line.  VoIP converts the voice signal from a person’s telephone into a digital signal that travels over the Internet and then converts it back at the other end so that the caller can speak to anyone with a regular (or analog) phone line.

·	DECT™ is a technology that optimizes audio quality, lowers interference with other wireless devices, and is digitally encrypted for maximum call security.

·	DSP is a technology that delivers acoustic protection and optimal sound quality through noise reduction, echo cancellation, and other algorithms to improve both transmit and receive quality.

Markets

Our ACG products are designed to meet the needs of specific markets and applications such as offices (ranging from enterprise to home offices), contact centers, mobile devices (such as cell phones and PDAs), computer and gaming, residential and other specialty applications.  These markets and applications are increasingly overlapping as work styles and lifestyles change, and people use devices for multiple applications such as communication, music, and video entertainment.  We serve these markets through our following product groups:

Office and Contact Center

The office market comprises our largest revenue stream with a broad range of communications headsets, including high-end, ergonomically designed headsets, audio processors, and telephone systems.  Growth in this market comes from three main factors:

·	the adoption of wireless solutions and the freedom they allow;

·	increasing deployment of UC systems; and

·	a growing awareness of the benefits of headsets.

The contact center market is our second largest revenue stream and most mature market.  We believe that the long-term outlook for the contact center is one of modest growth.   We expect that contact centers will increasingly adopt VoIP technology to help improve productivity and reduce costs.  We develop headsets specifically tailored to VoIP applications and, as VoIP adoption increases, we believe that we will continue to lead in new product performance.

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

We believe that a number of fundamental factors are likely to increase our customers’ need for PC-compatible headsets in the future, including the convergence of telephony and entertainment, internet multimedia applications such as streaming audio and video, VoIP, gaming, and video conferencing.  As devices providing these users’ needs converge, our headsets may need to be PC-compatible, cell phone compatible, MP3 compatible or various combinations of these.  We are monitoring our product roadmap to meet these potential future customer requirements.

Home and Home Office (“H2O”)

Home and Home Office represents an emerging market.  Telephone usage in these environments often requires mobility, the performance of multiple tasks, and work-at-home lifestyles.  We expect the use of headsets in this market to increase with the growth in home offices, remote workers, and professionals working from home.

Specialty Products

Our specialty products address the unique needs of various consumer groups, one of which is the increasing number of people suffering from hearing loss worldwide.  Clarity offers a comprehensive range of communications products that serve customers with mild, moderate, and severe hearing loss as well as the deaf community.  Our distribution of these products includes specialized distributors, retail, government programs, audiologists and other health care professionals.

AUDIO ENTERTAINMENT GROUP

General Industry Background

AEG operates predominantly in the consumer electronics market and focuses on the design, manufacture and distribution of a wide range of products, such as docking audio systems, multimedia speakers, headphones, and other audio products.  Our AEG segment targets advanced audio solutions for personal computers, video gaming, personal audio, MP3 players and home theater.  We offer our products primarily under two brands – Altec Lansing and inMotion.

The consumer electronics market is undergoing a significant transformation where, as a result of digital technology and increased availability of digital content, a variety of once isolated market segments, including televisions, DVD players, stereos, CD players, cameras and PCs are converging to create a market for new network devices.  This change is driving the demand for new high-end, flexible digital solutions in home theater, video gaming and personal audio.  Higher portability, connectivity and wireless technology are other industry trends, especially in the mobile markets, that require high-end audio solutions.  Our success in this market will depend on our ability to develop and provide innovative solutions that maximize the audio functions of devices such as MP3 players, such as the Apple iPod, satellite radio and music enabled cellular phones, including the Apple iPhone.  To this end, the inMotion product line provides a portable audio system for MP3 players, including the iPod and iPhone, CDs, and other portable audio players.  The major manufacturers in this changing and demanding industry require certain key competencies, which are:

·	leadership in innovation;

·	a powerful brand; and

·	global distribution.

Because our AEG products are primarily consumer goods sold in the retail channel, the holiday sales in the December quarter typically account for a seasonal spike in net revenues.

In fiscal 2009, our AEG segment was adversely impacted by continued pressures from strong competition, declines in foreign exchange rates and weak economic conditions.  These are the key factors affecting revenue as well as gross margin for our AEG segment and the Company as a whole.  We substantially completed the refreshment of the AEG product line in fiscal 2009 but did not achieve the anticipated results due to a weaker than expected holiday season and the economic decline due to the global recession.  We are evaluating various alternatives to achieve profitability for AEG and project the segment will generate relatively small losses in the first half of fiscal 2010 and should be profitable in the second half of fiscal 2010 based on new products with lower costs comprising most of the sales mix by the second half of the fiscal year.

Markets

Docking Audio

Our Docking Audio market provides the largest revenue source in the AEG business, and includes all speakers whether USB, AC or battery-powered that work with portable digital players, such as iPod or MP3 players under the inMotion brand, and also portable speakers for use with other audio solutions such as music enabled cellular phones.  We believe there is a significant growth opportunity for us driven by the growth of the MP3 player and cellular markets.  Our future growth in this market depends on the growth of the MP3 player market, our ability to successfully attach to new generations of MP3 players, and the design and development of competitively priced products that keep up with this rapidly developing and highly competitive market.

PC Audio

Our second largest overall market in the AEG business in terms of revenue is the PC Audio market, first identified with the PC-speaker.  PC Audio, or “active powered” products are defined as self-powered speaker systems used for computers and other multi-media application systems.  Typical applications of PC Audio products include PC audio, gaming, and home theater.  We believe there are opportunities for this market to grow if we:

·	continue efforts to maintain our strength in this category domestically, while expanding into international markets; and

·	introduce new products that incorporate breakthrough technologies and designs.

Other

The remainder of the AEG products, which represent a small portion of total AEG net revenues, include a wide array of headphone products for portable stereos, CD players, MP3 players and other audio devices, and home audio and home theater products.

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of Altec Lansing branded PC headsets from the AEG segment to the ACG segment, and as a result, effective July 1, 2007, the revenue and resulting gross profit from all PC headsets is included in the ACG reporting segment within the Gaming and Computer Audio category.

FOREIGN OPERATIONS

In fiscal 2007, 2008 and 2009 net revenues outside the U.S. accounted for approximately 39%, 39% and 38%, respectively, of our total net revenues.  Revenues derived from foreign sales generally are subject to additional risks such as fluctuations in exchange rates, increased tariffs, the imposition of other trade barriers, and potential currency restrictions.  In fiscal 2009, we continued to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We hedged a portion of our positions in the Euro and the Great Britain Pound, which constitute the most significant portion of our currency exposure.  Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in the Consolidated Financial Statements and related notes herein.

COMPETITION

The market for our products is very competitive and some of our competitors have significant financial resources, as well as production, marketing, engineering and other capabilities to develop, manufacture, market and sell their products.

In the ACG segment, one of our primary competitors is GN Netcom, a subsidiary of GN Great Nordic Ltd., a Danish telecommunications conglomerate, who competes with us in the office, contact center, and mobile markets and on a limited scale, in the PC market.  In addition, Motorola, Logitech, and Aliph are significant competitors in the consumer headset market and Sennheiser Communications is a competitor in the computer, office, and contact center markets.  We also believe there may be increased competition from the major cell phone device makers such as Nokia, Motorola, Sony, Samsung and Apple.

We believe the principal factors for ACG to be successful and competitive in each of its markets are the following:

·	our understanding of emerging markets and new technologies, such as UC, and our ability to react quickly to the opportunities that they provide;

·	our ability to bring to market products that deliver on performance, product design, style, comfort, features, sound quality, simplicity, price and reliability;

·	maintenance of our brand name recognition and reputation;

·	superior customer service, support and warranty terms; and

·	effective and efficient distribution channels that allow us to meet delivery schedules.

In the AEG segment, our major competitors include Bose, Apple, Logitech, Creative Labs, iHome, and Harman International.  AEG predominantly serves the consumer electronics market.  This market is principally served by the retail channel, and, to a lesser extent, through certain OEMs.  We are experiencing a new dynamic in the consumer electronics industry driven by the digital evolution that is influencing the way consumers look for solutions to their musical entertainment needs.  Our key competition is coming from new and existing solution providers that offer a convenient, cost effective and lifestyle-compatible method of delivering content when people want it, where they want it, and how they want it.

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

We believe that we have competed successfully with respect to these factors with our ACG products; however, we have not recently competed successfully with our AEG products.  We substantially completed the refreshment of the AEG product line in fiscal 2009 but did not achieve the anticipated results due to a weaker than expected holiday season and the economic decline due to the global recession.  We are evaluating various alternatives to achieve profitability for AEG and project the segment will generate relatively small losses in the first half of fiscal 2010 and should be profitable in the second half of fiscal 2010 based on new products with lower costs comprising most of the sales mix by the second half of the fiscal year.

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

During fiscal 2009, we developed innovative products that enabled us to better address changing customer demands and emerging market trends.  Specifically, we introduced a number of new products, which featured new technologies to address both the ACG and AEG market trends.  Our goal is to bring the right products to market at the right time, and we will continue to improve our development processes during fiscal 2010.

Our core R&D focus in fiscal 2010 is on UC which will require incremental investments in firmware and software engineering to ensure the broad compatibility of our products in the enterprise systems with which they will be deployed.  We are also investing in this area with the goal of increasing the value-add of our products and offerings.  We expect to reduce the level of internal staffing and the related expense in Bluetooth new product development and rely to a greater extent on development partners.  We will also continue our efforts to improve the efficiency of our development processes through strategic architecting, common platforms, increased use of software tools, and better training.

The success of new product introductions is dependent on a number of factors, including appropriate new product selection, timely completion and introduction of new product designs, cost-effective manufacturing of such products, quality of new products, the acceptance of new technologies such as Bluetooth, and general market acceptance of new products.  Traditionally, the technology of telephone headsets has evolved slowly, and our product life cycles have historically been relatively long.  The next generation products usually include stylistic changes and quality improvements, but these products are based on technology that is similar to our existing products. Our newer emerging technology products, particularly in the mobile and computer markets, are exhibiting shorter life cycles more similar to the consumer electronics market and are consequently more sensitive to market trends and fashion.  With the acquisition of Altec Lansing, we have increased our consumer business in the electronics markets.  We believe that changes in technology will come at a faster pace.  In addition, to avoid product obsolescence, we will continue to monitor technological changes in telephony, as well as users' demands for new technologies.

During fiscal 2007, 2008 and 2009, we incurred approximately $71.9 million, $77.0 million and $72.1 million, respectively, in research, development and engineering expenses.  Historically, we have conducted most of our research and development with an in-house staff, with limited use of contractors.  Key locations for our research and development staff are our facilities in the United States (“U.S.”), Mexico, China, and the United Kingdom.  During the fourth quarter of fiscal 2006, we opened a design facility in Suzhou, China, co-located with our other Asia Pacific hub operations, which focused primarily on ACG products.  In March 2009, we announced our plans to outsource the production of our Bluetooth products in China.  As a result, our manufacturing facility in Suzhou, China will be closed, and we are currently in the process of putting the facility and the related land rights up for sale.  Our intention is for Bluetooth research and development, supply chain management as well as sales, marketing and administrative support functions, which are all part of our Asia Pacific hub, to continue to be led from our Suzhou facility until our Suzhou facility is sold, at which time, our employees will be relocated to a new nearby location better suited for their continuing responsibilities.  In the second half of fiscal 2008 and the first half of fiscal 2009, in conjunction with our restructuring of AEG’s China operations, we moved AEG’s research and development facilities which had been located in Dongguan, China and Hong Kong to a new site located in Shenzhen, China.

SALES AND DISTRIBUTION

We maintain a direct sales force worldwide to provide ongoing customer support and service globally. We use commissioned manufacturers' representatives to assist in selling through the retail channel.  We have substantially integrated our sales organization between our two business segments.

We have a well-established, multi-level worldwide distribution network to support our customers’ needs.  To more efficiently and effectively service customer orders, we have substantially integrated our distribution processes for our ACG and AEG businesses in order to take advantages of synergies, which has resulted in a reduced number of distribution centers.  We are continuing to evaluate our logistics processes, and are in the process of implementing new strategies to further reduce our transportation costs.  Currently, we have distribution centers located in the following locations:

•	Tijuana, Mexico, which provides logistics services for products destined for customers in the U.S., Canada, Asia Pacific, and Latin America regions;
•	Etten-Leur, Netherlands, which provides logistics services for products shipped to customers in our Europe, Middle East and Africa market;
•	Milford, Pennsylvania, which provides logistics services for products which are primarily shipped to customers in the US;
•	Hong Kong, which provides logistics services for products which are shipped to our Tijuana, Mexico, Milford, Pennsylvania and Netherlands distribution centers as well as to customers located in Asia;
•	Suzhou, China, which provides logistics services for products which are shipped within Mainland China;
•	Melbourne, Australia, which provides logistics services for products which are shipped to the retail channel in Australia and New Zealand;
•	Sao Paulo, Brazil, which provides logistics services for products which are shipped to customers within Brazil; and
•	Tokyo, Japan, which provides logistics services for products which are shipped to customers within Japan.

We use third party warehouses in Etten-Leur, Netherlands as well as in Hong Kong, Australia, Brazil and Japan.  We operate all other warehouse facilities.

Our commercial distributors include headset specialists, national wholesalers, and regional wholesalers.  The wholesalers typically offer a wide variety of products from multiple vendors to both resellers and end users.  Our commercial distribution channel generally maintains inventory of our products.

Our retail channel consists of (1) consumer electronics retailers, consumer products retailers, office supply distributors; (2) catalog and mail order companies; (3) mass merchants; (4) warehouse clubs; and (5) wireless carrier stores.  Our AEG products are predominantly distributed through retailers.  In addition, ACG headsets are sold through retailers who sell headsets to corporate customers, small businesses, and to individuals who use them for a variety of personal and professional purposes.  Revenues from this channel are cyclical, with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.  Our retail channel also maintains a substantial inventory of our products, and a substantial amount of our domestic retail partners manage inventories of both ACG and AEG products on consignment.

We have a broad, diverse group of customers whose businesses are located throughout the world.  Our principal customers are distributors, retailers, carriers, and OEMs.  Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively.  Our two business segments share many of the same customers.  No customer accounted for more than 10% of our consolidated net revenues in fiscal 2007, 2008 or 2009.

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

Computer OEMs include both manufacturers of computer hardware (including PCs and specialized components and accessories for PCs) and software.  Most computer OEMs do not manufacture headsets but look for manufacturers such as Plantronics to supply headsets that can be used with their products.

We also make direct sales as a General Services Administration (“GSA”) contractor to certain government agencies, including NASA and the FAA.  In addition, certain distributors are authorized resellers under a GSA schedule price list and sell our products to government customers pursuant to that agreement.  These sales did not comprise a significant portion of our net revenues in fiscal 2009.

Our products may also be purchased directly from our website at www.plantronics.com.

BACKLOG

Our backlog of unfilled orders was $28.0 million at March 31, 2009 compared to $35.5 million at March 31, 2008.  We include all purchase orders scheduled for delivery over the next 12 months in backlog.  For both segments of our business, we have a “book and ship” business model whereby we fulfill the majority of our orders within 48 hours of our receipt of the order.  Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty.  Because of our “book and ship” model, as well as the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

MANUFACTURING AND SOURCES OF MATERIALS

Manufacturing operations for our ACG products consist primarily of assembly and testing.  We have two main manufacturing facilities, which are located in Tijuana, Mexico and Suzhou, China.  In March 2009, we entered into an agreement with an existing third party contract manufacturer to outsource the manufacturing of our Bluetooth products in China which will result in the discontinuance of manufacturing of our Bluetooth products at the Suzhou, China facility in fiscal 2010.  We have a substantially smaller assembly operation in California, and our assembly operation in the United Kingdom which was closed during fiscal 2009.  In addition, we outsource the manufacturing of a limited number of our products to third parties, typically in China and other countries in Asia.

Prior to the fourth quarter of fiscal 2008, approximately half of our AEG products were manufactured at a facility in Dongguan, China, and the remainder of the products were outsourced to a limited number of third party contract manufacturers who are predominantly located in China.  We shut down our Dongguan, China facility at the end of the third quarter of fiscal 2008 and, in fiscal 2009, we principally outsourced production to third party manufacturers in China along with the limited use of our Suzhou, China facility.

We purchase the components for our ACG products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, primarily from suppliers in Asia, Mexico, the U.S., and Europe.  We purchase the components for our AEG products from suppliers in China, which was managed from our procurement office in Shenzhen, China.  The majority of our components and sub-assemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a certain number of sole-source suppliers.

As a result of our restructuring activities in fiscal 2008 in Hong Kong and China for our AEG products and in fiscal 2009 in China and Mexico for our ACG products, we expect to be able to reduce manufacturing costs as well as costs associated with procurement activities.

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

ENVIRONMENTAL MATTERS

We have complied with the European Union and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment requirements.  Additionally, we are compliant with the RoHS initiatives in China and Korea.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process.  We believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations.  However, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create environmental liability with respect to our facilities, operations, or products.

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate.  As of March 31, 2009, we had 475 worldwide patents in force, expiring between 2009 and 2033.

Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products.  We intend to continue to seek patents on our inventions when commercially appropriate.  The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued for currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us.  We may be subject to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources.  The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such intellectual property claims could have a material adverse effect on our operations.

We own trademark registrations in the U.S. and a number of other countries with respect to the Plantronics, Clarity and Altec Lansing trademarks as well as the names of many of our products and product features.  We currently have U.S. and foreign trademark applications pending in connection with certain new products and product features.  We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants.  We may seek copyright protection where we believe it is applicable.  We own a number of domain name registrations and intend to seek more as appropriate.  There can be no assurance that our existing or future copyright registrations, trademarks, trade secrets or domain names will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us.

EMPLOYEES

On March 31, 2009, we employed approximately 3,600 people worldwide, including approximately 1,900 and 700 employees at our manufacturing facilities in Tijuana, Mexico and Suzhou, China, respectively.  To our knowledge, no employees are currently covered by collective bargaining agreements.  We experienced a brief work stoppage in our Suzhou, China plant as a result of our March 2009 restructuring announcement that we will be discontinuing Bluetooth production at this location in fiscal 2010.  That stoppage was resolved, and we believe that in China, and throughout the world, our employee relations are good.

Set forth below is certain information regarding the executive officers of Plantronics and their ages as of March 31, 2009.

NAME	AGE	POSITION
Ken Kannappan	49	President and Chief Executive Officer
Clay Hausmann	37	Vice President, Corporate Marketing
Don Houston	54	Senior Vice President, Sales
Barry Margerum	57	Chief Strategy Officer
Vicki Marion	55	President, Audio Entertainment Group
Renee Niemi	44	Vice President, General Manager, Mobile & Entertainment
Mike Perkins	50	Vice President, Product Development & Technology
Barbara Scherer	53	Senior Vice President, Finance & Administration and Chief Financial Officer
Joyce Shimizu	54	Vice President, General Manager Home & Home Office
Carsten Trads	53	President, Clarity Equipment
Philip Vanhoutte	53	Managing Director, Europe, Middle East & Africa
Larry Wuerz	51	Senior Vice President, Worldwide Operations
Chuck Yort	50	Vice President, General Manager, Business to Business Solutions

Mr. Kannappan joined Plantronics in 1995 as Vice President of Sales and was promoted to various positions prior to being named President and Chief Operating Officer in March 1998.  In 1999, he was promoted to Chief Executive Officer and appointed to the Board of Directors.  Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated, where he was employed from 1985 to1995.  Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Master of Business Administration from Stanford University.  Mr. Kannappan is also a Director of Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry.

Mr. Hausmann joined Plantronics in 2005 as Vice President, Corporate Communications and was promoted to Vice President, Corporate Marketing in 2006.  Prior to joining Plantronics, Mr. Hausmann served as Managing Director of the San Francisco and Los Angeles Offices of Ogilvy Public Relations Worldwide.  Mr. Hausmann has a Bachelor of Arts degree in Broadcast Journalism from the S.I. Newhouse School of Public Communications at Syracuse University.

Mr. Houston joined Plantronics in 1996 as Vice President of Sales and was promoted to Senior Vice President of Sales in 1998.  From 1995 through 1996, Mr. Houston served as Vice President of Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer and marketer of multi-media projection products.  From 1985 to 1995, Mr. Houston held a number of positions at Calcomp, Inc., which is engaged in the business of manufacturing computer peripherals for the CAD and graphic market, including Regional Sales Manager and Vice President of Sales, Service and Marketing.  Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation.  Mr. Houston graduated from the University of Arizona with a Bachelor of Science degree in Business/Marketing.

Mr. Margerum joined Plantronics in 1994 as Vice President of Marketing and was promoted in 1996 to President and General Manager of the Computer and Mobile Systems Group.  In 1997, he left Plantronics to become President and CEO of Euphonix, Inc., a public company in the high-end audio equipment space.  In 2000, he re-joined Plantronics and in 2004 became Vice President of Strategy and Business Development and in 2008, he was named Chief Strategy Officer.  Prior to joining Plantronics, from 1989 to 1994, Mr. Margerum was CEO of Mitem Corporation, a middleware software company.  From 1980 to 1989, he was Vice President of Marketing for GRiD Systems Corporation, a laptop computer manufacturer, where he held a variety of marketing and sales positions.  Mr. Margerum also worked for Apple, Inc. and IBM Corporation.  Mr. Margerum holds a Bachelor of Science in Engineering from Princeton University and a Master of Business Administration from Stanford University.

Ms. Marion joined Plantronics in 2007 as President of the Audio Entertainment Group.  Prior to joining Plantronics, Ms. Marion was an angel investor, director and advisor for Rivet International from 2006 to 2007.  She held CEO positions at Viadux, Inc. from 2001 to 2006 and also at Jabra Corporation from 1996 to 2001.  Ms. Marion also held senior management positions at IRT Corporation from 1987 to 1995.  Ms. Marion holds a Bachelor of Arts in Economics from Stanford University.

Ms. Niemi joined Plantronics in 2005 with nearly 21 years experience in the mobile computing and communications industries.  Prior to joining Plantronics, Ms. Niemi held senior positions with companies such as Visto Corporation, Mobilesys, Inc., Xircom and NEC Technologies and was most recently at Danger, Inc.  Ms. Niemi also spent close to seven years at Xircom, Inc. where she served as Vice President of Worldwide Marketing, responsible for branding, product strategy, market development, e-commerce, and marketing.  Ms. Niemi graduated from Santa Clara University with a Bachelor of Science degree in Electrical Engineering.  She also earned a certificate in General Management for High Technology from Stanford University’s IEEE Joint Program.

Mr. Perkins joined Plantronics in 2008 as Vice President, Product Development and Technology.  Prior to joining Plantronics, he held various positions at HP including Vice President/General Manager of HP’s Voodoo Business Unit and several Research and Development Vice President roles in HP’s locations in California, Grenoble, France and Bristol, England.  Prior to his positions at HP, he was the Senior Vice President Research and Development at LeapFrog Enterprises from 2002 to 2005.   Mr. Perkins holds a Bachelor of Science degree in Applied Mechanics and Biomedical Engineering from the University of California at San Diego.

Ms. Scherer joined Plantronics in 1997 as Vice President of Finance & Administration and Chief Financial Officer.  In 1998, Ms. Scherer was promoted to Senior Vice President of Finance & Administration and Chief Financial Officer.  Prior to joining Plantronics, Ms. Scherer held various executive management positions in the data storage industry, principally with Micropolis Corporation, did strategic planning with the Boston Consulting Group, and was a member of the corporate finance team at ARCO.  Ms. Scherer has Bachelor degrees in Economics and in Environmental Studies from the University of California, Santa Barbara and received a Master of Business Administration from the Yale School of Organization and Management.  Ms. Scherer is also a Director of Keithley Instruments Inc, a supplier of measurement and testing devices.

Ms. Shimizu joined Plantronics in 1983 and in 2005 was named Vice President, General Manager of the Home and Home Office Business Group.  Prior to this promotion, she had served as our Vice President of Strategic Portfolio and Product Management since 2003.  She also previously served as our President of the Mobile Communications product group.  From 1995 to 1999, Ms. Shimizu was the Senior Marketing Director for the Computer and Mobile Systems product group, the predecessor to the Mobile Communications product group.  Ms. Shimizu held various positions prior to 1995 in our marketing and sales organizations. Ms. Shimizu received a Bachelor's degree in Japanese from the University of California, Los Angeles and a Master of Business Administration from the Monterey Institute of International Studies.

Mr. Trads joined Clarity (formerly Walker-Ameriphone) in 2003 as President.  From 1994 until joining Plantronics, Mr. Trads held various positions within GN ReSound, a manufacturer of hearing aids and audiological measurement equipment.  From 1998 to 2003, Mr. Trads served as President of GN ReSounds’ North American operation and from 1994 until 1998 he served as a Senior Vice President at its headquarters in Copenhagen, Denmark, where he was a member of the executive management committee and the global management group and also led the sales and marketing organization.  From 1991 to 1994, Mr. Trads was Vice President of Sales and Marketing for Dancall Radio A/S, a manufacturer of cell phones and cordless phones.  From 1985 to 1991, he held management positions in the distribution and marketing divisions of Bang and Olufsen Group, a global manufacturer of consumer electronics.  Mr. Trads holds a degree in Business Administration and Management from the Copenhagen Business School in Denmark.

Mr. Vanhoutte joined Plantronics in 2003 as Managing Director of Europe, Middle East and Africa (“EMEA”).  From 2001 until 2003, he served as Corporate Vice President of Marketing at Sony Ericsson Mobile Communications.  From 2000 to 2001, Mr. Vanhoutte served as Vice President of Strategic Market Development at Ericsson’s Personal Communications Division.  From 1998 until 2000, he served as Senior Vice President of Products, Marketing and Sales at MCI WorldCom’s International Division in London.  From 1994 until 1998, Mr. Vanhoutte held various marketing and general management positions at Dell Computer Corporation including, General Manager for the Business Systems Division in the U.S., Managing Director for Dell Direct in the United Kingdom and Ireland, and Vice President of Products, Marketing & Services for EMEA.  Beginning in 1991, he worked for Nokia Data as Vice President of Marketing, which was merged into Fujitsu-ICL Systems Inc. where he continued as Vice President of Marketing, Personal Systems and Client-Server Division until 1994.  From 1985 until 1991, Mr. Vanhoutte worked in various European marketing and division manager roles with Wang Laboratories.  He started his career at Arthur Andersen’s Benelux Information Consulting Division in 1977 where he specialized in structured programming and office automation.  Mr. Vanhoutte studied Applied Economics and Engineering at the University of Leuven, Belgium.

Mr. Wuerz joined Plantronics in 2007 as Senior Vice President of Worldwide Operations.  Prior to Plantronics, Mr. Wuerz spent 28 years at Hewlett-Packard (“HP”) where he held several senior positions.  Most recently, Mr. Wuerz was the Worldwide Vice President of Operations and Supply Chain for the Desktop Personal Computer organization, including consumer, commercial and workstation PCs. Prior to this role, Mr. Wuerz held the same title for HP’s Consumer Desktop Personal Computer organization.  In addition to Mr. Wuerz’s operations roles at HP, he also held senior positions in other functional areas, including Research and Development and Human Resources.  Mr. Wuerz holds a Master of Science in Electrical Engineering degree from Stanford University and a Bachelor of Science in Electrical Engineering from the University of Missouri – Rolla.

Mr. Yort joined Plantronics in 2005 as Vice President and General Manager of Business-to-Business Solutions.  Prior to joining Plantronics, Mr. Yort was Vice President of Business Development at Venturi Wireless, where he led strategic relations with mobile wireless carriers and infrastructure players.  Before Venturi, he was the Vice President of Business Development and Marketing at PolyFuel, Inc., a pioneer in direct methanol fuel cell-powered products.  From 1998 to 2000, Mr. Yort directed Palm, Inc.’s enterprise business as its general manager.  He has also held management positions at 3Com, HP and Inmac.  Mr. Yort has a Master of Business Administration from Stanford University's Graduate School of Business and a Bachelor of Science in Engineering degree and a Bachelor of Arts degree from Princeton University.

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

Our operations and performance depend significantly on worldwide economic conditions.  Uncertainty about current global economic conditions poses a risk as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which have had a material negative effect on demand for our products.  Other factors that have influenced demand include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors have had a material adverse effect on demand for our products and on our financial condition and operating results and may continue to have such an effect in the future.

The current financial turmoil affecting the banking system and financial markets and the possibility that additional financial institutions may consolidate or go out of business has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets.  There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays,; inability of customers, including channel partners, to obtain credit to finance purchases of our products; and insolvencies of our customers and/or channel partners.

Other effects may include the failure of derivative counterparties and other financial institutions negatively impacting our treasury operations.  Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increase the risk the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

As a result of the worldwide economic conditions described above, revenue in all portions of our business has declined in the fourth quarter of fiscal 2009.  We currently believe that revenue in fiscal 2010 will be lower than in fiscal 2009.   If conditions deteriorate further, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which could in turn have a material adverse effect on our revenue, profitability and the market price of our stock.

A significant portion of our profits comes from the contact center market.  We have experienced a significant decline in that market and a further decline in demand will materially adversely affect our results.  The economic conditions described above have resulted in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, and this has negatively affected our business.  We are not able to predict when economic conditions will improve or when an increase in the establishment of new contact centers or an increase in capital investments in contact centers may occur.  Because of our reliance on the contact center market, we have been more affected by changes in the rate of contact center establishment and expansion and the communications products used by contact center agents than would a company serving a broader market.  Any further decrease in the demand for contact centers and related headset products will cause a further decrease in the demand for our products, which will materially adversely affect our business, financial condition and results of operations.

In the office market, voluntary turnover and new hiring typically lead to an increase in office product sales due to the purchase of equipment for new employees.  However, as a result of the global recession, the sales of our office products have declined because our customers are cutting costs, reducing hiring and/or laying-off employees.  This decrease in sales of office products has made it difficult to generate the revenue and margin necessary to achieve our targeted financial results.

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

During the third quarter of fiscal 2009, as a result of the effect of the current economic conditions on the business, an impairment review was triggered which resulted in an impairment charge in our AEG reporting segment of $54.7 million of goodwill, $58.7 million of intangible assets and $4.1 million of property, plant and equipment.  We performed our annual impairment review of goodwill and purchased intangible assets with indefinite lives in the fourth quarter of fiscal 2009 which did not indicate any further impairment of goodwill or intangible assets.  However, if forecasted gross profit growth rates are not achieved due to further declines in the current economic conditions, it is reasonably possible that we could incur additional impairment charges as a result of our next annual impairment tests in the fourth quarter of fiscal 2010 or that an impairment review may be triggered for the remaining intangible assets which could require an additional impairment charge in the future.  We will continue to evaluate the recoverability of the carrying amount of our goodwill and long-lived assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results.  There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges.

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

•
We incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers.  In the event we acquire too much inventory for certain products, the risk of future inventory write-downs increases.  In the event we have inadequate inventory to meet the demand for particular products, we may miss significant revenue opportunities or incur significant expenses such as air freight, expediting shipments, and other negative variances in our manufacturing processes as we attempt to make up for the shortfall.  When a significant portion of our revenue is derived from new products, forecasting the appropriate volumes of production is even more difficult.

•
In the ACG segment, our prices and gross margins are generally lower for sales to Business-to-Consumer (“B2C”) customers compared to sales to our Business-to-Business (“B2B”) customers.  In addition, our prices and gross margins can vary significantly by product line as well as within product lines.  Therefore, our profitability depends, in part, on the mix of our B2B to B2C customers as well as our product mix.  In the AEG segment, our prices and gross margins are generally lower for our PC Audio products than for our Docking Audio products; therefore, our profitability depends, in part, on our mix of PC Audio to Docking Audio products.  The size and timing of our product mix and opportunities in these markets are difficult to predict.

•	We have substantially refreshed our AEG product line; however, market adoption of new products is difficult to predict.

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

Our consumer business which primarily consists of our AEG segment, Bluetooth headsets and computer and gaming headsets has been and will continue to be significantly impacted by the weak retail environment which could negatively impact our revenue, gross profit and operating results.  The risks faced in connection with this include the following:

•
we believe that the turnaround for AEG is largely dependent on the market success of its new product portfolio.  We placed some of the products within our new portfolio beginning in the Fall of 2008 which continued through the end of fiscal 2009 and will continue through fiscal 2010, although ongoing product refreshes on a routine basis after that will also be required.  The development of these new products may not evolve as anticipated.  There can be no assurance that these new products will be successful and, during the time we are developing the new products, our competitors are selling products to our customers and increasing their market share;

•	competition may continue to increase in the retail markets more than we expect;

•	meeting the spring and fall market windows for consumer products;

•	difficulties retaining or obtaining shelf space for consumer products in our sales channel;

•	difficulties retaining or improving the brand recognition associated with the Altec Lansing brand during the turnaround;

•	difficulties in achieving a sufficient gross margin and uncertainties in the demand for consumer audio products in the current economic environment; and

•	the global downturn in the economy has lessened the amount spent generally by consumers decreasing the demand for our consumer products.

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

Some of our products utilize long-lead time parts which are available from a limited set of vendors.  The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has historically contributed to significant inventory write-downs, particularly in inventory for consumer products.  For B2B products, long life-cycles periodically necessitate last-time buys of raw materials which may be used over the course of several years.  We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements.  We write down to net realizable value the excess and obsolete (“E&O”) inventory.  We evaluate the future realizable value of inventories and impact on gross margins, taking into consideration product life cycles, technological and product changes, demand visibility and other market conditions.  We believe our current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of our inventory.

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

We sell our products through various channels of distribution that can be volatile, and failure to establish and maintain successful relationships with our channel partners could materially adversely affect our business, financial condition or results of operations.  We have experienced the bankruptcy of certain customers and further bankruptcies or financial difficulties of our customers may occur.

We sell substantially all of our products through distributors, retailers, OEMs and telephony service providers.  Our existing relationships with these parties are not exclusive and can be terminated by either party without cause.  Our channel partners also sell or can potentially sell products offered by our competitors.  To the extent that our competitors offer our channel partners more favorable terms or more compelling products, such partners may decline to carry, de-emphasize or discontinue carrying our products.  In the future, we may not be able to retain or attract a sufficient number of qualified channel partners.  Further, such partners may not recommend or may stop recommending our products.  In the future, our OEMs or potential OEMs may elect to manufacture their own products that are similar to those we currently sell to them.  The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition or results of operations.  Finally, as a result of the global recession we have experienced the bankruptcy of certain customers, and it is not possible to predict whether additional bankruptcies of our customers may occur.

As a result of the evolution of our B2C business, our customer mix is changing, and certain retailers, OEMs and wireless carriers are becoming more significant.  This greater reliance on certain large channel partners could increase the volatility of our revenues and earnings.  In particular, we have several large customers whose order patterns are difficult to predict.  Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time.  If we are unable to anticipate the purchase requirements of these customers, our revenues may be adversely affected, or we may be exposed to large volumes of inventory that cannot be immediately resold to other customers.

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

Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products, including products that are modeled on or are direct copies of our products.  These new competitors are offering very low cost products which results in pricing pressure in the market.  If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

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

We compete in the business market for the sale of our office and contact center products.  We believe that our greatest long-term opportunity for profit growth in ACG is in the office market, and our foremost strategic objective for this segment is to increase headset adoption.  To this end, we are investing in creating new products that are more appealing in functionality and design as well as targeting certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large corporations will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and product growth.  Despite weak economic conditions, trial deployments of UC solutions and headsets continue to grow, with some evidence that the cost savings and productivity enhancements derived from UC are driving the expansion of existing deployments in both the U.S. and Europe. We can give no assurance that significant growth in UC will occur during the recession or thereafter.  However, we believe that we are well positioned in the UC market and that our competitive position continues to improve.

Our ability to realize our UC plans and to achieve the financial results projected to arise from UC adoption could be adversely affected by the following factors: (i) the risk that, as UC becomes more widely adopted, competitors will offer solutions that will effectively commoditize our headsets which, in turn, will reduce the sales prices for our headsets; (ii) our plans are dependent upon adoption of our UC solution by major platform providers such as Microsoft, Avaya, IBM and Cisco, and we have a limited ability to influence such providers with respect to the functionality of their platforms, their rate of deployment, and their willingness to integrate their platforms with our solutions; (iii) the development of UC solutions is technically complex and this may delay or obstruct our ability to introduce solutions to the market on a timely basis and that are cost effective, feature rich, stable and attractive to our customers; (iv) as UC becomes more widely adopted we anticipate that competition for market share will increase, and some competitors may have superior technical and economic resources, and (v) UC solutions may not be adopted with the breadth and speed in the marketplace that we currently anticipate.

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

We are also experiencing a trend away from corded headsets to cordless products.  In general, our corded headsets have had higher gross margins than our cordless products, but the margin on cordless headsets is trending higher.  In addition, we expect that office phones will begin to incorporate Bluetooth functionality, which would open the market to consumer Bluetooth headsets and reduce the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wireless headset systems, resulting in lost revenue and lower margins.  Should we not be able to maintain the higher margins on our cordless products that we recently achieved, our revenue and profits will decrease.

In addition, innovative technologies such as UC have moved the platform for certain of our products from our customers’ closed proprietary systems to open platforms such as the PC.  In turn, the PC has become more open as a result of such technologies as cloud computing and open source code development.  As a result, we are exposed to the risk that current and potential competitors could enter our markets and commoditize our products by offering similar products.

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

Original design manufacturers and contract manufacturers produce key portions of our product lines for us, including all of our Bluetooth products and most of our AEG products.  Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and loss of services.  Financial instability of our manufacturers or contractors resulting from the global recession or otherwise could result in our having to find new suppliers, which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons.  Consequently, we may experience delays in the timeliness, quality and adequacy of product deliveries, any of which could harm our business and operating results.

We recently announced that we will outsource the manufacturing of all of our Bluetooth headsets to GoerTek, Inc., which is an existing supplier located in Weifang, China.  As a result, we plan to stop manufacturing in our Suzhou, China facility in the first half of fiscal 2010.  The manufacturing of our Bluetooth products will therefore be dependent upon GoerTek to deliver timely the quantities of products that we demand and to meet our quality standards.  In the event that GoerTek is unable to meet our requirements or becomes unable to remain in business as a result of the global recession or otherwise, our Bluetooth business could be severely and materially affected as it may be difficult to ramp-up a new manufacturer on a timely and cost effective basis.

Prices of certain raw materials, components and sub-assemblies may rise or fall depending upon global market conditions.

We have experienced volatility in costs from our suppliers, particularly in light of the price fluctuations of oil and other products in the U.S. and around the world.  We may continue to experience volatility which could affect profitability and/or market share.  If we experience cost increases and are unable to pass these on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition and results of operations may be materially and adversely affected.

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

•
We obtain certain raw materials, sub-assemblies, components and products from single suppliers, including all of our Bluetooth products from GoerTek, Inc.  Alternate sources for these items are not readily available.  Any failure of our suppliers to remain in business, to provide us with the quantity of components or products that we need or to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the components or products we need could materially adversely affect our business, financial condition and results of operations.

•
Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies requires us to work with only a single source of silicon chip-sets on any particular new product.  We, or our supplier(s) of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules.  Due to our dependence on single suppliers for certain chip sets, we could experience higher prices, a delay in development of the chip-set, or the inability to meet our customer demand for these new products.  Additionally, these suppliers or other suppliers may enter into bankruptcy, discontinue production of the parts we depend on or may not be able to produce due to financial difficulties or to the global recession.  If this occurs, we may have difficulty obtaining sufficient product to meet our needs.  This could cause us to fail to meet customer expectations.  If customers turn to our competitors to meet their needs, there could be a long-term adverse impact on our revenues and profitability.  Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors.

•
Because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, sub-assemblies, components and products.  Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs.  In particular, many B2C customer orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure in the future to match the timing of purchases of raw materials, sub-assemblies, components and products to demand could increase our inventories and/or decrease our revenues and could materially adversely affect our business, financial condition and results of operations.

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

We have a manufacturing facility in Tijuana, Mexico and a design and manufacturing facility in Suzhou, China.  In our Suzhou, China location, we intend to stop our manufacturing operations in fiscal 2010.  We also have suppliers and other vendors throughout Asia, including GoerTek, Inc. who will be the sole manufacturer of our Bluetooth products located in Weifang, China.  We also generate a significant amount of our revenues from foreign customers.  The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations.

The types of risks faced in connection with international operations and sales include, among others:

•	fluctuations in foreign exchange rates;

•	cultural differences in the conduct of business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of the global recession;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions, civil unrest or criminal activities within each country;

•	the management and operation of an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws and regulations; and

•	currency restrictions.

We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our gross profit and profitability.

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and Great Britain Pound (“GBP”).  Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions.  We also have significant manufacturing operations in Mexico and fluctuations in the currency exchange rate can impact our gross profit and profitability.  During the last half of fiscal 2009, we experienced an unfavorable impact on our net income primarily as a result of the weakening of the Euro and GBP against the U.S. dollar.  Currency exchange rates are difficult to predict, and we may not be able to predict changes in exchange rates in the future.  We hedge a portion of our Euro and GBP forecasted revenue exposure for the future 12 month period, which partially offset the impact of a stronger dollar during part of fiscal 2009.  However, over time, the current exchange rates or a further increase in the value of the U.S. dollar relative to the Euro or the GBP could negatively impact our revenues, gross profit and profitability in the future.

We have intangible assets and goodwill recorded on our balance sheet and we have recently recognized an impairment loss.  If the carrying value of our goodwill or intangible assets is not recoverable, a further impairment loss may be recognized, which would adversely affect our financial results.

As a result of the acquisition of Altec Lansing and Volume Logic in fiscal 2006, we recorded a significant amount of goodwill and intangible assets on our balance sheet.

During the third quarter of fiscal 2009, as a result of the effect of the current economic conditions on the business, an impairment review was triggered which resulted in an impairment of $54.7 million of goodwill, $58.7 million of intangible assets related to the purchase of Altec Lansing and $4.1 million of AEG property, plant and equipment.

We completed our annual review of goodwill and purchased intangible assets with indefinite lives for impairment during the fourth quarter of fiscal 2009 which indicated that there was no further impairment of goodwill or intangible assets.  Given the current economic environment and the uncertainties regarding the impact on the business, there can be no assurance that the estimates and assumptions regarding the duration of the current economic downturn, or the period or strength of recovery, made for purposes of testing the goodwill and indefinite lived intangible assets for impairment during the third and fourth quarter of fiscal 2009 will prove to be accurate predictions of the future.  If the assumptions regarding forecasted revenue or margin growth rates of the AEG reporting unit are not achieved or if certain alternatives being evaluated by management to improve the profitability of the AEG segment do not materialize, it is reasonably possible we may be required to record additional impairment charges related to the Altec Lansing trademark and trade name in future periods, whether in connection with our next annual impairment review in the fourth quarter of fiscal 2010 or prior to that if indicators of impairment exist.  It is also reasonably possible that an impairment review may be triggered for the remaining intangible assets associated with Altec Lansing.  The net book value of these intangible assets as of March 31, 2009 was $21.9 million.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income historically has been generated in jurisdictions outside of the U.S.  Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates.  If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected.  While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful.  In addition, many of these strategies will require a period of time to implement.  Moreover, if U.S. or other foreign tax authorities change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

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

We have intellectual property rights that could be infringed by others, and we may infringe on the intellectual property rights of others.

Our success depends in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names.  We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights.  Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers.  The process of seeking intellectual property protection can be lengthy and expensive.  Patents may not be issued in response to our applications, and any patents that may be issued may be invalidated, circumvented or challenged by others.  If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial.  In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the U.S.  If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition and results of operations.

Patents, copyrights, trademarks and trade secrets are owned by individuals or entities who may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights.  As we have grown, the intellectual property rights claims against us have increased.  There has also been a general trend of increasing intellectual property assertion against corporations that make and sell products.  Our products and technologies may be subject to certain third-party claims and, regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate settle or otherwise resolve.  In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue the manufacture and distribution of products that are found to be in violation of another party’s rights.  We also may have to obtain, or renew on less favorable terms, licenses to manufacture and distribute our products, which may significantly increase our operating expenses.  In addition, many of our agreements with our distributors and resellers require us to indemnify them for certain third-party intellectual property infringement claims.  Discharging our indemnity obligations may involve time-consuming and expensive litigation, may result in substantial settlements or damages awards, may result in our products being enjoined, and may result in the loss of a distribution channel or retail partner.

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

We hold a variety of auction rate securities (“ARS”) primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  These ARS investments are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days.  However, the uncertainties in the credit markets have affected all of our holdings, and, as a consequence, these investments are not currently liquid.  As a result, we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact its valuation include changes to credit rating, interest rate changes, and general liquidity in the Student Loan Market.

In November 2008, we accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for our $28.0 million par value ARS portfolio, granting us certain rights relating to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 to July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or liquidation.  We expect to sell our ARS under the Rights.  However, if we do not exercise the Rights before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy the ARS.  So long as we hold the Rights, the ARS will continue to accrue interest as determined by the auction process of the terms of the ARS.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

In connection with the acceptance of the UBS offer in November 2008, we transferred our ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities reflects management’s intent to exercise the Rights option during the period June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer, we recognized a loss on the ARS of approximately $4.0 million in Interest and other income (expense), net in the third quarter of fiscal 2009, an increase of $1.1 million from the unrealized loss of $2.9 million recorded in Accumulated other comprehensive income (loss) within Stockholders’ Equity as of March 31, 2008.   In the fourth quarter of fiscal 2009, an additional unrealized loss of $0.3 million was recorded in Interest and other income (expense), net which was offset by a $0.3 million unrealized gain on the Rights.

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

War, terrorism, public health issues or other business interruptions whether in the U.S. or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, our company, and our suppliers or customers.  Our major business operations are subject to interruption by earthquake, flood or other natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, public health issues, and other events beyond our control.  Our corporate headquarters, information technology, manufacturing, certain research and development activities, and other critical business operations, are located near major seismic faults or flood zones.  While we are partially insured for earthquake-related losses or floods, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.

We have a production facility in Mexico, which is one of the countries that has been most affected by the H1N1 “swine flu” virus.  We have not experienced any disruption in our operations as a result of the emergence of the swine flu virus.  However, the manufacturing and distribution of our products in Mexico could be severely impacted if the Mexican government were to close or quarantine our facilities in Mexico or if we had to temporarily close our facilities due to an outbreak of the swine flu or a similar disease or epidemic.  Concerns related to the swine flu have not been limited to Mexico, and swine flu or other epidemics could also affect our other facilities.  In addition, these factors could also affect our suppliers, leading to a shortage of components, or our customers, leading to a reduction in their demand for our products.

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

We have and will continue to incur significant expenses and management resources for Section 404 compliance on an ongoing basis.  In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Santa Cruz, California.  Our facilities are located throughout the Americas, Europe, and Asia.  The table below lists the major facilities owned or leased as of March 31, 2009:

Location	Square Footage	Lease/Own	Primary Use
Audio Communications Group
Chattanooga, Tennessee	16,650	Lease	Light Assembly, Sales and Marketing, Engineering, Administration
Hoofddorp, Netherlands	14,788	Lease	Administrative
San Diego, California	10,248	Lease	Industrial and Office Space
Santa Cruz, California	79,253	Own	Light Assembly, Sales and Marketing, Engineering, Administration
Santa Cruz, California	44,183	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	39,892	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	18,250	Lease	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	20,325	Lease	Light Assembly, Sales, Engineering, Administration
Shenzhen, China	23,250	Lease	Engineering, Administration and Design Center
Suzhou, P.R. China [1]	145,732	Own	Assembly
Suzhou, P.R.China	64,051	Own	Engineering, Administration and Design Center
Tijuana, Mexico	95,980	Lease	Engineering, Assembly, Administration
Tijuana, Mexico	61,785	Lease	Engineering, Assembly
Tijuana, Mexico	289,589	Lease	Logistic and Distribution Center
Tijuana, Mexico	53,732	Lease	Engineering, Assembly, Design Center
Wootton Basset, UK	21,824	Own	Light Assembly, Sales, Engineering, Administration
Wootton Basset, UK	15,970	Own	Light Assembly, Sales, Engineering, Administration
Wootton Basset, UK	5,445	Lease	Sales and Marketing
Audio Entertainment Group
Milford, Pennsylvania	187,000	Own	Sales and Marketing, Engineering, Administration, Distribution

We believe that our existing properties are suitable and generally adequate for our current business; however, future growth may require that we obtain additional space.

[1]
In March 2009, we announced our plans to outsource the production of our Bluetooth products in China.  As a result, our facility in Suzhou, China will be closed, and we are currently in the process of putting the facility and the related land rights up for sale.  Our intention is for Bluetooth research and development, supply chain management as well as sales, marketing and administrative support functions, which are all part of our Asia Pacific hub, to continue to be led from our Suzhou facility until our Suzhou facility is sold, at which time, our employees will be relocated to a new nearby location better suited for their continuing responsibilities.

ITEM 3. LEGAL PROCEEDINGS

Six class action lawsuits have been filed against the Company alleging that our Bluetooth headsets may cause noise-induced hearing loss. Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the U.S. District Court for the Eastern District of Texas.  Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the U.S. District Court, Central District of California.  Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the U.S. District Court, Middle District of Florida.  Ralph Cook vs. Plantronics, Inc. was filed on February 8, 2007 in the U.S. District Court for the Eastern District of Virginia.  Randy Pierce vs. Plantronics, Inc. was filed on January 10, 2007 in the U.S. District Court for the Eastern District of Arkansas.  Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles.  The complaints state that they do not seek damages for personal injury to any individual.  These complaints seek various remedies, including injunctive relief requiring the Company to include certain additional warnings with its Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset.  Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution.  The federal cases have been consolidated for all pre-trial purposes in the U.S. District Court for the Central District of Los Angeles before Judge Fischer.  The California State Court case was dismissed by the plaintiffs.  The parties agreed in principle to settle their claims.  The Court granted preliminary approval of their proposed nationwide settlement.  The parties are in process of providing notice of the proposed settlement to the nationwide class.  Objections to and opt outs of the settlement are being received.  The Court is scheduled to hear the objections in early July 2009.  We anticipate that the settlement will be approved in the second quarter of fiscal 2010.  We believe that any loss related to these proceedings would not be material and have adequately reserved for these costs in the consolidated financial statements.

In addition, we are presently engaged in various legal actions arising in the normal course of our business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results.  However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.

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

	Low	High
Fiscal 2008
First Quarter	$22.82	$26.22
Second Quarter	25.77	29.92
Third Quarter	22.32	32.71
Fourth Quarter	17.82	26.00
Fiscal 2009
First Quarter	$18.89	$25.18
Second Quarter	20.69	26.06
Third Quarter	9.89	22.52
Fourth Quarter	7.84	14.06

Cash Dividends

In fiscal 2008 and 2009, we declared quarterly cash dividends of $0.05 per share resulting in total dividends declared of $9.7 million and $9.8 million in each year, respectively.

On May 5, 2009, the Company announced that the Board of Directors had declared the Company’s twentieth quarterly cash dividend of $0.05 per share of the Company’s common stock, payable on June 10, 2009 to stockholders of record on May 20, 2009.

As of March 31, 2009, we had a credit agreement with a major bank containing covenants that would limit our ability to pay cash dividends on shares of our common stock except under certain conditions.  However, effective April 1, 2009, we terminated the credit agreement as we believe we have sufficient cash on hand along with anticipated cash flow to meet future operational requirements.   Therefore, we are no longer subject to any covenants that limit our ability to declare and pay dividends.  The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

Share Repurchase Programs

At March 31, 2007, we had no remaining shares of common stock authorized for repurchase under previous repurchase programs.  On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which the Company may purchase shares in the open market from time to time.  During fiscal 2008 and 2009, we repurchased 1,000,000 shares of our common stock under this repurchase plan in the open market at a total cost of $18.3 million and an average price of $18.30 per share.  On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009, we repurchased 89,000 shares of our common stock under this plan in the open market at a total cost of $1.0 million and an average price of $11.54 per share.  As of March 31, 2009, there were 911,000 remaining shares authorized for repurchase.

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of fiscal 2009:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
	Shares Purchased	Paid per Share	or Programs	or Programs

December 28, 2008 to January 24, 2009	26,700	$11.93	26,700	926,700
January 25, 2009 to February 28, 2009	15,700	$10.86	15,700	911,000
March 1, 2009 to March 28, 2009	-	$-	-	911,000

See Note 11 of our Notes to Consolidated Financial Statements for more information regarding our stock repurchase programs.

As of April 25, 2009, there were approximately 80 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	Fiscal Year Ended March 31,
	2005	2006[1]	2007[2]	2008[2,3,4]	2009[2,3,4,5,6]
	(in thousands, except earnings (loss) per share)
STATEMENT OF OPERATIONS DATA:
Net revenues	$559,995	$750,394	$800,154	$856,286	$765,619
Net income (loss)	$97,520	$81,150	$50,143	$68,395	$(64,899)

Basic net income (loss) per common share	$2.02	$1.72	$1.06	$1.42	$(1.34)
Diluted net income (loss) per common share	$1.92	$1.66	$1.04	$1.39	$(1.34)
Cash dividends declared per common share	$0.15	$0.20	$0.20	$0.20	$0.20
Shares used in basic per share calculations	48,249	47,120	47,361	48,232	48,589
Shares used in diluted per share calculations	50,821	48,788	48,020	49,090	48,589

BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$242,814	$76,732	$103,365	$163,091	$218,180
Total assets	$487,929	$612,249	$651,304	$741,393	$633,120
Long-term liabilities	$2,930	$1,453	$696	$14,989	$13,698
Total stockholders' equity	$405,719	$435,621	$496,807	$578,620	$525,367

[1]
On August 18, 2005, we completed the acquisition of Altec Lansing, a privately-held Pennsylvania corporation for a cash purchase price including acquisition costs of approximately $165 million.  The results of operations of Altec Lansing have been included in our consolidated results of operations subsequent to the acquisition on August 18, 2005.

[2]
We began recognizing the provisions of SFAS No. 123(R) beginning in fiscal 2007; as a result, $16.9 million, $16.0 million  and $15.7 million in stock-based compensation expense has been included in our consolidated results of operations for the years ended March 31, 2007, 2008 and 2009, respectively.  See Note 11 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[3]
In November 2007, we announced plans to close AEG’s manufacturing facility in Dongguan, China, to shut down a related Hong Kong research and development, sales and procurement office and to consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  As a result of these activities, $3.6 million and $0.1 million in restructuring and other related charges has been included in our consolidated results of operations for the years ended March 31, 2008 and 2009, respectively.  See Note 8 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[4]
In the first quarter of fiscal 2008, we adopted the provisions of FIN 48; as a result, the liability of $13.5 million for uncertain tax provisions not expected to be paid within the next twelve months was reclassified to long-term income taxes payable.  See Note 14 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[5]
In the third quarter of fiscal 2009, we recorded non-cash impairment charges in the amount of $117.5 million which consisted of $54.7 million related to the goodwill arising from the purchase of Altec Lansing in August 2005, $58.7 million related to intangible assets primarily associated with the Altec Lansing trademark and trade name and $4.1 million related to property, plant and equipment related to the AEG segment. See Notes 6 and 7 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[6]
During fiscal 2009, we announced several restructuring plans which included reductions in force in both AEG and ACG’s operations including the planned closure of ACG’s Suzhou, China Bluetooth manufacturing facility in fiscal 2010.  As a result of these activities, $12.0 million in restructuring and other related charges has been included in our consolidated results of operations for the year ended March 31, 2009.  See Note 8 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

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

We ship a broad range of products to over 80 countries through a worldwide network of distributors, original equipment manufacturers (“OEMs”), wireless carriers, retailers, and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and, while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

Consolidated net revenues in fiscal 2009 were $765.6 million, which is a decrease of 11% from fiscal 2008 net revenues which were $856.3 million.  The year-over-year decrease was primarily attributable to the global recession, resulting in a decrease in demand for our products.  We had an operating loss of $81.2 million in fiscal 2009 as compared to an operating income of $79.4 million in fiscal 2008, a decrease to $160.6 million, primarily due to a $117.5 million impairment charge in the third quarter of fiscal 2009 related to certain AEG goodwill and long-lived assets along with a decrease in gross margin which was the result of the decreased revenue due to the weakened global economy and restructuring and other related charges of $12.1 million related to various actions taken in efforts to reduce our cost structure and adapt to the current economic conditions.

In our ACG segment, the $73.3 million decrease in net revenues for fiscal 2009 was primarily due to lower OCC product revenues of $90.3 million driven by a weakened economy due to the global recession offset in part by an increase of $15.5 million in sales of mobile headsets.  The mobile headset growth was driven by increased Bluetooth retail placements from an improved product portfolio and demand attributable to certain hands-free driving laws that went into effect in the U.S. in fiscal 2009.

Wireless products represent an opportunity for growth both in the office market and for mobile applications.  The office wireless market, in particular, represents a strong opportunity for profitable growth over many years.  However, due to weak economic conditions during fiscal 2009, office wireless net revenues decreased by $43.0 million or 17% in fiscal 2009 compared to fiscal 2008.  In the Mobile market, particularly for consumer applications, margins are typically lower than for our enterprise applications due to the level of competition and pricing pressures.  Our strategy for improving the profitability of mobile consumer products is to differentiate our products from our competitors and to provide compelling solutions under our brand with regard to features, design, ease of use, and performance. Also, to further improve Bluetooth profitability, we announced a restructuring plan in the March 2009 to close ACG’s Suzhou, China manufacturing operations in fiscal 2010 in order to outsource manufacturing of our Bluetooth products to an existing supplier in China.

In our AEG segment, net revenues decreased from $108.4 million in fiscal 2008 to $91.0 million in fiscal 2009, and the operating loss increased from $35.8 million to $142.6 million for the corresponding period due to a $117.5 million non-cash impairment charge on goodwill and long-lived assets.

We focused on cost reductions in the AEG segment and completed the closure of AEG’s manufacturing operations in Dongguan, China and relocated the research and development activities previously in Dongguan, China to Shenzhen, China as part of the 2008 restructuring plan.  We have outsourced most of AEG manufacturing to a network of qualified contract manufacturers already in place and do a limited amount of manufacturing of AEG products in our plant in Suzhou, China.  We also closed AEG’s sales and procurement office in Hong Kong and consolidated the sales, procurement and research and development activities into our Shenzhen, China location.  Additionally, we completed the consolidation of our selling, general and administrative functions for most of our Asia Pacific operations into our Suzhou, China facility.  We implemented further restructuring plans in fiscal 2009 which included reductions in force in AEG’s operations in Milford, Pennsylvania, Luxemburg and Shenzhen, China along with reductions in ACG’s China and US locations.

Throughout fiscal 2009, we remained focused on our long-term strategy to capitalize on the opportunities in the office and mobile markets and be well-positioned for Unified Communications ("UC").  While staying focused on our long-term strategy, we also made decisions to broadly reduce spending in light of the global recession and its impact on our market and near-term revenue potential.  We believe we now have the right balance between short and long-term considerations and that we will maintain, if not increase, our relative competitive position through the economic downturn and its eventual recovery.

Looking forward into fiscal 2010, we are focused on the following key corporate goals to maximize long-term shareholder value:

•
Be profitable and cash flow positive.  We announced and implemented several restructuring plans in fiscal 2009 along with other cost cutting measures, including management salary reductions, to significantly decrease our operating expenses and overall cost structure.  We also began reducing inventory in the second half of fiscal 2009 and have plans for improved inventory management and lower capital expenditures and operating expenses in fiscal 2010 than in fiscal 2009.  We believe our cost structure is now aligned with current market conditions and supports our plans to be profitable and cash flow positive in fiscal 2010;  however, we will monitor and realign our cost structure as needed to match the actual economic conditions.

•
Establish strong Unified Communications market position for future growth.  We will continue to focus on Unified Communications technologies as we believe the implementation of UC by large corporations will be a significant long-term driver of office headset adoption, and as a result, a key long-term driver of revenue and profit growth.

•
Improve return on invested capital.  We are focused on increasing our profits and reducing our net assets with the goal of improving our return on invested capital.  Initiatives designed to reduce capital include the transition to an outsourced original design manufacturer model for Bluetooth which will reduce inventory and ultimately enable us to sell our plant in China; a broad-based tightening of capital expenditures which we believe will yield a 50% reduction in capital expenditures globally in fiscal 2010 compared to fiscal 2009; and leveraging the investments we have made in supply chain management systems to reduce inventory and improve inventory turns.

We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements and therefore, this discussion should be read in conjunction with the financial statements and accompanying notes.

ANNUAL RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the consolidated statements of operations data and data by segment.  The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Consolidated

(in thousands)	Fiscal Year Ended March 31,
	2007		2008		2009

Net revenues	$800,154	100.0%	$856,286	100.0%	$765,619	100.0%
Cost of revenues	491,339	61.4%	507,181	59.2%	469,591	61.3%
Gross profit	308,815	38.6%	349,105	40.8%	296,028	38.7%

Operating expense:
Research, development and engineering	71,895	9.0%	76,982	9.0%	72,061	9.4%
Selling, general and administrative	182,108	22.7%	189,156	22.1%	175,601	22.9%
Restructuring and other related charges	-	0.0%	3,584	0.4%	12,074	1.6%
Impairment of goodwill and long-lived assets	-	0.0%	-	0.0%	117,464	15.4%
Gain on sale of land	(2,637)	(0.3)%	-	0.0%	-	0.0%
Total operating expenses	251,366	31.4%	269,722	31.5%	377,200	49.3%

Operating income (loss)	57,449	7.2%	79,383	9.3%	(81,172)	(10.6)%

Interest and other income (expense), net	4,089	0.5%	5,854	0.7%	(3,544)	(0.5)%
Income (Loss) before income taxes	61,538	7.7%	85,237	10.0%	(84,716)	(11.1)%
Income tax expense (benefit)	11,395	1.4%	16,842	2.0%	(19,817)	(2.6)%
Net income (loss)	$50,143	6.3%	$68,395	8.0%	$(64,899)	(8.5)%

Audio Communications Group

(in thousands)	Fiscal Year Ended March 31,
	2007		2008		2009

Net revenues	$676,514	100.0%	$747,935	100.0%	$674,590	100.0%
Cost of revenues	381,034	56.3%	403,863	54.0%	382,659	56.7%
Gross profit	295,480	43.7%	344,072	46.0%	291,931	43.3%

Operating expense:
Research, development and engineering	61,583	9.1%	65,733	8.8%	63,840	9.5%
Selling, general and administrative	151,857	22.5%	163,173	21.8%	155,678	23.1%
Restructuring and other related charges	-	0.0%	-	0.0%	10,952	1.6%
Gain on sale of land	(2,637)	(0.4)%	-	0.0%	-	0.0%
Total operating expenses	210,803	31.2%	228,906	30.6%	230,470	34.2%
Operating income	$84,677	12.5%	$115,166	15.4%	$61,461	9.1%

Audio Entertainment Group

(in thousands)	Fiscal Year Ended March 31,
	2007		2008		2009

Net revenues	$123,640	100.0%	$108,351	100.0%	$91,029	100.0%
Cost of revenues	110,305	89.2%	103,318	95.4%	86,932	95.5%
Gross profit	13,335	10.8%	5,033	4.6%	4,097	4.5%

Operating expense:
Research, development and engineering	10,312	8.3%	11,249	10.4%	8,221	9.0%
Selling, general and administrative	30,251	24.5%	25,983	23.9%	19,923	21.9%
Restructuring and other related charges	-	0.0%	3,584	3.3%	1,122	1.2%
Impairment of goodwill and long-lived assets	-	0.0%	-	0.0%	117,464	129.0%
Total operating expenses	40,563	32.8%	40,816	37.6%	146,730	161.1%
Operating loss	$(27,228)	(22.0)%	$(35,783)	(33.0)%	$(142,633)	(156.6)%

Net Revenues

Audio Communications Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2007	2008	(Decrease)		2008	2009	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$475,323	$519,958	$44,635	9.4%	$519,958	$429,669	$(90,289)	(17.4)%
Mobile	146,859	171,880	25,021	17.0%	171,880	187,419	15,539	9.0%
Gaming and Computer Audio	30,162	33,612	3,450	11.4%	33,612	34,052	440	1.3%
Clarity	24,170	22,485	(1,685)	(7.0)%	22,485	23,450	965	4.3%
Total segment net revenues	$676,514	$747,935	$71,421	10.6%	$747,935	$674,590	$(73,345)	(9.8)%

Audio Entertainment Group

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2007	2008	(Decrease)		2008	2009	(Decrease)

Net revenues from unaffiliated customers:
Docking Audio	$61,068	$55,399	$(5,669)	(9.3)%	$55,399	$46,204	$(9,195)	(16.6)%
PC Audio	52,496	45,828	(6,668)	(12.7)%	45,828	38,884	(6,944)	(15.2)%
Other	10,076	7,124	(2,952)	(29.3)%	7,124	5,941	(1,183)	(16.6)%
Total segment net revenues	$123,640	$108,351	$(15,289)	(12.4)%	$108,351	$91,029	$(17,322)	(16.0)%

Our consolidated net revenues decreased in fiscal 2009 as compared to fiscal 2008 primarily due to the impact of global economic weakness due to the global recession.  ACG, which accounted for 88% of the consolidated net revenues for fiscal 2009, primarily decreased due to lower OCC product revenues driven by a weakened economy offset in part by an increase in sales of Mobile headsets due to an improved product portfolio and demand attributable to certain hands-free driving laws going into effect in the U.S. in fiscal 2009.  In the third quarter of fiscal 2009, we began shipping the next generation of AEG products with the goal of creating a competitive portfolio to increase revenues and improve profitability and market share.  However, due to the weakened global economy in fiscal 2009, we did not benefit from these new products as we anticipated.  We are evaluating various alternatives to achieve profitability for AEG and project the segment will generate relatively small losses in the first half of fiscal 2010 and should be profitable in the second half of fiscal 2010 based on new products with lower costs comprising most of the sales mix by the second half of the fiscal year.  While we have experienced significant foreign exchange fluctuations on our net revenues during the first half of the fiscal year, the overall foreign exchange impact for the entire fiscal year was not material.

Our consolidated net revenues increased in fiscal 2008 as compared to fiscal 2007 entirely due to growth in ACG net revenues, which accounted for approximately 87% of consolidated net revenues in fiscal 2008.  The increase in ACG net revenues is primarily due to increased sales of our office wireless headset systems and mobile Bluetooth headsets.  ACG unit volumes increased from fiscal 2007 to 2008 primarily as a result of increased mobile Bluetooth sales.  In fiscal 2008, we also benefited from the weaker U.S. dollar as a portion of our sales are denominated in Euros and Great Britain Pounds.  AEG net revenues accounted for approximately 13% of consolidated net revenues in fiscal 2008.  In comparison to fiscal 2007, AEG net revenues decreased as we were in a product transition phase and had not yet introduced our new product portfolio.

Net revenues may vary due to the timing of the introduction of new products, seasonality, discounts and other incentives and channel mix.

ACG

Our Office and Contact Center (“OCC”) products represent our largest source of revenues while our Mobile products represent our largest unit volumes.  There has been a growing trend toward wireless products and a corresponding shift away from our corded products.  As a percentage of consolidated ACG net revenues, wireless products represented 51%, 55% and 58% for fiscal 2007, 2008 and 2009, respectively.

Primary fluctuations in the net revenues of ACG in fiscal 2009 compared to fiscal 2008 were as follows:

·	OCC product net revenues decreased by $90.3 million as a result of weak economic conditions.
·
Mobile product net revenues increased by $15.5 million primarily due to increased retail placements as a result of an improved product portfolio as well as demand attributable to hands-free driving legislation enacted in several states in the U.S. in fiscal year 2009. Within this category of products, Bluetooth product revenue grew $23.1 million partially offset by a decline of $7.6 million in corded product revenues.

.	Gaming and Computer Audio increased by $0.4 million due to the strength of the product portfolio, primarily in the U.S. retail market.
.	Clarity increased by $1.0 million primarily due to increased OEM sales in Europe.

Fluctuations in the net revenues of ACG in fiscal 2008 compared to fiscal 2007 were as follows:

·
OCC product net revenues increased as a result of growth of $35.8 million in cordless products and $8.8 million from corded products.  The increases are primarily due to the addition of the CS70N to our product line in fiscal 2008, corded product revenue growth internationally, mostly in Europe and Asia Pacific, and some benefit from foreign exchange rates.

·
Mobile product net revenues increased as a result of market growth and greater acceptance of our product portfolio which contributed to a year-over-year increase of $29.8 million in our Bluetooth headsets net revenues, partially offset by a decline of $4.8 million in net revenues from corded mobile headsets.

·	Gaming and Computer Audio product net revenues increased due to the transfer of the Altec Lansing branded PC headsets into this category in fiscal 2008.
.	Clarity decreased by $1.7 million due to lower shipments to state government programs within the U.S. along with lower OEM sales in Europe.

AEG

Our Altec Lansing products are primarily consumer goods sold in the retail channel, and sales are highly seasonal.  The strongest revenues typically occur in the December quarter due to the holiday period.  Other trends that also impact our AEG revenues include growth of the MP3 player market, and our ability to successfully attach to new generations of MP3 players and to develop products which keep up with the rapidly-developing Docking Audio and PC Audio markets.

Primary fluctuations in the net revenues of AEG in fiscal 2009 compared to fiscal 2008 were as follows:

·	Docking Audio product net revenues decreased by $9.2 million due to a decline in sales to warehouse clubs from the prior year along with reduced sales of surplus products.
·
PC Audio product net revenues decreased by $6.9 million as a result of an older product portfolio which is currently being refreshed, weaker economic conditions in the U.S. and Europe along with a focus on selective product placement with higher margin customers.

·
Other net revenues decreased by $1.2 million primarily due to a decrease of $1.7 million due to the transfer of responsibility for headset products to ACG in the second quarter of fiscal 2008 partially offset by increased revenue related to new product introductions.

Fluctuations in the net revenues of AEG in fiscal 2008 compared to fiscal 2007 were as follows:

·
Docking Audio product net revenues decreased primarily as a result of intense competition in the MP3 accessories market, particularly in the U.S., our reduced share of the MP3 accessories market and price reductions.

·	PC Audio product net revenues decreased primarily in Asia and the U.S. due to increased competition and price reductions.
·
Other products net revenues decreased due to the transition of the Altec Lansing branded PC headsets from the AEG segment to the ACG segment resulting in a decrease of $7.0 million, partially offset by an increase in headphone and other net revenues of $3.4 million.

Geographical Information

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2007	2008	(Decrease)		2008	2009	(Decrease)

Net revenues from unaffiliated customers:
United States	$490,551	$521,148	$30,597	6.2%	$521,148	$472,239	$(48,909)	(9.4)%

Europe, Middle East and Africa	195,090	214,621	19,531	10.0%	214,621	185,023	(29,598)	(13.8)%
Asia Pacific	59,927	62,742	2,815	4.7%	62,742	56,160	(6,582)	(10.5)%
Americas, excluding United States	54,586	57,775	3,189	5.8%	57,775	52,197	(5,578)	(9.7)%
Total international net revenues	309,603	335,138	25,535	8.2%	335,138	293,380	(41,758)	(12.5)%

Total consolidated net revenues	$800,154	$856,286	$56,132	7.0%	$856,286	$765,619	$(90,667)	(10.6)%

Consolidated U.S. net revenue, as a percentage of total net revenues, increased 1% due to the strength of our Bluetooth product portfolio and demand attributable to hands-free driving legislation enacted in several states in the U.S. in fiscal year 2009.  Consolidated international net revenues, as a percentage of total net revenues, decreased from 39% in fiscal 2008 to 38% in fiscal 2009.

In comparison to fiscal 2007, fiscal 2008 consolidated international net revenues as a percentage of total net revenues remained consistent at 39%.  International net revenues for ACG, increased from 37% to 38% primarily due to the strength of our Europe, Middle East and Africa (“EMEA”) business in ACG; however, this increase was offset in part by decreased international net revenue for AEG.

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

Consolidated

	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2007	2008	(Decrease)		2008	2009	(Decrease)

Net revenues	$800,154	$856,286	$56,132	7.0%	$856,286	$765,619	$(90,667)	(10.6)%
Cost of revenues	491,339	507,181	15,842	3.2%	507,181	469,591	(37,590)	(7.4)%
Consolidated gross profit	$308,815	$349,105	$40,290	13.0%	$349,105	$296,028	$(53,077)	(15.2)%
Consolidated gross profit %	38.6%	40.8%	2.2	ppt.	40.8%	38.7%	(2.1)	ppt.

 Audio Communications Group

Net revenues	$676,514	$747,935	$71,421	10.6%	$747,935	$674,590	$(73,345)	(9.8)%
Cost of revenues	381,034	403,863	22,829	6.0%	403,863	382,659	(21,204)	(5.3)%
Segment gross profit	$295,480	$344,072	$48,592	16.4%	$344,072	$291,931	$(52,141)	(15.2)%
Segment gross profit %	43.7%	46.0%	2.3	ppt.	46.0%	43.3%	(2.7)	ppt.

Audio Entertainment Group

Net revenues	$123,640	$108,351	$(15,289)	(12.4)%	$108,351	$91,029	$(17,322)	(16.0)%
Cost of revenues	110,305	103,318	(6,987)	(6.3)%	103,318	86,932	(16,386)	(15.9)%
Segment gross profit	$13,335	$5,033	$(8,302)	(62.3)%	$5,033	$4,097	$(936)	(18.6)%
Segment gross profit %	10.8%	4.6%	(6.2)	ppt.	4.6%	4.5%	(0.1)	ppt.

The increase in 2008 and the decrease in 2009 in consolidated gross profit are both attributable to ACG, which accounted for approximately 99% of consolidated gross profit in both fiscal 2008 and 2009.

Fluctuations in the gross profit of ACG and AEG in fiscal 2009 compared to fiscal 2008 were as follows:

ACG

The decrease in gross profit was primarily due to lower net revenues.  As a percentage of net revenues, gross profit decreased 2.7 percentage points primarily due to the following:

·
a 2.9 percentage point detriment mostly due to a higher proportion of consumer products than commercial products in the overall revenue mix.  While consumer products carry lower margins than commercial products, the level of product margin on our consumer products has increased significantly primarily due to cost reductions;

·	a 0.7 percentage point detriment from higher freight expenses and other manufacturing costs; and
·
a 0.6 percentage point detriment from higher excess and obsolete inventory provisions.  These higher provisions were in part a result of our decision to end of life certain models in our Bluetooth portfolio of products coinciding with the decline in consumer demand due to poor economic conditions and our announcement in March 2009 to outsource Bluetooth manufacturing to an existing supplier in China, thus limiting the number of Bluetooth models to transition.

These decreases in gross profit were partially offset by a 1.5 percentage point benefit from material cost reductions which improved the product margin on Bluetooth products.

AEG

As a percentage of net revenues, AEG gross profit for fiscal 2009 was consistent with fiscal 2008 with the following offsetting fluctuations.

·	a 2.8 percentage point benefit from cost reductions including lower intangible asset amortization as a result of the impairment of certain long-lived assets in the third quarter of fiscal 2009;
·	a 1.5 percentage point benefit from decreased discounting, price protection programs and co-op advertising and marketing development funds programs;
·	a 1.9 percentage point detriment from increased adverse purchase commitments and higher warranty costs;
·	a 1.4 percentage point detriment due to increased freight and duty; and
·	a 1.0 percentage point detriment due to a product mix shift to lower margin products.

Fluctuations in the gross profit of ACG and AEG in fiscal 2008 compared to fiscal 2007 were as follows:

 ACG

The increase in gross profit was primarily due to higher net revenues.  As a percentage of net revenues, gross profit increased 2.3 percentage points primarily due to the following:

·	a 1.6 percentage point benefit from material cost reductions on wireless office and Bluetooth products;
·	a 1.5 percentage point benefit primarily from improved productivity in our manufacturing process;
·	a 0.7 percentage point benefit from foreign exchange; and
·	a 0.6 percentage point benefit from a reduction in excess and obsolete inventory costs.

These benefits in gross profit were partially offset by a 2.1 percentage point decrease primarily due to higher warranty costs primarily due to increased sales of Mobile headsets through retail channels where open box warranty returns often occur more frequently than through other sales channels, higher freight expenses as a result of increased rates, a longer supply chain, and a less favorable product mix as corded products, which typically have higher margins than cordless products.

AEG

As a percentage of net revenues, gross profit decreased 6.2 percentage points primarily due to the following:

·	a 6.2 percentage point decline due to a 12% decline in the overall sales volume and reduced selling prices of surplus inventory, primarily in the Docking Audio category; and
·	increased freight, duty, royalties and warehousing which yielded a 5.4 percentage point decline.

The decline in gross profit was partially offset by a 5.3 percentage point benefit resulting from a decrease in claims from suppliers and decreased excess and obsolete inventory costs due to the sale of slow moving product to liquidators.

For both our segments, product mix has a significant impact on gross profit as there can be significant variances between our higher and our lower margin products.  Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not properly anticipate changes in demand, we have in the past, and may in the future incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  While we are focused on actions to improve our gross profit through supply chain management, improvements in product launches, outsourcing manufacturing of our Bluetooth products in China, restructuring AEG’s China manufacturing and procurement functions, including the shut down of our manufacturing plant in Dongguan, China, and improving the effectiveness of our marketing programs, there can be no assurance that these actions will be successful.  Gross profit may also vary based on return rates, the amount of product sold for which royalties are required to be paid, the rate at which royalties are calculated, and other factors.

Research, Development and Engineering

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead expenses, including facilities, human resources, and IT costs.

Consolidated
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2007	2008	(Decrease)		2008	2009	(Decrease)

Research, development and engineering	$71,895	$76,982	$5,087	7.1%	$76,982	$72,061	$(4,921)	(6.4)%
% of total consolidated net revenues	9.0%	9.0%	0.0	ppt.	9.0%	9.4%	0.4	ppt.

Audio Communications Group

Research, development and engineering	$61,583	$65,733	$4,150	6.7%	$65,733	$63,840	$(1,893)	(2.9)%
% of total segment net revenues	9.1%	8.8%	(0.3)	ppt.	8.8%	9.5%	0.7	ppt.

Audio Entertainment Group

Research, development and engineering	$10,312	$11,249	$937	9.1%	$11,249	$8,221	$(3,028)	(26.9)%
% of total segment net revenues	8.3%	10.4%	2.1	ppt.	10.4%	9.0%	(1.4)	ppt.

In fiscal 2009, compared to fiscal 2008, consolidated research, development and engineering expenses decreased primarily as we substantially completed the refresh of the AEG product lines along with our efforts to reduce costs and spending as we experienced a decline in revenues due to the global recession.  The $1.9 million decrease in ACG research, development, and engineering expenses in fiscal 2009, compared to fiscal 2008 is primarily due to lower project spending.  In AEG, we began the refresh of the AEG product lines in fiscal 2008 which we substantially completed during fiscal 2009.  As such, we were able to decrease our research, development, and engineering expenses in fiscal 2009 which is primarily due to decreased headcount and related compensation costs along with the reduction in use of outside firms for external design costs.

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

Projects that the research, development and engineering departments focused on during fiscal 2009 were:

·	the design and development of wireless office system products;
·	UC products;
·	Bluetooth products and technology;
·	developing common architectures across multiple products and increasing the use of common components across product lines; and
·	the refresh of product lines for AEG.

We anticipate that our consolidated research, development and engineering expenses in fiscal 2010 will be lower in comparison to fiscal 2009.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of compensation costs, marketing costs, professional service fees, travel expenses, litigation costs, bad debt expense and allocations of overhead expenses, including facilities, human resources and IT costs.

Consolidated
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2007	2008	(Decrease)		2008	2009	(Decrease)

Selling, general and administrative	$182,108	$189,156	$7,048	3.9%	$189,156	$175,601	$(13,555)	(7.2)%
% of total consolidated net revenues	22.7%	22.1%	(0.6)	ppt.	22.1%	22.9%	0.8	ppt.

Audio Communications Group

Selling, general and administrative	$151,857	$163,173	$11,316	7.5%	$163,173	$155,678	$(7,495)	(4.6)%
% of total segment net revenues	22.5%	21.8%	(0.7)	ppt.	21.8%	23.1%	1.3	ppt.

Audio Entertainment Group

Selling, general and administrative	$30,251	$25,983	$(4,268)	(14.1)%	$25,983	$19,923	$(6,060)	(23.3)%
% of total segment net revenues	24.5%	23.9%	(0.6)	ppt.	23.9%	21.9%	(2.0)	ppt.

In fiscal 2009, compared to fiscal 2008, consolidated selling, general and administrative expenses decreased primarily due to our efforts to reduce our cost structure along with lower costs attributable to lower revenues and our response to the weakening economic environment.

Fluctuations in the selling, general and administrative expenses of ACG and AEG in fiscal 2009 compared to fiscal 2008 were as follows:

ACG

Selling, general and administrative expenses decreased primarily due to the following:

·	decreased marketing and sales promotions of $6.2 million;
·	decreased expenses of $3.9 million mostly due to lower performance-based compensation costs; and
·	a decrease of $2.0 million in travel and entertainment related expenses.

These decreases were offset in part by the following:

·	an increase of $1.6 million in depreciation expenses; and
·	an increase of $1.9 million for provisions on doubtful accounts receivable primarily due to the bankruptcy of a significant international distributor.

AEG

Selling, general and administrative expenses decreased primarily due to the following:

·	decreased compensation and recruitment costs of $2.0 million primarily related to reduced headcount;
·	decreased retail representative commissions of $1.0 million primarily due to lower sales volume;
·
decreased $1.1 million due to lower outside services due to completion of integration related projects, reduced consulting costs from completion of an Oracle project along with lower audit and legal fees; and

.	decreased intangibles amortization expense of $0.8 million as a result of the impairment recognized in the third quarter of fiscal 2009.

In fiscal 2008, compared to fiscal 2007, consolidated selling, general and administrative expenses increased due to increased compensation as a result of merit increases and higher bonus and commission costs associated with higher net revenues and profits in ACG, partially offset by a decrease in expenses in AEG.

Fluctuations in the selling, general and administrative expenses of ACG and AEG in fiscal 2008 compared to fiscal 2007 were as follows:

ACG

Selling, general and administrative expenses increased primarily due to the following:

·	increased compensation expense of $11.8 million as a result of merit increases and higher bonus and commission costs associated with higher net revenues and profits; and
·	increased professional service fees of $3.4 million primarily related to increased retail representation fees resulting from higher net revenues and increased fees for accounting and tax services.

These increases were offset in part by a decrease of $3.8 million in  marketing and sales promotions.

AEG

Selling, general and administrative expenses decreased primarily due to the following:

·	decreased spending on integration and retention of employees of $2.7 million as we have completed significant portions of our planned systems integration; and
·	increased allocation of support services to cost of revenues and research and development resulting in a decrease of $1.1 million.

We anticipate that our consolidated selling, general and administrative expenses in fiscal 2010 will be lower in comparison to fiscal 2009.

Restructuring and Other Related Charges

Consolidated
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2007	2008	(Decrease)		2008	2009	(Decrease)

Restructuring and other related charges	$-	$3,584	$3,584	-	$3,584	$12,074	$8,490	236.9%
% of total consolidated net revenues	0.0%	0.4%	0.4	ppt.	0.4%	1.6%	1.2	ppt.

Audio Communications Group

Restructuring and other related charges	$-	$-	$-	-	$-	$10,952	$10,952	-
% of total segment net revenues	0.0%	0.0%	-	ppt.	0.0%	1.6%	1.6	ppt.

Audio Entertainment Group

Restructuring and other related charges	$-	$3,584	$3,584	-	$3,584	$1,122	$(2,462)	(68.7)%
% of total segment net revenues	0.0%	3.3%	3.3	ppt.	3.3%	1.2%	(2.1)	ppt.

Q3 Fiscal 2008 Restructuring Action

In November 2007, we announced plans to close AEG’s manufacturing facility in Dongguan, China, shut down a related Hong Kong research and development, sales and procurement office and consolidate procurement, research and development activities for AEG in our Shenzhen, China site.  The selling, general and administrative functions of AEG in China have been consolidated with those of ACG throughout the Asia-Pacific region.  These actions resulted in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  This restructuring plan is part of a strategic initiative designed to reduce fixed costs by outsourcing the majority of AEG manufacturing to a network of qualified contract manufacturers already in place.  In November 2007, 730 employees were notified of their termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of December 31, 2008, all employees had been terminated.  Restructuring and other related charges of approximately $3.7 million related to this restructuring plan, of which $3.6 million was recorded in fiscal 2008 and $0.1 million recorded in fiscal 2009.  The total restructuring charges of $3.7 million consist of $1.4 million for the write-off of facilities and equipment and accelerated depreciation, $1.4 million for severance and benefits, and $0.9 million in professional and administrative and other fees.  All restructuring and other related charges under this plan have been recorded as of March 31, 2009 and all amounts have been paid.  Cost savings from this action, primarily consisting of reduced employee expenses in all function and lower facility costs, was approximately $3.0 million for fiscal 2009 which is expected to remain at this level for fiscal 2010.

Q1 Fiscal 2009 Restructuring Action

In June 2008, we announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  We recognized $0.2 million of restructuring charges related to this activity in fiscal 2009, consisting solely of severance, of which substantially all costs have been recorded and paid as of March 31, 2009.  Cost savings from this action were $2.2 million in fiscal 2009 and we anticipate cost savings of approximately $2.6 million in fiscal 2010, consisting of reduced employee expenses in all functions.

Q3 Fiscal 2009 Restructuring Action

In the third quarter of fiscal 2009, we had a reduction in force at AEG’s operations in Luxemburg and Shenzhen, China and ACG’s operations in China as part of the strategic initiative designed to reduce costs.  A total of 624 employees were notified of their termination, all of whom had been terminated as of December 31, 2009.  On January 14, 2009, we announced additional reductions in force related to this restructuring plan which included an additional 199 employees located in ACG’s Tijuana, Mexico, U.S. and global locations who were notified of their termination.  A total of 823 employees, primarily in operations positions but also including other functions, were notified of their termination under this restructuring action, all of whom, except ten employees, had been terminated as of March 31, 2009.  In fiscal 2009, we recorded $8.8 million of restructuring charges related to these activities, of which $0.8 million related to the AEG segment and $8.0 million related to the ACG segment.  These costs consisted of $8.1 million in severance and benefits, $0.6 million for the write-off of leasehold improvements due to consolidation of facilities, and $0.1 million in other associated costs.  We believe that substantially all of the costs have been incurred as of March 31, 2009, $2.6 million of which related to ACG had not been paid as of March 31, 2009 and is expected to be paid in the first quarter of fiscal 2010.  We currently expect cost savings as a result of the restructuring plan, including the actions announced in January 2009, to be approximately $16.3 million in fiscal 2010 consisting of employee related costs in all functions and reduced facility and related costs in operations due to consolidation of facilities.

Q4 Fiscal 2009 Restructuring Action

At the end of the fourth quarter of fiscal 2009, we announced a plan to close our ACG manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products in China.  A total of 656 employees, primarily in operations positions but also included other functions, were notified of their termination of which none of whom had been terminated as of March 31, 2009.  Most of the employees will be terminated in the second quarter of fiscal 2010 when we plan to exit the manufacturing facility.  In fiscal 2009, we recorded $3.0 million of restructuring charges in the ACG business segment, primarily consisting of severance and benefits.  We expect to incur total restructuring and other related charges of $11.0 to $14.0 million related to this action, including approximately $5.5 to $6.5 million in non-cash charges related to accelerated depreciation, which will be recorded within cost of revenues, $3.5 million in employee termination benefits of which $3.0 million was recorded in fiscal 2009 and $2.0 to $4.0 million in other associated costs.  All remaining costs are expected to be incurred during fiscal 2010, and all cash payments are expected to be funded from our operating cash flows. We currently expect cost savings as a result of the restructuring plan to be approximately $14.0 million in fiscal 2010 and $22.0 million in fiscal 2011.  These anticipated cost savings for fiscal 2010 and 2011 consists primarily of fixed operations costs of $6.0 million and $11.0 million, respectively, product margin improvements due to outsourcing of $5.0 million and $7.0 million, respectively, and research and development expenses of $3.0 million and $4.0 million, respectively.

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

Impairment of Goodwill and Long-Lived Assets

We review goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if indicators of impairment exist.  In the third quarter of fiscal 2009, in considering the effects of the current economic environment we determined that sufficient indicators existed requiring us to perform an interim impairment review of our two reporting segments, ACG and AEG.  In addition, as a result of the decline in forecasted revenues, operating margin and cash flows related to the AEG segment, we also reviewed our long-lived assets within the reporting unit for impairment.  These reviews resulted in non-cash impairment charges of $117.5 million recorded in the third quarter of fiscal 2009 which consisted of $54.7 million related to the goodwill arising from the purchase of Altec Lansing in August 2005 representing 100% of the goodwill in the AEG segment, $58.7 million related to intangible assets primarily associated with the Altec Lansing trademark and trade name and $4.1 million related to property, plant and equipment related to the AEG segment.  There was no impairment related to the ACG reporting unit.

We performed our annual review of goodwill and purchased intangible assets with indefinite lives for impairment in the fourth quarter of fiscal 2009 which indicated that there was no further impairment of goodwill or intangible assets.  The assumptions used in the annual impairment review performed during the fourth quarter of fiscal 2009 were consistent with the assumptions used in the interim impairment review in the third quarter of fiscal 2009 as no significant changes were identified.  Given the current economic environment and the uncertainties regarding the impact on the business, there can be no assurance that the estimates and assumptions regarding the duration of the current economic downturn, or the period or strength of recovery, made for purposes of testing the goodwill and indefinite lived intangible assets for impairment during the third and fourth quarter of fiscal 2009 will prove to be accurate predictions of the future.  If the assumptions regarding forecasted revenue or margin growth rates of the AEG reporting unit are not achieved or if certain alternatives being evaluated by management to improve the profitability of the AEG segment do not materialize, it is reasonably possible we may be required to record additional impairment charges related to the Altec Lansing trademark and trade name in future periods, whether in connection with our next annual impairment review in the fourth quarter of fiscal 2010 or prior to that if indicators of impairment exist.  It is also reasonably possible that an impairment review may be triggered for the remaining intangible assets associated with Altec Lansing.  The net book value of these intangible assets as of March 31, 2009 was $21.9 million.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Gain on Sale of Land

During the first quarter of fiscal 2007, we sold a parcel of land in Frederick, Maryland, for net proceeds of $2.7 million and recorded a gain of $2.6 million from the sale of this property.

Operating Income (Loss)

Consolidated
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2007	2008	(Decrease)		2008	2009	(Decrease)

Operating income (loss)	$57,449	$79,383	$21,934	38.2%	$79,383	$(81,172)	$(160,555)	(202.3)%
% of total consolidated net revenues	7.2%	9.3%	2.1	ppt.	9.3%	(10.6)%	(19.9)	ppt.

Audio Communications Group

Operating income	$84,677	$115,166	$30,489	36.0%	$115,166	$61,461	$(53,705)	(46.6)%
% of total segment net revenues	12.5%	15.4%	2.9	ppt.	15.4%	9.1%	(6.3)	ppt.

Audio Entertainment Group

Operating income (loss)	$(27,228)	$(35,783)	$(8,555)	31.4%	$(35,783)	$(142,633)	$(106,850)	298.6%
% of total segment net revenues	(22.0)%	(33.0)%	(11.0)	ppt.	(33.0)%	(156.6)%	(123.6)	ppt.

In fiscal 2009, we had an operating loss of $81.2 million as compared to an operating income of $79.4 million in fiscal 2008 due to lower net revenues, the impairment of goodwill and long-lived assets recorded in the third quarter of fiscal 2009 and increased restructuring and other related charges during fiscal 2009 offset in part by a reduction in normal operating expenses as a result of cost savings programs.

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

Operating margins may vary based on product mix shifts, product life cycles, and seasonality.  We believe the AEG segment will generate relatively small losses in the first half of fiscal 2010 and should be profitable in the second half of fiscal 2010 based on new products with lower costs comprising most of the mix by the second half of the fiscal year.

Interest and Other Income (Expense), Net

Consolidated
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2007	2008	(Decrease)		2008	2009	(Decrease)

Interest and other income (expense), net	$4,089	$5,854	$1,765	43.2%	$5,854	$(3,544)	$(9,398)	(160.5)%
% of total net revenues	0.5%	0.7%	0.2	ppt.	0.7%	(0.5)%	(1.2)	ppt.

We had a net interest and other expense in fiscal 2009 as compared to a net interest and other income in fiscal 2008 due to higher foreign currency losses and lower interest income as a result of lower interest rates on higher cash, cash equivalents and short-term investments.

In comparison to fiscal 2007, interest and other income (expense), net in fiscal 2008 increased primarily due to higher interest income as a result of higher average cash balances and higher average yields, and lower interest expense resulting from the repayment of our line of credit in the fourth quarter of fiscal 2007.

Income Tax Expense (Benefit)

Consolidated
	Fiscal Year Ended				Fiscal Year Ended
	March 31,	March 31,	Increase		March 31,	March 31,	Increase
(in thousands)	2007	2008	(Decrease)		2008	2009	(Decrease)

Income (loss) before income taxes	$61,538	$85,237	$23,699	38.5%	$85,237	$(84,716)	$(169,953)	(199.4)%
Income tax expense (benefit)	11,395	16,842	5,447	47.8%	16,842	(19,817)	(36,659)	(217.7)%
Net income (loss)	$50,143	$68,395	$18,252	36.4%	$68,395	$(64,899)	$(133,294)	(194.9)%

Effective tax rate	18.5%	19.8%	1.3	ppt.	19.8%	23.4%	3.6	ppt.

In comparison to fiscal 2008, the increase in the effective tax rate on the loss before income taxes for fiscal 2009 is primarily due to the change in foreign versus domestic income mix, the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions and the reinstatement of the U.S. research tax credit offset in part by the non-deductible goodwill impairment charge and the release of the deferred tax liability resulting from the impairment of the associated intangible assets.

In comparison to fiscal 2007, the increase in the effective rate for fiscal 2008 was primarily due to reduced federal tax credits in fiscal 2008 as the research credit was available for only nine months in fiscal 2008, compared to fifteen months in fiscal 2007 due to reinstatement of the credit retroactively to January 1, 2006.  We also benefited from a one-time solar credit in fiscal 2007.

Our effective tax rate for fiscal 2009 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, the impairment of non-deductible goodwill and other factors.  Our effective tax rate for fiscal 2008 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, a return to profitability for the AEG business, or a change in estimate of future taxable income which could result in a valuation allowance being required.

On April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  There were no material adjustments as a result of the adoption of FIN 48.  As of March 31, 2009, we had $11.1 million of unrecognized tax benefits compared to $12.4 million as of March 31, 2008, all of which would favorably impact the effective tax rate in future periods if recognized.

It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense.  As of March 31, 2009, we had approximately $1.6 million of accrued interest related to uncertain tax positions, compared to $1.7 million as of March 31, 2008.  No penalties have been accrued.

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

FINANCIAL CONDITION

The table below provides selected consolidated cash flow information, for the periods indicated:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
(in thousands)	2007	2008	2009

Cash provided by operating activities	$73,048	$102,900	$99,150

Cash used for capital expenditures and other assets	$(24,028)	$(23,298)	$(23,682)
Cash provided by (used for) other investing activities	1,546	(18,850)	(59,490)
Cash used for investing activities	$(22,482)	$(42,148)	$(83,172)

Cash provided by (used for) financing activities	$(26,244)	$5,618	$(14,915)

Cash Flows from Operating Activities

Cash flows from operating activities in fiscal 2009 were $99.2 million and consisted of our net loss of $64.9 million offset by non-cash charges of $147.6 million and working capital sources of cash of $16.4 million.  Non-cash charges consisted primarily of $117.5 million related to the impairment of goodwill and long-lived assets, $25.8 million of depreciation and amortization, $15.7 million of stock-based compensation under SFAS No. 123(R), provision for excess and obsolete inventory of $11.4 million, provision for sales allowances and doubtful accounts of $2.7 million offset in part by a $26.9 million benefit from deferred income taxes.  Working capital sources of cash consisted primarily of a decrease in accounts receivable of $50.7 million due to cash collections and lower revenues.  Days Sales Outstanding as of March 31, 2009 was 51 days compared to 57 as of March 31, 2008.  Working capital uses of cash consisted primarily of decreases in accounts payable and accrued liabilities as we reduced our spending during the fiscal year, decreases in gross inventory as we improved management of our inventory levels, and increases in other assets.  Inventory turns decreased to 3.2 as of March 31, 2009 from 3.8 as of March 31, 2008 as a result of our higher inventory balances and lower revenues.

Cash flows from operating activities in fiscal 2008 were $102.9 million and consisted of net income of $68.4 million, non-cash charges of $44.7 million and working capital uses of cash of $10.2 million.  Non-cash charges consisted primarily of $28.5 million of depreciation and amortization, $16.0 million of stock-based compensation under SFAS No. 123(R), provision for excess and obsolete inventory of $7.8 million and restructuring and other related charges of $1.6 million.  Non-cash charges were partially offset by a $9.3 million non-cash benefit related to deferred income taxes.  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable.  Inventory increased to support higher overall volumes and the transition of manufacturing of consumer headsets to our manufacturing facility in Suzhou, China.  Inventory turns remained flat at 3.8 for fiscal 2007 and 2008.  Accounts receivable increased due to higher net revenues.  Days Sales Outstanding as of March 31, 2008 was 57 days compared to 53 days as of March 31, 2007.  Working capital sources of cash consisted primarily of increases in accrued liabilities and income taxes payable which fluctuate with the timing of payments.

Cash flows from operating activities in fiscal 2007 were $73.0 million and consisted of net income of $50.1 million, non-cash charges of $49.5 million and working capital uses of cash of $26.6 million.  Non-cash charges consisted primarily of $29.2 million of depreciation and amortization, $16.9 million of stock-based compensation under SFAS No. 123(R) and provision for excess and obsolete inventory of $14.6 million.  Non-cash charges were partially offset by non-cash benefits of $8.4 million related to deferred income taxes and a $2.5 million gain on the disposal of property, plant and equipment.  Working capital uses of cash consisted primarily of increases in inventory related to finished goods for Bluetooth and wireless office products and working capital sources of cash consisted primarily of a decrease in accounts receivable and an increase in accounts payable and accrued liabilities which fluctuate with the timing of payments.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels and timing of payments.

Cash Flows from Investing Activities

In fiscal 2009, net cash flows used for investing activities was $83.2 million, consisting of capital expenditures of $23.7 million and net purchases of short-term investments of $59.9 million.  Capital expenditures during fiscal 2009 primarily related to $4.3 million in costs to complete construction of the new corporate data center in our Santa Cruz, California headquarters, $3.2 million for the construction of our engineering center in Santa Cruz, California and $2.3 million for various IT projects.

In fiscal 2008, net cash flows used for investing activities was $42.2 million, consisting of capital expenditures of $23.3 million and net purchases of short-term investments of $18.9 million.  Capital expenditures during fiscal 2008 primarily related to building improvements at our Santa Cruz, California headquarters, including $2.7 million to complete the industrial design wing and $1.2 million for work on the construction of the new corporate data center, and $2.0 million for various IT projects.

Net cash flows used for investing activities in fiscal 2007 was $22.5 million and consisted of capital expenditures of $24.0 million primarily related to building improvements at our corporate headquarters in Santa Cruz, California, expansion of a warehouse facility in Milford, Pennsylvania, and the purchase of machinery and equipment, tooling, computers and software and net purchases of short-term investments of $1.1 million, offset by $2.7 million related to the sale of land in Frederick, Maryland in the first quarter of fiscal 2007.

We anticipate our capital expenditures to decrease in fiscal 2010 from fiscal 2009 as we focus on improving return on invested capital and generating cash flow.  However, in the future, we may need additional facilities and capital expenditures to support growth.  We will continue to evaluate new business opportunities and new markets.  If we pursue new opportunities or markets in areas in which we do not have existing facilities, we may need additional expenditures to support future expansion.

Cash Flows from Financing Activities

Net cash flows used for financing activities in fiscal 2009 was $14.9 million and consisted of $17.8 million related to repurchases of common stock and $9.8 million in dividend payments, which were partially offset by $6.9 million in proceeds from the exercise of employee stock options, and $5.2 million in proceeds from the sale of treasury stock related to employee stock plan purchases.

Net cash flows provided by financing activities in fiscal 2008 was $5.6 million and consisted of $9.8 million in proceeds from the exercise of employee stock options, $5.3 million in proceeds from the sale of treasury stock related to employee stock plan purchases and $1.8 million of excess tax benefits from stock-based compensation, which was partially offset by dividend payments of $9.7 million and $1.6 million related to the repurchase of common stock.

Net cash flows used for financing activities in fiscal 2007 was $26.2 million and consisted of $22.0 million related to the repayment of the line of credit which was fully repaid in the fourth quarter of fiscal 2007, $4.0 million related to the repurchase of common stock and dividend payments of $9.5 million.  This was partially offset by $4.9 million in proceeds from the sale of treasury stock related to employee stock plan purchases, $3.3 million in proceeds from the exercise of employee stock options and $1.2 million of excess tax benefits from stock-based compensation.

On May 5, 2009, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on June 10, 2009 to stockholders of record on May 20, 2009.  We expect to continue our quarterly dividend of $0.05 per common share.  The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial condition and financial performance.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been to repurchase stock and for capital expenditures, including tooling for new products and building and leasehold improvements for facilities expansion.  At March 31, 2009, we had working capital of $377.6 million, including $218.2 million of cash, cash equivalents and short-term investments, compared with working capital of $335.0 million, including $163.1 million of cash, cash equivalents and short-term investments at March 31, 2008.

In fiscal 2010, we expect to spend $11.0 to $12.0 million in capital expenditures, primarily consisting of IT related expenditures and tooling for new products.

On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which the Company may purchase shares in the open market from time to time.  During fiscal 2008 and 2009, we repurchased 1,000,000 shares of our common stock under this repurchase plan in the open market at a total cost of $18.3 million and an average price of $18.30 per share.  On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009, we repurchased 89,000 shares of our common stock under this plan in the open market at a total cost of $1.0 million and an average price of $11.54 per share.  As of March 31, 2009, there were 911,000 remaining shares authorized for repurchase.

Our cash and cash equivalents as of March 31, 2009 consists of U.S. Treasury or Treasury-Backed funds and bank deposits with third party financial institutions.  These bank deposit balances are currently insured under the Temporary Liquidity Guarantee (“TLG”) program administered by the Federal Deposit Insurance Corporation (“FDIC”) insurance.  The current terms of the TLG providing for the unlimited insurance are in force through December 31, 2009.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or there are other adverse conditions in the financial markets.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S..  Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

We hold a variety of auction rate securities (“ARS”), primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  These ARS investments are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days. However, the uncertainties in the credit markets have affected all of our holdings, and, as a consequence, these investments are not currently liquid.  As a result, we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition.

In November 2008, we accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for our $28.0 million par value ARS portfolio, providing us with certain rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or liquidation.  We expect to sell our ARS under the Rights.  However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold the Rights, we will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, we recorded the put option at fair value of $3.9 million using the Black-Scholes options pricing model.  As of March 31, 2009, the fair value of the put option was $4.2 million and was recorded within Other assets in the Consolidated balance sheet  with a corresponding credit to Interest and other income (expense), net in the Consolidated statements of operations for year ended March 31, 2009.  The put option does not meet the definition of a derivative instrument under SFAS No. 133.  Therefore, we have elected to measure the put option at fair value under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses will be included in earnings in future periods.

As a result of our intent and ability to hold our ARS investments to maturity, we classified the entire ARS investment balance as long-term investments on our consolidated balance sheet as of March 31, 2008 and 2009.  Prior to accepting the UBS offer in November 2008, we recorded our ARS investments as available-for-sale and any unrealized gains or losses were recorded to Accumulated other comprehensive income (loss) within Stockholders’ Equity.  In connection with the acceptance of the UBS offer in November 2008, resulting in the right to require UBS to purchase the ARS at par value beginning on June 30, 2010, we transferred our ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities reflects management’s intent to exercise our put option during the period from June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer in November 2008, we recognized a loss on the ARS of approximately $4.0 million in Interest and other income (expense).   In the fourth quarter of fiscal 2009, an additional unrealized loss of $0.3 million was recorded to Interest and other income (expense), net which was offset by a $0.3 million unrealized gain recorded on the Rights.

As of March 31, 2009, we utilized a discounted cash flow model to determine an estimated fair value of our investments in ARS.  The key assumptions used in preparing the discounted cash flow model include current estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

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

As of March 31, 2009, we had a credit agreement with Wells Fargo N.A. (“Wells Fargo”) which includes a $100 million revolving line of credit and a letter of credit sub-facility.  Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010.  At March 31, 2009, there were no outstanding borrowings under the credit facility and our commitments under a letter of credit sub-facility were $0.2 million.  The amounts outstanding under the letter of credit sub-facility are principally associated with purchases of inventory.  The terms of the credit facility contain covenants that materially limit our ability to incur additional debt and pay dividends, among other matters.  They also require us to maintain a minimum annual net income, a maximum leverage ratio and a minimum quick ratio.  As a result of our net loss incurred for the third quarter of fiscal 2009, we did not meet the minimum net income covenant under the credit agreement.  We obtained a waiver of default due to this covenant from Wells Fargo for the quarter ended December 31, 2008; however, we could not draw any funds on the line of credit or new letter of credit advances until an additional amendment was entered into with the bank.  Due to overall net loss for fiscal 2009, we continued to be out of compliance with the covenants as of March 31, 2009.  Effective April 1, 2009, we terminated our credit agreement as we believe that our cash, cash equivalents and future cash flows provide sufficient liquidity to fund our operating needs.  Therefore, we are no longer subject to the covenants of the credit agreement in fiscal 2010.  In the first quarter of fiscal 2010, we entered into a standby letter of credit agreement with Wells Fargo which we use to secure small letters of credits with vendors as requested.  As of April 25, 2009, we had $0.2 million in commitments under the new agreement.

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

Our AEG segment has incurred operating losses, including a non-cash goodwill and long-lived asset impairment charge of $117.5 million in the third quarter of fiscal 2009, utilizing more cash than has been generated by that segment.  AEG’s cash deficits have been funded by the cash surpluses generated by ACG.  We anticipate that ACG’s cash surpluses will be sufficient to cover any cash deficits generated by AEG during fiscal 2010.

We believe that our current cash, cash equivalents and cash provided by operations will be sufficient to fund operations for at least the next twelve months and do not believe that any reduction in the liquidity of the ARS will have a material impact on our overall ability to meet our liquidity needs; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Certain Forward-Looking Information” and “Risk Factors” in this Annual Report on Form 10-K for factors that could affect our estimates for future financial needs and sources of working capital.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations that we were reasonably likely to incur as of March 31, 2009 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating leases	$14,774	$5,066	$5,678	$3,037	$993
Unconditional purchase obligations	63,365	63,365	-	-	-
Total contractual cash obligations	$78,139	$68,431	$5,678	$3,037	$993

Effective April 1, 2007, we adopted the provisions of FIN 48.  As of March 31, 2009, the liabilities for uncertain tax positions and related interest were $11.1 million and $1.6 million, respectively.  We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $12.7 million of income taxes payable has been excluded from the table above.  However, long-term income taxes payable on our consolidated balance sheet includes these uncertain tax positions.  We do not anticipate material cash payments to be made within the next twelve months associated with our uncertain tax positions.

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

We believe our most critical accounting policies and estimates include the following:

·	Revenue Recognition
·	Investments
·	Allowance for Doubtful Accounts
·	Inventory and Related Reserves
·	Product Warranty Obligations
·	Goodwill and Intangibles
·	Income Taxes

Revenue Recognition

Revenue from sales of products to customers is recognized when the following criteria have been met:

·	title and risk of ownership are transferred to customers;
·	persuasive evidence of an arrangement exists;
·	the price to the buyer is fixed or determinable; and
·	collection is reasonably assured.

We assess collectibility based on a customer’s credit quality, as well as subjective factors and trends, including historical experience, the age of any existing accounts receivable balances and geographic or country-specific risks and economic conditions that may affect a customers’ ability to pay.  We defer revenue but recognize related cost of revenues if collectibility cannot be reasonably assured.  We recognize revenue net of estimated product returns and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs.

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

Investments

The goals of our investment policy, in order of priority, are preservation of capital, maintenance of liquidity, diversification and maximization of after-tax investment income.  Investments are limited to investment grade securities with limitations by policy on the percent of the total portfolio invested in any one issue.  All of our investments are held in our name at a limited number of major financial institutions.  Investments with remaining maturities greater than one year and ARS that we do not have the ability and intent to liquidate within the next twelve months are classified as long-term investments.  Investments are carried at fair value based upon quoted market prices at the end of the reporting period where available.  Our ARS investments are carried at fair value based on a discounted cash flow model.  As of March 31, 2009, all investments except our ARS portfolio are classified as available-for-sale with unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income (loss) in stockholders’ equity.   The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in Interest and other income (expense), net.  As of March 31, 2009, our ARS portfolio is classified as long-term trading securities due to management’s intent to exercise our put option with UBS Bank during the period from June 30, 2010 to July 3, 2012 with any unrealized losses recorded to Interest and other income (expense), net.

Impairment on investments is determined pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”.  A temporary impairment charge results in an unrealized loss being recorded in the Other comprehensive income (loss) component of Stockholders’ Equity.  Such an unrealized loss does not affect net income (loss) for the applicable accounting period.  An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income for the applicable accounting period.  The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Plantronics to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We regularly perform credit evaluations of our customers’ financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  The allowance for doubtful accounts is reviewed quarterly and adjusted if necessary based on management’s assessment of a customer’s ability to pay.  If the financial condition of customers should deteriorate, additional allowances may be required, which could have an adverse impact on operating expenses.

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

Our products utilize long-lead time parts which are available from a limited set of vendors.  The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has historically contributed to significant inventory write-downs, particularly in inventory for consumer products.  For our commercial products, long life-cycles periodically necessitate last-time buys of raw materials which may be used over the course of several years.  We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements.  If we believe that demand no longer allows us to sell our inventory above cost or at all, we write down that inventory to market or write-off excess and obsolete inventories.  Write-downs are determined by reviewing our demand forecast and by determining what inventory, if any, is not saleable.  Our demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors.  If our demand forecast is greater than actual demand, and we fail to reduce our supply chain accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross profit.

At the point of inventory write-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Product Warranty Obligations

We provide for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product.  The contractual terms may vary depending upon the geographic region in which the customer is located, the brand and type of product sold, and other conditions, which affect or limit the customers’ rights to return product under warranty.  Where specific warranty return rights are given to customers, we accrue for the estimated cost of those warranties at the time revenue is recognized.  Generally, warranties start at the delivery date and continue for one or two years, depending on the type and brand, and the location in which the product was purchased.  Where specific warranty return rights are not given to the customers but where the customers are granted limited rights of return or discounts in lieu of warranty, we record these rights of return or discounts as adjustments to revenue.  In certain circumstances, we may sell product without warranty, and accordingly, no charge is taken for warranty.  Factors that affect the warranty obligation include sales terms, which obligate us to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures.  We assess the adequacy of the recorded warranty obligation quarterly and make adjustments to the obligation based on actual experience and changes in estimated future return rates.  If our estimates are less than the actual costs of providing warranty related services, we could be required to record additional warranty reserves, which would have a negative impact on our gross profit.

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

Goodwill and intangible assets with indefinite lives are not amortized.  Management performs a review at least annually, in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, to determine if the carrying values of goodwill and indefinite lived intangible assets are impaired.  In the third quarter of fiscal 2009, in considering the effects of the current economic environment we determined that sufficient indicators existed requiring us to perform an interim impairment review of our two reporting segments, ACG and AEG.

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level.  Such impairment tests for goodwill include comparing the fair value of a reporting unit with its carrying value, including goodwill.  The estimates of fair values of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows, discount rates, overall market growth and our percentage of that market and growth rates in terminal values, estimated costs, and other factors, which utilize historical data, internal estimates, and in some cases outside data.  If the carrying value of the reporting unit exceeds our estimate of fair value, goodwill may become impaired, and we may be required to record an impairment charge, which would negatively impact our operating results.

The fair value of the ACG reporting unit was determined using an equal weighting of the income approach and the market comparable approach.  For the income approach, we made the following assumptions:  the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 and then growth in line with industry estimated revenues.  Gross margin trends were consistent with historical trends.  A 3% growth factor was used to calculate the terminal value of our reporting units after fiscal year 2017, consistent with the rate used in the prior year.  The discount rate was adjusted from 13% used in the prior year to 14% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  For the market comparable approach, we reviewed comparable companies in the industry.  Revenue multiples were determined for these companies and an average multiple based on prior twelve months revenue of these companies of 0.5 was then applied to the unit revenue.  A 10% control premium was added to determine the value on the marketable controlling interest basis.  Cash and short-term investments were then added back to arrive at an indicated value on a marketable, controlling interest basis.

The fair value of the AEG reporting unit was determined using an equal weighting of the income approach and the underlying asset approach.  For the income approach, we made the following assumptions: the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 with slightly better than historical growth and then growth in line with industry norms for each of the major product lines (Docking Audio and PC Audio).  Gross margin assumptions reflect improved margins as the revenue grows.  A 5% growth factor was used to calculate the terminal value of our reporting units, consistent with the rate used in the prior year.  The discount rate was adjusted from 14% used in the prior year to 15% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  For the underlying asset approach, the asset and liability balances were adjusted to their fair value equivalents.  The fair value of the equity of the business is then indicated by the sum of the fair value of the assets less the fair value of the liabilities.

For both ACG and AEG, the assumptions used in the annual impairment review performed during the fourth quarter of fiscal 2009 were consistent with the assumptions used in the interim impairment review in the third quarter of fiscal 2009 as no significant changes were identified.

In performing the impairment test for intangible assets with indefinite useful lives, we compare the fair value of intangible assets with indefinite useful lives to its carrying value.  The fair value measurement of purchased intangible assets with indefinite lives involves the estimation of the fair value which is based on our assumptions about expected future cash flows, discount rates, growth rates, estimated costs and other factors which utilize historical data, internal estimates, and in some cases outside data.  If the carrying value of the indefinite useful life intangible asset exceeds our estimate of fair value, goodwill may become impaired, and we may be required to record an impairment charge which would negatively impact its operating results.

The fair value of the Altec Lansing trademark and trade name was determined using the income approach with the same assumptions used for the income approach in determining the fair value of the AEG reporting unit.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the current economic downturn, or the period or strength of recovery, made for purposes of testing the goodwill and indefinite lived intangible assets for impairment during the third and fourth quarter of fiscal 2009 will prove to be accurate predictions of the future.  If our assumptions regarding forecasted revenue or margin growth rates of the AEG reporting unit are not achieved or if certain alternatives being evaluated by management to improve the profitability of the AEG segment do not materialize, it is reasonably possible we may be required to record additional impairment charges related to the Altec Lansing trademark and trade name in future periods, whether in connection with our next annual impairment review in the fourth quarter of fiscal 2010 or prior to that if indicators of impairment exist.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

If we were to decrease the long-term growth rate or increase the discount rate used in the income approach by one percentage point, there would be no change in the goodwill impairment amount for the AEG reporting unit and it would not change our conclusion that there was no goodwill impairment in the ACG reporting unit in fiscal 2009.  With respect to the Altec Lansing trademark and trade name, if we were to decrease the long-term growth rate by one percentage point, there would be no significant change in the impairment recorded in fiscal 2009; however, a one percentage point increase in the discount rate would have increased the impairment of the Altec Lansing trademark and trade name by approximately $1.3 million in fiscal 2009.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to ten years.  Long-lived assets, including intangible assets, are reviewed for impairment in accordance with SFAS No. 144, “Impairment of Long-Lived Assets,” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Such conditions may include an economic downturn or a change in the assessment of future operations.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the amount that the carrying value of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

In the third quarter of fiscal 2009, as a result of the impairment indicators that existed, we performed a review of our long-lived assets within the AEG reporting unit to test for impairment in accordance with SFAS No. 144.  The fair value of the intangible assets was determined using a discounted cash flow model based on revenue and cost projections estimated by management for the periods 2010 through 2016 and the following discount rates:  13% for technology, 14.7% for customer contracts and relationships and 15% for the inMotion trade name.

If we were to increase the discount rates used in the discounted cash flow approach by one percentage point, there would be no significant change in the impairment amount recorded in fiscal 2009 for the intangible assets with finite lives within the AEG reporting unit.

Income Taxes

We are subject to income taxes both in the U.S. as well as in several foreign jurisdictions.  We must make certain estimates and judgments in determining income tax expense for the financial statements.  These estimates occur in the calculation of tax benefits and deductions, tax credits, and tax assets and liabilities which are generated from differences in the timing of when items are recognized for book purposes and when they are recognized for tax purposes.

On April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. There were no material adjustments as a result of the adoption of FIN 48.  At the adoption date, we had $12.4 million of unrecognized tax benefits.  As of March 31, 2009, we had $11.1 million of unrecognized tax benefits all of which would favorably impact the effective tax rate in future periods if recognized. We continue to follow the practice of recognizing interest and penalties related to income tax matters as a part of the provision for income taxes.

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

INTEREST RATE AND MARKET RISK

We had cash and cash equivalents totaling $163.1 million at March 31, 2008 compared to $158.2 million at March 31, 2009.  We had no short-term investments as of March 31, 2008 compared to a short term investment balance of $60.0 million at March 31, 2009.  Cash equivalents have a maturity when purchased of three months or less; short-term investments have a maturity of greater than three months and are classified as available-for-sale.  Long-term investments of $23.7 million have maturities greater than one year, or we do not currently have the ability to liquidate the investment.  All of our long-term investments are held in our name at a limited number of major financial institutions and consist of ARS, concentrated primarily in student loans.  We have no exposure to sub-prime mortgage securities.

Interest rates have declined significantly in fiscal 2009 compared to the prior year.  Our cash and cash equivalents, net of short-term working capital needs, are primarily invested in U.S. Treasury funds, which had an average yield of approximately 0.98% for fiscal year 2009.   Approximately 29% of our interest income in fiscal 2009 was derived from our $28.0 million par value ARS portfolio which had an average yield of approximately 3.0%.  The ARS are currently resetting at rates of approximately 1.0% in April 2009.  If these rates continue, our interest income will decrease by approximately $0.6 million in fiscal 2010 as compared to fiscal 2009.  Beyond that, a hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.  In addition, if we sell our ARS under the Rights during the period from June 30, 2010 through July 2, 2012 as we intend to do and invest the proceeds in a securities portfolio similar to our current cash, cash equivalents and short-term investment portfolio as of March 31, 2009, our interest income could decrease.

As of April 25, 2009, we had $0.2 million committed under the new standby letter of credit agreement entered into in the first quarter of fiscal 2010.  If we choose to borrow additional amounts under this agreement in the future and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations.  All of our hedging activities are entered into with large financial institutions including Wells Fargo, Bank of America Corporation and JPMorgan Chase & Co. who are periodically evaluated for credit risks.  We hedge our balance sheet exposure by hedging Euro and Great Britain Pound denominated receivables, payables, and cash balances, and our economic exposure by hedging a portion of anticipated Euro and Great Britain Pound denominated sales.  We can provide no assurance that our strategy will be successfully implemented and that exchange rate fluctuations will not materially adversely affect our business in the future.

We experienced foreign currency losses in fiscal 2009 which our hedging activities helped to reduce.  However, the losses were larger than expected as a result of higher net balance sheet exposures than forecasted along with losses from currencies that we did not hedge.  Although we hedge a portion of our foreign currency exchange exposure, continued weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar, could result in foreign exchange losses in future periods.

Non-designated Hedges

We hedge our Euro and Great Britain Pound denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of March 31, 2009 (in millions):

			Foreign	Foreign
		USD Value of	Exchange Gain	Exchange (Loss)
		Net Foreign	From 10%	From 10%
		Exchange	Appreciation	Depreciation
Currency - forward contracts	Position	Contracts	of USD	of USD
Euro	Sell Euro	$24.9	$2.5	$(2.5)
Great Britain Pound	Sell GBP	9.3	0.9	(0.9)
Net position		$34.2	$3.4	$(3.4)

Cash Flow Hedges

Approximately 39%, 39% and 38% of revenue in fiscal 2007, 2008 and 2009, respectively, was derived from sales outside of the U.S., which were predominantly denominated in the Euro and the Great Britain Pound in each of the fiscal years.

As of March 31, 2009, we had foreign currency call option contracts with notional amounts of approximately €48.4 million and £14.4 million denominated in Euros and Great Britain Pounds, respectively.  As of March 31, 2009, we also had foreign currency put option contracts with notional amounts of approximately €48.4 million and £14.4 million denominated in Euros and Great Britain Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.  If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $7.7 million or a loss of $7.5 million.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of March 31, 2009:

		Foreign	Foreign
	USD Value of	Exchange Gain	Exchange (Loss)
	Net Foreign	From 10%	From 10%
	Exchange	Appreciation	Depreciation
Currency - option contracts	Contracts	of USD	of USD
Call options	$(95.3)	$1.6	$(3.0)
Put options	90.0	6.1	(4.5)
Net position	$(5.3)	$7.7	$(7.5)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at March 28, 2009 and March 29, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(1) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 26, 2009

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	March 31,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$163,091	$158,193
Short-term investments	-	59,987
Accounts receivable, net	131,493	83,657
Inventory, net	127,088	119,296
Deferred income taxes	13,760	12,486
Other current assets	14,771	29,936
Total current assets	450,203	463,555
Long-term investments	25,136	23,718
Property, plant and equipment, net	98,530	95,719
Intangibles, net	91,511	26,575
Goodwill	69,171	14,005
Other assets	6,842	9,548
Total assets	$741,393	$633,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,896	$32,827
Accrued liabilities	67,318	53,143
Total current liabilities	115,214	85,970
Deferred tax liability	32,570	8,085
Long-term income taxes payable	14,137	12,677
Other long-term liabilities	852	1,021
Total liabilities	162,773	107,753

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value per share; 100,000 shares authorized, 67,295 shares and 51,820 shares issued at 2008 and 2009, respectively	673	678
Additional paid-in capital	369,655	386,224
Accumulated other comprehensive income (loss)	(3,581)	8,855
Retained earnings	608,849	203,936
	975,596	599,693
Less: Treasury stock (common: 18,351 and 2,928 shares at 2008 and 2009, respectively) at cost	(396,976)	(74,326)
Total stockholders' equity	578,620	525,367
Total liabilities and stockholders' equity	$741,393	$633,120

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2007	2008	2009

Net revenues	$800,154	$856,286	$765,619
Cost of revenues	491,339	507,181	469,591
Gross profit	308,815	349,105	296,028
Operating expenses:
Research, development and engineering	71,895	76,982	72,061
Selling, general and administrative	182,108	189,156	175,601
Restructuring and other related charges	-	3,584	12,074
Impairment of goodwill and long-lived assets	-	-	117,464
Gain on sale of land	(2,637)	-	-
Total operating expenses	251,366	269,722	377,200
Operating income (loss)	57,449	79,383	(81,172)
Interest and other income (expense), net	4,089	5,854	(3,544)
Income (loss) before income taxes	61,538	85,237	(84,716)
Income tax expense (benefit)	11,395	16,842	(19,817)
Net income (loss)	$50,143	$68,395	$(64,899)

Net income (loss) per share - basic	$1.06	$1.42	$(1.34)

Shares used in basic per share calculations	47,361	48,232	48,589

Net income (loss) per share - diluted	$1.04	$1.39	$(1.34)

Shares used in diluted per share calculations	48,020	49,090	48,589

Cash dividends declared per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Fiscal Year Ended March 31,
	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$50,143	$68,395	$(64,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,151	28,486	25,822
Stock-based compensation	16,919	15,992	15,742
Provision for (benefit from) sales allowances and doubtful accounts	(288)	(232)	2,698
Provision for excess and obsolete inventories	14,551	7,776	11,364
Benefit from deferred income taxes	(8,430)	(9,313)	(26,853)
Income tax benefit associated with stock option exercises	501	1,459	1,025
Excess tax benefit from stock-based compensation	(1,208)	(1,763)	(592)
Impairment of goodwill, intangibles and long-lived assets	800	517	117,464
Non-cash restructuring charges	-	1,557	581
Other operating activities	(2,535)	253	358
Changes in assets and liabilities:
Accounts receivable, net	4,538	(19,196)	50,706
Inventory, net	(35,140)	(8,273)	(5,358)
Other assets	(5,334)	(3,100)	(6,935)
Accounts payable	1,382	(2,060)	(15,069)
Accrued liabilities	8,712	8,731	(6,701)
Income taxes payable	(714)	13,671	(203)
Cash provided by operating activities	73,048	102,900	99,150

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	311,439	328,285	-
Proceeds from maturities of short-term investments	-	-	30,000
Purchase of short-term investments	(312,560)	(347,135)	(89,896)
Proceeds from the sale of land	2,667	-	-
Capital expenditures and other assets	(24,028)	(23,298)	(23,682)
Funds released from escrow related to the Altec acquisition	-	-	406
Cash used for investing activities	(22,482)	(42,148)	(83,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,021)	(1,542)	(17,817)
Proceeds from sale of treasury stock	4,886	5,346	5,198
Proceeds from issuance of common stock	3,266	9,762	6,899
Repayment of line of credit	(22,043)	-	-
Payment of cash dividends	(9,540)	(9,711)	(9,787)
Excess tax benefit from stock-based compensation	1,208	1,763	592
Cash (used for) provided by financing activities	(26,244)	5,618	(14,915)
Effect of exchange rate changes on cash and cash equivalents	1,106	2,590	(5,961)
Net (decrease) increase in cash and cash equivalents	25,428	68,960	(4,898)
Cash and cash equivalents at beginning of year	68,703	94,131	163,091
Cash and cash equivalents at end of year	$94,131	$163,091	$158,193

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$632	$100	$101
Income taxes	$24,836	$13,027	$12,519

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

					Accumulated
					Other			Total
			Additional	Deferred	Compre-			Stock-
	Common Stock		Paid-In	Stock-Based	hensive	Retained	Treasury	holders'
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Stock	Equity
Balances at March 31, 2006	47,538	$662	$325,764	$(8,599)	$3,634	$509,562	$(395,402)	$435,621
Net income	-	-	-	-	-	50,143	-	50,143
Foreign currency translation adjustments	-	-	-	-	2,006	-	-	2,006
Unrealized gain on hedges, net of tax	-	-	-	-	(2,974)	-	-	(2,974)
Comprehensive income								49,175
Exercise of stock options	331	3	3,262	-	-	-	-	3,265
Issuance of restricted common stock	79	1	-	-	-	-	-	1
Repurchase of restricted common stock	(39)	-	-	-	-	-	-	-
Cash dividends declared	-	-	-	-	-	(9,540)	-	(9,540)
Reclassification of unamortized stock-based compensation upon adoption of SFAS 123(R)	-	-	(8,599)	8,599	-	-	-	-
Stock-based compensation	-	-	16,919	-	-	-	-	16,919
Income tax benefit associated with stock options	-	-	501	-	-	-	-	501
Purchase of treasury stock	(175)	-	-	-	-	-	(4,021)	(4,021)
Sale of treasury stock	331	-	2,814	-	-	-	2,072	4,886
Balances at March 31, 2007	48,065	666	340,661	-	2,666	550,165	(397,351)	496,807
Net income	-	-	-	-	-	68,395	-	68,395
Foreign currency translation adjustments	-	-	-	-	1,053	-	-	1,053
Unrealized loss on hedges, net of tax	-	-	-	-	(4,436)	-	-	(4,436)
Unrealized loss on long-term investments, net of tax	-	-	-	-	(2,864)	-	-	(2,864)
Comprehensive income					-			62,148
Exercise of stock options	576	6	9,755	-	-	-	-	9,761
Issuance of restricted common stock	113	1	-	-	-	-	-	1
Repurchase of restricted common stock	(35)	-	-	-	-	-	-	-
Cash dividends declared	-	-	-	-	-	(9,711)	-	(9,711)
Stock-based compensation	-	-	15,992	-	-	-	-	15,992
Income tax benefit associated with stock options	-	-	(182)	-	-	-	-	(182)
Purchase of treasury stock	(82)	-	-	-	-	-	(1,542)	(1,542)
Sale of treasury stock	307	-	3,429	-	-	-	1,917	5,346
Balances at March 31, 2008	48,944	673	369,655	-	(3,581)	608,849	(396,976)	578,620
Net loss	-	-	-	-	-	(64,899)	-	(64,899)
Foreign currency translation adjustments	-	-	-	-	(2,606)	-	-	(2,606)
Unrealized loss on hedges, net of tax	-	-	-	-	12,179	-	-	12,179
Unrealized loss on long-term investments, net of tax	-	-	-	-	2,863	-	-	2,863
Comprehensive loss								(52,463)
Exercise of stock options	359	4	6,894	-	-	-	-	6,898
Issuance of restricted common stock	187	1	-	-	-	-	-	1
Repurchase of restricted common stock	(20)	-	-	-	-	-	-	-
Cash dividends declared	-	-	-	-	-	(9,787)	-	(9,787)
Stock-based compensation	-	-	15,742	-	-	-	-	15,742
Income tax benefit associated with stock options	-	-	(1,025)	-	-	-	-	(1,025)
Purchase of treasury stock	(1,007)	-	-	-	-	-	(17,817)	(17,817)
Sale of treasury stock	429	-	(5,042)	-	-	-	10,240	5,198
Retirement of treasury stock	-	-	-	-	-	(330,227)	330,227	-
Balances at March 31, 2009	48,892	$678	$386,224	$-	$8,855	$203,936	$(74,326)	$525,367

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current years’ presentation.

Segment Information

The Company has two reportable segments, Audio Communications Group (“ACG”) and Audio Entertainment Group (“AEG”).  (See Note 16)

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March.  Fiscal year 2009 ended on March 28, 2009, fiscal year 2008 ended on March 29, 2008, and fiscal year 2007 ended on March 31 2007.  Each fiscal year consisted of 52 weeks.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31.

Financial Instruments

The carrying values of certain of the Company’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to their short maturities.

Cash and Cash Equivalents

All highly liquid investments with original or remaining maturities of three months or less at the date of purchase are classified as cash equivalents.

Investments

The goals of the Company’s investment policy, in order of priority, are preservation of capital, maintenance of liquidity, diversification and maximization of after-tax investment income.  Investments are limited to investment grade securities with limitations by policy on the percent of the total portfolio invested in any one issue.  All of the Company’s investments are held in the Company’s name at a limited number of major financial institutions.  Investments with remaining maturities greater than one year and Auction Rate Securities (“ARS”) that the Company does not have the ability and intent to liquidate within the next twelve months are classified as long-term investments.  Investments are carried at fair value based upon quoted market prices at the end of the reporting period where available.  The Company’s ARS investments are carried at fair value based on a discounted cash flow model.  As of March 31, 2009, all investments, except the ARS, are classified as available-for-sale with unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income (loss) in Stockholders’ Equity.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in Interest and other income (expense), net.  As of March 31, 2009, the Company’s ARS portfolio is classified as long-term trading securities due to management’s intent to exercise our put option with UBS during the period from June 30, 2010 to July 3, 2012.  (See Note 4)

Impairment on investments is determined pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”.  A temporary impairment charge results in an unrealized loss being recorded in the Accumulated other comprehensive income (loss) component of Stockholders’ Equity.  Such an unrealized loss does not affect net income (loss) for the applicable accounting period.  An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income for the applicable accounting period.  The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Plantronics to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Derivatives

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged.  For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Accumulated other comprehensive income (loss) in Stockholders’ Equity and subsequently reclassified into earnings when the hedged exposure affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.  For derivative instruments that are not designated as accounting hedges under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”, changes in fair value are recognized in earnings in the period of change.  The Company does not hold or issue derivative financial instruments for speculative trading purposes.  Plantronics enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk and to date, no such counterparty has failed to meet its financial obligations under such contracts.  (See Note 13)

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Plantronics regularly performs credit evaluations of its customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  The allowance for doubtful accounts is reviewed quarterly and adjusted if necessary based on management’s assessment of a customer’s ability to pay.  If the financial condition of customers should deteriorate, additional allowances may be required which could have an adverse impact on operating expenses.

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

The Company’s products utilize long-lead time parts which are available from a limited set of vendors.  The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has historically contributed to significant inventory write-downs, particularly in inventory for consumer products.  For the Company’s commercial products, long life-cycles periodically necessitate last-time buys of raw materials which may be used over the course of several years.  The Company routinely reviews inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements.  If the Company believes that demand no longer allows the Company to sell inventory above cost or at all, management writes down that inventory to market or writes-off excess and obsolete inventories.  Write-downs are determined by reviewing the Company’s demand forecast and by determining what inventory, if any, is not saleable.  The Company’s demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors.  If the Company’s demand forecast is greater than actual demand, it could be required to write down additional inventory, which would have a negative impact on the Company’s gross profit.

At the point of inventory write-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Product Warranty Obligations

The Company provides for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product.  The contractual terms may vary depending upon the geographic region in which the customer is located, the brand and type of product sold, and other conditions, which affect or limit the customers’ rights to return product under warranty.   Where specific warranty return rights are given to customers, management accrues for the estimated cost of those warranties at the time revenue is recognized.  Generally, warranties start at the delivery date and continue for one or two years, depending on the type and brand, and the location in which the product was purchased.  Where specific warranty return rights are not given to the customers but where the customers are granted limited rights of return or discounts in lieu of warranty, management records these rights of return or discounts as adjustments to revenue.  In certain circumstances, the Company may sell product without warranty, and accordingly, no charge is taken for warranty.  Factors that affect the warranty obligation include sales terms, which obligate the Company to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures.  Management assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on the actual experience and changes in estimates of future return rates.  If the Company’s estimates are less than the actual costs of providing warranty related services, the Company could be required to record additional warranty reserves, which would have a negative impact on its gross profit.

Goodwill and Intangibles

As a result of past acquisitions, the Company has recorded goodwill and intangible assets on the consolidated balance sheets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the Company classifies intangible assets into three categories: (1) goodwill; (2) intangible assets with indefinite lives not subject to amortization; and (3) intangible assets with definite lives subject to amortization.

Goodwill and intangible assets with indefinite lives are not amortized.  At least annually, in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, management performs a review to determine if the carrying values of goodwill and indefinite lived intangible assets are impaired.

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level.  Such impairment tests for goodwill include comparing the fair value of a reporting unit with its carrying value, including goodwill.  The estimates of fair values of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows, discount rates, growth rates, estimated costs, and other factors, which utilize historical data, internal estimates, and in some cases outside data. If the carrying value of the reporting unit exceeds management’s estimate of fair value, goodwill may become impaired, and the Company may be required to record an impairment charge, which would negatively impact its operating results.

The fair value of the ACG reporting unit was determined using an equal weighting of the income approach and the market comparable approach.  For the income approach, the Company made the following assumptions:  the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 and then growth in line with industry estimated revenues.  Gross margin trends were consistent with historical trends.  A 3% growth factor was used to calculate the terminal value of its reporting units after fiscal year 2017, consistent with the rate used in the prior year.  The discount rate was adjusted from 13% used in the prior year to 14% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  For the market comparable approach, the Company reviewed comparable companies in the industry.  Revenue multiples were determined for these companies and an average multiple based on prior twelve months revenue of these companies of 0.5 was then applied to the unit revenue.  A 10% control premium was added to determine the value on the marketable controlling interest basis.  Cash and short-term investments were then added back to arrive at an indicated value on a marketable, controlling interest basis.

The fair value of the AEG reporting unit was determined using an equal weighting of the income approach and the underlying asset approach.  For the income approach, the Company made the following assumptions: the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 with slightly better than historical growth and then growth in line with industry norms for each of the major product lines (Docking Audio and PC Audio).  Gross margin assumptions reflect improved margins as the revenue grows.  A 5% growth factor was used to calculate the terminal value of its reporting units, consistent with the rate used in the prior year.  The discount rate was adjusted from 14% used in the prior year to 15% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  For the underlying asset approach, the asset and liability balances were adjusted to their fair value equivalents.  The fair value of the equity of the business is then indicated by the sum of the fair value of the assets less the fair value of the liabilities.

For both ACG and AEG, the assumptions used in the annual impairment review performed during the fourth quarter of fiscal 2009 were consistent with the assumptions used in the interim impairment review in the third quarter of fiscal 2009 as no significant changes were identified.  (See Note 6)

In performing the impairment test for intangible assets with indefinite useful lives, the Company compares the fair value of intangible assets with indefinite useful lives to its carrying value.  The fair value measurement of purchased intangible assets with indefinite lives involves the estimation of the fair value which is based on management assumptions about expected future cash flows, discount rates, growth rates, estimated costs and other factors which utilize historical data, internal estimates, and in some cases outside data.  If the carrying value of the indefinite useful life intangible asset exceeds management’s estimate of fair value, goodwill may become impaired, and the Company may be required to record an impairment charge which would negatively impact its operating results.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to ten years.  Long-lived assets, including intangible assets, are reviewed for impairment in accordance with SFAS No. 144, “Impairment of Long-Lived Assets,” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Such conditions may include an economic downturn or a change in the assessment of future operations.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.  (See Note 7)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is principally calculated using the straight-line method over the estimated useful lives of the respective assets, which range from two to 30 years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.  Depreciation and amortization expense for fiscal 2007, 2008 and 2009 was $20.8 million, $20.3 million and $19.6 million, respectively.

Costs associated with internal-use software are recorded in accordance with Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Capitalized software costs are amortized on a straight-line basis over the estimated useful life.  Unamortized capitalized software costs were $7.2 million and $9.6 million at March 31, 2008 and 2009, respectively.  The amounts amortized to expense were $3.1 million, $2.4 million, and $3.1 million in fiscal 2007, 2008 and 2009, respectively.

Revenue Recognition

Revenue from sales of products to customers is recognized when the following criteria have been met:

·	title and risk of ownership are transferred to customers;
·	persuasive evidence of an arrangement exists;
·	the price to the buyer is fixed or determinable; and
·	collection is reasonably assured.

The Company assesses collectibility based on a customer’s credit quality, as well as subjective factors and trends, including historical experience, the age of any existing accounts receivable balances and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  The Company defers revenue but recognizes related cost of revenues if collectibility cannot be reasonably assured.  Plantronics recognizes revenue net of estimated product returns and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs.

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

Advertising Costs

Plantronics expenses all advertising costs as incurred.  Advertising expense for the years ended March 31, 2007, 2008 and 2009 was $13.2 million, $9.9 million and $6.9 million, respectively.

Income Taxes

Plantronics is subject to income taxes both in the U.S. as well as in several foreign jurisdictions.  The Company must make certain estimates and judgments in determining income tax expense for its financial statements.  These estimates occur in the calculation of tax benefits and deductions, tax credits, and tax assets and liabilities which are generated from differences in the timing of when items are recognized for book purposes and when they are recognized for tax purposes.

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  There were no material adjustments as a result of the adoption of FIN 48.  At the adoption date, the Company had $12.4 million of unrecognized tax benefits, $9.8 million of which would affect income tax expense if recognized.  As of March 31, 2009, the Company had $11.1 million of unrecognized tax benefits all of which would favorably impact the effective tax rate in future periods if recognized.  The Company continues to follow the practice of recognizing interest and penalties related to income tax matters as a part of the provision for income taxes.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, less common stock subject to repurchase.  Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period.  Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options, the vesting of restricted stock awards and the estimated shares to be purchased under the Company’s employee stock purchase plan, which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.  (See Note 15)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (expense).  Other comprehensive income (loss) refers to income, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss).  Accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated as cash flow hedges, net of tax and unrealized gains and losses related to the Company’s investments, net of tax.

Foreign Operations and Currency Translation

The functional currency of the Company’s foreign sales and marketing offices, except as noted in the following paragraph, is the local currency of the respective operations.  For these foreign operations, the Company translates assets and liabilities into U.S. dollars using the period-end exchange rates in effect as of the balance sheet date and translates revenues and expenses using the average monthly exchange rates.  The resulting cumulative translation adjustments are included in Accumulated other comprehensive income (loss), a separate component of Stockholders' Equity in the accompanying consolidated balance sheets.

The functional currency of the Company’s European finance, sales and logistics headquarters in the Netherlands, sales office, warehouse and distribution center in Hong Kong, sales office and warehouse in Japan, and manufacturing facilities in Tijuana, Mexico and Suzhou, China and foreign research and development facilities, is the U.S. dollar.  For these foreign operations, assets and liabilities denominated in foreign currencies are re-measured at the period-end or historical rates, as appropriate.  Revenues and expenses are re-measured at average monthly rates which the Company believes to be a fair approximation of actual rates.  Currency transaction gains and losses are recognized in current operations.  Realized foreign currency exchange gains (losses) were $2.3 million, $0.9 million, and $(6.3) million in fiscal 2007, 2008 and 2009, respectively.

Stock-Based Compensation Expense

The Company applies SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values.

Under SFAS No. 123(R), the Company elected to apply the modified prospective transition adoption method.  Under this method, compensation expense for share-based payments include: (a) compensation expense for all stock-based payment awards granted prior to but not yet vested as of April 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS  No. 123, and (b) compensation expense for all stock-based payment awards granted or modified on or after April 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The estimated fair value of the Company’s stock-based awards is amortized over the vesting period of the awards on a straight-line basis.  Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures.

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

Treasury Shares

The Company repurchases treasury shares in accordance with approved repurchase plans.  On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009, the Company repurchased 89,000 shares of common stock under this plan in the open market at a total cost of $1.0 million and an average price of $11.54 per share.  As of March 31, 2009, there were 911,000 remaining shares.

On January 13, 2009, the Company retired 16 million shares of treasury stock which were returned to the status of authorized but unissued shares.  This was a non-cash equity transaction in which the cost of the reacquired shares was recorded as a deduction to both retained earnings and treasury stock.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term securities, long-term investments, and trade receivables.  Plantronics’ investment policies for cash limit investments to those that are short-term and low risk and also limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.  As a result of the uncertainties in the credit markets and the UBS offer, the Company has classified all of its ARS investments as long-term since these investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition.  Cash equivalents have a maturity, when purchased, of three months or less; short-term securities have a maturity, when purchased, of greater than three months; and long-term investments have maturities greater than one year, or we do not currently have the ability to liquidate the investment.  Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets.  Plantronics performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.  The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB issued Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157”, (“FSP FAS No. 157-2") which permitted the Company to defer the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), until its first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  The Company believes that the adoption of FSP FAS No. 157-2 for non-financial assets and liabilities will not have an impact on its consolidated financial statements.

In April 2009, the FASB issued three FSPs related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS No. 115-2 and FSP FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.  Finally, FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements.  The three FSPs are effective for periods ending after June 15, 2009.  Early adoption is permitted for periods ending after March 15, 2009, however, the Company elected to adopt the FSPs during the first quarter of 2010.  The Company is evaluating the impact, if any, the FSPs will have on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS No. 141R-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies”, (“FSP FAS No. 141R-1”).  FSP FAS No. 141R-1 amends and clarifies SFAS No. 141(R) to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP FAS No. 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes FSP FAS No. 141R-1 may have a material impact on the Company’s future consolidated financial statements depending on the size and nature of any future business combinations that the Company may enter into.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3).  FSP FAS No.142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  FSP FAS No. 142-3 applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP FAS No. 142-3 is effective for financial statements issued for the Company’s fiscal year beginning April 1, 2009.  Early adoption is prohibited.  The Company is evaluating the impact, if any, that FSP FAS No. 142-3 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method.  FSP EITF 03-6-1 is effective for the Company beginning April 1, 2009.  All prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted.  The Company believes the adoption that FSP EITF 03-6-1 will not have a material impact on its consolidated financial statements.

4.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table presents the Company’s investments at March 31, 2008 and 2009:

(in thousands)	Balances at March 31, 2008				Balances at March 31, 2009
	Cost	Unrealized	Accrued	Fair	Adjusted Cost	Unrealized	Accrued	Fair
	Basis	Gain(Loss)	Interest	Value	Basis	Gain(Loss)	Interest	Value
Short-term investments:
U.S. Treasury Bills	$-	$-	$-	$-	$59,977	$-	$10	$59,987
Total short-term investments	-	-	-	-	59,977	-	10	59,987
Long-term investments:	-	-	-	-	-	-	-	-
Auction rate securities	28,000	(2,864)	-	25,136	23,718	-	-	23,718
Total long-term investments	28,000	(2,864)	-	25,136	23,718	-	-	23,718
Total short-term and long-term investments	$28,000	$(2,864)	$-	$25,136	$83,695	$-	$10	$83,705

At March 31, 2009, all of the Company’s short-term investments consisted of U.S. Treasury Bills and were classified as available-for-sale.  There were no short-term investments as of March 31, 2008.  At March 31, 2008 and 2009, all of the Company’s long-term investments consisted of auction rate securities (“ARS”).  The ARS were classified as available-for-sale as of March 31, 2008.   During the third quarter of fiscal 2009, the ARS were transferred to trading securities at which time the Company recorded unrealized losses of $4.0 million related to its ARS within Interest and other income (expense), net in the consolidated statement of operations which was offset in part by an unrealized gain based on the fair value of the associated put option of $3.9 million also recorded to Interest and other income (expense), net.  In the fourth quarter of fiscal 2009, an additional unrealized loss of $0.3 million related to the ARS was recorded to Interest and other income (expense), net offset by an unrealized gain of $0.3 million also recorded to Interest and other income (expense), net.  The Company did not incur any material realized gains or losses in the years ended March 31, 2007, 2008 or 2009.

The Company adopted SFAS No. 157 for financial assets and liabilities on April 1, 2008.  In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of March 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$171,585	$-	$-	$171,585
Derivative assets	-	7,613	-	7,613
Auction rate securities - trading securities	-	-	23,718	23,718
Derivative - UBS Rights Agreement	-	-	4,180	4,180
Reserve Primary Fund	-	-	162	162
Total assets measured at fair value	$171,585	$7,613	$28,060	$207,258

Derivative liabilities	$950	$875	$-	$1,825

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

As of March 31, 2008 and 2009, the Company has used a discounted cash flow model to determine an estimated fair value of the Company’s investment in ARS.  The key assumptions used in preparing the discounted cash flow model include current estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

In November 2008, the Company accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for its $28.0 million par value ARS portfolio, providing the Company with certain rights related to its ARS (the “Rights”).  The Rights permit the Company to require UBS to purchase the Company’s ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or liquidation.  The Company expects to sell its ARS under the Right.  However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy the Company’s ARS.  So long as the Company holds the Rights, it will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, the Company recorded the put option at fair value of $3.9 million using the Black-Scholes options pricing model.  As of March 31, 2009, the fair value of the put option was $4.2 million and was recorded within Other assets in the Consolidated balance sheet with a corresponding credit to Interest and other income (expense), net in the Consolidated statements of operations in fiscal 2009.  The put option does not meet the definition of a derivative instrument under SFAS No. 133.  Therefore, the Company has elected to measure the put option at fair value under SFAS No. 159 in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses will be included in earnings in future periods.

As a result of the Company’s ability to hold its ARS investments to maturity, the Company has classified the entire ARS investment balance as long-term investments on its consolidated balance sheet as of March 31, 2008 and 2009.  Prior to accepting the UBS offer, the Company recorded its ARS investments as available-for-sale and any unrealized gains or losses were recorded to Accumulated other comprehensive income (loss) within Stockholders’ Equity.  In connection with the acceptance of the UBS offer in November 2008, resulting in the right to require UBS to purchase the ARS at par value beginning on June 30, 2010, the Company transferred its ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities in November 2008 reflects management’s intent to exercise its put option during the period from June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer in November 2008, the Company recognized a loss on the ARS of approximately $4.0 million in Interest and other income (expense), net.   In the fourth quarter of fiscal 2009, an additional unrealized loss of $0.3 million was recorded to Interest and other income (expense), net which was offset by a $0.3 million unrealized gain recorded on the Rights.

As of March 31, 2009, Level 3 assets also include the Company’s holdings in the Reserve Primary Money Market Fund (the “Reserve”) which experienced a decline in net asset value to $0.97 per share due to its exposure to investments held in Lehman Brothers Holdings, Inc. which filed for Chapter 11 bankruptcy protection on September 15, 2008.  As a result, Level 1 and Level 2 inputs are not available to value the investment and the Company determined the fair value based on Level 3 inputs which consisted of reviewing the Reserve’s underlying securities portfolio comprised primarily of discounted notes, certificates of deposit and commercial paper issued by highly-rated institutions.  Based on this analysis, the Company concluded that the fair value of its holdings in the Reserve was lower than the carrying value.  As a result, the Company recorded a realized loss of $0.1 million included in Interest and other income (expense), net in its consolidated statement of income for fiscal 2009.  As of March 31, 2009, the Reserve was classified as a receivable within Other current assets in the Consolidated balance sheet as, in September 2008, the Company attempted to redeem in full all of its holdings in the Reserve and it reasonably expects that distributions from the Reserve will occur within the next twelve months.  During fiscal 2009, the Company received distributions totaling approximately $1.7 million on its holdings.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets:

Changes in Fair Value of Level 3 Financial Assets:
Year ended
(in thousands)	March 31, 2009

Balance at March 31, 2008	$25,136
Change in temporary valuation adjustment included in Accumulated other comprehensive income (loss)	2,863
Unrealized loss included in Interest and other income (expense), net	(4,281)
Recognition of Rights agreement and unrealized gains in Interest and other income (expense), net	3,904
Unrealized gain included in Interest and other income (expense), net	276
Transfer of Reserve Primary Fund from Level 1 to Level 3	162
Balance at March 31, 2009	$28,060

5.      DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

	March 31,
(in thousands)	2008	2009

Accounts receivable, net:

Accounts receivable	$171,611	$118,221
Less: Provisions for returns, promotions and rebates	(38,383)	(31,580)
Less: Allowance for doubtful accounts	(1,735)	(2,984)
	$131,493	$83,657

Inventory, net:

Purchased parts	$36,081	$37,646
Work in process	3,611	4,494
Finished goods	87,396	77,156
	$127,088	$119,296

Property, plant and equipment, net:

Land	$8,647	$8,234
Buildings and improvements (useful life: 7-30 years)	70,518	74,334
Machinery and equipment (useful life: 2-10 years)	106,375	106,129
Software (useful life: 5 years)	25,404	29,231
Construction in progress	6,071	2,069
	217,015	219,997
Less: Accumulated depreciation and amortization	(118,485)	(124,278)
	$98,530	$95,719

Accrued liabilities:

Employee compensation and benefits	$25,089	$17,380
Warranty accrual	10,441	12,424
Accrued advertising and sales and marketing	5,762	3,286
Accrued other	26,026	20,053
	$67,318	$53,143

Changes in the warranty obligation, which are included as a component of accrued liabilities on the consolidated balance sheets, are as follows:

(in thousands)

Warranty obligation at March 31, 2007	$7,240
Warranty provision relating to products shipped during the year	22,095
Deductions for warranty claims processed	(18,894)
Warranty obligation at March 31, 2008	10,441
Warranty provision relating to products shipped during the year	21,595
Deductions for warranty claims processed	(19,612)
Warranty obligation at March 31, 2009	$12,424

6.	GOODWILL

The changes in the carrying value of goodwill during the fiscal years ended March 31, 2008 and 2009 by segment were as follows:

(in thousands)	Audio Communications Group	Audio Entertainment Group	Consolidated

Balance at March 31, 2007	$11,214	$61,611	$72,825
Re-allocation of goodwill	2,902	(2,902)	-
Carrying value adjustments	-	(3,654)	(3,654)
Balance at March 31, 2008	$14,116	$55,055	$69,171
Carrying value adjustments	(111)	(406)	(517)
Impairment to goodwill	-	(54,649)	(54,649)
Balance at March 31, 2009	$14,005	$-	$14,005

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

In the third quarter of fiscal 2009, the Company considered the effect of the current economic environment and determined that sufficient indicators existed requiring it to perform an interim impairment review of the Company’s two reporting segments, ACG and AEG.  The indicators primarily consisted of (1) a decline in revenue and operating margins during the third quarter and the projected future operating results, (2) deteriorating industry and economic trends, and (3) the decline in the Plantronics’ stock price for a sustained period.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company utilized a two-step method for determining goodwill impairment.  In step one, the fair value of each reporting unit, which the Company has determined to be consistent with its operating segments, is determined and compared to the carrying value.

The fair value of the ACG reporting unit was determined using an equal weighting of the income approach and the market comparable approach.  For the income approach, the Company made the following assumptions:  the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 and then growth in line with industry estimated revenues.  Gross margin trends were consistent with historical trends.  A 3% growth factor was used to calculate the terminal value of its reporting units after fiscal year 2017, consistent with the rate used in the prior year.  The discount rate was adjusted from 13% used in the prior year to 14% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  For the market comparable approach, the Company reviewed comparable companies in the industry.  Revenue multiples were determined for these companies and an average multiple based on prior twelve months revenue of these companies of 0.5 was then applied to the unit revenue.  A 10% control premium was added to determine the value on the marketable controlling interest basis.  Cash and short-term investments were then added back to arrive at an indicated value on a marketable, controlling interest basis.  Based on this review, the fair value exceeded the carrying value indicating that there was no impairment related to the ACG reporting unit.

The fair value of the AEG reporting unit was determined using an equal weighting of the income approach and the underlying asset approach.  For the income approach, the Company made the following assumptions: the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 with slightly better than historical growth and then growth in line with industry norms for each of the major product lines (Docking Audio and PC Audio).  Gross margin assumptions reflect improved margins as the revenue grows.  A 5% growth factor was used to calculate the terminal value of its reporting units, consistent with the rate used in the prior year.  The discount rate was adjusted from 14% used in the prior year to 15% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  For the underlying asset approach, the asset and liability balances were adjusted to their fair value equivalents.  The fair value of the equity of the business is then indicated by the sum of the fair value of the assets less the fair value of the liabilities.  Based on this review, the Company determined that the goodwill related to the AEG reporting unit was impaired requiring the Company to perform step two, in which the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, to determine the implied fair value of the goodwill.  The impairment charge, if any, is measured as the difference between the implied fair value of the goodwill and its carrying value.  This resulted in the impairment of 100% of the goodwill related to the AEG reporting segment; therefore, a non-cash impairment charge of $54.7 million was recognized in the third quarter of fiscal 2009.  There was no tax benefit associated with this impairment charge.

In the fourth quarter of fiscal 2009, the Company performed the annual impairment test of the goodwill related to the ACG reporting unit, which indicated that there was no impairment. The assumptions used in the annual impairment review performed during the fourth quarter of fiscal 2009 were consistent with the assumptions used in the interim impairment review in the third quarter of fiscal 2009 as no significant changes were identified.

During fiscal 2009, the Company received a $0.4 million refund from the escrow account related to the Altec Lansing acquisition.  In addition, the Company adjusted the deferred tax account and goodwill account balances also related to the purchase of Altec Lansing.  This resulted in a reduction of goodwill of $0.1 million.

7.	INTANGIBLES

The following tables present the carrying value of acquired intangible assets with remaining net book values as of the periods:

March 31, 2008 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$30,160	$(13,883)	$16,277	6-10 years
State contracts	1,300	(1,161)	139	7 years
Patents	1,420	(1,079)	341	7 years
Customer relationships	18,133	(6,308)	11,825	3-8 years
Trademarks	300	(268)	32	7 years
Trade name - inMotion	5,000	(1,641)	3,359	8 years
Trade name - Altec Lansing	59,100	-	59,100	Indefinite
OEM relationships	700	(262)	438	7 years
Total	$116,113	$(24,602)	$91,511

March 31, 2009 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$9,460	$(5,728)	$3,732	3-10 years
Patents	1,420	(1,257)	163	7 years
Customer relationships	4,405	(787)	3,618	3-8 years
Trade name - inMotion	500	(56)	444	3 years
Trade name - Altec Lansing	18,600	-	18,600	Indefinite
OEM relationships	27	(9)	18	7 years
Total	$34,412	$(7,837)	$26,575

The aggregate amortization expense relating to intangible assets for fiscal 2007, 2008 and 2009 was $8.3 million, $8.1 million and $6.2 million, respectively.

During the fourth quarter of fiscal 2007, the Company reorganized ACG’s Volume Logic business and discontinued development work on a key product.  The Company also determined during the annual planning process in the fourth quarter that revenue estimates for Volume Logic products would be lower in the near term than anticipated at the acquisition date in fiscal 2006.  As a result of these combined triggering events, the Company began a review of the recoverability of its Volume Logic-related intangible assets. Recoverability was measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. The Company determined that the Volume Logic acquired technology intangible assets representing anticipated license revenue had no remaining value and wrote off the remaining carrying value of $0.8 million in cost of revenues.

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

Under SFAS No. 142, the Company tests its indefinite lived assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  The Company used the income approach to test the Altec Lansing trademark and trade name for impairments in the third quarter of fiscal 2009 with the following assumptions: the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 and then growth in line with industry estimated revenues for royalties and each of the major AEG product lines (Docking Audio and PC Audio).  A 5% growth factor was used to calculate the terminal value, consistent with the rate used in the prior year.  The discount rate was adjusted from 14% to 15% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  This resulted in a partial impairment of the Altec Lansing trademark and trade name; therefore, the Company recognized a non-cash impairment charge of $40.5 million in the third quarter of fiscal 2009.  The Company recognized a deferred tax benefit of $15.4 million associated with this impairment charge.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company also reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value based on the discounted future cash flows.  As a result of the decline in forecasted revenues, operating margin and cash flows related to the AEG segment, the Company also evaluated the long-lived assets within the reporting unit.  The fair value of the long-lived assets, which include intangibles and property, plant and equipment, was determined for each individual asset and compared to the asset’s relative carrying value.  This resulted in a partial impairment of the certain long-lived assets; therefore, in the third quarter of fiscal 2009, the Company recognized a non-cash intangible asset impairment charge of $18.2 million, of which $9.1 million related to technology, $6.7 million related to customer relationships and $2.4 million related to the inMotion trade name, and a non-cash impairment charge of $4.1 million related to property, plant and equipment.  The Company recognized a deferred tax benefit of $8.5 million associated with these impairment charges.

In the fourth quarter of fiscal 2009, the Company completed the annual impairment test of the Altec Lansing trademark and trade name, which indicated that there was no further impairment.   The assumptions used in the annual impairment review performed during the fourth quarter of fiscal 2009 were consistent with the assumptions used in the interim impairment review in the third quarter of fiscal 2009 as no significant changes were identified.  Given the current economic environment and the uncertainties regarding the impact on the business, there can be no assurance that the estimates and assumptions regarding the duration of the current economic downturn, or the period or strength of recovery, made for purposes of testing the indefinite lived intangible assets for impairment during the third and fourth quarter of fiscal 2009 will prove to be accurate predictions of the future.  If the assumptions regarding forecasted revenue or margin growth rates of the AEG reporting unit are not achieved or if certain alternatives being evaluated by management to improve the profitability of the AEG segment do not materialize, it is reasonably possible the Company may be required to record additional impairment charges related to the Altec Lansing trademark and trade name in future periods, whether in connection with its next annual impairment review in the fourth quarter of fiscal 2010 or prior to that if indicators of impairment exist.  It is also reasonably possible that an impairment review may be triggered for the remaining intangible assets associated with Altec Lansing.  The net book value of these intangible assets as of March 31, 2009 was $21.9 million.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The estimated future amortization expense for each fiscal year subsequent to fiscal 2009 is as follows:

Fiscal Year Ending March 31,	(in thousands)
2010	$2,470
2011	2,427
2012	1,643
2013	630
2014	805
Total estimated amortization expense	$7,975

8.      RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and SFAS No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS No. 112”).

Q3 Fiscal 2008 Restructuring Action

In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, shut down a related Hong Kong research and development, sales and procurement office and consolidate procurement, research and development activities for AEG in our Shenzhen, China site.  The selling, general and administrative functions of AEG in China have been consolidated with those of ACG throughout the Asia-Pacific region.  These actions resulted in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  This restructuring plan is part of a strategic initiative designed to reduce fixed costs by outsourcing the majority of AEG manufacturing to a network of qualified contract manufacturers already in place.  In November 2007, 730 employees were notified of their termination, 708 in manufacturing, 20 in research and development and 2 in selling, general and administrative.  As of December 31, 2008, all employees had been terminated.  Restructuring and other related charges of approximately $3.7 million related to this restructuring plan, of which $3.6 million was recorded in fiscal 2008 and $0.1 million recorded in fiscal 2009.  The total restructuring charges of $3.7 million consist of $1.4 million for the write-off of facilities and equipment and accelerated depreciation, $1.4 million for severance and benefits, and $0.9 million in professional and administrative and other fees.  All restructuring and other related charges under this plan have been recorded as of March 31, 2009 and all amounts have been paid.

Q1 Fiscal 2009 Restructuring Action

In June 2008, the Company announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  The Company recognized $0.2 million of restructuring charges related to this activity in fiscal 2009, consisting solely of severance, of which substantially all costs have been recorded and paid as of March 31, 2009.

Q3 Fiscal 2009 Restructuring Action

In the third quarter of fiscal 2009, the Company had a reduction in force at AEG’s operations in Luxemburg and Shenzhen, China and ACG’s operations in China as part of the strategic initiative designed to reduce costs.  A total of 624 employees were notified of their termination, all of whom had been terminated as of December 31, 2009.  On January 14, 2009, the Company announced additional reductions in force related to this restructuring plan which included an additional 199 employees located in ACG’s Tijuana, Mexico, U.S., and other global locations who were notified of their termination.  A total of 823 employees, primarily in operations positions but also including other functions, were notified of their termination under this restructuring action, all of whom, except ten employees, had been terminated as of March 31, 2009.  In fiscal 2009, the Company recorded $8.8 million of restructuring charges related to these activities, of which $0.8 million related to the AEG segment and $8.0 million related to the ACG segment.  These costs consisted of $8.1 million in severance and benefits, $0.6 million for the write-off of leasehold improvements due to consolidation of facilities, and $0.1 million in other associated costs.  The Company believes that substantially all of the costs have been incurred as of March 31, 2009,  $2.6 million of which related to ACG has not been paid as of March 31, 2009 and is expected to be paid in the first quarter of fiscal 2010.

Q4 Fiscal 2009 Restructuring Action

At the end of the fourth quarter of fiscal 2009, the Company announced a plan to close our ACG manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products in China.  A total of 656 employees, primarily in operations positions but also included other functions, were notified of their termination of which none of whom had been terminated as of March 31, 2009.  Most of the employees will be terminated in the second quarter of fiscal 2010 when the Company plans to exit the manufacturing facility.  In fiscal 2009, the Company recorded $3.0 million of restructuring charges in the ACG business segment, primarily consisting of severance and benefits.  The Company expects to incur total restructuring and other related charges of $11.0 to $14.0 million related to this action, including approximately $5.5 to $6.5 million in non-cash charges related to accelerated depreciation, which will be recorded within cost of revenues, $3.5 million in employee termination benefits of which $3.0 million was recorded in fiscal 2009 and $2.0 to $4.0 million in other associated costs.  All remaining costs are expected to be incurred during fiscal 2010, and all cash payments are expected to be funded from our operating cash flows.

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

The following table summarizes the Company’s restructuring activities:

(in thousands)	Severance and Benefits	Facilities and Equipment	Other	Total

Restructuring and other related charges	$1,272	$1,519	$793	$3,584
Cash payments	(980)	-	(241)	(1,221)
Non-cash	-	(1,519)	(38)	(1,557)
Restructuring accrual at March 31, 2008	292	-	514	806

Restructuring and other related charges	11,346	545	183	12,074
Cash payments	(6,170)	107	(712)	(6,775)
Non-cash	-	(535)	-	(535)
Restructuring accrual at March 31, 2009	$5,468	$117	$(15)	$5,570

The restructuring accrual is included in accrued liabilities in the Company’s consolidated balance sheet.

9.	BANK LINE OF CREDIT

As of March 31, 2009, the Company had a credit agreement with Wells Fargo which includes a $100 million revolving line of credit and a letter of credit sub-facility.  Borrowings under the line of credit are unsecured and bear interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit expires on August 1, 2010.  The Company repaid the line of credit in the fourth quarter of fiscal 2007.  At March 31, 2008 and 2009, there were no outstanding balances on the line of credit and $1.4 million and $0.2 million committed under the letter of credit sub-facility, respectively.

Borrowings under the credit agreement are subject to certain financial covenants and restrictions that materially limit the Company’s ability to incur additional debt and pay dividends, among other matters.  The Company was out of compliance with the financial covenants under the credit agreement as of March 31, 2009.  Effective April 1, 2009, the Company terminated its credit agreement as it believes it has sufficient cash on hand along with anticipated cash flow to meet future operational requirements.  In the first quarter of fiscal 2010, the Company entered into a standby letter of credit agreement with Wells Fargo which is used to secure small letters of credits with vendors as requested.

10.	COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS. The Company leases certain equipment and facilities under operating leases expiring in various years through 2016.  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2009 are as follows:

Fiscal Year Ending March 31,	(in thousands)

2010	$5,066
2011	3,942
2012	1,736
2013	1,720
2014	1,317
Thereafter	993
Total minimum future rental payments	$14,774

Total rent expense for operating leases was approximately $5.1 million, $6.4 million, and $6.9 million in fiscal 2007, 2008, and 2009, respectively.

EXISTENCE OF RENEWAL OPTIONS. Certain operating leases provide for renewal options for periods from one to three years. In the normal course of business, operating leases are generally renewed or replaced by other leases.

CLAIMS AND LITIGATION. The Company is presently engaged in various legal actions arising in the normal course of business including six class action lawsuits recently filed against the Company alleging that our Bluetooth headsets may cause noise-induced hearing loss. Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the U.S. District Court for the Eastern District of Texas.  Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the U.S. District Court, Central District of California.  Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the U.S. District Court, Middle District of Florida.  Ralph Cook vs. Plantronics, Inc. was filed on February 8, 2007 in the U.S. District Court for the Eastern District of Virginia.  Randy Pierce vs. Plantronics, Inc. was filed on January 10, 2007 in the U.S. District Court for the Eastern District of Arkansas.  Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles.  The complaints state that they do not seek damages for personal injury to any individual.  These complaints seek various remedies, including injunctive relief requiring the Company to include certain additional warnings with its Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset.  Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution.  The federal cases have been consolidated for all pre-trial purposes in the U.S. District Court for the Central District of Los Angeles before Judge Fischer.  The California State Court case was dismissed by the plaintiffs.  The parties have agreed in principle to settle their claims. The Court granted preliminary approval of their proposed nationwide settlement.  The parties are in process of providing notice of the proposed settlement to the nationwide class.  Objections to and opt outs of the settlement are being received.  The Court is scheduled to hear the objections in early July 2009.  The Company anticipates that the settlement will be approved in the second quarter of fiscal 2010.  The Company believes that any loss related to these proceedings would not be material and has adequately reserved for these costs in the consolidated financial statements.

11.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	March 31,
(in thousands)	2008	2009

Net income (loss)	$68,395	$(64,899)

Accumulated unrealized loss on cash flow hedges, net of tax	(5,843)	12,179

Accumulated foreign currency translation adjustments	5,126	(2,606)

Accumulated unrealized loss on long-term investments, net of tax	(2,864)	2,863

	$64,814	$(52,463)

During the first and second quarter of fiscal 2009, the Company recorded further temporary declines in the fair market value of $1.1 million related to its ARS investments.  In the third quarter of fiscal 2009, as a result of changing the classification of the ARS from available-for-sale to trading securities, the Company recorded an other-than-temporary loss of $4.0 million in Interest and other income (expense), net in the Consolidated statement of operations, which reversed the unrealized losses recorded in Accumulated other comprehensive income (loss). (See Note 4)

Capital Stock

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

On October 2, 2005, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which the Company may, from time to time, purchase shares, depending on market conditions, in the open market or privately negotiated transactions.  As of March 31, 2007, there were no remaining shares authorized for repurchase.  On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under a new share repurchase program.  During fiscal 2008 and 2009, the Company repurchased 1,000,000 shares of its common stock under this repurchase plan in the open market at a total cost of $18.3 million and an average price of $18.30 per share.   On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009, the Company repurchased 89,000 shares of its common stock under this plan in the open market at a total cost of $1.0 million and an average price of $11.54 per share.  As of March 31, 2009, there were 911,000 remaining shares authorized for repurchase.  Through employee benefit plans, we reissued 306,607 treasury shares for proceeds of $5.3 million during the year ended March 31, 2008 and 429,743 treasury shares for proceeds of $5.2 million during the year ended March 31, 2009.

In fiscal 2008 and 2009, the Company paid quarterly cash dividends of $0.05 per share resulting in total dividends of $9.7 million and $9.8 million in each year, respectively.

The Company’s current credit facility agreement contains covenants that materially limit our ability to incur additional debt and pay dividends, among other matters.  The covenants also require the Company to maintain annual net income, a maximum leverage ratio and a minimum quick ratio.   As of March 31, 2009, due to the net loss for fiscal 2009 including the impairment of goodwill and long-lived assets, the Company did not meet the minimum net income covenant under the credit agreement.  However, effective April 1, 2009, the Company terminated the credit agreement as it believes it has sufficient cash on hand along with anticipated cash flow to meet future operational requirements.   Therefore, the Company will no longer be subject to any covenants that limit its ability to declare and pay dividends.  The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

On May 5, 2009, the Company announced that the Board of Directors had declared the Company’s twentieth quarterly cash dividend of $0.05 per share of the Company’s common stock, payable on June 10, 2009 to stockholders of record on May 20, 2009.

Stock Option Plans

Employee Stock Plan

In June 2003, the Board of Directors and stockholders approved the Plantronics Inc. Parent Corporation 2003 Stock Plan (the "2003 Stock Plan").  Under the 2003 Stock Plan, 8,000,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were cumulatively reserved since inception for issuance to employees, directors and consultants of Plantronics.  Under the 2003 Stock Plan, the Company may not grant more than 20% of the 1,000,000 shares initially reserved for issuance as Restricted Stock Awards and Restricted Stock Units.  On July 23, 2008, 1.2 million shares were added to the plan.  We have amended the Plan to provide that awards of restricted stock and restricted stock units with a per share or per unit purchase price lower than 100% of fair market value on the grant date will be counted against the total number of shares issuable under the Plan as 2.5 shares for every 1 share subject thereto.  In addition, Board of Directors receive annual grants of 2,000 restricted shares on the date of the annual stockholder’s meeting.  The 2003 Stock Plan has a term of 10 years (unless amended or terminated earlier by the Board of Directors), provides for incentive stock options as well as nonqualified stock options to purchase shares of common stock, and is due to expire in September 2013.  At March 31, 2009, options to purchase 6,741,106 shares of common stock were outstanding and 1,930,959 shares were available for future grant under the 2003 Stock Plan.

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

In September 1993, the Board of Directors approved the Plantronics Inc. Parent Corporation 1993 Stock Option Plan (the "1993 Stock Option Plan").  Under the 1993 Stock Option Plan, 22,927,726 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) were reserved cumulatively since inception for issuance to employees and consultants of Plantronics.  The 1993 Stock Option Plan, which provided for incentive stock options as well as nonqualified stock options to purchase shares of common stock, had a term of 10 years and the ability to grant new options under this 1993 Stock Option Plan expired in September 2003.  At March 31, 2009, options to purchase 3,976,169 shares of common stock were outstanding under the 1993 Stock Option Plan.

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

Directors’ Stock Option Plan

In September 1993, the Board of Directors adopted a Directors' Stock Option Plan (the "Directors' Option Plan") and has reserved cumulatively since inception a total of 300,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) for issuance to non-employee directors of Plantronics. At the end of fiscal year 2009, options to purchase 66,000 shares of common stock were outstanding under the Directors' Option Plan.  All options were granted at fair market value and generally vest over a four-year period.  The ability to grant new options under the Directors’ Option Plan expired by its terms in September 2003, and Directors may participate in the 2003 Stock Plan.

Other Stock Option Plan

In August 2005, the Board of Directors reserved 145,000 shares for the issuance of stock awards to Altec Lansing employees (the “Inducement Plan”).  Subsequent to the Altec Lansing acquisition, the Company granted 129,000 stock options to purchase shares of common stock at a weighted average exercise price of $33.49, which was equal to the fair value of the underlying stock on the grant date.  The Company also issued 5,000 shares of restricted stock to Altec Lansing employees with a purchase price of $0.01 per share under the Inducement Plan.  At March 31, 2009, options to purchase 40,875 shares of common stock were outstanding and the remaining shares of common stock under the Inducement Plan were not available for future grants as the reservation of such shares was subsequently canceled.

Employee Stock Purchase Plan

On June 10, 2002, the Board of Directors of Plantronics approved the 2002 Employee Stock Purchase Plan (the "2002 ESPP"), which was approved by the stockholders on July 17, 2002, to provide certain employees with an opportunity to purchase common stock through payroll deductions.  On July 23, 2008, 0.5 million shares were added to the plan.  The plan qualifies under Section 423 of the Internal Revenue Code.  Under the 2002 ESPP, which is effective through June 2012, the purchase price of Plantronics’ common stock is equal to 85% of the lesser of the fair market value of Plantronics’ common stock on (i) the first day of the offering period, or (ii) the last day of the offering period.  Each offering period is six months long.  There were 242,530, 238,844, and 337,538 shares issued under the 2002 ESPP in fiscal 2007, 2008 and 2009, respectively.  At March 31, 2009, there were 451,993 shares reserved for future issuance under the ESPP.

Stock Option Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during fiscal 2009:

	Options Outstanding
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2008	8,561	$26.32
Options granted	1,502	$18.77
Options exercised	(359)	$19.22		$2,031
Options forfeited or expired	(811)	$27.29
Outstanding at March 31, 2009	8,893	$25.25	3.60	$35
Exercisable at March 31, 2009	6,637	$26.82	2.90	$-

Options outstanding as of March 31, 2009 include 8.7 million shares that are vested or expected to vest with a weighted average exercise price of $25.36, a weighted average remaining contractual life of 3.59 years and an aggregate intrinsic value of $0.1 million.  The total cash received from employees as a result of employee stock option exercises during fiscal 2009 was $6.9 million.  The Company settles employee stock option exercises with newly issued common shares approved by stockholders for inclusion in the 1993 Stock Plan or the 2003 Stock Plan.

Restricted Stock

The following is a summary of the Company’s restricted stock award activity during the fiscal 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2008	288	$26.77
Granted	187	$14.50
Vested	(92)	$26.88
Forfeited	(20)	$27.38
Non-vested at March 31, 2009	363	$20.39

The total fair value of restricted stock awards vested during the year ended March 31, 2009 was $2.5 million.

Stock-Based Compensation

The following table summarizes the amount of stock-based compensation expense recorded under SFAS No. 123(R), included in the consolidated statements of operations:

	Fiscal Year Ended March 31,
(in thousands)	2007	2008	2009

Cost of revenues	$2,908	$2,474	$2,265

Research, development and engineering	3,835	3,552	3,663
Selling, general and administrative	10,176	9,966	9,814
Stock-based compensation expense included in operating expenses	14,011	13,518	13,477

Total stock-based compensation	16,919	15,992	15,742

Income tax benefit	(5,599)	(5,173)	(4,940)

Total stock-based compensation expense, net of tax	$11,320	$10,819	$10,802

As of March 31, 2009, total unrecognized compensation cost related to unvested stock options was $15.4 million which is expected to be recognized over a weighted average period of 2.1 years.  Total unrecognized compensation cost related to non-vested restricted stock awards was $6.1 million as of March 31, 2009 which is expected to be recognized over a weighted average period of 2.9 years and there was $0.5 million of unrecognized compensation cost related to the ESPP as of March 31, 2009 that is expected to be fully recognized during the first two quarters of fiscal 2010.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model. The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
Fiscal Year Ended March 31,	2007	2008	2009	2007	2008	2009
Expected volatility	42.1%	39.6%	51.6%	43.4%	45.3%	63.0%
Risk-free interest rate	4.7%	4.0%	2.9%	5.2%	3.4%	0.9%
Expected dividends	1.0%	0.8%	1.2%	1.2%	0.9%	1.6%
Expected life (in years)	4.2	4.2	4.4	0.5	0.5	0.5
Weighted-average grant date fair value	$7.60	$9.35	$7.65	$4.74	$6.20	$4.56

The expected stock price volatility for the year ended March 31, 2007, 2008 and 2009 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with a term of six months or less. The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

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

The profit sharing plan provides for the distribution of 5% of quarterly profits to qualified employees.  Total profit sharing payments were $3.6 million, $4.4 million and $3.6 million for fiscal 2007, 2008 and 2009, respectively.

The Company has a 401(k) plan that matches 50% of the first 6% of compensation and provides a non-elective company contribution equal to 3% of base salary.   Total Company contributions in fiscal 2008 and 2009 for both the ACG and AEG segments were $3.8 million and $3.9 million, respectively.

13.           FOREIGN CURRENCY DERIVATIVES

The Company uses derivative instruments primarily to manage exposures to foreign currency risks.  The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency.  The program is not designed for trading or speculative purposes.  The Company’s derivatives expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreements.  The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across several major financial institutions.  In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value.  Changes in fair value (i.e. gains or losses) of the derivatives are recorded as Net revenues or Interest and other income (expense), net or as Accumulated other comprehensive income (loss).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives Instruments and Hedging Activities (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  The Company adopted the reporting requirements of SFAS No. 161 during the fourth quarter of fiscal 2009.

Non-Designated Hedges

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  These foreign exchange forward contracts are not subject to the hedge accounting provisions of SFAS No. 133, but are carried at fair value with changes in the fair value recorded within Interest and other income (expense), net on the statement of operations in accordance with SFAS No. 52, "Foreign Currency Translation".  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.  We do not enter into foreign currency forward contracts for trading purposes.

As of March 31, 2009, the Company had foreign currency forward contracts of €18.7 million and £6.5 million denominated in Euros and Great Britain Pounds. As of March 31, 2008, the Company had foreign currency forward contracts of €15.8 million and £6.2 denominated in Euros and Great Britain Pounds.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent, at March 31, 2009 (local currency and dollar amounts in thousands):

	Local Currency	USD Equivalent	Position	Maturity
EUR	18,700	$24,876	Sell Euro	1 month
GBP	6,500	9,296	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in net gains of $2.3 million and $0.9 million in fiscals 2007 and 2008, respectively, and net losses of $6.3 million in fiscal 2009 and are included in Interest and other income (expense), net in the Consolidated statement of operation.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated Euro and Great Britain Pound denominated sales from ACG. The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of SFAS No. 133.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portions of related gains or losses are recorded in the statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes. As of March 31, 2008, the Company had foreign currency put and call option contracts of approximately €48.4 million and £18.7 million.  As of March 31, 2009, it had foreign currency put and call option contracts of approximately €48.4 million and £14.4 million.

In fiscal 2007, 2008, and 2009, realized gains (losses) of $(2.9) million, $(3.9) million and $4.5 million on cash flow hedges were recognized in Net revenues in the consolidated statements of operations.  The Company expects to reclassify the entire amount of $6.7 million of gains accumulated in other comprehensive income (loss) to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The amount in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under SFAS No. 133 were as follows:

					Derivative Liabilites
	Derivative Assets Reported				Reported in Other Current
	in Other Current Assets		Long-term Investments		Accrued Liabilities
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
(in thousands)	2008	2009	2008	2009	2008	2009

Foreign exchange contracts designated as cash flow hedges	$177	$7,613	$-	$-	$6,394	$875
Total derivatives designated as hedging instruments	177	7,613	-	-	6,394	875
Foreign exchange contracts not designated	-	-	-	-	(50)	(2)
Total derivatives	$177	$7,613	$-	$-	$6,444	$877

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income (Loss)

The following table represents only the balance of designated derivative contracts under SFAS No. 133 as of March 31, 2008 and 2009, and the impact of designated derivative contracts on Accumulated other comprehensive income (loss) for the fiscal year ended March 31, 2009:

		Amount of gain (loss)	Amount of gain (loss)
	March 31,	recognized in OCI	to income (loss)	March 31,
(in thousands)	2008	(effective portion)	(effective portion)	2009

Foreign exchange contracts designated as cash flow hedges	$(6,217)	$17,460	$4,505	$6,738

Effect of Designated Derivative Contracts on the Consolidated Statement of Operations

The effect of designated derivative contracts under SFAS No. 133 on results of operations recognized in Net revenues in the Consolidated statement of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2007	2008	2009

Foreign exchange contracts designated as cash flow hedges	$(2,861)	$(3,945)	$4,505

Effect of Non-Designated Derivative Contracts on the Consolidated Statement of Operations

The effect of non-designated derivative contracts under SFAS No. 133 on results of operations recognized in Interest and other income (expense), net in the Consolidated statement of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2007	2008	2009

Gain (loss) on foreign exchange contracts	$(2,002)	$(5,015)	$5,590

14.           INCOME TAXES

Income tax expense (benefit) for fiscal 2007, 2008 and 2009 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2007	2008	2009

Current:
Federal	$12,587	$10,096	$(1,071)
State	1,976	2,443	1,735
Foreign	6,158	9,242	4,934
Total current provision for income taxes	20,721	21,781	5,598

Deferred:
Federal	(7,419)	(3,210)	(21,402)
State	(1,045)	(778)	(3,506)
Foreign	(862)	(951)	(507)
Total deferred benefit for income taxes	(9,326)	(4,939)	(25,415)
Income tax expense (benefit)	$11,395	$16,842	$(19,817)

The components of Income (loss) before income taxes for fiscal 2007, 2008 and 2009 are as follows:

	Fiscal Year Ended March 31,
(in thousands)	2007	2008	2009

United States	$7,136	$19,980	$(110,216)
Foreign	54,402	65,257	25,500
Income (loss) before income tax expense (benefit)	61,538	85,237	(84,716)

The following is a reconciliation between statutory federal income taxes and the total income tax expense (benefit):

(in thousands)	Fiscal Year Ended March 31,
	2007	2008	2009
Tax expense (benefit) at statutory rate	$21,538	$29,833	$(29,651)
Foreign operations taxed at different rates	(9,646)	(13,868)	(3,574)
State taxes, net of federal benefit	930	1,665	(1,771)
Research and development credit	(1,978)	(814)	(3,117)
Goodwill impairment	-	-	19,127
Other, net	551	26	(831)
Income tax expense (benefit)	$11,395	$16,842	$(19,817)

The effective tax rate for fiscal 2007, 2008 and 2009 was 18.5%, 19.8% and 23.4%, respectively.  The effective tax rate for fiscal 2009 is higher than the previous year primarily due to the change in foreign versus domestic income mix, the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions and the reinstatement of the U.S. research tax credit offset by the non-deductible goodwill impairment and the release of the deferred tax liability resulting from the impairment of the associated intangible assets.

The effective tax rate for fiscal 2009 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, the impairment of non-deductible goodwill and other factors.  The effective tax rate for fiscal 2008 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income; tax treaties with foreign jurisdictions; changes in tax laws in the U.S. or internationally; or a change in estimates of future taxable income which could result in a valuation allowance being required.

Permanently reinvested foreign earnings were approximately $337.7 million at March 31, 2009.  The determination of the tax liability that would be incurred if these amounts were remitted back to the U.S. is not practical.

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	March 31,
(in thousands)	2008	2009

Accruals and other reserves	$12,249	$9,887
Deferred state tax	422	233
Deferred foreign tax	685	254
Net operating loss carryover	3,293	3,118
Stock compensation	6,314	8,714
Other deferred tax assets	3,325	3,654
Valuation allowance	(1,088)	(123)
Total deferred tax assets	25,200	25,737

Deferred gains on sales of properties	(2,160)	(2,096)
Purchased intangibles	(36,871)	(10,024)
Unremitted earnings of certain subsidiaries	(3,064)	(3,064)
Fixed asset depreciation	(1,358)	(3,949)
Other deferred tax liabilities	(557)	(2,203)
Total deferred tax liabilities	(44,010)	(21,336)

Net deferred tax asset (liabilities)	$(18,810)	$4,401

The Company evaluates its deferred tax assets including a determination of whether a valuation allowance is necessary based upon its ability to utilize the assets using a more likely than not analysis.  Deferred tax assets are only recorded to the extent that they are realizable based upon past and future income.  The Company has a long established earnings history with taxable income in its carryback years and forecasted future earnings.  The Company has concluded that except for the specific items discussed below, no valuation allowance is required.

As of March 31, 2009, the Company has state tax credit carryforwards of $1.4 million with no expiration provisions.

The Company established a valuation allowance of $1.1 million during fiscal 2008 related to the temporary decline in fair market value of its ARS under SFAS No. 115.  The valuation allowance was recorded to Accumulated other comprehensive income (loss).  During fiscal 2009, the decline in fair value of the ARS was treated as an other-than-temporary loss and the valuation allowance of $1.1 million was reversed. The loss was mostly offset by the value of the Rights offer from UBS the Company accepted during fiscal 2009.  A valuation allowance has been established for the tax effect of the $0.1 million net loss from the decline in value of the ARS offset by the Rights.  The Company has also established a $0.1 million valuation allowance in relation to the operating losses of one of its foreign subsidiaries where there is an insufficient history of earnings to support realization of the deferred tax asset.

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  There were no material adjustments as a result of the adoption of FIN 48.  At the adoption date, the Company had $12.4 million of unrecognized tax benefits.  As of March 31, 2008 and March 31, 2009, respectively, the Company had $12.4 million and $11.1 million of unrecognized tax benefits all of which would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	March 31,
(in thousands)	2008	2009
Balance at beginning of period	$12,456	$12,436
Increase (decrease) of unrecognized tax benefits related to prior years	396	(155)
Increase of unrecognized tax benefits related to the current year	2,977	2,205
Decrease of unrecognized tax benefits related to settlements	(3,156)	-
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(237)	(3,396)
Balance at end of period	$12,436	$11,090

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The interest related to unrecognized tax benefits as of March 31, 2009 is approximately $1.6 million, compared to $1.7 million as of March 31, 2008.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits related to various jurisdictions may be reduced as a result of the lapse of the applicable statute of limitations by the end of fiscal 2010.  The Company cannot reasonably estimate the reductions at this time. Any such reduction could be impacted by other changes in unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  The Company’s U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2006 and 2005, respectively.   Foreign income tax matters for material tax jurisdictions have been concluded through tax years before 2003, except for the United Kingdom, Germany and France which have been concluded through fiscal 2006.

15.	COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

(in thousands, except earnings per share)	Fiscal Year Ended March 31,
	2007	2008	2009

Net income (loss)	$50,143	$68,395	$(64,899)

Weighted average shares-basic	47,361	48,232	48,589
Dilutive effect of employee equity incentive plans	659	858	-
Weighted average shares-diluted	48,020	49,090	48,589

Earnings (loss) per share-basic	$1.06	$1.42	$(1.34)

Earnings (loss) per share-diluted	$1.04	$1.39	$(1.34)

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	5,931	5,791	7,521

For the year ended March 31, 2009, the Company incurred a net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share.  Accordingly, all potentially dilutive common shares attributable to employee equity incentive plans have been excluded from the shares used to calculate diluted earnings per share for this fiscal year.

16.	SEGMENTS AND ENTERPRISE-WIDE DISCLOSURES

The Company evaluates its operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”).  Plantronics’ President and Chief Executive Officer is considered the Company’s chief operating decision maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to and assesses the performance of each operating segment using several metrics including information about segment revenues, gross profit, operating income (loss) before interest and other income (expense), net and income tax expense (benefit), and certain product line information.  Plantronics has two reportable operating segments, ACG and AEG.  ACG represents the original Plantronics business as operated prior to the acquisition of Altec Lansing in the second quarter of fiscal 2006, except as described below.  AEG represents the Altec Lansing business since the date of acquisition on August 18, 2005, and certain research, development, and engineering initiatives, which commenced at the beginning of the first quarter of fiscal 2006.

The results of the reportable segments are derived directly from our internal management reporting system.  The accounting policies of each operating segment results are substantially the same as those used by the consolidated Company.

Financial data for each reportable segment for the fiscal years ended March 31, 2007, 2008 and 2009 is as follows:

	Fiscal Year Ended March 31,
(in thousands)	2007	2008	2009

Net revenues

Audio Communications Group	$676,514	$747,935	$674,590
Audio Entertainment Group	123,640	108,351	91,029
Consolidated net revenues	$800,154	$856,286	$765,619

Gross profit

Audio Communications Group	$295,480	$344,072	$291,931
Audio Entertainment Group	13,335	5,033	4,097
Consolidated gross profit	$308,815	$349,105	$296,028

Operating income (loss)

Audio Communications Group	$84,677	$115,166	$61,461
Audio Entertainment Group	(27,228)	(35,783)	(142,633)
Consolidated operating income (loss)	$57,449	$79,383	$(81,172)

In the second quarter of fiscal 2008, the Company transitioned the responsibility and management of the Altec Lansing branded PC headsets from the AEG segment to the ACG segment, and as a result, effective July 1, 2007, the revenue and resulting gross profit from all PC headsets is now included in the ACG reporting segment within the Gaming and Computer Audio category.  Because AEG has not historically tracked costs and expenses by product line below material cost, prior period segment financial data has not been restated as it is impracticable to determine product line information down to the gross margin or operating income level for periods prior to the second quarter of fiscal 2008.  Net revenues and gross profit for ACG and AEG for the fiscal years ended March 31, 2008 and March 31, 2009 under the old basis of segment reporting would have been:

	Fiscal Year Ended March 31,
(in thousands)	2008	2009

Net revenues

Audio Communications Group	$742,155	$667,023
Audio Entertainment Group	114,131	98,596
Consolidated net revenues	$856,286	$765,619

Gross profit

Audio Communications Group	$341,999	$289,948
Audio Entertainment Group	7,106	6,080
Consolidated gross profit	$349,105	$296,028

Audio Communications Group

ACG designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, which includes corded and cordless communication headsets, audio processors and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes PC and gaming headsets; and “Clarity”, which includes specialty products marketed for hearing impaired individuals.  The following table presents Net revenues by product group within ACG:

	Fiscal Year Ended March 31,
(in thousands)	2007	2008	2009

Net revenues from unaffiliated customers:
Office and contact center	$475,323	$519,958	$429,669
Mobile	146,859	171,880	187,419
Gaming and computer audio	30,162	33,612	34,052
Clarity	24,170	22,485	23,450
Total segment net revenues	$676,514	$747,935	$674,590

Audio Entertainment Group

AEG is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  Major product categories include “Docking  Audio”, which includes all speakers, whether USB, AC or battery-powered, that work with portable digital players such as iPod and other MP3 players and “PC Audio”, which includes self-powered speaker systems used for computers and other multi-media application systems.  “Other” includes headphones and home audio systems.  Currently, all the revenues in AEG are derived from sales of Altec Lansing products.  The following table presents Net revenues by product group within AEG:

	Fiscal Year Ended March 31,
(in thousands)	2007	2008	2009

Net revenues from unaffiliated customers:
Docking Audio	$61,068	$55,399	$46,204
PC Audio	52,496	45,828	38,884
Other	10,076	7,124	5,941
Total segment net revenues	$123,640	$108,351	$91,029

Major Customers

No customer accounted for 10% or more of total net revenues for fiscal years 2007, 2008 and 2009, nor did any one customer account for 10% or more of accounts receivable at March 31, 2008 or March 31, 2009.

Geographic Information

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization.  The following table presents net revenues by geographic area:

	Fiscal Year Ended March 31,
(in thousands)	2007	2008	2009

Net sales from unaffiliated customers:
United States	$490,551	$521,148	$472,239

Europe, Middle East and Africa	195,090	214,621	185,023
Asia Pacific	59,927	62,742	56,160
Americas, excluding United States	54,586	57,775	52,197
Total International net revenues	309,603	335,138	293,380
Total Consolidated net revenues	$800,154	$856,286	$765,619

The following table presents long-lived assets by geographic area:

	Fiscal Year Ended March 31,
(in thousands)	2008	2009

United States	$215,172	$100,173
China	23,191	21,130
Mexico	11,321	8,785
Other countries	9,528	6,211
	$259,212	$136,299

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007[1]	2008[1,2]
	(in thousands, except income per share)

Net revenues	$206,495	$208,224	$232,824	$208,743
Gross profit	$83,546	$84,456	$93,757	$87,346
Net income	$14,975	$16,522	$19,108	$17,790
Basic net income per common share[7]	$0.31	$0.34	$0.39	$0.37
Diluted net income per common share[7]	$0.31	$0.34	$0.39	$0.36
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2008[1,3]	2008[1]	2008[4,5]	2009[5,6]
	(in thousands, except income (loss) per share)

Net revenues	$219,164	$216,856	$182,836	$146,763
Gross profit	$90,879	$93,773	$60,865	$50,511
Net income (loss)	$20,494	$17,648	$(92,009)	$(11,032)
Basic net income (loss) per common share[7]	$0.42	$0.36	$(1.90)	$(0.23)
Diluted net income (loss) per common share[7]	$0.42	$0.36	$(1.90)	$(0.23)
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Each of the Company’s fiscal years ends on the Saturday closest to the last day of March.  The Company’s current and prior fiscal years consist of 52 weeks and each fiscal quarter consists of 13 weeks.  Our interim fiscal quarters for the first, second, third and fourth quarter of fiscal 2008 ended on June 30, 2007, September 29, 2007, December 29, 2007 and March 29, 2008, respectively, and our interim fiscal quarters for the first, second, third and fourth quarter of fiscal 2009 ended on June 28, 2008, September 27, 2008, December 27, 2008 and March 28, 2009, respectively. For purposes of presentation, the Company has indicated its accounting year ended on March 31 and our interim quarterly periods as ending on the applicable month end.

[1]
In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, to shut down a related Hong Kong research and development, sales and procurement office and to consolidate procurement, research and development activities for AEG in the Shenzhen, China site.  As a result of these activities, $2.9 million and $0.7 million in restructuring and other related charges was recorded in the third and fourth quarters of fiscal 2008, respectively.  In addition, in fiscal 2009, $0.2 million and $(0.1) million in restructuring and other related charges was recorded in the first and second quarters, respectively.

[2]
In the fourth quarter of fiscal 2008, the Company recorded adjustments to foreign currency gains and losses recognized in prior periods, a correction of depreciation expense and income tax expense related to prior periods, and a reversal of an allowance for customer discounts recorded in a prior period.  The impact of these adjustments on fourth quarter net income and earnings per share was a decrease of $1.9 million and a decrease of $0.04, respectively.  The Company and its Audit Committee believe that such amounts are not material to the current and previously reported financial statements.

[3]
In the first quarter of fiscal 2009, the Company announced a reduction in force in AEG’s operations in Milford, Pennsylvania as part the strategic initiative to reduce costs.  As a result of these activities, $0.2 million in restructuring and other related charges was recorded in the first quarter of fiscal 2009.

[4]
In the third quarter of fiscal 2009, the Company recorded non-cash impairment charges in the amount of $117.5 million which consisted of $54.7 million related to the goodwill arising from the purchase of Altec Lansing in August 2005, $58.7 million related to intangible assets primarily associated with the Altec Lansing trademark and trade name and $4.1 million related to property, plant and equipment related to the AEG segment.

[5]
In the third quarter of fiscal 2009, the Company announced a reduction in force in AEG’s operation in Luxemburg and Shenzhen, china and ACG’s operations in China, Mexico and various other worldwide locations.  As a result of these activities, $1.0 million and $7.8 million in restructuring and other related charges was recorded in the third and fourth quarters of fiscal 2009, respectively.

[6]
In March 2009, the Company announced a restructuring plan to close its ACG Suzhou, China manufacturing operations in fiscal 2010 in order to outsource manufacturing of its Bluetooth products to an existing supplier in China.  As a result of these activities, $3.0 million in restructuring and other related charges was recorded in the fourth quarter of fiscal 2009.

[7]
Basic and diluted earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that, our internal control over financial reporting was effective as of March 31, 2009,  The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the our internal control over financial reporting which appears on page 60 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One – Election of Directors" in our definitive 2009 Proxy Statement for the annual meeting of stockholders to be held on July 29, 2009 (“2009 Proxy Statement”), expected to be filed with the Securities and Exchange Commission on or about June 12, 2009 is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Employees" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information regarding the standing audit committee and names of the financial expert(s) in the audit committee, under the caption "Corporate Governance” subhead “Audit Committee"  in our 2009 Proxy Statement is incorporated into this Item 10 by reference. Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement is incorporated into this Item 10 by reference.

Code of Ethics

Plantronics has adopted a Worldwide Code of Business Conduct and Ethics (the “Code”), which applies to all Plantronics’ employees, including directors and officers.  The Code is posted on the Plantronics’ corporate website under the Corporate Governance section of Investor Relations portal (www.plantronics.com).  We intend to disclose future amendments to the Code, or any waivers of such provisions granted to executive officers and directors, on this web site within five business days following the date of such amendment or waiver.

Stockholders may request a free copy of the Code from our Investor Relations department as follows:

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

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” under the main caption “Proposal Three – Approval of an Amendment to the 2002 Employee Stock Purchase Plan”, and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2009 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Proposal One – Election of Directors” subhead “Director Independence" in the 2009 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Four" in our 2009 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(2)   Financial Statement Schedules.

PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(in thousands)
		Charged
	Balance	to
	at	Expenses		Balance
	Beginning	or Other		at End
	of Year	Accounts	Deductions	of Year

Allowance for doubtful accounts:
Year ended March 31, 2007	$5,366	$1,590	$(1,878)	$5,078
Year ended March 31, 2008	5,078	(232)	(3,111)	1,735
Year ended March 31, 2009	1,735	1,784	(535)	2,984

Warranty reserves:
Year ended March 31, 2007	$6,276	$15,946	$(14,982)	$7,240
Year ended March 31, 2008	7,240	22,095	(18,894)	10,441
Year ended March 31, 2009	10,441	21,595	(19,612)	12,424

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
May 26, 2009
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

Signature	Title	Date

/s/ Ken Kannappan (Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2009

/s/ Barbara Scherer (Barbara Scherer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 26, 2009

/s/ Marv Tseu (Marv Tseu)	Chairman of the Board and Director	May 26, 2009

/s/ Brian Dexheimer (Brian Dexheimer)	Director	May 26, 2009

/s/ Gregg Hammann (Gregg Hammann)	Director	May 26, 2009

/s/ John Hart (John Hart)	Director	May 26, 2009

/s/ Marshall Mohr (Marshall Mohr)	Director	May 26, 2009

/s/ Roger Wery (Roger Wery)	Director	May 26, 2009

EXHIBITS INDEX

Exhibit Number	Description of Document

3.1.1	Amended and Restated By-Laws of the Registrant (incorporated herein by reference from Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed on January 20, 2009).

3.2.1
2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009 (incorporated herein by reference from Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed on January 20, 2009).

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

10.3.1*	Regular and Supplemental Bonus Plan (incorporated herein by reference from Exhibit (10.4(a)) to the Registrant’s Report on Form 10-K, filed on June 1, 2001).

10.3.2*	Overachievement Bonus Plan (incorporated herein by reference from Exhibit (10.4(b)) to the Registrant’s Report on Form 10-K, filed on June 1, 2001).

10.3.3*	Executive Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Report on Form 8-K, filed on May 2, 2007.

10.3.4*	Executive Incentive Plan, dated May 8, 2009, as amended.

Exhibit Number	Description of Document

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

10.6*	Amended and Restated 2003 Stock Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14-A, filed on May 26, 2004).

10.7*	1993 Stock Option Plan (incorporated herein by reference from Exhibit (10.8) to the Registrant's Annual Report on Form 10-K, filed on June 21, 2002).

10.8.1*	1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.29) to the Registrant's Registration Statement on Form S-1 (as amended), filed on October 20, 1993).

10.8.2*	Amendment to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (4.4) to the Registrant's Registration Statement on Form S-8, filed on October 25, 1996).

10.8.3*	Amendment No. 2 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(a)) to the Registrant's Report on Form 10-K, filed on June 1, 2001).

10.8.4 *	Amendment No. 3 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9(b)) to the Registrant's Report on Form 10-K, filed on June 1, 2001).

10.8.5*	Amendment No. 4 to the 1993 Director Stock Option Plan (incorporated herein by reference from Exhibit (10.9.5) to the Registrant's Annual Report on Form 10-K, filed on June 21, 2002).

10.9.1*	2002 Employee Stock Purchase Plan (incorporated herein by reference from the Registrant's Definitive Proxy Statement on Form 14A, filed on June 3, 2005).

Exhibit Number	Description of Document

10.9.2
Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust (incorporated herein by reference from Exhibit (4.3) to the Registrant's Registration Statement on Form S-8, filed on January 7, 1997).

10.9.3*	Plantronics, Inc. 401(k) Plan, effective as of April 2, 2000 (incorporated herein by reference from Exhibit (10.11) to the Registrant's Report on Form 10-K, filed on June 1, 2001).

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

10.12.1*
Amended and Restated Employment Agreement dated on or about January 26, 2009 between Registrant and Ken Kannappan (incorporated herein by reference from Exhibit (10.2) to the Registrant's Current Report on Form 8-K, filed on January 30, 2009).

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

10.12.6*
Form of Change of Control Severance Agreement, dated on or about January 26, 2009, between Registrant, Barbara Scherer, Don Houston and Rich Pickard (incorporated by reference from Exhibit (10.1) to the Registrant’s Current Report on Form 8-K, filed on January 30, 2009

10.13.1
Credit Agreement dated as of October 31, 2003 between Registrant and Wells Fargo Bank N.A.  (incorporated herein by reference from Exhibit (10.1) of the Registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2003).

10.13.2
Credit Agreement Amendment No. 1 dated as of August, 1, 2004, between Registrant and Wells Fargo Bank N.A. (incorporated herein by reference from Exhibit (10.15.2) to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2004).

10.13.3
Credit Agreement Amendment No.2 dated as of July 11, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.15.1) to the Registrant's Form 8-K, filed on July 15, 2005).

Exhibit Number	Description of Document

10.13.4
Credit Agreement Amendment No.3 dated as of August 11, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.2) to the Registrant's Form 8-K, filed on November 23, 2005).

10.13.5
Credit Agreement Amendment No.4 dated as of November 17, 2005, between Registrant and Wells Fargo Bank National Association (incorporated herein by reference from Exhibit (10.1) to the Registrant’s Form 8-K, filed on November 23, 2005).

10.13.6	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.

10.14*
Restricted Stock Award Agreement dated as of October 12, 2004, between Registrant and certain of its executive officers (incorporated herein by reference from Exhibit (10.1) of the Registrant's Form 8-K, filed on October 14, 2004).

10.15**	Second Amended and Restated Development and Manufacturing Agreement dated March 20, 2009, between Plantronics, B.V., and GoerTek, Inc.

14	Worldwide Code of Business Conduct and Ethics (incorporated herein by reference from Exhibit (14) of the Registrant's Annual Report on Form 10-K, filed on May 31, 2005).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
**	Confidential treatment has been requested as to certain portions of this Exhibit.