Form 10-Q
period 2009-06-27
PLANTRONICS INC /CA/
filed 2009-07-28
CIK 914025

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

As of July 25, 2009, 48,888,145 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Plantronics, the logo design, Altec Lansing, Clarity, Savi, and Sound Innovation are trademarks or registered trademarks of Plantronics, Inc.

iPod is a trademark of Apple Inc., registered in the U.S. and other countries.

The Bluetooth name and the Bluetooth trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2009	June 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$158,193	$203,574
Short-term investments	59,987	49,991
Accounts receivable, net	83,657	88,350
Inventory, net	119,296	108,898
Deferred income taxes	12,486	12,595
Other current assets	29,936	13,571
Total current assets	463,555	476,979
Long-term investments	23,718	20,389
Property, plant and equipment, net	95,719	89,454
Intangibles, net	26,575	25,957
Goodwill	14,005	14,005
Other assets	9,548	12,290
Total assets	$633,120	$639,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,827	$35,945
Accrued liabilities	53,143	52,076
Total current liabilities	85,970	88,021
Deferred tax liability	8,085	7,495
Long-term income taxes payable	12,677	13,505
Other long-term liabilities	1,021	1,003
Total liabilities	107,753	110,024

Stockholders' equity:
Common stock	678	679
Additional paid-in capital	386,224	389,472
Accumulated other comprehensive income	8,855	1,494
Retained earnings	203,936	212,142
	599,693	603,787
Less: Treasury stock, at cost	(74,326)	(74,737)
Total stockholders' equity	525,367	529,050
Total liabilities and stockholders' equity	$633,120	$639,074

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2008	2009

Net revenues	$219,164	$160,125
Cost of revenues	128,285	92,569
Gross profit	90,879	67,556
Operating expenses:
Research, development and engineering	19,695	15,079
Selling, general and administrative	48,398	37,482
Restructuring and other related charges	375	597
Total operating expenses	68,468	53,158
Operating income	22,411	14,398
Interest and other income, net	1,540	1,347
Income before income taxes	23,951	15,745
Income tax expense	3,457	5,095
Net income	$20,494	$10,650

Net income per share - basic	$0.42	$0.22

Shares used in basic earnings per share calculations	48,679	48,527

Net income per share - diluted	$0.42	$0.22

Shares used in diluted earnings per share calculations	49,245	48,665

Cash dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,494	$10,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,123	5,385
Non-cash restructuring charges - accelerated depreciation	-	3,762
Stock-based compensation	4,268	3,502
Benefit from sales allowances and doubtful accounts	-	(581)
Provision for excess and obsolete inventories	1,327	281
Benefit from deferred income taxes	(2,004)	(1,424)
Income tax benefit associated with stock option exercises	272	155
Excess tax benefit from stock-based compensation	(212)	(16)

Changes in assets and liabilities:
Accounts receivable, net	993	(5,152)
Inventory, net	(11,213)	9,236
Other assets	117	1,679
Accounts payable	15,136	3,118
Accrued liabilities	(5,375)	(2,781)
Income taxes	3,083	9,950
Cash provided by operating activities	34,009	37,764

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short-term investments	-	35,000
Purchase of short-term investments	-	(25,000)
Proceeds from sales of property, plant and equipment	-	163
Capital expenditures and other assets	(4,790)	(1,709)
Cash provided by (used for) investing activities	(4,790)	8,454

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(2,369)	(445)
Proceeds from sale of treasury stock	371	18
Proceeds from issuance of common stock	2,036	668
Payment of cash dividends	(2,450)	(2,444)
Excess tax benefit from stock-based compensation	212	16
Cash used for financing activities	(2,200)	(2,187)
Effect of exchange rate changes on cash and cash equivalents	78	1,350
Net increase in cash and cash equivalents	27,097	45,381
Cash and cash equivalents at beginning of period	163,091	158,193
Cash and cash equivalents at end of period	$190,188	$203,574

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the March 31, 2009 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the SEC on May 26, 2009.  The results of operations for the interim period ended June 30, 2009 are not indicative of the results to be expected for the entire fiscal year and any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company has two reportable segments, the Audio Communications Group (“ACG”) and the Audio Entertainment Group (“AEG”).  Management allocates resources to and assesses the performance of each operating segment using several metrics including information about segment revenues, gross profit, operating income (loss) and certain product line information.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 3, 2010 and consists of 53 weeks and the prior fiscal year ended on March 28, 2009 and consisted of 52 weeks.  The Company’s interim periods for the first quarters of fiscal 2010 and 2009 ended on June 27, 2009 and June 28, 2008, respectively and each consisted of 13 weeks.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted SFAS No. 165 in the first quarter of fiscal 2010.  The Company has evaluated all subsequent events through July 28, 2009, the issuance date of the financial statements for the three months ended June 30, 2009.

The Condensed consolidated statement of operations for the three months ended June 30, 2009 includes a correcting adjustment of approximately $1.3 million in Cost of revenues related to an overstatement of duty expense in prior periods, beginning in the third quarter of fiscal 2005 through the fourth quarter of fiscal 2009.  The Company assessed the materiality of the error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB No. 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB No. 108”), and determined that the impact of the correcting adjustment will not be material to its projected full year results for fiscal 2010.  In addition, the Company does not believe the error is material to the amounts reported in prior periods.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for the Company’s financial statements issued beginning in the quarter ending September 30, 2009.  The Company does not expect the adoption of the Codification to have an impact on its consolidated financial statements.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

(in thousands)	March 31, 2009	June 30, 2009

Inventory, net:
Raw materials	$37,646	$29,183
Work in process	4,494	3,506
Finished goods	77,156	76,209
Inventory, net	$119,296	$108,898

If forecasted revenue and gross margin rates of either the ACG or AEG segment are not achieved, it is reasonably possible that the Company may have increased requirements for inventory provisions.

(in thousands)	March 31, 2009	June 30, 2009

Accrued liabilities:
Employee compensation and benefits	$17,380	$18,196
Warranty accrual	12,424	11,690
Accrued advertising and sales and marketing	3,286	3,618
Accrued other	20,053	18,572
Accrued liabilities	$53,143	$52,076

Changes in the warranty obligation, which are included as a component of accrued liabilities on the Condensed consolidated balance sheets, during the three months ended June 30, 2009 are as follows:

(in thousands)

Warranty obligation at March 31, 2009	$12,424
Warranty provision relating to products shipped during the period	3,034
Deductions for warranty claims processed during the period	(3,768)
Warranty obligation at June 30, 2009	$11,690

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table represents the Company’s investments at March 31, 2009 and June 30, 2009:

(in thousands)	Balances at March 31, 2009				Balances at June 30, 2009
	Cost Basis	Unrealized Gain(Loss)	Accrued Interest	Fair Value	Cost Basis	Unrealized Gain(Loss)	Accrued Interest	Fair Value
Short-term investments:
U.S. Treasury Bills	$59,977	$-	$10	$59,987	$49,974	$-	$17	$49,991
Total short-term investments	59,977	-	10	59,987	49,974	-	17	49,991
Long-term investments:
Auction rate securities	23,718	-	-	23,718	20,389	-	-	20,389
Total long-term investments	23,718	-	-	23,718	20,389	-	-	20,389
Total short-term and long-term investments	$83,695	$-	$10	$83,705	$70,363	$-	$17	$70,380

At June 30, 2009 and March 31, 2009, all of the Company’s short-term investments consisted of U.S. Treasury Bills and were classified as available-for-sale.  At June 30, 2009 and March 31, 2009, all of the Company’s long-term investments consisted of auction rate securities (“ARS”) and were classified as trading securities.  The Company did not incur any realized gains or losses in the three months ended June 30, 2009 or 2008.  In the quarter ended June 30, 2009, the Company incurred an unrealized loss on the ARS of $3.3 million which was recorded to Interest and other income, net in the Condensed consolidated statement of operations.  There were no unrealized losses recorded in the statement of operations for the quarter ended June 30, 2008.

In accordance with SFAS No. 157,”Fair Value Measurements”, the following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of June 30, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$192,088	$-	$-	$192,088
Derivative assets	-	1,126	-	1,126
Auction rate securities - trading securities	-	-	20,389	20,389
Derivative - UBS Rights Agreement	-	-	7,514	7,514
Reserve Primary Fund	-	-	72	72
Total assets measured at fair value	$192,088	$1,126	$27,975	$221,189

Derivative liabilities	$198	$3,452	$-	$3,650

Fair Values as of March 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$171,585	$-	$-	$171,585
Derivative assets	-	7,613	-	7,613
Auction rate securities - trading securities	-	-	23,718	23,718
Derivative - UBS Rights Agreement	-	-	4,180	4,180
Reserve Primary Fund	-	-	162	162
Total assets measured at fair value	$171,585	$7,613	$28,060	$207,258

Derivative liabilities	$950	$875	$-	$1,825

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

Level 3 assets consist of auction rate securities (“ARS”), primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  Historically, these ARS investments have provided liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days. The recent uncertainties in the credit markets have affected all of the Company’s holdings, and, as a consequence, these investments are not currently liquid.  As a result, the Company will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition.  The Company currently has the ability to hold these ARS investments until a recovery of the auction process or until maturity.  The Company has classified the entire ARS investment balance as long-term investments on its Condensed consolidated balance sheets as of June 30, 2009 and March 31, 2009 because of the Company’s inability to determine when its investments in ARS will settle.

As of June 30, 2009 and March 31, 2009, the Company has used a discounted cash flow model to determine an estimated fair value of the Company’s investment in ARS.  The key assumptions used in preparing the discounted cash flow model include current estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

In November 2008, the Company accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for its $28.0 million par value ARS portfolio, providing the Company with certain rights related to its ARS (the “Rights”).  The Rights permit the Company to require UBS to purchase the Company’s ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, as long as the Company receives payment at par value upon any sale or liquidation.  The Company expects to sell its ARS under the Rights; however, if the Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy the Company’s ARS.  As long as the Company holds the Rights, it will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The enforceability of the Rights results in a put option and is recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS in November 2008, the Company recorded the put option at fair value of $3.9 million using the Black-Scholes options pricing model.  As of June 30, 2009, the fair value of the put option was $7.5 million compared to the $4.2 million fair value as of March 31, 2009, resulting in an unrealized gain of $3.3 million for the quarter ended June 30, 2009.  The fair value of the put option is recorded within Other assets in the Condensed consolidated balance sheets with the corresponding unrealized gain included in Interest and other income, net in the Condensed consolidated statement of operations.  The put option does not meet the definition of a derivative instrument under SFAS No. 133; therefore, the Company has elected to measure the put option at fair value under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses on the Rights are and will be included in earnings in future periods.

As a result of the Company’s ability to hold its ARS investments to either maturity or until it exercises its put option to UBS, the Company has classified the entire ARS investment balance as Long-term investments on its Condensed consolidated balance sheets as of June 30, 2009 and March 31, 2009.  Prior to accepting the UBS offer, the Company recorded its ARS investments as available-for-sale and any unrealized gains or losses were recorded to Accumulated other comprehensive income within Stockholders’ Equity.  In connection with the acceptance of the UBS offer in November 2008, resulting in the right to require UBS to purchase the ARS at par value beginning on June 30, 2010, the Company transferred its ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities in November 2008 reflects management’s intent to exercise its put option during the period from June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer in November 2008, the Company recognized a loss on the ARS of approximately $4.0 million in Interest and other income, net.   In the first quarter of fiscal 2010, an additional unrealized loss of $3.3 million was recorded to Interest and other income, net which was offset by the $3.3 million unrealized gain recorded on the Rights.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets during the three months ended June 30, 2009:

(in thousands)	Three Months Ended June 30, 2009

Balance at March 31, 2009	$28,060
Unrealized loss on ARS included in Interest and other income, net	(3,329)
Unrealized gain on Rights included in Interest and other income, net	3,334
Distributions received from Reserve Primary Fund	(90)
Balance at June 30, 2009	$27,975

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The following tables present the carrying value of acquired intangible assets with remaining net book values as of each period:

	March 31, 2009			June 30, 2009

(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$9,460	$(5,728)	$3,732	$7,000	$(3,522)	$3,478	3-10 years
Patents	1,420	(1,257)	163	720	(583)	137	7 years
Customer relationships	4,405	(787)	3,618	4,405	(1,082)	3,323	3-8 years
Trade name - inMotion	500	(56)	444	500	(97)	403	3 years
Trade name - Altec Lansing	18,600	-	18,600	18,600	-	18,600	Indefinite
OEM relationships	27	(9)	18	27	(11)	16	7 years
Total	$34,412	$(7,837)	$26,575	$31,252	$(5,295)	$25,957

The aggregate amortization expense relating to purchased intangible assets was $2.0 million and $0.6 million for the three months ended June 30, 2008 and 2009, respectively.  The estimated future amortization expense of purchased intangible assets as of June 30, 2009 is as follows:

Fiscal Year Ending March 31,	(in thousands)
Remainder of 2010	$1,852
2011	2,427
2012	1,643
2013	630
2014	454
Thereafter	351
Total estimated amortization expense	$7,357

Goodwill as of March 31, 2009 and June 30, 2009 was $14.0 million.

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2009, the Company completed the annual impairment test of goodwill and the Altec Lansing trade name, which indicated that there was no impairment.  Accounting principles generally accepted in the U.S. require goodwill be tested at least annually using a two-step process that begins with identifying potential impairment.  Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting unit, including such goodwill.  Where the book value of the reporting unit, including related goodwill, is greater than the reporting unit’s fair value, the second step of the goodwill impairment is performed to measure the amount of impairment loss, if any.  For the three months ended June 30, 2009 and June 30, 2008, the Company did not identify any potential impairment related to its goodwill.

The Company evaluates the recoverability of its property and equipment and other assets, including purchased intangible assets, whenever events or changes in circumstances indicate an impairment has occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  For the three months ended June 30, 2009 and June 30, 2008, no potential impairment related to the Company’s long-lived assets was identified.

As a result of certain alternatives being considered by management for the AEG segment or if the assumptions regarding forecasted revenue or margin growth rates of the AEG reporting unit are not achieved, it is reasonably possible the Company may be required to record additional impairment charges related to the Altec Lansing trademark and trade name, whether in connection with its next annual impairment review in the fourth quarter of fiscal 2010 or prior to that if indicators of impairment exist.  It is also reasonably possible that an interim impairment review may be triggered for the remaining intangible assets associated with Altec Lansing as a result of various alternatives being considered.  The net book value of these intangible assets as of June 30, 2009 was $21.6 million.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

6. RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and SFAS No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS No. 112”).

Q1 Fiscal 2009 Restructuring Action

In June 2008, the Company announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  The Company recognized $0.2 million of restructuring charges related to this activity in the first quarter of fiscal 2009, consisting solely of severance, and all costs were recorded and paid as of March 31, 2009.

Q3 Fiscal 2009 Restructuring Action

In the third quarter of fiscal 2009, the Company had a reduction in force at AEG’s operations in Luxemburg and Shenzhen, China and ACG’s operations in China as part of the strategic initiative designed to reduce costs.  A total of 624 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  On January 14, 2009, the Company announced additional reductions in force related to this restructuring plan which included termination of an additional 199 employees located in ACG’s Tijuana, Mexico, U.S., and other global locations.  An additional three employees were notified of their termination in the first quarter of fiscal 2010.  A total of 826 employees, primarily in operations positions but also including other functions, were notified of their termination under this restructuring action, all except four employees had been terminated as of June 30, 2009.  To date, the Company recorded $8.8 million of restructuring charges related to these activities, of which $0.8 million related to the AEG segment and $8.0 million related to the ACG segment.  These costs consisted of $8.1 million in severance and benefits, $0.6 million for the write-off of leasehold improvements due to consolidation of facilities, and $0.1 million in other associated costs.  No additional charges were incurred for the three months ended June 30, 2009.  The Company believes that substantially all of the costs have been incurred as of June 30, 2009, $0.2 million of which relates to ACG had not been paid as of June 30, 2009 and is expected to be paid in the second quarter of fiscal 2010.

Q4 Fiscal 2009 Restructuring Action

At the end of the fourth quarter of fiscal 2009, the Company announced a plan to close our ACG manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products in China.  A total of 656 employees, primarily in operations positions but also including other functions, were notified of their termination, of which 46 employees have been terminated as of June 30, 2009.  Most of the remaining employees will be terminated in the second quarter of fiscal 2010 when the Company plans to exit the manufacturing facility.

In fiscal 2009, the Company recorded $3.0 million of restructuring charges in the ACG business segment, primarily consisting of severance and benefits.  During the three months ended June 30, 2009, the Company recorded an additional $0.6 million of Restructuring and other related charges in the ACG segment consisting of $0.3 million of severance and benefits and $0.3 million non-cash charges related to the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of this restructuring action.  In addition, in the three months ended June 30, 2009, the Company recorded non-cash charges of $3.5 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues in the Condensed consolidated statement of operations.  To date, the Company has recorded a total of $7.1 million of costs related to this action: $3.6 million in Restructuring and related charges which includes $3.3 million of severance and benefits, and $0.3 million of accelerated depreciation charges and $3.5 million in Cost of revenues for accelerated depreciation.  As of June 30, 2009, $2.0 million was accrued and not paid and is expected to be paid in the second quarter of fiscal 2010.

The Company expects to incur total restructuring and other related charges of approximately $9.0 to $10.0 million related to this action which consists of the following:
  approximately $4.7 to $5.2 million in non-cash charges of accelerated depreciation related to building and equipment associated with manufacturing operations recorded within Cost of revenues, of which $3.5 million has been recorded to date;
  approximately $0.8 million in non-cash charges of accelerated depreciation related to building and equipment associated with research and development and administrative functions, of which $0.3 million has been recorded to date;
  approximately $3.0 to $3.5 million in employee termination benefits, of which $3.3 million has been recorded to date; and
  approximately $0.5 million in other associated costs.
All remaining costs are expected to be incurred during fiscal 2010, and all cash payments are expected to be funded from the Company’s operating cash flows.

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

The following table summarizes the movement in the Company’s restructuring accrual during the three months ended June 30, 2009:

(in thousands)	Severance and Benefits	Facilities and Equipment	Other	Total

Restructuring accrual at March 31, 2009	$5,468	$117	$(15)	$5,570

Restructuring and other related charges	330	264	3	597
Cash payments	(3,507)	-	(17)	(3,524)
Non-cash charges and adjustments	(113)	(381)	97	(397)
Restructuring accrual at June 30, 2009	$2,178	$-	$68	$2,246

The restructuring accrual is included in Accrued liabilities in the Company’s Condensed consolidated balance sheet.

7. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense recorded under SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) included in the Condensed consolidated statements of operations:

	Three Months Ended June 30,
(in thousands)	2008	2009

Cost of revenues	$654	$431

Research, development and engineering	984	820
Selling, general and administrative	2,630	2,251
Stock-based compensation expense included in operating expenses	3,614	3,071

Total stock-based compensation	4,268	3,502
Income tax benefit	(1,301)	(1,057)
Total stock-based compensation, net of tax	$2,967	$2,445

Stock Options

The following is a summary of the Company’s stock option activity during the three months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2009	8,893	$25.25
Options granted	677	$16.93
Options exercised	(40)	$16.46
Options forfeited or expired	(711)	$25.06
Outstanding at June 30, 2009	8,819	$24.66	3.84	$6,364
Vested and expected to vest at June 30, 2009	8,581	$24.84	3.77	$5,895
Exercisable at June 30, 2009	6,356	$26.85	3.02	$1,808

The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2009 was $0.8 million and $0.1 million, respectively.

As of June 30, 2009, total unrecognized compensation cost related to unvested stock options was $16.3 million which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the three months ended June 30, 2009:

	Number of Shares	Average Grant Date
	Shares	Fair Value
	(in thousands)
Non-vested at March 31, 2009	363	$20.39
Granted	-	$-
Vested	(14)	$25.71
Forfeited	(3)	$14.16
Non-vested at June 30, 2009	346	$20.24

As of June 30, 2009, total unrecognized compensation cost related to non-vested restricted stock awards was $5.0 million, which is expected to be recognized over a weighted average period of 2.7 years.  The total fair value of restricted stock awards vested during the three months ended June 30, 2009 was $0.3 million.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	June 30,
Employee Stock Options	2008	2009
Expected volatility	47.0%	56.7%
Risk-free interest rate	3.1%	2.0%
Expected dividends	0.8%	1.2%
Expected life (in years)	4.4	4.5
Weighted-average grant date fair value	$9.51	$7.42

There were no new ESPP offering periods during the three months ended June 30, 2008 and 2009.

8. COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended June 30, 2008 and 2009 are as follows:

	Three Months Ended June 30,
(in thousands)	2008	2009
Net income	$20,494	$10,650
Unrealized gain (loss) on cash flow hedges, net of tax	1,491	(8,640)
Foreign currency translation gain, net of tax	252	1,280
Unrealized loss on long-term investments, net of tax	(931)	-
Comprehensive income	$21,306	$3,290

9. FOREIGN CURRENCY DERIVATIVES

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

In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value.  Changes in fair value (i.e., gains or losses) of the derivatives are recorded as Net revenues or Interest and other income, net in the Condensed consolidated statement of operations or as Accumulated other comprehensive income in the Condensed consolidated balance sheet.

Non-Designated Hedges

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  These foreign exchange forward contracts are not subject to the hedge accounting provisions of SFAS No. 133, but are carried at fair value with changes in the fair value recorded within Interest and other income, net on the Condensed consolidated statement of operations in accordance with SFAS No. 52, "Foreign Currency Translation".  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.  The Company does not enter into foreign currency forward contracts for trading purposes.

As of June 30, 2009, the Company had foreign currency forward contracts of €18.6 million and ₤6.2 million denominated in Euros and Great Britain Pounds, respectively.  These forward contracts hedge against a portion of the Company’s foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent (“USD”), at June 30, 2009:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
Euro ("EUR")	18,600	$26,220	Sell Euro	1 month
Great Britain Pound ("GBP")	6,200	$10,254	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.5 million and $1.0 million in the three months ended June 30, 2008 and 2009, respectively and are included in Interest and other income, net in the Condensed consolidated statement of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated Euro and Great Britain Pound denominated sales from ACG.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of SFAS No. 133.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses are recorded in the Condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes.  As of June 30, 2009, the Company had foreign currency put and call option contracts of approximately €46.3 million and £12.1 million.  As of March 31, 2009, it had foreign currency put and call option contracts of approximately €48.4 million and £14.4 million.

In the three months ended June 30, 2008 and 2009, realized losses of $2.1 million and realized gains of $3.5 million, respectively, on cash flow hedges were recognized in Net revenues in the Condensed consolidated statements of operations.  The Company expects to reclassify the entire amount of $2.3 million of losses accumulated in other comprehensive income to Net revenues during the next twelve months due to the recognition of the hedged forecasted sales.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under SFAS No. 133 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilites Reported in Other Current Accrued Liabilities
(in thousands)	March 31, 2009	June 30, 2009	March 31, 2009	June 30, 2009

Foreign exchange contractsdesignated as cash flow hedges	$7,613	$1,126	$875	$3,452
Total derivatives designated as hedging instruments	7,613	1,126	875	3,452

Foreign exchange contracts not designated	-	-	(2)	(1)
Total derivatives	$7,613	$1,126	$877	$3,453

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under SFAS No. 133 as of March 31, 2009 and June 30, 2009, and the impact of designated derivative contracts on Accumulated other comprehensive income for the three months ended June 30, 2009:

(in thousands)	March 31, 2009	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	June 30, 2009

Foreign exchange contracts designated as cash flow hedges	$6,738	$(5,613)	$3,451	$(2,326)

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under SFAS No. 133 on results of operations recognized in Net revenues in the Condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,
(in thousands)	2008	2009

Foreign exchange contracts designated as cash flow hedges	$(2,067)	$3,451

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under SFAS No. 133 on results of operations recognized in Interest and other income, net in the Condensed consolidated statement of operations was as follows:

	Three Months Ended June 30,
(in thousands)	2008	2009

Loss on foreign exchange contracts	$(101)	$(2,817)

10. INCOME TAXES

The effective tax rate for the three months ended June 30, 2009 was 32.4% compared to 14.4% for the same period a year ago.  The higher effective tax rate in the first quarter of fiscal 2010 is primarily due to the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions during the first quarter of fiscal 2009, no tax benefit from certain foreign restructuring charges and smaller losses in AEG as a percentage of profit before tax in the first quarter of fiscal 2010.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the United States (“U.S.”) or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in the quarter ended June 30, 2008, the Company recognized a tax benefit of $1.7 million, consisting of $1.4 million in tax reserves and $0.3 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions.  There was no release of tax reserves in the quarter ended June 30, 2009.  As of June 30, 2009, the Company had $11.7 million of unrecognized tax benefits compared to $11.1 million at March 31, 2009.  All of the total unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense.  As of June 30, 2009, the Company had approximately $1.8 million of accrued interest related to uncertain tax positions, compared to $1.6 million as of March 31, 2009.  No penalties have been accrued.

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

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are no longer subject to either U.S. federal or state income tax examinations by tax authorities for fiscal years prior to 2006 and 2005, respectively.  Foreign income tax matters for material tax jurisdictions have been concluded through tax years before 2003, except for the United Kingdom, Germany and France which have been concluded through fiscal 2006.

11. COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except per share data)	2008	2009

Net income	$20,494	$10,650

Weighted average shares-basic	48,679	48,527
Dilutive effect of employee equity incentive plans	566	138
Weighted average shares-diluted	49,245	48,665

Earnings per share-basic	$0.42	$0.22

Earnings per share-diluted	$0.42	$0.22

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	6,536	9,145

12. SEGMENT INFORMATION

Financial data for each segment for the three months ended June 30, 2008 and 2009 is as follows:

	Three Months Ended June 30,
(in thousands)	2008	2009

Net revenues
Audio Communications Group	$198,527	$141,162
Audio Entertainment Group	20,637	18,963
Consolidated net revenues	$219,164	$160,125

Gross profit
Audio Communications Group	$89,170	$65,004
Audio Entertainment Group	1,709	2,552
Consolidated gross profit	$90,879	$67,556

Operating income (loss)
Audio Communications Group	$29,023	$17,573
Audio Entertainment Group	(6,612)	(3,175)
Consolidated operating income	$22,411	$14,398

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

	Three Months Ended June 30,
(in thousands)	2008	2009

Net revenues from unaffiliated customers:
Office and Contact Center	$122,803	$95,923
Mobile	59,882	32,310
Gaming and Computer Audio	9,621	8,810
Clarity	6,221	4,119
Total segment net revenues	$198,527	$141,162

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

	Three Months Ended June 30,
(in thousands)	2008	2009

Net revenues from unaffiliated customers:
Docking Audio	$9,772	$9,793
PC Audio	9,178	7,491
Other	1,687	1,679
Total segment net revenues	$20,637	$18,963

Major Customers

No customer accounted for 10% or more of total net revenues for the three months ended June 30, 2008 and 2009, nor did any one customer account for 10% or more of accounts receivable, net at March 31, 2009 and June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).   Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include statements containing our expectations regarding (i) the United States (“U.S.”) and world economy, (ii) our restructuring programs and estimated savings, (iii) our objective to maintain our profitability, be cash flow positive, increase our return on invested capital, and improve our competitive position, (iv) our ability to continue to focus on certain strategic initiatives, (v) the future of Unified Communications (“UC”) technologies, including their implementation, growth in deployments, the effect on headset adoption, and our expectation concerning our revenue opportunity from UC, (vi) our position in the UC market, (vii) our expenses, including research and development expenses and sales, general and administrative expenses,  and (viii) maintaining revenue growth, in addition to other statements regarding out future operations, results of operations, financial condition and prospects and business strategies, (ix) our liquidity including our belief that our cash, cash equivalents and short-term investments, and future cash flows provide sufficient liquidity and that we do not require a credit agreement, and (x) our auction rate securities portfolio, including our agreement with UBS AG, in addition to other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship a broad range of products to approximately 65 countries through a worldwide network of distributors, original equipment manufacturers (“OEMs”), wireless carriers, retailers, and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and, while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

Our consolidated net revenues decreased from $219.2 million in the first quarter of fiscal 2009 to $160.1 million in the first quarter of fiscal 2010, which was primarily attributable to the global recession resulting in revenue declines in all of our major geographies and most of our product groups.  Our consolidated net income decreased from $20.5 million in the first quarter of fiscal 2009 to $10.7 million in the first quarter of fiscal 2010 primarily due to the lower net revenues and $4.1 million of restructuring and other related costs including $3.5 million of accelerated depreciation recorded in Cost of revenues related to the closure of our manufacturing operations in Suzhou, China which was announced in the fourth quarter of fiscal 2009.  The decrease in consolidated net income was due to lower net revenues offset in part by a higher gross profit percentage and reduced operating expenses as a result of various actions taken in fiscal year 2009 in an effort to reduce our cost structure.

In our Audio Communications Group (“ACG”) segment, net revenues decreased from $198.5 million in the first quarter of fiscal 2009 to $141.1 million in the first quarter of fiscal 2010, primarily driven by a decrease in sales of our Bluetooth headsets for the mobile market which decreased 45% from the same quarter a year ago.  The higher net revenues in these products in the prior year was the result of strong demand in the first quarter of fiscal 2009, particularly in the U.S., due in part to the hands-free driving laws that became enforceable on July 1, 2008 in California and Washington.  In the Mobile market, particularly for consumer applications, margins are typically lower than for our enterprise applications due to the level of competition and pricing pressures.  Our strategy for improving the profitability of mobile consumer products is to differentiate our products from our competitors and to provide compelling solutions under our brand with regard to features, design, ease of use, and performance.  Also, to further improve Bluetooth profitability, we are in the process of closing ACG’s Suzhou, China manufacturing operations and outsourcing manufacturing of our Bluetooth products to an existing supplier in China.  We expect to complete this transition by the end of the second quarter of fiscal 2010.  In addition to a decline in sales of our Bluetooth headsets from the first quarter of fiscal 2009, net revenues from office wireless and OCC and mobile corded products declined due to an overall weakened global economy.

In our Audio Entertainment Group (“AEG”) segment, net revenues decreased from $20.6 million in the first quarter of fiscal 2009 to $19.0 million in the first quarter of fiscal 2010 primarily due to a decline in PC Audio sales in the U.S.  Operating losses decreased to $3.2 million in the first quarter of fiscal 2010 compared to $6.6 million in the corresponding period in the prior year primarily due to higher margins and reduced operating costs resulting from our cost reduction efforts.  Our higher margins are attributable to lower amortization of intangible assets as a result of the impairment of certain long-lived assets in the third quarter of fiscal 2009.

In fiscal 2010, we are focused on the following key corporate goals to maximize long-term shareholder value:

•
Be profitable and cash flow positive.   We announced and implemented several restructuring plans in fiscal 2009 along with other cost cutting measures, including management salary reductions, to significantly decrease our operating expenses and overall cost structure.  We believe our cost structure is aligned with current market conditions and supports our plans to remain profitable and cash flow positive; however, we will monitor and realign our cost structure as needed to match actual economic conditions while continuing to invest in new products and sales and support for Unified Communications ("UC") and other key market opportunities.

•
Establish strong UC market position for future growth.  We will continue to focus on UC technologies as we believe the implementation of UC by the business market will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and profit growth.

•
Improve return on invested capital.  We are focused on increasing our profits and reducing our net assets with the goal of improving our return on invested capital.  Initiatives designed to reduce invested capital include: the transition to an outsourced original design manufacturing model for Bluetooth which is helping to reduce inventory and positions us to sell our plant in China; a broad-based tightening of capital expenditures which we believe will yield a 50% reduction in capital expenditures globally in fiscal 2010 compared to fiscal 2009; and leveraging the investments we have made in supply chain management systems to reduce inventory and improve inventory turns.

Our results for the three months ended June 30, 2009 demonstrated progress on these key corporate initiatives.  In the first quarter of fiscal 2010, we had consolidated net income of $10.7 million, an increase from a consolidated net loss of $11.0 million in the fourth quarter of fiscal 2009, and we generated $37.8 million in cash flows from operations.  We had our first quarter of shipments of UC products which consisted of the Savi™ product family.  We also decreased net inventory by $10.4 million and made substantial progress in the transition of the manufacturing of our Bluetooth products to an outsourced supplier which we expect to complete by the end of the second quarter of fiscal 2010.  In addition, capital expenditures were $1.7 million, a decrease of 64% from $4.8 million in the comparable year ago quarter.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the Condensed consolidated statements of operations data and data by segment.  The financial information and the ensuing discussion should be read in conjunction with the accompanying unaudited Condensed consolidated financial statements and notes thereto.

Consolidated

(in thousands)	Three Months Ended June 30,
	2008		2009

Net revenues	$219,164	100.0%	$160,125	100.0%
Cost of revenues	128,285	58.5%	92,569	57.8%
Gross profit	90,879	41.5%	67,556	42.2%

Operating expense:
Research, development and engineering	19,695	9.0%	15,079	9.4%
Selling, general and administrative	48,398	22.1%	37,482	23.4%
Restructuring and other related charges	375	0.2%	597	0.4%
Total operating expenses	68,468	31.3%	53,158	33.2%
Operating income	22,411	10.2%	14,398	9.0%
Interest and other income, net	1,540	0.8%	1,347	0.9%
Income before income taxes	23,951	11.0%	15,745	9.9%
Income tax expense	3,457	1.6%	5,095	3.2%
Net income	$20,494	9.4%	$10,650	6.7%

Audio Communications Group

(in thousands)	Three Months Ended June 30,
	2008		2009

Net revenues	$198,527	100.0%	$141,162	100.0%
Cost of revenues	109,357	55.1%	76,158	54.0%
Gross profit	89,170	44.9%	65,004	46.0%

Operating expense:
Research, development and engineering	17,197	8.7%	13,669	9.7%
Selling, general and administrative	42,950	21.6%	33,184	23.5%
Restructuring and other related charges	-	0.0%	578	0.4%
Total operating expenses	60,147	30.3%	47,431	33.6%
Operating income	$29,023	14.6%	$17,573	12.4%

Audio Entertainment Group

(in thousands)	Three Months Ended June 30,
	2008		2009

Net revenues	$20,637	100.0%	$18,963	100.0%
Cost of revenues	18,928	91.7%	16,411	86.5%
Gross profit	1,709	8.3%	2,552	13.5%

Operating expense:
Research, development and engineering	2,498	12.1%	1,410	7.4%
Selling, general and administrative	5,448	26.4%	4,298	22.7%
Restructuring and other related charges	375	1.8%	19	0.1%
Total operating expenses	8,321	40.3%	5,727	30.2%
Operating loss	$(6,612)	(32.0%)	$(3,175)	(16.7%)

NET REVENUES

Audio Communications Group

	Three Months Ended June 30,		Increase
(in thousands)	2008	2009	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$122,803	$95,923	$(26,880)	(21.9%)
Mobile	59,882	32,310	(27,572)	(46.0%)
Gaming and Computer Audio	9,621	8,810	(811)	(8.4%)
Clarity	6,221	4,119	(2,102)	(33.8%)
Total segment net revenues	$198,527	$141,162	$(57,365)	(28.9%)

Audio Entertainment Group

	Three Months Ended June 30,		Increase
(in thousands)	2008	2009	(Decrease)

Net revenues from unaffiliated customers:
Docking Audio	$9,772	$9,793	$21	0.2%
PC Audio	9,178	7,491	(1,687)	(18.4%)
Other	1,687	1,679	(8)	(0.5%)
Total segment net revenues	$20,637	$18,963	$(1,674)	(8.1%)

Compared to the same quarter a year ago, our consolidated net revenues decreased 27%, from $219.2 million in the first quarter of fiscal 2009 to $160.1 million in the first quarter of fiscal 2010, primarily from the impact on demand due to the global recession.  The decrease in net revenues was mostly attributable to the ACG segment, whose revenues accounted for approximately 88% of consolidated net revenues.  ACG revenues were down compared to the same quarter in the prior year mostly due to lower Mobile and Office and Contact Center headset revenues as a result of the weakened economy.  The decline in ACG Mobile revenues were also significantly lower due to the fact that we had received a benefit in the first quarter of fiscal 2009 which was attributable to rising demand for our Bluetooth headsets as a result of hands-free legislation that was enforced in the states of California and Washington in the U.S. beginning on July 1, 2008.  AEG net revenues decreased 8% compared to the same quarter a year ago and accounted for approximately 12% of net revenues.  The decrease in AEG product revenues was primarily attributable to PC Audio products which declined due to phasing out an older product line with newer versions.  While the transition is progressing well overall, net revenues declined in the current quarter as customers worked through inventories of the older product line before receiving newer products.  In addition, the weaker global economy is also affecting AEG both in PC Audio product sales and in terms of the overall product mix selling throughout the entire portfolio.

ACG

ACG is engaged in the design, manufacture, marketing and sales of headsets for business and consumer applications, and other specialty products.  We make headsets for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, which is defined as corded and cordless communication headsets, amplifiers and telephone systems; “Mobile”, which is defined as Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which is defined as gaming and PC headsets; and “Clarity”, which includes specialty products marketed for hearing impaired individuals.

Office and Contact Center (“OCC”) products represent our largest source of revenues, while our Mobile products represent our largest unit volumes.  Revenues may vary due to seasonality, the timing of the introduction of new products, discounts and other incentives and channel mix.  Wireless office systems and Mobile Bluetooth headsets represented 55% of net revenues in the first quarter of fiscal 2010 compared to 60% in the first quarter of fiscal 2009.

We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders.  Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

Fluctuations in the net revenues of ACG compared to the same quarter a year ago were primarily a result of the following:

•
Mobile net revenues decreased $27.6 million mostly due to weaker consumer spending as a result of the global recession.  In addition, the first quarter of fiscal 2009 included a benefit in Bluetooth headsets revenues from demand attributable to hands-free driving legislation being enforced in the states of California and Washington beginning on July 1, 2008.

•
OCC net revenues decreased $26.9 million mostly due to lower volumes as a result of weaker global economic conditions.  Cordless products revenues decreased $17.0 million while corded product net revenues decreased $9.9 million.

AEG

AEG operates predominantly in the consumer electronics market and focuses on the design, manufacture and distribution of a wide range of audio products.  Our product offerings include computer and digital audio systems, digital radio frequency audio systems, and portable audio products as well as headphones for personal digital media. Major product categories include “Docking Audio”, which is defined as all speakers whether AC or battery-powered that work with portable digital players, such as iPod and other MP3 players; “PC Audio”, which is defined as self-powered speaker systems used for computers and other multi-media application systems; and “Other”, which includes personal audio (headphones) and home audio systems.  Currently, all of the revenues in AEG are derived from our Altec Lansing branded products.

Due to the fact that our AEG products are primarily consumer goods sold in the retail channel, the holiday sales in the December quarter typically account for a seasonal spike in net revenues.

Fluctuations in the net revenues of AEG compared to the same quarter a year ago were primarily a result of  the following:

•
Docking Audio net revenues were consistent with the prior year due to the strength of the product portfolio including a benefit from product placement to a large warehouse club in the first quarter of fiscal 2010.

•
PC Audio product net revenues decreased by $1.7 million as a result of an older product portfolio which is currently being refreshed along with a focus on selective product placement with higher margin customers.

Geographical Information

	Three Months Ended June 30,		Increase
(in thousands)	2008	2009	(Decrease)

Net revenues from unaffiliated customers:
United States	$134,402	$98,787	$(35,615)	(26.5%)

Europe, Middle East and Africa	51,358	38,760	(12,598)	(24.5%)
Asia Pacific	16,687	12,176	(4,511)	(27.0%)
Americas, excluding United States	16,717	10,402	(6,315)	(37.8%)
Total international net revenues	84,762	61,338	(23,424)	(27.6%)

Total consolidated net revenues	$219,164	$160,125	$(59,039)	(26.9%)

Consolidated U.S. net revenue, as a percentage of total net revenues, was consistent with the same quarter last year; however, U.S. net revenue decreased 27% due to the weakened economy and as a result of the higher net revenues from of our Bluetooth product portfolio in the quarter ended June 30, 2008 due to demand attributable to hands-free driving legislation being enforced in the states of California and Washington beginning July 1, 2008.  Consolidated international net revenues were also consistent as a percentage of total net revenues, but decreased by 28% from the first quarter of fiscal 2009 due to the overall weakened global economy.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, including material and direct labor, our operations management team and indirect labor such as supervisors and warehouse workers, freight expense, warranty expense, reserves for excess and obsolete inventory, depreciation, royalties, and allocations of overhead costs, including facilities and IT costs.

	Three Months Ended June 30,		Increase
(in thousands)	2008	2009	(Decrease)

Consolidated
Net revenues	$219,164	$160,125	$(59,039)	(26.9%)
Cost of revenues	128,285	92,569	(35,716)	(27.8%)
Consolidated gross profit	$90,879	$67,556	$(23,323)	(25.7%)
Consolidated gross profit %	41.5%	42.2%	0.7	ppt.

Audio Communications Group
Net revenues	$198,527	$141,162	$(57,365)	(28.9%)
Cost of revenues	109,357	76,158	(33,199)	(30.4%)
Segment gross profit	$89,170	$65,004	$(24,166)	(27.1%)
Segment gross profit %	44.9%	46.0%	1.1	ppt.

Audio Entertainment Group
Net revenues	$20,637	$18,963	$(1,674)	(8.1%)
Cost of revenues	18,928	16,411	(2,517)	(13.3%)
Segment gross profit	$1,709	$2,552	$843	49.3%
Segment gross profit %	8.3%	13.5%	5.2	ppt.

In the first quarter of fiscal 2010, compared to the same quarter a year ago, consolidated gross profit decreased 26%, from $90.9 million in the first quarter of fiscal 2009 to $67.6 million in the first quarter of fiscal 2010.   The decrease in consolidated gross profit was attributable to the ACG segment, whose gross profit accounted for approximately 96% of consolidated gross profit, partially offset by  an increase in AEG gross profit which accounted for approximately 4% of consolidated gross profit.

Fluctuations in the gross profit of ACG and AEG compared to the same quarter a year ago were as follows:

ACG

The decrease in gross profit was primarily due to lower net revenues.  As a percentage of net revenues, the increase in gross profit of 1.1 percentage points is primarily due to the following:

•
a 3.2 percentage point benefit from higher product margins driven by a favorable product mix with a higher portion of OCC corded revenues which generally have a higher gross margin than cordless products, and lower discounts on OCC products;

•	a 1.5 percentage point benefit from lower warranty and excess and obsolete inventory provisions;
•	a 1.1 percentage point benefit from lower freight expenses due to lower inventory receipts and lower fuel surcharges;
•	a 0.9 percentage point benefit from a one-time correcting adjustment due to the overstatement of duty expense in prior periods;

•
a 2.7 percentage point detriment from accelerated depreciation of manufacturing property, plant and equipment under our Q4 fiscal 2009 restructuring action related to the pending closure of our Suzhou, China manufacturing facility; and

•	a 2.8 percentage point detriment from the impact of lower production volumes on manufacturing costs.

Gross profit for the three months ended June 30, 2009 includes a correcting adjustment of approximately $1.3 million related to an overstatement of duty expense in prior periods, beginning in the third quarter of fiscal 2005 through the fourth quarter of fiscal 2009.  We assessed the materiality of the error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB No. 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (SAB No. 108), and determined the impact of the correcting adjustment will not be material to our projected full year results for fiscal 2010.  In addition, we do not believe the error is material to the amounts reported in prior periods.

AEG

The increase in gross profit was primarily due to improved gross margin.  As a percentage of net revenues, gross profit increased 5.2 percentage points primarily due to the following:

•	a 4.1 percentage point benefit from cost reductions including lower intangible asset amortization as a result of the impairment of certain long-lived assets in the third quarter of fiscal 2009; and
•	a 0.9 percentage point benefit from material cost reductions and improvements in manufacturing efficiency.

For both our segments, product mix has a significant impact on gross profit as there can be significant variances between our higher and our lower margin products.  Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not properly anticipate changes in demand, we have in the past, and may in the future, incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  While we are focused on actions to improve our gross profit through supply chain management, improvements in product launches, outsourcing manufacturing of our Bluetooth products in China which includes the closure of our manufacturing operations in Suzhou, China, various other restructuring actions to decrease our operating expenses and overall cost structure, and improving the effectiveness of our marketing programs, there can be no assurance that these actions will be successful.  Gross profit may also vary based on return rates, the amount of product sold for which royalties are required to be paid, the rate at which royalties are calculated, and other factors.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead expenses, including facilities, human resources, and IT costs.

	Three Months Ended June 30,		Increase
(in thousands)	2008	2009	(Decrease)

Consolidated
Research, development and engineering	$19,695	$15,079	$(4,616)	(23.4%)
% of total consolidated net revenues	9.0%	9.4%	0.4	ppt.

Audio Communications Group
Research, development and engineering	$17,197	$13,669	$(3,528)	(20.5%)
% of total segment net revenues	8.7%	9.7%	1.0	ppt.

Audio Entertainment Group
Research, development and engineering	$2,498	$1,410	$(1,088)	(43.6%)
% of total segment net revenues	12.1%	7.4%	(4.7)	ppt.

In the first quarter of fiscal 2010, compared to the same quarter a year ago, consolidated research, development and engineering expenses decreased as a result of cost reduction efforts in both business segments.  ACG expenses decreased mostly due to lower compensation costs of $1.5 million as a result of workforce reductions and $1.4 million of lower research and development project expenses.  The decrease in AEG is due to the substantial completion of the product portfolio and the cumulative benefit of restructuring efforts in fiscal 2009.

We anticipate that our consolidated research, development and engineering expenses will be fairly consistent with the current quarter throughout the remainder of fiscal 2010.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, professional service fees, travel expenses, litigation costs, bad debt expense and allocations of overhead expenses, including facilities, human resources and IT costs.

	Three Months Ended June 30,		Increase
(in thousands)	2008	2009	(Decrease)

Consolidated
Selling, general and administrative	$48,398	$37,482	$(10,916)	(22.6%)
% of total consolidated net revenues	22.1%	23.4%	1.3	ppt.

Audio Communications Group
Selling, general and administrative	$42,950	$33,184	$(9,766)	(22.7%)
% of total segment net revenues	21.6%	23.5%	1.9	ppt.

Audio Entertainment Group
Selling, general and administrative	$5,448	$4,298	$(1,150)	(21.1%)
% of total segment net revenues	26.4%	22.7%	(3.7)	ppt.

In the first quarter of fiscal 2010, compared to the same quarter a year ago, consolidated selling, general and administrative expenses decreased as a result of actions taken to reduce costs in both our business segments.  ACG expenses decreased mostly due to lower compensation costs of $4.0 million related to reduced headcount as part of our restructuring actions in the prior fiscal year, lower marketing and sales promotion expenses of $3.4 million, lower travel and entertainment expenses of $1.4 million and lower professional fees of $1.2 million.  The decrease in AEG selling, general and administrative expenses is due to the cumulative benefit of restructuring efforts in fiscal 2009.

We anticipate our consolidated selling, general and administrative expenses will be fairly consistent with the current quarter throughout the remainder of fiscal 2010.

RESTRUCTURING AND OTHER RELATED CHARGES

	Three Months Ended June 30,		Increase
(in thousands)	2008	2009	(Decrease)

Consolidated
Restructuring and other related charges	$375	$597	$222	59.2%
% of total consolidated net revenues	0.2%	0.4%	0.2	ppt.

Audio Communications Group
Restructuring and other related charges	$-	$578	$578	0.0%
% of total segment net revenues	0.0%	0.4%	0.4	ppt.

Audio Entertainment Group
Restructuring and other related charges	$375	$19	$(356)	(94.9%)
% of total segment net revenues	1.8%	0.1%	(1.7)	ppt.

Q1 Fiscal 2009 Restructuring Action

In June 2008, we announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  We recognized $0.2 million of restructuring charges related to this activity in the first quarter of fiscal 2009, consisting solely of severance, of which substantially and all costs were recorded and paid as of March 31, 2009.  Cost savings from this action were $2.2 million in fiscal 2009 and we anticipate cost savings of approximately $2.6 million in fiscal 2010, consisting of reduced employee expenses in all functions.

Q3 Fiscal 2009 Restructuring Action

In the third quarter of fiscal 2009, we had a reduction in force at AEG’s operations in Luxemburg and Shenzhen, China and ACG’s operations in China as part of the strategic initiative designed to reduce costs.  A total of 624 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  On January 14, 2009, we announced additional reductions in force related to this restructuring plan which included termination of an additional 199 employees located in ACG’s Tijuana, Mexico, U.S., and other global locations.  An additional three employees were notified of their termination in the first quarter of fiscal 2010.  A total of 826 employees, primarily in operations positions but also including other functions, were notified of their termination under this restructuring action, all except four employees had been terminated as of June 30, 2009.  To date, we recorded $8.8 million of restructuring charges related to these activities, of which $0.8 million related to the AEG segment and $8.0 million related to the ACG segment.  These costs consisted of $8.1 million in severance and benefits, $0.6 million for the write-off of leasehold improvements due to consolidation of facilities, and $0.1 million in other associated costs.  No additional charges were incurred for the three months ended June 30, 2009.  We believe that substantially all of the costs have been incurred as of June 30, 2009, $0.2 million of which relates to ACG had not been paid as of June 30, 2009 and is expected to be paid in the second quarter of fiscal 2010.  We currently expect cost savings as a result of this restructuring plan, including the actions announced in January 2009, to be approximately $16.3 million in fiscal 2010 consisting of employee related costs in all functions and reduced facility and related costs in operations due to consolidation of facilities.

Q4 Fiscal 2009 Restructuring Action

At the end of the fourth quarter of fiscal 2009, we announced a plan to close our ACG manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products in China.  A total of 656 employees, primarily in operations positions but also including other functions, were notified of their termination, of which 46 employees have been terminated as of June 30, 2009.  Most of the remaining employees will be terminated in the second quarter of fiscal 2010 when we plan to exit the manufacturing facility.

In fiscal 2009, we recorded $3.0 million of restructuring charges in the ACG business segment, primarily consisting of severance and benefits.  During the three months ended June 30, 2009, we recorded an additional $0.6 million of Restructuring and other related charges in the ACG segment consisting of $0.3 million of severance and benefits and $0.3 million non-cash charges related to the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of this restructuring action.  In addition, in the three months ended June 30, 2009, we recorded non-cash charges of $3.5 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues in the Condensed consolidated statement of operations.  To date, we have recorded a total of $7.1 million of costs related to this action:  $3.6 million in Restructuring and related charges which includes $3.3 million of severance and benefits and $0.3 million of asset accelerated depreciation, and $3.5 million in Cost of revenues for accelerated depreciation.  As of June 30, 2009, $2.0 million was accrued and not paid and is expected to be paid in the second quarter of fiscal 2010.

We expect to incur total restructuring and other related charges of approximately $9.0 to $10.0 million related to this action which consists of the following:
  approximately $4.7 to $5.2 million in non-cash charges of accelerated depreciation related to building and equipment associated with manufacturing operations recorded within Cost of revenues, of which $3.5 million has been recorded to date;
  approximately $0.8 million in non-cash charges of accelerated depreciation related to building and equipment associated with research and development and administrative functions, of which $0.3 million has been recorded to date;
  approximately $3.0 to $3.5 million in employee termination benefits, of which $3.3 million has been recorded to date; and
  approximately $0.5 million in other associated costs.
All remaining costs are expected to be incurred during fiscal 2010, and all cash payments are expected to be funded from our operating cash flows.

We currently expect cost savings as a result of the restructuring plan to be approximately $14.0 million in fiscal 2010 and $22.0 million in fiscal 2011.  These anticipated cost savings for fiscal 2010 and 2011 consist primarily of fixed operations costs of $6.0 million and $11.0 million, respectively, product margin improvements due to outsourcing of $5.0 million and $7.0 million, respectively, and research and development expenses of $3.0 million and $4.0 million, respectively.

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

OPERATING INCOME (LOSS)

	Three Months Ended June 30,		Increase
(in thousands)	2008	2009	(Decrease)

Consolidated
Operating income	$22,411	$14,398	$(8,013)	(35.8%)
% of total consolidated net revenues	10.2%	9.0%	(1.2)	ppt.

Audio Communications Group
Operating income	$29,023	$17,573	$(11,450)	(39.5%)
% of total segment net revenues	14.6%	12.4%	(2.2)	ppt.

Audio Entertainment Group
Operating loss	$(6,612)	$(3,175)	$(3,437)	(52.0%)
% of total segment net revenues	(32.0%)	(16.7%)	(15.3)	ppt.

Consolidated operating income decreased in the first quarter of fiscal 2010 mostly due to lower gross profit from lower revenues which was partially offset by reductions in operating expenses.  ACG’s operating income decreased due to lower net revenues offset partially by an improvement in our gross margin percentage and lower operating expenses due to efforts to reduce costs.  AEG’s operating loss was reduced primarily due to higher gross profit along with our cost reduction efforts.

INTEREST AND OTHER INCOME, NET

	Three Months Ended June 30,		Increase
(in thousands)	2008	2009	(Decrease)

Consolidated
Interest and other income, net	$1,540	$1,347	$(193)	(12.5%)
% of total consolidated net revenues	0.8%	0.9%	0.1	ppt.

In the first quarter of fiscal 2010, compared to the same quarter a year ago, interest and other income, net decreased primarily due to lower interest income as a result of declining interest rates despite higher average cash and investment balances offset in part by higher foreign currency gains.

At June 30, 2008 and 2009, there were no outstanding borrowings under the credit facility which we terminated during the first quarter of fiscal 2010.

INCOME TAX EXPENSE

	Three Months Ended June 30,		Increase
(in thousands)	2008	2009	(Decrease)

Consolidated
Income before income taxes	$23,951	$15,745	$(8,206)	(34.3%)
Income tax expense	3,457	5,095	1,638	47.4%
Net income	$20,494	$10,650	$(9,844)	(48.0%)
Effective tax rate	14.4%	32.4%	18.0	ppt.

The effective tax rate for the three months ended June 30, 2009 was 32.4% compared to 14.4% for the same period a year ago.  The higher effective tax rate in the first quarter of fiscal 2010 was primarily due to the release of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions during the first quarter of fiscal 2009, no tax benefit from certain foreign restructuring charges and smaller losses in AEG as a percentage of profit before tax in the first quarter of fiscal 2010.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

In accordance with FIN 48, in the quarter ended June 30, 2008, we recognized a tax benefit of $1.7 million, consisting of $1.4 million in tax reserves and $0.3 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions.  There was no release of tax reserves in the quarter ended June 30, 2009.  As of June 30, 2009, we had $11.7 million of unrecognized tax benefits compared to $11.1 million as of March 31, 2009, all of which would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in Income tax expense. As of June 30, 2009, we had approximately $1.8 million of accrued interest related to uncertain tax positions, compared to $1.6 million as of March 31, 2009.  No penalties have been accrued.

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

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  We are no longer subject to either U.S. federal or state income tax examinations by tax authorities for years prior to 2006 and 2005, respectively.  Foreign income tax matters for material tax jurisdictions have been concluded through tax years before fiscal 2003, except for the United Kingdom, Germany and France which have been concluded through fiscal 2006.

FINANCIAL CONDITION

The table below provides selected Condensed consolidated cash flow information for the periods presented:

	Three Months Ended June 30,
(in thousands)	2008	2009

Cash provided by operating activities	$34,009	$37,764

Cash used for capital expenditures and other assets	(4,790)	(1,709)
Cash provided by maturities of short-term investments,net		10,000
Cash provided by other investing activities	-	163
Cash provided by (used for) investing activities	(4,790)	8,454

Cash used for financing activities	$(2,200)	$(2,187)

Cash Flows from Operating Activities

Cash flows from operating activities for the three months ended June 30, 2009 consisted of net income of $10.7 million, non-cash charges of $11.1 million and working capital sources of cash of $16.0 million.  Non-cash charges related primarily to $5.4 million of depreciation and amortization, $3.5 million of stock-based compensation under SFAS No. 123(R) and $3.8 million of non-cash restructuring charges from accelerated depreciation on assets associated with the closure of our Suzhou, China manufacturing facility as part of our Q4 Fiscal 2009 Restructuring Action, including $3.5 million which is recorded in Cost of revenues.  Working capital sources of cash consisted primarily of decreases in inventory due to increased net revenues and inventory reductions from the fourth quarter of fiscal 2009 and income taxes due to refunds received, and an increase in accounts payable which fluctuates based on the timing of payments.  The days sales outstanding (“DSO”) as of June 30, 2009 decreased to 50 days from 54 days as of June 30, 2008.  Working capital uses of cash consisted primarily of an increase in accounts receivable as a result of higher net revenue from the fourth quarter of fiscal 2009 and a decrease in accrued liabilities which fluctuate with the timing of payments.

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

Cash Flows from Investing Activities

Net cash flows used for investing activities for the three months ended June 30, 2009 primarily consisted of net proceeds of short-term investments of $10.0 million and capital expenditures of $1.7 million.

For the three months ended June 30, 2008, net cash flows used for investing activities consisted of capital expenditures of $4.8 million.

Cash Flows from Financing Activities

Net cash flows from financing activities for the three months ended June 30, 2009 primarily consisted of dividend payments of $2.4 million and $0.4 million related to the repurchase of common stock, which was partially offset by $0.7 million in proceeds from the exercise of employee stock options.

Net cash flows used by financing activities for the three months ended June 30, 2008 primarily consisted of dividend payments of $2.5 million and $2.4 million related to the repurchase of common stock, which was partially offset by $2.0 million in proceeds from the exercise of employee stock options and $0.4 million in proceeds from the sale of treasury stock.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been to repurchase stock and for capital expenditures, including tooling for new products and building and leasehold improvements for facilities expansion.  At June 30, 2009, we had working capital of $389.0 million, including $253.6 million of cash, cash equivalents and short-term investments, compared with working capital of $377.6 million, including $218.2 million of cash, cash equivalents and short-term investments at March 31, 2009.

For the remainder of fiscal 2010, we expect to spend $9.0 to $10.0 million in capital expenditures, primarily consisting of IT related expenditures and tooling for new products.

On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which authorization the Company may purchase shares in the open market from time to time.  During fiscal 2008 and 2009, we repurchased 1,000,000 shares of our common stock under this repurchase plan in the open market at a total cost of $18.3 million and an average price of $18.30 per share.  On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009, we repurchased 89,000 shares of our common stock under this plan in the open market at a total cost of $1.0 million and an average price of $11.54 per share.  In the first quarter of fiscal 2010, we repurchased an additional 26,000 shares under this plan in the open market at a total cost of approximately $0.4 million and an average price of $17.11 per share.  As of June 30, 2009, there were 885,000 remaining shares authorized for repurchase.

Our cash and cash equivalents as of June 30, 2009 consist of U.S. Treasury or Treasury-Backed funds and bank deposits with third party financial institutions.  These bank deposit balances are currently insured under the Temporary Liquidity Guarantee (“TLG”) program administered by the Federal Deposit Insurance Corporation (“FDIC”).  The current terms of the TLG providing for the unlimited insurance are in force through December 31, 2009.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or if there are other adverse conditions in the financial markets.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits, upon repatriation.

We hold a variety of auction rate securities (“ARS”), primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  These ARS investments are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days; however, the uncertainties in the credit markets have affected all of our holdings, and, as a consequence, these investments are not currently liquid.  As a result, we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition.  We currently have the ability to hold these ARS investments until a recovery of the auction process or until maturity.

In November 2008, we accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for our $28.0 million par value ARS portfolio, providing us with certain rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or liquidation.  We expect to sell our ARS under the Rights; however, if the Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy our ARS.  As long as we hold the Rights, we will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The enforceability of the Rights results in a put option and is recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS in November 2008, we recorded the put option at fair value of $3.9 million using the Black-Scholes options pricing model.  As of June 30, 2009, the fair value of the put option was $7.5 million compared to the $4.2 million fair value as of March 31, 2009, resulting in an unrealized gain of $3.3 million for the quarter ended June 30, 2009. The put option does not meet the definition of a derivative instrument under SFAS No. 133; therefore, we have elected to measure the put option at fair value under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses on the Rights are and will be included in earnings in future periods.

As a result of our intent and ability to hold our ARS investments to either maturity or until we exercise our put option to UBS, we classified the entire ARS investment balance as Long-term investments on our Condensed consolidated balance sheet as of March 31, 2009 and June 30, 2009.  Prior to accepting the UBS offer in November 2008, we recorded our ARS investments as available-for-sale and any unrealized gains or losses were recorded to Accumulated other comprehensive income within Stockholders’ Equity.  In connection with the acceptance of the UBS offer in November 2008, resulting in the right to require UBS to purchase the ARS at par value beginning on June 30, 2010, we transferred our ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities reflects management’s intent to exercise our put option during the period from June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer in November 2008, we recognized a loss on the ARS of approximately $4.0 million in Interest and other income, net.   In the first quarter of fiscal 2010, an additional unrealized loss of $3.3 million was recorded to Interest and other income, net which was offset by the $3.3 million unrealized gain recorded on the Rights.

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

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may incur further other-than-temporary impairment charges resulting in unrealized losses in our statement of operations which would reduce net income.  We continue to monitor the market for ARS transactions and consider the impact, if any, on the fair value of our investments.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  We are currently limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

As of March 31, 2009, we had a credit agreement with Wells Fargo N.A. (“Wells Fargo”) which included a $100 million revolving line of credit and a letter of credit sub-facility.  Borrowings under the line of credit were unsecured and bore interest at the London inter-bank offered rate (“LIBOR”) plus 0.75%.  The line of credit was due to expire on August 1, 2010.  At March 31, 2009, there were no outstanding borrowings under the credit facility and our commitments under a letter of credit sub-facility were $0.2 million.  The amounts outstanding under the letter of credit sub-facility were principally associated with purchases of inventory.  The terms of the credit facility contained covenants that materially limited our ability to incur additional debt and pay dividends, among other matters.  They also required us to maintain a minimum annual net income, a maximum leverage ratio and a minimum quick ratio.  As a result of our net loss incurred for the third quarter of fiscal 2009, we did not meet the minimum net income covenant under the credit agreement.  We obtained a waiver of default due to this covenant from Wells Fargo for the quarter ended December 31, 2008; however, we could not draw any funds on the line of credit or obtain new letter of credit advances until an additional amendment was entered into with the bank.  Due to our overall net loss for fiscal 2009, we continued to be out of compliance with the covenants as of March 31, 2009.  Effective April 1, 2009, we terminated our credit agreement as we believe that our cash, cash equivalents and future cash flows provide sufficient liquidity to fund our operating needs; therefore, we are no longer subject to the covenants of the credit agreement in fiscal 2010.  In the first quarter of fiscal 2010, we entered into a standby letter of credit agreement with Wells Fargo which we use to secure small letters of credits with vendors as needed which are individually subject to approval by Wells Fargo.  As of July 25, 2009, we had $0.2 million in commitments under the new agreement.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances.  We record on the Condensed consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Consolidated statement of operations.  Gains and losses associated with currency rate changes on contracts are recorded within Interest and other income, net, offsetting transaction gains and losses on the related assets and liabilities.

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great Britain Pound with put and call option contracts used as collars.  At each reporting period, we record the net fair value of our unrealized option contracts on the Condensed consolidated balance sheet with related unrealized gains and losses as a component of Accumulated other comprehensive income, a separate element of Stockholders’ Equity.  Gains and losses associated with realized option contracts are recorded within Net revenue.

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

We believe that our current cash, cash equivalents and cash provided by operations will be sufficient to fund operations for at least the next twelve months to not require a current line of credit, and do not believe that any reduction in the liquidity of the ARS will have a material impact on our overall ability to meet our liquidity needs; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Certain Forward-Looking Information” and “Risk Factors” in this Quarterly Report on Form 10-Q for factors that could affect our estimates for future financial needs and sources of working capital.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2009.  At June 30, 2009, the liabilities for uncertain tax benefits and related interest under FIN 48 were $11.7 million and $1.8 million, respectively.  We are unable to reliably estimate the timing of future payments related to uncertain tax positions.  However, Long-term income taxes payable on our Condensed consolidated balance sheet includes these uncertain tax positions.  We do not anticipate any material cash payments associated with our uncertain tax positions to be made within the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  There have been no changes to our  critical accounting policies during the first quarter of fiscal 2010.

Recent Accounting Pronouncements

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for our financial statements issued beginning in the quarter ending September 30, 2009.  We do not expect the adoption of the Codification to have an impact on our consolidated financial statements.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $158.2 million at March 31, 2009 compared to $203.6 million at June 30, 2009.   Cash equivalents have a maturity when purchased of three months or less.  We had short-term investments of $60.0 million at March 31, 2009 compared to $50.0 million as of June 30, 2009 which have maturities of greater than three months and are classified as available-for-sale.  Long-term investments of $23.7 million as of March 31, 2009 compared to $20.4 million as of June 30, 2009 have maturities greater than one year, or we do not currently have the ability to liquidate the investment.  All of our long-term investments are held in our name at a limited number of major financial institutions and consist of ARS, concentrated primarily in student loans.  We have no exposure to sub-prime mortgage securities.

Interest rates declined in the first quarter of fiscal 2010 compared to the same period in the prior year.  Our cash and cash equivalents, net of short-term working capital needs, are primarily invested in U.S. Treasury funds, which had an average yield of approximately 0.065% in the first quarter of fiscal year 2010.   Approximately 56% of our interest income in the first quarter of fiscal 2010 was derived from our $28.0 million par value ARS portfolio which had an average yield of approximately 1.0%.  The ARS are currently resetting at rates of approximately 0.66% in July 2009.  If these rates continue, our interest income will decrease slightly from the first quarter of fiscal 2010.  A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.  In addition, if we sell our ARS under the Rights during the period from June 30, 2010 through July 2, 2012, as we intend to do, and invest the proceeds in a securities portfolio similar to our current cash, cash equivalents and short-term investment portfolio as of June 30, 2009, our interest income could decrease.

As of July 25, 2009, we had $0.2 million committed under the new standby letter of credit agreement entered into in the first quarter of fiscal 2010, which we use to secure small letters of credits with vendors as needed, which are individually subject to approval by Wells Fargo.  If we choose to borrow additional amounts under this agreement in the future and market interest rates rise, then our interest payments would increase accordingly.

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

We experienced foreign currency gains in the first quarter of fiscal 2010, including benefits from our hedging activities.  Although we hedge a portion of our foreign currency exchange exposure, continued weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar, could result in foreign exchange losses in future periods.

Non-designated Hedges

We hedge our Euro and Great Britain Pound denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of June 30, 2009 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Euro	Sell Euro	$26.2	$2.6	$(2.6)
Great Britain Pound	Sell GBP	10.3	1.0	(1.0)
Net position		$36.5	$3.6	$(3.6)

Cash Flow Hedges

In the first quarter of fiscal 2010, approximately 38% of net revenues were derived from sales outside the U.S., which were predominately denominated in the Euro and the Great Britain Pound.

As of June 30, 2009, we had foreign currency call option contracts of approximately €46.3 million and £12.1 million denominated in Euros and Great Britain Pounds, respectively.  As of June 30, 2009, we also had foreign currency put option contracts of approximately €46.3 million and £12.1 million denominated in Euros and Great Britain Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.  If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. dollar, we could incur a gain of $7.0 million or a loss of $7.3 million.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of June 30, 2009 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$(85.3)	$3.2	$(5.6)
Put options	79.7	3.8	(1.7)
Net position	$(5.6)	$7.0	$(7.3)

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of our business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  There were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

The current financial turmoil affecting the banking system and financial markets has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets.  There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays, inability of customers, including channel partners, to obtain credit to finance purchases of our products, and insolvencies of our customers and/or channel partners.

Other effects may include the failure of derivative counterparties and other financial institutions negatively impacting our treasury operations.  Interest and other income, net also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments, impairment charges resulting from revaluations of debt and equity securities and other investments, interest rates, cash balances, and changes in fair value of derivative instruments.  The current volatility in the financial markets and overall economic uncertainty increase the risk the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

As a result of the worldwide economic conditions described above, revenue in all portions of our business declined in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 in comparison to the comparable periods in the prior years.  If conditions deteriorate further, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which, in turn, could have a material adverse effect on our revenue, profitability and the market price of our stock.

A significant portion of our profits comes from the contact center market.  We have experienced a significant decline in that market and a further decline in demand could materially adversely affect our results.  The economic conditions described above have resulted in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers, and this has negatively affected our business.  We are not able to predict when economic conditions will improve or when an increase in the establishment of new contact centers or an increase in capital investments in contact centers may occur.  Because of our reliance on the contact center market, we have been more affected by changes in the rate of contact center establishment and expansion and the communications products used by contact center agents than would a company serving a broader market.  Any further decrease in the demand for contact centers and related headset products will cause a further decrease in the demand for our products which will materially adversely affect our business, financial condition and results of operations.

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

In addition, as a result of the economic slowdown, we could receive returns from our retailers of products in excess of our historical experience rates which would negatively impact our revenues since returns net against revenue.  Failure to meet our anticipated demand projections could create excess levels of inventory, which would result in additional reserves for excess and obsolete inventory, negatively impacting our financial results.

During the third quarter of fiscal 2009, as a result of the effect of the current economic conditions on the business, an impairment review was triggered which resulted in an impairment charge in our AEG reporting segment of $54.7 million of goodwill, $58.7 million of intangible assets and $4.1 million of property, plant and equipment.  We performed our annual impairment review of goodwill and purchased intangible assets with indefinite lives in the fourth quarter of fiscal 2009 which did not indicate any further impairment of goodwill or intangible assets; subsequent to that time, there have been no indicators of further impairment.  However, as a result of certain alternatives being considered by management for the AEG segment or if assumptions regarding forecasted revenue or margin growth rates of the AEG reporting unit are not achieved, it is reasonably possible that we could incur additional impairment charges as a result of our next annual impairment tests in the fourth quarter of fiscal 2010 or that an impairment review may be triggered for the remaining intangible assets which could require an additional impairment charge in the future.  We will continue to evaluate the recoverability of the carrying amount of our goodwill and long-lived assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results.  There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges.

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

Our consumer business may continue to have an adverse effect on our financial condition.

Our consumer business which primarily consists of our AEG segment, Bluetooth headsets and computer and gaming headsets will continue to be significantly impacted by the weak retail environment which could negatively impact our revenue, gross profit and operating results.  The risks faced in connection with this include the following:

•
we believe that the turnaround for AEG is largely dependent on the market success of its new product portfolio.  We placed some of the products within our new portfolio beginning in the Fall of 2008 and we will continue to place new products through fiscal 2010, although ongoing product refreshes on a routine basis after that will also be required.  The development of these new products may not evolve as anticipated.  There can be no assurance that these new products will be successful and, during the time we are developing the new products, our competitors are selling products to our customers and increasing their market share;

•	competition may continue to increase in the retail markets more than we expect;

•	our ability to meet the fall market windows for consumer products;

•	difficulties retaining or obtaining shelf space for consumer products in our sales channel;

•	difficulties retaining or improving the brand recognition associated with the Altec Lansing brand during the turnaround;

•	difficulties in achieving a sufficient gross margin and uncertainties in the demand for consumer audio products in the current economic environment; and

•	the global downturn in the economy has lessened the amount spent generally by consumers decreasing the demand for our consumer products.

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

Some of our products utilize long-lead time parts which are available from a limited set of vendors.  The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has historically contributed to significant inventory write-downs, particularly in inventory for consumer products.  For B2B products, long life-cycles periodically necessitate last-time buys of raw materials which may be used over the course of several years.  We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements.  We write down to net realizable value the excess and obsolete inventory.  We evaluate the future realizable value of inventories and impact on gross margins, taking into consideration product life cycles, technological and product changes, demand visibility and other market conditions.  We believe our current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of our inventory.

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

Original design manufacturers and contract manufacturers produce key portions of our product lines for us, including all of our Bluetooth products and most of our AEG products.  Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and loss of services.  Financial instability of our manufacturers or contractors resulting from the global recession or otherwise could result in our having to find new suppliers which could increase our costs and delay our product deliveries.  These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons.  Consequently, we may experience delays in the timeliness, quality and adequacy of product deliveries, any of which could harm our business and operating results.

In the fourth quarter of fiscal 2009, we announced our plan to outsource the manufacturing of all of our Bluetooth headsets to GoerTek, Inc., which is an existing supplier located in Weifang, China.  As a result, we plan to stop manufacturing in our Suzhou, China facility in the second quarter of fiscal 2010.  The manufacturing of our Bluetooth products will therefore be dependent upon GoerTek’s ability to deliver the quantities of products that we demand in a timely manner and to meet our quality standards.  In the event that GoerTek is unable to meet our requirements or becomes unable to remain in business as a result of the global recession or otherwise, our Bluetooth business could be severely and materially affected as it may be difficult to ramp-up a new manufacturer on a timely and cost effective basis.

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

•
Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies require us to work with only a single source of silicon chip-sets on any particular new product.  We, or our supplier(s) of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules.  Due to our dependence on single suppliers for certain chip-sets, we could experience higher prices, a delay in development of the chip-set, or the inability to meet our customer demand for these new products.  Additionally, these suppliers or other suppliers may enter into bankruptcy, discontinue production of the parts we depend on or may not be able to produce due to financial difficulties or the global recession.  If this occurs, we may have difficulty obtaining sufficient product to meet our needs.  This could cause us to fail to meet customer expectations.  If customers turn to our competitors to meet their needs, there could be a long-term adverse impact on our revenues and profitability.  Our business, operating results and financial condition could therefore be materially adversely affected as a result of these factors.

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

We have a manufacturing facility in Tijuana, Mexico and a design and manufacturing facility in Suzhou, China.  In our Suzhou, China location, we intend to stop our manufacturing operations in the second quarter of fiscal 2010.  We also have suppliers and other vendors throughout Asia, including GoerTek, Inc. who will be the sole manufacturer of our Bluetooth products located in Weifang, China.  We also generate a significant amount of our revenues from foreign customers.  The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations.

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

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and Great Britain Pound (“GBP”).  Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions.  We also have significant manufacturing operations in Mexico and fluctuations in the currency exchange rate can impact our gross profit and profitability.  Currency exchange rates are difficult to predict, and we may not be able to predict changes in exchange rates in the future.  We hedge a portion of our Euro and GBP forecasted revenue exposure for the future 12 month period, which offset the impact of a stronger dollar during the past fiscal year.  However, over time, the current exchange rates or a further increase in the value of the U.S. dollar relative to the Euro or the GBP could negatively impact our revenues, gross profit and profitability in the future.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income historically has been generated in jurisdictions outside of the U.S.  Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates.  If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected.  While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful.  In addition, many of these strategies will require a period of time to implement.  Moreover, if U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

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

We have intangible assets and goodwill recorded on our balance sheet and we have recently recognized an impairment loss.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

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

We completed our annual review of goodwill and purchased intangible assets with indefinite lives for impairment during the fourth quarter of fiscal 2009 which indicated that there was no further impairment of goodwill or intangible assets.  Given the current economic environment and the uncertainties regarding the impact on the business, there can be no assurance that the estimates and assumptions regarding the duration of the current economic downturn, or the period or strength of recovery, made for purposes of testing the goodwill and indefinite lived intangible assets for impairment during the third and fourth quarter of fiscal 2009 will prove to be accurate predictions of the future.  We did not experience a triggering event for an impairment review in the first quarter of fiscal 2010.  However, as a result of certain alternatives being considered by management for the AEG segment or if the assumptions regarding forecasted revenue or margin growth rates of the AEG reporting unit are not achieved, it is reasonably possible we may be required to record additional impairment charges related to the Altec Lansing trademark and trade name in future periods, whether in connection with our next annual impairment review in the fourth quarter of fiscal 2010 or prior to that if indicators of impairment exist.  It is also reasonably possible that an impairment review may be triggered for the remaining intangible assets associated with Altec Lansing.  The net book value of the trade name and other intangible assets as of June 30, 2009 was $21.6 million.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs.

There are multiple initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with the European Union (“EU”) and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”).  In certain jurisdictions, the RoHS legislation was enacted as of July 1, 2006; however, other jurisdictions have delayed implementation.  While we believe that we will have the resources and ability to fully meet the requirements of the RoHS and WEEE directives universally, if unusual occurrences arise or if we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to comply with the legislation as passed by the EU member states or other global jurisdictions.  If this were to happen, a material negative effect on our financial results may occur.

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

In November 2008, we accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for our $28.0 million par value ARS portfolio, granting us certain rights relating to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 to July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or liquidation.  We expect to sell our ARS under the Rights; however, if we do not exercise the Rights before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy the ARS.  As long as we hold the Rights, the ARS will continue to accrue interest as determined by the auction process or the terms of the ARS.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

In connection with the acceptance of the UBS offer in November 2008, we transferred our ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities reflects management’s intent to exercise the Rights option during the period June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer, we recognized a loss on the ARS of approximately $4.0 million in Interest and other income, net in the third quarter of fiscal 2009.   In the first quarter of fiscal 2010, an additional unrealized loss of $3.3 million was recorded in Interest and other income, net which was offset by a $3.3 million unrealized gain on the Rights.

Although we currently have the ability to hold these ARS investments until a recovery of the auction process, until maturity or until purchased by UBS, if the current market conditions deteriorate further, a recovery in market values does not occur or UBS does not purchase the ARS, we may incur further other-than-temporary impairment charges resulting in further losses in our statement of operations, which would reduce net income.

War, terrorism, public health issues or other business interruptions could disrupt supply, delivery or demand of products, which could negatively affect our operations and performance.

War, terrorism, public health issues or other business interruptions whether in the U.S. or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, our company, and our suppliers or customers.  Our major business operations are subject to interruption by earthquake, flood or other natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, public health issues, flu or similar epidemics, and other events beyond our control.  Our corporate headquarters, information technology, manufacturing, certain research and development activities, and other critical business operations, are located near major seismic faults or flood zones.  While we are partially insured for earthquake-related losses or floods, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.

Although it is impossible to predict the occurrences or consequences of any of the events described above, such events could significantly disrupt our operations.  In addition, should major public health issues arise, including pandemics, we could be negatively impacted by the need for more stringent employee travel restrictions, limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.  Our operating results and financial condition could be adversely affected by these events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2009, we had a credit agreement with a major bank containing covenants that limited our ability to pay cash dividends on shares of our common stock except under certain conditions.  However, effective April 1, 2009, we terminated the credit agreement as we believe we have sufficient cash on hand along with anticipated cash flow to meet future operational requirements.   Therefore, we are no longer subject to any covenants that limit our ability to declare and pay dividends.  The actual declaration of future dividends and the establishment of record and payment dates is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

Share Repurchase Programs

On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which the Company may purchase shares in the open market from time to time.  During fiscal 2008 and 2009, we repurchased 1,000,000 shares of our common stock under this repurchase plan in the open market at a total cost of $18.3 million and an average price of $18.30 per share.  On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009, we repurchased 89,000 shares of our common stock under this plan in the open market at a total cost of $1.0 million and an average price of $11.54 per share.  As of March 31, 2009, there were 911,000 remaining shares authorized for repurchase.  In the first quarter of fiscal 2010, we repurchased an additional 26,000 shares under this plan in the open market at a total cost of approximately $0.4 million and an average price of $17.11 per share.  As of June 30, 2009, there were 885,000 remaining shares authorized for repurchase.

The following table presents a month-to-month summary of the stock purchase activity in the first quarter of fiscal 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 29, 2009 to April 25, 2009	-	$-	-	911,000
April 26, 2009 to May 30, 2009	6,000	$16.77	6,000	905,000
May 31, 2009 to June 27, 2009	20,000	$17.21	20,000	885,000

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: July 28, 2009	By:	/s/ Barbara V. Scherer
Barbara V. Scherer

Senior Vice President - Finance and Administration and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer of the Registrant)