Form 10-Q
period 2009-09-26
PLANTRONICS INC /CA/
filed 2009-10-28
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 24, 2009, 49,128,867 shares of common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	September 30,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$158,193	$244,170
Short-term investments	59,987	24,999
Accounts receivable, net	83,657	103,003
Inventory, net	119,296	100,024
Deferred income taxes	12,486	12,765
Other current assets	29,936	17,191
Assets held for sale	-	9,267
Total current assets	463,555	511,419
Long-term investments	23,718	22,015
Property, plant and equipment, net	95,719	71,224
Intangibles, net	26,575	4,067
Goodwill	14,005	14,005
Other assets	9,548	10,978
Total assets	$633,120	$633,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,827	$34,315
Accrued liabilities	53,143	54,005
Total current liabilities	85,970	88,320
Deferred tax liability	8,085	-
Long-term income taxes payable	12,677	14,215
Other long-term liabilities	1,021	991
Total liabilities	107,753	103,526

Stockholders' equity:
Common stock	678	681
Additional paid-in capital	386,224	393,513
Accumulated other comprehensive income (loss)	8,855	(426)
Retained earnings	203,936	208,935
	599,693	602,703
Less: Treasury stock, at cost	(74,326)	(72,521)
Total stockholders' equity	525,367	530,182
Total liabilities and stockholders' equity	$633,120	$633,708

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009

Net revenues	$216,856	$167,415	$436,020	$327,540
Cost of revenues	123,083	94,729	251,368	187,298
Gross profit	93,773	72,686	184,652	140,242
Operating expenses:
Research, development and engineering	18,850	15,179	38,545	30,258
Selling, general and administrative	47,745	37,439	96,143	74,921
Impairment of long-lived assets	-	25,194	-	25,194
Restructuring and other related charges	(140)	857	235	1,454
Total operating expenses	66,455	78,669	134,923	131,827
Operating income (loss)	27,318	(5,983)	49,729	8,415
Interest and other income (expense), net	(3,170)	884	(1,630)	2,231
Income (loss) before income taxes	24,148	(5,099)	48,099	10,646
Income tax expense (benefit)	6,500	(4,353)	9,957	742
Net income (loss)	$17,648	$(746)	$38,142	$9,904

Earnings (loss) per common share:
Basic	$0.36	$(0.02)	$0.78	$0.20
Diluted	$0.36	$(0.02)	$0.77	$0.20

Shares used in computing earnings (loss) per share:
Basic	48,796	48,737	48,738	48,632
Diluted	49,489	48,737	49,362	49,118

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,142	$9,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,973	10,170
Non-cash restructuring charges - accelerated depreciation	-	5,855
Stock-based compensation	8,506	7,028
Provision (benefit) from sales allowances and doubtful accounts	(108)	(657)
Provision for excess and obsolete inventories	3,222	(784)
Benefit from deferred income taxes	(4,346)	(12,295)
Income tax benefit associated with stock option exercises	668	893
Excess tax benefit from stock-based compensation	(589)	(718)
Impairment of long-lived assets	-	25,194
Other operating activities	91	235

Changes in assets and liabilities:
Accounts receivable, net	18,632	(19,944)
Inventory, net	(39,566)	17,805
Other assets	(4,886)	786
Accounts payable	22,825	1,488
Accrued liabilities	(5,348)	(620)
Income taxes	3,189	8,135
Cash provided by operating activities	54,405	52,475

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short-term investments	-	60,000
Purchase of short-term investments	-	(25,000)
Proceeds from sale of long-term investments	-	750
Proceeds from sales of property, plant and equipment	-	277
Capital expenditures and other assets	(14,591)	(3,003)
Cash provided by (used for) investing activities	(14,591)	33,024

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(6,381)	(4,467)
Proceeds from sale of treasury stock	2,668	1,597
Proceeds from issuance of common stock	6,898	5,634
Payment of cash dividends	(4,905)	(4,905)
Excess tax benefit from stock-based compensation	589	718
Cash used for financing activities	(1,131)	(1,423)
Effect of exchange rate changes on cash and cash equivalents	(1,791)	1,901
Net increase in cash and cash equivalents	36,892	85,977
Cash and cash equivalents at beginning of period	163,091	158,193
Cash and cash equivalents at end of period	$199,983	$244,170

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the March 31, 2009 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the SEC on May 26, 2009.  The results of operations for the interim period ended September 30, 2009 are not indicative of the results to be expected for the entire fiscal year and any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company has two reportable segments, the Audio Communications Group (“ACG”) and the Audio Entertainment Group (“AEG”).  Management allocates resources to and assesses the performance of each operating segment using several metrics including information about segment revenues, gross profit, operating income (loss) and certain product line information.  As noted in Note 13, the Company entered into an Asset Purchase Agreement on October 2, 2009 to sell the AEG segment.  The transaction is expected to close by the beginning of December 2009.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 3, 2010 and consists of 53 weeks and the prior fiscal year ended on March 28, 2009 and consisted of 52 weeks.  The Company’s results of operations for the three months ended September, 30, 2009 and 2008 contain 13 weeks and ended on September 26, 2009 and September 27, 2008, respectively.  The Company’s results of operations for the six months ended September 30, 2009 and 2008 contain 26 weeks and ended on September 26, 2009 and September 27, 2008, respectively.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

The Condensed consolidated statement of operations for the six months ended September 30, 2009 includes a correcting adjustment of approximately $1.3 million in Cost of revenues related to an overstatement of duty expense for ACG in prior periods, beginning in the third quarter of fiscal 2005 through the fourth quarter of fiscal 2009.  The Company assessed the materiality of the error as required by the Accounting Changes and Error Corrections Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and determined that the impact of the correcting adjustment will not be material to its projected full year results for fiscal 2010.  In addition, the Company does not believe the error is material to the amounts reported in prior periods.

The Company has evaluated all subsequent events through October 28, 2009, the issuance date of the Condensed consolidated financial statements for the three months and six months ended September 30, 2009.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the FASB launched the “FASB Accounting Standards Codification” (the “FASB ASC”) as the single source of authoritative nongovernmental U.S. GAAP.  The FASB ASC did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC is now considered nonauthoritative.  The FASB ASC was effective for the Company’s financial statements for the quarter ended September 30, 2009.  The adoption of the FASB ASC did not have an impact on the Company’s consolidated financial statements.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

Inventory, net

(in thousands)	March 31, 2009	September 30, 2009

Inventory, net:
Raw materials	$37,646	$18,803
Work in process	4,494	3,116
Finished goods	77,156	78,105
Inventory, net	$119,296	$100,024

If forecasted revenue and gross margin rates of either the ACG or AEG segment are not achieved, it is reasonably possible that the Company may have increased requirements for inventory provisions.

Accrued Liabilities

(in thousands)	March 31, 2009	September 30, 2009

Accrued liabilities:
Employee compensation and benefits	$17,380	$20,815
Warranty obligation accrual	12,424	11,287
Accrued advertising and sales and marketing	3,286	3,766
Accrued other	20,053	18,137
Accrued liabilities	$53,143	$54,005

Changes during the six months ended September 30, 2009 in the warranty obligation accrual, which is included as a component of Accrued liabilities in the Condensed consolidated balance sheets, are as follows:

(in thousands)	Six Months Ended September 30, 2009

Warranty obligation accrual at March 31, 2009	$12,424
Warranty provision relating to products shipped during the period	6,701
Deductions for warranty claims processed during the period	(7,838)
Warranty obligation accrual at September 30, 2009	$11,287

Assets Held for Sale

(in thousands)	September 30, 2009

Land rights	$514
Buildings and improvements	8,633
Machinery and equipment	120
Assets held for sale	$9,267

To further improve the Company’s Bluetooth product profitability, in the fourth quarter of fiscal 2009, the Company decided to close ACG’s Suzhou, China manufacturing operations and outsource the manufacturing of its Bluetooth products to an existing supplier in China.  As the Company planned to exit the manufacturing facility in the second quarter of fiscal 2010, accelerated depreciation was recorded to reflect changes in useful lives and estimated residual values of the assets that would be taken out of service prior to the end of their normal service period.  The accelerated depreciation was recorded as a part of the Q4 Fiscal 2009 Restructuring Action as discussed in Note 6.  There were no assets held for sale as of March 31, 2009.

In July 2009, the Company stopped all manufacturing processes in the Suzhou location.  As a result, the building and related fixed asset group were then transferred at the lower of their carrying value or fair value less the costs to sell to Assets held for sale in the Condensed consolidated balance sheet as of September 30, 2009.  The fair value of the building was based on a current appraisal value adjusted for expected selling costs.  The Company is currently marketing these assets for sale and expects the sale to be completed within a one year period from the time when they met the applicable criteria for ‘held for sale accounting” at an amount approximating their carrying values.  The assets held for sale were measured at fair value using unobservable inputs and, therefore, are a level 3 fair value measure.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table represents the Company’s investments at March 31, 2009 and September 30, 2009:

(in thousands)	Balances at March 31, 2009				Balances at September 30, 2009
	Cost Basis	Unrealized Gain(Loss)	Accrued Interest	Fair Value	Cost Basis	Unrealized Gain(Loss)	Accrued Interest	Fair Value
Short-term investments:
U.S. Treasury Bills	$59,977	$-	$10	$59,987	$24,990	$-	$9	$24,999
Total short-term investments	59,977	-	10	59,987	24,990	-	9	24,999
Long-term investments:
Auction rate securities	23,718	-	-	23,718	22,015	-	-	22,015
Total long-term investments	23,718	-	-	23,718	22,015	-	-	22,015
Total short-term and long-term investments	$83,695	$-	$10	$83,705	$47,005	$-	$9	$47,014

At September 30, 2009 and March 31, 2009, all of the Company’s short-term investments consisted of U.S. Treasury Bills and were classified as available-for-sale.  At September 30, 2009 and March 31, 2009, all of the Company’s long-term investments consisted of auction rate securities (“ARS”) and were classified as trading securities.  The Company did not incur any realized gains or losses in the three or six months ended September 30, 2009 or 2008.  In the three and six months ended September 30, 2009, the Company incurred an unrealized gain of $2.4 million and an unrealized loss of $1.0 million, respectively, on the ARS which was recorded to Interest and other income (expense), net in the Condensed consolidated statement of operations.  There were no unrealized losses recorded in the Condensed consolidated statement of operations for the three or six months ended September 30, 2008.

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of September 30, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$204,989	$-	$-	$204,989
Derivative assets	-	92	-	92
Auction rate securities - trading securities	-	-	22,015	22,015
Derivative - UBS Rights Agreement	-	-	5,185	5,185
Reserve Primary Fund	-	-	72	72
Total assets measured at fair value	$204,989	$92	$27,272	$232,353

Derivative liabilities	$372	$4,576	$-	$4,948

Fair Values as of March 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$171,585	$-	$-	$171,585
Derivative assets	-	7,613	-	7,613
Auction rate securities - trading securities	-	-	23,718	23,718
Derivative - UBS Rights Agreement	-	-	4,180	4,180
Reserve Primary Fund	-	-	162	162
Total assets measured at fair value	$171,585	$7,613	$28,060	$207,258

Derivative liabilities	$950	$875	$-	$1,825

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

Level 3 assets consist of auction rate securities (“ARS”), primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  Historically, these ARS investments have provided liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days. The recent uncertainties in the credit markets have affected all of the Company’s holdings, and, as a consequence, these investments are not currently liquid.  As a result, the Company will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition.  The Company currently has the ability to hold these ARS investments until a recovery of the auction process or until maturity.  The Company has classified the entire ARS investment balance as Long-term investments on its Condensed consolidated balance sheets as of September 30, 2009 and March 31, 2009 because of the Company’s inability to determine when its investments in ARS will settle.

As of September 30, 2009 and March 31, 2009, the Company used a discounted cash flow model to determine an estimated fair value of the Company’s investment in ARS.  The key assumptions used in preparing the discounted cash flow model include current estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

In November 2008, the Company accepted an agreement (the “Agreement”) with UBS AG (“UBS”), the investment provider for its $27.3 million par value ARS portfolio, providing the Company with certain rights related to its ARS (the “Rights”).  The Rights permit the Company to require UBS to purchase the Company’s ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, as long as the Company receives payment at par value upon any sale or liquidation.  The Company expects to sell its ARS under the Rights; however, if the Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy the Company’s ARS.  As long as the Company holds the Rights, it will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with the Derivatives and Hedging Topic of the FASB ASC.  The enforceability of the Rights results in a put option and is recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS in November 2008, the Company recorded the put option at fair value of $3.9 million using the Black-Scholes options pricing model.  For the three and six months ended September 30, 2009, the Company recorded an unrealized loss of $2.3 million and an unrealized gain of $1.0 million, respectively, on the put option.  The fair value of the put option is recorded within Other assets in the Condensed consolidated balance sheets with the corresponding unrealized gain or loss included in Interest and other income (expense), net in the Condensed consolidated statement of operations.  The put option does not meet the definition of a derivative instrument under the Derivatives and Hedging Topic of the FASB ASC; therefore, the Company has elected to measure the put option at fair value under the Financial Instruments Topic of the FASB ASC in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses on the Rights are, and will be, included in earnings in future periods.

As a result of the Company’s ability to hold its ARS investments to maturity and the uncertainty as to when the Company will be able liquidate its ARS with UBS, the Company has classified the entire ARS investment balance as Long-term investments on its Condensed consolidated balance sheets as of September 30, 2009 and March 31, 2009.  Prior to accepting the UBS offer, the Company recorded its ARS investments as available-for-sale and any unrealized gains or losses were recorded to Accumulated other comprehensive income within Stockholders’ Equity.  In connection with the acceptance of the UBS offer in November 2008, resulting in the right to require UBS to purchase the ARS at par value beginning on June 30, 2010, the Company transferred its ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities in November 2008 reflects management’s intent to exercise its put option during the period from June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer in November 2008, the Company recognized a loss on the ARS of approximately $4.0 million in Interest and other income (expense), net in the third quarter of fiscal 2009.   In the three and six months ended September 30, 2009, an unrealized gain of $2.4 million and an unrealized loss of $1.0 million, respectively, was recorded to Interest and other income (expense), net.  This was offset by a $2.3 million unrealized loss and $1.0 million unrealized gain recorded on the Rights in the three and six months ended September 30, 2009, respectively.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets during the three and six months ended September 30, 2009:

(in thousands)	Three Months Ended September 30, 2009	Six Months Ended September 30, 2009

Balance at beginning of period	$27,975	$28,060
Unrealized gain (loss) on ARS included in Interest and other income, net	2,376	(953)
Unrealized gain (loss) on Rights included in Interest and other income, net	(2,329)	1,005
Proceeds from sales of ARS	(750)	(750)
Distributions received from Reserve Primary Fund	-	(90)
Balance at end of period	$27,272	$27,272

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill as of March 31, 2009 and September 30, 2009 was $14.0 million, which relates entirely to the ACG business segment.

The following tables present the carrying value of acquired intangible assets with remaining net book values as of each period:

	March 31, 2009			September 30, 2009
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$9,460	$(5,728)	$3,732	$6,500	$(3,638)	$2,862	3-10 years
Patents	1,420	(1,257)	163	720	(609)	111	7 years
Customer relationships	4,405	(787)	3,618	1,705	(626)	1,079	3-8 years
Trade name - inMotion	500	(56)	444	-	-	-	3 years
Trade name - Altec Lansing	18,600	-	18,600	-	-	-	Indefinite
OEM relationships	27	(9)	18	27	(12)	15	7 years
Total	$34,412	$(7,837)	$26,575	$8,952	$(4,885)	$4,067

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2009, the Company completed the annual impairment test of goodwill and the Altec Lansing trade name, which indicated that there was no impairment.  Accounting principles generally accepted in the U.S. require goodwill be tested at least annually using a two-step process that begins with identifying potential impairment.  Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting unit, including such goodwill.  Where the book value of the reporting unit, including related goodwill, is greater than the reporting unit’s fair value, the second step of the goodwill impairment is performed to measure the amount of impairment loss, if any.  For the six months ended September 30, 2009 and September 30, 2008, the Company did not identify any potential impairment related to its goodwill.

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

The Company considered the effect of certain alternatives considered by management for the AEG segment during the quarter on its intangible assets.  During the quarter, management entered into a non-binding letter of intent to sell certain assets along with the assumption of certain liabilities of the AEG segment.  The Company concluded that this triggered an interim impairment review as it was now “more likely than not” that the segment would be sold; however, as the Company’s Board of Directors had not yet approved the final sale of the segment, the assets did not qualify for “held for sale” accounting under the Property, Plant and Equipment Topic of the FASB ASC.  The Company tests its indefinite lived assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  The Company used the proposed purchase price of the AEG segment net assets per the non-binding letter of intent signed during the quarter as the fair value of the segment’s net assets.  This resulted in a full impairment of the Altec Lansing trademark and trade name; therefore, the Company recognized a non-cash impairment charge of $18.6 million in the second quarter of fiscal 2010.  The Company recognized a deferred tax benefit of $7.1 million associated with this impairment charge.

As a result of the proposed purchase price of the net assets of the AEG segment, the Company also evaluated the long-lived assets within the reporting unit.  The fair value of the long-lived assets, which include intangibles and property, plant and equipment, was determined for each individual asset and compared to the asset’s relative carrying value.  This resulted in a full impairment of the AEG intangibles and a partial impairment of its property, plant and equipment; therefore, in the second quarter of fiscal 2010, the Company recognized a non-cash intangible asset impairment charge of $6.6 million, of which $2.0 million related to customer relationships, $0.4 million related to technology and $0.4 million related to the inMotion trade name, and a non-cash impairment charge of $3.8 million related to property, plant and equipment.  The Company recognized a deferred tax benefit of $2.5 million associated with these impairment charges.

The intangible assets that were impaired during the quarter ended September 30, 2009 were measured at their fair value using unobservable input and, therefore, are level 3 fair value measures.

The aggregate amortization expense relating to purchased intangible assets for the three and six months ended September 30, 2008 was $2.0 million and $4.0 million, respectively and $0.5 million and $1.1 million for the three and six months ended September 30, 2009 respectively.  The net book value of the intangibles as of September 30, 2009 relates entirely to the ACG business segment.

The estimated future amortization expense of purchased intangible assets as of September 30, 2009 is as follows:

Fiscal Year Ending March 31,	(in thousands)
2010 (remaining six months)	$618
2011	1,194
2012	821
2013	630
2014	454
Thereafter	350
Total estimated amortization expense	$4,067

6. RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below applying the guidance of either the Exit or Disposal Cost Obligations Topic and the Compensation – Nonretirement Postemployment Benefits Topic of the FASB ASC.

Q1 Fiscal 2009 Restructuring Action

In June 2008, the Company announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  The Company recognized $0.2 million of restructuring charges related to this activity in the six months ended September 2008, consisting solely of severance, and all costs were recorded and paid as of March 31, 2009.

Q3 Fiscal 2009 Restructuring Action

In the third quarter of fiscal 2009, the Company had a reduction in force at AEG’s operations in Luxemburg and Shenzhen, China and ACG’s operations in China as part of the strategic initiative designed to reduce costs.  A total of 624 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  On January 14, 2009, the Company announced additional reductions in force related to this restructuring plan which included termination of an additional 199 employees located in ACG’s Tijuana, Mexico, U.S., and other global locations.  An additional three employees were notified of their termination in the first quarter of fiscal 2010.  A total of 826 employees, primarily in operations positions but also including other functions, were notified of their termination under this restructuring action, all of which had been terminated as of September 30, 2009.  To date, the Company recorded $8.8 million of restructuring charges related to these activities, of which $0.8 million related to the AEG segment and $8.0 million related to the ACG segment.  These costs consisted of $8.1 million in severance and benefits, $0.6 million for the write-off of leasehold improvements due to consolidation of facilities, and $0.1 million in other associated costs.  No additional charges were incurred for the six months ended September 30, 2009.  All costs have been incurred and paid as of September 30, 2009.

Q4 Fiscal 2009 Restructuring Action

At the end of the fourth quarter of fiscal 2009, the Company announced a plan to close its ACG manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products to a supplier in China.  A total of 656 employees, primarily in operations positions but also including other functions, were notified of their termination, of which 598 employees have been terminated as of September 30, 2009.  The Company exited the manufacturing portion of the facility in July 2009 at which time the remaining assets were classified as Assets held for sale on the Condensed consolidated balance sheet (see Note 3).  Most of the remaining employees are expected to terminate during the remainder of fiscal 2010.

In fiscal 2009, the Company recorded $3.0 million of restructuring charges in the ACG business segment, primarily consisting of severance and benefits.  During the six months ended September 30, 2009, the Company recorded an additional $1.5 million of Restructuring and other related charges in the ACG segment consisting of $0.8 million of severance and benefits and $0.7 million non-cash charges related to the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of this restructuring action.  In addition, in the six months ended September 30, 2009, the Company recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues in the Condensed consolidated statement of operations.  To date, the Company has recorded a total of $9.7 million of costs related to this action: $4.5 million in Restructuring and related charges which include $3.8 million of severance and benefits, and $0.7 million of accelerated depreciation charges and $5.2 million in Cost of revenues for accelerated depreciation.  Substantially all the costs related to this action have been recorded and paid as of September 30, 2009.

If forecasted revenue and operating profit growth rates are not achieved, it is reasonably possible that the Company will need to take further restructuring actions which may result in additional restructuring and other related charges in future periods.

The following table summarizes the movement in the Company’s restructuring accrual during the six months ended September 30, 2009:

(in thousands)	Severance and Benefits	Facilities and Equipment	Other	Total

Restructuring accrual at March 31, 2009	$5,468	$117	$(15)	$5,570

Restructuring and other related charges	832	644	(22)	1,454
Cash payments	(6,067)	-	(60)	(6,127)
Non-cash charges and adjustments	(119)	(761)	97	(783)

Restructuring accrual at September 30, 2009	$114	$-	$-	$114

The restructuring accrual is included in Accrued liabilities in the Company’s Condensed consolidated balance sheet.

7. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense included in the Condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2008	2009	2008	2009

Cost of revenues	$626	$475	$1,280	$906

Research, development and engineering	988	828	1,972	1,648
Selling, general and administrative	2,624	2,223	5,254	4,474
Stock-based compensation expense included in operating expenses	3,612	3,051	7,226	6,122

Total stock-based compensation	4,238	3,526	8,506	7,028
Income tax benefit	(1,433)	(1,231)	(2,734)	(2,288)
Total stock-based compensation, net of tax	$2,805	$2,295	$5,772	$4,740

Stock Options

The following is a summary of the Company’s stock option activity during the six months ended September 30, 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2009	8,893	$25.25
Options granted	716	$17.30
Options exercised	(290)	$19.38
Options forfeited or expired	(879)	$25.70
Outstanding at September 30, 2009	8,440	$24.73	3.69	$31,579
Vested and expected to vest at September 30, 2009	8,250	$24.88	3.63	$30,160
Exercisable at September 30, 2009	6,169	$26.98	2.91	$15,206

The total intrinsic value of options exercised during the six months ended September 30, 2008 and 2009 was $2.0 million and $1.4 million, respectively.

As of September 30, 2009, total unrecognized compensation cost related to unvested stock options was $13.9 million which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the six months ended September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2009	363	$20.39
Granted	15	$23.92
Vested	(32)	$25.84
Forfeited	(4)	$16.37
Non-vested at September 30, 2009	342	$20.07

As of September 30, 2009, total unrecognized compensation cost related to non-vested restricted stock awards was $4.6 million, which is expected to be recognized over a weighted average period of 2.5 years.  The total fair value of restricted stock awards vested during the six months ended September 30, 2009 was $0.8 million.

Employee Stock Purchase Plan (“ESPP”)

As of September 30, 2009, there was $0.5 million of unrecognized compensation cost related to the ESPP that is expected to be fully recognized during the next two fiscal quarters.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
Employee Stock Options	2008	2009	2008	2009
Expected volatility	46.3%	51.2%	47.0%	56.4%
Risk-free interest rate	3.1%	2.3%	3.1%	2.0%
Expected dividends	0.8%	0.8%	0.8%	1.2%
Expected life (in years)	4.4	4.5	4.4	4.5
Weighted-average grant date fair value	$9.42	$9.94	$9.50	$7.55
ESPP
Expected volatility	47.7%	58.1%	47.7%	58.1%
Risk-free interest rate	1.9%	0.3%	1.9%	0.3%
Expected dividends	0.8%	0.8%	0.8%	0.8%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average grant date fair value	$6.85	$7.45	$6.85	$7.45

8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended September 30, 2008 and 2009 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2008	2009	2008	2009
Net income (loss)	$17,648	$(746)	$38,142	$9,904
Unrealized gain (loss) on cash flow hedges, net of tax	7,061	(2,070)	8,552	(10,710)
Foreign currency translation gain (loss), net of tax	(541)	149	(289)	1,429
Unrealized gain (loss) on long-term investments, net of tax	618	-	(314)	-
Comprehensive income (loss)	$24,786	$(2,667)	$46,091	$623

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

In accordance with the Derivatives and Hedging Topic of the FASB ASC, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value.  Changes in fair value (i.e., gains or losses) of the derivatives are recorded as Net revenues or Interest and other income, net in the Condensed consolidated statement of operations or as Accumulated other comprehensive income in the Condensed consolidated balance sheet.

Non-Designated Hedges

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  These foreign exchange forward contracts are not subject to the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC, but are carried at fair value with changes in the fair value recorded within Interest and other income, net on the Condensed consolidated statement of operations in accordance with the Foreign Currency Matters Topic of the FASB ASC.  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.  The Company does not enter into foreign currency forward contracts for trading purposes.

As of September 30, 2009, the Company had foreign currency forward contracts of €20.0 million and ₤4.7 million denominated in Euros and Great Britain Pounds, respectively.  These forward contracts hedge against a portion of the Company’s foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent (“USD”), at September 30, 2009:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
Euro ("EUR")	20,000	$29,339	Sell Euro	1 month
Great Britain Pound ("GBP")	4,700	$7,496	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of $4.0 million and $3.5 million in the three and six months ended September 30, 2008, respectively, and a net gain of $0.5 million and $1.5 million in the three and six months ended September 30, 2009, respectively, which are included in Interest and other income (expense), net in the Condensed consolidated statement of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated Euro and Great Britain Pound denominated sales from ACG.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes.  As of September 30, 2009, the Company had foreign currency put and call option contracts of approximately €43.9 million and £11.1 million.  As of March 31, 2009, it had foreign currency put and call option contracts of approximately €48.4 million and £14.4 million.

In the three and six months ended September 30, 2009, realized gains of $0.9 million and $4.4 million, respectively, on cash flow hedges were recognized in Net revenues in the Condensed consolidated statements of operations compared to $0.6 million and $2.7 million in realized losses for the same periods in the prior year.  The Company expects to reclassify the entire amount of $4.3 million of losses, net of tax, in Accumulated other comprehensive income (loss) to Net revenues during the next twelve months due to the recognition of the hedged forecasted sales.

In the second quarter of fiscal 2010, the Company began hedging expenditures denominated in Mexican Peso which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted Peso denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified into Cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  As of September 30, 2009, the Company had foreign currency swap contracts of approximately Mex$112.6.  There were no swap contracts as of March 31, 2009.

In the three and six months ended September 30, 2009, realized gains of $0.1 million and $0.1 million, respectively, on Peso cash flow hedges were recognized in Cost of revenues in the Condensed consolidated statements of operations.  There were no realized gains or losses for the same periods in the prior year.  The Company expects to reclassify the entire amount of $0.1 million of losses accumulated in other comprehensive income (loss) to Cost of revenues during the next twelve months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the Company’s outstanding Peso currency swaps, and approximate U.S. dollar equivalent (“USD”), at September 30, 2009:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
Mexican Peso	112,600	$8,276	Buy Peso	Monthly over 9 Months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Accrued Liabilities
(in thousands)	March 31, 2009	September 30, 2009	March 31, 2009	September 30, 2009

Foreign exchange contractsdesignated as cash flow hedges	$7,613	$92	$875	$4,576
Total derivatives designated as hedging instruments	7,613	92	875	4,576

Foreign exchange contracts not designated	-	-	(2)	(1)
Total derivatives	$7,613	$92	$877	$4,577

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of March 31, 2009 and September 30, 2009, and the impact of designated derivative contracts on Accumulated other comprehensive income for the six months ended September 30, 2009:

(in thousands)	March 31, 2009	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	September 30, 2009

Foreign exchange contracts designated as cash flow hedges	$6,738	$(6,736)	$4,486	$(4,484)

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in gross profit in the Condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2008	2009	2008	2009

Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(602)	$938	(2,669)	$4,389

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income (expense), net in the Condensed consolidated statement of operations was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2008	2009	2008	2009

Gain (loss) on foreign exchange contracts	$1,307	$(680)	1,206	$(3,497)

10. INCOME TAXES

The effective tax rate for the three and six months ended September 30, 2009 was 85.4% and 7.0%, respectively, compared to 26.9% and 20.7% for the same periods a year ago.  The higher effective tax rate on the loss for the three months ended September 30, 2009 compared to the tax rate on income for the same period a year ago is primarily due to the loss for the period resulting from the domestic impairment charge which is benefited at a higher tax rate offset by foreign income taxed at a lower tax rate.  The decrease in the effective tax rate for the six months ended September 30, 2009 compared to the same period a year ago is primarily due to the domestic impairment charge which is benefited at a higher tax rate offset by foreign income taxed at a lower tax rate.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the United States (“U.S.”) or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

As required by the Income Taxes Topic of the FASB ASC, in the six months ended September 30, 2008, the Company recognized a tax benefit of $1.7 million, consisting of $1.4 million in tax reserves and $0.3 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions.  There was no release of tax reserves in the six months ended September 30, 2009.  As of September 30, 2009, the Company had $12.2 million of unrecognized tax benefits compared to $11.1 million at March 31, 2009 recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense.  As of September 30, 2009, the Company had approximately $2.0 million of accrued interest related to unrecognized tax benefits, compared to $1.6 million as of March 31, 2009.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal, state and foreign jurisdictions within the next twelve months.  Currently, the Company cannot reasonably estimate the amount of reductions, if any, during the next twelve months.  Any such reduction could be impacted by other changes in unrecognized tax benefits.

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

11. COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2008	2009	2008	2009

Net income (loss)	$17,648	$(746)	$38,142	$9,904

Weighted average shares-basic	48,796	48,737	48,738	48,632
Dilutive effect of employee equity incentive plans	693	-	624	486
Weighted average shares-diluted	49,489	48,737	49,362	49,118

Earnings (loss) per share-basic	$0.36	$(0.02)	$0.78	$0.20

Earnings (loss) per share-diluted	$0.36	$(0.02)	$0.77	$0.20

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	5,515	5,407	6,406	7,071

For the three months ended September 30, 2009, the Company incurred a net loss and the inclusion of stock options in the shares used for computing diluted loss per share would have been anti-dilutive and would have reduced the net loss per share.  Accordingly, all potentially dilutive common shares attributable to employee equity incentive plans have been excluded from the shares used to calculate diluted loss per share for the three months ended September 30, 2009.

12. SEGMENT INFORMATION

Financial data for each segment for the three and six months ended September 30, 2008 and 2009 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2008	2009	2008	2009

Net revenues
Audio Communications Group	$195,349	$144,458	$393,876	$285,620
Audio Entertainment Group	21,507	22,957	42,144	41,920
Consolidated net revenues	$216,856	$167,415	$436,020	$327,540

Gross profit
Audio Communications Group	$92,746	$67,931	$181,916	$132,935
Audio Entertainment Group	1,027	4,755	2,736	7,307
Consolidated gross profit	$93,773	$72,686	$184,652	$140,242

Operating income (loss)
Audio Communications Group	$33,509	$20,619	$62,532	$38,192
Audio Entertainment Group	(6,191)	(26,602)	(12,803)	(29,777)
Consolidated operating income (loss)	$27,318	$(5,983)	$49,729	$8,415

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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2008	2009	2008	2009

Net revenues from unaffiliated customers:
Office and Contact Center	$119,530	$93,503	$242,333	$189,426
Mobile	60,911	34,665	120,793	66,975
Gaming and Computer Audio	8,977	9,015	18,598	17,825
Clarity	5,931	7,275	12,152	11,394
Total segment net revenues	$195,349	$144,458	$393,876	$285,620

Audio Entertainment Group

AEG is engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  Major product categories include “Docking Audio”, which includes all speakers, whether USB, AC or battery-powered, that work with portable digital players such as iPod and other MP3 players and “PC Audio”, which includes self-powered speaker systems used for computers and other multi-media application systems.  ”Other” includes headphones and home audio systems.  All of the revenues in AEG are derived from sales of Altec Lansing products.

As noted in Note 13, the Company entered into an Asset Purchase Agreement on October 2, 2009 to sell the AEG segment which is expected to close by the beginning of December 2009.

The following table presents net revenues by product group within AEG:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2008	2009	2008	2009

Net revenues from unaffiliated customers:
Docking Audio	$9,198	$10,602	$18,970	$20,395
PC Audio	10,051	10,086	19,229	17,577
Other	2,258	2,269	3,945	3,948
Total segment net revenues	$21,507	$22,957	$42,144	$41,920

Major Customers

No customer accounted for 10% or more of total net revenues for the three or six months ended September 30, 2008 and 2009, nor did any one customer account for 10% or more of accounts receivable, net at March 31, 2009 and September 30, 2009.

13. SUBSEQUENT EVENTS

On October 1, 2009, the Company’s Board of Directors approved management to enter into an agreement with an affiliate of Prophet Equity, L.P. for the sale of Altec Lansing, which is also referred to as the AEG business segment.

On October 2, 2009, the Company announced it had entered into an Asset Purchase Agreement (the “Agreement”) with Audio Technologies Acquisition, LLC (“the Purchaser”), an affiliate of Prophet Equity LP, for the sale of certain assets of Altec Lansing, for a purchase price of $18.0 million in cash, subject to certain post-closing adjustments, along with the assumption of certain liabilities related to the AEG segment.  On October 23, 2009, the Company entered into a letter agreement with the Purchaser to extend the closing date of the transaction.  The sale transaction is expected to close the beginning of December 2009.  The Company does not expect to incur any significant gain or loss as a result of the sale.

Pursuant to the Agreement, the Purchaser will acquire substantially all of the assets associated with the AEG business, including customer and vendor contracts, certain patents and trademarks and other intellectual property, inventory, property, plant and equipment, and the name Altec Lansing.  Plantronics will retain all accounts receivable, accounts payable and certain other liabilities balances as of the close date.  Most of the AEG employees will be hired by the Purchaser.  Also, in connection with the Agreement, the parties will enter into a Transaction Service Agreement whereby, among other things, Plantronics will provide certain services to the Purchaser for a limited period following the closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).   Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include statements containing our expectations regarding (i) the United States (“U.S.”) and world economy, (ii) our restructuring programs and estimated savings, (iii) our objective to maintain our profitability, be cash flow positive, increase our return on invested capital, and improve our competitive position, (iv) our ability to continue to focus on certain strategic initiatives, (v) the future of Unified Communications (“UC”) technologies, including their implementation, growth in deployments, the effect on headset adoption, and our expectation concerning our revenue opportunity from UC, (vi) our position in the UC market, (vii) our expenses, including research and development expenses and sales, general and administrative expenses,  and (viii) maintaining revenue growth, in addition to other statements regarding out future operations, results of operations, financial condition and prospects and business strategies, (ix) our auction rate securities portfolio, including our agreement with UBS AG, (x) the sale of the Altec Lansing business including the planned closing date and the effect of the transaction on our business and operating results,  (xi) the level of cash flow and the timing of the receipt of any such cash flow resulting from the sale in addition to other statements regarding our future operations, financial condition and prospects and business strategies and (xii) our anticipated capital expenditures for the remainder of fiscal 2010.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand.   In addition, we manufacture and market, under our Clarity brand, specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs.  We are also a leading manufacturer and marketer of high quality docking audio products, computer and home entertainment sound systems, and a line of headphones for personal digital media under our Altec Lansing brand.  However, during the second quarter of fiscal 2010, we entered into a non-binding letter of intent to sell certain assets along with the assumption of certain liabilities of Altec Lansing, our Audio Entertainment Group (“AEG”) segment.  On October 2, 2009, we entered into an Asset Purchase Agreement with an affiliate of Prophet Equity, L.P. for a purchase price of approximately $18.0 million in cash subject to certain post closing adjustments.  On October 23, 2009, we entered in a letter agreement to extend the closing date to December 1, 2009.  The sale transaction in expected to close by the beginning of December 2009.

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

Our consolidated net revenues decreased from $216.9 million in the second quarter of fiscal 2009 to $167.4 million in the second quarter of fiscal 2010.  The second quarter of fiscal 2009 included a benefit in Bluetooth headsets revenues from demand attributable to hands-free driving legislation being enforced in the states of California and Washington beginning on July 1, 2008.  In addition, there were revenue declines in all of our major geographies and most of our product groups due to the continued impact from the global recession.  Our consolidated net income decreased from $17.6 million in the second quarter of fiscal 2009 to a net loss of $0.7 million in the second quarter of fiscal 2010 primarily due to the lower net revenues, $25.2 million in charges related to the impairment of long-lived assets in the AEG segment and $2.6 million of restructuring charges including $1.7 million of accelerated depreciation recorded in Cost of revenues related to the closure of our manufacturing operations in Suzhou, China which was announced in the fourth quarter of fiscal 2009.  These decreases to consolidated net income were offset in part by reduced operating expenses as a result of our reduced cost structure.

In our Audio Communications Group (“ACG”) segment, net revenues decreased from $195.3 million in the second quarter of fiscal 2009 to $144.4 million in the second quarter of fiscal 2010, primarily driven by a decrease in sales of our Bluetooth headsets for the mobile market which decreased 42% or $24.1 million from the same quarter a year ago.  The higher net revenues in these products in the prior year quarter was the result of strong demand in the first six months of fiscal 2009, particularly in the U.S., due in part to the hands-free driving laws that became enforceable on July 1, 2008 in California and Washington.  In the Mobile market, particularly for consumer applications, margins are typically lower than for our enterprise applications due to the level of competition and pricing pressures.  Our strategy for improving the profitability of mobile consumer products is to differentiate our products from our competitors and to provide compelling solutions under our brand with regard to features, design, ease of use, and performance.  Also, to further improve Bluetooth profitability, we completed the closure of ACG’s manufacturing operations in Suzhou, China in July 2009 and outsourced manufacturing of our Bluetooth products to an existing supplier in China.

In our AEG segment, net revenues increased from $21.5 million in the second quarter of fiscal 2009 to $23.0 million in the second quarter of fiscal 2010 primarily due to an increase in Docking Audio sales throughout all regions as a result of an improved product portfolio including a benefit from liquidation sales of older products.  Operating losses increased to $26.6 million in the second quarter of fiscal 2010 compared to $6.2 million in the corresponding period in the prior year primarily due to an impairment charge on long-lived assets of $25.2 million offset in part by higher gross margins and reduced operating costs resulting from our cost reduction efforts.  Our higher gross margins are attributable to lower amortization of intangible assets as a result of the impairment of certain long-lived assets in the third quarter of fiscal 2009 and in the second quarter of fiscal 2010.  On October 2, 2009, we entered into an Asset Purchase Agreement to sale of certain assets along with the assumption of certain liabilities of the AEG segment for a purchase price of $18.0 million in cash, subject to certain post-closing adjustments.  The transaction is expected to close by the beginning of December 2009.  In addition, we will enter into a Transaction Service Agreement whereby, among other things, we will provide certain services to the purchaser for a limited period following the closing.  As a result, all future and historical AEG segment results will be reported as discontinued operations beginning in the third quarter of fiscal 2010.

In fiscal 2010, we are focused on the following key corporate goals to maximize long-term shareholder value:

—
Be profitable and cash flow positive.   We announced and implemented several restructuring plans in fiscal 2009 along with other cost cutting measures, to significantly decrease our operating expenses and overall cost structure.  In addition, we have entered into an Asset Purchase Agreement to sell our Altec Lansing division which has historically generated losses.  We believe our cost structure is aligned with current market conditions and supports our plans to remain profitable and cash flow positive; however, we will monitor and realign our cost structure as needed to match actual economic conditions while continuing to invest in new products and sales and support for Unified Communications (“UC”) and other key market opportunities.

—
Establish strong UC market position for future growth.  We will continue to focus on UC technologies as we believe the implementation of UC by the business market will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and profit growth.

—
Improve return on invested capital.  We are focused on increasing our profits and reducing our net assets with the goal of improving our return on invested capital.  Initiatives designed to reduce invested capital include: the transition to an outsourced original design manufacturing model for Bluetooth which is helping to reduce inventory and positions us to sell our plant in China; a tightening of capital expenditures which we believe will yield more than a 50% reduction in capital expenditures globally in fiscal 2010 compared to fiscal 2009; and leveraging the investments we have made in supply chain management systems to reduce inventory and improve inventory turns.  In addition, capital freed up upon completion of the sale of the AEG segment will be redeployed to its highest and best use.

Our results for the six months ended September 30, 2009 demonstrated progress on these key corporate initiatives.  In the first six months of fiscal 2010, we had consolidated net income of $9.9 million despite the $25.2 million impairment charge on long-lived assets of the AEG segment and $6.7 million in restructuring charges from our Q4 Fiscal 2009 Restructuring Action, and we generated $52.4 million in cash flows from operations.  We had our second quarter of shipments of UC products which consists of the Savi(TM) product family.  We also decreased net inventory by $19.3 million and, in July 2009, completed the transition of the manufacturing of our Bluetooth products to an outsourced supplier.  In addition, capital expenditures were $3.0 million for the six months ended September 30, 2009, a decrease of 79% from $14.6 million in the comparable year ago period.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the Condensed consolidated statements of operations data and data by segment.  The financial information and the ensuing discussion should be read in conjunction with the accompanying unaudited Condensed consolidated financial statements and notes thereto.

Consolidated

(in thousands except percentages)	Three Months Ended September 30,				Six Months Ended September 30,
	2008		2009		2008		2009

Net revenues	$216,856	100.0%	$167,415	100.0%	$436,020	100.0%	$327,540	100.0%
Cost of revenues	123,083	56.8%	94,729	56.6%	251,368	57.7%	187,298	57.2%
Gross profit	93,773	43.2%	72,686	43.4%	184,652	42.3%	140,242	42.8%

Operating expense:
Research, development and engineering	18,850	8.7%	15,179	9.1%	38,545	8.8%	30,258	9.2%
Selling, general and administrative	47,745	22.0%	37,439	22.4%	96,143	22.1%	74,921	22.9%
Impairment of long-lived assets	-	0.0%	25,194	15.0%	-	0.0%	25,194	7.7%
Restructuring and other related charges	(140)	(0.1%)	857	0.5%	235	0.1%	1,454	0.4%
Total operating expenses	66,455	30.6%	78,669	47.0%	134,923	31.0%	131,827	40.2%
Operating income (loss)	27,318	12.6%	(5,983)	(3.6%)	49,729	11.3%	8,415	2.6%
Interest and other income (expense), net	(3,170)	(1.5%)	884	0.6%	(1,630)	(0.3%)	2,231	0.6%
Income (loss) before income taxes	24,148	11.1%	(5,099)	(3.0%)	48,099	11.0%	10,646	3.2%
Income tax expense (benefit)	6,500	3.0%	(4,353)	(2.6%)	9,957	2.3%	742	0.2%
Net income (loss)	$17,648	8.1%	$(746)	(0.4%)	$38,142	8.7%	$9,904	3.0%

Audio Communications Group

(in thousands except percentages)	Three Months Ended September 30,				Six Months Ended September 30,
	2008		2009		2008		2009

Net revenues	$195,349	100.0%	$144,458	100.0%	$393,876	100.0%	$285,620	100.0%
Cost of revenues	102,603	52.5%	76,527	53.0%	211,960	53.8%	152,685	53.5%
Gross profit	92,746	47.5%	67,931	47.0%	181,916	46.2%	132,935	46.5%

Operating expense:
Research, development and engineering	16,879	8.6%	13,542	9.3%	34,076	8.7%	27,211	9.5%
Selling, general and administrative	42,358	21.7%	32,913	22.8%	85,308	21.7%	66,097	23.1%
Restructuring and other related charges	-	0.0%	857	0.6%	-	0.0%	1,435	0.5%
Total operating expenses	59,237	30.3%	47,312	32.7%	119,384	30.4%	94,743	33.1%
Operating income	$33,509	17.2%	$20,619	14.3%	$62,532	15.8%	$38,192	13.4%

Audio Entertainment Group

(in thousands except percentages)	Three Months Ended September 30,				Six Months Ended September 30,
	2008		2009		2008		2009

Net revenues	$21,507	100.0%	$22,957	100.0%	$42,144	100.0%	$41,920	100.0%
Cost of revenues	20,480	95.2%	18,202	79.3%	39,408	93.5%	34,613	82.6%
Gross profit	1,027	4.8%	4,755	20.7%	2,736	6.5%	7,307	17.4%

Operating expense:
Research, development and engineering	1,971	9.2%	1,637	7.1%	4,469	10.6%	3,047	7.3%
Selling, general and administrative	5,387	25.0%	4,526	19.7%	10,835	25.7%	8,824	21.0%
Impairment of long-lived assets	-	0.0%	25,194	109.8%	-	0.0%	25,194	60.1%
Restructuring and other related charges	(140)	(0.7%)	-	0.0%	235	0.6%	19	0.0%
Total operating expenses	7,218	33.5%	31,357	136.6%	15,539	36.9%	37,084	88.4%
Operating loss	$(6,191)	(28.7%)	$(26,602)	(115.9%)	$(12,803)	(30.4%)	$(29,777)	(71.0%)

NET REVENUES

Audio Communications Group

	Three Months Ended September 30,		Increase (Decrease)		Six Months Ended September 30,		Increase (Decrease)
(in thousands except percentages)	2008	2009			2008	2009

Net revenues from unaffiliated customers:
Office and Contact Center	$119,530	$93,503	$(26,027)	(21.8%)	$242,333	$189,426	$(52,907)	(21.8%)
Mobile	60,911	34,665	(26,246)	(43.1%)	120,793	66,975	(53,818)	(44.6%)
Gaming and Computer Audio	8,977	9,015	38	0.4%	18,598	17,825	(773)	(4.2%)
Clarity	5,931	7,275	1,344	22.7%	12,152	11,394	(758)	(6.2%)
Total segment net revenues	$195,349	$144,458	$(50,891)	(26.1%)	$393,876	$285,620	$(108,256)	(27.5%)

Audio Entertainment Group

	Three Months Ended September 30,		Increase (Decrease)		Six Months Ended September 30,		Increase (Decrease)
(in thousands except percentages)	2008	2009			2008	2009

Net revenues from unaffiliated customers:
Docking Audio	$9,198	$10,602	$1,404	15.3%	$18,970	$20,395	$1,425	7.5%
PC Audio	10,051	10,086	35	0.3%	19,229	17,577	(1,652)	(8.6%)
Other	2,258	2,269	11	0.5%	3,945	3,948	3	0.1%
Total segment net revenues	$21,507	$22,957	$1,450	6.7%	$42,144	$41,920	$(224)	(0.5%)

Consolidated net revenues decreased 23%, from $216.9 million in the second quarter of fiscal 2009 to $167.4 million in the second quarter of fiscal 2010 and by 25%, from $436.0 million in the six months ended September 30, 2008 to $327.5 million in the six months ended September 30, 2009.   The decreases in net revenues during the three and six month periods ended September 30, 2009 were mostly attributable to the ACG segment, whose revenues accounted for approximately 86% and 87% of consolidated net revenues in the three months and six months ended September 30, 2009, respectively.  ACG revenues were down compared to the same periods in the prior year mostly due to lower Mobile and Office and Contact Center revenues.  The decline in ACG Mobile revenues is primarily due to the fact that we received a benefit in the first six months of fiscal 2009 attributable to rising demand for our Bluetooth headsets as a result of hands-free legislation that was enforced in the states of California and Washington in the U.S. beginning on July 1, 2008.  Office and Contact Center revenues decreased primarily due to weaker economic conditions.  AEG net revenues increased 7% compared to the same quarter a year ago and decreased 1% compared to the first six months of fiscal 2009.  The increase for the three months ended September 30, 2009 was primarily due to a refreshed product portfolio and new product placements along with a benefit from liquidation sales of older products.  The decrease in AEG product revenues from the six months ended September 30, 2009 was primarily attributable to a decrease in PC Audio product revenues which declined due to phasing out an older product line with newer models as customers worked through inventories of the older product line before receiving newer products.  In addition, the weaker global economy is also affecting AEG both in PC Audio product sales and in terms of the overall product mix selling throughout the entire portfolio.

ACG

ACG is engaged in the design, manufacture, marketing and sales of headsets for business and consumer applications, and other specialty products.  We make headsets for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, or “OCC”, which is defined as corded and cordless communication headsets, amplifiers and telephone systems; “Mobile”, which is defined as Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which is defined as gaming and PC headsets; and “Clarity”, which includes specialty products marketed for hearing impaired individuals.

OCC products represent our largest source of revenues, while Mobile products represent our largest unit volumes.  Wireless office systems and Mobile Bluetooth headsets represented 54% of ACG net revenues in the second quarter of fiscal 2010 compared to 60% in the second quarter of fiscal 2009.  Revenues may vary due to seasonality, the timing of the introduction of new products, discounts and other incentives and channel mix.

We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders.  Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

Fluctuations in the net revenues of ACG for the three months ended September 30, 2009 compared to the same quarter a year ago were primarily a result of the following:

—
Mobile net revenues decreased $26.2 million primarily as the second quarter of fiscal 2009 included a benefit in Bluetooth headsets revenues from demand attributable to hands-free driving legislation being enforced in the states of California and Washington beginning on July 1, 2008.  In addition, there was overall weaker consumer spending as a result of the global recession as compared to the prior year quarter.

—	OCC net revenues decreased $26.0 million mostly due to lower volumes as a result of weaker global economic conditions.

Fluctuations in the net revenues of ACG for the six months ended September 30, 2009 compared to the same period a year ago were as follows:

—
Mobile net revenues decreased $53.8 million primarily as the first six months of fiscal 2009 included a benefit in Bluetooth headsets revenues from demand attributable to hands-free driving legislation being enforced in the states of California and Washington beginning on July 1, 2008.  In addition, there was overall weaker consumer spending as a result of the global recession as compared to the prior year period.

—	OCC net revenues decreased $52.9 million mostly due to lower volumes as a result of weaker global economic conditions.

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

On October 2, 2009, we entered into an Asset Purchase Agreement with an affiliate of Prophet L.P. for the sale of certain assets along with the assumption of certain liabilities of the AEG segment for a purchase price of $18.0 million in cash, subject to certain post-closing adjustments.  The transaction is expected to close by the beginning of December 2009.

Due to the fact that our AEG products are primarily consumer goods sold in the retail channel, the holiday sales in the December quarter typically account for a seasonal spike in net revenues.

Fluctuations in the net revenues of AEG for the three months ended September 30, 2009 compared to the same quarter a year ago were primarily a result of the following:

—
Docking Audio net revenues increased by $1.4 million from the prior year due to the strength of the product portfolio including a benefit from liquidation sales of older products and lower discounting than in the prior year period.

—
PC Audio product net revenues was consistent with the prior year period as a result of a refreshed  product portfolio and new product placements which were offset by economic weakness in the current year.

Fluctuations in the net revenues of AEG for the six months ended September 30, 2009 compared to the same period a year ago were as follows:

—
Docking Audio net revenues increased by $1.4 million from the prior year due to the strength of the product portfolio including a benefit from product placement to a large warehouse club in the first quarter of fiscal 2010.

—
PC Audio product net revenues decreased by $1.7 million as a result of an older product portfolio which was being refreshed and was released during the period along with a focus on increasing the number of product placement with customers.

Geographical Information

	Three Months Ended September 30,		Increase (Decrease)		Six Months Ended September 30,		Increase (Decrease)
(in thousands except percentages)	2008	2009			2008	2009

Net revenues from unaffiliated customers:
United States	$139,856	$104,027	$(35,829)	(25.6%)	$274,258	$202,814	$(71,444)	(26.0%)

Europe, Middle East and Africa	46,036	37,526	(8,510)	(18.5%)	97,394	76,286	(21,108)	(21.7%)
Asia Pacific	18,088	16,190	(1,898)	(10.5%)	34,775	28,366	(6,409)	(18.4%)
Americas, excluding United States	12,876	9,672	(3,204)	(24.9%)	29,593	20,074	(9,519)	(32.2%)
Total international net revenues	77,000	63,388	(13,612)	(17.7%)	161,762	124,726	(37,036)	(22.9%)

Total consolidated net revenues	$216,856	$167,415	$(49,441)	(22.8%)	$436,020	$327,540	$(108,480)	(24.9%)

Consolidated U.S. net revenue, as a percentage of total net revenues, was fairly consistent in comparison to the same periods in the last year; however, U.S. net revenue decreased 26% in both the three and six months ended September 30, 2009 due to the weakened economy and as a result of the higher net revenues from our Bluetooth product portfolio in the three and six months ended September 30, 2008 due to demand attributable to hands-free driving legislation being enforced in the states of California and Washington beginning July 1, 2008.  Consolidated international net revenues were also consistent as a percentage of total net revenues, but decreased by 18% from the second quarter of fiscal 2009 and 23% from the six months ended September 30, 2008 due to the overall weakened global economy.

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

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Consolidated
Net revenues	$216,856	$167,415	$(49,441)	(22.8%)	$436,020	$327,540	$(108,480)	(24.9%)
Cost of revenues	123,083	94,729	(28,354)	(23.0%)	251,368	187,298	(64,070)	(25.5%)
Consolidated gross profit	$93,773	$72,686	$(21,087)	(22.5%)	$184,652	$140,242	$(44,410)	(24.1%)
Consolidated gross profit %	43.2%	43.4%	0.2	ppt.	42.3%	42.8%	0.5	ppt.

Audio Communications Group
Net revenues	$195,349	$144,458	$(50,891)	(26.1%)	$393,876	$285,620	$(108,256)	(27.5%)
Cost of revenues	102,603	76,527	(26,076)	(25.4%)	211,960	152,685	(59,275)	(28.0%)
Segment gross profit	$92,746	$67,931	$(24,815)	(26.8%)	$181,916	$132,935	$(48,981)	(26.9%)
Segment gross profit %	47.5%	47.0%	(0.5)	ppt.	46.2%	46.5%	0.3	ppt.

Audio Entertainment Group
Net revenues	$21,507	$22,957	$1,450	6.7%	$42,144	$41,920	$(224)	(0.5%)
Cost of revenues	20,480	18,202	(2,278)	(11.1%)	39,408	34,613	(4,795)	(12.2%)
Segment gross profit	$1,027	$4,755	$3,728	363.0%	$2,736	$7,307	$4,571	167.1%
Segment gross profit %	4.8%	20.7%	15.9	ppt.	6.5%	17.4%	10.9	ppt.

In the second quarter of fiscal 2010, compared to the same quarter a year ago, consolidated gross profit decreased 23%, from $93.8 million in the second quarter of fiscal 2009 to $72.7 million in the second quarter of fiscal 2010.   For the six months ended September 30, 2009 compared to the same quarter a year ago, consolidated gross profit decreased 24%, from $184.7 million in the prior year period to $140.2 million in the first six months of fiscal 2010.  The decrease in consolidated gross profit in both the three and six month periods of fiscal 2010 as compared to the same periods in fiscal 2009 was attributable to the ACG segment, whose gross profit accounted for approximately over 93% of consolidated gross profit in the periods, partially offset by an increase in AEG gross profit in both periods.

Fluctuations in the gross profit of ACG and AEG for the three months ended September 30, 2009 compared to the same quarter a year ago were as follows:

ACG

The decrease in gross profit was primarily due to lower net revenues.  As a percentage of net revenues, the decrease in gross profit of 0.5 percentage points was primarily due to the following:

—	a 3.5 percentage point detriment from the impact of lower production volumes on manufacturing cost;
—
a 1.3 percentage point detriment from higher depreciation expense primarily due to $1.7 million in accelerated depreciation of manufacturing property, plant and equipment under our Q4 fiscal 2009 restructuring action related to the closure of our Suzhou, China manufacturing facility in July 2009;

—
a 2.0 percentage point benefit from higher product margins driven by a favorable product mix and lower discounting with a higher portion of OCC revenues which generally have a higher gross margin than other ACG product categories;

—	a 1.4 percentage point benefit from lower freight expenses; and
—	a 0.9 percentage point benefit due to lower requirements for excess and obsolete inventory provisions.

AEG

The increase in gross profit was primarily due to improved gross margin.  As a percentage of net revenues, gross profit increased 15.9 percentage points primarily due to the following:

—	a 6.3 percentage point benefit from lower requirements for excess and obsolete inventory provisions;
—	a 5.4 percentage point benefit from higher product margins mostly due to lower discounts and material cost reductions from product redesigns; and
—
a 4.0 percentage point benefit from lower intangible asset amortization as a result of the impairment of certain long-lived assets in the third quarter of fiscal 2009 and the second quarter of fiscal 2010.

Fluctuations in the gross profit of ACG and AEG for the six months ended September 30, 2009 compared to the same period a year ago were as follows:

ACG

The decrease in gross profit was primarily due to lower net revenues.  However, as a percentage of net revenues, gross profit increased by 0.3 percentage points primarily due to the following:

—
a 2.2 percentage point benefit from higher product margins driven by a favorable product mix with a higher portion of OCC revenues which generally have a higher gross margin than other ACG product categories;

—	a 1.2 percentage point benefit from lower freight expenses;
—	a 1.1 percentage point benefit from lower warranty, duty, and improved labor and material efficiencies;
—	a 0.7 percentage point benefit from lower requirements for excess and obsolete inventory provisions;
—
a 2.0 percentage point detriment from higher depreciation expense primarily due to $5.2 million of accelerated depreciation of manufacturing property, plant and equipment under our Q4 fiscal 2009 restructuring action related to the closure of our Suzhou, China manufacturing facility in July 2009; and

—	a 2.9 percentage point detriment from the impact of lower production volumes on manufacturing costs.

AEG

The increase in gross profit was primarily due to improved gross margin.  As a percentage of net revenues, gross profit increased 10.9 percentage points primarily due to the following:

—
a 4.0 percentage point benefit from lower intangible asset amortization as a result of the impairment of certain long-lived assets in the third quarter of fiscal 2009 and the second quarter of fiscal 2010;

—	a 3.2 percentage point benefit from lower freight costs due to higher fuel surcharges in the prior year period;

—	a 2.6 percentage point benefit from lower requirements for excess and obsolete inventory provisions; and
—	a 1.3 percentage point benefit from material cost reductions from product redesigns.

Gross profit for the six months ended September 30, 2009 includes a correcting adjustment of approximately $1.3 million related to an overstatement of duty expense for ACG in prior periods, beginning in the third quarter of fiscal 2005 through the fourth quarter of fiscal 2009.  We assessed the materiality of the error as required by the Accounting Changes and Error Corrections Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and determined the impact of the correcting adjustment will not be material to our projected full year results for fiscal 2010.  In addition, we do not believe the error is material to the amounts reported in prior periods.

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

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Consolidated
Research, development and engineering	$18,850	$15,179	$(3,671)	(19.5%)	$38,545	$30,258	$(8,287)	(21.5%)
% of total consolidated net revenues	8.7%	9.1%	0.4	ppt.	8.8%	9.2%	0.4	ppt.

Audio Communications Group
Research, development and engineering	$16,879	$13,542	$(3,337)	(19.8%)	$34,076	$27,211	$(6,865)	(20.1%)
% of total segment net revenues	8.6%	9.3%	0.7	ppt.	8.7%	9.5%	0.8	ppt.

Audio Entertainment Group
Research, development and engineering	$1,971	$1,637	$(334)	(16.9%)	$4,469	$3,047	$(1,422)	(31.8%)
% of total segment net revenues	9.2%	7.1%	(2.1)	ppt.	10.6%	7.3%	(3.3)	ppt.

In the three and six months ended September 30, 2009, compared to the same periods a year ago, consolidated research, development and engineering expenses decreased as a result of cost reduction efforts in both business segments.  For the three months ended September 30, 2009, ACG expenses decreased mostly due to lower compensation costs of $1.6 million as a result of workforce reductions.  For the six months ended September 30, 2009, ACG expenses decreased mostly due to lower compensation costs of $3.1 million as a result of workforce reductions and $2.1 million of lower research and development project expenses.

For the three and six months ended September 30, 2009, AEG research, development and engineering expenses decreased due to the substantial completion of the product portfolio refresh and the cumulative benefit of restructuring efforts in fiscal 2009.

We anticipate that our ACG research, development and engineering expenses will increase slightly from the current quarter level throughout the remaining quarters of fiscal 2010 as we invest in UC, while the AEG research, development and engineering expenses will cease as a result of the sale of the AEG business segment expected to close by the beginning of December 2009.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, professional service fees, travel expenses, litigation costs, bad debt expense and allocations of overhead expenses, including facilities, human resources and IT costs.

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Consolidated
Selling, general and administrative	$47,745	$37,439	$(10,306)	(21.6%)	$96,143	$74,921	$(21,222)	(22.1%)
% of total consolidated net revenues	22.0%	22.4%	0.4	ppt.	22.1%	22.9%	0.8	ppt.

Audio Communications Group
Selling, general and administrative	$42,358	$32,913	$(9,445)	(22.3%)	$85,308	$66,097	$(19,211)	(22.5%)
% of total segment net revenues	21.7%	22.8%	1.1	ppt.	21.7%	23.1%	1.4	ppt.

Audio Entertainment Group
Selling, general and administrative	$5,387	$4,526	$(861)	(16.0%)	$10,835	$8,824	$(2,011)	(18.6%)
% of total segment net revenues	25.0%	19.7%	(5.3)	ppt.	25.7%	21.0%	(4.7)	ppt.

For the three and six months ended September 30, 2009, compared to the same periods a year ago, consolidated selling, general and administrative expenses decreased as a result of actions taken to reduce costs in both our business segments.

For the three months ended September 30, 2009, ACG expenses decreased mostly due to lower marketing and sales promotion expenses of $3.2 million, lower compensation costs of $2.6 million related to reduced headcount as part of our restructuring actions in the prior fiscal year, lower professional service fees of $2.2 million and lower travel and entertainment expenses of $1.5 million.  For the six months ended September 30, 2009, ACG expenses decreased mostly due to lower compensation costs of $6.6 million related to reduced headcount as part of our restructuring actions in the prior fiscal year, lower marketing and sales promotion expenses of $6.6 million, lower professional service fees of $3.4 million and lower travel and entertainment expenses of $2.9 million.

AEG selling, general and administrative expenses decreased for the three and six months ended September 30, 2009 compared to the same periods a year ago due to cost reduction efforts and the cumulative benefit of restructuring actions in fiscal 2009.

We anticipate our ACG selling, general and administrative expenses will increase slightly in comparison to the current quarter throughout the remaining quarters of fiscal 2010 as we invest in UC, while the AEG selling, general and administrative expenses will cease as a result of the sale of the AEG business segment expected to close by the beginning of December 2009.

IMPAIRMENT OF LONG-LIVED ASSETS

We review goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if indicators of impairment exist.  In preparing our financial statements for the second quarter of fiscal 2010, we considered the effect of certain alternatives considered by management for the AEG segment during the quarter on its intangible assets.  During the quarter, we entered into a non-binding letter of intent to sell certain assets along with the assumption of certain liabilities of the AEG segment.  We concluded that this triggered an interim impairment review as it was now more likely than not that the segment would be sold; however, as our Board of Directors had not yet approved the final sale of the segment, the assets did not qualify for “held for sale” accounting.  This review resulted in non-cash impairment charges of $25.2 million recorded in the second quarter of fiscal 2010 which consisted of $21.4 million related to intangible assets primarily associated with the Altec Lansing trademark and trade name and $3.8 million related to property, plant and equipment related to the AEG segment.

RESTRUCTURING AND OTHER RELATED CHARGES

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Consolidated
Restructuring and other related charges	$(140)	$857	$997	(712.1%)	$235	$1,454	$1,219	518.7%
% of total consolidated net revenues	(0.1%)	0.5%	0.6	ppt.	0.1%	0.4%	0.3	ppt.

Audio Communications Group
Restructuring and other related charges	$-	$857	$857	100.0%	$-	$1,435	$1,435	100.0%
% of total segment net revenues	0.0%	0.6%	0.6	ppt.	0.0%	0.5%	0.5	ppt.

Audio Entertainment Group
Restructuring and other related charges	$(140)	$-	$140	(100.0%)	$235	$19	$216	(91.9%)
% of total segment net revenues	(0.7%)	0.0%	0.7	ppt.	0.6%	0.0%	(0.6)	ppt.

Q1 Fiscal 2009 Restructuring Action

In June 2008, we announced a reduction in force at AEG’s operations in Milford, Pennsylvania as part of the strategic initiative designed to reduce costs.  A total of 31 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  We recognized $0.2 million of restructuring charges related to this activity in the six months ended September 30, 2008, consisting solely of severance, and all costs were recorded and paid as of March 31, 2009.  Cost savings from this action were $2.2 million in fiscal 2009 and we anticipate cost savings of approximately $2.6 million in fiscal 2010, consisting of reduced employee expenses in all functions.

Q3 Fiscal 2009 Restructuring Action

In the third quarter of fiscal 2009, we had a reduction in force at AEG’s operations in Luxemburg and Shenzhen, China and ACG’s operations in China as part of the strategic initiative designed to reduce costs.  A total of 624 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  On January 14, 2009, we announced additional reductions in force related to this restructuring plan which included termination of an additional 199 employees located in ACG’s Tijuana, Mexico, U.S., and other global locations.  An additional three employees were notified of their termination in the first quarter of fiscal 2010.  A total of 826 employees, primarily in operations positions but also including other functions, were notified of their termination under this restructuring action, all of which had been terminated as of September 30, 2009.  To date, we recorded $8.8 million of restructuring charges related to these activities, of which $0.8 million related to the AEG segment and $8.0 million related to the ACG segment.  These costs consisted of $8.1 million in severance and benefits, $0.6 million for the write-off of leasehold improvements due to consolidation of facilities, and $0.1 million in other associated costs.  No additional charges were incurred for the six months ended September 30, 2009.  We believe that substantially all of the costs have been incurred and paid as of September 30, 2009.  We currently expect cost savings as a result of this restructuring plan, including the actions announced in January 2009, to be approximately $16.3 million in fiscal 2010 consisting of reduced employee related costs in all functions and reduced facility and related costs in operations due to consolidation of facilities.

Q4 Fiscal 2009 Restructuring Action

At the end of the fourth quarter of fiscal 2009, we announced a plan to close our ACG manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products to a supplier in China.  A total of 656 employees, primarily in operations positions but also including other functions, were notified of their termination, of which 598 employees have been terminated as of September 30, 2009.  We exited the manufacturing portion of the facility in July 2009 at which time the remaining assets were classified as Assets held for sale on the Condensed consolidated balance sheet (see Note 3).  Most of the remaining employees are expected to terminate during the remainder of fiscal 2010.

In fiscal 2009, we recorded $3.0 million of restructuring charges in the ACG business segment, primarily consisting of severance and benefits.  During the six months ended September 30, 2009, we recorded an additional $1.5 million of Restructuring and other related charges in the ACG segment consisting of $0.8 million of severance and benefits and $0.7 million non-cash charges related to the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of this restructuring action.  In addition, in the six months ended September 30, 2009, we recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues in the Condensed consolidated statement of operations.  To date, we have recorded a total of $9.7 million of costs related to this action:  $4.5 million in Restructuring and related charges which include $3.8 million of severance and benefits and $0.7 million of accelerated depreciation charges, and $5.2 million in Cost of revenues for accelerated depreciation.  Substantially all the costs related to this action have been recorded and paid as of September 30, 2009.

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

If forecasted revenue and operating profit growth rates are not achieved, it is reasonably possible that we will need to take further restructuring actions which may result in additional restructuring and other related charges in future periods.

OPERATING INCOME (LOSS)

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Consolidated
Operating income	$27,318	$(5,983)	$(33,301)	(121.9%)	$49,729	$8,415	$(41,314)	(83.1%)
% of total consolidated net revenues	12.6%	(3.6%)	(16.2)	ppt.	11.3%	2.6%	(8.7)	ppt.

Audio Communications Group
Operating income	$33,509	$20,619	$(12,890)	(38.5%)	$62,532	$38,192	$(24,340)	(38.9%)
% of total segment net revenues	17.2%	14.3%	(2.9)	ppt.	15.8%	13.4%	(2.4)	ppt.

Audio Entertainment Group
Operating loss	$(6,191)	$(26,602)	$20,411	329.7%	$(12,803)	$(29,777)	$16,974	132.6%
% of total segment net revenues	(28.7%)	(115.9%)	87.2	ppt.	(30.4%)	(71.0%)	40.6	ppt.

In the three and six months ended September 30, 2009, compared to the same periods in the prior year, consolidated operating income decreased mostly due to lower gross profit from lower revenues and the impairment charge on AEG long-lived assets which were partially offset by reductions in operating expenses.  In the three and six months ended September 30, 2009, compared to the same periods in the prior year, ACG’s operating income decreased due to lower net revenues offset partially by lower operating expenses due to efforts to reduce costs.  In the three and six months ended September 30, 2009, compared to the same periods in the prior year, AEG’s operating loss increased primarily due to the impairment charge on long-lived assets offset in part by higher gross profit along with our cost reduction efforts.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Consolidated
Interest and other income (expense), net	$(3,170)	$884	$4,054	(127.9%)	$(1,630)	$2,231	$3,861	(236.9%)
% of total consolidated net revenues	(1.5%)	0.6%	2.1	ppt.	(0.3%)	0.6%	0.9	ppt.

In the three and six months ended September 30, 2009, compared to the same periods in the prior year, interest and other income (expense), net increased primarily due to foreign currency exchange gains in the current periods as compared to foreign currency losses in the prior year periods as a result of the strength of the U.S. dollar.  The increases from the foreign currency gains were offset partially by lower interest income as a result of declining interest rates despite higher average cash and investment balances.

INCOME TAX EXPENSE

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Consolidated
Income (loss) before income taxes	$24,148	$(5,099)	$(29,247)	(121.1%)	$48,099	$10,646	$(37,453)	(77.9%)
Income tax expense (benefit)	6,500	(4,353)	(10,853)	(167.0%)	9,957	742	(9,215)	(92.5%)
Net income (loss)	$17,648	$(746)	$(18,394)	(104.2%)	$38,142	$9,904	$(28,238)	(74.0%)
Effective tax rate	26.9%	85.4%	58.5	ppt.	20.7%	7.0%	(13.7)	ppt.

The effective tax rate for the three and six months ended September 30, 2009 was 85.4% and 7.0%, respectively, compared to 26.9% and 20.7% for the same periods a year ago.  The higher effective tax rate on the loss for the three months ended September 30, 2009 compared to the tax rate on income for the same period a year ago is primarily due to the loss for the period resulting from the domestic impairment charge which is benefited at a higher tax rate offset by foreign income taxed at a lower tax rate.  The decrease in the effective tax rate for the six months ended September 30, 2009 compared to the same period a year ago is primarily due to the domestic impairment charge which is benefited at a higher tax rate offset by foreign income taxed at a lower tax rate. The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

As required by the Income Taxes Topic of the FASB ASC, for the six months ended September 30, 2008, we recognized a tax benefit of $1.7 million, consisting of $1.4 million in tax reserves and $0.3 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions.  There was no release of tax reserves in the six months ended September 30, 2009.  As of September 30, 2009, we had $12.2 million of unrecognized tax benefits compared to $11.1 million as of March 31, 2009 recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in Income tax expense. As of September 30, 2009, we had approximately $2.0 million of accrued interest related to unrecognized tax benefits, compared to $1.6 million as of March 31, 2009.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal, state and foreign jurisdictions within the next twelve months.  Currently, we cannot reasonably estimate the amount of reductions, if any, during the next twelve months.  Any such reduction could be impacted by other changes in unrecognized tax benefits.

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

FINANCIAL CONDITION

The table below provides selected Condensed consolidated cash flow information for the periods presented:

	Six Months Ended September 30,
(in thousands)	2008	2009

Cash provided by operating activities	$54,405	$52,475

Cash used for capital expenditures and other assets	(14,591)	(3,003)
Cash provided by maturities of short-term investments,net		35,000
Cash provided by other investing activities	-	1,027
Cash provided by (used for) investing activities	(14,591)	33,024

Cash used for financing activities	$(1,131)	$(1,423)

Cash Flows from Operating Activities

Cash flows from operating activities for the six months ended September 30, 2009 consisted of net income of $9.9 million, non-cash charges of $34.9 million and working capital sources of cash of $7.7 million.  Non-cash charges related primarily to $25.2 million related to the impairment charge on AEG long-lived assets, $10.2 million of depreciation and amortization, $7.0 million of stock-based compensation and $5.9 million of non-cash restructuring charges from accelerated depreciation on assets associated with the closure of our Suzhou, China manufacturing facility as part of our Q4 Fiscal 2009 Restructuring Action, including $5.2 million which is recorded in Cost of revenues.  Working capital sources of cash consisted primarily of decreases in inventory due to increased net revenues from the fourth quarter of fiscal 2009 and income taxes due to refunds received, and an increase in accounts payable which fluctuates based on the timing of payments.  The days sales outstanding (“DSO”) as of September 30, 2009 increased to 55 days from 48 days as of September 30, 2008 which is primarily due to the normal seasonality of revenues in the current period in comparison to the same quarter in the prior year which included the benefit earlier in the quarter related to Bluetooth headsets revenue attributable to hands-free legislation being enforced in the states of California and Washington beginning July 1, 2009.  Despite the increase in DSO, the overall quality of aging of accounts receivable improved from the prior year quarter.  Working capital uses of cash consisted primarily of an increase in accounts receivable as a result of higher net revenue from the fourth quarter of fiscal 2009.

Cash flows from operating activities for the six months ended September 30, 2008 consisted of net income of $38.1 million, non-cash charges of $21.4 million and working capital uses of cash of $5.2 million.  Non-cash charges related primarily to $14.0 million of depreciation and amortization, $8.5 million of stock-based compensation and a provision for excess and obsolete inventory of $3.2 million which was offset, in part, by a benefit from deferred income taxes of $4.3 million.  Working capital uses of cash consisted primarily of increases in inventory primarily related to increased purchases of our consumer product inventory and accrued liabilities which fluctuate with the timing of payments.  Working capital sources of cash consisted primarily of increases in accounts payable and income taxes payable which fluctuate based on the timing of payments and accounts receivable which decreased due to higher overall collections.  The DSO as of September 30, 2008 decreased to 48 days from 56 days as of September 30, 2007.

Cash Flows from Investing Activities

Net cash flows provided by investing activities for the six months ended September 30, 2009 primarily consisted of net proceeds of short-term investments of $35.0 million and capital expenditures of $3.0 million primarily related to IT projects and tooling costs.

For the six months ended September 30, 2008, net cash flows used for investing activities consisted of capital expenditures of $14.6 million, primarily related to construction costs of the new corporate data center and the engineering center in our Santa Cruz, California headquarters along with various IT projects.

Cash Flows from Financing Activities

Net cash flows from financing activities for the six months ended September 30, 2009 primarily consisted of dividend payments of $4.9 million and $4.5 million related to the repurchase of common stock, which was partially offset by $5.6 million in proceeds from the exercise of employee stock options and $1.6 million in proceeds from the sale of treasury stock.

Net cash flows used by financing activities for the six months ended September 30, 2008 primarily consisted of dividend payments of $4.9 million and $6.4 million related to the repurchase of common stock, which was partially offset by $6.9 million in proceeds from the exercise of employee stock options and $2.7 million in proceeds from the sale of treasury stock.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been to repurchase stock and for capital expenditures, including tooling for new products and building and leasehold improvements for facilities expansion.  At September 30, 2009, we had working capital of $423.1 million, including $269.2 million of cash, cash equivalents and short-term investments, compared with working capital of $377.6 million, including $218.2 million of cash, cash equivalents and short-term investments at March 31, 2009.  The increase in working capital of approximately $45.5 million is primarily a result of the increase in cash and cash equivalents and short term investments of $51.0 million offset in part by an increase in accounts payable and accrued liabilities.

For the remainder of fiscal 2010, we expect to spend an additional $5.5 million to $6.5 million in capital expenditures, primarily consisting of IT related expenditures and tooling for new products.  In comparison to the prior fiscal year, we expect total capital expenditures of $8.5 million to $9.5 million in fiscal 2010, a decrease from the $23.7 million spent in fiscal 2009,

On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which authorization the Company may purchase shares in the open market from time to time.  During fiscal 2008 and 2009, we repurchased 1,000,000 shares of our common stock under this repurchase plan in the open market at a total cost of $18.3 million and an average price of $18.30 per share.  On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009, we repurchased 89,000 shares of our common stock under this plan in the open market at a total cost of $1.0 million and an average price of $11.54 per share.  In the first quarter of fiscal 2010, we repurchased an additional 26,000 shares under this plan in the open market at a total cost of approximately $0.4 million and an average price of $17.11 per share.  In the second quarter of fiscal 2010, we repurchased an additional 165,900 shares under this plan in the open market at a total cost of approximately $4.0 million and an average price of $24.24 per share.  In total under the current repurchase plan, we have purchased 280,900 shares in the open market at a total cost of approximately $5.5 million and an average price of $19.55 per share.  As of September 30, 2009, there were 719,100 remaining shares authorized for repurchase.

Our cash and cash equivalents as of September 30, 2009 consist of U.S. Treasury or Treasury-Backed funds and bank deposits with third party financial institutions.  These bank deposit balances are currently insured under the Temporary Liquidity Guarantee (“TLG”) program administered by the Federal Deposit Insurance Corporation (“FDIC”).  The current terms of the TLG providing for the unlimited insurance are in force through December 31, 2009.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or if there are other adverse conditions in the financial markets.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits, upon repatriation.

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

In November 2008, we accepted an agreement (the “Agreement”) with UBS AG (“UBS”), the investment provider for our $27.3 million par value ARS portfolio, providing us with certain rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or liquidation.  We expect to sell our ARS under the Rights; however, if the Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy our ARS.  As long as we hold the Rights, we will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with the Derivatives and Hedging Topic of the FASB ASC.  The enforceability of the Rights results in a put option and is recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS in November 2008, we recorded the put option at fair value of $3.9 million using the Black-Scholes options pricing model.  For the three and six months ended September 30, 2009, the Company recorded an unrealized loss of $2.3 million and an unrealized gain of $1.0 million, respectively, on the put option.  The fair value of the put option is recorded within Other assets in the Condensed consolidated balance sheets with the corresponding unrealized gain or loss included in Interest and other income (expense), net in the Condensed consolidated statement of operations. The put option does not meet the definition of a derivative instrument under the Derivatives and Hedging Topic of the FASB ASC; therefore, we have elected to measure the put option at fair value under the Financial Instruments Topic of the FASB ASC in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses on the Rights are and will be included in earnings in future periods.

As a result of our ability to hold our ARS investments to maturity and the uncertainty as to when we will be able liquidate our ARS with UBS, we classified the entire ARS investment balance as Long-term investments on our Condensed consolidated balance sheet as of March 31, 2009 and September 30, 2009.  Prior to accepting the UBS offer in November 2008, we recorded our ARS investments as available-for-sale and any unrealized gains or losses were recorded to Accumulated other comprehensive income within Stockholders’ Equity.  In connection with the acceptance of the UBS offer in November 2008, resulting in the right to require UBS to purchase the ARS at par value beginning on June 30, 2010, we transferred our ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities reflects management’s intent to exercise our put option during the period from June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer in November 2008, we recognized a loss on the ARS of approximately $4.0 million in Interest and other income, net.   In the three and six months ended September 30, 2009, an unrealized gain of $2.4 million and an unrealized loss of $1.0 million, respectively, was recorded to Interest and other income (expense), net.  This was offset by a $2.3 million unrealized loss and $1.0 million unrealized gain recorded on the Rights in the three and six months ended September 30, 2009, respectively.

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

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances.  We record in the Condensed consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Consolidated statement of operations.  Gains and losses associated with currency rate changes on contracts are recorded within Interest and other income, net, offsetting transaction gains and losses on the related assets and liabilities.

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great Britain Pound with put and call option contracts used as collars.  We also started hedging a portion of the forecasted expenditures in Mexican Pesos with a cross-currency swap in the second quarter of fiscal 2010.  At each reporting period, we record the net fair value of our unrealized option contracts in the Condensed consolidated balance sheet with related unrealized gains and losses as a component of Accumulated other comprehensive income, a separate element of Stockholders’ Equity.  Gains and losses associated with realized option and swap contracts are recorded within Net revenue and Cost of Revenues.

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

Our AEG segment has incurred operating losses, including a non-cash goodwill and long-lived asset impairment charges of $117.5 million in the third quarter of fiscal 2009 and $25.2 million in the second quarter of fiscal 2010, utilizing more cash than has been generated by that segment.  AEG’s cash deficits have been funded by the cash surpluses generated by ACG.  We anticipate that ACG’s cash surpluses are sufficient to cover any further cash deficits generated by AEG during fiscal 2010 until the sale of the business segment is complete at the beginning of December 2009.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2009.  At September 30, 2009, the unrecognized tax benefits and related interest under the Income Tax Topic of the FASB ASC were $12.2 million and $2.0 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, Long-term income taxes payable on our Condensed consolidated balance sheet includes these unrecognized tax benefits.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  There have been no changes to our critical accounting policies during the six months ended September 30, 2009.

Recent Accounting Pronouncements

On July 1, 2009, the FASB launched the “FASB Accounting Standards Codification” (the “FASB ASC”) as the single source of authoritative nongovernmental U.S. GAAP.  The FASB ASC did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC is now considered nonauthoritative.  The FASB ASC was effective for our financial statements for the quarter ended September 30, 2009.  The adoption of the FASB ASC did not have an impact on our consolidated financial statements.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $158.2 million at March 31, 2009 compared to $244.2 million at September 30, 2009.   Cash equivalents have a maturity when purchased of three months or less.  We had short-term investments of $60.0 million at March 31, 2009 compared to $25.0 million as of September 30, 2009 which have maturities of greater than three months and are classified as available-for-sale.  Long-term investments of $23.7 million as of March 31, 2009 compared to $22.0 million as of September 30, 2009 have maturities greater than one year, or we do not currently have the ability to liquidate the investment.  All of our long-term investments are held in our name at a limited number of major financial institutions and consist of ARS, concentrated primarily in student loans.  We have no exposure to sub-prime mortgage securities.

Interest rates declined in the three and six month periods of fiscal 2010 compared to the same period in the prior year.  Our cash and cash equivalents, net of short-term working capital needs, are primarily invested in U.S. Treasury funds, which had an average yield of approximately 0.038% in the second quarter of fiscal year 2010.   Approximately 56% of our interest income in the second quarter of fiscal 2010 was derived from our $27.3 million par value ARS portfolio which had an average yield of approximately 0.71%.  The ARS are currently resetting at rates of approximately 0.74% in October 2009.  If these rates continue, our interest income will increase slightly from the second quarter of fiscal 2010.  A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.  In addition, if we sell our ARS under the Rights during the period from June 30, 2010 through July 2, 2012, as we intend to do, and invest the proceeds in a securities portfolio similar to our current cash, cash equivalents and short-term investment portfolio as of September 30, 2009, our interest income could decrease.

FOREIGN CURRENCY EXCHANGE RATE RISK

We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations.  All of our hedging activities are entered into with large financial institutions including Wells Fargo, Bank of America Corporation, The Goldman Sachs Group, Inc., and JPMorgan Chase & Co. who are periodically evaluated for credit risks.  We hedge our balance sheet exposure by hedging Euro and Great Britain Pound denominated receivables, payables, and cash balances, our Mexican Peso denominated expenditures and our economic exposure by hedging a portion of anticipated Euro and Great Britain Pound denominated sales.  We can provide no assurance that our strategy will be successfully implemented and that exchange rate fluctuations will not materially adversely affect our business in the future.

We experienced foreign currency gains in the second quarter of fiscal 2010, including benefits from our hedging activities.  Although we hedge a portion of our foreign currency exchange exposure, continued weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar, could result in foreign exchange losses in future periods.

Non-designated Hedges

We hedge our Euro and Great Britain Pound denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of September 30, 2009 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Euro	Sell Euro	$29.3	$2.9	$(2.9)
Great Britain Pound	Sell GBP	7.5	0.8	(0.8)
Net position		$36.8	$3.7	$(3.7)

Cash Flow Hedges

In the second quarter of fiscal 2010, approximately 38% of net revenues were derived from sales outside the U.S., which were predominately denominated in the Euro and the Great Britain Pound.

As of September 30, 2009, we had foreign currency call option contracts of approximately €43.9 million and £11.1 million denominated in Euros and Great Britain Pounds, respectively.  In addition, as of September 30, 2009, we had foreign currency put option contracts of approximately €43.9 million and £11.1 million denominated in Euros and Great Britain Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.  If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. Dollar, we could incur a gain of $6.3 million or a loss of $7.4 million.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of September 30, 2009 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$(78.9)	$4.2	$(6.8)
Put options	73.2	2.1	(0.6)
Net position	$(5.7)	$6.3	$(7.4)

As of September 30, 2009, we had cross currency swap contract of approximately Mex$112.6 million.  Collectively, our swap contracts hedge against a portion of our forecasted Mexican Peso denominated expenditures.

The table below presents the impact on the Black-Scholes valuation of our currency swap contract of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the swap contract for cash flow hedges as of September 30, 2009 (in millions):

	USD Value of Net Foreign Exchange Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Swap contract	$8.3	$(0.7)	$0.9

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of our business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  The U.S. District Court for the Central District of Los Angeles signed an order approving the final settlement of the lawsuit entitled In Re Bluetooth Headset Products Liability Litigation brought against Plantronics, Inc., Motorola, Inc and GN Netcom, Inc. alleging that the three companies failed to adequately warn consumers of the potential for long term noise induced hearing loss if they used Bluetooth headsets.  The companies contested the claims of the lawsuit, but settled the lawsuit on a nationwide basis for an amount which we believe is less than the cost of litigating and winning the lawsuit.  On September 25, 2009, the Court signed a judgment in the case resolving all matters except the issue of outstanding attorneys’ fees, which will be split amount the three defendants.  On October 22, 2009, the Court issued an order setting the class counsel’s attorneys’ fees and costs and the incentive award at the maximum amounts agreed to by the parties in their settlement.  The objectors to the settlement have filed a notice of appeal. Otherwise, there were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

As a result of the worldwide economic conditions described above, revenue in all portions of our business declined in the fourth quarter of fiscal 2009 and in most portions of our business in the first and second quarters of fiscal 2010 in comparison to the comparable periods in the prior years.  If conditions deteriorate further, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which, in turn, could have a material adverse effect on our revenue, profitability and the market price of our stock.

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

During fiscal 2009, as a result of the effect of the current economic conditions on the business, an impairment review was triggered which resulted in an impairment charge in our AEG reporting segment of $54.7 million of goodwill, $58.7 million of intangible assets and $4.1 million of property, plant and equipment.  As a result of signing a non-binding letter of intent in the second quarter of fiscal 2010 to sell certain assets of the AEG segment, management determined that an impairment review was triggered which resulted in an impairment charge of $25.2 million consisting of a $21.4 million impairment on the remaining carrying value of the AEG intangible assets and $3.8 million impairment of AEG property, plant and equipment.

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

—
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

—
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

—	We have substantially refreshed our AEG product line; however, market adoption of new products is difficult to predict.

—
A significant portion of our annual retail sales for AEG generally occurs in the third fiscal quarter, thereby increasing the difficulty of predicting revenues and profitability from quarter to quarter and in managing inventory levels.

—
On October 2, 2009, we announced that we entered into an agreement for the sale of our AEG business to an affiliate of Prophet Equity, L.P. and the closing is expected to occur not later than December 1, 2009.  Prior to the closing, and as a result of the transition of employees, information technology services, facilities, customers and suppliers to the acquirer, our business and that of AEG may be disrupted which may affect our operating results which will continue to include AEG until the closing of the sale.

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

Our consumer business which primarily consists of our AEG segment, Bluetooth headsets and computer and gaming headsets will continue to be significantly impacted by the weak retail environment which could negatively impact our revenue, gross profit and operating results.  The risks faced in connection with this include the following:

—
we believe that the turnaround for AEG is largely dependent on the market success of its new product portfolio.  We placed some of the products within our new portfolio beginning in the Fall of 2008, and we will continue to place new products through fiscal 2010.  The development of these new products may not evolve as anticipated.  There can be no assurance that these new products will be successful and, during the time we are developing the new products, our competitors are selling products to our customers and increasing their market share;

—	competition may continue to increase in the retail markets more than we expect;

—	our ability to meet the fall market windows for consumer products;

—	difficulties retaining or obtaining shelf space for consumer products in our sales channel;

—	difficulties in achieving a sufficient gross margin and uncertainties in the demand for consumer audio products in the current economic environment; and

—	the global downturn in the economy has lessened the amount spent generally by consumers decreasing the demand for our consumer products.

In addition to the risks discussed above, we have entered into an agreement for the sale of our AEG business.  Until the sale is consummated, the results of the AEG business will continue to be included in our consolidated financial results.  Prior to the closing of the transaction which is expected to occur not later than December 1, 2009, the AEG business may be disrupted, which could have an adverse effect on the results of operation of AEG and, therefore, our consolidated operating results.  In addition, the consummation of the sale transaction is subject to certain conditions which may not be met.  If the sale transaction does not close, we and our AEG business may be materially adversely affected.

We may suffer additional consequences if the sale of the AEG business is not completed.

We anticipate that the sale of our AEG business will close not later than December 1, 2009.  Completion of the sale is subject to certain closing conditions, including, among other things, the absence of any law or order prohibiting the consummation of the transaction, the accuracy of our representations and warranties, compliance with our covenants under the purchase agreement, the receipt of certain consents from customers to the assignment of contracts and the satisfactory completion by the acquirer of certain additional due diligence regarding intellectual property matters and customers.  If the sale of our AEG business is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

—
activities relating to the transaction and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

—
the market price of our common stock could decline following an announcement that the transaction has been abandoned, to the extent that the current market price reflects a market assumption that the transaction will be completed; and

—	we may experience the departure of our employees.

We can provide no assurance that all of the conditions to the closing will be met or that the closing will occur in the time currently anticipated if at all.

If we do not match production to demand, we may lose business or our gross margins could be materially adversely affected.

Our industry is characterized by rapid technological changes, frequent new product introductions, short-term customer commitments and rapid changes in demand.  We determine production levels based on our forecasts of demand for our products.  Actual demand for our products depends on many factors, which makes it difficult to forecast.  We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future.

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

—	The production and distribution of Bluetooth and other wireless headsets presents many significant manufacturing, marketing and other operational risks and uncertainties including:

—	our dependence on third parties to supply key components, many of which have long lead times;

—	our ability to forecast demand for the variety of new products within this product category for which relevant data is incomplete or unavailable; and

—	longer lead times with suppliers than commitments from some of our customers.

—
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

We compete in the business market for the sale of our office and contact center products.  We believe that our greatest long-term opportunity for profit growth in ACG is in the office market, and our foremost strategic objective for this segment is to increase headset adoption.  To this end, we are investing in creating new products that are more appealing in functionality and design as well as targeting certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large corporations will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and product growth.  UC is the integration of voice and video-based communications systems enhanced with software applications and IP networks.  It may include the integration of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video and web conferencing and unified messaging.  UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving the overall business efficiency and providing more effective collaboration among an increasingly distributed workforce.  Despite weak economic conditions, trial deployments of UC solutions and headsets continue to grow, with some evidence that the cost savings and productivity enhancements derived from UC are driving the expansion of existing deployments in both the U.S. and Europe.  We can give no assurance that significant growth in UC will occur.  However, we believe that we are well positioned in the UC market and that our competitive position continues to improve.

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

We have been experiencing a trend away from corded headsets to cordless products.  In general, our corded headsets have had higher gross margins than our cordless products, but the margin on cordless headsets is trending higher.  In addition, we expect that office phones will begin to incorporate Bluetooth functionality, which would open the market to consumer Bluetooth headsets and reduce the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wireless headset systems, resulting in lost revenue and lower margins.  Should we not be able to maintain the higher margins on our cordless products that we recently achieved, our revenue and profits will decrease.

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

The success of our products depends on several factors, including our ability to:

—	anticipate technology and market trends;

—	develop innovative new products and enhancements on a timely basis;

—	distinguish our products from those of our competitors;

—	create industrial design that appeals to our customers and end-users;

—	manufacture and deliver high-quality products in sufficient volumes; and

—	price our products competitively.

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

In the fourth quarter of fiscal 2009, we announced our plan to outsource the manufacturing of all of our Bluetooth headsets to GoerTek, Inc., which is an existing supplier located in Weifang, China.  As a result, we stopped our manufacturing operations in our Suzhou, China facility during the second quarter of fiscal 2010.  The manufacturing of our Bluetooth products is therefore dependent upon GoerTek’s ability to deliver the quantities of products that we demand in a timely manner and to meet our quality standards.  In the event that GoerTek is unable to meet our requirements or becomes unable to remain in business as a result of the global recession or otherwise, our Bluetooth business could be severely and materially affected as it may be difficult to ramp-up a new manufacturer on a timely and cost effective basis.

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

—
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

We have a manufacturing facility in Tijuana, Mexico and a design and manufacturing facility in Suzhou, China.  In our Suzhou, China location, we stopped our manufacturing operations during the second quarter of fiscal 2010.  We also have suppliers and other vendors throughout Asia, including GoerTek, Inc. who will be the sole manufacturer of our Bluetooth products located in Weifang, China.  We also generate a significant amount of our revenues from foreign customers.  The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations.

The types of risks faced in connection with international operations and sales include, among others:

—	fluctuations in foreign exchange rates;

—	cultural differences in the conduct of business;

—	greater difficulty in accounts receivable collection and longer collection periods;

—	the impact of the global recession;

—	reduced protection for intellectual property rights in some countries;

—	unexpected changes in regulatory requirements;

—	tariffs and other trade barriers;

—	political conditions, civil unrest or criminal activities within each country;

—	the management and operation of an enterprise spread over various countries;

—	the burden and administrative costs of complying with a wide variety of foreign laws and regulations; and

—	currency restrictions.

We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our gross profit and profitability.

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the Great Britain Pound (“GBP”).  Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions.  We also have significant manufacturing operations in Mexico and fluctuations in the currency exchange rate can impact our gross profit and profitability.  Currency exchange rates are difficult to predict, and we may not be able to predict changes in exchange rates in the future.  We hedged a portion of our Euro and GBP forecasted revenue exposure for the future 12 month period, which offset the impact of a stronger dollar during the past fiscal year.  In addition, in the second quarter of fiscal 2010 we began hedging a portion of our Peso forecasted cost of revenues.  However, over time, the current exchange rates or a further increase in the value of the U.S. dollar relative to the Euro, the GBP or the Peso could negatively impact our revenues, gross profit and profitability in the future.

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

The provisions of the Income Tax Topic of the FASB ASC clarify the accounting for uncertainty in income tax positions.  This interpretation requires that we recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained which has the potential to add more variability to our future effective tax rates.

We have intangible assets and goodwill recorded on our balance sheet, and we have recently recognized impairment losses.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

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

We completed our annual review of goodwill and purchased intangible assets with indefinite lives for impairment during the fourth quarter of fiscal 2009 which indicated that there was no further impairment of goodwill or intangible assets.  In the first quarter of fiscal 2010, there had been no indicators of further impairment.

However, as a result of signing a non-binding letter of intent in the second quarter of fiscal 2010 to sell certain assets of the AEG segment, management determined that an impairment review was triggered which resulted in an impairment charge of $25.2 million consisting of a $21.4 million impairment on the remaining carrying value of the AEG intangible assets and $3.8 million impairment of AEG property, plant and equipment.

The remaining goodwill and intangible assets' values as of September 30, 2009 are related to the ACG business segment.  It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets.

We may not realize the benefits from the sale of Altec Lansing, our AEG business segment.

Under the terms of the Asset Purchase Agreement, dated October 2, 2009 (the “Purchase Agreement”), we will retain certain assets and liabilities of Altec Lansing as of the closing date, including accounts receivable, accounts payable and certain other liabilities. We expect these net assets to result in additional operating cash flow once the retained working capital assets are monetized in fiscal 2010.  We will also retain the use of certain strategic assets, including the right to use the Altec Lansing brand for specific music applications for three years.  We can offer no assurance as to the level of cash flow, if any, that may result from such assets nor as to the timing of the receipt of any such cash flow.

In addition, pursuant to the Purchase Agreement, we have agreed to indemnify the acquirer following the closing of the transaction against specified losses in connection with the AEG business and generally retain responsibility for various legal liabilities that accrue prior to closing.  We have also made representations and warranties to the acquirer about the condition of AEG, including matters relating to intellectual property, employee matters and environmental laws.  Following the closing, if the acquirer makes an indemnification claim because it has suffered a loss or a third party has commenced an action against the acquirer, we may incur substantial expenses resolving the acquirer’s claim or defending the acquirer and ourselves against the third party action, which would harm our operating results.  In addition, our ability to defend ourselves may be impaired because our former AEG employees will be employees of the acquirer and our management may have to devote a substantial amount of time to resolving the claim, and, as we are no longer in the AEG business, we will not be able to readily offer products, service and intellectual property in settlement.  In addition, these indemnity claims may divert management attention from our continued business.  It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or the acquirer and we may expend substantial resources trying to determine which party has responsibility for the claim.

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

We have intellectual property rights that could be infringed on by others, and we may infringe on the intellectual property rights of others.

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

Patents, copyrights, trademarks and trade secrets are owned by individuals or entities that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights.  As we have grown, the intellectual property rights claims against us have increased.  There has also been a general trend of increasing intellectual property assertion against corporations that make and sell products.  Our products and technologies may be subject to certain third-party claims and, regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate, settle, or otherwise resolve.  In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue the manufacture and distribution of products that are found to be in violation of another party’s rights.  We also may have to obtain, or renew on less favorable terms, licenses to manufacture and distribute our products, which may significantly increase our operating expenses.  In addition, many of our agreements with our distributors and resellers require us to indemnify them for certain third-party intellectual property infringement claims.  Discharging our indemnity obligations may involve time-consuming and expensive litigation, may result in substantial settlements or damages awards, may result in our products being enjoined, and may result in the loss of a distribution channel or retail partner.

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

Our mobile headsets are used with mobile telephones.  There has been continuing public controversy over whether the radio frequency emissions from mobile telephones are harmful to users of mobile phones.   We believe that there is no conclusive proof of any health hazard from the use of mobile telephones but research in this area is incomplete.  We have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero. Our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones.  However, if research establishes a health hazard from the use of mobile telephones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for mobile phones, which could reduce demand for headset products.  Likewise, should research establish a link between radio frequency emissions and wireless headsets and public concern in this area grows, demand for our wireless headsets could be reduced creating a material adverse effect on our financial results.

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

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

—	uncertain economic conditions, including the length and severity of the domestic and global recession, inflationary pressures, and the decline in investor confidence in the market place;

—	changes in our published forecasts of future results of operations;

—	quarterly variations in our or our competitors' results of operations and changes in market share;

—	the announcement of new products or product enhancements by us or our competitors;

—	further deterioration of the current economy could impact our decision to declare future dividends;

—	the loss of services of one or more of our executive officers or other key employees;

—	changes in earnings estimates or recommendations by securities analysts;

—	developments in our industry;

—	sales of substantial numbers of shares of our common stock in the public market;

—	the pendency of the sale of the AEG business and the risk that the sale may not close;

—	general economic, political, and market conditions, including market volatility; and

—	other factors unrelated to our operating performance or the operating performance of our competitors.

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

In November 2008, we accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for our $27.3 million par value ARS portfolio, granting us certain rights relating to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 to July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or liquidation.  We expect to sell our ARS under the Rights; however, if we do not exercise the Rights before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy the ARS.  As long as we hold the Rights, the ARS will continue to accrue interest as determined by the auction process or the terms of the ARS.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

In connection with the acceptance of the UBS offer in November 2008, we transferred our ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities reflects management’s intent to exercise the Rights option during the period June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer, we recognized a loss on the ARS of approximately $4.0 million in Interest and other income, net in the third quarter of fiscal 2009.   In the six months ended September 30, 2009, an additional unrealized loss of $1.0 million was recorded in Interest and other income, net which was offset by a $1.0 million unrealized gain on the Rights.  In the second quarter of fiscal 2010, we received proceeds of approximately $0.8 million of a portion of our ARS portfolio.

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

Share Repurchase Programs

On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which the Company may purchase shares in the open market from time to time.  During fiscal 2008 and 2009, we repurchased 1,000,000 shares of our common stock under this repurchase plan in the open market at a total cost of $18.3 million and an average price of $18.30 per share.  On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009, we repurchased 89,000 shares of our common stock under this plan in the open market at a total cost of $1.0 million and an average price of $11.54 per share.  As of March 31, 2009, there were 911,000 remaining shares authorized for repurchase.  In the first quarter of fiscal 2010, we repurchased an additional 26,000 shares under this plan in the open market at a total cost of approximately $0.4 million and an average price of $17.11 per share.  In the second quarter of fiscal 2010, we repurchased an additional 165,900 shares under this plan in the open market at a total cost of approximately $4.0 million and an average price of $24.24 per share.  In total under the current repurchase plan, we have purchased 280,900 shares in the open market at a total cost of approximately $5.5 million and an average price of $19.55 per share.  As of September 30, 2009, there were 719,100 remaining shares authorized for repurchase.

The following table presents a month-to-month summary of the stock purchase activity in the second quarter of fiscal 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

June 28, 2009 to July 25, 2009	19,000	$18.43	19,000	866,000
July 26, 2009 to August 29, 2009	45,900	$24.52	45,900	820,100
August 30, 2009 to September 26, 2009	101,000	$25.21	101,000	719,100

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The 2009 Annual Meeting of Stockholders of Plantronics, Inc. was held at Plantronics Headquarters, 345 Encinal Street, Santa Cruz, California on July 29, 2009 (the "Annual Meeting").

b.	At the Annual Meeting, the following seven individuals were elected to the Company’s Board of Directors:

Nominee	Votes For	Votes Against/Withheld

Marv Tseu	46,542,076	599,140

Ken Kannappan	46,592,010	549,207

Brian Dexheimer	46,484,400	656,816

Gregg Hammann	46,469,548	671,668

John Hart	46,544,339	596,877

Marshall Mohr	46,544,727	596,489

Roger Wery	46,608,943	532,273

c.	The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below:

(1)	Proposal to ratify and approve an amendment to the 2003 Stock Plan, which includes an increase of 1,000,000 shares of Common Stock of Plantronics, Inc. issuable thereunder.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

30,307,517	12,258,600	857,785	3,717,315

(2)	Proposal to ratify and approve an amendment to the 2002 Employee Stock Purchase Plan which includes an increase of 500,000 shares of Common Stock of Plantronics, Inc. issuable thereunder.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

37,044,824	5,523,329	855,747	3,717,317

(3)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of Plantronics, Inc for fiscal year 2010.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

46,925,695	207,567	7,954	n/a

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: October 28, 2009	By:	/s/ Barbara V. Scherer
Barbara V. Scherer

Senior Vice President - Finance and Administration and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer of the Registrant)