Form 10-Q
period 2009-12-26
PLANTRONICS INC /CA/
filed 2010-01-27
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

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

As of January 23, 2010, 48,257,826 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Plantronics, the logo design, Clarity, Savi, and Sound Innovation are trademarks or registered trademarks of Plantronics, Inc.

iPod is a trademark of Apple Inc., registered in the U.S. and other countries.

The Bluetooth name and the Bluetooth trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	December 31,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$158,193	$283,503
Short-term investments	59,987	33,222
Accounts receivable, net	83,657	113,291
Inventory, net	119,296	70,914
Deferred income taxes	12,486	10,097
Other current assets	29,936	33,219
Assets held for sale	-	8,926
Total current assets	463,555	553,172
Long-term investments	23,718	-
Property, plant and equipment, net	95,719	67,866
Intangibles, net	26,575	3,758
Goodwill	14,005	14,005
Other assets	9,548	3,168
Total assets	$633,120	$641,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,827	$31,397
Accrued liabilities	53,143	56,993
Total current liabilities	85,970	88,390
Deferred tax liability	8,085	58
Long-term income taxes payable	12,677	13,506
Other long-term liabilities	1,021	958
Total liabilities	107,753	102,912

Stockholders' equity:
Common stock	678	685
Additional paid-in capital	386,224	402,523
Accumulated other comprehensive income	8,855	2,946
Retained earnings	203,936	173,488
	599,693	579,642
Less: Treasury stock, at cost	(74,326)	(40,585)
Total stockholders' equity	525,367	539,057
Total liabilities and stockholders' equity	$633,120	$641,969

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2009	2008	2009

Net revenues	$152,616	$165,935	$546,492	$451,555
Cost of revenues	92,199	85,566	304,159	238,251
Gross profit	60,417	80,369	242,333	213,304
Operating expenses:
Research, development and engineering	16,645	14,780	50,721	41,991
Selling, general and administrative	38,579	37,502	123,887	103,599
Restructuring and other related charges	288	332	288	1,767
Total operating expenses	55,512	52,614	174,896	147,357
Operating income	4,905	27,755	67,437	65,947
Interest and other income (expense), net	(1,499)	1,422	(3,129)	3,653
Income from continuing operations before income taxes	3,406	29,177	64,308	69,600
Income tax expense (benefit) from continuing operations	(2,748)	5,974	11,464	17,562
Income from continuing operations	6,154	23,203	52,844	52,038
Discontinued operations:
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	(124,418)	(515)	(137,221)	(30,292)
Income tax benefit on discontinued operations	(26,255)	(562)	(30,510)	(11,408)
Income (loss) on discontinued operations, net of tax	(98,163)	47	(106,711)	(18,884)
Net income (loss)	$(92,009)	$23,250	$(53,867)	$33,154

Earnings (loss) per common share:
Basic
Continuing operations	$0.13	$0.48	$1.09	$1.07
Discontinued operations	$(2.03)	$0.00	$(2.19)	$(0.39)
Net income (loss)	$(1.90)	$0.48	$(1.11)	$0.68

Diluted
Continuing operations	$0.13	$0.47	$1.08	$1.06
Discontinued operations	$(2.02)	$0.00	$(2.17)	$(0.38)
Net income (loss)	$(1.90)	$0.47	$(1.10)	$0.67

Shares used in computing earnings (loss) per share:
Basic	48,449	48,632	48,641	48,632
Diluted	48,522	49,625	49,113	49,304

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(53,867)	$33,154
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,597	14,133
Non-cash restructuring charges - accelerated depreciation	-	6,196
Stock-based compensation	12,087	10,756
Provision (benefit) from sales allowances and doubtful accounts	1,709	(581)
Provision for excess and obsolete inventories	4,859	278
Benefit from deferred income taxes	(28,804)	(8,824)
Income tax benefit associated with stock option exercises	938	1,809
Excess tax benefit from stock-based compensation	(591)	(1,105)
Impairment of goodwill and long-lived assets	117,464	25,194
Loss on sale of discontinued operations	-	826
Other operating activities	209	247

Changes in assets and liabilities:
Accounts receivable, net	27,469	(26,548)
Inventory, net	(15,334)	27,435
Other assets	(6,985)	256
Accounts payable	(15,739)	(1,430)
Accrued liabilities	(5,732)	4,072
Income taxes	1,511	2,910
Cash provided by operating activities	59,791	88,778

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short-term investments	-	85,000
Purchase of short-term investments	(29,919)	(34,998)
Proceeds from sale of long-term investments	-	750
Proceeds from sales of property, plant and equipment	-	277
Capital expenditures and other assets	(20,881)	(4,339)
Proceeds received from sale of AEG segment	-	11,075
Funds released from escrow related to Altec acquisition	406	-
Cash provided by (used for) investing activities	(50,394)	57,765

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(17,327)	(28,784)
Proceeds from sale of treasury stock	2,938	1,612
Proceeds from issuance of common stock	6,899	10,431
Payment of cash dividends	(7,343)	(7,362)
Excess tax benefit from stock-based compensation	591	1,105
Cash used for financing activities	(14,242)	(22,998)
Effect of exchange rate changes on cash and cash equivalents	(4,794)	1,765
Net increase (decrease) in cash and cash equivalents	(9,639)	125,310
Cash and cash equivalents at beginning of period	163,091	158,193
Cash and cash equivalents at end of period	$153,452	$283,503

Non cash activity:
Retirement of treasury shares	$-	$56,240

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the March 31, 2009 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the SEC on May 26, 2009.  The results of operations for the interim period ended December 31, 2009 are not indicative of the results to be expected for the entire fiscal year and any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 3, 2010 and consists of 53 weeks and the prior fiscal year ended on March 28, 2009 and consisted of 52 weeks.  The Company’s results of operations for the three months ended on December 26, 2009 and December 27, 2008 each contain 13 weeks.  The Company’s results of operations for the nine months ended on December 26, 2009 and December 27, 2008 each contain 39 weeks.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

Prior to December 1, 2009, the Company operated under two reportable segments, the Audio Communications Group (“ACG”) and the Audio Entertainment Group (“AEG”).  As set forth in Note 2, Discontinued Operations, the Company completed the sale of Altec Lansing, its AEG segment, effective December 1, 2009, and, therefore, it is no longer included in continuing operations and the Company operates as one segment.  Accordingly, the Company has classified the AEG operating results, including the loss on sale of AEG, as discontinued operations in the Consolidated statement of operations for all periods presented.

Certain financial statement reclassifications have been made to previously reported amounts to conform to the current year presentation.

The Condensed consolidated statement of operations for the nine months ended December 31, 2009 includes a correcting adjustment of approximately $1.3 million in Cost of revenues related to an overstatement of duty expense in prior periods, beginning in the third quarter of fiscal 2005 through the fourth quarter of fiscal 2009.  The Company assessed the materiality of the error as required by the Accounting Changes and Error Corrections Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and determined that the impact of the correcting adjustment will not be material to its projected full year results for fiscal 2010.  In addition, the Company does not believe the error is material to the amounts reported in prior periods.

The Company has evaluated all subsequent events through January 27, 2010, the issuance date of the Condensed consolidated financial statements for the three and nine months ended December 31, 2009.  All appropriate subsequent event disclosures, if any, have been made in the notes to the Company’s Condensed consolidated financial statements.

2. DISCONTINUED OPERATIONS

The Company entered into an Asset Purchase Agreement on October 2, 2009, a First Amendment to the Asset Purchase Agreement on November 30, 2009, and a Side Letter to the Asset Purchase Agreement on January 8, 2010 (collectively, the “APA”) to sell certain net assets of Altec Lansing, its AEG segment, which was completed effective December 1, 2009.  AEG was engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  All of the revenues in the AEG segment were derived from sales of Altec Lansing products.  All operations of AEG have been classified as discontinued operations in the Consolidated statement of operations for all periods presented.

Pursuant to the APA, we received approximately $11.1 million upon closing of the transaction.  In addition, the Company has recorded $5.1 million in contingent escrow assets which primarily consist of amounts for 1) potential customer short payments on accounts receivable for sales related reserves that were transferred to the Purchaser, 2) potential indemnification claims, and 3) potential adjustments related to the final valuation of net assets transferred in comparison to the target net asset value.  The escrow amounts are included in Other current assets on the Consolidated balance sheet as of December 31, 2009 as they are all collectable within one year.

The final purchase price is based on certain post closing adjustments to be finalized in the fourth quarter of fiscal 2010.  Consequently, the actual proceeds will vary from these amounts based on the final net asset value as compared to the target net asset value per the APA.  As such, the Company has recorded a payable to the purchaser of approximately $2.7 million which is included in Other current liabilities on the Consolidated balance sheet as of December 31, 2009.  This amount will be due upon final settlement of the purchase price which is expected in the fourth quarter of fiscal 2010 at which time the corresponding escrow amount will be released.

Under the terms of the APA, the Company sold the following net assets, valued at their book value (in thousands):

Inventory, net	$17,702
Sales related reserves included in Accounts receivable, net	(3,659)
Property, plant and equipment	1,012
Warranty obligation accrual	(383)
Accrual for inventory claims at manufacturers	(657)
Total net assets transferred	$14,015

The Company retained all existing AEG related accounts receivable, accounts payable and certain other liabilities as of the close date.

The Company has recorded a loss of $0.8 million on the sale of the AEG segment which is calculated as follows (in thousands):

Proceeds received upon close	$11,075
Escrow payments to be received	5,125
Total estimated proceeds	16,200
Book value of net assets transferred	(14,015)
Payable to purchaser - adjustment for final value of net assets to APA	(2,711)
Costs incurred upon closing	(300)
Loss on sale of AEG	$(826)

The results from discontinued operations, including the loss on disposal of Altec, for the three and nine months ended December 31, 2008 and 2009 are as follows:

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009

Net revenues	$30,220	$23,328	$72,364	$65,248
Cost of revenues	(29,772)	(18,273)	(69,180)	(52,886)
Operating expenses	(6,642)	(4,744)	(21,946)	(16,615)
Impairment of goodwill and long-lived assets	(117,464)	-	(117,464)	(25,194)
Restructuring and other related charges	(760)	-	(995)	(19)
Loss on disposal of Altec Lansing	-	(826)	-	(826)
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	(124,418)	(515)	(137,221)	(30,292)
Tax expense (benefit) from discontinued operations	(26,255)	(562)	(30,510)	(11,408)
Income (loss) on discontinued operations, net of tax	$(98,163)	$47	$(106,711)	$(18,884)

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

Inventory, net
	March 31,	December 31,
(in thousands)	2009	2009

Inventory, net:
Raw materials	$37,646	$14,281
Work in process	4,494	3,672
Finished goods	77,156	52,961
Inventory, net	$119,296	$70,914

As noted in Note 2, Discontinued Operations, the Company sold approximately $17.7 million of its net inventory in conjunction with the sale of AEG in the third quarter of fiscal 2010.

If forecasted revenue and gross margin rates are not achieved, it is possible that the Company may have increased requirements for inventory provisions.

Accrued Liabilities
	March 31,	December 31,
(in thousands)	2009	2009

Accrued liabilities:
Employee compensation and benefits	$17,380	$22,088
Warranty obligation accrual	12,424	11,859
Accrued advertising and sales and marketing	3,286	5,497
Accrued other	20,053	17,549
Accrued liabilities	$53,143	$56,993

Changes during the nine months ended December 31, 2009 in the warranty obligation accrual, which is included as a component of Accrued liabilities in the Condensed consolidated balance sheets, are as follows:

Nine Months Ended
(in thousands)	December 31, 2009

Warranty obligation accrual at March 31, 2009	$12,424
Warranty provision relating to products shipped during the period	11,070
Deductions for warranty claims processed during the period	(11,635)
Warranty obligation accrual at December 31, 2009	$11,859

Assets Held for Sale
December 31,
(in thousands)	2009

Land rights	$514
Buildings and improvements	8,292
Machinery and equipment	120
Assets held for sale	$8,926

To further improve the Company’s Bluetooth product profitability, in the fourth quarter of fiscal 2009, the Company decided to close its Suzhou, China manufacturing operations and outsource the manufacturing of its Bluetooth products to an existing supplier in China.  As the Company planned to exit the manufacturing facility in the second quarter of fiscal 2010, accelerated depreciation was recorded to reflect changes in useful lives and estimated residual values of the assets that would be taken out of service prior to the end of their original service period.  The accelerated depreciation was recorded as a part of the Q4 Fiscal 2009 Restructuring Action as discussed in Note 6.  There were no assets held for sale as of March 31, 2009.

In July 2009, the Company stopped all manufacturing processes in the Suzhou location.  As a result, the building and related fixed assets were transferred at the lower of their carrying value or fair value less the costs to sell to Assets held for sale in the Condensed consolidated balance sheet.  The fair value of the building was based on a current appraisal value adjusted for expected selling costs.  The Company is currently marketing these assets for sale and expects the sale to be completed within a one year period from the time when they met the applicable criteria for ‘held for sale accounting” at an amount approximating their carrying values.  The Company further reduced the fair value of these assets by $0.3 million in the third quarter of fiscal 2010 based on discussions with interested parties.  The assets held for sale were measured at fair value using unobservable inputs and, therefore, are a level 3 fair value measure.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table represents the Company’s investments at March 31, 2009 and December 31, 2009:

(in thousands)	March 31, 2009				December 31, 2009
	Cost	Unrealized	Accrued	Fair	Cost	Unrealized	Accrued	Fair
	Basis	Gain(Loss)	Interest	Value	Basis	Gain(Loss)	Interest	Value
Short-term investments:
U.S. Treasury Bills	$59,977	$-	$10	$59,987	$9,998	$-	$2	$10,000
Auction rate securities	-	-	-	-	23,222	-	-	23,222
Total short-term investments	59,977	-	10	59,987	33,220	-	2	33,222
Long-term investments:
Auction rate securities	23,718	-	-	23,718	-	-	-	-
Total long-term investments	23,718	-	-	23,718	-	-	-	-
Total short-term and long-term investments	$83,695	$-	$10	$83,705	$33,220	$-	$2	$33,222

At December 31, 2009, the Company’s short-term investments consisted of U.S. Treasury Bills classified as available-for-sale and auction rate securities (“ARS”) classified as trading securities.  At March 31, 2009, all of the Company’s short-term investments consisted of U.S. Treasury Bills and were classified as available-for-sale.  At March 31, 2009, all of the Company’s long-term investments consisted of ARS and were classified as trading securities.  There were no long-term investments at December 31, 2009.

The Company did not incur any realized gains or losses in the three or nine months ended December 31, 2009 or 2008.  In the three and nine months ended December 31, 2009, the Company incurred an unrealized gain of $1.2 million and $0.3 million, respectively, on the ARS which was recorded to Interest and other income (expense), net in the Condensed consolidated statement of operations.  There were no unrealized losses recorded in the Condensed consolidated statement of operations for the three or nine months ended December 31, 2008.

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of December 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds and treasury bills	$112,499	$-	$-	$112,499
Derivative assets	1,817	840	-	2,657
Auction rate securities - trading securities	-	-	23,222	23,222
Derivative - UBS Rights Agreement	-	-	3,995	3,995
Reserve Primary Fund	-	-	33	33
Total assets measured at fair value	$114,316	$840	$27,250	$142,406

Derivative liabilities	$154	$1,886	$-	$2,040

Fair Values as of March 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds and treasury bills	$171,585	$-	$-	$171,585
Derivative assets	-	7,613	-	7,613
Auction rate securities - trading securities	-	-	23,718	23,718
Derivative - UBS Rights Agreement	-	-	4,180	4,180
Reserve Primary Fund	-	-	162	162
Total assets measured at fair value	$171,585	$7,613	$28,060	$207,258

Derivative liabilities	$950	$875	$-	$1,825

Level 1 assets and liabilities consist of money market funds and closed derivative foreign currency forward contracts that are traded in an active market with sufficient volume and frequency of transactions.  Fair value is measured based on the quoted market price of identical securities.

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

As of December 31, 2009 and March 31, 2009, the Company used a discounted cash flow model to determine an estimated fair value of the Company’s investment in ARS classified as Level 3 assets.  The key assumptions used in preparing the discounted cash flow model include current estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

In November 2008, the Company accepted an agreement (the “Agreement”) with UBS AG (“UBS”), the investment provider for its $27.3 million par value ARS portfolio, providing the Company with certain rights related to its ARS (the “Rights”).  The Rights permit the Company to require UBS to purchase the Company’s ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, as long as the Company receives payment at par value upon any sale or liquidation.  The Company expects to sell its ARS under the Rights; however, if the Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy the Company’s ARS.  As long as the Company holds the Rights, it will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  The Company has classified the ARS portfolio as Short-term investments in its Condensed consolidated balance sheet as of December 31, 2009 based on its intent to exercise the UBS right and the Company’s expectation that the ARS will be sold within 12 months.  As of March 31, 2009, the balance was included in Long-term investments.

The Rights represent a firm agreement in accordance with the Derivatives and Hedging Topic of the FASB ASC.  The enforceability of the Rights results in a put option and is recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS in November 2008, the Company recorded the put option at fair value of $3.9 million using the Black-Scholes options pricing model.  For the three and nine months ended December 31, 2009, the Company recorded unrealized losses of $1.2 million and $0.2 million, respectively, on the put option.  The fair value of the put option is recorded within Other assets in the Condensed consolidated balance sheet as of March 31, 2009 and in Other current assets as of December 31, 2009.  The corresponding unrealized gain or loss is included in Interest and other income (expense), net in the Condensed consolidated statement of operations.  The put option does not meet the definition of a derivative instrument under the Derivatives and Hedging Topic of the FASB ASC; therefore, the Company has elected to measure the put option at fair value under the Financial Instruments Topic of the FASB ASC in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses on the Rights are, and will be, included in earnings in future periods.

Prior to accepting the UBS offer, the Company recorded its ARS investments as available-for-sale and any unrealized gains or losses were recorded to Accumulated other comprehensive income within Stockholders’ Equity.  In connection with the acceptance of the UBS offer in November 2008, resulting in the right to require UBS to purchase the ARS at par value beginning on June 30, 2010, the Company transferred its ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities in November 2008 reflects management’s intent to exercise its put option during the period from June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer in November 2008, the Company recognized a loss on the ARS of approximately $4.0 million in Interest and other income (expense), net in the third quarter of fiscal 2009.   In the three and nine months ended December 31, 2009, unrealized gains of $1.2 million and $0.3 million, respectively, were recorded to Interest and other income (expense), net.  This was offset by unrealized losses of $1.2 million and $0.2 million recorded on the Rights in the three and nine months ended December 31, 2009, respectively.  The Company reclassified all of its ARS to short-term as of December 31, 2009.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets during the three and nine months ended December 31, 2009:

	Three Months Ended	Nine Months Ended
(in thousands)	December 31, 2009	December 31, 2009

Balance at beginning of period	$27,272	$28,060
Unrealized gain (loss) on ARS included in Interest and other income, net	1,207	254
Unrealized gain (loss) on Rights included in Interest and other income, net	(1,190)	(185)
Proceeds from sales of ARS	-	(750)
Distributions received from Reserve Primary Fund	(39)	(129)
Balance at end of period	$27,250	$27,250

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill as of March 31, 2009 and December 31, 2009 was $14.0 million.

The following tables present the carrying value of acquired intangible assets with remaining net book values as of each period:

	March 31, 2009			December 31, 2009

	Gross	Accumulated	Net	Gross	Accumulated	Net	Useful
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Life

Technology	$9,460	$(5,728)	$3,732	$6,500	$(3,851)	$2,649	3-10 years
Patents	1,420	(1,257)	163	720	(634)	86	7 years
Customer relationships	4,405	(787)	3,618	1,705	(696)	1,009	3-8 years
Trade name - inMotion	500	(56)	444	-	-	-	3 years
Trade name - Altec Lansing	18,600	-	18,600	-	-	-	Indefinite
OEM relationships	27	(9)	18	27	(13)	14	7 years
Total	$34,412	$(7,837)	$26,575	$8,952	$(5,194)	$3,758

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  Accounting principles generally accepted in the U.S. require goodwill be tested at least annually using a two-step process that begins with identifying potential impairment.  Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the book value of the related reporting unit, including such goodwill.  Where the book value of the reporting unit, including related goodwill, is greater than the reporting unit’s fair value, the second step of the goodwill impairment is performed to measure the amount of impairment loss, if any.

In the third quarter of fiscal 2009, the Company considered the effect of the current economic environment and determined that sufficient indicators existed requiring it to perform an interim impairment review of the Company’s then two reporting segments, Audio Communications Group (“ACG”) and Audio Entertainment Group (“AEG”).  The indicators primarily consisted of (1) a decline in revenue and operating margins during the third quarter and the projected future operating results, (2) deteriorating industry and economic trends, and (3) the decline in the Plantronics’ stock price for a sustained period.

In step one of the process, the fair value of each reporting unit, which the Company has determined to be consistent with its operating segments, is determined and compared to the carrying value.

The fair value of the ACG reporting unit was determined using an equal weighting of the income approach and the market comparable approach.  For the income approach, the Company made the following assumptions:  the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 and then growth in line with industry estimated revenues.  Gross margin trends were consistent with historical trends.  A 3% growth factor was used to calculate the terminal value of its reporting units after fiscal year 2017, consistent with the rate used in the prior year.  The discount rate was adjusted from 13% used in the prior year to 14% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry at that time.  For the market comparable approach, the Company reviewed comparable companies in the industry.  Revenue multiples were determined for these companies and an average multiple based on prior 12 months revenue of these companies of 0.5 was then applied to the unit revenue.  A 10% control premium was added to determine the value on the marketable controlling interest basis.  Cash and short-term investments were then added back to arrive at an indicated value on a marketable, controlling interest basis.  Based on this review, the fair value exceeded the carrying value indicating that there was no impairment related to the ACG reporting unit.

The fair value of the AEG reporting unit was determined using an equal weighting of the income approach and the underlying asset approach.  For the income approach, the Company made the following assumptions: the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 with slightly better than historical growth and then growth in line with industry norms for each of the major product lines (Docking Audio and PC Audio).  Gross margin assumptions reflect improved margins as the revenue grows.  A 5% growth factor was used to calculate the terminal value of its reporting units, consistent with the rate used in the prior year.  The discount rate was adjusted from 14% used in the prior year to 15% reflecting the volatility of the stock prices of public companies within the consumer electronics industry at that time.  For the underlying asset approach, the asset and liability balances were adjusted to their fair value equivalents.  The fair value of the equity of the business is then indicated by the sum of the fair value of the assets less the fair value of the liabilities.  Based on this review, the Company determined that the goodwill related to the AEG reporting unit was impaired requiring the Company to perform step two, in which the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, to determine the implied fair value of the goodwill.  The impairment charge, if any, is measured as the difference between the implied fair value of the goodwill and its carrying value.  This resulted in the impairment of 100% of the goodwill related to the AEG reporting segment; therefore, a non-cash impairment charge of $54.7 million was recognized in the third quarter of fiscal 2009 which is included in discontinued operations in the Consolidated statement of operations.  There was no tax benefit associated with this impairment charge.

The Company tests its indefinite lived assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  This resulted in a partial impairment of the Altec Lansing trademark and trade name; therefore, the Company recognized a non-cash impairment charge of $40.5 million in the third quarter of fiscal 2009 which is included in discontinued operations.  The Company recognized a deferred tax benefit of $15.4 million associated with this impairment charge.

The Company also reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value based on the discounted future cash flows.  As a result of the decline in forecasted revenues, operating margin and cash flows related to the AEG segment, the Company also evaluated the long-lived assets within the reporting unit.  The fair value of the long-lived assets, which include intangibles and property, plant and equipment, was determined for each individual asset and compared to the asset’s relative carrying value.  This resulted in a partial impairment of the certain long-lived assets; therefore, in the third quarter of fiscal 2009, the Company recognized a non-cash intangible asset impairment charge of $18.2 million, of which $9.1 million related to technology, $6.7 million related to customer relationships and $2.4 million related to the inMotion trade name, and a non-cash impairment charge of $4.1 million related to property, plant and equipment.  The Company recognized a deferred tax benefit of $8.5 million associated with these impairment charges.  The impairment is included in discontinued operations in the three and nine months ended December 31, 2008.

In the fourth quarter of fiscal 2009, the Company performed the annual impairment test of the Altec Lansing trademark and trade name and the goodwill related to the ACG reporting unit, which indicated that there was no impairment at that time.  The assumptions used in the annual impairment review performed during the fourth quarter of fiscal 2009 were consistent with the assumptions used in the interim impairment review in the third quarter of fiscal 2009 as no significant changes were identified.

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

During the second quarter of fiscal 2010, the Company considered the effect of certain alternatives being evaluated by management for the AEG segment during the quarter on its intangible assets.  During the second quarter management entered into a non-binding letter of intent to sell certain assets along with the assumption of certain liabilities of the AEG segment.  The Company concluded that this triggered an interim impairment review as it was now “more likely than not” that the segment would be sold; however, as the Company’s Board of Directors had not yet approved the final sale of the segment, the assets did not qualify for “held for sale” accounting under the Property, Plant and Equipment Topic of the FASB ASC.  The Company tests its indefinite lived assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  The Company used the proposed purchase price of the AEG segment net assets per the non-binding letter of intent signed during the quarter as the fair value of the segment’s net assets.  This resulted in a full impairment of the Altec Lansing trademark and trade name; therefore, the Company recognized a non-cash impairment charge of $18.6 million in the second quarter of fiscal 2010 and recognized a deferred tax benefit of $7.1 million associated with this impairment charge, which is included in discontinued operations for the nine months ended December 31, 2009.

As a result of the proposed purchase price of the net assets of the AEG segment, the Company also evaluated the long-lived assets within the reporting unit.  The fair value of the long-lived assets, which include intangibles and property, plant and equipment, was determined for each individual asset and compared to the asset’s relative carrying value.  This resulted in a full impairment of the AEG intangibles and a partial impairment of its property, plant and equipment; therefore, in the second quarter of fiscal 2010, the Company recognized a non-cash intangible asset impairment charge of $6.6 million, of which $2.0 million related to customer relationships, $0.4 million related to technology and $0.4 million related to the inMotion trade name, and a non-cash impairment charge of $3.8 million related to property, plant and equipment.  The Company recognized a deferred tax benefit of $2.5 million associated with these impairment charges.  The impairment charge and tax benefit is recorded in discontinued operations for the nine months ended December 31, 2009.

The intangible assets that were impaired during the second quarter of fiscal 2009 were measured at their fair value using unobservable inputs and, therefore, are level 3 fair value measures.

For the three months ended December 31, 2009, the Company did not identify any potential impairment related to its remaining intangible assets.   For the nine months ended December 31, 2009, there have not been any events or changes in circumstances indicating an impairment may have occurred which would trigger an interim impairment review of goodwill.

The aggregate amortization expense relating to purchased intangible assets for the three and nine months ended December 31, 2008 was $1.6 million and $5.6 million, respectively and $0.3 million and $1.4 million for the three and nine months ended December 31, 2009 respectively.  Of these amounts, $1.1 million and $4.2 million were recorded to discontinued operations for the three and nine months ended December 31, 2008, respectively and $0.5 millon for the nine months ended December 31, 2009, respectively.  There was no amortization expense recorded to discontinued operations for the three months ended December 31, 2009 as a result of the AEG intangibles being fully impaired in the second quarter of fiscal 2010.

The estimated future amortization expense of purchased intangible assets as of December 31, 2009 is as follows:

Fiscal Year Ending March 31,	(in thousands)
2010 (remaining three months)	$309
2011	1,194
2012	821
2013	630
2014	454
Thereafter	350
Total estimated amortization expense	$3,758

6. RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below applying the guidance of either the Exit or Disposal Cost Obligations Topic and the Compensation – Nonretirement Postemployment Benefits Topic of the FASB ASC.

Q3 Fiscal 2009 Restructuring Action

In the third quarter of fiscal 2009, the Company had a reduction in force at AEG’s operations in Luxemburg and Shenzhen, China and ACG’s operations in China as part of the strategic initiative designed to reduce costs.  A total of 624 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  On January 14, 2009, the Company announced additional reductions in force related to this restructuring plan which included termination of an additional 199 employees located in ACG’s Tijuana, Mexico, U.S., and other global locations.  An additional three employees were notified of their termination in the first quarter of fiscal 2010.  A total of 826 employees, primarily in operations positions but also including other functions, were notified of their termination under this restructuring action, all of which had been terminated as of September 30, 2009.  In the three and nine months ended December 31, 2008, the Company recorded $1.0 million of restructuring charges in discontinued operations related to the AEG segment and $0.7 million in Restructuring and other related charges related to the ACG segment.

To date, the Company has recorded $8.8 million of restructuring charges related to these activities, of which $0.8 million related to the AEG segment is included in discontinued operations, and $8.0 million related to the ACG segment is included in Restructuring and other related charges.  These costs consisted of $8.1 million in severance and benefits, $0.6 million for the write-off of leasehold improvements due to consolidation of facilities, and $0.1 million in other associated costs.  No additional charges were incurred for the nine months ended December 31, 2009.  All costs had been incurred and paid as of September 30, 2009.

Q4 Fiscal 2009 Restructuring Action

At the end of the fourth quarter of fiscal 2009, the Company announced a plan to close its ACG manufacturing operations in its Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products to a third party supplier in China.  A total of 656 employees, primarily in operations positions but also including other functions, were notified of their termination, of which 619 employees have been terminated as of December 31, 2009.  The Company exited the manufacturing portion of the facility in July 2009 at which time the remaining assets were classified as Assets held for sale on the Condensed consolidated balance sheet (see Note 3).  Most of the remaining employees are expected to terminate by the end of the first quarter of fiscal 2011.

In fiscal 2009, the Company recorded $3.0 million of Restructuring and other related charges, primarily consisting of severance and benefits.  During the nine months ended December 31, 2009, the Company recorded an additional $1.8 million of Restructuring and other related charges consisting of $0.8 million of severance and benefits and $1.0 million of non-cash charges including $0.7 million for the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of the assets being taken out of service prior to their original service period, and $0.3 million of additional loss on Assets held for sale recorded in the three months ended December 31, 2009.  In addition, in the nine months ended December 31, 2009, the Company recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues.  To date, the Company has recorded a total of $10.0 million of costs related to this action: $4.8 million in Restructuring and related charges which include $3.8 million of severance and benefits, $0.7 million of accelerated depreciation charges and $0.3 million loss on Assets held for sale, and $5.2 million in Cost of revenues for accelerated depreciation.  Substantially all the costs related to this action have been recorded as of December 31, 2009 and the remaining payments will be made primarily over the next six months.

The following table summarizes the movement in the Company’s restructuring accrual during the nine months ended December 31, 2009:

(in thousands)	Severance and Benefits	Facilities and Equipment	Other	Total

Restructuring accrual at March 31, 2009	$5,468	$117	$(15)	$5,570
Restructuring and other related charges	816	985	(15)	1,786
Cash payments	(5,852)	-	(67)	(5,919)
Non-cash charges and adjustments	75	(1,102)	97	(930)
Restructuring accrual at December 31, 2009	$507	$-	$-	$507

The restructuring accrual is included in Accrued liabilities in the Company’s Condensed consolidated balance sheet.

7. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense included in the Condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2008	2009	2008	2009

Cost of revenues	$504	$485	$1,784	$1,392

Research, development and engineering	803	910	2,775	2,558
Selling, general and administrative	2,274	2,633	7,528	7,106
Stock-based compensation expense included in operating expenses	3,077	3,543	10,303	9,664

Total stock-based compensation	3,581	4,028	12,087	11,056
Income tax benefit	(1,060)	(1,223)	(3,794)	(3,511)
Total stock-based compensation, net of tax	$2,521	$2,805	$8,293	$7,545

Stock based compensation included in discontinued operations was $0.6 million and $1.1 million for the three and nine months ended December 31, 2009, respectively, including $0.3 million recorded as closing charges as part of the loss on sale of AEG in both periods, and $0.2 million and $0.7 million for the three and nine months ended December 31, 2008.

Stock Options

The following is a summary of the Company’s stock option activity during the nine months ended December 31, 2009:

	Options Outstanding
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2009	8,893	$25.25
Options granted	1,322	$20.48
Options exercised	(521)	$20.04
Options forfeited or expired	(1,002)	$25.58
Outstanding at December 31, 2009	8,692	$24.79	3.61	$34,903
Vested and expected to vest at December 31, 2009	8,473	$24.91	3.55	$33,577
Exercisable at December 31, 2009	6,333	$26.53	2.75	$20,048

The total intrinsic value of options exercised during the nine months ended December 31, 2008 and 2009 was $2.0 million and $2.6 million, respectively.

As of December 31, 2009, total unrecognized compensation cost related to unvested stock options was $16.2 million which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the nine months ended December 31, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Non-vested at March 31, 2009	363	$20.39
Granted	142	$24.08
Vested	(115)	$22.41
Forfeited	(4)	$16.37
Non-vested at December 31, 2009	386	$21.19

As of December 31, 2009, total unrecognized compensation cost related to non-vested restricted stock awards was $6.2 million, which is expected to be recognized over a weighted average period of 2.9 years.  The total fair value of restricted stock awards vested during the nine months ended December 31, 2009 was $2.6 million.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Stock Options	2008	2009	2008	2009
Expected volatility	56.9%	50.9%	51.6%	53.8%
Risk-free interest rate	2.7%	2.1%	2.9%	2.0%
Expected dividends	1.6%	0.8%	1.2%	1.0%
Expected life (in years)	4.4	4.5	4.4	4.5
Weighted-average grant date fair value	$5.53	$9.97	$7.66	$8.66
ESPP
Expected volatility			47.7%	58.1%
Risk-free interest rate			1.9%	0.3%
Expected dividends			0.8%	0.8%
Expected life (in years)			0.5	0.5
Weighted-average grant date fair value			$6.85	$7.45

There was no new ESPP cycle started during the three months ended December 31, 2009.

8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended December 31, 2008 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2008	2009	2008	2009
Net income (loss)	$(92,009)	$23,250	$(53,867)	$33,154
Unrealized gain (loss) on cash flow hedges, net of tax	4,316	3,355	12,868	(7,355)
Foreign currency translation gain (loss), net of tax	(2,232)	18	(2,522)	1,446
Unrealized gain on long-term investments, net of tax	3,177	-	2,864	-
Comprehensive income (loss)	$(86,748)	$26,623	$(40,657)	$27,245

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

In accordance with the Derivatives and Hedging Topic of the FASB ASC, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value.  Changes in fair value (i.e., gains or losses) of the derivatives are recorded as Net revenues or Interest and other income (expense), net in the Condensed consolidated statement of operations or as Accumulated other comprehensive income in the Condensed consolidated balance sheet.

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

As of December 31, 2009, the Company had foreign currency forward contracts of €20.6 million and ₤4.5 million denominated in Euros and Great Britain Pounds, respectively.  These forward contracts hedge against a portion of the Company’s foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent (“USD”), at December 31, 2009:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
Euro ("EUR")	20,600	$29,529	Sell Euro	1 month
Great Britain Pound ("GBP")	4,500	$7,178	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of $1.9 million and $5.4 million in the three and nine months ended December 31, 2008, respectively, and net gains of $0.6 million and $2.2 million in the three and nine months ended December 31, 2009, respectively, which are included in Interest and other income (expense), net in the Condensed consolidated statement of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated Euro and Great Britain Pound denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes.  As of December 31, 2009, the Company had foreign currency put and call option contracts of approximately €40.1 million and £10.6 million.  As of March 31, 2009, it had foreign currency put and call option contracts of approximately €48.4 million and £14.4 million.

In the three and nine months ended December 31, 2009, realized losses of $1.9 million and realized gains of $2.5 million, respectively, on cash flow hedges were recognized in Net revenues in the Condensed consolidated statements of operations compared to $3.1 million and $0.5 million in realized gains for the same periods in the prior year.  The Company expects to reclassify the entire amount of $1.2 million of losses, net of tax, in Accumulated other comprehensive income to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

In the second quarter of fiscal 2010, the Company began hedging expenditures denominated in Mexican Peso ("Mex$") which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted Peso denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  As of December 31, 2009, the Company had foreign currency swap contracts of approximately Mex$58.4 million.  There were no swap contracts as of March 31, 2009.

In the three and nine months ended December 31, 2009, realized gains of $0.1 million and $0.2 million, respectively, on Peso cash flow hedges were recognized in Cost of revenues in the Condensed consolidated statements of operations.  There were no realized gains or losses for the same periods in the prior year.  The Company expects to reclassify the entire amount of $0.2 million of gains accumulated in other comprehensive income to Cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the Company’s outstanding Peso currency swaps, and approximate U.S. dollar equivalent (“USD”), at December 31, 2009:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
Mexican Peso	58,400	$4,293	Buy Peso	Monthly over 3 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC were as follows:

	Derivative Assets Reported		Derivative Liabilities Reported
	in Other Current Assets		in Other Current Accrued Liabilities
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2009	2009	2009	2009

Foreign exchange contracts designated as cash flow hedges	$7,613	$840	$875	$1,886
Total derivatives designated as hedging instruments	7,613	840	875	1,886

Foreign exchange contracts not designated	-	-	2	2
Total derivatives	$7,613	$840	$877	$1,888

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of March 31, 2009 and December 31, 2009, and the impact of designated derivative contracts on Accumulated other comprehensive income for the nine months ended December 31, 2009:

(in thousands)	March 31, 2009	Amount of gain (loss)recognized in OCI (effective portion)	Amount of gain (loss)reclassified from OCI to income (loss) (effective portion)	December 31, 2009

Foreign exchange contracts designated as cash flow hedges	$6,738	$(5,054)	$2,730	$(1,046)

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in gross profit in the Condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2008	2009	2008	2009

Gain (loss) on foreign exchange contracts designated as cash flow hedges	$3,136	$(1,756)	$467	$2,730

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income (expense), net in the Condensed consolidated statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2008	2009	2008	2009

Gain (loss) on foreign exchange contracts	$2,974	$624	$4,180	$(2,874)

10. INCOME TAXES

The amounts related to discontinued operations have been excluded from the discussion below as discontinued operations are separately classified for all periods presented.

The effective tax rate for the three and nine months ended December 31, 2009 was 20.5% and 25.2%, respectively, compared to (80.7)% and 17.8% for the same periods a year ago.  The higher effective tax rate for the three months ended December 31, 2009 compared to the tax benefit for the same period a year ago is primarily due to the incremental benefit associated with the release of a higher amount of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions in the prior period.  The increase in the effective tax rate for the nine months ended December 31, 2009 compared to the same period a year ago is primarily due to the release of larger tax reserves in the first and third quarters of fiscal 2009 resulting from the lapse of the statute of limitations in certain jurisdictions than released in the current year periods and certain fiscal 2010 foreign restructuring charges with minimal tax benefit.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the United States (“U.S.”) or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

For the three and nine months ended December 31, 2008, the Company recognized a tax benefit of $2.1 million and $3.8 million, respectively consisting of $1.8 million and $3.3 million in tax reserves, respectively, and $0.3 million and $0.5 million of related interest, respectively, due to the lapse of the statute of limitations in certain jurisdictions.  The Company recognized a tax benefit of $1.2 million in both the three and nine months ended December 31, 2009 consisting of $1.0 million in tax reserves and $0.2 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions.  As of December 31, 2009, the Company had $11.7 million of unrecognized tax benefits compared to $11.1 million at March 31, 2009 recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense.  As of December 31, 2009, the Company had approximately $1.8 million of accrued interest related to unrecognized tax benefits, compared to $1.6 million as of March 31, 2009.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal, state and foreign jurisdictions within the next 12 months.  Currently, the Company cannot reasonably estimate the amount of reductions, if any, during the next 12 months.  Any such reduction could be impacted by other changes in unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations by tax authorities for fiscal years prior to 2006 or state income tax examinations prior to 2005.  Foreign income tax matters for material tax jurisdictions have been concluded through tax years before 2004, except for the United Kingdom, and France which have been concluded through fiscal 2006, and Germany which has been concluded through fiscal 2007.

11. COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2008	2009	2008	2009

Numerator:
Income from continuing operations	$6,154	$23,203	$52,844	$52,038
Loss from discontinued operations	(98,163)	47	(106,711)	(18,884)
Net income (loss)	$(92,009)	$23,250	$(53,867)	$33,154

Denominator:
Weighted average shares-basic	48,449	48,632	48,641	48,632
Dilutive effect of employee equity incentive plans	73	993	472	672
Weighted average shares-diluted	48,522	49,625	49,113	49,304

Earnings (loss) per common share-basic:
Continuing operations	$0.13	$0.48	$1.09	$1.07
Discontinued operations	$(2.03)	$0.00	$(2.19)	$(0.39)
Net income (loss)	$(1.90)	$0.48	$(1.11)	$0.68

Earnings (loss) per share-diluted
Continuing operations	$0.13	$0.47	$1.08	$1.06
Discontinued operations	$(2.02)	$0.00	$(2.17)	$(0.38)
Net income (loss)	$(1.90)	$0.47	$(1.10)	$0.67

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	9,191	4,810	7,792	5,768

As a result of classifying the AEG segment as discontinued operations, the denominator for the three and nine months ended December 31, 2008 used in determining whether the inclusion of potential common shares for diluted earnings per share would have been anti-dilutive has been revised as its dilution effect is based on Income from continuing operations as compared to Net income (loss) previously.

12. REVENUE AND MAJOR CUSTOMERS

Plantronics designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, which includes corded and cordless communication headsets, audio processors and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes PC and gaming headsets; and “Clarity”, which includes specialty products marketed for hearing impaired individuals.

The following table presents net revenues by product group:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2008	2009	2008	2009

Net revenues from unaffiliated customers:
Office and Contact Center	$101,694	$103,096	$344,027	$292,522
Mobile	36,011	46,951	156,804	113,926
Gaming and Computer Audio	8,531	11,072	27,129	28,897
Clarity	6,380	4,816	18,532	16,210
Total net revenues	$152,616	$165,935	$546,492	$451,555

No customer accounted for 10% or more of total net revenues for the three or nine months ended December 31, 2008 and 2009.  As of March 31, 2009, no customer accounted for 10% or more of accounts receivable, net.  As of December 31, 2009, one customer, which is a retail account, accounted for approximately 13% of accounts receivable, net due to stronger holiday consumer sales in the current year and seasonal terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).   Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include statements containing our expectations regarding (i) the United States (“U.S.”) and world economy, (ii) our restructuring programs and estimated savings, (iii) our objective to maintain our profitability, be cash flow positive, increase our return on invested capital, and improve our competitive position, (iv) our ability to continue to focus on certain strategic initiatives, (v) the future of Unified Communications (“UC”) technologies, including their implementation, growth in deployments, the effect on headset adoption, and our expectation concerning our revenue opportunity from UC, (vi) our position in the UC market, (vii) our expenses, including research and development expenses and sales, general and administrative expenses,  and (viii) maintaining revenue growth, in addition to other statements regarding our future operations, results of operations, financial condition, prospects and business strategies, (ix) our auction rate securities portfolio, including our agreement with UBS AG, (x) the sale of the Altec Lansing business including the effect of the transaction on our business and operating results,  (xi) the level of cash flow and the timing of the receipt of any such cash flow resulting from the sale, and  (xii) our anticipated capital expenditures for the remainder of fiscal 2010 in addition to other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand.   In addition, we manufacture and market, under our Clarity brand, specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs.  Effective December 1, 2009, we sold Altec Lansing, our Audio Entertainment Group (“AEG”) segment which manufactured and marketed docking audio products, computer and home entertainment sound systems, and a line of headphones for personal digital media under the Altec Lansing brand.  All results of operations of Altec have been included in discontinued operations for the periods presented.

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

Our net revenues increased from $152.6 million in the third quarter of fiscal 2009 to $165.9 million in the third quarter of fiscal 2010, primarily driven by an increase in sales of our Bluetooth headsets for the mobile market which increased 32% or $10.8 million from the same quarter a year ago.  The higher net revenues from these products in the current quarter was the result of a stronger holiday season than in the prior year and a product mix of more higher-end offerings which resulted in higher average selling prices on our Bluetooth volumes.  Net revenues for the third quarter of fiscal 2010 in all other product categories also increased resulting from stronger overall demand in the current quarter compared to a year ago with the exception of Clarity which decreased by $1.6 million due to lower OEM revenues in Europe and lower state government program shipments in the U.S.

Our gross profit as a percentage of net revenue increased from 39.6% in the third quarter of fiscal 2009 to 48.4% in the third quarter of fiscal 2010 due to Bluetooth profitability improvements along with lower overall manufacturing costs.  Our strategy for improving the profitability of our mobile consumer products by differentiating our products from our competitors and providing compelling solutions under our brand with regard to features, design, ease of use, and performance has contributed to an increase in the margins for our Bluetooth products.  Also contributing to the improvement in Bluetooth profitability, was the closure of manufacturing operations in Suzhou, China in July 2009 and outsourcing manufacturing of our Bluetooth products to an existing supplier in China which reduced our manufacturing costs.

Our income from continuing operations increased from $6.2 million in the third quarter of fiscal 2009 to $23.2 million in the third quarter of fiscal 2010 primarily due to the higher net revenues along with lower costs as a result of our reduced cost structure.

In fiscal 2010, we are focused on the following key corporate goals to maximize long-term shareholder value:

•
Be profitable and cash flow positive.   The restructuring plans implemented in fiscal 2009 along with other cost cutting measures have significantly decreased our operating expenses and overall cost structure.  In addition, in the current quarter we completed the sale of Altec Lansing which had historically generated operating losses.  We believe our cost structure is aligned with current market conditions and supports our plans to remain profitable and cash flow positive; however, we continue to monitor and realign our cost structure as needed to match actual economic conditions while continuing to invest in new products and sales and support for Unified Communications (“UC”) and other key market opportunities.

•
Establish strong UC market position for future growth.  We continue to focus on UC technologies as we believe the implementation of UC by the business market will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and profit growth.

•
Improve return on invested capital.  We are focused on increasing our profits and reducing our net assets with the goal of improving our return on invested capital.  Initiatives designed to reduce invested capital include: the transition to an outsourced original design manufacturing model for Bluetooth which is helping to reduce inventory and positions us to sell our plant in China; a tightening of capital expenditures which we believe will yield more than a 50% reduction in capital expenditures globally in fiscal 2010 compared to fiscal 2009; and leveraging the investments we have made in supply chain management systems to reduce inventory and improve inventory turns.  In addition, capital freed up from the completion of the sale of Altec Lansing will be redeployed to its highest and best use.

Our results of operations for the nine months ended December 31, 2009 demonstrated progress on these key corporate initiatives.  In the first nine months of fiscal 2010, we had $23.2 million in income from continuing operations.  We had our third quarter of shipments of UC products which consists of the Savi™ product family.  We also decreased net inventory by $48.4 million due in part to the transition of the manufacturing of our Bluetooth products to an outsourced supplier which was completed in July 2009 and the sale of Altec Lansing in the third quarter.  In addition, capital expenditures were $4.3 million for the nine months ended December 31, 2009, a decrease of 79% from $20.9 million in the comparable year ago period.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the Condensed consolidated statements of operations data which is derived from the accompanying unaudited consolidated financial statements.  The financial information and the ensuing discussion should be read in conjunction with the accompanying unaudited Condensed consolidated financial statements and notes thereto.  We have classified the AEG operating results as discontinued operations in the Consolidated statement of operations for all periods presented.

(in thousands except percentages)	Three Months Ended December 31,				Nine Months Ended December 31,
	2008		2009		2008		2009

Net revenues	$152,616	100.0%	$165,935	100.0%	$546,492	100.0%	$451,555	100.0%
Cost of revenues	92,199	60.4%	85,566	51.6%	304,159	55.7%	238,251	52.8%
Gross profit	60,417	39.6%	80,369	48.4%	242,333	44.3%	213,304	47.2%

Operating expense:
Research, development and engineering	16,645	10.9%	14,780	8.9%	50,721	9.3%	41,991	9.3%
Selling, general and administrative	38,579	25.3%	37,502	22.6%	123,887	22.7%	103,599	22.9%
Restructuring and other related charges	288	0.2%	332	0.2%	288	0.1%	1,767	0.4%
Total operating expenses	55,512	36.4%	52,614	31.7%	174,896	32.1%	147,357	32.6%
Operating income (loss)	4,905	3.2%	27,755	16.7%	67,437	12.3%	65,947	14.6%
Interest and other income (expense), net	(1,499)	(1.0%)	1,422	1.0%	(3,129)	(0.5%)	3,653	0.7%
Income from continuing operations before income taxes	3,406	2.2%	29,177	17.6%	64,308	11.7%	69,600	15.3%
Income tax expense (benefit)	(2,748)	(1.8%)	5,974	3.6%	11,464	2.1%	17,562	3.8%
Income from continuing operations	6,154	4.0%	23,203	14.0%	52,844	9.6%	52,038	11.5%
Discontinued operations:
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	(124,418)	(81.5%)	(515)	(0.3%)	(137,221)	(25.1%)	(30,292)	(6.7%)
Income tax benefit on discontinued operations	(26,255)	(17.2%)	(562)	(0.3%)	(30,510)	(5.6%)	(11,408)	(2.5%)
Loss on discontinued operations	(98,163)	(64.3%)	47	0.0%	(106,711)	(19.5%)	(18,884)	(4.2%)
Net income (loss)	$(92,009)	(60.3%)	$23,250	14.0%	$(53,867)	(9.9%)	$33,154	7.3%

NET REVENUES
	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$101,694	$103,096	$1,402	1.4%	$344,027	$292,522	$(51,505)	(15.0%)
Mobile	36,011	46,951	10,940	30.4%	156,804	113,926	(42,878)	(27.3%)
Gaming and Computer Audio	8,531	11,072	2,541	29.8%	27,129	28,897	1,768	6.5%
Clarity	6,380	4,816	(1,564)	(24.5%)	18,532	16,210	(2,322)	(12.5%)
Total net revenues	$152,616	$165,935	$13,319	8.7%	$546,492	$451,555	$(94,937)	(17.4%)

Plantronics is engaged in the design, manufacture, marketing and sales of headsets for business and consumer applications, and other specialty products.  We make headsets for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, or “OCC”, which is defined as corded and cordless communication headsets, amplifiers and telephone systems; “Mobile”, which is defined as Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which is defined as gaming and PC headsets; and “Clarity”, which includes specialty products marketed for hearing impaired individuals.

OCC products represent our largest source of revenues, while Mobile products represent our largest unit volumes.  Wireless office systems and Mobile Bluetooth headsets represented 56% of net revenues in the third quarter of fiscal 2010 compared to 54% in the third quarter of fiscal 2009.  Revenues may vary due to seasonality, the timing of the introduction of new products, discounts and other incentives and channel mix.

We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders.  Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

Net revenues increased 9% from $152.6 million in the third quarter of fiscal 2009 to $165.9 million in the third quarter of fiscal 2010 which is mostly a result of higher Mobile revenues due to a stronger holiday season.  Net revenues decreased by 17% from $546.5 million in the nine months ended December 31, 2008 to $451.6 million in the nine months ended December 31 mostly due to lower Mobile and OCC revenues.  The decline in Mobile revenues is primarily due to the fact that we received a benefit in the first six months of fiscal 2009 attributable to increased demand for our Bluetooth headsets as a result of hands-free legislation that was enforced in the states of California and Washington in the U.S. beginning on July 1, 2008.  OCC revenues decreased primarily due to weaker economic conditions.

Fluctuations in the net revenues for the three months ended December 31, 2009 compared to the same quarter a year ago were primarily a result of the following:

•
Mobile net revenues increased $10.9 million primarily due to a stronger holiday season with an improved unit mix of revenues from higher price-point products and some benefit from hands-free driving legislation being enforced in Canada and Europe.

•	Gaming and Computer Audio increased by $2.5 million due to higher sales of Unified Communication products and the strength of the product portfolio.

Fluctuations in the net revenues for the nine months ended December 31, 2009 compared to the same period a year ago were as follows:

•	OCC net revenues decreased $51.5 million mostly due to lower volumes as a result of weaker global economic conditions.
•
Mobile net revenues decreased $42.9 million due to the first six months of fiscal 2009 including a benefit in Bluetooth headsets revenues from demand attributable to hands-free driving legislation being enforced in the states of California and Washington beginning on July 1, 2008.  In addition, there was overall weaker consumer spending in the December quarter of fiscal 2009 as a result of the global recession.

Geographical Information

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Net revenues from unaffiliated customers:
United States ("U.S.")	$91,594	$99,157	$7,563	8.3%	$344,986	$281,316	$(63,670)	(18.5%)

Europe, Middle East and Africa	42,383	41,617	(766)	(1.8%)	129,220	107,089	(22,131)	(17.1%)
Asia Pacific	8,041	12,462	4,421	55.0%	34,860	33,383	(1,477)	(4.2%)
Americas, excluding United States	10,598	12,699	2,101	19.8%	37,426	29,767	(7,659)	(20.5%)
Total international net revenues	61,022	66,778	5,756	9.4%	201,506	170,239	(31,267)	(15.5%)

Total net revenues	$152,616	$165,935	$13,319	8.7%	$546,492	$451,555	$(94,937)	(17.4%)

Consolidated U.S. net revenue, as a percentage of total net revenues, was consistent in comparison to the same periods in the last year; however, U.S. net revenue in absolute dollars increased 8% in the three months ended December 31, 2009 due to higher revenue from Mobile products and decreased 19% in the nine months ended December 31, 2009 due to the weakened economy and as a result of the higher net revenues from our Bluetooth product portfolio in the nine months ended December 31, 2008 due to demand attributable to hands-free driving legislation being enforced in the states of California and Washington beginning July 1, 2008.  Consolidated international net revenues were also consistent as a percentage of total net revenues but increased by 9% absolute dollars from the third quarter of fiscal 2009 due to stronger demand in the Asia Pacific and decreased 16% from the nine months ended December 31, 2008 due to the overall weakened global economy.

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

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Net revenues	$152,616	$165,935	$13,319	8.7%	$546,492	$451,555	$(94,937)	(17.4%)
Cost of revenues	92,199	85,566	(6,633)	(7.2%)	304,159	238,251	(65,908)	(21.7%)
Consolidated gross profit	$60,417	$80,369	$19,952	33.0%	$242,333	$213,304	$(29,029)	(12.0%)
Consolidated gross profit %	39.6%	48.4%	8.8	ppt.	44.3%	47.2%	2.9	ppt.

In the third quarter of fiscal 2010, compared to the same period a year ago, gross profit increased 33%, from $60.4 million in the third quarter of fiscal 2009 to $80.4 million in the third quarter of fiscal 2010.   This increase was due to higher revenues, lower manufacturing costs, and lower warranty provisions.

For the nine months ended December 31, 2009 compared to the same quarter a year ago, gross profit decreased 12%, from $242.3 million in the prior year period to $213.3 million in the first nine months of fiscal 2010.   This decrease in gross profit was mostly due to lower revenues partially offset by lower manufacturing costs.

The increase in gross profit in the three months ended December 31, 2009 as compared to the same quarter a year ago was primarily due to higher net revenues.  As a percentage of net revenues, the increase in gross profit of 8.8 percentage points was primarily due to the following:

•
a 4.4 percentage point benefit from lower manufacturing costs as a result of the costs being spread over higher production volumes, manufacturing efficiencies, and lower factory costs related to the closure of our Suzhou, China manufacturing facility in July 2009;

•
a 2.4 percentage point benefit from higher product margins mostly driven by improved Bluetooth product margins which are due to lower costs as a result of our outsourcing arrangement entered into in fiscal 2010 along with higher-end offerings within the portfolio; and

•	a 2.0 percentage point benefit from lower warranty provisions due to lower warranty rates than in the prior year period.

The decrease in gross profit in the nine months ended December 31, 2009 as compared to the same period a year ago was primarily due to lower net revenues partially offset by lower manufacturing costs.  However, as a percentage of net revenues, gross profit increased by 2.9 percentage points primarily due to the following:

•
a 2.3 percentage point benefit from higher product margins driven by a favorable product mix with a higher portion of OCC revenues which generally have a higher gross margin than other product categories and lower Bluetooth and OCC product costs;

•	a 1.9 percentage point benefit from improved manufacturing efficiencies, lower freight expenses from fewer material receipts and lower fuel surcharges, and lower duty expense;
•	a 1.3 percentage point benefit from lower requirements for warranty and excess and obsolete inventory provisions;
•	a 1.5 percentage point detriment from the impact of lower production volumes on manufacturing costs; and
•	a 1.1 percentage point detriment from accelerated depreciation expenses related to the closure of our Suzhou, China manufacturing facility in July 2009.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, depreciation, expensed materials and an allocation of overhead expenses, including facilities, human resources, and IT costs.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Research, development and engineering	$16,645	$14,780	$(1,865)	(11.2%)	$50,721	$41,991	$(8,730)	(17.2%)
% of total net revenues	10.9%	8.9%	(2.0)	ppt.	9.3%	9.3%	-	ppt.

In the three and nine months ended December 31, 2009, compared to the same periods a year ago, research, development and engineering expenses decreased in absolute dollars and as a percentage of revenue as a result of cost reduction efforts.

For the three months ended December 31, 2009, expenses decreased mostly due to lower compensation costs of $0.9 million as a result of workforce reductions.

For the nine months ended December 31, 2009, expenses also decreased in absolute dollars but remained flat as a percentage of revenue due to lower net revenues.  The decrease in absolute dollars is primarily due to lower compensation costs of $3.9 million as a result of workforce reductions and $3.1 million of lower research and development project expenses as a result of efficiency improvements, including lower project material and equipment expenses as a benefit from outsourcing our Bluetooth headset manufacturing.

We anticipate that our research, development and engineering expenses will increase slightly from the current quarter level in the remaining quarter of fiscal 2010 as we continue to invest in UC.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, professional service fees, travel expenses, litigation costs, allocations of overhead expenses, including facilities, human resources and IT costs and bad debt expense.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Selling, general and administrative	$38,579	$37,502	$(1,077)	(2.8%)	$123,887	$103,599	$(20,288)	(16.4%)
% of total net revenues	25.3%	22.6%	(2.7)	ppt.	22.7%	22.9%	0.2	ppt.

For the three and nine months ended December 31, 2009, compared to the same periods a year ago, selling, general and administrative expenses decreased as a result of actions taken to reduce costs which began in the third quarter of fiscal 2009.

For the three months ended December 31, 2009, expenses decreased mostly due to lower marketing and sales promotion expenses of $1.6 million and lower provisions for bad debt of $1.3 million partially offset by an increase of $1.9 million in compensation expenses due to higher variable-based compensation on higher revenues offset in part by lower headcount as a result of our restructuring actions.

For the nine months ended December 31, 2009, expenses decreased primarily as a result of cost reductions, including lower marketing and sales promotion expenses of $8.2 million, lower professional service fees of $3.1 million, lower travel and entertainment expenses of $2.7 million, and lower compensation costs of $4.2 million related to reduced headcount starting in the fourth quarter of fiscal 2009 from our restructuring actions partially offset by higher variable-based compensation costs.

We anticipate our selling, general and administrative expenses will remain at approximately the same level in the remaining quarter of fiscal 2010.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

We review goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if indicators of impairment exist.  In the third quarter of fiscal 2009, in considering the effects of the economic environment at the time we determined that sufficient indicators existed requiring us to perform an interim impairment review of our two reporting segments at that time, ACG and AEG.  In addition, as a result of the decline in forecasted revenues, operating margin and cash flows related to the AEG segment, we also reviewed our long-lived assets within the reporting unit for impairment.  These reviews resulted in non-cash impairment charges of $117.5 million recorded in the third quarter of fiscal 2009 which consisted of $54.7 million related to the goodwill arising from the purchase of Altec Lansing in August 2005 representing 100% of the goodwill in the AEG segment, $58.7 million related to intangible assets primarily associated with the Altec Lansing trademark and trade name and $4.1 million related to property, plant and equipment related to the AEG segment.  The impairment charge is included in discontinued operations in the Consolidated statement of operations for the three and nine months ended December 31, 2008.

In preparing our financial statements for the second quarter of fiscal 2010, we considered the effect of certain alternatives considered by management for the AEG segment during the quarter on our intangible assets.  During the second quarter, we entered into a non-binding letter of intent to sell certain assets along with the assumption of certain liabilities of the AEG segment.  We concluded that this triggered an interim impairment review as it was now more likely than not that the segment would be sold; however, as our Board of Directors had not yet approved the final sale of the segment, the assets did not qualify for “held for sale” accounting.  This review resulted in non-cash impairment charges of $25.2 million recorded in the second quarter of fiscal 2010 which consisted of $21.4 million related to intangible assets primarily associated with the Altec Lansing trademark and trade name and $3.8 million related to property, plant and equipment related to the AEG segment.  The impairment charge is included in discontinued operations in the Consolidated statement of operations for the nine months ended December 31, 2009.

RESTRUCTURING AND OTHER RELATED CHARGES

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Restructuring and other related charges	$288	$332	$44	15.3%	$288	$1,767	$1,479	513.5%
% of total net revenues	0.2%	0.2%	-	ppt.	0.1%	0.4%	0.3	ppt.

Q3 Fiscal 2009 Restructuring Action

In the third quarter of fiscal 2009, we had a reduction in force at AEG’s operations in Luxemburg and Shenzhen, China and ACG’s operations in China as part of the strategic initiative designed to reduce costs.  A total of 624 employees were notified of their termination, all of whom were terminated as of December 31, 2008.  On January 14, 2009, we announced additional reductions in force related to this restructuring plan which included termination of an additional 199 employees located in ACG’s Tijuana, Mexico, U.S., and other global locations.  An additional three employees were notified of their termination in the first quarter of fiscal 2010.  A total of 826 employees, primarily in operations positions but also including other functions, were notified of their termination under this restructuring action, all of which had been terminated as of September 30, 2009.  In the three and nine months ended December 31, 2008, we recorded $1.0 million of restructuring charges in discontinued operations related to the AEG segment and $0.7 million in Restructuring and other related charges related to the ACG segment.

To date, we have recorded $8.8 million of restructuring charges related to these activities, of which $0.8 million related to the AEG segment is included in discontinued operations and $8.0 million related to the ACG segment is included in Restructuring and other related charges.  These costs consisted of $8.1 million in severance and benefits, $0.6 million for the write-off of leasehold improvements due to consolidation of facilities, and $0.1 million in other associated costs.  No additional charges were incurred for the nine months ended September 30, 2009.  We believe that substantially all of the costs have been incurred and paid as of December 31, 2009.  We currently expect cost savings as a result of this restructuring plan, including the actions announced in January 2009, to be approximately $16.3 million in fiscal 2010 consisting of reduced employee related costs in all functions and reduced facility and related costs in operations due to consolidation of facilities.

Q4 Fiscal 2009 Restructuring Action

At the end of the fourth quarter of fiscal 2009, we announced a plan to close our ACG manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products to a third party supplier in China.  A total of 656 employees, primarily in operations positions but also including other functions, were notified of their termination, of which 619 employees have been terminated as of December 31, 2009.  We exited the manufacturing portion of the facility in July 2009 at which time the remaining assets were classified as Assets held for sale on the Condensed consolidated balance sheet (see Note 3).  Most of the remaining employees are expected to terminate by the end of the first quarter of fiscal 2011.

In fiscal 2009, we recorded $3.0 million of Restructuring and other related charges, primarily consisting of severance and benefits.  During the nine months ended December 31, 2009, we recorded an additional $1.8 million of Restructuring and other related charges in the ACG segment consisting of $0.8 million of severance and benefits and $1.0 million of non-cash charges including $0.7 million for the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of the assets being taken out of service prior to their original service period and $0.3 million of additional loss on Assets held for sale recorded in the three months ended December 31, 2009.  In addition, in the nine months ended December 31, 2009, we recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues.  To date, we have recorded a total of $10.0 million of costs related to this action:  $4.8 million in Restructuring and related charges which include $3.8 million of severance and benefits, $0.7 million of accelerated depreciation charges and $0.3 million loss on Assets held for sale, and $5.2 million in Cost of revenues for accelerated depreciation.  Substantially all the costs related to this action have been recorded as of December 31, 2009 and the remaining payments will be made primarily over the next six months.

We currently expect cost savings as a result of this restructuring plan to be approximately $14.0 million in fiscal 2010 and $22.0 million in fiscal 2011.  These anticipated cost savings for fiscal 2010 and 2011 consist primarily of fixed operations costs of $6.0 million and $11.0 million, respectively, product margin improvements due to outsourcing of $5.0 million and $7.0 million, respectively, and research and development expenses of $3.0 million and $4.0 million, respectively.

OPERATING INCOME

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Operating income	$4,905	$27,755	$22,850	465.9%	$67,437	$65,947	$(1,490)	(2.2%)
% of total net revenues	3.2%	16.7%	13.5	ppt.	12.3%	14.6%	2.3	ppt.

In the three months ended December 31, 2009, compared to the same period in the prior year, consolidated operating income increased mostly due to higher net revenues and associated gross profit along with reductions in operating expenses.  In the nine months ended December 31, 2009, compared to the same period in the prior year, operating income decreased due to lower net revenues offset partially by lower operating expenses due to efforts to reduce costs.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Interest and other income (expense), net	$(1,499)	$1,422	$2,921	(194.9%)	$(3,129)	$3,653	$6,782	(216.7%)
% of total net revenues	(1.0%)	1.0%	2.0	ppt.	(0.5%)	0.7%	1.2	ppt.

In the three and nine months ended December 31, 2009, compared to the same periods in the prior year, interest and other income (expense), net increased primarily due to foreign currency exchange gains in the fiscal 2010 as compared to foreign currency exchange losses in the prior year periods as a result of the strength of the U.S. dollar.  The increases from the foreign currency exchange gains were partially offset by lower interest income as a result of declining interest rates despite higher average cash and investment balances.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2008	2009	(Decrease)		2008	2009	(Decrease)

Income from continuing operations before income taxes	$3,406	$29,177	$25,771	756.6%	$64,308	$69,600	$5,292	8.2%
Income tax expense (benefit) from continuing operations	(2,748)	5,974	8,722	(317.4%)	11,464	17,562	6,098	53.2%
Income from continuing operations	$6,154	$23,203	$17,049	277.0%	$52,844	$52,038	$(806)	(1.5%)
Effective tax rate	(80.7%)	20.5%	101.2	ppt.	17.8%	25.2%	7.4	ppt.

The amounts related to discontinued operations have been excluded from the discussion below as discontinued operations are separately classified for all periods presented.

The effective tax rate for the three and nine months ended December 31, 2009 was 20.5% and 25.2%, respectively, compared to (80.7)% and 17.8% for the same periods a year ago.  The higher effective tax rate for the three months ended December 31, 2009 compared to the tax benefit for the same period a year ago is primarily due to the incremental benefit associated with the release of higher amount of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions in the prior period.  The increase in the effective tax rate for the nine months ended December 31, 2009 compared to the same period a year ago is primarily due to the release of larger tax reserves in the first and third quarters of fiscal 2009 resulting from the lapse of the statute of limitations in certain jurisdictions than released in the current year periods and certain fiscal 2010 foreign restructuring charges with minimal tax benefit.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

For the three and nine months ended December 31, 2008, we recognized a tax benefit of $2.1 million and $3.8 million, respectively, consisting of $1.8 million and $3.3 million in tax reserves, respectively, and $0.3 million and $0.5 million of related interest, respectively, due to the lapse of the statute of limitations in certain jurisdictions. We recognized a tax benefit of $1.2 million in both the three and nine months ended December 31, 2009, consisting of $1.0 million in tax reserves and $0.2 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions.  As of December 31, 2009, we had $11.7 million of unrecognized tax benefits compared to $11.1 million as of March 31, 2009 recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in Income tax expense. As of December 31, 2009, we had approximately $1.8 million of accrued interest related to unrecognized tax benefits, compared to $1.6 million as of March 31, 2009.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal, state and foreign jurisdictions within the next 12 months.  Currently, we cannot reasonably estimate the amount of reductions, if any, during the next 12 months.  Any such reduction could be impacted by other changes in unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  We are no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2006 and state income tax examinations prior to 2005.  Foreign income tax matters for material tax jurisdictions have been concluded through tax years before fiscal 2004, except for the United Kingdom and France which have been concluded through fiscal 2006, and Germany which has been concluded through fiscal 2007.

DISCONTINUED OPERATIONS

We entered into an Asset Purchase Agreement (“APA”) on October 2, 2009, as subsequently amended, to sell certain net assets of Altec Lansing, our AEG segment, which was completed effective December 1, 2009.  All of the revenues in the AEG segment were derived from sales of Altec Lansing products.  All operations of AEG have been classified as discontinued operations in the Consolidated statement of operations for all periods presented.  The results from discontinued operations includes a loss of $0.8 million on disposal of Altec Lansing in the three and nine months ended December 31, 2009.

FINANCIAL CONDITION

The table below provides selected Condensed consolidated cash flow information for the periods presented:

	Nine Months Ended
	December 31,
(in thousands)	2008	2009

Cash provided by operating activities	$59,791	$88,778

Cash used for capital expenditures and other assets	$(20,881)	$(4,339)
Cash provided by maturities of investments,net	(29,919)	50,752
Cash provided by other investing activities	406	277
Cash provided from sale of AEG segment	-	11,075
Cash provided by (used for) investing activities	$(50,394)	$57,765

Cash used for financing activities	$(14,242)	$(22,998)

Cash Flows from Operating Activities

Cash flows from operating activities for the nine months ended December 31, 2009 consisted of net income of $33.2 million, non-cash charges of $48.9 million and working capital sources of cash of $6.7 million.  Non-cash charges related primarily to $25.2 million related to the impairment charge on AEG long-lived assets in discontinued operations, $14.1 million of depreciation and amortization, $10.8 million of stock-based compensation and $6.1 million of non-cash restructuring charges on assets associated with the closure of our Suzhou, China manufacturing facility as part of our Q4 Fiscal 2009 Restructuring Action.  Working capital sources of cash consisted primarily of a decrease in inventory of $27.4 million due to increased net revenues during fiscal 2010.  Note that the decrease in net inventory on the balance sheet from March 31, 2009 was $48.4 million; however, $17.7 million of the decrease is due to inventory sold as part of the sale of Altec Lansing which is included against the proceeds from the sale of AEG in Cash flows from investing activities.  The working capital sources of cash was offset in part by working capital uses of cash primarily from an increase in accounts receivable as a result of higher net revenues during the period.  The days sales outstanding (“DSO”) as of December 31, 2009 decreased to 61 days from 63 days as of December 31, 2008 which was primarily due to the higher net revenues during the period as a result of a stronger holiday season.  The DSO calculation is based on Net revenues from continuing operations and consolidated accounts receivable which includes AEG receivables as these assets did not transfer with the sale.  We estimate our DSO for the fourth quarter of fiscal 2010 to decrease to the mid-fifty day range after the effect of the remaining AEG receivables is eliminated upon collection.

Cash flows from operating activities for the nine months ended December 31, 2008 consisted of net loss of $53.9 million, non-cash charges of $128.5 million and working capital uses of cash of $14.8 million.  Non-cash charges related primarily to $117.5 million related to the impairment of goodwill and long-lived assets in discontinued operations, $20.6 million of depreciation and amortization, $12.1 million of stock-based compensation and a provision for excess and obsolete inventory of $4.9 million which was offset in part by a benefit from deferred income taxes of $28.8 million.  Working capital uses of cash consisted primarily of increases in inventory primarily related to increased purchases of our consumer product inventory and payment of accounts payable and accrued liabilities which fluctuate with the timing of payments.  Working capital sources of cash consisted primarily of decreases in accounts receivable due to higher overall collections and income taxes payable which fluctuate based on the timing of payments.   The DSO as of December 31, 2008 was consistent at 63 days as compared to December 31, 2007.

Cash Flows from Investing Activities

Net cash flows provided by investing activities for the nine months ended December 31, 2009 primarily consisted of net proceeds from the redemption of short-term investments of $50.0 million, $11.1 million of proceeds from the sale of Altec Lansing and capital expenditures of $4.3 million primarily related to IT projects and tooling costs.

Net cash flows used for investing activities for the nine months ended December 31, 2008 primarily consisted of purchases of short-term investments of $29.9 million and capital expenditures of $20.9 million primarily related to construction costs of the new corporate data center and the engineering center in our Santa Cruz, California headquarters along with various IT projects.

Cash Flows from Financing Activities

Net cash flows from financing activities for the nine months ended December 31, 2009 primarily consisted of $28.8 million related to the repurchase of common stock and dividend payments of $7.4 million which was partially offset by $10.4 million in proceeds from the exercise of employee stock options and $1.6 million in proceeds from the sale of treasury stock.

Net cash flows used by financing activities for the nine months ended December 31, 2008 primarily consisted of $17.3 million related to the repurchase of common stock and dividend payments of $7.3 million, which was partially offset by $6.9 million in proceeds from the exercise of employee stock options and $2.9 million in proceeds from the sale of treasury stock.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been to repurchase stock and for capital expenditures, including tooling for new products and building and leasehold improvements for facilities expansion.  At December 31, 2009, we had working capital of $464.8 million, including $316.7 million of cash, cash equivalents and short-term investments, compared with working capital of $377.6 million, including $218.2 million of cash, cash equivalents and short-term investments at March 31, 2009.  The increase in working capital of approximately $87.2 million is primarily a result of the increase in cash and cash equivalents and short term investments of $98.5 million, of which $23.7 million is a result of the reclassification of investments to short term, and accounts receivable of $29.6 million offset in part by a decrease in inventory of $48.4 million.

For the remainder of fiscal 2010, we expect to spend an additional $1.5 million to $2.0 million in capital expenditures, primarily consisting of IT related expenditures and tooling for new products.  In comparison to the prior fiscal year, we expect total capital expenditures of $6.0 million to $6.5 million in fiscal 2010, a decrease from the $23.7 million spent in fiscal 2009.  We expect the level of capital expenditures to increase slightly in fiscal 2011.

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

On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009, we repurchased 89,000 shares of our common stock under this plan in the open market at a total cost of $1.0 million and an average price of $11.54 per share.  In the first quarter of fiscal 2010, we repurchased an additional 26,000 shares under this plan in the open market at a total cost of approximately $0.4 million and an average price of $17.11 per share.  In the second quarter of fiscal 2010, we repurchased an additional 165,900 shares under this plan in the open market at a total cost of approximately $4.0 million and an average price of $24.24 per share.  In the third quarter of fiscal 2010, we repurchased the remaining 719,100 shares under this plan in the open market at a total cost of approximately $18.2 million and an average price of $25.26.

On November 27, 2009, the Board of Directors authorized the repurchase of 1,000,000 shares under a new repurchase plan.  In the third quarter of fiscal 2010, we repurchased 242,900 shares in the open market at a total cost of approximately $6.5 million and an average price of $26.80 per share.  As of December 31, 2009, there were 757,100 remaining shares authorized for repurchase under the current plan.

On December 2, 2009, we retired 2.0 million shares of treasury stock which was returned to the status of authorized but unissued shares.  This was a non-cash equity transaction in which the cost of the reacquired shares was recorded as a reduction to both Retained earnings and Treasury stock in the Condensed consolidated balance sheet as of December 31, 2009.

Our cash and cash equivalents as of December 31, 2009 consist of U.S. Treasury or Treasury-Backed funds and bank deposits with third party financial institutions.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or if there are other adverse conditions in the financial markets.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits, upon repatriation.

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

In November 2008, we accepted an agreement (the “Agreement”) with UBS AG (“UBS”), the investment provider for our $27.3 million par value ARS portfolio, providing us with certain rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or liquidation.  We expect to sell our ARS under the Rights; however, if the Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy our ARS.  As long as we hold the Rights, we will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  We have classified the ARS portfolio as Short-term investments in our Condensed consolidated balance sheet as of December 31, 2009 based on our intent to exercise the UBS right and our expectation that the ARS will be sold within 12 months.  As of March 31, 2009, the balance was included in Long-term investments.

The Rights represent a firm agreement in accordance with the Derivatives and Hedging Topic of the FASB ASC.  The enforceability of the Rights results in a put option and is recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS in November 2008, we recorded the put option at fair value of $3.9 million using the Black-Scholes options pricing model.  For the three and nine months ended December 31, 2009, the Company recorded unrealized losses of $1.2 million and $0.2 million, respectively, on the put option.  The fair value of the put option is recorded within Other assets in the Condensed consolidated balance sheet as of March 31, 2009 and in Other current assets as of December 31, 2009 with the corresponding unrealized loss included in Interest and other income (expense), net in the Condensed consolidated statement of operations. The put option does not meet the definition of a derivative instrument under the Derivatives and Hedging Topic of the FASB ASC; therefore, we have elected to measure the put option at fair value under the Financial Instruments Topic of the FASB ASC in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses on the Rights are and will be included in earnings in future periods.

Prior to accepting the UBS offer in November 2008, we recorded our ARS investments as available-for-sale and any unrealized gains or losses were recorded to Accumulated other comprehensive income within Stockholders’ Equity.  In connection with the acceptance of the UBS offer in November 2008, resulting in the right to require UBS to purchase the ARS at par value beginning on June 30, 2010, we transferred our ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities reflects management’s intent to exercise our put option during the period from June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer in November 2008, we recognized a loss on the ARS of approximately $4.0 million in Interest and other income, net.   In the three and nine months ended December 31, 2009, unrealized gains of $1.2 million and $0.3 million, respectively, were recorded to Interest and other income (expense), net.  This was offset by unrealized losses of $1.2 million and $0.3 million recorded on the Rights in the three and nine months ended December 31, 2009, respectively.

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

Our liquidity, capital resources, and results of operations in any period could be affected by the exercise of outstanding stock options, restricted stock grants to employees, and the issuance of common stock under our employee stock purchase plan.  Further, the resulting increase in the number of outstanding shares could affect our per share earnings; however, we cannot predict the timing or amount of proceeds from the sale or exercise of these securities, or whether they will be exercised at all.

We believe that our current cash, cash equivalents and cash provided by operations will be sufficient to fund operations for at least the next 12 months and do not believe that any reduction in the liquidity of the ARS will have a material impact on our overall ability to meet our liquidity needs; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Certain Forward-Looking Information” and “Risk Factors” in this Quarterly Report on Form 10-Q for factors that could affect our estimates for future financial needs and sources of working capital.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2009.  At December 31, 2009, the unrecognized tax benefits and related interest under the Income Tax Topic of the FASB ASC were $11.7 million and $1.8 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, Long-term income taxes payable on our Condensed consolidated balance sheet includes these unrecognized tax benefits.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  There have been no changes to our critical accounting policies during the nine months ended December 31, 2009.

Recent Accounting Pronouncements

There are no new accounting pronouncements during the current period that impact the Company.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $158.2 million at March 31, 2009 compared to $283.5 million at December 31, 2009.   Cash equivalents have a maturity when purchased of three months or less.  We had short-term investments of $60.0 million at March 31, 2009 compared to $33.2 million as of December 31, 2009 which have maturities of greater than three months and are classified as available-for-sale.  We had long-term investments of $23.7 million as of March 31, 2009 and no long-term investments as of December 31, 2009.  Long-term investments have maturities greater than one year, or we do not currently have the ability to liquidate the investment.  All of the long-term investments as of March 31, 2009 were held in our name at a limited number of major financial institutions and consisted of ARS, concentrated primarily in student loans.  The ARS were classified as short-term investments as of December 31, 2009.

Interest rates declined in the three and nine month periods of fiscal 2010 compared to the same periods in the prior year.  Our cash and cash equivalents, net of short-term working capital needs, are primarily invested in U.S. Treasury funds, which had an average yield of approximately 0.01% in the third quarter of fiscal year 2010.   Approximately 29% of our interest income in the third quarter of fiscal 2010 was derived from our $27.3 million par value ARS portfolio which had an average yield of approximately 0.66%.  The ARS are currently resetting at rates of approximately 0.57% in January 2010.  If these rates continue, our interest income will decrease slightly from the third quarter of fiscal 2010.  A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.  In addition, if we sell our ARS under the Rights during the period from June 30, 2010 through July 2, 2012, as we intend to do, and invest the proceeds in a securities portfolio similar to our current cash, cash equivalents and short-term investment portfolio as of December 31, 2009, our interest income could decrease.

FOREIGN CURRENCY EXCHANGE RATE RISK

We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations.  All of our hedging activities are entered into with large financial institutions including Wells Fargo, Bank of America Corporation, The Goldman Sachs Group, Inc., and JPMorgan Chase & Co. who we periodically evaluate for credit risks.  We hedge our balance sheet exposure by hedging Euro and Great Britain Pound denominated receivables, payables, and cash balances, our Mexican Peso denominated expenditures and our economic exposure by hedging a portion of anticipated Euro and Great Britain Pound denominated sales.  We can provide no assurance that our strategy will be successfully implemented and that exchange rate fluctuations will not materially adversely affect our business in the future.

We experienced foreign currency gains in the third quarter of fiscal 2010, including benefits from our hedging activities.  Although we hedge a portion of our foreign currency exchange exposure, continued weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar, could result in foreign exchange losses in future periods.

Non-designated Hedges

We hedge our Euro and Great Britain Pound denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of December 31, 2009 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Euro	Sell Euro	$29.5	$3.0	$(3.0)
Great Britain Pound	Sell GBP	7.2	0.7	(0.7)
Net position		$36.7	$3.7	$(3.7)

Cash Flow Hedges

In the third quarter of fiscal 2010, approximately 40% of net revenues were derived from sales outside the U.S., which were predominately denominated in the Euro and the Great Britain Pound.

As of December 31, 2009, we had foreign currency call option contracts of approximately €40.1 million and £10.6 million denominated in Euros and Great Britain Pounds, respectively.  In addition, as of December 31, 2009, we had foreign currency put option contracts of approximately €40.1 million and £10.6 million denominated in Euros and Great Britain Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.  If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. Dollar, we could incur a gain of $5.6 million or a loss of $6.3 million.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of December 31, 2009 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$(75.1)	$2.6	$(5.1)
Put options	69.8	3.0	(1.2)
Net position	$(5.3)	$5.6	$(6.3)

As of December 31, 2009, we had cross currency swap contract of approximately Mex$58.4 million.  Collectively, our swap contracts hedge against a portion of our forecasted Mexican Peso denominated expenditures.

The table below presents the impact on the Black-Scholes valuation of our currency swap contract of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the swap contract for cash flow hedges as of December 31, 2009 (in millions):

	USD Value of Net Foreign Exchange Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Swap contract	$4.3	$(0.4)	$0.5

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

Our operations and performance depend significantly on worldwide economic conditions.  Uncertainty about current global economic conditions poses a risk as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which have had a material negative effect on demand for our products.  Other factors that have influenced demand include job loss and creation, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors have had a material adverse effect on demand for our products and on our financial condition and operating results and may continue to have such an effect in the future.

As a result of the worldwide economic conditions described above, revenue in all portions of our business declined in the fourth quarter of fiscal 2009 and in most portions of our business in the first and second quarters of fiscal 2010 in comparison to the comparable periods in the prior years.  In the third quarter of fiscal 2010, net revenues grew by 9% compared to the same period in the prior year. Throughout fiscal 2010, net revenues increased on a sequential quarterly basis; however, there is no assurance that there will not be another economic slowdown or downturn.  If conditions deteriorate further, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which, in turn, could have a material adverse effect on our revenue, profitability and the market price of our stock.

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

•
In connection with the sale of AEG, we also entered into a Transition Service Agreement (“TSA”) with the acquirer at the time of sale which each party is providing services to each other for a limited period. As a result of the transition of employees, information technology services, facilities, customers and suppliers to the acquirer and the continued services under the TSA, our business may be disrupted which may affect our operating results.

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

Some of our products utilize long-lead time parts which are available from a limited set of vendors.  The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has historically contributed to significant inventory write-downs, particularly in inventory for consumer products.  For Business-to-Business (“B2B”) products, long life-cycles periodically necessitate last-time buys of raw materials which may be used over the course of several years.  We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements.  We write down to net realizable value the excess and obsolete inventory.  We evaluate the future realizable value of inventories and impact on gross margins, taking into consideration product life cycles, technological and product changes, demand visibility and other market conditions.  We believe our current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of our inventory.

In view of the uncertainties inherent in the recovery from the global recession, it is particularly difficult to make accurate forecasts in this business environment.  Significant unanticipated fluctuations in supply or demand and the global trend towards consignment of products could cause the following operating problems, among others:

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

Our consumer business may have an adverse effect on our financial condition.

Our consumer business which primarily consists of Bluetooth headsets and computer and gaming headsets is highly competitive.  The risks faced in connection with this include the following:

•	competition may continue to increase in the retail markets more than we expect;

•	our ability to meet the market windows for consumer products;

•	difficulties retaining or obtaining shelf space for consumer products in our sales channel;

•	difficulties in achieving a sufficient gross margin and uncertainties in the demand for Bluetooth headsets and computer and gaming headsets; and

•	the global economic weakness has lessened the amount spent generally by consumers decreasing the demand for consumer products.

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

We compete in the business market for the sale of our office and contact center products.  We believe that our greatest long-term opportunity for profit growth is in the office market, and our foremost strategic objective for this segment is to increase headset adoption.  To this end, we are investing in creating new products that are more appealing in functionality and design as well as targeting certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large corporations will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and product growth.  UC is the integration of voice and video-based communications systems enhanced with software applications and IP networks.  It may include the integration of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video and web conferencing and unified messaging.  UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving the overall business efficiency and providing more effective collaboration among an increasingly distributed workforce.  Despite weak economic conditions, trial deployments of UC solutions and headsets continue to grow, with some evidence that the cost savings and productivity enhancements derived from UC are driving the expansion of existing deployments in both the U.S. and Europe.  We can give no assurance that significant growth in UC will occur.  However, we believe that we are well positioned in the UC market and that our competitive position continues to improve.

Our ability to realize our UC plans and to achieve the financial results projected to arise from UC adoption could be adversely affected by the following factors: (i) the risk that, as UC becomes more widely adopted, competitors will offer solutions that will effectively commoditize our headsets which, in turn, will reduce the sales prices for our headsets; (ii) our plans are dependent upon adoption of our UC solution by major platform providers such as Microsoft, Avaya, IBM and Cisco, and we have a limited ability to influence such providers with respect to the functionality of their platforms, their rate of deployment, and their willingness to integrate their platforms with our solutions; (iii) the development of UC solutions is technically complex and this may delay or obstruct our ability to introduce solutions to the market on a timely basis and that are cost effective, feature rich, stable and attractive to our customers; (iv) our development of UC solutions is dependent on our ability to design, develop and manufacture complex electronic systems comprised of hardware, firmware and software that must work in a wide variety of environments and multiple variations; (v) as UC becomes more widely adopted we anticipate that competition for market share will increase, and some competitors may have superior technical and economic resources, and (vi) UC solutions may not be adopted with the breadth and speed in the marketplace that we currently anticipate, and (vii) UC may evolve rapidly and unpredictably and our ability to adapt to those changes and future requirements  may impact our profitability in this market and  our overall margins.

Because the major providers of UC systems utilize complex and proprietary platforms in which our UC solutions will be integrated, it will be necessary for us to expand our technical support capabilities.  This expansion will result in additional expenses to hire the personnel and develop the infrastructure necessary to adequately serve our UC customers.  Our support expenditures may substantially increase over time as these platforms evolve and as UC becomes more commonly adopted.

If these investments do not generate incremental revenue, our business could be materially affected.  We are also experiencing a more aggressive and competitive environment with respect to price in our business markets, leading to increased order volatility which puts pressure on profitability and could result in a loss of market share if we do not respond effectively.

We also compete in the consumer market for the sale of our mobile, gaming, and Clarity products.  We believe that effective product promotion is highly relevant in the consumer market, which is dominated by large brands that have significant consumer mindshare.  We have invested in marketing initiatives to raise awareness and consideration of the Plantronics’ products.  We believe this will help increase preference for Plantronics and promote headset adoption overall.  The consumer market is characterized by relatively rapid product obsolescence, and we are at risk if we do not have the right products at the right time to meet consumer needs.  In addition, some of our competitors have significant brand recognition, and we are experiencing more competition in pricing actions, which can result in significant losses and excess inventory.

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

As a result of the evolution of our Business-to-Consumer (“B2C”) business, our customer mix is changing, and certain retailers, OEMs and wireless carriers are becoming more significant.  This greater reliance on certain large channel partners could increase the volatility of our revenues and earnings.  In particular, we have several large customers whose order patterns are difficult to predict.  Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time.  If we are unable to anticipate the purchase requirements of these customers, our revenues may be adversely affected, or we may be exposed to large volumes of inventory that cannot be immediately resold to other customers.

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

Original design manufacturers and contract manufacturers produce key portions of our product lines for us, including all of our Bluetooth products.  Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and loss of services.  Financial instability of our manufacturers or contractors resulting from the global recession or otherwise could result in our having to find new suppliers which could increase our costs and delay our product deliveries.  These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons.  Consequently, we may experience delays in the timeliness, quality and adequacy of product deliveries, any of which could harm our business and operating results.

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

We have significant foreign manufacturing operations or rely on third party manufacturers that are inherently risky, and a significant amount of our revenues are generated internationally.

We have a manufacturing facility in Tijuana, Mexico. We stopped our manufacturing operations at our Suzhou, China facility during the second quarter of fiscal 2010.  We also have suppliers and other vendors throughout Asia, including GoerTek, Inc. who will be the sole manufacturer of our Bluetooth products located in Weifang, China.  We also generate a significant amount of our revenues from foreign customers.  The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations.

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

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock may continue to be affected by a number of factors, including:

•	uncertain economic conditions, including the length of the recovery from the domestic and global recession, inflationary pressures, and the decline in investor confidence in the market place;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	further deterioration of the current economy could impact our decision to declare future dividends;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	general economic, political, and market conditions, including market volatility; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

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

During the third quarter of fiscal 2009, as a result of the effect of the economic conditions at the time on the business, we impaired all of the Altec goodwill and a portion of the intangibles assets.  During the second quarter of fiscal 2010, as a result of signing a non-binding letter of intent to sell Altec Lansing, we wrote off all remaining related intangible assets due to further impairment.

We have $17.8 million of remaining goodwill and intangible asset as of December 31, 2009.  It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets.  If such a charge is necessary, it may have a material adverse affect our financial results.

There remain risks from the sale of Altec Lansing, our discontinued AEG business segment.

Under the terms of the Asset Purchase Agreement, dated October 2, 2009, a First Amendment to the Asset Purchase Agreement, dated November 30, 2009, and a Side Letter to the Asset Purchase Agreement, dated January 8, 2010,  (collectively, the “Purchase Agreement”), we retained certain assets and liabilities of Altec Lansing as of the closing date, December 1, 2009, including accounts receivable, accounts payable and certain other liabilities. We expect these net assets to result in additional operating cash flow once the retained working capital assets are monetized in fiscal 2010.  We also retained the use of certain strategic assets, including the right to use the Altec Lansing brand for specific music applications for three years.  We can offer no assurance as to the level of cash flow, if any, that may result from such assets nor as to the timing of the receipt of any such cash flow.

The remaining significant risks faced related to the sale of Altec Lansing include the following:

•
Under the Purchase Agreement, the final purchase price is based on a target net asset value.  Based on the final net asset value at closing, we have recorded a liability payable back to the Purchaser of approximately $2.7 million as a result of the shortfall in the final value.  We have provided the final net asset value transferred to the Purchaser which is subject to final review by the Purchaser.  If the Purchaser does not agree on the final value, we could spend further time and expenses in properly determining the value of the net assets transferred in addition to any potential increase in the amount which may be due back to the Purchaser.

•
As part of the sale, we retained the existing AEG accounts receivable balance as of December 1, 2009.  However, all sales related reserves on the accounts receivable were transferred to the Purchaser.  As a result of the sale and which balances were transferred, customers may be confused as to whom payment is due.  As part of the Purchase Agreement, we established and recorded an escrow of $2.5 million which consists of a holdback for potential customer short payments on the AEG accounts receivable for sales related reserves that were transferred to the Purchaser.  If the actual amount of customer offsets to our accounts receivable is greater than the escrow holdback, we will be required to collect additional amounts from the Purchaser.

•
In connection with the sale of Altec Lansing, we also entered into a Transition Service Agreement (“TSA”) with the Purchaser at the time of sale by which each party agrees to provide services to each other for a limited period.  As a result of the transition of employees, information technology services, facilities, customers and suppliers to the acquirer and the continued services under the TSA, our business may be disrupted until the transition services are completed which may affect our operating results.

In addition, pursuant to the Purchase Agreement, we have agreed to indemnify the Purchaser following the closing of the transaction against specified losses in connection with the AEG business and generally retain responsibility for various legal liabilities that may accrue.  We have also made representations and warranties to the Purchaser about the condition of AEG, including matters relating to intellectual property, employee matters and environmental laws.  Following the closing, if the Purchaser makes an indemnification claim because it has suffered a loss or a third party has commenced an action against the Purchaser, we may incur substantial expenses resolving the Purchaser’s claim or defending the Purchaser and ourselves against the third party action, which would harm our operating results.  In addition, our ability to defend ourselves may be impaired because most of our former AEG employees are employees of the Purchaser and our management may have to devote a substantial amount of time to resolving the claim, and, as we are no longer in the AEG business, we may not be able to readily offer products, service and intellectual property in settlement.  In addition, these indemnity claims may divert management attention from our continued business.  It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or the Purchaser and we may expend substantial resources trying to determine which party has responsibility for the claim.

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

Although we currently have the ability to hold these ARS investments until a recovery of the auction process, until maturity or until purchased by UBS, if UBS does not purchase the ARS as per their Agreement, the current market conditions deteriorate further or a recovery in market values does not occur, we may incur further other-than-temporary impairment charges resulting in further losses in our statement of operations, which would reduce net income.

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

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the third quarter of fiscal 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 1	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs 2

September 27, 2009 to October 24, 2009	67,000	$26.54	67,000	652,100
October 25, 2009 to November 28, 2009	390,000	$25.53	390,000	262,100
November 29, 2009 to December 26, 2009	505,000	$24.92	505,000	757,100

1
On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009, we repurchased 89,000 shares of our common stock under this plan in the open market at a total cost of $1.0 million and an average price of $11.54 per share.  As of March 31, 2009, there were 911,000 remaining shares authorized for repurchase.  In the first quarter of fiscal 2010, we repurchased an additional 26,000 shares under this plan in the open market at a total cost of approximately $0.4 million and an average price of $17.11 per share.  In the second quarter of fiscal 2010, we repurchased an additional 165,900 shares under this plan in the open market at a total cost of approximately $4.0 million and an average price of $24.24 per share.  In the third quarter of fiscal 2010, we repurchased the remaining 719,100 shares under this plan in the open market at a total cost of approximately $18.2 million and an average price of $25.26.

2
On November 27, 2009, the Board of Directors authorized the repurchase of 1,000,000 shares under a new repurchase plan.  In the third quarter of fiscal 2010, we repurchased 242,900 shares in the open market at a total cost of approximately $6.5 million and an average price of $26.80 per share.  As of December 31, 2009, there were 757,100 remaining shares authorized for repurchase under the current plan.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

2.1	Asset Purchase Agreement, dated October 2, 2009, by and among Plantronics, Inc., Plantronics, B.V., and Audio Technologies Acquisition, LLC.

2.1.1
First Amendment to Asset Purchase Agreement, dated November 30, 2009, by and among Plantronics, Inc., Plantronics, B.V., Altec Lansing, LLC (f/k/a Audio Technologies Acquisition, LLC) and Audio Technologies Acquisition B.V.

2.1.2
Side Letter, dated January 8, 2010, to the Asset Purchase Agreement, dated October 2, 2009, by and among Plantronics, Inc., Plantronics, B.V., and Audio Technologies Acquisition, LLC., as amended by that certain First Amendment to Asset Purchase Agreement, dated November 30, 2009, by and among Plantronics, Inc., Plantronics, B.V., Altec Lansing, LLC (f/k/a Audio Technologies Acquisition, LLC), and Audio Technologies Acquisition B.V.

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

PLANTRONICS, INC.

Date: January 27, 2010	By: /s/ Barbara V. Scherer

Barbara V. Scherer

Senior Vice President - Finance and Administration and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer of the Registrant)