Form 10-K
period 2010-04-03
PLANTRONICS INC /CA/
filed 2010-06-01
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2010

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $25.60 for shares of the Registrant's common stock on September 25, 2009, the last trading day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,253,756,940.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 26, 2009 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of May 1, 2010, 48,868,504 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2010 Annual Meeting of Stockholders to be held on July 27, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2010

Plantronics, the Plantronics logo design, Clarity, and Sound Innovation are trademarks or registered trademarks of Plantronics, Inc.

DECT™ is a trademark of ETSI registered for the benefit of its members in France and other jurisdictions.

The Bluetooth name and the Bluetooth trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

PART I

This Annual Report on Form 10-K is filed with respect to our fiscal year 2010.  Each of our fiscal years ends on the Saturday closest to the last day of March.  Fiscal year 2010 ended on April 3, 2010, fiscal year 2009 ended on March 28, 2009, and fiscal year 2008 ended on March 29, 2008.  Fiscal year 2010 consisted of 53 weeks and fiscal years 2009 and 2008 each consisted of 52 weeks.  For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

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

We make headsets for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Plantronics headsets are communications tools, providing freedom to use your hands while staying connected to your communication or entertainment device, freedom to move around, and freedom from using keyboards by enhancing speech recognition capabilities.  We apply a variety of technologies to develop high quality products to meet the needs of our customers, whether it is for communications or personal entertainment.  Plantronics headsets are widely used with cell phones, in contact centers, in the office, in the home, for applications such as Unified Communications (“UC”), with Voice over Internet Protocol (“VoIP”), for gaming, and for other specialty applications.  Our major product categories include Office and Contact Center (“OCC”), which includes corded and cordless communication headsets, audio processors and telephone systems; Mobile, which includes Bluetooth® and corded products for mobile phone applications; Gaming and Computer Audio, which includes PC and gaming headsets; and Clarity, which includes specialty products marketed for hearing impaired individuals.  All products are generally sold under the Plantronics and Clarity brands.

We ship a broad range of communications products to 70 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in those locations.  Revenues from our retail channel are cyclical, with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.

Plantronics, founded in 1961, is incorporated in the State of California and is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “PLT”.

On August 18, 2005, we acquired Altec Lansing Technologies, Inc. (“Altec Lansing”), a market leader in docking and personal computer (“PC”) audio systems, and it subsequently became our Audio Entertainment Group (“AEG”) segment.  On December 1, 2009, we sold Altec Lansing, our AEG segment.  As a result of the sale, we have classified the AEG operating results, including the loss on the sale of AEG, as discontinued operations in the Consolidated statement of operations for all periods presented.  We now operate as one business segment.

We provide access free of charge through a link on our website (www.plantronics.com) to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities Exchange Act of 1934.

Our principal executive offices are located at 345 Encinal Street, Santa Cruz, California, 95060.  Our telephone number is (831) 426-5858.  Our internet address is www.plantronics.com.  Our Investor Relations website, which contains, among other things, documents regarding our corporate governance and our Board of Directors committee charters, is also accessible through www.plantronics.com.

BUSINESS SEGMENTS AND MARKET INFORMATION

Prior to December 1, 2009, we operated under two reportable segments, the Audio Communications Group (“ACG”) and the Audio Entertainment Group (“AEG”).  As previously noted, we completed the sale of Altec Lansing, which comprised our AEG segment, effective December 1, 2009, and, therefore, it is no longer included in continuing operations, and we operate as one business segment.  Accordingly, we have classified the AEG operating results, including the loss on sale of AEG, as discontinued operations in the Consolidated statement of operations for all periods presented.

General Industry Background

Plantronics operates predominantly in the consumer electronics market and focuses on the design, manufacture, and distribution of headsets for business and consumer applications, and other specialty products for the hearing impaired.  We target enhanced communications for offices and contact centers, mobile and cordless phones, and computers and gaming consoles.  We offer our products primarily under two brands – Plantronics and Clarity.

On a long-term basis, the demand for headsets has grown in both our traditional markets, such as the enterprise markets, as well as in the consumer market.  In each of these markets, the trend towards wireless products has been a significant factor.  Our business is sensitive to economic cycles, and we experienced a decrease in demand in fiscal 2009 and 2010 due to the global economic recession.  We experienced some recovery in our revenues during the second half of fiscal 2010 compared to the same period in fiscal 2009; however, there can be no assurance that this recovery will continue.

Our headset products enhance communications by providing the following benefits:

·
better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, Digital Signal Processing (“DSP”), and more;

·	wireless freedom allowing people to take and make calls as they move freely around their office or home without cords or cables;

·	multi-tasking benefits that allow people to use a computer, use mobile devices including smartphones or other devices, take notes and organize files while talking hands free;

·	contributing to greater driving safety and enabling a motor vehicle operator to comply with hands-free legislation by having both hands free to drive while talking on a cell phone;

·	voice command and control that let people take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient;

·	providing ergonomic relief from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck;

·	providing greater comfort and convenience than a telephone alone on longer duration calls;

·	enabling emerging UC integration and PC and VoIP applications, including speech recognition, Internet telephony and gaming;

·
providing a convenient means for connecting between various applications and voice networks, whether that be between land line and mobile phones, or between PC-based communications and other networks; and

·	providing greater privacy than speakerphones, and, with wireless products, the ability to move from public to private space when required.

The proliferation of desktop computing makes communications headsets a product of choice in many occupations because they permit users to be more efficient in an ergonomically comfortable environment by allowing them to verbally communicate without holding traditional handset devices.  Growing awareness of driver safety and impending or already existing hands-free legislation requiring mandatory hands-free devices for cell phone communications in cars, has led to increased headset adoption for cell phone users.  The increased adoption of new and existing technologies, such as UC, Bluetooth, VoIP, Digital Enhanced Cordless Telecommunications (“DECT”), and DSP, each of which is described below, is expected to contribute to increased demand for our headsets and audio solutions in the future as UC gains momentum:

·
UC is the integration of voice, data and video-based communications systems enhanced with software applications and IP networks.  It may include the integration of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video and web conferencing and unified messaging.  UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving the overall business efficiency and providing more effective collaboration among an increasingly distributed workforce.  The adoption of our UC solution is dependent on major platform providers such as Avaya, Inc., Cisco Systems, Inc., International Business Machines Corporation (“IBM”) and Microsoft Corporation to implement UC programs.

·
Bluetooth wireless technology is a short-range communications technology intended to replace the cables connecting portable and/or fixed devices while maintaining high levels of security.  The key features of Bluetooth technology are robustness, low power, and low cost.  The Bluetooth specification defines a uniform structure for a wide range of devices to connect and communicate with each other.  Bluetooth technology has achieved global acceptance such that any Bluetooth enabled device, almost anywhere in the world, can connect to other Bluetooth enabled devices in proximity.

·
VoIP is a technology that allows a person to communicate using a broadband Internet connection instead of a regular (or analog) telephone line.  VoIP converts the voice signal into a digital signal that travels over the Internet or other packet-switched networks and then converts it back at the other end so that the caller can speak to anyone with another VoIP connection or a regular (or analog) phone line.

·	DECT is a technology that optimizes audio quality, lowers interference with other wireless devices, and is digitally encrypted for heightened call security.

·	DSP is a technology that delivers acoustic protection and optimal sound quality through noise reduction, echo cancellation, and other algorithms to improve both transmit and receive quality.

Markets

Our products are designed to meet the needs of specific markets and applications such as offices (ranging from enterprise to home offices), contact centers, mobile devices (such as cell phones and smartphones), computer and gaming, residential, and other specialty applications.  These markets and applications are increasingly overlapping as work styles and lifestyles change, and people use devices for multiple applications such as communication, music, and video entertainment.  We serve these markets through our product categories listed below.

Office and Contact Center

The office market comprises our largest revenue stream with a broad range of communications headsets, including high-end, ergonomically designed headsets, audio processors, and telephone systems.  The end-user base consists of enterprise employees as well as small office, home office, and remote workers.  Growth in this market comes from three main factors:

·	the adoption of wireless solutions and the freedom they allow;

·	increasing deployment of UC systems; and

·	a growing awareness of the benefits of using headsets.

The office market represents our largest revenue and profit growth opportunity.  The contact center market is our most mature market, and we expect the long-term outlook to grow slowly.  We expect that contact centers will increasingly adopt VoIP technology to help improve productivity and reduce costs.  We develop headsets specifically tailored to VoIP applications and, as VoIP adoption increases, we believe that we will continue to lead in new product performance.

Mobile

Mobile represents our largest unit volume market and has provided significant growth over the last five years.  Use of headsets with cell phones has grown worldwide, particularly due to continued Bluetooth technology adoption and hands-free legislation for cell phones.  As headsets become more widely used, users are becoming more fashion conscious and style has become as important as functionality and technology.  Our mobile headsets merge technological innovations with style.  We believe this market is likely to grow more slowly in the future than it has in the past as it begins to mature.

Entertainment and Computer Audio

Entertainment and computer audio headsets, whether they are used for interactive on-line gaming or switching between music and phone calls for multi-functional devices, represent an emerging market opportunity for us.

We believe that a number of fundamental factors are likely to increase our customers’ need for PC-compatible headsets in the future, including the convergence of telephony and entertainment, internet multimedia applications such as streaming audio and video, VoIP, gaming, and video conferencing.  As devices providing these users’ needs converge, our headsets need to be PC-compatible, cell phone compatible, MP3 compatible and various combinations of these.  We believe our product roadmaps address the convergence brought about by these needs.

Specialty Products

Our specialty products address the unique needs of various consumer groups, one of which is the increasing number of people suffering from hearing loss worldwide.  Clarity offers a comprehensive range of communications products that serves customers with mild, moderate, and severe hearing loss as well as the deaf community.

FOREIGN OPERATIONS

In fiscal 2008, 2009 and 2010 net revenues outside the U.S. accounted for approximately 38%, 37%, and 38%, respectively, of our total net revenues.  Revenues derived from foreign sales generally are subject to additional risks such as fluctuations in exchange rates, increased tariffs, the imposition of other trade barriers, and potential currency restrictions.  In fiscal 2010, we continued to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We hedged a portion of our positions in the Euro, the Great Britain Pound, and the Mexican Peso, which together constitute the most significant portion of our currency exposure.  The Euro and Great Britain Pound have recently declined in value relative to the U.S. dollar; while our existing hedges cover a certain amount of exposure for our fiscal 2011, further long-term declines in these currencies are likely to have a material adverse impact on our financial results.

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

One of our primary competitors is GN Netcom, a subsidiary of GN Store Nord A/S., a Danish telecommunications conglomerate, who competes with us in the office, contact center, and mobile markets and on a limited scale, in the PC market.  In addition, Motorola, Logitech, and Aliph are significant competitors in the consumer headset market and Sennheiser Communications is a competitor in the computer, office, and contact center markets.  We also believe there may be increased competition from the major cell phone device makers such as Nokia, Motorola, Sony, Samsung, and Apple.

We believe the principal factors to be successful and competitive in each of the markets we serve are:

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

We believe that our products and our strategy enable us to compete based on these factors.

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

During fiscal 2010, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging market trends.  Our goal is to bring the right products to market at the right time and continue to improve our development processes.

Our core research and development focus in fiscal 2011 continues to be on UC which will require incremental investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed and to develop value-added software application for business users.  We will also continue our efforts to improve the efficiency of our development processes through strategic architecting, common platforms, increased use of software tools, and better training.

The success of new product introductions is dependent on a number of factors, including appropriate new product selection, timely completion and introduction of new product designs, cost-effective manufacturing of such products, quality of new products, the acceptance of new technologies, and general market acceptance of new products.  Traditionally, the technology of telephone headsets has evolved slowly, and our product life cycles have historically been relatively long.  The next generation products historically included stylistic changes and quality improvements, but were based on technology similar to our existing products. Our newer emerging technology products, particularly in the mobile and computer markets, are exhibiting shorter life cycles more similar to the consumer electronics market and are consequently more sensitive to market trends and fashion.  In addition, we believe that changes in technology will come at a faster pace so, to avoid product obsolescence, we will continue to monitor technological changes in telephony, as well as users' demands for new technologies.

During fiscal 2008, 2009 and 2010, we incurred approximately $65.7 million, $63.8 million, and $57.8 million, respectively, in research, development, and engineering expenses.  Historically, we have conducted most of our research and development with an in-house staff, with limited use of contractors.  Key locations for our research and development staff are our facilities in the United States (“U.S.”), Mexico, China, and the United Kingdom.  In March 2009, we announced our plans to outsource the production of our Bluetooth products in China.  As a result, our manufacturing facility in Suzhou, China was closed in July 2009, and we are currently in the process of marketing the facility and the related land rights for sale.  Our intention is for Bluetooth research and development, supply chain management as well as sales, marketing and administrative support functions, which are all part of our Asia Pacific hub, to continue to be led from our Suzhou facility until our Suzhou facility is sold, at which time, our employees will be relocated to a new nearby location better suited for their continuing responsibilities.

SALES AND DISTRIBUTION

We maintain a direct sales force worldwide to provide ongoing customer support and service globally.  We use commissioned manufacturers' representatives to assist in selling through the retail channel.

We have a well-established, multi-level worldwide distribution network to support our customers’ needs.  We continue to evaluate our logistics processes, and implement new strategies to further reduce our transportation costs and improve lead-times to customers.  Currently, we have distribution centers located in the following locations:

•	Tijuana, Mexico, which provides logistics services for products destined for customers in the U.S., Canada, Asia Pacific, and Latin America regions;
•	Etten-Leur, Netherlands, which provides logistics services for products shipped to customers in our Europe, Middle East and Africa regions;
•	Suzhou, China, which provides logistics services for products which are shipped within Mainland China;
•	Melbourne, Australia, which provides logistics services for products which are shipped to the retail channel in Australia and New Zealand;
•	Sao Paulo, Brazil, which provides logistics services for products which are shipped to customers within Brazil; and
•	Tokyo, Japan, which provides logistics services for products which are shipped to customers within Japan.

We use third party warehouses in Etten-Leur, Netherlands as well as in Australia, Brazil, and Japan.  We operate all other warehouse facilities.

Our commercial distributors include headset specialists, national wholesalers, and regional wholesalers.  The wholesalers typically offer a wide variety of products from multiple vendors to both resellers and end users.  Our commercial distribution channel generally maintains inventory of our products.  Our distribution of specialty products includes specialized distributors, retail, government programs, audiologists, and other health care professionals.

Our retail channel consists of (1) consumer electronics retailers, consumer products retailers, and office supply distributors; (2) wireless carrier stores; (3) catalog and mail order companies; (4) mass merchants; and (5) warehouse clubs.  Our headsets are sold through retailers who sell headsets to corporate customers, small businesses, and to individuals who use them for a variety of personal and professional purposes.  Revenues from this channel are cyclical with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.  Our retail channel also maintains inventory of our products, and a portion of our domestic retail partners manage inventories on consignment.

We have a broad, diverse group of customers whose businesses are located throughout the world.  Our principal customers are distributors, retailers, carriers, and OEMs.  Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively.  No customer accounted for more than 10% of our consolidated net revenues in fiscal 2008, 2009 or 2010.

Our telephony OEMs and manufacturers of automatic call distributor systems and other telecommunications and computer equipment providers also resell our headsets.  Contact center equipment OEMs do not typically manufacture their own peripheral products and, therefore, distribute our headsets under their own private label or as a Plantronics-branded product.  Wireless carriers do not manufacture headsets but distribute our headsets as a Plantronics-branded product or under their own private label.  Our telephony service provider channel is comprised of telephone service providers that purchase headsets from us for use by their own agents.  Certain service providers also resell headsets to their customers.

Computer OEMs include both manufacturers of computer hardware (including PCs and specialized components and accessories for PCs) and software.  Most computer OEMs do not manufacture headsets but look for manufacturers such as Plantronics to supply headsets that can be used with their products.

We also make direct sales as a General Services Administration (“GSA”) contractor to certain government agencies, including NASA and the FAA.  In addition, certain distributors are authorized resellers under a GSA schedule price list and sell our products to government customers pursuant to that agreement.  These sales did not comprise a significant portion of our net revenues in fiscal 2010.

Our products may also be purchased directly from our website at www.plantronics.com.

BACKLOG

Our backlog of unfilled orders was $31.4 million at March 31, 2010 compared to $23.7 million at March 31, 2009.  We include all purchase orders scheduled for delivery over the next 12 months in backlog.  We have a “book and ship” business model whereby we fulfill the majority of our orders within 48 hours of our receipt of the order.  Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty.  Because of our “book and ship” model, as well as the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

MANUFACTURING AND SOURCES OF MATERIALS

Manufacturing operations consist primarily of assembly and testing which is performed in our manufacturing facilities in Tijuana, Mexico, and we maintain a small assembly operation in California primarily for custom products.  In March 2009, we entered into an agreement with GoerTek, Inc., an existing third party contract manufacturer, to outsource the manufacturing of our Bluetooth products in China which resulted in the discontinuance of manufacturing of our Bluetooth products at the Suzhou, China facility in fiscal 2010.  We also closed a small assembly operation in the United Kingdom in fiscal 2009.  In addition, we outsource the manufacturing of a limited number of our other products to third parties, typically in China and other countries in Asia.  See further discussion on our business risks associated with our manufacturers under the risk titled “We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives which could have an adverse effect on our business” within Item 1A Risk Factors of this 10-K.

We purchase the components for our products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, primarily from suppliers in Asia, Mexico, the U.S., and Europe.  The majority of our components and sub-assemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a certain number of sole-source suppliers.

As a result of our restructuring activities initiated in fiscal 2009 in China, Mexico, and, to a lesser extent, the United Kingdom, we have been able to reduce manufacturing costs as well as costs associated with procurement activities.

We procure materials to meet forecasted customer requirements.  Special products and certain large orders are quoted for delivery after receipt of orders at specific lead times.  We maintain minimum levels of finished goods based on market demand in addition to inventories of raw materials, work in process, and sub-assemblies and components.  In addition, certain vendors maintain inventories on consignment which primarily consist of raw materials and components.  We write-down inventory items determined to be either excess or obsolete to the lower of cost or market value.

ENVIRONMENTAL MATTERS

We have complied with the European Union and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment requirements.  Additionally, we are compliant with the RoHS initiatives in China and Korea.

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process.  We believe that our current manufacturing and other operations comply in all material respects with applicable environmental laws and regulations; however, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create environmental liability with respect to our facilities, operations, or products.

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate.  As of March 31, 2010, we had 497 worldwide patents in force, expiring between 2010 and 2034.

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

We own trademark registrations in the U.S. and a number of other countries with respect to the Plantronics and Clarity trademarks as well as the names of many of our products and product features.  We currently have U.S. and foreign trademark applications pending in connection with certain new products and product features.  We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants.  We may seek copyright protection where we believe it is applicable.  We own a number of domain name registrations and intend to seek more as appropriate.  There can be no assurance that our existing or future copyright registrations, trademarks, trade secrets, or domain names will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us.

EMPLOYEES

On March 31, 2010, we employed approximately 3,200 people worldwide, including approximately 2,200 employees at our manufacturing facility in Tijuana, Mexico.  To our knowledge, no employees are currently covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the executive officers of Plantronics and their ages as of March 31, 2010.

NAME	AGE	POSITION
Ken Kannappan	50	President and Chief Executive Officer
Don Houston	55	Senior Vice President, Sales
Barry Margerum	58	Chief Strategy Officer
Renee Niemi	45	Senior Vice President, Communication Solutions
Mike Perkins	51	Vice President, Product Development & Technology
Barbara Scherer	54	Senior Vice President, Finance & Administration and Chief Financial Officer
Carsten Trads	54	President, Clarity
Philip Vanhoutte	54	Managing Director, Europe, Middle East & Africa
Larry Wuerz	52	Senior Vice President, Worldwide Operations

Mr. Kannappan joined Plantronics in 1995 as Vice President of Sales and was promoted to various positions prior to being named President and Chief Operating Officer in March 1998.  In 1999, he was promoted to Chief Executive Officer and appointed to the Board of Directors.  Prior to joining Plantronics, Mr. Kannappan was Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated, where he was employed from 1985 to 1995.  Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Master of Business Administration from Stanford University.  Mr. Kannappan also serves as Chairman of the Board of Directors at Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry.

Mr. Houston joined Plantronics in 1996 as Vice President of Sales and was promoted to Senior Vice President of Sales in 1998.  From 1995 through 1996, Mr. Houston served as Vice President of Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer, and marketer of multi-media projection products.  From 1985 to 1995, Mr. Houston held a number of positions at Calcomp, Inc., which is engaged in the business of manufacturing computer peripherals for the CAD and graphic market, including Regional Sales Manager and Vice President of Sales, Service and Marketing.  Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation.  Mr. Houston graduated from the University of Arizona with a Bachelor of Science degree in Business/Marketing.

Mr. Margerum joined Plantronics in 1994 as Vice President of Marketing and was promoted in 1996 to President and General Manager of the Computer and Mobile Systems Group.  In 1997, he left Plantronics to become President and CEO of Euphonix, Inc., a public company in the high-end audio equipment space.  In 2000, he re-joined Plantronics and, in 2004, became Vice President of Strategy and Business Development and, in 2008, he was named Chief Strategy Officer.  In October 2009, Mr. Margerum was also named the acting Chief Marketing Officer on an interim basis.  Prior to joining Plantronics, from 1989 to 1994, Mr. Margerum was CEO of Mitem Corporation, a middleware software company.  From 1980 to 1989, he held a variety of marketing and sales positions including Vice President of Marketing for GRiD Systems Corporation, a laptop computer manufacturer.  Mr. Margerum also worked for Apple, Inc. and IBM Corporation.  Mr. Margerum holds a Bachelor of Science in Engineering from Princeton University and a Master of Business Administration from Stanford University.

Ms. Niemi joined Plantronics in 2005 as Vice President and General Manager, Mobile and Entertainment with nearly 20 years experience in the mobile computing and communications industries.  In 2009, she was promoted to Senior Vice President, Communications Solutions.  Prior to joining Plantronics, Ms. Niemi held senior positions with companies such as Visto Corporation, Mobilesys, Inc., Xircom, and NEC Technologies and was most recently at Danger, Inc.  Ms. Niemi graduated from Santa Clara University with a Bachelor of Science degree in Electrical Engineering.  She also earned a certificate in General Management for High Technology from Stanford University’s IEEE Joint Program.

Mr. Perkins joined Plantronics in 2008 as Vice President, Product Development and Technology.  Prior to joining Plantronics, he held various positions during his 25 years at Hewlett-Packard Company (“HP”) including Vice President/General Manager of HP’s Voodoo Business Unit and several Research and Development Vice President roles in HP’s locations in California and Grenoble, France.  He was also Senior Vice President Research and Development at LeapFrog Enterprises from 2002 to 2005.  Mr. Perkins holds Bachelor of Science degrees in Applied Mechanics and in Biomedical Engineering from the University of California at San Diego.

Ms. Scherer joined Plantronics in 1997 as Vice President of Finance & Administration and Chief Financial Officer.  In 1998, Ms. Scherer was promoted to Senior Vice President of Finance & Administration and Chief Financial Officer.  Prior to joining Plantronics, Ms. Scherer held various executive management positions in the data storage industry principally with Micropolis Corporation, did strategic planning with the Boston Consulting Group, and was a member of the corporate finance team at ARCO.  Ms. Scherer has Bachelor degrees in Economics and in Environmental Studies from the University of California, Santa Barbara and received a Master of Business Administration from the Yale School of Organization and Management.  Ms. Scherer is also a Director of Keithley Instruments Inc, a supplier of measurement and testing devices.

Mr. Trads joined Clarity (formerly Walker-Ameriphone) in 2003 as President.  From 1994 until joining Plantronics, Mr. Trads held various positions within GN ReSound, a manufacturer of hearing aids and audiological measurement equipment.  From 1998 to 2003, Mr. Trads served as President of GN ReSounds’ North American operation and, from 1994 until 1998, he served as a Senior Vice President at its headquarters in Copenhagen, Denmark, where he was a member of the executive management committee and the global management group and also led the sales and marketing organization.  From 1991 to 1994, Mr. Trads was Vice President of Sales and Marketing for Dancall Radio A/S, a manufacturer of cell phones and cordless phones.  From 1985 to 1991, he held management positions in the distribution and marketing divisions of Bang and Olufsen Group, a global manufacturer of consumer electronics.  Mr. Trads holds a degree in Business Administration and Management from the Copenhagen Business School in Denmark.

Mr. Vanhoutte joined Plantronics in 2003 as Managing Director of Europe, Middle East, and Africa (“EMEA”).  From 2001 until 2003, he served as Corporate Vice President of Marketing at Sony Ericsson Mobile Communications.  From 2000 to 2001, Mr. Vanhoutte served as Vice President of Strategic Market Development at Ericsson’s Personal Communications Division.  From 1998 until 2000, he served as Senior Vice President of Products, Marketing and Sales at MCI WorldCom’s International Division in London.  From 1994 until 1998, Mr. Vanhoutte held various marketing and general management positions at Dell Computer Corporation including, General Manager for the Business Systems Division in the U.S., Managing Director for Dell Direct in the United Kingdom and Ireland, and Vice President of Products, Marketing & Services for EMEA.  Beginning in 1991, he worked for Nokia Data as Vice President of Marketing, which was merged into Fujitsu-ICL Systems Inc. where he continued as Vice President of Marketing, Personal Systems and Client-Server Division until 1994.  From 1985 until 1991, Mr. Vanhoutte worked in various European marketing and division manager roles with Wang Laboratories.  He started his career at Arthur Andersen’s Benelux Information Consulting Division in 1977 where he specialized in structured programming and office automation.  Mr. Vanhoutte studied Applied Economics and Engineering at the University of Leuven, Belgium.

Mr. Wuerz joined Plantronics in 2007 as Senior Vice President of Worldwide Operations.  Prior to Plantronics, Mr. Wuerz spent 28 years at HP where he held several senior positions.  Most recently, Mr. Wuerz was the Worldwide Vice President of Operations and Supply Chain for the Desktop Personal Computer organization, including consumer, commercial and workstation PCs. Prior to this role, Mr. Wuerz held the same title for HP’s Consumer Desktop Personal Computer organization.  In addition to Mr. Wuerz’s operations roles at HP, he also held senior positions in other functional areas, including Research and Development and Human Resources.  Mr. Wuerz holds a Bachelor of Science in Electrical Engineering from the University of Missouri – Rolla and a Master of Science in Electrical Engineering degree from Stanford University.

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

Our operations and performance depend significantly on worldwide economic conditions.  Uncertainty about current global economic conditions poses a risk as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which have had a material negative effect on demand for our products.  Other factors that influence demand include job loss and creation, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors have had a material adverse effect on demand for our products and on our financial condition and operating results and may continue to have such an effect in the future.

As a result of the worldwide economic conditions described above, revenue in all portions of our business declined in the fourth quarter of fiscal 2009 and in most portions of our business in the first and second quarters of fiscal 2010 in comparison to the comparable periods in the prior years.  In the third and fourth quarters of fiscal 2010, net revenues grew by 9% and 27%, respectively, compared to the same periods in the prior year; however, revenues are still lower than fiscal 2008 levels for these periods and there is no assurance that there will not be another economic slowdown or downturn.  If worldwide economic conditions do not improve or if they weaken below current levels, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which, in turn, could have a material adverse effect on our revenue, profitability and the market price of our stock.

A significant portion of our profits comes from the office and contact center markets.  We experienced a meaningful decline in demand in these markets and a further decline could materially adversely affect our results.  The economic conditions described above have resulted in a severe contraction of business spending which resulted in a drop in revenues of all our OCC products in fiscal 2009 and fiscal 2010 in comparison to fiscal 2008.  In addition, the economic conditions have also resulted in a reduction in the establishment of new contact centers and in capital investments to expand or upgrade existing centers which has negatively affected our business.  We are not able to predict when economic conditions will improve or when an increase in the establishment of new contact centers or an increase in capital investments in contact centers may occur.  Because of our reliance on the contact center market, we have been more affected by changes in the rate of contact center establishment and expansion and the communications products used by contact center agents than would a company serving a broader market.  Any further decrease in the demand for contact centers and related headset products will cause a further decrease in the demand for our products which will materially adversely affect our business, financial condition and results of operations.

Further, fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. Dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the Great Britain Pound (“GBP”).  We hedge a portion of our Euro and GBP forecasted revenue exposure for the future 12 month period.  Although we have employed these hedging techniques to minimize these risks, we can offer no assurance that such strategies will be effective.  Over the past three-month period, the value of the Euro and the GBP against the U.S. Dollar has declined by approximately 10% and 6%, respectively.  If the Euro and GBP continue to fall against the U.S. Dollar or if the current exchange rates continue, our revenues, gross profit and profitability in the future could be negatively affected.  See also our risk titled “We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our revenues, gross profit, and profitability.”

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

•
We incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, incur sales and marketing expenditures, and other operating commitments prior to obtaining firm commitments from our customers.  In the event we acquire too much inventory for certain products, the risk of future inventory write-downs increases.  In the event we have inadequate inventory to meet the demand for particular products, we may miss significant revenue opportunities or incur significant expenses such as air freight, costs for expediting shipments, and other negative variances in our manufacturing processes as we attempt to make up for the shortfall.  When a significant portion of our revenue is derived from new products, forecasting the appropriate volumes of production is even more difficult.

Fluctuations in our operating results may cause volatility in the trading price of our common stock.

The success of our business depends heavily on our ability to effectively market our UC products, and our business could be materially adversely affected if markets do not develop as we expect.

We compete in the business market for the sale of our office and contact center products.  We believe that our greatest long-term opportunity for profit growth is in the office market, and our foremost strategic objective for this segment is to increase headset adoption.  To this end, we are investing in creating new products that are more appealing in functionality and design as well as targeting certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large corporations will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and product growth.  UC is the integration of voice and video-based communications systems enhanced with software applications and IP networks.  It may include the integration of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video and web conferencing, and unified messaging.  UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving the overall business efficiency and providing more effective collaboration among an increasingly distributed workforce.  Despite weak economic conditions, trial deployments of UC solutions and headsets continue to grow, with some evidence that the cost savings and productivity enhancements derived from UC are driving the expansion of existing deployments in both the U.S. and Europe.  We can give no assurance that significant growth in UC will occur; however, we believe that we are well positioned in the UC market.

Our ability to realize our UC plans and to achieve the financial results projected to arise from UC adoption could be adversely affected by the following factors: (i) the risk that, as UC becomes more widely adopted, competitors will offer solutions that will effectively commoditize our headsets which, in turn, will reduce the sales prices for our headsets; (ii) our plans are dependent upon adoption of our UC solution by major platform providers such as Avaya, Inc., Cisco Systems, Inc., IBM, and Microsoft Corporation, and we have a limited ability to influence such providers with respect to the functionality of their platforms, their rate of deployment, and their willingness to integrate their platforms with our solutions; (iii) the development of UC solutions is technically complex and this may delay or obstruct our ability to introduce solutions to the market on a timely basis and that are cost effective, feature rich, stable and attractive to our customers; (iv) our development of UC solutions is dependent on our ability to design, develop and manufacture complex electronic systems comprised of hardware, firmware and software that must work in a wide variety of environments and multiple variations; (v) as UC becomes more widely adopted we anticipate that competition for market share will increase, and some competitors may have superior technical and economic resources; (vi) UC solutions may not be adopted with the breadth and speed in the marketplace that we currently anticipate; and (vii) UC may evolve rapidly and unpredictably and our ability to adapt to those changes and future requirements  may impact our profitability in this market and our overall margins.

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

Some of our products utilize long-lead time parts which are available from a limited set of vendors.  The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has historically contributed to significant inventory write-downs, particularly in inventory for consumer products.  For OCC products, long life-cycles periodically necessitate last-time buys of raw materials which may be used over the course of several years.  We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements.  We write down to net realizable value the excess and obsolete inventory.  We evaluate the future realizable value of inventories and impact on gross margins, taking into consideration product life cycles, technological and product changes, demand visibility and other market conditions.  We believe our current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of our inventory.

In view of the uncertainties inherent in the recovery from the global recession, it is particularly difficult to make accurate forecasts in this business environment.  Significant unanticipated fluctuations in supply or demand and the global trend towards consignment of products could cause the following operating problems, among others:

•
If forecasted demand does not develop, we could have excess inventory and excess capacity.  Over-forecast of demand could result in higher inventories of finished products, components, and sub-assemblies.  In addition, because our retail customers have pronounced seasonality, we must build inventory well in advance of the December quarter in order to stock up for the anticipated future demand.  If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and sub-assemblies.  Excess manufacturing capacity could lead to higher production costs and lower margins.

•
If demand increases beyond that forecasted, we may have to rapidly increase production.  We currently depend on suppliers to provide additional volumes of components and sub-assemblies, and we are experiencing greater dependence on single source suppliers; therefore, we might not be able to increase production rapidly enough to meet unexpected demand.  There could be short-term losses of sales while we are trying to increase production.  In addition, we may incur increased costs for expediting products.

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

Any of the foregoing problems could materially and adversely affect our business, financial condition, and results of operations.

Our consumer business may have an adverse effect on our financial condition.

Our consumer business, which primarily consists of Bluetooth headsets and computer and gaming headsets, is highly competitive.  The risks faced in connection with this include the following:

•	competition may increase more than we expect and result in product pricing pressures;

•	our ability to meet the market windows for consumer products;

•	difficulties retaining or obtaining shelf space for consumer products in our sales channel;

•	difficulties in achieving a sufficient gross margin and uncertainties in the demand for Bluetooth headsets and computer and gaming headsets; and

•
the global economic weakness has lessened the amount spent generally by consumers decreasing the demand for consumer products in fiscal 2009 and fiscal 2010 from fiscal 2008 levels; however, demand started to increase in the third and fourth quarters of fiscal 2010.

We have strong competitors and expect to face additional competition in the future.  If we are unable to compete effectively, our results of operations may be adversely affected.

All of our markets are intensely competitive.  We could experience a decline in average selling prices, competition on sales terms and conditions, or continual performance, technical and feature enhancements from our competitors in the retail market.  Also, aggressive industry pricing practices have resulted in downward pressure on margins from both our primary competitors as well as from less established brands.

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

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, GN’s Jabra brand, Aliph’s Jawbone brand, Samsung, and Sony Ericsson among many others.  Many of these competitors have substantially greater resources than we have, and each of them has established market positions in this business.  In the office and contact center market, the largest competitors are GN and Sennheiser Communications.  For the entertainment and computer audio market, our primary competitors are Logitech and Sennheiser.  Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products, including products that are modeled on or are direct copies of our products.  These new competitors are offering very low cost products which results in pricing pressure in the market.  If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

If we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be harmed.   If we do not otherwise compete effectively, demand for our products could decline, our revenues and gross margins could decrease, we could lose market share, and our earnings could decline.

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

In the fourth quarter of fiscal 2009, we announced our plan to outsource the manufacturing of all of our Bluetooth headsets to GoerTek, Inc., which is an existing supplier located in Weifang, China.  As a result, we stopped our manufacturing operations in our Suzhou, China facility during the second quarter of fiscal 2010.  Currently, substantially all of our Bluetooth products are manufactured by GoerTek; therefore, the manufacturing of these products is heavily dependent upon GoerTek’s ability to deliver the quantities of products that we demand in a timely manner and to meet our quality standards.  In the event that GoerTek is unable to meet our demand, delivery or price requirements, our Bluetooth business could be severely and materially affected as it may be difficult to ramp-up a new manufacturer on a timely and cost effective basis.

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

Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of raw materials, components, sub-assemblies, and products from our suppliers.  We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products.  We also have certain of our products manufactured for us by third party suppliers.  The cost, quality, and availability of such goods are essential to the successful production and sale of our products.  Obtaining raw materials, components, sub-assemblies, and finished products entails various risks, including the following:

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

•
We obtain certain raw materials, sub-assemblies, components and products from single suppliers, including substantially all of our Bluetooth products from GoerTek, Inc.  Alternate sources for these items may not be readily available.  Any failure of our suppliers to remain in business, to provide us with the quantity of components or products that we need or to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the components or products we need could materially adversely affect our business, financial condition and results of operations.

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

•
Because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, sub-assemblies, components, and products.  Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs.  In particular, many consumer product orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure in the future to match the timing of purchases of raw materials, sub-assemblies, components and products to demand could increase our inventories and/or decrease our revenues and could materially adversely affect our business, financial condition and results of operations.

•
Most of our suppliers are not obligated to continue to provide us with raw materials, components, and sub-assemblies.  Rather, we buy most of our raw materials, components and subassemblies on a purchase order basis.  If our suppliers experience increased demand or shortages, it could affect deliveries to us.  In turn, this would affect our ability to manufacture and sell products that are dependent on those raw materials, components, and subassemblies.  Any such shortages would materially adversely affect our business, financial condition, and results of operations.

Our business will be materially adversely affected if we are not able to develop, manufacture, and market new products in response to changing customer requirements and new technologies.

The market for our products is characterized by rapidly changing technology, evolving industry standards, short product life cycles and frequent new product introductions.  As a result, we must continually introduce new products and technologies and enhance existing products in order to remain competitive.

The technology used in our products is evolving more rapidly now than it has historically, and we anticipate that this trend may accelerate.  Historically, the technology used in lightweight communications headsets has evolved slowly.  New products have primarily offered stylistic changes and quality improvements rather than significant new technologies.  Our increasing reliance and focus on the UC market has resulted in a growing portion of our products that integrate significant new technology.  In addition, our increasing participation in the consumer market requires us to adopt new technology and, thus, our consumer products experience shorter lifecycles.  We believe this is particularly true for our newer emerging technology products especially in the mobile, computer, residential and certain parts of the office markets.  In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality, while currently our focus is limited to audio products.

In the past, we have experienced a trend away from corded headsets to cordless products.  In general, our corded headsets have had higher gross margins than our cordless products, but the margin on cordless headsets is trending higher.  In addition, office phones will begin to incorporate Bluetooth functionality which would open the market to consumer Bluetooth headsets and reduce the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wireless headset systems, resulting in lost revenue and lower margins.  Should we not be able to maintain the higher margins on our cordless products that we recently achieved, our revenue and profits will decrease.

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

We sell our products through various channels of distribution that can be volatile, and failure to establish and maintain successful relationships with our channel partners could materially adversely affect our business, financial condition, or results of operations.  In addition, we have experienced the bankruptcy of certain customers and further bankruptcies or financial difficulties of our customers may occur.

We sell substantially all of our products through distributors, retailers, OEMs, and telephony service providers.  Our existing relationships with these parties are not exclusive and can be terminated by either party without cause.  These customers also sell or may sell products offered by our competitors.  To the extent that our competitors offer these customers more favorable terms or more compelling products, such customers may decline to carry, de-emphasize, or discontinue carrying our products.  In the future, we may not be able to retain or attract a sufficient number of qualified distributors, retailers, OEMs, and telephony service providers.  Further, such customers may not recommend or may stop recommending our products.  In the future, our OEMs or potential OEMs may elect to manufacture their own products that are similar to those we currently sell to them.  The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition, or results of operations.  Finally, as a result of the global recession we have experienced the bankruptcy of certain customers, and it is not possible to predict whether additional bankruptcies of our customers may occur.

As a result of the evolution of our consumer business, our customer mix is changing, and certain retailers, OEMs, and wireless carriers are more significant.  This reliance on certain large channel partners could increase the volatility of our revenues and earnings.  In particular, we have several large customers whose order patterns are difficult to predict.  Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time.  If we are unable to anticipate the purchase requirements of these customers, our revenues may be adversely affected, or we may be exposed to large volumes of inventory that cannot be immediately resold to other customers.

We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our revenues, gross profit, and profitability.

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. Dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the Great Britain Pound (“GBP”).  Furthermore, fluctuations in foreign currencies impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with U.S. Dollar prices and to respond to currency-driven competitive pricing actions.  We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability.  Currency exchange rates are difficult to predict, and we may not be able to predict changes in exchange rates in the future.  Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

We hedge a portion of our Euro and GBP forecasted revenue exposure for the future 12 month period.  In addition, in the second quarter of fiscal 2010 we began hedging a portion of our Peso forecasted cost of revenues.  Although we have employed these hedging techniques to minimize these risks, we can offer no assurance that such strategies will be effective.  Over the past three-month period, the value of the Euro and the GBP against the U.S. Dollar has declined by approximately 10% and 6%, respectively.  If the Euro and GBP continue to fall against the U.S. Dollar or if the current exchange rates continue, our revenues, gross profit and profitability in the future could be negatively affected.

We have significant foreign manufacturing operations and rely on third party manufacturers that are inherently risky, and a significant amount of our revenues are generated internationally.

We have a manufacturing facility in Tijuana, Mexico.  We stopped our manufacturing operations at our Suzhou, China facility during the second quarter of fiscal 2010.  We also have suppliers and other vendors throughout Asia, including GoerTek, Inc. located in Weifang, China, which is the primary manufacturer of our Bluetooth products.  We also generate a significant amount of our revenues from foreign customers.  The inherent risks of international operations could materially adversely affect our business, financial condition, and results of operations.

The types of risks faced in connection with international operations and sales include, among others:

•	fluctuations in foreign currency exchange rates;

•	cultural differences in the conduct of business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessionary, volatile or adverse global economic conditions;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions, civil unrest or criminal activities within each country;

•	the management and operation of an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws and regulations; and

•	currency restrictions.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income historically has been generated in jurisdictions outside of the U.S.  Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates.  If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, the applicable tax laws were rescinded or changed, or the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected.  While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful.  In addition, many of these strategies will require a period of time to implement.  Moreover, if U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition, and results of operations could be materially adversely affected.

We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs.

There are multiple initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with the European Union (“EU”) and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”).  In certain jurisdictions, the RoHS legislation was enacted as of July 1, 2006; however, other jurisdictions have delayed implementation.  While we believe that we will have the resources and ability to fully meet the requirements of the RoHS and WEEE directives universally, if unusual occurrences arise or we are wrong in our assessment of what it will take to fully comply, there is a risk that we will not be able to comply with the legislation as passed by the EU member states or other global jurisdictions.  If this were to happen, a material negative effect on our financial results may occur.

We are subject to various federal, state, local, and foreign environmental laws and regulations on a global basis, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process.  Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted in any given country to create environmental liability with respect to our facilities, operations, or products.  To the extent that we incur claims for environmental matters exceeding reserves or insurance for environmental liability, our operating results could be negatively impacted.

Our products are subject to various regulatory requirements, and changes in such regulatory requirements may adversely impact our gross margins as we comply with such changes or reduce our ability to generate revenues if we are unable to comply.

Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them.  For example, certain of our office and contact center products must meet certain standards to work with local phone systems.  Certain of our wireless office and mobile products must work within existing frequency ranges permitted in various jurisdictions.  As regulations and local laws change, we must modify our products to address those changes.  Regulatory restrictions may increase the costs to design, manufacture, and sell our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along.  Compliance with regulatory restrictions may impact the technical quality and capabilities of our products reducing their marketability.  If we do not comply with these regulations, our products might interfere with other devices that properly use the frequency ranges in which our products operate, and we may be responsible for the damages that our products cause.  This could result in our having to alter the performance of our products and make payment of substantial monetary damages or penalties.

We have intellectual property rights that could be infringed on by others, and we may infringe on the intellectual property rights of others.  Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management’s time from our business.

Our success depends in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names.  We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights.  Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers.  The process of seeking intellectual property protection can be lengthy and expensive.  Patents may not be issued in response to our applications, and any patents that may be issued may be invalidated, circumvented, or challenged by others.  If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial.  In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights.  Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the U.S.  If we do not enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition, and results of operations.

Patents, copyrights, trademarks, and trade secrets are owned by individuals or entities that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights.  As we have grown, the intellectual property rights claims against us have increased.  There has also been a general trend of increasing intellectual property assertion against corporations that make and sell products.  Our products and technologies may be subject to certain third-party claims and, regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate, settle, or otherwise resolve.  In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue the manufacture and distribution of products that are found to be in violation of another party’s rights.  We also may have to obtain, or renew on less favorable terms, licenses to manufacture and distribute our products, which may significantly increase our operating expenses.  In addition, many of our agreements with our distributors and resellers require us to indemnify them for certain third-party intellectual property infringement claims.  Discharging our indemnity obligations may involve time-consuming and expensive litigation, result in substantial settlements or damages awards, result in our products being enjoined, and result in the loss of a distribution channel or retail partner.

We are exposed to potential lawsuits alleging defects in our products and/or other claims related to the use of our products.

The sales of our products expose us to the risk of product liability and hearing loss claims.  These claims have in the past been, and are currently being, asserted against us.  None of the previously resolved claims have materially affected our business, financial condition, or results of operations, nor do we believe that any of the pending claims will have such an effect.  Although we maintain product liability insurance, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim.  Therefore, successful product liability or hearing loss claims brought against us could have a material adverse effect upon our business, financial condition, and results of operations.

Our mobile headsets are used with mobile telephones.  There has been continuing public controversy over whether the radio frequency emissions from mobile phones are harmful to users of mobile phones.  We believe that there is no conclusive proof of any health hazard from the use of mobile phones but research in this area is incomplete.  We have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero.  Our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones.  However, if research establishes a health hazard from the use of mobile phones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for mobile phones, which could reduce demand for headset products.  Likewise, should research establish a link between radio frequency emissions and wireless headsets and public concern in this area grows, demand for our wireless headsets could be reduced creating a material adverse effect on our financial results.

There is also continuing and increasing public controversy over the use of mobile phones by operators of motor vehicles.  While we believe that our products enhance driver safety by permitting a motor vehicle operator to generally be able to keep both hands free to operate the vehicle, there is no certainty that this is the case, and we may be subject to claims arising from allegations that use of a mobile phone and headset contributed to a motor vehicle accident.  We maintain product liability insurance and general liability insurance that we believe would cover any such claims.  However, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim.  Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition, and results of operations.

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•	uncertain economic conditions, including the length of the recovery from the domestic and global recession, inflationary pressures, and a potential decline in investor confidence in the market place;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	a deterioration of the current economy could impact our decision to declare future dividends;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	general economic, political, and market conditions, including market volatility; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

War, terrorism, public health issues, natural disasters, or other business interruptions could disrupt supply, delivery, or demand of products, which could negatively affect our operations and performance.

War, terrorism, public health issues, or other business interruptions whether in the U.S. or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, our company, and our suppliers or customers.  Our major business operations are subject to interruption by earthquake, flood, volcanic eruptions or other natural disasters, fire, power shortages, terrorist attacks and other hostile acts, public health issues, flu or similar epidemics, and other events beyond our control.  Our corporate headquarters, information technology, manufacturing, certain research and development activities, and other critical business operations are located near major seismic faults or flood zones.  While we are partially insured for earthquake-related losses or floods, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.

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

Our success depends to a large extent upon the services of a limited number of executive officers and other key employees.  The unanticipated loss of the services of one or more of our executive officers or key employees could have a material adverse effect upon our business, financial condition, and results of operations.

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

We have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis.  In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

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

We have $17.5 million of goodwill and intangible assets recorded on our balance sheet, and we have incurred significant impairment losses over the last two fiscal years recorded in discontinued operations.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, the Company has $17.5 million of goodwill and intangible assets on the consolidated balance sheets related to our continuing operations.  It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets.  If such a charge is necessary, it may have a material adverse affect our financial results.

There remain risks from the sale of Altec Lansing, our discontinued AEG business segment.

Under the terms of the Asset Purchase Agreement, dated October 2, 2009, a First Amendment to the Asset Purchase Agreement, dated November 30, 2009, a Side Letter to the Asset Purchase Agreement, dated January 8, 2010, and a second Side Letter to the Asset Purchase Agreement, dated February 15, 2010 (collectively, the “Purchase Agreement”), we retained certain assets and liabilities of Altec Lansing as of the closing date, December 1, 2009, including accounts receivable, accounts payable and certain other liabilities.  We also retained the use of certain strategic assets, including the right to use the Altec Lansing brand for specific music applications for three years.

Pursuant to the Purchase Agreement, we have agreed to indemnify the Purchaser following the closing of the transaction up to its one year anniversary against specified losses in connection with the AEG business and generally retain responsibility for various legal liabilities that may accrue.  We have also made representations and warranties to the Purchaser about the condition of AEG, including matters relating to intellectual property, employee matters and environmental laws.  Following the closing, if the Purchaser makes an indemnification claim because it has suffered a loss or a third party has commenced an action against the Purchaser, we may incur substantial expenses resolving the Purchaser’s claim or defending the Purchaser and ourselves against the third party action which would harm our operating results.  In addition, our ability to defend ourselves may be impaired because most of our former AEG employees are employees of the Purchaser and our management may have to devote a substantial amount of time to resolving the claim, and, as we are no longer in the AEG business, we may not be able to readily offer products, service and intellectual property in settlement.  In addition, these indemnity claims may divert management attention from our continued business.  It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or the Purchaser and we may expend substantial resources trying to determine which party has responsibility for the claim.

We may be required to record further impairment charges on our investments in auction rate securities.

The uncertainties in the credit markets have affected all of our auction rate securities (“ARS”) holdings, and, as a consequence, these investments are not currently liquid and, we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  In November 2008, we accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for our now $23.3 million par value ARS portfolio, granting us certain rights relating to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 to July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or liquidation.  We expect to sell our ARS under the Rights; however, if we do not exercise the Rights before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy the ARS.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  Although we currently have the ability to hold these ARS investments until a recovery of the auction process, until maturity or until purchased by UBS, if UBS does not purchase the ARS as per their Agreement, the current market conditions deteriorate further or a recovery in market values does not occur, we may incur further other-than-temporary impairment charges resulting in further losses in our statement of operations, which would reduce net income.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California.  Our facilities are located throughout the Americas, Europe, and Asia.  The table below lists the major facilities owned or leased as of March 31, 2010:

Location	Square Footage	Lease/Own	Primary Use

Chattanooga, Tennessee	16,650	Lease	Light Assembly, Sales and Marketing, Engineering, Administration
Hoofddorp, Netherlands	14,788	Lease	Administrative
San Diego, California	13,400	Lease	Industrial and Office Space
Santa Cruz, California	79,253	Own	Light Assembly, Sales and Marketing, Engineering, Administration
Santa Cruz, California	44,183	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	39,892	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	18,250	Lease	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	20,325	Lease	Light Assembly, Sales, Engineering, Administration
Shenzhen, China	23,250	Lease	Engineering, Administration and Design Center
Suzhou, P.R. China 1	145,732	Own	Assembly
Suzhou, P.R.China	64,051	Own	Engineering, Administration and Design Center
Tijuana, Mexico	95,980	Lease	Engineering, Assembly, Administration
Tijuana, Mexico	61,785	Lease	Engineering, Assembly
Tijuana, Mexico	289,589	Lease	Logistic and Distribution Center
Tijuana, Mexico	53,732	Lease	Engineering, Assembly, Design Center
Wootton Basset, UK	21,824	Own	Light Assembly, Sales, Engineering, Administration
Wootton Basset, UK	15,970	Own	Light Assembly, Sales, Engineering, Administration
Wootton Basset, UK	5,445	Lease	Sales and Marketing

We believe that our existing properties are suitable and generally adequate for our current business; however, future growth may require that we obtain additional space.

1
In March 2009, we announced our plans to outsource the production of our Bluetooth products in China.  As a result, in July 2009, we closed our facility in Suzhou, China, and we are currently marketing the facility and the related land rights for sale and have entered into a non-binding letter of intent to sell the facility.  Our intention is for Bluetooth research and development, supply chain management as well as sales, marketing and administrative support functions, which are all part of our Asia Pacific hub, to continue to be led from our Suzhou facility until our Suzhou facility is sold, at which time, our employees will be relocated to a new nearby location better suited for their continuing responsibilities.

ITEM 3.  LEGAL PROCEEDINGS

Six class action lawsuits have been filed against the Company alleging that our Bluetooth headsets may cause noise-induced hearing loss.  Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the U.S. District Court for the Eastern District of Texas.  Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the U.S. District Court, Central District of California.  Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the U.S. District Court, Middle District of Florida.  Ralph Cook vs. Plantronics, Inc. was filed on February 8, 2007 in the U.S. District Court for the Eastern District of Virginia.  Randy Pierce vs. Plantronics, Inc. was filed on January 10, 2007 in the U.S. District Court for the Eastern District of Arkansas.  Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles.  The complaints state that they do not seek damages for personal injury to any individual.  These complaints seek various remedies, including injunctive relief requiring the Company to include certain additional warnings with its Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset.  Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution.  The federal cases have been consolidated for all pre-trial purposes in the U.S. District Court for the Central District of Los Angeles before Judge Fischer.  The California State Court case was dismissed by the plaintiffs.  The parties agreed in principle to settle their claims.  The U.S. District Court for the Central District of Los Angeles signed an order approving the final settlement of the lawsuit entitled In Re Bluetooth Headset Products Liability Litigation brought against Plantronics, Inc., Motorola, Inc. and GN Netcom, Inc. alleging that the three companies failed to adequately warn consumers of the potential for long term noise induced hearing loss if they used Bluetooth headsets.  The companies contested the claims of the lawsuit but settled the lawsuit on a nationwide basis for an amount which we believe is less than the cost of litigating and winning the lawsuit.  On September 25, 2009, the Court signed a judgment in the case resolving all matters except the issue of outstanding attorneys’ fees, which will be split among the three defendants.  On October 22, 2009, the Court issued an order setting the class counsel’s attorneys’ fees and costs and the incentive award at the maximum amounts agreed to by the parties in their settlement.  The objectors to the settlement have filed a notice of appeal, and the appeal is in process. We believe that any loss related to these proceedings would not be material and have adequately reserved for these costs in the consolidated financial statements.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is publicly traded on the NYSE under the symbol “PLT”.  The following table sets forth the low and high sales prices as reported on the NYSE for each period indicated.

	Low	High
Fiscal 2009
First Quarter	$18.89	$25.18
Second Quarter	20.69	26.06
Third Quarter	9.89	22.52
Fourth Quarter	7.84	14.06
Fiscal 2010
First Quarter	$11.40	$18.31
Second Quarter	17.28	28.07
Third Quarter	23.15	27.23
Fourth Quarter	24.45	32.13

As of May 1, 2010, there were approximately 70 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners.  On April 1, 2010, the last trading day of fiscal 2010, the last sale reported on the New York Stock Exchange for Plantronics’ common stock was $31.10 per share.

Cash Dividends

In fiscal 2009 and 2010, we declared quarterly cash dividends of $0.05 per share resulting in total dividends declared of $9.8 million in each year.

On May 4, 2010, the Company announced that the Board of Directors had declared the Company’s twentieth quarterly cash dividend of $0.05 per share of the Company’s common stock, payable on June 10, 2010 to stockholders of record on May 20, 2010.

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance and financial position.

Share Repurchase Programs

On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which the Company may purchase shares in the open market, depending on the market conditions, from time to time.  During fiscal 2008 and 2009, we repurchased 1,000,000 shares of our common stock under this repurchase plan in the open market at a total cost of $18.3 million and an average price of $18.30 per share.

On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009 and 2010, we repurchased 1,000,000 shares of our common stock under this plan in the open market at a total cost of $23.7 million and an average price of $23.66 per share.

On November 27, 2009, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, we repurchased 1,000,000 shares of our common stock under this plan in the open market at a total cost of $26.3 million and an average price of $26.26 per share.

On March 1, 2010, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, we repurchased 24,100 shares of our common stock under this plan in the open market at a total cost of $0.8 million and an average price of $31.31 per share.  As of March 31, 2010, there were 975,900 remaining shares authorized for repurchase.

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of fiscal 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 27, 2009 to January 23, 2010	339,200	$26.05	339,200	417,900
January 24, 2010 to February 27, 2010	370,000	$26.74	370,000	47,900
February 28, 2010 to April 3, 2010	72,000	$29.67	72,000	975,900

See Note 12 of our Notes to Consolidated Financial Statements for more information regarding our stock repurchase programs.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The following selected financial information has been derived from our consolidated financial statements.  The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Fiscal Year Ended March 31,
	2006	1	2007	1,2	2008	1,2,3	2009	1,2,4,5	2010	1,2,4,6
	($ in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues	$629,725		$676,514		$747,935		$674,590		$613,837
Operating profit	$99,851		$84,677		$115,166		$61,461		$97,635
Operating margin	15.9%		12.5%		15.4%		9.1%		15.9%
Income from continuing operations	$102,043		$88,766		$121,020		$57,917		$100,740
Income from continuing operations, net of tax	$75,511		$67,267		$92,012		$45,342		$76,453
Basic earnings per share - continuing operations	$1.60		$1.42		$1.91		$0.93		$1.58
Diluted earnings per share - continuing operations	$1.55		$1.40		$1.87		$0.93		$1.55
Income (loss) on discontinued operations, net of tax	$5,639		$(17,124)		$(23,617)		$(110,241)		$(19,075)
Cash dividends declared per common share	$0.20		$0.20		$0.20		$0.20		$0.20
Shares used in basic per share calculations	47,120		47,361		48,232		48,589		48,504
Shares used in diluted per share calculations	48,788		48,020		49,090		48,947		49,331

BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$76,732		$103,365		$163,091		$218,180		$369,192
Total assets	$612,249		$651,304		$741,393		$633,120		$655,351
Long-term obligations	$1,453		$696		$14,989		$13,698		$13,850
Total stockholders' equity	$435,621		$496,807		$578,620		$525,367		$571,334

OTHER DATA:
Cash provided from operating activities	$78,348		$73,048		$102,900		$99,150		$143,729

1
On December 1, 2009, we completed the sale of Altec Lansing, our AEG segment, and, therefore, its results are no longer included in continuing operations for all periods presented.  Accordingly, we have classified the AEG operating results, including the loss on sale, as discontinued operations in the Consolidated statement of operations for all periods presented.  See Note 4 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

2
We adopted new accounting principles for share-based payments beginning in fiscal 2007; as a result, $16.1 million, $15.0 million, $14.8 million, and $13.7 million in stock-based compensation expense has been included in our income from continuing operations for the years ended March 31, 2007, 2008, 2009 and 2010, respectively.  See Note 12 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

3
In the first quarter of fiscal 2008, we adopted new accounting principles for recognizing and measuring uncertain tax positions; as a result, the liability for uncertain tax provisions not expected to be paid within the next twelve months of $13.5 million was reclassified to long-term income taxes payable.  See Note 15 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

4
During fiscal 2009, we announced several restructuring plans which included reductions in force including the planned closure of our Suzhou, China Bluetooth manufacturing facility in fiscal 2010.  As a result of these activities, $11.0 million in restructuring and other related charges has been included in our consolidated income from continuing operations for the year ended March 31, 2009.  In fiscal 2010, we recorded an additional $1.9 million of Restructuring and other related charges consisting of $0.8 million of severance and benefits and $1.1 million of non-cash charges including $0.7 million for the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of the assets being taken out of service prior to their original service period and $0.4 million of additional loss on Assets held for sale.  In addition, in fiscal 2010, we recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues. See Note 10 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

5
As originally reported in fiscal 2009, potentially dilutive common shares attributable to employee stock plans diluted shares were excluded from the diluted share calculation as they would have been anti-dilutive and would have reduced the net loss per share however, as a result of reporting our AEG segment as discontinued operations, the anti-dilution of these potentially dilutive common shares is now based on income from continuing operations as compared to net income (loss) and are now included in the shares used in diluted per share calculation.

6	Fiscal 2010 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks, and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52 or 53 week year ending on the Saturday closest to March 31st.  Fiscal year 2010 had 53 weeks with the extra week occurring in the fourth quarter of the year and ended on April 3, 2010.  Fiscal year 2009 had 52 weeks and ended on March 28, 2009.  Fiscal year 2008 had 52 weeks and ended on March 29, 2008.  Except as noted, financial results are for continuing operations.  Altec Lansing, our former AEG segment, was sold effective December 1, 2009 and is reported as discontinued operations

OVERVIEW

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

We ship a broad range of products to 70 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and, while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in additional international locations.

On December 1, 2009, we sold Altec Lansing, our AEG business segment.  We have classified the AEG operating results, including the loss on sale of AEG, as discontinued operations for all periods presented.

Consolidated net revenues in fiscal 2010 were $613.8 million, which is a decrease of 9% from fiscal 2009 net revenues of $674.6 million.  The year-over-year decrease was primarily attributable to the continuing effects from the global recession which resulted in decreased demand for our products particularly with our Mobile and Office and Contact Center (“OCC”) products in the first half of fiscal 2010.  Additionally, the first half of fiscal 2009 included a benefit in mobile Bluetooth headsets revenues from demand attributable to hands-free driving legislation being enforced in the states of California and Washington beginning July 1, 2009.  This decline from fiscal 2009 was offset in part by increased revenue from a partial recovery of the global recession in the later part of fiscal 2010, an improved unit mix of revenues from higher price-point products and some benefit from new hands-free driving legislation being enforced in Canada and Europe.  The decrease of $25.3 million in OCC product revenues in fiscal 2010 is due to lower volumes as a result of weaker global economic conditions.

We had income from continuing operations, net of tax, of $76.5 million in fiscal 2010 as compared to $45.3 million in fiscal 2009, an increase of $31.1 million, primarily due to improved margins as a result of outsourcing our Bluetooth product manufacturing in the current year together with other cost reductions which improved our gross margin, and overall reduced operating expenses from restructuring actions taken in the prior year in an effort to reduce our cost structure and adapt to the current economic conditions.

In the Mobile market, particularly for consumer applications, margins are typically lower than for our enterprise applications due to the level of competition and pricing pressures.  Our strategy for improving the profitability of mobile consumer products is to differentiate our products from our competitors and to provide compelling solutions under our brand with regard to features, design, ease of use, and performance.  Also, to further improve Bluetooth profitability, we outsourced manufacturing of our Bluetooth products to an existing supplier in China and, as a result, closed our Suzhou, China manufacturing operations in the second quarter of fiscal 2010.

Unified Communications (“UC”) is widely expected to increase the adoption and use of headsets in enterprise applications.  Headsets enable voice to be delivered naturally in UC systems.  As UC is adopted by enterprises to reduce costs and improve collaboration, headsets are expected to be an important part of the UC system.

Throughout fiscal 2010, we remained focused on our long-term strategy to capitalize on the opportunities in the OCC and Mobile markets and be well-positioned for UC.  While staying focused on our long-term strategy, we also broadly reduced spending in light of the global recession to react to the impact on our market and near-term revenue potential over the course of the year.  Our revenues recently rebounded from the low we experienced in the March 2009 quarter and, as a result, some new initiatives were approved in light of our improved financial position.

Looking forward into fiscal 2011, we are focused on the following key corporate goals to maximize long-term shareholder value:

•
Invest for UC leadership and a high return on investment.  We believe that UC is a key long-term driver of revenue and profit growth.  We will focus on innovative product development, including the use of software as part of our products, growing our sales team, and establishing key strategic partnerships to market UC products.  Our goal is to be the world leader in audio solutions for the UC market.

•
Maintain profitability in consumer Bluetooth products.  In fiscal 2010, we were able to improve Bluetooth profitability and to gain market share.  We also significantly reduced assets employed in the Bluetooth business through the manufacturing outsourcing model and inventory management.  Our goal in fiscal 2011 is to maintain profitability despite the strong competitive environment and optimize assets deployed as a result of opportunities within the Bluetooth market.

•
Earn a return on invested capital in excess of the cost of capital.  As a result of our strategic initiatives we executed in fiscal 2010, we significantly improved asset efficiency.  For example, our capital expenditures decreased by over 70% from fiscal 2009, inventories were reduced by approximately $49.0 million and inventory turns increased to 4.2 as of March 31, 2010 from 3.1 as of March 31, 2009.  In the second half of fiscal 2010, we experienced growth in our revenues over the same periods in the prior year and, in fiscal 2011, we will continue to focus on growing our profits on a leaner asset base.

We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements and therefore, this discussion should be read in conjunction with the financial statements and accompanying notes.

ANNUAL RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the consolidated statements of operations data.  The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.  Except as noted, financial results are for continuing operations.  Altec Lansing, our former AEG segment, was sold effective December 1, 2009.  We have classified the AEG operating results as discontinued operations in the Consolidated statement of operations for all periods presented.

(in thousands)	Fiscal Year Ended March 31,
	2008		2009		2010

Net revenues	$747,935	100.0%	$674,590	100.0%	$613,837	100.0%
Cost of revenues	403,863	54.0%	382,659	56.7%	312,767	51.0%
Gross profit	344,072	46.0%	291,931	43.3%	301,070	49.0%

Operating expense:
Research, development and engineering	65,733	8.8%	63,840	9.5%	57,784	9.4%
Selling, general and administrative	163,173	21.8%	155,678	23.1%	143,784	23.4%
Restructuring and other related charges	-	0.0%	10,952	1.6%	1,867	0.3%
Total operating expenses	228,906	30.6%	230,470	34.2%	203,435	33.1%

Operating income	115,166	15.4%	61,461	9.1%	97,635	15.9%

Interest and other income (expense), net	5,854	0.8%	(3,544)	(0.5)%	3,105	0.5%
Income from continuing operations before income taxes	121,020	16.2%	57,917	8.6%	100,740	16.4%
Income tax expense from continuing operations	29,008	3.9%	12,575	1.9%	24,287	4.0%
Income from continuing operations, net of tax	92,012	12.3%	45,342	6.7%	76,453	12.4%
Discontinued operations:
Loss from operations of discontinued AEG segment (including loss on sale)	(35,783)	(4.8)%	(142,633)	(21.1)%	(30,468)	(5.0)%
Income tax benefit on discontinued operations	(12,166)	(1.6)%	(32,392)	(4.8)%	(11,393)	(1.9)%
Loss on discontinued operations	(23,617)	(3.2)%	(110,241)	(16.3)%	(19,075)	(3.1)%
Net income (loss)	$68,395	9.1%	$(64,899)	(9.6)%	$57,378	9.3%

Net Revenues

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2008	March 31, 2009	Increase (Decrease)		March 31, 2009	March 31, 2010	Increase (Decrease)

Net revenues:
Office and Contact Center	$519,958	$429,669	$(90,289)	(17.4)%	$429,669	$404,397	$(25,272)	(5.9)%
Mobile	171,880	187,419	15,539	9.0%	187,419	149,756	(37,663)	(20.1)%
Gaming and Computer Audio	33,612	34,052	440	1.3%	34,052	39,260	5,208	15.3%
Clarity	22,485	23,450	965	4.3%	23,450	20,424	(3,026)	(12.9)%
Total net revenues	$747,935	$674,590	$(73,345)	(9.8)%	$674,590	$613,837	$(60,753)	(9.0)%

Our consolidated net revenues decreased in fiscal 2010 as compared to fiscal 2009 primarily in our Mobile and OCC product revenues as a result of global economic weakness due to the global recession especially in the first half of fiscal 2010 in comparison to the prior year.  While we experienced foreign exchange fluctuations in our net revenues during the first half of the fiscal year, the overall foreign exchange impact for the entire fiscal year was not material.  Fiscal 2010 contained 53 weeks whereas fiscal 2009 contained 52 weeks, which impacts the comparison between periods.

Our consolidated net revenues decreased in fiscal 2009 as compared to fiscal 2008 primarily due to the impact of global economic weakness due to the global recession.  This decrease was primarily due to lower OCC product revenues driven by a weakened economy offset in part by an increase in sales of Mobile headsets due to an improved product portfolio and demand attributable to hands-free driving laws going into effect in the states of California and Washington in the U.S. in fiscal 2009 and an improved product portfolio.  While we experienced significant foreign exchange fluctuations on our net revenues during the first half of fiscal 2009, the overall foreign exchange impact for the entire fiscal year was not material.

Net revenues may vary due to the timing of the introduction of new products, seasonality, discounts and other incentives and channel mix.  Our OCC products represent our largest source of revenues while our Mobile products represent our largest unit volumes.

Primary fluctuations in the net revenues in fiscal 2010 compared to fiscal 2009 were as follows:

·
Mobile product net revenues decreased by $37.7 million primarily due to lower volumes as a result of the global recession along with the benefit realized in fiscal 2009 from Bluetooth headset revenues attributable to hands-free driving legislation enacted in the states of California and Washington in the U.S. in fiscal 2009.

·	OCC product net revenues decreased by $25.3 million as a result of lower volumes due to continued weakness in the economic conditions as a result of the global recession.
.	Gaming and Computer Audio increased by $5.2 million due to higher sales of UC products and the overall strength of the product portfolio.
.	Clarity decreased by $3.0 million primarily due to lower purchases under state government programs as a result of the impact of the recession on state budgets and lower OEM sales in Europe.

Primary fluctuations in the net revenues in fiscal 2009 compared to fiscal 2008 were as follows:

·	OCC product net revenues decreased by $90.3 million as a result of weak economic conditions.
·
Mobile product net revenues increased by $15.5 million primarily due to increased retail placements as a result of an improved product portfolio as well as demand attributable to hands-free driving legislation enacted in the states of California and Washington in the U.S. in fiscal 2009.

Geographical Information

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2008	March 31, 2009	Increase (Decrease)		March 31, 2009	March 31, 2010	Increase (Decrease)

Net revenues:
United States	$461,662	$424,290	$(37,372)	(8.1)%	$424,290	$378,119	$(46,171)	(10.9)%

Europe, Middle East and Africa	188,429	162,697	(25,732)	(13.7)%	162,697	148,070	(14,627)	(9.0)%
Asia Pacific	49,603	41,846	(7,757)	(15.6)%	41,846	46,494	4,648	11.1%
Americas, excluding United States	48,241	45,757	(2,484)	(5.1)%	45,757	41,154	(4,603)	(10.1)%
Total international net revenues	286,273	250,300	(35,973)	(12.6)%	250,300	235,718	(14,582)	(5.8)%

Total consolidated net revenues	$747,935	$674,590	$(73,345)	(9.8)%	$674,590	$613,837	$(60,753)	(9.0)%

Consolidated U.S. net revenues, as a percentage of total net revenues, decreased by 1% from 63% in fiscal 2009 to 62% in fiscal 2010 mostly due to the Bluetooth product demand attributable to hands-free driving legislation enacted in several states in the U.S. in fiscal 2009.  Accordingly, consolidated international net revenues, as a percentage of total net revenues, increased from 37% in fiscal 2009 to 38% in fiscal 2010.

In comparison to fiscal 2008, fiscal 2009 consolidated U.S. net revenues, as a percentage of total net revenues, increased 1% mostly due to the Bluetooth product demand attributable to hands-free driving legislation enacted in several states in the U.S. in fiscal 2009.  Consolidated international net revenues, as a percentage of total net revenues, decreased from 38% in fiscal 2008 to 37% in fiscal 2009.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, including material and direct labor, our operations management team and indirect labor such as supervisors and warehouse workers, freight expense, warranty expense, depreciation, royalties, reserves for excess and obsolete inventory, and an allocation of overhead expenses, including facilities and IT costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2008	March 31, 2009	Increase (Decrease)		March 31, 2009	March 31, 2010	Increase (Decrease)

Net revenues	$747,935	$674,590	$(73,345)	(9.8)%	$674,590	$613,837	$(60,753)	(9.0)%
Cost of revenues	403,863	382,659	(21,204)	(5.3)%	382,659	312,767	(69,892)	(18.3)%
Consolidated gross profit	$344,072	$291,931	$(52,141)	(15.2)%	$291,931	$301,070	$9,139	3.1%
Consolidated gross profit %	46.0%	43.3%	(2.7)	ppt.	43.3%	49.0%	5.7	ppt.

The increase in gross profit in fiscal 2010 compared to fiscal 2009 was due to improved margins.  As a percentage of net revenues, gross profit increased 5.7 percentage points primarily due to the following:

·	a 2.2 percentage point benefit from lower requirements for excess and obsolete inventory and warranty provisions;
·	a 1.9 percentage point benefit from improved product margins on Bluetooth and OCC headsets mostly due to cost reductions;
·	a 1.2 percentage point benefit mostly due to a higher proportion of commercial products in our overall revenue mix as commercial products generally carry higher margins than consumer products;
·
a 0.8 percentage point benefit from lower freight costs mostly due to fewer material receipts as a result of improved inventory management and reduced shipping charges as we experienced fuel surcharges in the prior year; and

·	a 0.4 percentage point benefit from lower manufacturing costs mostly due to cost reductions.

These increases in gross profit were partially offset by a 0.8 percentage point detriment from accelerated depreciation expense related to the closure of our Suzhou, China manufacturing facility in July 2009.

The decrease in gross profit in fiscal 2009 compared to fiscal 2008 was primarily due to lower net revenues.  As a percentage of net revenues, gross profit decreased 2.7 percentage points primarily due to the following:

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

Product mix has a significant impact on gross profit as there can be significant variances between our higher and our lower margin products; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not properly anticipate changes in demand, we have in the past, and may in the future, incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  While we are focused on actions to improve our gross profit through supply chain management, improvements in product launches, outsourcing manufacturing of our Bluetooth products in China which includes the closure of our manufacturing operations in Suzhou, China, various other restructuring actions to decrease our operating expenses and overall cost structure, and improving the effectiveness of our marketing programs, there can be no assurance that these actions will be successful.  Gross profit may also vary based on return rates, the amount of product sold for which royalties are required to be paid, the rate at which royalties are calculated, and other factors.

Research, Development and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, depreciation, expensed materials, and an allocation of overhead expenses, including facilities, human resources, and IT costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2008	March 31, 2009	Increase (Decrease)		March 31, 2009	March 31, 2010	Increase (Decrease)

Research, development and engineering	$65,733	$63,840	$(1,893)	(2.9)%	$63,840	$57,784	$(6,056)	(9.5)%
% of total consolidated net revenues	8.8%	9.5%	0.7	ppt.	9.5%	9.4%	(0.1)	ppt.

In fiscal 2010, compared to fiscal 2009, consolidated research, development, and engineering expenses decreased in absolute dollars and as a percentage of net revenues as a result of cost reduction efforts.  The decrease in absolute dollars was primarily due to lower compensation costs of $2.7 million as a result of reductions in our workforce and $1.7 million of lower research and development project expenses as a result of efficiency improvements, including the benefit of lower project material and equipment expenses from outsourcing our Bluetooth headset manufacturing.

Projects that the research, development, and engineering departments focused on during fiscal 2010 were:

·	UC products;
·	the design and development of wireless office system products;
·	Bluetooth products and technology; and
·	developing common architectures across multiple products and increasing the use of common components across product lines.

In fiscal 2009, compared to fiscal 2008, consolidated research, development, and engineering expenses decreased primarily due to lower project spending.

We anticipate that our consolidated research, development, and engineering expenses in fiscal 2011 will increase slightly in comparison to fiscal 2010 as we continue to invest in UC development.

Selling, General and Administrative

Selling, general, and administrative expense consists primarily of compensation costs, marketing costs, professional service fees, travel expenses, litigation costs, bad debt expense, and allocations of overhead expenses, including facilities, human resources and IT costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2008	March 31, 2009	Increase (Decrease)		March 31, 2009	March 31, 2010	Increase (Decrease)

Selling, general and administrative	$163,173	$155,678	$(7,495)	(4.6)%	$155,678	$143,784	$(11,894)	(7.6)%
% of total consolidated net revenues	21.8%	23.1%	1.3	ppt.	23.1%	23.4%	0.3	ppt.

In fiscal 2010, compared to fiscal 2009, consolidated selling, general, and administrative expenses decreased primarily due to the following:

·	a decrease in marketing and sales promotions of $6.2 million due to lower advertising, public relations, trade show, and market research expenses as a result of cost reduction efforts;
·	a decrease in professional service fees of $4.4 million mostly due to lower external sales representative fees as a result of lower revenues, consulting costs, and recruiting costs;
·
a decrease of $1.8 million for provisions on doubtful accounts receivable due to higher expenses in fiscal 2009 as we experienced unexpected customer bankruptcies as a result of the global recession; and

·	a decrease of $1.8 million in travel and entertainment related expenses as a result of cost reduction efforts.

These decreases were offset in part by an increase of $1.4 million in legal fees mostly as a result of litigation activity related to cases where Plantronics is the plaintiff.

In fiscal 2009, compared to fiscal 2008, consolidated selling, general, and administrative expenses decreased primarily due to the following:

·	decreased marketing and sales promotions of $6.2 million as a result of cost reduction efforts in the second half of fiscal 2009;
·	decreased expenses of $3.9 million mostly due to lower performance-based compensation costs; and
·	a decrease of $2.0 million in travel and entertainment related expenses due to global cost reductions as a result of the weakened economy.

These decreases were offset in part by the following:

·	an increase of $1.6 million in depreciation expenses mostly due to additional IT capital related investments during the year; and
·	an increase of $1.9 million for provisions on doubtful accounts receivable primarily due to the bankruptcy of a significant international distributor.

We anticipate that our consolidated selling, general and administrative expenses in fiscal 2011 will increase slightly in comparison to fiscal 2010.

Restructuring and Other Related Charges
	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2008	March 31, 2009	Increase (Decrease)		March 31, 2009	March 31, 2010	Increase (Decrease)

Restructuring and other related charges	$-	$10,952	$10,952	100.0%	$10,952	$1,867	$(9,085)	(83.0)%
% of total consolidated net revenues	0.0%	1.6%	1.6	ppt.	1.6%	0.3%	(1.3)	ppt.

Q3 Fiscal 2009 Restructuring Action

In the third quarter of fiscal 2009, we had a reduction in force in our operations in China as part of the strategic initiative designed to reduce costs.  A total of 609 employees were notified of their termination, all of whom had been terminated as of December 31, 2009.  On January 14, 2009, we announced additional reductions in force related to this restructuring plan which included an additional 197 employees located in our Tijuana, Mexico, U.S., and other global locations who were notified of their termination.  An additional three employees were notified of their termination in the first quarter of fiscal 2010.  A total of 809 employees, primarily in operations positions but also including other functions, were notified of their termination under this restructuring action, all of whom had been terminated as of September 30, 2009.

In fiscal 2009, we recorded $8.0 million of Restructuring and other related charges for these activities which primarily consisted of $7.3 million in severance and benefits and $0.6 million for the write-off of leasehold improvements due to consolidation of facilities.  All costs have been incurred and paid as of March 31, 2010.  We experienced cost savings as a result of the restructuring plan, including the actions announced in January 2009, of approximately $16.3 million in fiscal 2010 consisting of employee related costs in all functions and reduced facility and related costs in operations due to consolidation of facilities and expect the savings to be consistent in fiscal 2011.

Q4 Fiscal 2009 Restructuring Action

At the end of the fourth quarter of fiscal 2009, we announced a plan to close our manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products in China.  In July 2009, we closed the manufacturing facility.  A total of 656 employees, primarily in operations positions but also other functions, were notified of their termination, of which 623 employees have been terminated as of March 31, 2010.  The remaining employees are expected to terminate throughout fiscal 2011.

In fiscal 2009, we recorded $3.0 million of Restructuring and other related charges related to this action, primarily consisting of severance and benefits which were paid in fiscal 2010.  In fiscal 2010, we recorded an additional $1.9 million of Restructuring and other related charges consisting of $0.8 million of severance and benefits and $1.1 million of non-cash charges including $0.7 million for the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of the assets being taken out of service prior to their original service period and $0.4 million of additional loss on Assets held for sale.  In addition, in fiscal 2010, we recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues.  To date, we have recorded a total of $10.1 million of costs related to this action:  $4.9 million in Restructuring and related charges which include $3.8 million of severance and benefits, $0.7 million of accelerated depreciation charges and $0.4 million loss on Assets held for sale, and $5.2 million in Cost of revenues for accelerated depreciation.  Substantially all the costs related to this action have been recorded as of March 31, 2010 and the remaining payments will be made throughout fiscal 2011.

We experienced cost savings as a result of the restructuring plan of approximately $14.3 million in fiscal 2010.  These cost savings consisted primarily of fixed operations costs of $5.5 million, product margin improvements due to outsourcing of $5.8 million, and research and development expenses of $3.0 million.  For fiscal 2011, we currently expect cost savings of approximately $18.5 million which consists of fixed operations costs of $9.0 million, product margin improvements due to outsourcing of $7.5 million, and operating expenses of $2.0 million.

Operating Income

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2008	March 31, 2009	Increase (Decrease)		March 31, 2009	March 31, 2010	Increase (Decrease)

Operating income	$115,166	$61,461	$(53,705)	(46.6)%	$61,461	$97,635	$36,174	58.9%
% of total consolidated net revenues	15.4%	9.1%	(6.3)	ppt.	9.1%	15.9%	6.8	ppt.

In fiscal 2010, we had an operating income of $97.6 million compared to $61.5 million in fiscal 2009 due to higher margins on lower revenues as a result of our fiscal 2009 restructuring actions in which we reduced our worldwide workforce and outsourced our Bluetooth manufacturing in China along with lower costs as a result of cost savings programs.

In fiscal 2009, we had operating income of $61.5 million as compared to operating income of $115.2 million in fiscal 2008 due to lower net revenues and increased restructuring and other related charges during fiscal 2009 offset in part by a reduction in normal operating expenses as a result of cost savings programs.

Operating margins may vary based on product mix shifts, product life cycles, and seasonality.  We believe our operating income will increase in 2011 due to continued improvement in the global economy along with further cost savings from the Q4 Fiscal 2009 Restructuring Action and cost containment measures.

Interest and Other Income (Expense), Net

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2008	March 31, 2009	Increase (Decrease)		March 31, 2009	March 31, 2010	Increase (Decrease)

Interest and other income (expense), net	$5,854	$(3,544)	$(9,398)	(160.5)%	$(3,544)	$3,105	$6,649	(187.6)%
% of total net revenues	0.8%	(0.5)%	(1.3)	ppt.	(0.5)%	0.5%	1.0	ppt.

In comparison to fiscal 2009, interest and other income (expense), net in fiscal 2010 increased primarily due to foreign exchange gains in fiscal 2010 as compared to foreign currency losses in the prior year as a result of the strength of the U.S. Dollar, a stimulus grant received from the Mexican government and reimbursement from Altec Lansing for routine expenses incurred on their behalf under the Transition Service Agreement entered into in conjunction with the sale of the AEG business in December 2009.  These increases were offset in part by lower interest income as a result of declining interest rates despite higher average cash and investment balances in fiscal 2010.

We had net interest and other expense in fiscal 2009 as compared to net interest and other income in fiscal 2008 due to higher foreign currency losses and lower interest income as a result of lower interest rates despite higher cash, cash equivalents, and short-term investments.

Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2008	March 31, 2009	Increase (Decrease)		March 31, 2009	March 31, 2010	Increase (Decrease)

Income from continuing operations before income taxes	$121,020	$57,917	$(63,103)	(52.1)%	$57,917	$100,740	$42,823	73.9%
Income tax expense from continuing operations	29,008	12,575	(16,433)	(56.6)%	12,575	24,287	11,712	93.1%
Income from continuing operations, net of tax	$92,012	$45,342	$(46,670)	(50.7)%	$45,342	$76,453	$31,111	68.6%

Effective tax rate	24.0%	21.7%	(2.3)	ppt.	21.7%	24.1%	2.4	ppt.

In comparison to fiscal 2009, the increase in the effective tax rate for fiscal 2010 was primarily due to the incremental benefit associated with the release of a higher amount of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions in fiscal 2009 and reduced federal tax credits in fiscal 2010 as the research tax credit was available for only nine months compared to fifteen months in fiscal 2009 due to the reinstatement of the credit in October 2008 retroactively to January 1, 2008.

In comparison to fiscal 2008, the decrease in the effective tax rate for fiscal 2009 is primarily due to the incremental benefit associated with the release of a higher amount of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions in fiscal 2009 and the reinstatement of the research tax credit retroactively to January 1, 2008 in fiscal 2009 providing fifteen months credit compared to only nine months in fiscal 2008.

Our effective tax rate for fiscal years 2008, 2009 and 2010 differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally or a change in estimate of future taxable income which could result in a valuation allowance being required.

As of March 31, 2010, we had $11.2 million of unrecognized tax benefits compared to $11.1 million as of March 31, 2009 and $12.4 million as of March 31, 2008.  The unrecognized tax benefits as of the end of fiscal 2010 would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense.  As of March 31, 2010, we had approximately $1.7 million of accrued interest related to uncertain tax positions, compared to $1.6 million as of March 31, 2009 and $1.7 million as of March 31, 2008.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits may be reduced as a result of the lapse of the applicable statutes of limitations in federal, state, and foreign jurisdictions within the next twelve months.  Currently, we cannot reasonably estimate the amount of reductions, if any, during the next twelve months.  Any such reduction could be impacted by other changes in unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions.  We are no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2007 and state income tax examinations prior to 2006.  We are under examination by the California Franchise Tax Board for our 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2004, except for the United Kingdom and Germany which have been concluded for tax years prior to fiscal 2008.

Discontinued Operations

We entered into an Asset Purchase Agreement (“APA”) on October 2, 2009, as subsequently amended, to sell Altec Lansing, our AEG segment.  The sale was completed effective December 1, 2009.  All of the revenues in the AEG segment were derived from sales of Altec Lansing products.  All operations of AEG have been classified as discontinued operations in the Consolidated statement of operations for all periods presented.

The results from discontinued operations in fiscal 2010 include a loss of $0.6 million on sale of Altec Lansing which is calculated as follows (in thousands):

Proceeds received upon close	$11,075
Escrow payments received to date	2,065
Remaining escrow payments to be received	1,625
Payment to purchaser for adjustment for final value of net assets under APA	(3,956)
Total estimated proceeds	10,809
Book value of net assets sold	(11,057)
Costs incurred upon closing	(363)
Loss on sale of AEG	$(611)

The results from discontinued operations, including the loss on sale of Altec Lansing, for the fiscal years 2008, 2009 and 2010 are as follows:

(in thousands)	Year Ended March 31,
	2008	2009	2010

Net revenues	$108,351	$91,029	$64,916
Cost of revenues	(103,318)	(86,932)	(53,127)
Operating expenses	(37,232)	(28,144)	(16,433)
Impairment of goodwill and long-lived assets	-	(117,464)	(25,194)
Restructuring and other related charges	(3,584)	(1,122)	(19)
Loss on sale of AEG	-	-	(611)
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	(35,783)	(142,633)	(30,468)
Tax benefit from discontinued operations	(12,166)	(32,392)	(11,393)
Loss on discontinued operations, net of tax	$(23,617)	$(110,241)	$(19,075)

FINANCIAL CONDITION

The table below provides selected consolidated cash flow information for the periods indicated:

(in thousands)	March 31, 2008	March 31, 2009	March 31, 2010

Cash provided by operating activities	$102,900	$99,150	$143,729

Cash used for capital expenditures and other assets	$(23,298)	$(23,682)	$(6,262)
Cash provided by (used for) maturities/sales of investments, net	(18,850)	(59,896)	64,760
Cash provided from sale of AEG segment	-	-	9,121
Cash provided by other investing activities	-	406	277
Cash provided by (used for) investing activities	$(42,148)	$(83,172)	$67,896

Cash provided by (used for) financing activities	$5,618	$(14,915)	$(20,982)

Cash Flows from Operating Activities

Cash flows from operating activities in fiscal 2010 were $143.7 million and consisted of our net income of $57.4 million, non-cash charges of $54.3 million and working capital sources of cash of $32.0 million.  Non-cash charges consisted primarily of $25.2 million related to the AEG impairment charge on long-lived assets recorded in discontinued operations, $18.1 million of depreciation and amortization, $14.6 million of stock-based compensation, and non-cash restructuring charges of $6.3 million offset in part by a $12.5 million benefit from deferred income taxes.  Working capital sources of cash consisted primarily of a decrease in inventory of $27.6 million as we continued to improve the management of our inventory levels, income tax refunds received along with decreases in other assets.  Working capital uses of cash consisted primarily of decreases in accounts payable and accrued liabilities from reduced spending during the fiscal year as a result of the sale of Altec Lansing in December 2009.  Inventory turns, which is calculated using Cost of revenues from continuing operations only and consolidated inventory balances, increased to 4.2 as of March 31, 2010 from 3.1 as of March 31, 2009 as a result of our lower inventory balances on higher revenues in the fourth quarter of fiscal 2010 compared to the same period in fiscal 2009.  Accounts receivable remained relatively flat from fiscal 2009 to fiscal 2010; however, Days Sales Outstanding, which is calculated using Net revenues from continuing operations only and consolidated accounts receivable balances, decreased from 59 days as of March 31, 2009 to 49 days as of March 31, 2010 as a result of collections of the accounts receivable related to our AEG business which were retained by us upon the sale of Altec Lansing on December 1, 2009.  We believe most of the outstanding accounts receivables at the time of sale have been collected as of March 31, 2010.

Cash flows from operating activities in fiscal 2009 were $99.2 million and consisted of our net loss of $64.9 million offset by non-cash charges of $147.6 million and working capital sources of cash of $16.4 million.  Non-cash charges consisted primarily of $117.5 million related to the AEG impairment of goodwill and long-lived assets recorded in discontinued operations, $25.8 million of depreciation and amortization, $15.7 million of stock-based compensation, $11.4 million of provisions for excess and obsolete inventory, and $2.7 million of provisions for sales allowances and doubtful accounts offset in part by a $26.9 million benefit from deferred income taxes.  Working capital sources of cash consisted primarily of a decrease in accounts receivable of $50.7 million due to cash collections and lower revenues.  Days Sales Outstanding as of March 31, 2009 was 59 days compared to 64 as of March 31, 2008.  Working capital uses of cash consisted primarily of decreases in accounts payable and accrued liabilities as we reduced our spending during the fiscal year, decreases in gross inventory as we improved management of our inventory levels, and increases in other assets.  Inventory turns decreased slightly to 3.1 as of March 31, 2009 from 3.2 as of March 31, 2008 as a result of our higher inventory balances and lower revenues.

Cash flows from operating activities in fiscal 2008 were $102.9 million and consisted of net income of $68.4 million, non-cash charges of $44.7 million and working capital uses of cash of $10.2 million.  Non-cash charges consisted primarily of $28.5 million of depreciation and amortization, $16.0 million of stock-based compensation, provision for excess and obsolete inventory of $7.8 million and restructuring and other related charges of $1.6 million.  Non-cash charges were partially offset by a $9.3 million non-cash benefit related to deferred income taxes.  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable.  Inventory increased to support higher overall volumes and the transition of manufacturing of consumer headsets to our manufacturing facility in Suzhou, China.  Inventory turns remained relatively flat at 3.1 for fiscal 2007 and 3.2 for fiscal 2008.  Accounts receivable increased due to higher net revenues.  Days Sales Outstanding as of March 31, 2008 was 64 days compared to 59 days as of March 31, 2007.  Working capital sources of cash consisted primarily of increases in accrued liabilities and income taxes payable which fluctuate with the timing of when we make payments.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels and timing of payments.

Cash Flows from Investing Activities

In fiscal 2010, net cash flows provided from investing activities were $67.9 million, consisting primarily of net maturities and sales of short-term investments of $64.0 million and $9.1 million in net proceeds from the sale of Altec Lansing offset in part by capital expenditures of $6.3 million.  Capital expenditures during fiscal 2010 primarily related to tooling and various IT projects.

In fiscal 2009, net cash flows used for investing activities were $83.2 million, consisting primarily of capital expenditures of $23.7 million and net purchases of short-term investments of $59.9 million.  Significant capital expenditures during fiscal 2009 primarily related to $4.3 million in costs to complete construction of the new corporate data center in our Santa Cruz, California headquarters, $3.2 million for the construction of our engineering center in Santa Cruz, California and $2.3 million for various IT projects.

In fiscal 2008, net cash flows used for investing activities were $42.2 million, consisting of capital expenditures of $23.3 million and net purchases of short-term investments of $18.9 million.  Significant capital expenditures during fiscal 2008 primarily related to building improvements at our Santa Cruz, California headquarters, which includes $2.7 million to complete the industrial design wing and $1.2 million for work on the construction of the new corporate data center, along with $2.0 million for various IT projects.

We anticipate our capital expenditures in fiscal 2011 to be in the range of $11.0 million to $13.0 million primarily consisting of IT related expenditures and tooling for new products which represents an increase from fiscal 2010 expenditures but significantly lower than the expenditures in fiscal 2009.  We will continue to evaluate new business opportunities and new markets; as a result, future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Cash Flows from Financing Activities

Net cash flows used for financing activities in fiscal 2010 were $21.0 million and consisted of $49.7 million related to repurchases of common stock and $9.8 million in dividend payments, which were partially offset by $32.6 million in proceeds from the exercise of employee stock options, $3.6 million in proceeds from the sale of treasury stock related to employee stock plan purchases and $2.2 million of excess tax benefits from stock-based compensation.

Net cash flows used for financing activities in fiscal 2009 were $14.9 million and consisted of $17.8 million related to repurchases of common stock and $9.8 million in dividend payments, which were partially offset by $6.9 million in proceeds from the exercise of employee stock options and $5.2 million in proceeds from the sale of treasury stock related to employee stock plan purchases.

Net cash flows provided by financing activities in fiscal 2008 were $5.6 million and consisted of $9.8 million in proceeds from the exercise of employee stock options, $5.3 million in proceeds from the sale of treasury stock related to employee stock plan purchases and $1.8 million of excess tax benefits from stock-based compensation, which was partially offset by dividend payments of $9.7 million and $1.6 million related to the repurchase of common stock.

On May 4, 2010, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on June 10, 2010 to stockholders of record on May 20, 2010.  We expect to continue our quarterly dividend of $0.05 per common share.  The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial condition and financial performance.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been to repurchase stock and for capital expenditures, including tooling for new products and building and leasehold improvements for facilities expansion.  At March 31, 2010, we had working capital of $500.0 million, including $369.2 million of cash, cash equivalents and short-term investments, compared with working capital of $377.6 million, including $218.2 million of cash, cash equivalents and short-term investments at March 31, 2009.  The increase in working capital from March 31, 2009 to March 31, 2010 is a result of our cash generated from operating activities during fiscal 2010 which is mostly a result of our net income of $57.4 million and the reclassification of our ARS portfolio from long-term investments as of March 31, 2009 to short-term investments as of March 31, 2010.  As of March 31, 2010, of our $369.2 million of cash, cash equivalents and short-term investment portfolio, $130.1 million is held in the U.S. while $239.1 million is held internationally and would be subject to U.S. tax if we repatriate back to the U.S.

On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which the Company may purchase shares in the open market, depending on the market conditions, from time to time.  During fiscal 2008 and 2009, we repurchased 1,000,000 shares of our common stock under this repurchase plan in the open market at a total cost of $18.3 million and an average price of $18.30 per share.  On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009 and 2010, we repurchased 1,000,000 shares of our common stock under this plan in the open market at a total cost of $23.7 million and an average price of $23.66 per share.  On November 27, 2009, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, we repurchased 1,000,000 shares of our common stock under this plan in the open market at a total cost of $26.3 million and an average price of $26.26 per share.  On March 1, 2010, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, we repurchased 24,100 shares of our common stock under this plan in the open market at a total cost of $0.8 million and an average price of $31.31 per share.  As of March 31, 2010, there were 975,900 remaining shares authorized for repurchase.

On December 2, 2009, we retired 2.0 million shares of treasury stock which were returned to the status of authorized but unissued shares.  This was a non-cash equity transaction in which the cost of the reacquired shares was recorded as a reduction to both Retained earnings and Treasury stock in the Consolidated balance sheet as of March 31, 2010.

Our cash and cash equivalents as of March 31, 2010 consists of U.S. Treasury or Treasury-Backed funds and bank deposits with third party financial institutions.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or there are other adverse conditions in the financial markets.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits, upon repatriation.

The uncertainties in the credit markets have affected all of our auction rate securities (“ARS”) holdings, and, as a consequence, these investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  In November 2008, we accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for our now $23.3 million par value ARS portfolio, granting us certain rights relating to our ARS (the “Rights”).  Prior to the UBS agreement, we recorded our ARS investments as available-for-sale securities and any unrealized gains or losses were recorded to Accumulated other comprehensive income within Stockholders’ Equity as the intent was to hold the ARS until the market recovered.  In connection with the acceptance of the Agreement, we transferred our ARS from long-term available-for-sale investments to long-term trading securities, reflecting management’s intent to exercise our put option during the period from June 30, 2010 to July 3, 2012 per the Agreement.  At the time of transfer, we recognized a loss on the ARS of approximately $4.0 million in Interest and other income (expense), net.  Upon acceptance of the Rights offer in November 2008, we recognized a gain of $3.9 million on the put option which offset the ARS loss in fiscal 2009.  In fiscal 2010, we recorded an unrealized gain on the ARS of $0.3 million to Interest and other income (expense), net which was offset in part by a $0.2 million unrealized loss recorded on the Rights.

We expect to sell our ARS under the Rights; however, UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  Although we currently have the ability to hold these ARS investments until a recovery of the auction process, until maturity or until purchased by UBS, if UBS does not purchase the ARS as per their Agreement, the current market conditions deteriorate further or a recovery in market values does not occur, we may incur further other-than-temporary impairment charges resulting in further losses in our statement of operations, which would reduce net income.  Also, the valuation of our investment portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.  If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may incur further other-than-temporary impairment charges resulting in unrealized losses in our Consolidated statement of operations which would reduce net income.  We continue to monitor the market for ARS transactions and consider the impact, if any, on the fair value of our investments.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  We are currently limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

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

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great Britain Pound with put and call option contracts used as collars.  We also started hedging a portion of the forecasted expenditures in Mexican Peso with a cross-currency swap in the second quarter of fiscal 2010.  At each reporting period, we record the net fair value of our unrealized option contracts on the Consolidated balance sheet with related unrealized gains and losses as a component of Accumulated other comprehensive income, a separate element of Stockholders’ equity.  Gains and losses associated with realized option contracts and swap contracts are recorded within Net revenues and Cost of revenues, respectively.

Our liquidity, capital resources, and results of operations in any period could be affected by the exercise of outstanding stock options, restricted stock grants to employees, and the issuance of common stock under our employee stock purchase plan.  Further, the resulting increase in the number of outstanding shares could affect our per share earnings; however, we cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised at all.

We believe that our current cash and cash equivalents and cash provided by operations will be sufficient to fund operations for at least the next twelve months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Certain Forward-Looking Information” and “Risk Factors” in this Annual Report on Form 10-K for factors that could affect our estimates for future financial needs and sources of working capital.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations that we were reasonably likely to incur as of March 31, 2010 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$12,575	$4,598	$4,496	$2,794	$687
Unconditional purchase obligations	50,221	50,221	-	-	-
Total contractual cash obligations	$62,796	$54,819	$4,496	$2,794	$687

The reduction in our operating lease obligation beyond one year is primarily due to the expiration of a facility lease in our Mexico operations which we expect to renew upon expiration.

As of March 31, 2010, the unrecognized tax benefits and related interest under the Income Tax Topic of the FASB ASC were $11.2 million and $1.7 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, Long-term income taxes payable in our Consolidated balance sheet includes $12.9 million of these unrecognized benefits payable which has been excluded from the table above.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon Plantronics’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we base estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  Actual results may differ from those estimates under different assumptions or conditions.

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

We assess collectibility based on a customer’s credit quality as well as subjective factors and trends including historical experience, the age of any existing accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  We defer revenue but recognize related cost of revenues if collectibility cannot be reasonably assured.  We recognize revenue net of estimated product returns and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs.

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

Cooperative advertising and marketing development funds are accounted for in accordance with the Revenue Recognition Topic of the FASB ASC.  Under these guidelines, we accrue for these funds as marketing expense if we receive a separately identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, the amount is recorded as a reduction to revenues.

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

Investments

The goals of our investment policy, in order of priority, are preservation of capital, maintenance of liquidity, diversification, and maximization of after-tax investment income.  Investments are limited to investment grade securities with limitations by policy on the percent of the total portfolio invested in any one issue.  All of our investments are held in our name at a limited number of major financial institutions.  Cash equivalents have a remaining maturity of three months or less at the date of purchase; short-term securities have a remaining maturity of greater than three months at the date of purchase; and long-term investments have maturities greater than one year or we do not currently have the ability to liquidate the investment.  As a result of the uncertainties in the credit markets and the UBS Bank right offer, as of March 31, 2009, the Company had classified all of its ARS investments as long-term since these investments were not currently liquid, and the Company would not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  As of March 31, 2010, our ARS portfolio is classified as short-term trading securities due to management’s intent to exercise our put option with UBS and our expectation that the ARS will be sold within twelve months with any unrealized losses recorded to Interest and other income (expense), net.

Investments are carried at fair value based upon quoted market prices at the end of the reporting period where available.  Our ARS investments are carried at fair value based on a discounted cash flow model.  As of March 31, 2010, all investments, except our ARS portfolio, are classified as available-for-sale with unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income in Stockholders’ equity.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in Interest and other income (expense), net.

Impairment on investments is determined pursuant to the Investments - Debt and Equity Securities Topic of the FASB ASC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”.  A temporary impairment charge results in an unrealized loss being recorded as a separate component of Accumulated other comprehensive income in Stockholders’ equity.  Such an unrealized loss does not affect net income (loss) for the applicable accounting period.  An other-than-temporary impairment charge is recorded as a realized loss in Interest and other income (expense), net in the Consolidated statement of operations and reduces net income for the applicable accounting period.  The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Plantronics to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We regularly perform credit evaluations of our customers’ financial conditions and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  The allowance for doubtful accounts is reviewed quarterly and adjusted if necessary based on management’s assessment of a customer’s ability to pay.  If the financial condition of customers should deteriorate, additional allowances may be required which could have an adverse impact on operating expenses.

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

Our products utilize long-lead time parts which are available from a limited set of vendors.  The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has historically contributed to significant inventory write-downs, particularly in inventory for consumer products.  For our commercial products, long life-cycles periodically necessitate last-time buys of raw materials which may be used over the course of several years.  We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements.  If we believe that demand no longer allows us to sell our inventory above cost or at all, we write down that inventory to market or write-off the excess and obsolete inventory.  Write-downs are determined by reviewing our demand forecast and by determining what inventory, if any, is not saleable.  Our demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors.  If our demand forecast is greater than actual demand and we fail to reduce our supply chain accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross profit.

At the point of inventory write-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Product Warranty Obligations

We provide for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product.  The contractual terms may vary depending upon the geographic region in which the customer is located, the brand and type of product sold, and other conditions, which affect or limit the customer’s rights to return product under warranty.  Where specific warranty return rights are given to customers, we accrue for the estimated cost of those warranties at the time revenue is recognized.  Generally, warranties start at the delivery date to the customer or end user and continue for one or two years, depending on the type and brand, and the location in which the product was purchased.  Where specific warranty return rights are not given to the customers but where the customers are granted limited rights of return or discounts in lieu of warranty, we record these rights of return or discounts as adjustments to revenue.  In certain circumstances, we may sell product without warranty, and, accordingly, no charge is taken for warranty.  Factors that affect the warranty obligation include sales terms, which obligate us to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures.  We assess the adequacy of the recorded warranty obligation quarterly and make adjustments to the obligation based on actual experience and changes in estimated future return rates.  If our estimates are less than the actual costs of providing warranty related services, we could be required to record additional warranty reserves, which would have a negative impact on our gross profit.

Goodwill and Intangibles

As a result of past acquisitions, we have recorded goodwill and intangible assets on the consolidated balance sheets.  In accordance with current accounting standards, we classify intangible assets into three categories: (1) goodwill; (2) intangible assets with indefinite lives not subject to amortization; and (3) intangible assets with definite lives subject to amortization.

Goodwill and intangible assets with indefinite lives are not amortized.  Management performs a review at least annually, in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist, to determine if the carrying values of goodwill and indefinite lived intangible assets are impaired.  In the third quarter of fiscal 2009, in considering the effects of the then current economic environment, we determined that sufficient indicators existed requiring us to perform an interim impairment review of our then two reporting segments, ACG and AEG.  Further to this, in the second quarter of fiscal 2010, as a result of signing a non-binding letter of intent to sell Altec Lansing, our AEG segment, we determined that this triggered an interim impairment review of AEG.

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level.  Such impairment tests for goodwill include comparing the fair value of a reporting unit with its carrying value, including goodwill.  The estimates of fair values of reporting units are based on the best information available as of the date of the assessment which primarily incorporate management assumptions about expected future cash flows, discount rates, overall market growth and our percentage of that market and growth rates in terminal values, estimated costs and other factors, which utilize historical data, internal estimates, and, in some cases, outside data.  If the carrying value of the reporting unit exceeds our estimate of fair value, goodwill may become impaired, and we may be required to record an impairment charge, which would negatively impact our operating results.

The fair value measurement of purchased intangible assets with indefinite lives involves the estimation of the fair value which is based on our assumptions about expected future cash flows, discount rates, growth rates, estimated costs and other factors which utilize historical data, internal estimates, and, in some cases, outside data.  If the carrying value of the indefinite useful life intangible asset exceeds our estimate of fair value, the asset may become impaired, and we may be required to record an impairment charge which would negatively impact its operating results.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to ten years.  Long-lived assets, including intangible assets, are reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB ASC whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Such conditions may include an economic downturn or a change in the assessment of future operations.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the amount that the carrying value of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

In the third quarter of fiscal 2009, as a result of the impairment indicators that existed, we performed a review of our long-lived assets within the AEG reporting unit to test for impairment in accordance with the accounting standards.  Further to this, in the second quarter of fiscal 2010, as a result of signing a non-binding letter of intent to sell Altec Lansing, our AEG segment, we determined that this triggered an interim impairment review of AEG as it was now “more likely than not” that Altec Lansing would be sold; however, as our Board of Directors had not yet approved the sale of Altec Lansing, the assets did not qualify for “held for sale” accounting under the Property, Plant and Equipment Topic of the FASB ASC.  We test our indefinite lived assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  We used the proposed purchase price of the AEG segment’s net assets per the non-binding letter of intent signed during the quarter as the fair value of the segment’s net assets.  This resulted in a full impairment of the Altec Lansing trademark and trade name; therefore, we recognized a non-cash impairment charge of $18.6 million in the second quarter of fiscal 2010 and recognized a deferred tax benefit of $7.1 million associated with this impairment charge, which is included in discontinued operations for the fiscal year ended March 31, 2010.

As a result of the proposed purchase price of the net assets of the AEG segment, we also evaluated the long-lived assets within the reporting unit.  The fair value of the long-lived assets, which include intangibles and property, plant and equipment, was determined for each individual asset and compared to the asset’s relative carrying value.  This resulted in a full impairment of the AEG intangibles and a partial impairment of its property, plant and equipment; therefore, in the second quarter of fiscal 2010, we recognized a non-cash intangible asset impairment charge of $6.6 million, of which $2.0 million related to customer relationships, $0.4 million related to technology and $0.4 million related to the inMotion trade name, and a non-cash impairment charge of $3.8 million related to property, plant and equipment.  We recognized a deferred tax benefit of $2.5 million associated with these impairment charges.  The impairment charge and tax benefit is recorded in discontinued operations for the fiscal year ended March 31, 2010.

In the fourth quarter of fiscal 2010, we performed the annual impairment test of the remaining goodwill.  The fair value of the Company was determined using an equal weighting of the income approach and the market comparable approach.  For the income approach, we made the following assumptions:  the current economic downturn would recover in fiscal 2011 and 2012 and then growth in line with industry estimated revenues.  Gross margin trends were consistent with historical trends.  A 3% growth factor was used to calculate the terminal value after fiscal year 2018, consistent with the rate used in the prior year.  The discount rate was 14% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  For the market comparable approach, we reviewed comparable companies in the industry.  Revenue multiples were determined for these companies and an average multiple based on prior twelve months revenue of these companies of 0.5 was then applied to the unit revenue.  A 10% control premium was added to determine the value on the marketable controlling interest basis.  Cash and short-term investments were then added back to arrive at an indicated value on a marketable, controlling interest basis.  Based on this review, the fair value substantially exceeded the carrying value, and, therefore, there was no impairment related to the remaining goodwill.

In addition, in the fourth quarter of fiscal 2010, we performed the annual impairment test of the remaining intangibles which indicated there was no impairment.

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

The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 31, 2010, we had $11.2 million of unrecognized tax benefits all of which would favorably impact the effective tax rate in future periods if recognized. We continue to follow the practice of recognizing interest and penalties related to income tax matters as a part of the provision for income taxes.

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

INTEREST RATE AND MARKET RISK

We had cash and cash equivalents totaling $350.0 million at March 31, 2010 compared to $158.2 million at March 31, 2009.  We had short-term investments totaling $19.2 million as of March 31, 2010 compared to $60.0 million at March 31, 2009.  We had no long-term investments as of March 31, 2010 as compared to $23.7 million as of March 31, 2009.  Cash equivalents have a remaining maturity of three months or less at the date of purchase; short-term securities have a remaining maturity of greater than three months at the date of purchase; and long-term investments have maturities greater than one year, or we do not currently have the ability to liquidate the investment.  As of March 31, 2010, all of the ARS portfolio was held in our name at a limited number of major financial institutions and were concentrated primarily in student loans.  The ARS were classified as short-term trading securities due to management’s intent to exercise the put option with UBS and the expectation that the ARS will be sold within twelve months

Interest rates have continued to decline in fiscal 2010 compared to the prior year.  Our cash and cash equivalents, net of short-term working capital needs, are primarily invested in U.S. Treasury funds, which had an average yield of approximately 0.10% for fiscal 2010.  Approximately 40% of our interest income in fiscal 2010 was derived from our ARS portfolio which had an average yield of approximately 0.71%.  The ARS are currently resetting at rates of approximately 0.75% in April 2010.  If these rates continue, our interest income will slightly increase in fiscal 2011 as compared to fiscal 2010.  Beyond that, a hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.  In addition, if we sell our ARS under the Rights during the period from June 30, 2010 through July 2, 2012 as we intend to do and invest the proceeds in a securities portfolio similar to our current cash, cash equivalents and short-term investment portfolio as of March 31, 2010, our interest income could decrease.

FOREIGN CURRENCY EXCHANGE RATE RISK

We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations.  All of our hedging activities are entered into with large financial institutions including Wells Fargo, Bank of America Corporation, Goldman Sachs Group, Inc., and JPMorgan Chase & Co. who are periodically evaluated for credit risks.  We hedge our balance sheet exposure by hedging Euro and Great Britain Pound denominated receivables, payables, and cash balances, and our economic exposure by hedging a portion of anticipated Euro and Great Britain Pound denominated sales and Mexican Peso denominated costs.  We can provide no assurance that our strategy will be successfully implemented and that exchange rate fluctuations will not materially adversely affect our business in the future.

We experienced foreign currency gains in fiscal 2010, partially a result from our hedging activities.  Although we hedge a portion of our foreign currency exchange exposure, weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar, could result in foreign exchange losses in future periods.

Non-designated Hedges

We hedge our Euro and Great Britain Pound denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the U.S. Dollar (“USD”) against the forward currency contracts as of March 31, 2010 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Euro	Sell Euro	$24.3	$2.4	$(2.4)
Great Britain Pound	Sell GBP	3.0	0.3	(0.3)
Net position		$27.3	$2.7	$(2.7)

Cash Flow Hedges

Approximately 38%, 37% and 38% of net revenue from continuing operations in fiscal 2008, 2009 and 2010, respectively, was derived from sales outside of the U.S., which were predominantly denominated in the Euro and the Great Britain Pound in each of the fiscal years.

As of March 31, 2010, we had foreign currency call option contracts with notional amounts of approximately €40.2 million and £10.8 million denominated in Euros and Great Britain Pounds, respectively.  As of March 31, 2010, we also had foreign currency put option contracts with notional amounts of approximately €40.2 million and £10.8 million denominated in Euros and Great Britain Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.  If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. Dollar, we could incur a gain of $5.8 million or a loss of $5.0 million.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. Dollar against the indicated option contract type for cash flow hedges as of March 31, 2010 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$(76.7)	$0.6	$(2.6)
Put options	71.4	5.2	(2.4)
Net position	$(5.3)	$5.8	$(5.0)

As of March 31, 2010, we had foreign currency swap contracts with notional amounts of approximately Mex$251.3 million and $19.6 million denominated in Mexican Peso and U.S. Dollars, respectively.  Our cross-currency swap contracts hedge against a portion of our forecasted Mexican Peso denominated expenditures.  If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. Dollar, we could incur a loss of $1.8 million and a gain of $2.2 million, respectively.

The table below presents the impact on the net present valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. Dollar (“USD”) as of March 31, 2010 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Positon: Buy Peso	$19.6	$(1.8)	$2.2

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at April 3, 2010 and March 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 1, 2010

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2009	2010

ASSETS
Current assets:
Cash and cash equivalents	$158,193	$349,961
Short-term investments	59,987	19,231
Accounts receivable, net	83,657	88,328
Inventory, net	119,296	70,518
Deferred income taxes	12,486	10,911
Other current assets	29,936	21,782
Assets held for sale	-	8,861
Total current assets	463,555	569,592
Long-term investments	23,718	-
Property, plant and equipment, net	95,719	65,700
Intangibles, net	26,575	3,449
Goodwill	14,005	14,005
Other assets	9,548	2,605
Total assets	$633,120	$655,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,827	$23,779
Accrued liabilities	53,143	45,837
Total current liabilities	85,970	69,616
Deferred tax liability	8,085	551
Long-term income taxes payable	12,677	12,926
Other long-term liabilities	1,021	924
Total liabilities	107,753	84,017

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value per share; 100,000 shares authorized, 51,820 shares and 51,449 shares issued at 2009 and 2010, respectively	678	695
Additional paid-in capital	386,224	428,407
Accumulated other comprehensive income	8,855	6,272
Retained earnings	203,936	195,293
	599,693	630,667
Less: Treasury stock (common: 2,928 and 2,579 shares at 2009 and 2010, respectively) at cost	(74,326)	(59,333)
Total stockholders' equity	525,367	571,334
Total liabilities and stockholders' equity	$633,120	$655,351

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2008	2009	2010

Net revenues	$747,935	$674,590	$613,837
Cost of revenues	403,863	382,659	312,767
Gross profit	344,072	291,931	301,070
Operating expenses:
Research, development and engineering	65,733	63,840	57,784
Selling, general and administrative	163,173	155,678	143,784
Restructuring and other related charges	-	10,952	1,867
Total operating expenses	228,906	230,470	203,435
Operating income	115,166	61,461	97,635
Interest and other income (expense), net	5,854	(3,544)	3,105
Income from continuing operations before income taxes	121,020	57,917	100,740
Income tax expense from continuing operations	29,008	12,575	24,287
Income from continuing operations, net of tax	92,012	45,342	76,453
Discontinued operations:
Loss from operations of discontinued AEG segment (including loss on sale)	(35,783)	(142,633)	(30,468)
Income tax benefit on discontinued operations	(12,166)	(32,392)	(11,393)
Loss on discontinued operations, net of tax	(23,617)	(110,241)	(19,075)
Net income (loss)	$68,395	$(64,899)	$57,378

Earnings (loss) per common share
Basic
Continuing operations	$1.91	$0.93	$1.58
Discontinued operations	$(0.49)	$(2.27)	$(0.39)
Net income (loss)	$1.42	$(1.34)	$1.18

Diluted
Continuing operations	$1.87	$0.93	$1.55
Discontinued operations	$(0.48)	$(2.25)	$(0.39)
Net income (loss)	$1.39	$(1.33)	$1.16

Shares used in basic per share calculations	48,232	48,589	48,504
Shares used in diluted per share calculations	49,090	48,947	49,331

Cash dividends declared per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$68,395	$(64,899)	$57,378
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,486	25,822	18,144
Stock-based compensation	15,992	15,742	14,577
Provision for (benefit from) sales allowances and doubtful accounts	(232)	2,698	(243)
Provision for excess and obsolete inventories	7,776	11,364	418
Benefit from deferred income taxes	(9,313)	(26,853)	(12,449)
Income tax benefit associated with stock option exercises	1,459	1,025	3,669
Excess tax benefit from stock-based compensation	(1,763)	(592)	(2,247)
Impairment of goodwill and long-lived assets	517	117,464	25,194
Non-cash restructuring charges	1,557	581	6,261
Loss on sale of discontinued operations	-	-	611
Other operating activities	253	358	384
Changes in assets and liabilities:
Accounts receivable, net	(19,196)	50,706	388
Inventory, net	(8,273)	(5,358)	27,620
Other assets	(3,100)	(6,935)	2,868
Accounts payable	(2,060)	(15,069)	(9,048)
Accrued liabilities	8,731	(6,701)	(1,001)
Income taxes	13,671	(203)	11,205
Cash provided by operating activities	102,900	99,150	143,729

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	328,285	-	4,000
Proceeds from maturities of short-term investments	-	30,000	145,000
Purchase of short-term investments	(347,135)	(89,896)	(84,990)
Proceeds from sales of long-term investments	-	-	750
Capital expenditures and other assets	(23,298)	(23,682)	(6,262)
Proceeds from sale of property and equipment	-	-	277
Proceeds received from sale of AEG segment	-	-	9,121
Funds released from escrow related to the Altec acquisition	-	406	-
Cash provided by (used for) investing activities	(42,148)	(83,172)	67,896

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(1,542)	(17,817)	(49,652)
Proceeds from sale of treasury stock	5,346	5,198	3,623
Proceeds from issuance of common stock	9,762	6,899	32,581
Payment of cash dividends	(9,711)	(9,787)	(9,781)
Excess tax benefit from stock-based compensation	1,763	592	2,247
Cash provided by (used for) financing activities	5,618	(14,915)	(20,982)
Effect of exchange rate changes on cash and cash equivalents	2,590	(5,961)	1,125
Net (decrease) increase in cash and cash equivalents	68,960	(4,898)	191,768
Cash and cash equivalents at beginning of year	94,131	163,091	158,193
Cash and cash equivalents at end of year	$163,091	$158,193	$349,961

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Income taxes	$13,027	$12,519	$11,663

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Equity
Balances at March 31, 2007	48,065	$666	$340,661	$2,666	$550,165	$(397,351)	$496,807
Net income	-	-	-	-	68,395	-	68,395
Foreign currency translation adjustments	-	-	-	1,053	-	-	1,053
Unrealized loss on hedges, net of tax	-	-	-	(4,436)	-	-	(4,436)
Unrealized loss on long-term investments, net of tax	-	-	-	(2,864)	-	-	(2,864)
Comprehensive income							62,148
Exercise of stock options	576	6	9,755	-	-	-	9,761
Issuance of restricted common stock	113	1	-	-	-	-	1
Repurchase of restricted common stock	(35)	-	-	-	-	-	-
Cash dividends declared	-	-	-	-	(9,711)	-	(9,711)
Stock-based compensation	-	-	15,992	-	-	-	15,992
Income tax benefit associated with stock options	-	-	(182)	-	-	-	(182)
Purchase of treasury stock	(82)	-	-	-	-	(1,542)	(1,542)
Sale of treasury stock	307	-	3,429	-	-	1,917	5,346
Balances at March 31, 2008	48,944	673	369,655	(3,581)	608,849	(396,976)	578,620
Net income (loss)	-	-	-	-	(64,899)	-	(64,899)
Foreign currency translation adjustments	-	-	-	(2,606)	-	-	(2,606)
Unrealized gain on hedges, net of tax	-	-	-	12,179	-	-	12,179
Unrealized gain on long-term investments, net of tax	-	-	-	2,863	-	-	2,863
Comprehensive loss				-			(52,463)
Exercise of stock options	359	4	6,894	-	-	-	6,898
Issuance of restricted common stock	187	1	-	-	-	-	1
Repurchase of restricted common stock	(20)	-	-	-	-	-	-
Cash dividends declared	-	-	-	-	(9,787)	-	(9,787)
Stock-based compensation	-	-	15,742	-	-	-	15,742
Income tax benefit associated with stock options	-	-	(1,025)	-	-	-	(1,025)
Purchase of treasury stock	(1,007)	-	-	-	-	(17,817)	(17,817)
Sale of treasury stock	429	-	(5,042)	-	-	10,240	5,198
Retirement of treasury stock	-	-	-	-	(330,227)	330,227	-
Balances at March 31, 2009	48,892	678	386,224	8,855	203,936	(74,326)	525,367
Net income	-	-	-	-	57,378	-	57,378
Foreign currency translation adjustments	-	-	-	1,047	-	-	1,047
Unrealized loss on hedges, net of tax	-	-	-	(3,630)	-	-	(3,630)
Comprehensive income							54,795
Exercise of stock options	1,493	15	32,564	-	-	-	32,579
Issuance of restricted common stock	154	2	-	-	-	-	2
Repurchase of restricted common stock	(18)	-	-	-	-	-	-
Cash dividends declared	-	-	-	-	(9,781)	-	(9,781)
Stock-based compensation	-	-	14,877	-	-	-	14,877
Income tax benefit associated with stock options	-	-	(476)	-	-	-	(476)
Purchase of treasury stock	(1,935)	-	-	-	-	(49,652)	(49,652)
Sale of treasury stock	284	-	(4,782)	-	-	8,405	3,623
Retirement of treasury stock	-	-	-	-	(56,240)	56,240	-
Balances at March 31, 2010	48,870	$695	$428,407	$6,272	$195,293	$(59,333)	$571,334

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

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

Reclassifications

Certain financial statement reclassifications have been made to previously reported amounts to conform to the current years’ presentation.

Segment Information

Prior to December 1, 2009, the Company operated under two reportable segments, the Audio Communications Group (“ACG”) and the Audio Entertainment Group (“AEG”).  As set forth in Note 4, Discontinued Operations, the Company completed the sale of Altec Lansing, its AEG segment, effective December 1, 2009, and, therefore, it is no longer included in continuing operations and the Company operates as one segment.  Accordingly, the Company has classified the AEG operating results, including the loss on sale of AEG, as discontinued operations in the Consolidated statement of operations for all periods presented.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March.  Fiscal year 2010 ended on April 3, 2010 and consists of 53 weeks, fiscal year 2009 ended on March 28, 2009 and consists of 52 weeks, and fiscal year 2008 ended on March 29, 2008 and consists of 52 weeks.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31.

Financial Instruments

The carrying values of certain of the Company’s financial instruments, including cash, cash equivalents, short-term available-for-sale investments, accounts receivable, and accounts payable approximate fair value due to their short maturities.

Cash and Cash Equivalents

All highly liquid investments with remaining maturities of three months or less at the date of purchase are classified as cash equivalents.

Investments

The goals of the Company’s investment policy, in order of priority, are preservation of capital, maintenance of liquidity, diversification, and maximization of after-tax investment income.  Investments are limited to investment grade securities with limitations by policy on the percent of the total portfolio invested in any one issue.  All of the Company’s investments are held in the Company’s name at a limited number of major financial institutions.  Short-term securities have a remaining maturity of greater than three months at the date of purchase, and long-term investments have maturities greater than one year or we do not currently have the ability to liquidate the investment.  As of March 31, 2009, the Company’s Auction Rate Securities (“ARS”) that the Company did not have the ability and intent to liquidate within the next twelve months were classified as long-term investments.  As of March 31, 2010, the Company’s ARS portfolio is classified as a short-term trading security due to management’s intent to exercise the put option with UBS and the expectation that the ARS will be sold within twelve months.  (See Note 6)

Investments are carried at fair value based upon quoted market prices at the end of the reporting period where available.  The Company’s ARS investments are carried at fair value based on a discounted cash flow model.  As of March 31, 2010, all investments, except the ARS portfolio, are classified as available-for-sale with unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income in Stockholders’ equity.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in Interest and other income (expense), net.

Impairment on investments is determined pursuant to the Investments - Debt and Equity Securities Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) in order to determine the classification of the impairment as “temporary” or “other-than-temporary”.  A temporary impairment charge results in an unrealized loss being recorded as a separate component of Accumulated other comprehensive income (loss) in Stockholders’ Equity.  Such an unrealized loss does not affect net income (loss) for the applicable accounting period.  An other-than-temporary impairment charge is recorded as a realized loss in Interest and other income (expense), net in the Consolidated statement of operations and reduces net income for the applicable accounting period.  The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Plantronics to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Derivatives

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged.  For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Accumulated other comprehensive income in Stockholders’ equity and subsequently reclassified into earnings when the hedged exposure affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.  For derivative instruments that are not designated as accounting hedges under the Derivatives and Hedging Topic of the FASB ASC, changes in fair value are recognized in earnings in the period of change.  The Company does not hold or issue derivative financial instruments for speculative trading purposes.  Plantronics enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk and to date, no such counterparty has failed to meet its financial obligations under such contracts.  (See Note 14)

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Plantronics regularly performs credit evaluations of its customers’ financial conditions and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  The allowance for doubtful accounts is reviewed quarterly and adjusted if necessary based on management’s assessment of a customer’s ability to pay.  If the financial condition of customers should deteriorate, additional allowances may be required which could have an adverse impact on operating expenses.

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

The Company’s products utilize long-lead time parts which are available from a limited set of vendors.  The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has historically contributed to significant inventory write-downs, particularly in inventory for consumer products.  For the Company’s commercial products, long life-cycles periodically necessitate last-time buys of raw materials which may be used over the course of several years.  The Company routinely reviews inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements.  If the Company believes that demand no longer allows the Company to sell inventory above cost or at all, management writes down that inventory to market or writes-off the excess and obsolete inventory.  Write-downs are determined by reviewing the Company’s demand forecast and by determining what inventory, if any, is not saleable.  The Company’s demand forecast projects future shipments using historical rates and takes into account market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment, and other competitive factors.  If the Company’s demand forecast is greater than actual demand and the Company fails to reduce its supply chain accordingly, it could be required to write down additional inventory, which would have a negative impact on the Company’s gross profit.

At the point of inventory write-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Product Warranty Obligations

The Company provides for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product.  The contractual terms may vary depending upon the geographic region in which the customer is located, the brand and type of product sold, and other conditions, which affect or limit the customer’s rights to return product under warranty.  Where specific warranty return rights are given to customers, management accrues for the estimated cost of those warranties at the time revenue is recognized.  Generally, warranties start at the delivery date to the customer or end user and continue for one or two years, depending on the type and brand, and the location in which the product was purchased.  Where specific warranty return rights are not given to the customers but where the customers are granted limited rights of return or discounts in lieu of warranty, management records these rights of return or discounts as adjustments to revenue.  In certain circumstances, the Company may sell product without warranty, and, accordingly, no charge is taken for warranty.  Factors that affect the warranty obligation include sales terms, which obligate the Company to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures.  Management assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on the actual experience and changes in estimated future return rates.  If the Company’s estimates are less than the actual costs of providing warranty related services, the Company could be required to record additional warranty reserves, which would have a negative impact on its gross profit.

Goodwill and Intangibles

As a result of past acquisitions, the Company has recorded goodwill and intangible assets on the consolidated balance sheets.  In accordance with current accounting principles, the Company classifies intangible assets into three categories: (1) goodwill; (2) intangible assets with indefinite lives not subject to amortization; and (3) intangible assets with definite lives subject to amortization.

Goodwill and intangible assets with indefinite lives are not amortized.  At least annually, in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist, management performs a review to determine if the carrying values of goodwill and indefinite lived intangible assets are impaired.

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level.  Such impairment tests for goodwill include comparing the fair value of a reporting unit with its carrying value, including goodwill.  The estimates of fair values of reporting units are based on the best information available as of the date of the assessment which primarily incorporate management assumptions about expected future cash flows, discount rates, overall market growth and the Company’s percentage of that market and growth rates in terminal values, estimated costs and other factors, which utilize historical data, internal estimates, and, in some cases, outside data.  If the carrying value of the reporting unit exceeds management’s estimate of fair value, goodwill may become impaired, and the Company may be required to record an impairment charge, which would negatively impact its operating results.  (See Note 8)

The fair value measurement of purchased intangible assets with indefinite lives involves the estimation of the fair value which is based on management assumptions about expected future cash flows, discount rates, growth rates, estimated costs and other factors which utilize historical data, internal estimates, and, in some cases, outside data.  If the carrying value of the indefinite useful life intangible asset exceeds management’s estimate of fair value, the asset may become impaired, and the Company may be required to record an impairment charge which would negatively impact its operating results.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to ten years.  Long-lived assets, including intangible assets, are reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB ASC whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Such conditions may include an economic downturn or a change in the assessment of future operations.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.  (See Note 9)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is principally calculated using the straight-line method over the estimated useful lives of the respective assets, which range from five to 30 years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.  Consolidated depreciation and amortization expense, including both continuing and discontinued operations, for fiscal 2008, 2009 and 2010 was $20.3 million, $19.6 million and $16.4 million, respectively.  In addition, the Company incurred $5.2 million of accelerated depreciation in Fiscal 2010 related to Assets held for Sale on its Suzhou China facilities which was included in Restructuring and other related charges on the Consolidated statement of earnings.

Costs associated with internal-use software are recorded in accordance with the Intangibles – Goodwill and Other Topic of the ASC.  Capitalized software costs are amortized on a straight-line basis over the estimated useful life.  Unamortized capitalized software costs were $9.6 million and $7.3 million at March 31, 2009 and 2010, respectively.  The consolidated amounts amortized to expense in both continuing and discontinued operations were $2.4 million, $3.1 million, and $3.0 million in fiscal 2008, 2009 and 2010, respectively.

Revenue Recognition

Revenue from sales of products to customers is recognized when the following criteria have been met:

·	title and risk of ownership are transferred to customers;
·	persuasive evidence of an arrangement exists;
·	the price to the buyer is fixed or determinable; and
·	collection is reasonably assured.

The Company assesses collectibility based on a customer’s credit quality as well as subjective factors and trends, including historical experience, the age of any existing accounts receivable balances and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  The Company defers revenue but recognizes related cost of revenues if collectibility cannot be reasonably assured.  Plantronics recognizes revenue net of estimated product returns and expected payments to resellers for customer programs including cooperative advertising, marketing development funds, volume rebates, and special pricing programs.

Estimated product returns are deducted from revenues upon shipment, based on historical return rates, assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates, and other relevant factors.  Such estimates may need to be revised and could have an adverse impact on revenues if product lives vary significantly from management estimates, a particular selling channel experiences a higher than estimated return rate, or sell-through rates are slower causing inventory build-up.

Cooperative advertising and marketing development funds are accounted for in accordance with the Revenue Recognition Topic of the FASB ASC.  Under these guidelines, the Company accrues for these funds as marketing expense if it receives a separately identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  Consolidated advertising expense included in both continuing and discontinued operations for the years ended March 31, 2008, 2009 and 2010 was $9.9 million, $6.9 million and $4.6 million, respectively.

Income Taxes

The Company is subject to income taxes both in the U.S. as well as in several foreign jurisdictions.  The Company must make certain estimates and judgments in determining income tax expense for its financial statements.  These estimates occur in the calculation of tax benefits and deductions, tax credits, and tax assets and liabilities which are generated from differences in the timing of when items are recognized for book purposes and when they are recognized for tax purposes.

The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. As of March 31, 2010, the Company had $11.2 million of unrecognized tax benefits, all of which would favorably impact the effective tax rate in future periods if recognized.  The Company continues to follow the practice of recognizing interest and penalties related to income tax matters as a part of the provision for income taxes.

The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  (See Note 15)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, less common stock subject to repurchase.  Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period.  Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options, the vesting of restricted stock awards and the estimated shares to be purchased under the Company’s employee stock purchase plan, which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.  (See Note 16)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (expense).  Other comprehensive income (loss) refers to income, expenses, gains, and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss).  Accumulated other comprehensive income, as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated as cash flow hedges, net of tax, and unrealized gains and losses related to the Company’s investments, net of tax.

Foreign Operations and Currency Translation

The functional currency of the Company’s foreign sales and marketing offices, except as noted in the following paragraph, is the local currency of the respective operations.  For these foreign operations, the Company translates assets and liabilities into U.S. dollars using the period-end exchange rates in effect as of the balance sheet date and translates revenues and expenses using the average monthly exchange rates.  The resulting cumulative translation adjustments are included in Accumulated other comprehensive income, a separate component of Stockholders' equity in the accompanying consolidated balance sheets.

The functional currency of the Company’s European finance, sales and logistics headquarters in the Netherlands, sales office and warehouse in Japan, manufacturing facilities in Tijuana, Mexico and logistic and research and development facilities in China, is the U.S. Dollar.  For these foreign operations, assets and liabilities denominated in foreign currencies are re-measured at the period-end or historical rates, as appropriate.  Revenues and expenses are re-measured at average monthly rates which the Company believes to be a fair approximation of actual rates.  Currency transaction gains and losses are recognized in current operations.  Realized foreign currency exchange gains (losses) were $0.9 million, $(6.3) million, and $1.0 million in fiscal 2008, 2009 and 2010, respectively.

Stock-Based Compensation Expense

The Company applies the provisions of the Compensation – Stock Compensation Topic of the FASB ASC which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values.

The Company has elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to the accounting principle.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of the accounting principle.

Treasury Shares

The Company repurchases treasury shares in accordance with approved repurchase plans.  On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under which the Company may purchase shares in the open market, depending on the market conditions, from time to time.  During fiscal 2008 and 2009, the Company repurchased 1,000,000 shares of its common stock under this repurchase plan in the open market at a total cost of $18.3 million and an average price of $18.30 per share.  On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009 and 2010, the Company repurchased 1,000,000 shares of its common stock under this plan in the open market at a total cost of $23.7 million and an average price of $23.66 per share.  On November 27, 2009, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, the Company repurchased 1,000,000 shares of its common stock under this plan in the open market at a total cost of $26.3 million and an average price of $26.26 per share.

On March 1, 2010, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, the Company repurchased 24,100 shares of its common stock under this plan in the open market at a total cost of $0.8 million and an average price of $31.31 per share.  As of March 31, 2010, there were 975,900 remaining shares authorized for repurchase.

On January 13, 2009 and December 2, 2009, the Company retired 16.0 million shares and 2.0 million shares, respectively, of treasury stock which were returned to the status of authorized but unissued shares.  These were non-cash equity transactions in which the cost of the reacquired shares was recorded as a deduction to both retained earnings and treasury stock.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term securities, long-term investments, and trade receivables.  Plantronics’ investment policies for cash limit investments to those that are short-term and low risk and also limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.  Cash equivalents have a remaining maturity of three months or less at the date of purchase.  Short-term securities have a remaining maturity of greater than three months at the date of purchase. Long-term investments have maturities greater than one year or we do not currently have the ability to liquidate the investment.  As a result of the uncertainties in the credit markets and the UBS right offer, as of March 31, 2009, the Company had classified all of its ARS investments as long-term since these investments were not currently liquid, and the Company would not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  As of March 31, 2010, the Company’s ARS portfolio is classified as a short-term trading security due to management’s intent to exercise the put option with UBS and the expectation that the ARS will be sold within twelve months.

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

Other Guarantees and Obligations

As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, Plantronics’ standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products.  From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events relating to the sale and use of its products and services.  In addition, Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  In the Company’s experience, claims made under these indemnifications are rare and the associated estimated fair value of the liability is not material.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under the Fair Value Measurements and Disclosures Topic of the ASC by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  For Plantronics, this ASU is effective for the fourth quarter of fiscal 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of fiscal 2012.  Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated financial statements.

4.	DISCONTINUED OPERATIONS

The Company entered into an Asset Purchase Agreement on October 2, 2009, a First Amendment to the Asset Purchase Agreement on November 30, 2009, a Side Letter to the Asset Purchase Agreement on January 8, 2010, and a second Side Letter to the Asset Purchase Agreement on February 15, 2010 (collectively, the “APA”) to sell Altec Lansing, its AEG segment, which was completed effective December 1, 2009.  AEG was engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  All of the revenues in the AEG segment were derived from sales of Altec Lansing products.  All operations of AEG have been classified as discontinued operations in the Consolidated statement of operations for all periods presented.

Pursuant to the APA, we received approximately $11.1 million upon closing of the transaction.  In addition, the Company originally recorded $5.1 million in contingent escrow assets which primarily consisted of amounts for (1) potential customer short payments on accounts receivable for sales related reserves that were sold to the Purchaser, (2) potential indemnification claims, and (3) potential adjustments related to the final valuation of net assets sold in comparison to the target net asset value.  In the fourth quarter of fiscal 2010, the Company received $2.1 million of the escrow and released $1.4 million of the escrow for potential customer short payments as this was not utilized.  The remaining escrow amounts of $1.6 million are included in Other current assets on the Consolidated balance sheet as of March 31, 2010 as they are all collectable within one year.

The final purchase price was based on certain post closing adjustments which were finalized in the fourth quarter of fiscal 2010.  Consequently, the actual proceeds and net assets sold varied from the amounts reported in the third quarter of fiscal 2010 based on the final net asset value as compared to the target net asset value per the APA.

Under the terms of the APA, the Company sold the following net assets, valued at their book value (in thousands):

Inventory, net	$17,702
Sales related reserves included in Accounts receivable, net	(4,724)
Property, plant and equipment, net	1,012
Warranty obligation accrual	(383)
Accrual for inventory claims at manufacturers	(657)
Adjustment for final assets transferred	(1,893)
Total net assets sold	$11,057

The Company retained all existing AEG related accounts receivable, accounts payable and certain other liabilities as of the close date.

The Company recorded a loss of $0.6 million in fiscal 2010 on the sale of Altec Lansing which is calculated as follows (in thousands):

Proceeds received upon close	$11,075
Escrow payments received to date	2,065
Remaining escrow payments to be received	1,625
Payment to purchaser for adjustment for final value of net assets under APA	(3,956)
Total estimated proceeds	10,809
Book value of net assets sold	(11,057)
Costs incurred upon closing	(363)
Loss on sale of AEG	$(611)

The results from discontinued operations, including the loss on sale of Altec Lansing, for the fiscal years 2008, 2009 and 2010 are as follows:

(in thousands)	Year Ended March 31,
	2008	2009	2010

Net revenues	$108,351	$91,029	$64,916
Cost of revenues	(103,318)	(86,932)	(53,127)
Operating expenses	(37,232)	(28,144)	(16,433)
Impairment of goodwill and long-lived assets	-	(117,464)	(25,194)
Restructuring and other related charges	(3,584)	(1,122)	(19)
Loss on sale of AEG	-	-	(611)
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	(35,783)	(142,633)	(30,468)
Tax benefit from discontinued operations	(12,166)	(32,392)	(11,393)
Loss on discontinued operations, net of tax	$(23,617)	$(110,241)	$(19,075)

5.	INVESTMENTS

The following table presents the Company’s investments at March 31, 2009 and 2010:

(in thousands)	Balances at March 31, 2009				Balances at March 31, 2010
	Adjusted Cost Basis	Unrealized Gain(Loss)	Accrued Interest	Fair Value	Adjusted Cost Basis	Unrealized Gain(Loss)	Accrued Interest	Fair Value
Short-term investments:
U.S. Treasury Bills	$59,977	$-	$10	$59,987	$-	$-	$-	$-
Auction rate securities	-	-	-	-	19,231	-	-	19,231
Total short-term investments	59,977	-	10	59,987	19,231	-	-	19,231
Long-term investments:	-	-	-	-	-	-	-	-
Auction rate securities	23,718	-	-	23,718	-	-	-	-
Total long-term investments	23,718	-	-	23,718	-	-	-	-

Total short-term and long-term investments	$83,695	$-	$10	$83,705	$19,231	$-	$-	$19,231

At March 31, 2009, all of the Company’s short-term investments consisted of U.S. Treasury Bills and were classified as available-for-sale.  At March 31, 2010, the Company’s short-term investments consisted of auction rate securities (“ARS”), classified as trading securities.

At March 31, 2009, all of the Company’s long-term investments consisted of ARS which were transferred from available-for-sale to trading securities in the third quarter of fiscal 2009.  At the time of transfer, the Company recorded unrealized losses of $4.0 million related to its ARS within Interest and other income (expense), net in the Consolidated statement of operations which was offset in part by an unrealized gain based on the fair value of the associated put option of $3.9 million also recorded to Interest and other income (expense), net.

The Company did not incur any material net realized or unrealized gains or losses in the years ended March 31, 2008, 2009 or 2010.

6.	FAIR VALUE MEASUREMENTS

The Company adopted the fair value measurement and disclosure principles for its financial assets and liabilities on April 1, 2008.  In accordance with the accounting principles, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of March 31, 2009 and 2010:

Fair value as of March 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$61,604	$-	$-	$61,604
U.S. Treasury Bills	109,981	-	-	109,981
Derivative assets	-	7,613	-	7,613
Auction rate securities - trading securities	-	-	23,718	23,718
Derivative - UBS Rights Agreement	-	-	4,180	4,180
Reserve Primary Fund	-	-	162	162
Total assets measured at fair value	$171,585	$7,613	$28,060	$207,258

Derivative liabilities	$950	$875	$-	$1,825

Fair value as of March 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$29,000	$-	$-	$29,000
U.S. Treasury Bills	250,979	-	-	250,979
Derivative assets	232	2,845	-	3,077
Auction rate securities - trading securities	-	-	19,231	19,231
Derivative - UBS Rights Agreement	-	-	3,985	3,985
Reserve Primary Fund	-	-	-	-
Total assets measured at fair value	$280,211	$2,845	$23,216	$306,272

Derivative liabilities	$29	$74	$-	$103

Level 1 assets consist of money market funds, U.S. Treasury Bills, and derivative foreign currency forward contracts that are traded in an active market with sufficient volume and frequency of transactions.  Level 1 liabilities consist of derivative contracts that have closed but have not settled.  Fair value of Level 1 instruments is measured based on the quoted market price of identical securities.

Level 2 assets and liabilities consist of derivative foreign currency call and put option contracts.  Fair value is determined using a Black-Scholes valuation model using inputs that are observable in the market.  During the year ended March 31, 2010, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

Level 3 assets consist mainly of ARS primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  These ARS investments are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days; however, the uncertainties in the credit markets have affected all of the Company’s holdings, and, as a consequence, these investments are not currently liquid.  As a result, the Company will not be able to access these funds until a future auction of these investments is successful, the underlying securities are redeemed by the issuer, or a buyer is found outside of the auction process.  Maturity dates for these ARS investments range from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition.  The Company has used a discounted cash flow model to determine an estimated fair value of the Company’s investment in ARS.  The key assumptions used in preparing the discounted cash flow model include current estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.

In November 2008, the Company accepted an agreement (the “Agreement”) from UBS AG (“UBS”), the investment provider for its then $28.0 million par value ARS portfolio, providing the Company with certain rights related to its ARS (the “Rights”).  The Rights permit the Company to require UBS to purchase the Company’s ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or liquidation.  As of March 31, 2010, the remaining par value of the ARS portfolio is $23.3 million as a result of $4.7 million in proceeds received in fiscal 2010 from the sale of certain bonds within the portfolio at par value.  The Company expects to sell its remaining ARS under the Rights: however, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy the Company’s ARS.  So long as the Company holds the Rights, it will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.  UBS’s obligations under the Rights are not secured and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with the Derivatives and Hedging Topic of the FASB ASC.  The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, the Company recorded the put option at fair value of $3.9 million using the Black-Scholes options pricing model.  As of March 31, 2009, the fair value of the put option was $4.2 million and was recorded within Other assets in the Consolidated balance sheet with a corresponding credit to Interest and other income (expense), net in the Consolidated statements of operations in fiscal 2009.  As of March 31, 2010, the fair value of the put option was $4.0 million and was included in Other current assets in the Consolidated balance sheet, resulting in an unrealized loss of $0.2 million included in Interest and other income (expense), net in the Consolidated statements of operations in fiscal 2010.  The put option does not meet the definition of a derivative instrument under the Derivatives and Hedging Topic of the FASB ASC; therefore, the Company has elected to measure the put option at fair value under the Financial Instruments Topic of the FASB ASC in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses are and will be included in earnings in future periods.

As a result of the Company’s ability to hold its ARS investments to maturity, the Company classified the entire ARS investment balance as long-term investments on its consolidated balance sheet as of March 31, 2009.  Prior to accepting the UBS offer, the Company recorded its ARS investments as available-for-sale and any unrealized gains or losses were recorded to Accumulated other comprehensive income within Stockholders’ equity.  In connection with the acceptance of the UBS offer in November 2008, resulting in the right to require UBS to purchase the ARS at par value beginning on June 30, 2010, the Company transferred its ARS from long-term investments available-for-sale to long-term trading securities.  The transfer to trading securities in November 2008 reflects management’s intent to exercise its put option during the period from June 30, 2010 to July 3, 2012.  Prior to the Agreement with UBS, the intent was to hold the ARS until the market recovered.  At the time of transfer in November 2008, the Company recognized a loss on the ARS of approximately $4.0 million in Interest and other income (expense), net.

As of March 31, 2009, Level 3 assets also include the Company’s holdings in the Reserve Primary Money Market Fund (the “Reserve”) which experienced a decline in net asset value to $0.97 per share due to its exposure to investments held in Lehman Brothers Holdings, Inc. which filed for Chapter 11 bankruptcy protection on September 15, 2008.  As a result, Level 1 and Level 2 inputs are not available to value the investment and the Company determined the fair value based on Level 3 inputs which consisted of reviewing the Reserve’s underlying securities portfolio comprised primarily of discounted notes, certificates of deposit and commercial paper issued by highly-rated institutions.  Based on this analysis, the Company concluded that the fair value of its holdings in the Reserve was lower than the carrying value.  As a result, the Company recorded a realized loss of $0.1 million included in Interest and other income (expense), net in its consolidated statement of income for fiscal 2009.  As of March 31, 2009, the Reserve was classified as a receivable within Other current assets in the Consolidated balance sheet as, in September 2008, the Company attempted to redeem in full all of its holdings in the Reserve and it reasonably expects that distributions from the Reserve will occur within the next twelve months.  During fiscal 2009, the Company received distributions totaling approximately $1.7 million on its holdings.  In fiscal 2010, the Company received additional distributions of $0.3 million which resulted in a minimal realized gain in fiscal 2010.  As of March 31, 2010, the Company has received substantially all its distributions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for fiscal 2009 and 2010:

	Year ended March 31,
(in thousands)	2009	2010

Balance at beginning of period	$25,136	$28,060
Change in temporary valuation adjustment included in Accumulated other comprehensive income	2,863	-
Unrealized gain (loss) on ARS included in Interest and other income (expense), net	(4,281)	263
Recognition of Rights agreement and unrealized gains in Interest and other income (expense), net	3,904	-
Unrealized gain (loss) on Rights included in Interest and other income (expense), net	276	(195)
Proceeds from sales of ARS	-	(4,750)
Transfer of Reserve Primary Fund from Level 1 to Level 3	162	-
Distributions received from Reserve Primary Fund	-	(162)
Balance at end of period	$28,060	$23,216

7.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:
	March 31,
(in thousands)	2009	2010

Accounts receivable	$118,221	$118,199
Provisions for returns	(7,592)	(13,812)
Provisions for promotions, rebates and other	(22,961)	(13,780)
Allowance for doubtful accounts	(2,984)	(1,846)
Reserve for sales allowances	(1,027)	(433)
Accounts receivable, net	$83,657	$88,328

As noted in Note 4, Discontinued Operations, as part of the sale of Altec Lansing in December 2009, approximately $4.7 million of sales related reserves, including provisions for returns and provisions for promotions, rebates, and other, were assumed along with other liabilities by the purchaser.

Inventory, net:
	March 31,
(in thousands)	2009	2010

Purchased parts	$37,646	$13,287
Work in process	4,494	2,791
Finished goods	77,156	54,440
Inventory, net	$119,296	$70,518

As noted in Note 4, Discontinued Operations, the Company sold approximately $17.7 million of its net inventory in conjunction with the sale of Altec Lansing in the third quarter of fiscal 2010.

If forecasted revenue and gross margin rates are not achieved, it is possible that the Company may have increased requirements for inventory provisions.

Assets held for sale:

(in thousands)	March 31, 2010

Land rights	$514
Buildings and improvements	8,227
Machinery and equipment	120
Assets held for sale	$8,861

To further improve the Company’s Bluetooth product profitability, in the fourth quarter of fiscal 2009, the Company decided to close its Suzhou, China manufacturing operations and outsource the manufacturing of its Bluetooth products to an existing supplier in China.  As the Company planned to exit the manufacturing facility in the second quarter of fiscal 2010, accelerated depreciation was recorded from the decision date of March 24, 2009 to the estimated exit date to reflect changes in useful lives and estimated residual values of the assets that would be taken out of service prior to the end of their original service period.  The accelerated depreciation was recorded as a part of the Q4 Fiscal 2009 Restructuring Action as discussed in Note 10.  There were no assets held for sale as of March 31, 2009.

In July 2009, the Company stopped all manufacturing processes in the Suzhou location.  As a result, the building and related fixed assets were transferred, at the lower of their carrying value or fair value less the costs to sell, to Assets held for sale in the Condensed consolidated balance sheet.  The fair value of the building was based on a current appraisal value adjusted for expected selling costs.  The Company subsequently reduced the fair value of the building as it received a non-binding letter of intent from a buyer in the fourth quarter of fiscal 2010 and expects the sale to be completed within a one year period from the time when it met the applicable criteria for “held for sale accounting” at an amount approximating its carrying value.  The assets held for sale were measured at fair value using unobservable inputs and, therefore, are a Level 3 fair value measure.

Property, plant and equipment, net:
	March 31,
(in thousands)	2009	2010

Land	$8,234	$5,867
Buildings and improvements (useful life: 7-30 years)	74,334	54,437
Machinery and equipment (useful life: 5-10 years)	106,129	89,505
Software (useful life: 5 years)	29,231	25,642
Construction in progress	2,069	836
	219,997	176,287
Accumulated depreciation and amortization	(124,278)	(110,587)
Property, plant and equipment, net	$95,719	$65,700

Accrued liabilities:
	March 31,
(in thousands)	2009	2010

Employee compensation and benefits	$17,380	$21,987
Warranty accrual	12,424	11,006
Accrued advertising and sales and marketing	3,286	3,036
Accrued other	20,053	9,808
Accrued liabilities	$53,143	$45,837

Changes in the warranty obligation, which are included as a component of accrued liabilities on the consolidated balance sheets, are as follows:

	Year ended March 31,
(in thousands)	2009	2010

Warranty obligation at beginning of period	$10,441	$12,424
Warranty provision relating to products shipped during the year	21,595	14,482
Deductions for warranty claims processed	(19,612)	(15,517)
Warranty provision transferred with sale of AEG	-	(383)
Warranty obligation at end of period	$12,424	$11,006

8.	GOODWILL

The changes in the carrying value of goodwill during the fiscal years ended March 31, 2009 and 2010 were as follows:

(in thousands)	Continuing Operations1	Discontinued Operations2	Consolidated

Balance at March 31, 2008:
Goodwill	$14,116	$55,055	$69,171
Accumulated impairment losses	-	-	-
	14,116	55,055	69,171
Carrying value adjustments	(111)	(406)	(517)
Impairment to goodwill	-	(54,649)	(54,649)

Balance at March 31, 2009	$14,005	$-	$14,005

(in thousands)	Continuing Operations1	Discontinued Operations2	Consolidated

Balance at March 31, 2009:
Goodwill	$14,005	$54,649	$68,654
Accumulated impairment losses	-	(54,649)	(54,649)
	14,005	-	14,005
Carrying value adjustments	-	-	-
Impairment to goodwill	-	-	-

Balance at March 31, 2010	$14,005	$-	$14,005

1	Continuing operations is referenced in the discussion below to the prior ACG business segment.
2	Discontinued operations is referenced in the discussion below to the prior AEG business segment which was sold on December 1, 2009.

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

In accordance with the Intangibles – Goodwill and Other Topic of the FASB ASC, the Company utilized a two-step method for determining goodwill impairment.  In step one, the fair value of each reporting unit, which the Company has determined to be consistent with its then operating segments, is determined and compared to the carrying value.

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

In the fourth quarter of fiscal 2010, the Company performed the annual impairment test of the remaining goodwill.  The fair value of the Company was determined using an equal weighting of the income approach and the market comparable approach.  For the income approach, the Company made the following assumptions:  the current economic downturn would recover in fiscal 2011 and 2012 and then growth in line with industry estimated revenues.  Gross margin trends were consistent with historical trends.  A 3% growth factor was used to calculate the terminal value after fiscal year 2018, consistent with the rate used in the prior year.  The discount rate was 14% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  For the market comparable approach, the Company reviewed comparable companies in the industry.  Revenue multiples were determined for these companies and an average multiple based on prior twelve months revenue of these companies of 0.5 was then applied to the unit revenue.  A 10% control premium was added to determine the value on the marketable controlling interest basis.  Cash and short-term investments were then added back to arrive at an indicated value on a marketable, controlling interest basis.  Based on this review, the fair value substantially exceeded the carrying value, and, therefore, there was no impairment related to the remaining goodwill.

9.	INTANGIBLES

The following tables present the carrying value of acquired intangible assets with remaining net book values as of the periods:

As of March 31, 2009 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$9,460	$(5,728)	$3,732	3-10 years
Patents	1,420	(1,257)	163	7 years
Customer relationships	4,405	(787)	3,618	3-8 years
Trade name - inMotion	500	(56)	444	3 years
Trade name - Altec Lansing	18,600	-	18,600	Indefinite
OEM relationships	27	(9)	18	7 years
Total	$34,412	$(7,837)	$26,575

As of March 31, 2010 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$6,500	$(4,064)	$2,436	3-10 years
Patents	720	(660)	60	7 years
Customer relationships	1,705	(765)	940	3-8 years
OEM relationships	27	(14)	13	7 years
Total	$8,952	$(5,503)	$3,449

The consolidated aggregate amortization expense in both continuing and discontinued operations relating to intangible assets for fiscal 2008, 2009 and 2010 was $8.1 million, $6.2 million and $1.8 million, respectively.

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

The Company tests its indefinite lived assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  The Company used the income approach to test the Altec Lansing trademark and trade name for impairments in the third quarter of fiscal 2009 with the following assumptions: the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 and then growth in line with industry estimated revenues for royalties and each of the major AEG product lines (Docking Audio and PC Audio).  A 5% growth factor was used to calculate the terminal value, consistent with the rate used in the prior year.  The discount rate was adjusted from 14% to 15% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  This resulted in a partial impairment of the Altec Lansing trademark and trade name; therefore, the Company recognized a non-cash impairment charge of $40.5 million in the third quarter of fiscal 2009 which is included in discontinued operations on the Consolidated statement of operations.  The Company recognized a deferred tax benefit of $15.4 million associated with this impairment charge.

The Company also reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value based on the discounted future cash flows.  As a result of the decline in forecasted revenues, operating margin and cash flows related to the AEG segment, the Company also evaluated the long-lived assets within the reporting unit.  The fair value of the long-lived assets, which include intangibles and property, plant and equipment, was determined for each individual asset and compared to the asset’s relative carrying value.  This resulted in a partial impairment of certain long-lived assets; therefore, in the third quarter of fiscal 2009, the Company recognized a non-cash intangible asset impairment charge of $18.2 million, of which $9.1 million related to technology, $6.7 million related to customer relationships and $2.4 million related to the inMotion trade name, and a non-cash impairment charge of $4.1 million related to property, plant and equipment which is included in discontinued operations on the Consolidated statement of operations.  The Company recognized a deferred tax benefit of $8.5 million associated with these impairment charges.

In the fourth quarter of fiscal 2009, the Company performed the annual impairment test of the Altec Lansing trademark and trade name, which indicated that there was no further impairment.  The assumptions used in the annual impairment review performed during the fourth quarter of fiscal 2009 were consistent with the assumptions used in the interim impairment review in the third quarter of fiscal 2009 as no significant changes were identified.

During the second quarter of fiscal 2010, the Company considered the effect of certain alternatives being evaluated by management for the AEG segment during the quarter on its intangible assets.  During the second quarter management entered into a non-binding letter of intent to sell Altec Lansing, the Company’s AEG segment.  The Company concluded that this triggered an interim impairment review as it was now “more likely than not” that the segment would be sold; however, as the Company’s Board of Directors had not yet approved the sale of the segment, the assets did not qualify for “held for sale” accounting under the Property, Plant and Equipment Topic of the FASB ASC.  The Company tests its indefinite lived assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  The Company used the proposed purchase price of the AEG segment net assets per the non-binding letter of intent signed during the quarter as the fair value of the segment’s net assets.  This resulted in a full impairment of the Altec Lansing trademark and trade name; therefore, the Company recognized a non-cash impairment charge of $18.6 million in the second quarter of fiscal 2010 and recognized a deferred tax benefit of $7.1 million associated with this impairment charge, which is included in discontinued operations for the fiscal year ended March 31, 2010.

As a result of the proposed purchase price of the net assets of the AEG segment, the Company also evaluated the long-lived assets within the reporting unit.  The fair value of the long-lived assets, which include intangibles and property, plant and equipment, was determined for each individual asset and compared to the asset’s relative carrying value.  This resulted in a full impairment of the AEG intangibles and a partial impairment of its property, plant and equipment; therefore, in the second quarter of fiscal 2010, the Company recognized a non-cash intangible asset impairment charge of $6.6 million, of which $2.0 million related to customer relationships, $0.4 million related to technology and $0.4 million related to the inMotion trade name, and a non-cash impairment charge of $3.8 million related to property, plant and equipment.  The Company recognized a deferred tax benefit of $2.5 million associated with these impairment charges.  The impairment charge and tax benefit is recorded in discontinued operations for the fiscal year ended March 31, 2010.

The intangible assets that were impaired during the second quarter of fiscal 2009 were measured at their fair value using unobservable inputs and, therefore, are Level 3 fair value measures.

In the fourth quarter of fiscal 2010, the Company performed the annual impairment test of the remaining intangibles which indicated that there was no impairment.

The estimated future amortization expense for each fiscal year subsequent to fiscal 2010 is as follows:

Fiscal Year Ending March 31,	(in thousands)
2011	$1,194
2012	821
2013	630
2014	454
2015	350
Total estimated amortization expense	$3,449

10.	RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below applying the guidance of either the Exit or Disposal Cost Obligations Topic and the Compensation – Nonretirement Postemployment Benefits Topic of the FASB ASC.

Q3 Fiscal 2008 Restructuring Action

In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, shut down a related Hong Kong research and development, sales and procurement office and consolidate procurement, research and development activities for AEG in our Shenzhen, China site.  The selling, general, and administrative functions of AEG in China have been consolidated with those of ACG throughout the Asia-Pacific region.  These actions resulted in the elimination of all manufacturing operation positions in Dongguan, China and certain related support functions.  This restructuring plan was part of a strategic initiative designed to reduce fixed costs by outsourcing the majority of AEG manufacturing to a network of qualified contract manufacturers already in place.  In November 2007, 730 employees were notified of their termination, 708 in manufacturing, 20 in research and development and 2 in selling, general, and administrative.  As of December 31, 2008, all employees had been terminated.  Restructuring and other related charges of approximately $3.7 million related to this restructuring plan, of which $3.6 million was recorded in fiscal 2008 and $0.1 million recorded in fiscal 2009 and included in discontinued operations for the periods presented.  The total restructuring charges of $3.7 million consist of $1.4 million for the write-off of facilities and equipment and accelerated depreciation, $1.4 million for severance and benefits, and $0.9 million in professional and administrative and other fees.  All restructuring and other related charges under this plan have been recorded as of March 31, 2009 and all amounts have been paid.

Q3 Fiscal 2009 Restructuring Action

In the third quarter of fiscal 2009, the Company had a reduction in force at AEG’s operations in Luxemburg and Shenzhen, China and ACG’s operations in China as part of the strategic initiative designed to reduce costs.  A total of 624 employees were notified of their termination, all of whom had been terminated as of December 31, 2009.  On January 14, 2009, the Company announced additional reductions in force related to this restructuring plan which included an additional 199 employees located in ACG’s Tijuana, Mexico, U.S., and other global locations who were notified of their termination.  An additional three employees were notified of their termination in the first quarter of fiscal 2010.  A total of 826 employees, primarily in operations positions but also including other functions, were notified of their termination under this restructuring action, all of whom, except ten employees, had been terminated as of March 31, 2009.  In fiscal 2009, the Company recorded $8.8 million of Restructuring and other charges for these activities, of which $0.8 million related to the AEG segment and is included in discontinued operations and $8.0 million related to the ACG segment.  These costs primarily consisted of $8.1 million in severance and benefits and $0.6 million for the write-off of leasehold improvements due to consolidation of facilities.  All costs had been recorded and paid as of March 31, 2010.

Q4 Fiscal 2009 Restructuring Action

At the end of the fourth quarter of fiscal 2009, the Company announced a plan to close our ACG manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products in China.  A total of 656 employees, primarily in operations positions but also including other functions, were notified of their termination, of which 623 employees have been terminated as of March 31, 2010.  The remaining employees are expected to terminate throughout fiscal 2011.

In fiscal 2009, the Company recorded $3.0 million of Restructuring and other charges related to this action, primarily consisting of severance and benefits.  In fiscal 2010, the Company recorded an additional $1.9 million of Restructuring and other related charges consisting of $0.8 million of severance and benefits and $1.1 million of non-cash charges including $0.7 million for the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of the assets being taken out of service prior to their original service period and $0.4 million of additional loss on Assets held for sale.  In addition, in fiscal 2010, the Company recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues.  To date, the Company has recorded a total of $10.1 million of costs related to this action:  $4.9 million in Restructuring and related charges which include $3.8 million of severance and benefits, $0.7 million of accelerated depreciation charges and $0.4 million loss on Assets held for sale, and $5.2 million in Cost of revenues for accelerated depreciation.  Substantially all the costs related to this action have been recorded as of March 31, 2010 and the remaining payments will be made throughout fiscal 2011.

The following table summarizes the Company’s restructuring activities during fiscal years 2009 and 2010 and the restructuring accrual as of the end of each fiscal year:

(in thousands)	Severance and Benefits	Facilities and Equipment	Other	Total

Restructuring accrual at March 31, 2008	$292	$-	$514	$806

Restructuring and other related charges - continuing operations	10,269	581	102	10,952
Restructuring and other related charges - discontinued operations	1,077	(36)	81	1,122
Cash payments	(6,170)	107	(712)	(6,775)
Non-cash	-	(535)	-	(535)
Restructuring accrual at March 31, 2009	5,468	117	(15)	5,570

Restructuring and other related charges - continuing operations	832	1,050	(15)	1,867
Restructuring and other related charges - discontinued operations	19	-	-	19
Cash payments	(6,229)	-	(67)	(6,296)
Non-cash	75	(1,167)	97	(995)
Restructuring accrual at March 31, 2010	$165	$-	$-	$165

The restructuring accrual is included in accrued liabilities in the Company’s consolidated balance sheet.

11.	COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS.  The Company leases certain equipment and facilities under operating leases expiring in various years through fiscal 2017.  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2010 are as follows:

Fiscal Year Ending March 31,	(in thousands)

2011	$4,598
2012	2,349
2013	2,147
2014	1,682
2015	1,112
Thereafter	687
Total minimum future rental payments	$12,575

Total consolidated rent expense for operating leases included in both continuing and discontinued operations was approximately $6.4 million, $6.9 million, and $6.0 million in fiscal 2008, 2009 and 2010, respectively.

EXISTENCE OF RENEWAL OPTIONS. Certain operating leases provide for renewal options for periods from one to three years.  In the normal course of business, operating leases are generally renewed or replaced by other leases.

INDEMNIFICATIONS.  Under the terms of the Asset Purchase Agreement, dated October 2, 2009, a First Amendment to the Asset Purchase Agreement, dated November 30, 2009, a Side Letter to the Asset Purchase Agreement, dated January 8, 2010, and a second Side Letter to the Asset Purchase Agreement, dated February 15, 2010 (collectively, the “Purchase Agreement”) to sell Altec Lansing, the Company’s AEG segment, the Company agreed to indemnify the purchaser following the closing of the transaction up to its one year anniversary against specified losses in connection with the AEG business and generally retain responsibility for various legal liabilities that may accrue.  The Company also made representations and warranties to the purchaser about the condition of AEG, including matters relating to intellectual property, employee matters and environmental laws.  No indemnification costs have been recorded as of March 31, 2010.

CLAIMS AND LITIGATION. Six class action lawsuits have been filed against the Company alleging that its Bluetooth headsets may cause noise-induced hearing loss.  Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the U.S. District Court for the Eastern District of Texas.  Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the U.S. District Court, Central District of California.  Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the U.S. District Court, Middle District of Florida.  Ralph Cook vs. Plantronics, Inc. was filed on February 8, 2007 in the U.S. District Court for the Eastern District of Virginia.  Randy Pierce vs. Plantronics, Inc. was filed on January 10, 2007 in the U.S. District Court for the Eastern District of Arkansas.  Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles.  The complaints state that they do not seek damages for personal injury to any individual.  These complaints seek various remedies, including injunctive relief requiring the Company to include certain additional warnings with its Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset.  Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution.  The federal cases have been consolidated for all pre-trial purposes in the U.S. District Court for the Central District of Los Angeles before Judge Fischer.  The California State Court case was dismissed by the plaintiffs.  The parties agreed in principle to settle their claims.  The U.S. District Court for the Central District of Los Angeles signed an order approving the final settlement of the lawsuit entitled In Re Bluetooth Headset Products Liability Litigation brought against Plantronics, Inc., Motorola, Inc and GN Netcom, Inc. alleging that the three companies failed to adequately warn consumers of the potential for long term noise induced hearing loss if they used Bluetooth headsets.  The companies contested the claims of the lawsuit but settled the lawsuit on a nationwide basis for an amount which the Company believes is less than the cost of litigating and winning the lawsuit.  On September 25, 2009, the Court signed a judgment in the case resolving all matters except the issue of outstanding attorneys’ fees, which will be split among the three defendants.  On October 22, 2009, the Court issued an order setting the class counsel’s attorneys’ fees and costs and the incentive award at the maximum amounts agreed to by the parties in their settlement.  The objectors to the settlement have filed a notice of appeal, and the appeal is in process. The Company believes that any loss related to these proceedings would not be material and have adequately reserved for these costs in the consolidated financial statements.

In addition, the Company is presently engaged in various legal actions arising in the normal course of business.  The Company believes that it is unlikely that any of these actions will have a material adverse impact on its operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	March 31,
(in thousands)	2009	2010

Accumulated unrealized gain on cash flow hedges, net of tax of $400 and $100, respectively	$6,334	$2,705

Accumulated foreign currency translation adjustments	2,521	3,567

Accumulated other comprehensive income	$8,855	$6,272

During the first half of fiscal 2009, the Company recorded further temporary declines in the fair market value of $1.1 million related to its ARS investments.  In the third quarter of fiscal 2009, as a result of changing the classification of the ARS from available-for-sale to trading securities, the Company recorded an other-than-temporary loss of $4.0 million in Interest and other income (expense), net in the Consolidated statement of operations, which reversed the unrealized losses recorded in Accumulated other comprehensive income.  (See Note 6)

Capital Stock

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

On January 25, 2008, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock under a new share repurchase program.  During fiscal 2008 and 2009, the Company repurchased 1,000,000 shares of its common stock under this repurchase plan in the open market at a total cost of $18.3 million and an average price of $18.30 per share.  On November 10, 2008, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2009 and 2010, we repurchased 1,000,000 shares of our common stock under this plan in the open market at a total cost of $23.7 million and an average price of $23.66 per share.  On November 27, 2009, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, we repurchased 1,000,000 shares of our common stock under this plan in the open market at a total cost of $26.3 million and an average price of $26.26 per share.  On March 1, 2010, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, we repurchased 24,100 shares of our common stock under this plan in the open market at a total cost of $0.8 million and an average price of $31.31 per share.  As of March 31, 2010, there were 975,900 remaining shares authorized for repurchase.

Primarily through employee benefit plans, we reissued 429,743 treasury shares for proceeds of $5.2 million during the year ended March 31, 2009 and 284,090 treasury shares for proceeds of $3.6 million during the year ended March 31, 2010.

In fiscal 2009 and 2010, the Company paid quarterly cash dividends of $0.05 per share resulting in total dividends of $9.8 million in each year.  On May 4, 2010, the Company announced that the Board of Directors had declared the Company’s twentieth quarterly cash dividend of $0.05 per share of the Company’s common stock, payable on June 10, 2010 to stockholders of record on May 20, 2010.

Stock Option Plans

Stock options granted subsequent to September 2007 generally vest over a three-year period.  Options granted prior to June 1999 and after September 2004 but before October 2007 generally vested over a four-year period and those options granted subsequent to May 1999 but before October 2004 generally vested over a five-year period.  In July 1999, the Stock Option Plan Committee was authorized to make option grants to employees who are not senior executives pursuant to guidelines approved by the Compensation Committee and subject to quarterly reporting to the Compensation Committee.

2003 Stock Plan

In June 2003, the Board of Directors and stockholders approved the Plantronics Inc. Parent Corporation 2003 Stock Plan (the "2003 Stock Plan").  As of March 31, 2010, there have been 9,000,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) cumulatively reserved since inception under the 2003 Stock Plan for issuance to employees, directors and consultants of Plantronics.  The Company may not grant more than 20% of the 1,000,000 shares initially reserved for issuance as Restricted Stock Awards and Restricted Stock Units.  The Company amended the Plan to provide that awards of restricted stock and restricted stock units with a per share or per unit purchase price lower than 100% of fair market value on the grant date will be counted against the total number of shares issuable under the Plan as 2.5 shares for every 1 share subject thereto.  Non-employee members of the Board of Directors receive annual grants of 2,000 restricted shares on the date of the annual stockholder’s meeting.

Under the 2003 Stock Plan, incentive stock options may not be granted at less than 100% of the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and the option term may not exceed 7 years.  Incentive stock options granted to a 10% stockholder may not be granted at less than 110% of the estimated fair market value of the common stock at the date of grant and the option term may not exceed five years.  All stock options granted on or after May 16, 2001, may not be granted at less than 100% of the estimated fair market value of the Company’s common stock at the date of grant.

The 2003 Stock Plan which has a term of 10 years (unless amended or terminated earlier by the Board of Directors) and is due to expire in September 2013, provides for incentive stock options as well as nonqualified stock options to purchase shares of common stock,.  At March 31, 2010, options to purchase 4,926,611 shares of common stock were outstanding and 1,809,622 shares were available for future grant under the 2003 Stock Plan.

1993 Stock Option Plan

In September 1993, the Board of Directors approved the Plantronics Inc. Parent Corporation 1993 Stock Option Plan (the "1993 Stock Option Plan").  Under the 1993 Stock Option Plan, there were 22,927,726 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization, or certain corporate reorganizations) cumulatively reserved since inception for issuance to employees and consultants of Plantronics.  The 1993 Stock Option Plan, which provided for incentive stock options as well as nonqualified stock options to purchase shares of common stock, had a term of 10 years and the ability to grant new options under this 1993 Stock Option Plan expired in September 2003.  At March 31, 2010, options to purchase 2,647,282 shares of common stock were outstanding under the 1993 Stock Option Plan.

Directors’ Stock Option Plan

In September 1993, the Board of Directors adopted a Directors' Stock Option Plan (the "Directors' Option Plan") and has cumulatively reserved since inception a total of 300,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) for issuance to non-employee directors of Plantronics.  At the end of fiscal 2010, options to purchase 45,000 shares of common stock were outstanding under the Directors' Option Plan.  All options were granted at fair market value and generally vest over a four-year period.  The ability to grant new options under the Directors’ Option Plan expired by its terms in September 2003, and the non-employee directors may participate in the 2003 Stock Plan.

Inducement Plan

In August 2005, the Board of Directors reserved 145,000 shares for the issuance of stock awards to Altec Lansing employees (the “Inducement Plan”).  Subsequent to the Altec Lansing acquisition, the Company granted 129,000 stock options to purchase shares of common stock at a weighted average exercise price of $33.49, which was equal to the fair value of the underlying stock on the grant date.  The Company also issued 5,000 shares of restricted stock to Altec Lansing employees with a purchase price of $0.01 per share under the Inducement Plan.  At March 31, 2010, options to purchase 12,500 shares of common stock were outstanding and the remaining shares of common stock under the Inducement Plan were not available for future grants as the reservation of such shares was subsequently canceled.

Employee Stock Purchase Plan

On June 10, 2002, the Board of Directors of Plantronics approved the 2002 Employee Stock Purchase Plan (the "2002 ESPP"), which was approved by the stockholders on July 17, 2002, to provide certain employees with an opportunity to purchase common stock through payroll deductions.  The plan qualifies under Section 423 of the Internal Revenue Code.  Under the 2002 ESPP, which is effective through June 2012, the purchase price of Plantronics’ common stock is equal to 85% of the lesser of the fair market value of Plantronics’ common stock on (i) the first day of the offering period, or (ii) the last day of the offering period.  Each offering period is six months long.  On July 29, 2009, 500,000 shares were added to the plan.  There were 238,844, 337,538 and 281,598 shares issued under the 2002 ESPP in fiscal 2008, 2009 and 2010, respectively.  At March 31, 2010, there were 670,395 shares reserved for future issuance under the ESPP.

Stock Option Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during fiscal 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2009	8,893	$25.25
Options granted	1,348	$20.65
Options exercised	(1,493)	$21.81		$9,025
Options forfeited or expired	(1,117)	$25.55
Outstanding at March 31, 2010	7,631	$25.06	3.4	$57,778
Exercisable at March 31, 2010	5,557	$26.87	2.6	$-

Options outstanding as of March 31, 2010 include 7.5 million shares that are vested or expected to vest with a weighted average exercise price of $25.16, a weighted average remaining contractual life of 3.4 years and an aggregate intrinsic value of $56.0 million.  The total cash received from employees as a result of employee stock option exercises during fiscal 2010 was $32.6 million.  The Company settles employee stock option exercises with newly issued common shares approved by stockholders for inclusion in the 1993 Stock Plan or the 2003 Stock Plan.

Restricted Stock

The following is a summary of the Company’s restricted stock award activity during the fiscal 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2009	363	$20.39
Granted	154	$24.62
Vested	(137)	$22.36
Forfeited	(19)	$20.98
Non-vested at March 31, 2010	361	$21.41

The total fair value of restricted stock awards vested during the year ended March 31, 2010 was $3.1 million.

Stock-Based Compensation

The following table summarizes the amount of stock-based compensation expense included in the consolidated statements of operations, including both continuing and discontinued operations for the periods presented:

	Fiscal Year Ended March 31,
(in thousands)	2008	2009	2010

Cost of revenues	$2,474	$2,265	$1,929

Research, development and engineering	3,552	3,663	3,505
Selling, general and administrative	9,966	9,814	9,443
Stock-based compensation expense included in operating expenses	13,518	13,477	12,948

Total stock-based compensation	15,992	15,742	14,877

Income tax benefit	(5,173)	(4,940)	(4,746)

Total stock-based compensation expense, net of tax	$10,819	$10,802	$10,131

Stock based compensation included in discontinued operations was $1.0 million, $1.0 million and $1.2 million for fiscal 2008, 2009 and 2010, respectively, including $0.3 million related to stock option modification charges in connection with the sale of the AEG segment.

As of March 31, 2010, the total unrecognized compensation cost related to unvested stock options was $13.7 million which is expected to be recognized over a weighted average period of 1.9 years, the total unrecognized compensation cost related to non-vested restricted stock awards was $5.6 million which is expected to be recognized over a weighted average period of 2.7 years, and the total unrecognized compensation cost related to the ESPP was $0.4 million which is expected to be fully recognized during the first two quarters of fiscal 2011.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
Fiscal Year Ended March 31,	2008	2009	2010	2008	2009	2010
Expected volatility	39.6%	51.6%	53.7%	45.3%	63.0%	49.0%
Risk-free interest rate	4.0%	2.9%	2.0%	3.4%	0.9%	0.2%
Expected dividends	0.8%	1.2%	1.0%	0.9%	1.6%	0.8%
Expected life (in years)	4.2	4.4	4.5	0.5	0.5	0.5
Weighted-average grant date fair value	$9.35	$7.65	$8.71	$6.20	$4.56	$7.22

The expected stock price volatility for the years ended March 31, 2008, 2009 and 2010 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with a term of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

13.	EMPLOYEE BENEFIT PLANS

Subject to eligibility requirements, substantially all employees, with the exception of direct labor and certain executives, participate in quarterly cash profit sharing plans.  The profit sharing benefits are based on the Company’s results of operations before interest and taxes, adjusted for other items.  The profit sharing is calculated and paid quarterly.  Profit sharing payments are allocated to employees based on each participating employee's base salary as a percent of all participants' base salaries.

The profit sharing plan provides for the distribution of 5% of quarterly profits to qualified employees.  Total profit sharing payments were $4.4 million, $3.6 million, and $3.2 million for fiscal 2008, 2009 and 2010, respectively.

The Company has a 401(k) plan that matches 50% of the first 6% of compensation and provides a non-elective company contribution equal to 3% of base salary.  All matching contributions are 100% vested immediately.  Total Company contributions in fiscal 2008, 2009 and 2010 were $3.8 million, $3.9 million, and $3.7 million, respectively.

14.	FOREIGN CURRENCY DERIVATIVES

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

In accordance with Derivatives and Hedging Topic of the FASB ASC, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value.  Changes in fair value (i.e. gains or losses) of the derivatives are recorded as Net revenues or Interest and other income (expense), net or as Accumulated other comprehensive income.

Non-Designated Hedges

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  These foreign exchange forward contracts are not subject to the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC, but are carried at fair value with changes in the fair value recorded within Interest and other income (expense), net on the Consolidated statement of operations in accordance with the Foreign Currency Matters Topic of the FASB ASC.  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and, therefore, do not subject the Company to material balance sheet risk.  The Company does not enter into foreign currency forward contracts for trading purposes.

As of March 31, 2010, the Company had foreign currency forward contracts of €18.0 million and £2.0 million denominated in Euros and Great Britain Pounds.  As of March 31, 2009, the Company had foreign currency forward contracts of €18.7 million and £6.5 million denominated in Euros and Great Britain Pounds.

The following table summarizes the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar equivalent (“USD”), at March 31, 2010:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
Euro ("EUR")	18,000	$24,265	Sell EUR	1 month
Great Britain Pound ("GBP")	2,000	$3,036	Sell GBP	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in net gains of $0.9 million in fiscal 2008, net losses of $6.3 million in fiscal 2009, and net gains of $1.0 million in fiscal 2010 which are included in Interest and other income (expense), net in the Consolidated statements of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated Euro and Great Britain Pound denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portions of related gains or losses are recorded in the statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes.  As of March 31, 2010, the Company had foreign currency put and call option contracts of approximately €40.2 million and £10.8 million.  As of March 31, 2009, it had foreign currency put and call option contracts of approximately €48.4 million and £14.4 million.

In fiscal 2008, 2009 and 2010, realized gains (losses) of $(3.9) million, $4.5 million and $1.8 million on cash flow hedges were recognized in Net revenues in the Consolidated statements of operations.  The Company expects to reclassify the entire amount of $2.5 million of gains accumulated in other comprehensive income to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

In the second quarter of fiscal 2010, the Company began hedging expenditures denominated in Mexican Peso which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted Peso denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Consolidated statements of operations immediately.  As of March 31, 2010, the Company had foreign currency swap contracts of approximately Mex$251.3 million.  There were no swap contracts as of March 31, 2009.

In fiscal 2010, realized gains of $0.5 million on Peso cash flow hedges were recognized in Cost of revenues in the Consolidated statements of operations.  There were no realized gains or losses in fiscal 2009.  The Company expects to reclassify the entire amount of $0.3 million of gains accumulated in other comprehensive income to Cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the Company’s outstanding Peso currency swaps and approximate U.S. Dollar equivalent (“USD”), at March 31, 2010:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
Mexican Peso	251,270	$19,630	Buy Peso	Monthly over 12 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

The fair value of derivative contracts were as follows:

		Derivative Assets Reported in Other Current Assets			Derivative Liabilities Reported in Other Current Accrued Liabilities
(in thousands)	Balance Sheet Line Item	March 31, 2009	March 31, 2010	Balance Sheet Line Item	March 31, 2009	March 31, 2010

Foreign exchange contracts designated as cash flow hedges	Other current assets	$7,613	$2,845	Accrued liabilities	$875	$74
Total derivatives designated as hedging instruments		7,613	2,845		875	74

Foreign exchange contracts not designated	Other current assets	-	-	Accrued liabilities	2	-
Total derivatives		$7,613	$2,845		$877	$74

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of March 31, 2009 and 2010, and the impact of designated derivative contracts on Accumulated other comprehensive income for fiscal years ended March 31, 2009 and 2010:

(in thousands)	March 31, 2008	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	March 31, 2009

Foreign exchange contracts designated as cash flow hedges	$(6,217)	$17,460	$4,505	$6,738

(in thousands)	March 31, 2009	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	March 31, 2010

Foreign exchange contracts designated as cash flow hedges	$6,738	$(1,685)	$2,282	$2,771

Effect of Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Net revenues in the Consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2008	2009	2010

Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(3,945)	$4,505	$2,282

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income (expense), net in the Consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2008	2009	2010

Gain (loss) on foreign exchange contracts	$(5,015)	$5,590	$(996)

15.	INCOME TAXES

Income tax expense from continuing operations for fiscal years 2008, 2009 and 2010 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2008	2009	2010

Current:
Federal	$20,990	$6,140	$17,761
State	3,087	2,452	2,290
Foreign	9,144	4,739	7,241
Total current provision for income taxes	33,221	13,331	27,292

Deferred:
Federal	(2,525)	1,323	(2,841)
State	(776)	(1,603)	(199)
Foreign	(912)	(476)	35
Total deferred benefit for income taxes	(4,213)	(756)	(3,005)
Income tax expense from continuing operations	$29,008	$12,575	$24,287

 The components of income from continuing operations before income taxes for fiscal years 2008, 2009 and 2010 are as follows:

	Fiscal Year Ended March 31,
(in thousands)	2008	2009	2010

United States	$51,192	$32,671	$51,392
Foreign	69,828	25,246	49,348
Income from continuing operations before income taxes	$121,020	$57,917	$100,740

The following is a reconciliation between statutory federal income taxes and the income tax expense from continuing operations for fiscal years 2008, 2009, and 2010:

(in thousands)	Fiscal Year Ended March 31,
	2008	2009	2010
Tax expense at statutory rate	$42,357	$20,272	$35,259
Foreign operations taxed at different rates	(14,685)	(4,546)	(11,166)
State taxes, net of federal benefit	2,312	849	2,091
Research and development credit	(612)	(3,117)	(1,383)
Other, net	(364)	(883)	(514)
Income tax expense from continuing operations	$29,008	$12,575	$24,287

The effective tax rate for fiscal years 2008, 2009 and 2010 was 24.0%, 21.7%, and 24.1% respectively.  The effective tax rate for fiscal 2010 is higher than the previous year primarily due to the incremental benefit associated with the release of a higher amount of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions in fiscal 2009 and reduced federal tax credits in fiscal 2010 as the research tax credit was available for only nine months compared to fifteen months in fiscal 2009 due to the reinstatement of the credit in October 2008 retroactively to January 1, 2008.

The effective tax rate for fiscal years 2008, 2009 and 2010 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally or a change in estimate of future taxable income which could result in a valuation allowance being required.

Permanently reinvested foreign earnings were approximately $374.8 million at March 31, 2010.  The determination of the tax liability that would be incurred if these amounts were remitted back to the U.S. is not practical.

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Significant components of our deferred tax assets and liabilities as of March 31, 2009 and 2010 are as follows:

	March 31,
(in thousands)	2009	2010

Accruals and other reserves	$9,887	$8,316
Net operating loss carryover	3,118	2,833
Stock compensation	8,714	7,946
Other deferred tax assets	4,141	4,553
Valuation allowance	(123)	(1,399)
Total deferred tax assets	25,737	22,249

Deferred gains on sales of properties	(2,096)	(2,033)
Purchased intangibles	(10,024)	(1,288)
Unremitted earnings of certain subsidiaries	(3,064)	(2,486)
Fixed asset depreciation	(3,949)	(3,619)
Other deferred tax liabilities	(2,203)	(2,463)
Total deferred tax liabilities	(21,336)	(11,889)

Net deferred tax asset/(liabilities)	$4,401	$10,360

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

As of March 31, 2010, the Company has state tax credit carryforwards of $1.9 million with no expiration provisions.

The Company established a valuation allowance of $1.1 million during fiscal 2008 related to the temporary decline in fair market value of its ARS.  The valuation allowance was recorded to Accumulated other comprehensive income.  During fiscal 2009, the decline in fair value of the ARS was treated as an other-than-temporary loss and the valuation allowance of $1.1 million was reversed.  The loss was mostly offset by the value of the Rights offer from UBS the Company accepted during fiscal 2009.  The $0.1 million valuation allowance established during fiscal 2009 for the tax effect of the net loss from the decline in value of the ARS offset by the Rights was reversed during fiscal 2010 as a result of net gains during the fiscal year on the value of the ARS offset by the Rights.  During fiscal 2009, the Company also established a $0.1 million valuation allowance in relation to the operating losses of one of its foreign subsidiaries where there is an insufficient history of earnings to support realization of the deferred tax asset.  During fiscal 2010, the valuation allowance increased to $1.4 million of which $0.8 million of the allowance was established due to a change in position for permanently reinvesting accumulated earnings of certain foreign subsidiaries where recognition of the tax benefit is uncertain and $0.6 million is attributable to the net operating losses of two foreign subsidiaries where there is an insufficient history of earnings to support realization of the deferred tax asset.

The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 31, 2008, 2009 and 2010, the Company had $12.4 million, $11.1 million and $11.2 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits as of the end of fiscal 2010 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	March 31,
(in thousands)	2008	2009	2010
Balance at beginning of period	$12,456	$12,436	$11,090
Increase (decrease) of unrecognized tax benefits related to prior years	396	(155)	100
Increase of unrecognized tax benefits related to the current year	2,977	2,205	2,016
Decrease of unrecognized tax benefits related to settlements	(3,156)	-	-
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(237)	(3,396)	(2,005)
Balance at end of period	$12,436	$11,090	$11,201

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The interest related to unrecognized tax benefits as of March 31, 2010 is approximately $1.7 million, compared to $1.6 million as of March 31, 2009 and $1.7 million as of fiscal 2008.  No penalties have been accrued.

Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits related to various jurisdictions may be reduced as a result of the lapse of the applicable statute of limitations by the end of fiscal 2011.  The Company cannot reasonably estimate the reductions at this time.  Any such reduction could be impacted by other changes in unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years prior to 2007 or state income tax examinations prior to 2006.  The Company is under examination by the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2004, except for the United Kingdom and Germany which have been concluded for tax years prior to fiscal 2008.

16.	COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

(in thousands, except earnings per share data)	Fiscal Year Ended March 31,
	2008	20091	2010

Income from continuing operations, net of tax	$92,012	$45,342	$76,453
Loss on discontinued operations, net of tax	(23,617)	(110,241)	(19,075)
Net income (loss)	$68,395	$(64,899)	$57,378

Weighted average shares-basic	48,232	48,589	48,504
Dilutive effect of employee equity incentive plans	858	358	827
Weighted average shares-diluted	49,090	48,947	49,331

Earnings (loss) per common share
Basic
Continuing operations	$1.91	$0.93	$1.58
Discontinued operations	$(0.49)	$(2.27)	$(0.39)
Net income (loss)	$1.42	$(1.34)	$1.18

Diluted
Continuing operations	$1.87	$0.93	$1.55
Discontinued operations	$(0.48)	$(2.25)	$(0.39)
Net income (loss)	$1.39	$(1.33)	$1.16

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	5,791	7,521	4,902

1
As originally reported in fiscal 2009, potentially dilutive common shares attributable to employee stock plans diluted shares were excluded from the diluted share calculation as they would have been anti-dilutive and would have reduced the net loss per share;  however, as a result of reporting our AEG segment as discontinued operations, the anti-dilution of these potentially dilutive common shares is now based on income from continuing operations as compared to net income (loss) and are now included in the shares used in diluted per share calculation.

17.	GEOGRAPHICAL INFORMATION

Plantronics designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, which includes corded and cordless communication headsets, audio processors, and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes PC and gaming headsets; and “Clarity”, which includes specialty products marketed for hearing impaired individuals.

The following table presents Net revenues by product group within Plantronics:

	Fiscal Year Ended March 31,
(in thousands)	2008	2009	2010

Net revenues from unaffiliated customers:
Office and Contact Center	$519,958	$429,669	$404,397
Mobile	171,880	187,419	149,756
Gaming and Computer Audio	33,612	34,052	39,260
Clarity	22,485	23,450	20,424
Total net revenues	$747,935	$674,590	$613,837

Major Customers

No customer accounted for 10% or more of total net revenues for fiscal years 2008, 2009 and 2010, nor did any one customer account for 10% or more of accounts receivable at March 31, 2009 or March 31, 2010.

Geographic Information

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization.  The following table presents net revenues by geographic area within continuing operations:

	Fiscal Year Ended March 31,
(in thousands)	2008	2009	2010

Net revenues from unaffiliated customers:
United States	$461,662	$424,290	$378,119

Europe, Middle East and Africa	188,429	162,697	148,070
Asia Pacific	49,603	41,846	46,494
Americas, excluding United States	48,241	45,757	41,154
Total International net revenues	286,273	250,300	235,718
Total net revenues	$747,935	$674,590	$613,837

The following table presents long-lived assets by geographic area on a consolidated basis:

	Fiscal Year Ended March 31,
(in thousands)	2009	2010

United States	$100,173	$66,327
China	21,130	3,620
Mexico	8,785	7,230
Other countries	6,211	5,977
Total Long-lived assets	$136,299	$83,154

18.	SUBSEQUENT EVENTS

On May 4, 2010, the Company’s Board of Directors declared a cash dividend of $0.05 per share of our common stock, payable on June 10, 2010 to stockholders of record on May 20, 2010.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended
	June 30, 20081,2	September 30, 20081	December 31, 20083,4,7,8	March 31, 20094,5
	($ in thousands, except per share data)

Net revenues	$198,527	$195,349	$152,616	$128,098
Gross profit	$89,170	$92,746	$60,417	$49,598
Income (loss) from continuing operations, net of tax	$24,937	$21,753	$6,154	$(7,502)
Loss from discontinued operations, net of tax10	$(4,443)	$(4,105)	$(98,163)	$(3,530)
Net income (loss)11	$20,494	$17,648	$(92,009)	$(11,032)
Basic net income (loss) per common share12	$0.42	$0.36	$(1.90)	$(0.23)
Diluted net income (loss) per common share12	$0.42	$0.36	$(1.90)	$(0.23)
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

	Quarter Ended
	June 30, 20095,6	September 30, 20095,7	December 31, 20095	March 31, 20105,9
	($ in thousands, except per share data)

Net revenues	$141,162	$144,458	$165,935	$162,282
Gross profit	$65,004	$67,931	$80,369	$87,766
Income from continuing operations, net of tax	$12,938	$15,897	$23,203	$24,415
Income (loss) from discontinued operations, net of tax10	$(2,288)	$(16,643)	$47	$(191)
Net income (loss)11	$10,650	$(746)	$23,250	$24,224
Basic net income (loss) per common share12	$0.22	$(0.02)	$0.48	$0.50
Diluted net income (loss) per common share12	$0.22	$(0.02)	$0.47	$0.49
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Each of the Company’s fiscal years ends on the Saturday closest to the last day of March.  The Company’s fiscal year 2010 consists of 53 weeks and the first, second and third quarters consist of 13 weeks and the fourth quarter consists of 14 weeks.  The Company’s fiscal year 2009 consists of 52 weeks and each quarter consists of 13 weeks.  Our interim fiscal quarters for the first, second, third and fourth quarter of fiscal 2010 ended on June 27, 2009, September 26, 2009, December 26, 2009 and April 3, 2010, respectively, and our interim fiscal quarters for the first, second, third and fourth quarter of fiscal 2009 ended on June 28, 2008, September 27, 2008, December 27, 2008 and March 28, 2009, respectively.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and our interim quarterly periods as ending on the last calendar day of the applicable month end.

1
In November 2007, the Company announced plans to close AEG’s manufacturing facility in Dongguan, China, to shut down a related Hong Kong research and development, sales and procurement office and to consolidate procurement, research, and development activities for AEG in the Shenzhen, China site.  As a result of these activities, $0.2 million and $(0.1) million in restructuring and other related charges in discontinued operations was recorded in the first and second quarters of fiscal 2009, respectively.

2
In the first quarter of fiscal 2009, the Company announced a reduction in force in AEG’s operations in Milford, Pennsylvania as part the strategic initiative to reduce costs.  As a result of these activities, $0.2 million in restructuring and other related charges was recorded in the first quarter of fiscal 2009 and are included in discontinued operations.

3
In the third quarter of fiscal 2009, the Company recorded non-cash impairment charges in the amount of $117.5 million which consisted of $54.7 million related to the goodwill arising from the purchase of Altec Lansing in August 2005, $58.7 million related to intangible assets primarily associated with the Altec Lansing trademark and trade name and $4.1 million related to property, plant and equipment related to the AEG segment.  These charges are included in discontinued operations.

4
In the third quarter of fiscal 2009, the Company announced a reduction in force in AEG’s operation in Luxemburg and Shenzhen, China and ACG’s operations in China, Mexico and various other worldwide locations.  As a result of these activities, $0.7 million and $0.1 million in restructuring and other related charges in discontinued operations was recorded in the third and fourth quarters of fiscal 2009, and $0.3 million and $7.7 million in restructuring and other related charges in continuing operations was recorded in the third and fourth quarters of fiscal 2009, respectively.

5
In March 2009, the Company announced a restructuring plan to close its ACG Suzhou, China manufacturing operations in fiscal 2010 in order to outsource manufacturing of its Bluetooth products to an existing supplier in China.  The manufacturing facility was closed in July 2009.  As a result of these activities, $3.0 million in restructuring and other related charges was recorded as part of continuing operations in the fourth quarter of fiscal 2009.  In the first, second, third and fourth quarters of fiscal 2010, additional restructuring and other related charges of $0.6 million, $0.9 million, $0.3 million and $0.1 million, respectively, were recorded as part of this action.  In addition, the Company recorded non-cash charges of $3.5 million and $1.7 million, respectively, in the first and second quarters of fiscal 2010 related to accelerated depreciation related to the building and equipment associated with manufacturing operations and is included in Cost of revenues.

6
The first quarter of fiscal 2010 includes a correcting adjustment of approximately $1.3 million in Cost of revenues related to an overstatement of duty expense in prior periods, beginning in the third quarter of fiscal 2005 through the fourth quarter of fiscal 2009.  The Company assessed the materiality of the error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements”, and determined that the impact of the correcting adjustment was not material to its projected full year results for fiscal 2010 nor did it have a material impact on amounts reported in prior periods.

7
In the second quarter of fiscal 2010, the Company recorded non-cash impairment charges in the amount of $18.6 million on the Altec Lansing trademark and trade name, $2.8 million related to intangible assets related to customer relationships, technology and the inMotion trade name, and $3.8 million related to property, plant and equipment related to the AEG segment.  These charges are included in discontinued operations.

8
As originally reported in fiscal 2009, potentially dilutive common shares attributable to employee stock plans diluted shares were excluded from the diluted share calculation as they would have been anti-dilutive and would have reduced the net loss per share; however, as a result of reporting our AEG segment as discontinued operations, the anti-dilution of these potentially dilutive common shares is now based on income from continuing operations as compared to net income (loss) and are now included in the shares used in diluted per share calculation.

9
On May 4, 2010, the Company issued a press release announcing our preliminary results for the fourth quarter of fiscal 2010.  In the press release, the Company reported Income from discontinued operations, net of tax, of $0.2 million and Net income of $24.6 million.  Subsequent to the issuance of the press release, management recorded an adjustment related to its discontinued operations resulting in a Loss on discontinued operations, net of tax, of $0.2 million and Net income of $24.2 million for the fourth quarter of fiscal 2010.

10
The Company sold Altec Lansing, its AEG segment, effective December 1, 2009 and has classified the AEG operating results, including the loss on sale, as discontinued operations for all periods presented.

11	Net income (loss) includes the operating results from both continuing and discontinued operations.

12
Basic and diluted earnings per share is presented on net income (loss) including both continuing and discontinued operations and are computed independently for each of the quarters presented; therefore, the sum of the quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Plantronics’ management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that, our internal control over financial reporting was effective as of April 3, 2010.  The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting which appears on page 50 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One – Election of Directors" in our definitive 2010 Proxy Statement for the annual meeting of stockholders to be held on July 27, 2010 (“2010 Proxy Statement”), expected to be filed with the Securities and Exchange Commission on or about June 11, 2010 is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Employees" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information regarding the standing audit committee and names of the financial expert(s) in the audit committee, under the caption "Corporate Governance” subhead “Audit Committee" in our 2010 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement is incorporated into this Item 10 by reference.

Code of Ethics

Plantronics has adopted a Worldwide Code of Business Conduct and Ethics (the “Code”), which applies to all Plantronics’ employees, including directors and officers.  The Code is posted on the Plantronics’ corporate website under the Corporate Governance section of Investor Relations portal (www.plantronics.com).  We intend to disclose future amendments to the Code, or any waivers of such provisions granted to executive officers and directors, on this web site within four business days following the date of such amendment or waiver.

Stockholders may request a free copy of the Code from our Investor Relations department as follows:

Plantronics, Inc.
345 Encinal Street
Santa Cruz, California 95060
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

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” under the main caption “Proposal Two – Approval of Amendment to the 2003 Stock Plan”, and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2010 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Corporate Governance” subhead “Director Independence" in the 2010 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Three - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2010 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)	Financial Statement Schedules.

PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions		Balance at End of Year

Allowance for doubtful accounts:
Year ended March 31, 2008	$5,078	$(232)	$(3,111)		$1,735
Year ended March 31, 2009	1,735	1,784	(535)		2,984
Year ended March 31, 2010	2,984	130	(1,268)		1,846

Provision for returns:
Year ended March 31, 2008	$7,838	$27,668	$(25,632)		$9,874
Year ended March 31, 2009	9,874	25,731	(28,013)		7,592
Year ended March 31, 2010	7,592	30,417	(24,197	)1	13,812

Provision for promotions, rebates and other:
Year ended March 31, 2008	$23,057	$52,915	$(48,076)		$27,896
Year ended March 31, 2009	27,896	49,471	(54,406)		22,961
Year ended March 31, 2010	22,961	41,237	(50,418	)1	13,780

Warranty reserves:
Year ended March 31, 2008	$7,240	$22,095	$(18,894)		$10,441
Year ended March 31, 2009	10,441	21,595	(19,612)		12,424
Year ended March 31, 2010	12,424	14,482	(15,900	)1	11,006

1	Deductions include the following amounts assumed by the purchaser as part of the sale of Altec Lansing on December 1, 2009:

Provision for returns	$(1,440)
Provision for promotions, rebates and other	$(3,284)
Warranty reserves	$(383)

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
June 1, 2010
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

Signature	Title	Date

/s/ Ken Kannappan (Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2010

/s/ Barbara Scherer (Barbara Scherer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 1, 2010

/s/ Marv Tseu (Marv Tseu)	Chairman of the Board and Director	June 1, 2010

/s/ Brian Dexheimer (Brian Dexheimer)	Director	June 1, 2010

/s/ Gregg Hammann (Gregg Hammann)	Director	June 1, 2010

/s/ John Hart (John Hart)	Director	June 1, 2010

/s/ Marshall Mohr (Marshall Mohr)	Director	June 1, 2010

/s/ Roger Wery (Roger Wery)	Director	June 1, 2010

EXHIBITS INDEX
		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement, dated October 2, 2009, by and among Plantronics, Inc., Plantronics, B.V., and Audio Technologies Acquisition, LLC.	10-Q	001-12696	2.1	1/27/2010

2.1.1	First Amendment to Asset Purchase Agreement, dated November 30, 2009, by and among Plantronics, Inc., Plantronics, B.V., Altec Lansing, LLC (f/k/a Audio Technologies Acquisition, LLC) and Audio Technologies Acquisition B.V.	10-Q	001-12696	2.1.1	1/27/2010

2.1.2	Side Letter, dated January 8, 2010, to the Asset Purchase Agreement, dated October 2, 2009, by and among Plantronics, Inc., Plantronics, B.V., and Audio Technologies Acquisition, LLC., as amended by that certain First Amendment to Asset Purchase Agreement, dated November 30, 2009, by and among Plantronics, Inc., Plantronics, B.V., Altec Lansing, LLC (f/k/a Audio Technologies Acquisition, LLC), and Audio Technologies Acquisition B.V.	10-Q	001-12696	2.1.2	1/27/2010

2.1.3
Side Letter, dated February 15, 2010, to the Asset Purchase Agreement, dated October 2, 2009, by and among Plantronics, Inc., Plantronics, B.V., and Audio Technologies Acquisition, LLC., as amended by that certain First Amendment to Asset Purchase Agreement, dated November 30, 2009, by and among Plantronics, Inc., Plantronics, B.V., Altec Lansing, LLC (f/k/a Audio Technologies Acquisition, LLC), and Audio Technologies Acquisition B.V.
						X

3.1.1	Amended and Restated By-Laws of the Registrant	8-K	001-12696	3(ii)	1/20/2009

3.2.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3(i)	1/20/2009

3.3	Registrant’s Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002	8-A	001-12696	3.6	3/29/2002

4.1	Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively	8-A	001-12696	4.1	3/29/2002

10.1*	Plantronics, Inc. Non-EMEA Quarterly Profit Sharing Plan	10-K	001-12696	10.1	6/1/2001

10.2*	Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.3.1*	Executive Incentive Plan, dated May 8, 2009, as amended	10-K	001-12696	10.3.4	5/26/2009

10.4.1	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)	10-Q	001-12696	10.5.1	8/6/2004

10.4.2	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)	10-Q	001-12696	10.5.2	8/6/2004

10.4.3	Lease Agreement dated October 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)	10-Q	001-12696	10.5.4	8/6/2004

10.5	Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom	S-1		10.32	10/20/1993

10.6*	Amended and Restated 2003 Stock Plan	14-A	001-12696		6/12/2009

10.7*	1993 Stock Option Plan	10-K	001-12696	10.8	6/21/2002

10.8.1*	1993 Director Stock Option Plan	S-1		10.29	10/20/1993

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.8.2*	Amendment to the 1993 Director Stock Option Plan	S-8	333-14833	4.4	10/25/1996

10.8.3*	Amendment No. 2 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9(a)	6/1/2001

10.8.4 *	Amendment No. 3 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9(b)	6/1/2001

10.8.5*	Amendment No. 4 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9.5	6/21/2002

10.9.1*	Plantronics, Inc. 2002 Amended and Restated Employee Stock Purchase Plan, effective as of July 29, 2009, as approved by the Plantronics Board of Directors on January 14, 2010					X

10.9.2	Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust	S-8	333-19351	4.3	1/7/1997

10.10.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996	S-8	333-19351	4.5	3/25/1997

10.10.2	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.10.3	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.11.1*	Second Amended and Restated Employment Agreement dated on November 17, 2009 between Registrant and Ken Kannappan					X

10.11.2*	Employment Agreement dated as of November 1996 between Registrant and Don Houston	10-K	001-12696	10.14.2	6/2/2003

10.11.3*	Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer	10-K	001-12696	10.14.4	6/2/2003

10.11.4*	Employment Agreement dated as of June 2003 between Registrant and Philip Vanhoutte	10-K	001-12696	10.12.4	5/31/2005

10.11.5*	Form of Change of Control Severance Agreement, dated on or about January 26, 2009, between Registrant, Barbara Scherer, Don Houston, Rich Pickard and Renee Niemi	8-K	001-12696	10.1	1/30/2009

10.12	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.13**	Second Amended and Restated Development and Manufacturing Agreement, dated March 20, 2009, between Plantronics, B.V., and GoerTek, Inc.	10-K	001-12696	10.15	5/26/2009

14	Worldwide Code of Business Conduct and Ethics					X

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
**	Confidential treatment has been granted with respect to certain portions of this Exhibit.