Form 10-Q
period 2010-07-03
PLANTRONICS INC /CA/
filed 2010-08-05
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

As of July 31, 2010, 47,670,914 shares of common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30,	March 31,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$363,030	$349,961
Short-term investments	-	19,231
Accounts receivable, net	96,850	88,328
Inventory, net	78,224	70,518
Deferred income taxes	10,935	10,911
Other current assets	18,114	21,782
Assets held for sale	8,861	8,861
Total current assets	576,014	569,592
Property, plant and equipment, net	64,946	65,700
Intangibles, net	3,140	3,449
Goodwill	14,005	14,005
Other assets	2,322	2,605
Total assets	$660,427	$655,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,507	$23,779
Accrued liabilities	46,668	45,837
Income taxes payable	4,971	-
Total current liabilities	82,146	69,616
Deferred tax liability	632	551
Long-term income taxes payable	13,280	12,926
Other long-term liabilities	929	924
Total liabilities	96,987	84,017

Stockholders' equity:
Common stock	700	695
Additional paid-in capital	440,086	428,407
Accumulated other comprehensive income	6,902	6,272
Retained earnings	218,783	195,293
Total stockholders' equity before treasury stock	666,471	630,667
Less: Treasury stock, at cost	(103,031)	(59,333)
Total stockholders' equity	563,440	571,334
Total liabilities and stockholders' equity	$660,427	$655,351

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Net revenues	$170,685	$141,162
Cost of revenues	81,237	76,158
Gross profit	89,448	65,004
Operating expenses:
Research, development and engineering	14,901	13,669
Selling, general and administrative	38,686	33,184
Restructuring and other related charges	-	578
Total operating expenses	53,587	47,431
Operating income	35,861	17,573
Interest and other income (expense), net	(382)	1,347
Income from continuing operations before income taxes	35,479	18,920
Income tax expense from continuing operations	9,533	5,982
Income from continuing operations	25,946	12,938
Discontinued operations:
Loss from operations of discontinued AEG segment	-	(3,175)
Income tax benefit on discontinued operations	-	(887)
Loss on discontinued operations, net of tax	-	(2,288)
Net income	$25,946	$10,650

Earnings (loss) per common share:
Basic
Continuing operations	$0.54	$0.27
Discontinued operations	$-	$(0.05)
Net income	$0.54	$0.22

Diluted
Continuing operations	$0.52	$0.27
Discontinued operations	$-	$(0.05)
Net income	$0.52	$0.22

Shares used in computing earnings (loss) per share:
Basic	48,128	48,527
Diluted	49,714	48,665

Cash dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,946	$10,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,992	5,385
Non-cash restructuring charges - accelerated depreciation	-	3,762
Stock-based compensation	3,777	3,502
Provision for (benefit from) sales allowances and doubtful accounts	115	(581)
Provision for (benefit from) excess and obsolete inventories	(273)	281
Benefit from deferred income taxes	(1,249)	(1,424)
Income tax benefit associated with stock option exercises	797	155
Excess tax benefit from stock-based compensation	(648)	(16)
Other operating activities	41	-

Changes in assets and liabilities:
Accounts receivable, net	(7,264)	(5,152)
Inventory, net	(7,509)	9,236
Other assets	(928)	1,679
Accounts payable	6,728	3,118
Accrued liabilities	102	(2,781)
Income taxes	8,420	9,950
Cash provided by operating activities	32,047	37,764

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short-term investments	-	35,000
Proceeds from sale of short-term investments	23,250	-
Purchase of short-term investments	-	(25,000)
Proceeds from sales of property, plant and equipment	-	163
Capital expenditures and other assets	(3,007)	(1,709)
Cash provided by investing activities	20,243	8,454

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(43,706)	(445)
Proceeds from sale of treasury stock	13	18
Proceeds from issuance of common stock	7,666	668
Payment of cash dividends	(2,456)	(2,444)
Excess tax benefit from stock-based compensation	648	16
Cash used for financing activities	(37,835)	(2,187)
Effect of exchange rate changes on cash and cash equivalents	(1,386)	1,350
Net increase in cash and cash equivalents	13,069	45,381
Cash and cash equivalents at beginning of period	349,961	158,193
Cash and cash equivalents at end of period	$363,030	$203,574

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the "Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the March 31, 2010 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the SEC on June 1, 2010.  The results of operations for the interim period ended June 30, 2010 are not indicative of the results to be expected for the entire fiscal year and any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 2, 2011 and consists of 52 weeks and the prior fiscal year ended on April 3, 2010 and consisted of 53 weeks.  The Company’s results of operations for the three months ended on July 3, 2010 and June 27, 2009 each contain 13 weeks.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

Prior to December 1, 2009, the Company operated under two reportable segments, the Audio Communications Group (“ACG”) and the Audio Entertainment Group (“AEG”).  As set forth in Note 3, Discontinued Operations, the Company completed the sale of Altec Lansing, its AEG segment, effective December 1, 2009, and, therefore, it is no longer included in continuing operations and the Company operates as one segment.  Accordingly, the Company has classified the AEG operating results, including the loss on sale of AEG, as discontinued operations in the Consolidated statement of operations for all periods presented.

Certain financial statement reclassifications have been made to previously reported amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement.  The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including VSOE, third party evidence of selling price (“TPE”), or estimated selling price (“ESP”).

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality, from the scope of ASC 605-985, Software-Revenue Recognition .

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method.  If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year.  Full retrospective application of these amendments to prior fiscal years is optional.  Early adoption of these standards may be elected.  The Company is currently evaluating the impact, if any, that these accounting standards will have on its consolidated financial statements.

3. DISCONTINUED OPERATIONS

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

Pursuant to the APA, we received approximately $11.1 million upon closing of the transaction.  In addition, the Company originally recorded $5.1 million in contingent escrow assets which primarily consisted of amounts for (1) potential customer short payments on accounts receivable for sales related reserves that were sold to the Purchaser, (2) potential indemnification claims, and (3) potential adjustments related to the final valuation of net assets sold in comparison to the target net asset value.  In the fourth quarter of fiscal 2010, the Company received $2.1 million of the escrow and released $1.4 million of the escrow for potential customer short payments as this was not utilized.  The remaining escrow amounts of $1.6 million are included in Other current assets on the Condensed consolidated balance sheet as of June 30, 2010 and March 31, 2010 as they are all collectable within one year.

The final purchase price was based on certain post closing adjustments which were finalized in the fourth quarter of fiscal 2010.  Consequently, the actual proceeds and net assets sold varied from the amounts reported in the third quarter of fiscal 2010 based on the final net asset value as compared to the target net asset value per the APA.

Under the terms of the APA, the Company sold the following net assets, valued at their book value (in thousands) as of December 1, 2009:

Inventory, net	$17,702
Sales related reserves included in Accounts receivable, net	(4,724)
Property, plant and equipment, net	1,012
Warranty obligation accrual	(383)
Accrual for inventory claims at manufacturers	(657)
Adjustment for final assets transferred	(1,893)
Total net assets sold	$11,057

The Company retained all existing AEG related accounts receivable, accounts payable and certain other liabilities as of the close date.

The results from discontinued operations for the three months ended June 30, 2010 and 2009 are as follows:

(in thousands)	Three Months Ended June 30,
	2010	2009

Net revenues	$-	$18,963
Cost of revenues	-	(16,411)
Operating expenses	-	(5,708)
Restructuring and other related charges	-	(19)
Loss from operations of discontinued AEG segment	-	(3,175)
Tax benefit from discontinued operations	-	(887)
Loss on discontinued operations, net of tax	$-	$(2,288)

4. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

Accounts receivable, net:

	June 30,	March 31,
(in thousands)	2010	2010

Accounts receivable	$120,911	$118,199
Provisions for returns	(11,328)	(13,812)
Provisions for promotions, rebates and other	(11,489)	(13,780)
Allowance for doubtful accounts	(833)	(1,846)
Reserve for sales allowances	(411)	(433)
Accounts receivable, net	$96,850	$88,328

Inventory, net:

	June 30,	March 31,
(in thousands)	2010	2010

Inventory, net:
Raw materials	$17,431	$13,287
Work in process	2,893	2,791
Finished goods	57,900	54,440
Inventory, net	$78,224	$70,518

If forecasted revenue and gross margin rates are not achieved, it is possible that the Company may have increased requirements for inventory provisions.

Assets Held for Sale:

	June 30,	March 31,
(in thousands)	2010	2010

Land use rights	$514	$514
Buildings and improvements	8,227	8,227
Machinery and equipment	120	120
Assets held for sale	$8,861	$8,861

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

In July 2009, the Company stopped all manufacturing processes in the Suzhou location.  As a result, the building and related fixed assets were transferred, at the lower of their carrying value or fair value less the costs to sell, to Assets held for sale in the Condensed consolidated balance sheet.  The fair value of the building was based on a current appraisal value adjusted for expected selling costs.  The Company subsequently reduced the fair value of the building as it received a non-binding letter of intent from a buyer in the fourth quarter of fiscal 2010 and expected the sale to be completed within a one year period from the time when it met the applicable criteria for “held for sale accounting” at an amount approximating its carrying value.  The assets held for sale were measured at fair value using unobservable inputs and, therefore, are a Level 3 fair value measure.

In July 2010, the Company entered into a binding contract for the sale of the building and related assets which approximated the carrying value of the assets held for sale.

Accrued Liabilities:

	June 30,	March 31,
(in thousands)	2010	2010

Accrued liabilities:
Employee compensation and benefits	$21,904	$21,987
Warranty obligation accrual	10,279	11,006
Accrued advertising and sales and marketing	2,074	3,036
Accrued other	12,411	9,808
Accrued liabilities	$46,668	$45,837

Changes during the three months ended June 30, 2010 in the warranty obligation accrual, which is included as a component of Accrued liabilities in the Condensed consolidated balance sheets, are as follows:

Three Months Ended
(in thousands)	June 30, 2010

Warranty obligation accrual at March 31, 2010	$11,006
Warranty provision relating to products shipped during the period	3,724
Deductions for warranty claims processed during the period	(4,451)
Warranty obligation accrual at June 30, 2010	$10,279

5. SHORT-TERM INVESTMENTS

At June 30, 2010, the Company did not have any short-term investments.  The following table represents the Company’s short-term investments at March 31, 2010:

(in thousands)	March 31, 2010
	Adjusted Cost Basis	Unrealized Gain(Loss)	Accrued Interest	Fair Value
Short-term investments:
Auction rate securities	$19,231	$-	$-	$19,231
Total short-term investments	$19,231	$-	$-	$19,231

At March 31, 2010, the Company’s short-term investments consisted of auction rate securities (“ARS”) classified as trading securities.

The Company did not incur any material realized or unrealized net gains or losses in the three months ended June 30, 2010 or 2009.

6. FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of June 30, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$35,000	$-	$-	$35,000
Treasury bills	234,985	-	-	234,985
Derivative assets	434	4,611	-	5,045
Total assets measured at fair value	$270,419	$4,611	$-	$275,030

Derivative liabilities	$1,168	$884	$-	$2,052

Fair Values as of March 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$29,000	$-	$-	$29,000
Treasury bills	250,979	-	-	250,979
Derivative assets	232	2,845	-	3,077
Auction rate securities - trading securities	-	-	19,231	19,231
Derivative - UBS Rights Agreement	-	-	3,985	3,985
Total assets measured at fair value	$280,211	$2,845	$23,216	$306,272

Derivative liabilities	$29	$74	$-	$103

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

Level 2 assets and liabilities consist of derivative foreign currency call and put option contracts.  Fair value is determined using a Black-Scholes valuation model using inputs that are observable in the market.  During the 3 months ended June 30, 2010, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

Level 3 assets as of March 31, 2010 consisted of ARS primarily comprised of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  These ARS investments are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, typically every 7 or 35 days; however, the uncertainties in the credit markets affected all of the Company’s holdings, and, as a consequence, these investments were not currently liquid.  As a result, the Company was not able to access these funds until a future auction of these investments was successful, the underlying securities were redeemed by the issuer, or a buyer was found outside of the auction process.  Maturity dates for these ARS investments ranged from 2029 to 2039.  All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition.  The Company used a discounted cash flow model to determine an estimated fair value of the Company’s investment in ARS as of March 31, 2010.  The key assumptions used in preparing the discounted cash flow model include current estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  The Company exercised its option under the UBS Rights Agreement and sold all of its remaining ARS to UBS at par value in June 2010.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets during the three months ended June 30, 2010:

(in thousands)	Three Months Ended June 30, 2010

Balance at beginning of period	$23,216
Unrealized net gain on ARS and Rights included in Interest and other income, net	34
Proceeds from sale of ARS	(23,250)
Balance at end of period	$-

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill as of June 30, 2010 and March 31, 2010 was $14.0 million.

The following tables present the carrying value of acquired intangible assets with remaining net book values as of each period:

	June 30, 2010			March 31, 2010

(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$6,500	$(4,275)	$2,225	$6,500	$(4,064)	$2,436	3-10 years
Patents	720	(686)	34	720	(660)	60	7 years
Customer relationships	1,705	(835)	870	1,705	(765)	940	3-8 years
OEM relationships	27	(16)	11	27	(14)	13	7 years
Total	$8,952	$(5,812)	$3,140	$8,952	$(5,503)	$3,449

The aggregate amortization expense relating to purchased intangible assets for the three months ended June 30, 2010 and 2009 was $0.3 million and $0.6 million, respectively.  There was no amortization expense recorded to discontinued operations for the three months ended June 30, 2010, and the amortization related to discontinued operations for the three months ended June 30, 2009 was not material.

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  The Company also reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  For the three months ended June 30, 2010, the Company did not identify any potential impairment related to its remaining intangible assets and there have not been any events or changes in circumstances indicating an impairment may have occurred which would trigger an interim impairment review of goodwill.

The estimated future amortization expense of purchased intangible assets as of June 30, 2010 is as follows:

Fiscal Year Ending March 31,	(in thousands)
2011 (remaining nine months)	$885
2012	821
2013	630
2014	454
2015	350
Thereafter	-
Total estimated amortization expense	$3,140

8. RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below, applying the guidance of the Exit or Disposal Cost Obligations Topic and the Compensation – Nonretirement Postemployment Benefits Topic of the FASB ASC.

The Company announced various restructuring activities in fiscal 2009 in an effort to reduce its cost structure.  These actions consisted of reductions in force throughout all of the Company’s geographies along with a plan to close its manufacturing operations in its Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products to a third party supplier in China.  The Company exited the manufacturing portion of the facility in July 2009 at which time the remaining assets were classified as Assets held for sale on the Condensed consolidated balance sheet (see Note 4).  Approximately 1,500 employees from functions across the Company were notified of their termination under these actions, of which substantially all employees have been terminated as of June 30, 2010.

As a result of these various actions, in the three months ended June 30, 2009, the Company recorded approximately $0.6 million of Restructuring and other related charges, consisting of severance and benefits along with facilities and equipment charges.  There were no charges in the three months ended June 30, 2010.

As of June 30, 2010, the Company has recorded a total of $19.1 million of costs related to these actions which includes $12.2 million of severance and benefits and $6.9 million in non-cash charges related to accelerated depreciation charges, the write-off of facilities and equipment and loss on Assets held for sale, of which $5.2 million of accelerated depreciation was recorded in Cost of revenues.  Substantially all the costs related to these actions have been recorded and paid as of June 30, 2010.

9. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense included in the Condensed consolidated statements of operations:

	Three Months Ended
	June 30,
(in thousands)	2010	2009

Cost of revenues	$533	$431

Research, development and engineering	937	820
Selling, general and administrative	2,307	2,251
Stock-based compensation expense included in operating expenses	3,244	3,071

Total stock-based compensation	3,777	3,502
Income tax benefit	(1,041)	(1,057)
Total stock-based compensation, net of tax	$2,736	$2,445

The above table includes stock based compensation in discontinued operations which was not material for the three months ended June 30, 2010 and 2009.

Stock Options

The following is a summary of the Company’s stock option activity during the three months ended June 30, 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2010	7,631	$25.06
Options granted	215	$30.39
Options exercised	(361)	$21.25
Options forfeited or expired	(347)	$35.00
Outstanding at June 30, 2010	7,138	$24.93	3.45	$35,677
Vested and expected to vest at June 30, 2010	6,982	$24.98	3.39	$34,787
Exercisable at June 30, 2010	5,281	$26.05	2.62	$23,817

The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $3.7 million and $0.1 million, respectively.

As of June 30, 2010, total unrecognized compensation cost related to unvested stock options was $13.1 million, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the three months ended June 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2010	361	$21.41
Granted	195	$30.20
Vested	(12)	$23.39
Forfeited	-	$-
Non-vested at June 30, 2010	544	$24.14

As of June 30, 2010, total unrecognized compensation cost related to non-vested restricted stock awards was $9.1 million, which is expected to be recognized over a weighted average period of 2.9 years.  The total fair value of restricted stock awards vested during the three months ended June 30, 2010 was $0.3 million.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each option grant is estimated on the date of grant using the straight-line attribution approach with the following weighted average assumptions:

	Three Months Ended
	June 30,
Employee Stock Options	2010	2009
Expected volatility	46.1%	56.7%
Risk-free interest rate	1.9%	2.0%
Expected dividends	0.7%	1.2%
Expected life (in years)	4.2	4.5
Weighted-average grant date fair value	$11.26	$7.42

There was no new ESPP cycle started during the three months ended June 30, 2010 and 2009.

10. COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended
	June 30, 2010
(in thousands)	2010	2009
Net income	$25,946	$10,650
Unrealized gain (loss) on cash flow hedges, net of tax	932	(8,640)
Foreign currency translation gain (loss), net of tax	(302)	1,280
Comprehensive income	$26,576	$3,290

11. FOREIGN CURRENCY DERIVATIVES

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

As of June 30, 2010, the Company had foreign currency forward contracts denominated in Euros, Great Britain Pounds, and Australian Dollars.  These forward contracts hedge against a portion of the Company’s foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the Company’s outstanding foreign exchange currency contracts, and approximate U.S. dollar equivalent (“USD”), at June 30, 2010:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
Euro ("EUR")	16,500	$20,701	Sell Euro	1 month
Great Britain Pound ("GBP")	2,250	$3,418	Sell GBP	1 month
Australian Dollar ("AUD")	2,000	$1,675	Sell AUD	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of $0.6 million in the three months ended June 30, 2010 and a net gain of $1.0 million in the three months ended June 30, 2009, which are included in Interest and other income (expense), net in the Condensed consolidated statement of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated Euro and Great Britain Pound denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes.  As of June 30, 2010, the Company had foreign currency put and call option contracts of approximately €41.8 million and £11.3 million.  As of March 31, 2010, it had foreign currency put and call option contracts of approximately €40.2 million and £10.8 million.

In the three months ended June 30, 2010 and 2009, realized gains of $1.0 million and $3.5 million, respectively, on cash flow hedges were recognized in Net revenues in the Condensed consolidated statements of operations.  The Company expects to reclassify the entire amount of $4.2 million of gains, net of tax, in Accumulated other comprehensive income to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

In the second quarter of fiscal 2010, the Company began hedging expenditures denominated in Mexican Peso (“MX$”)which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted Peso denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  As of June 30, 2010 and March 31, 2010, the Company had foreign currency swap contracts of approximately MX$200.2 million and MX$251.3 million, respectively.

In the three months ended June 30, 2010, realized gains of $0.1 million on Peso cash flow hedges were recognized in Cost of revenues in the Condensed consolidated statements of operations.  There were no realized gains or losses for the same periods in the prior year.  The Company expects to reclassify the entire amount of $0.5 million of losses, net of tax, in Accumulated other comprehensive income to Cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the Company’s outstanding Peso currency swaps, and approximate U.S. dollar equivalent (“USD”), at June 30, 2010:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
Mexican Peso	200,200	$15,641	Buy Peso	Monthly over 9 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
	June 30,	March 31,	June 30,	March 31,
(in thousands)	2010	2010	2010	2010

Foreign exchange contracts designated as cash flow hedges	$4,611	$2,845	$884	$74
Total derivatives designated as hedging instruments	4,611	2,845	884	74

Foreign exchange contracts not designated	-	-	-	-
Total derivatives	$4,611	$2,845	$884	$74

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of June 30, 2010 and March 31, 2010, and the impact of designated derivative contracts on Accumulated other comprehensive income for the three months ended June 30, 2010:

(in thousands)	March 31, 2010	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	June 30, 2010

Foreign exchange contracts designated as cash flow hedges	$2,771	$2,048	$1,092	$3,727

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in gross profit in the Condensed consolidated statements of operations was as follows:

	Three Months Ended
	June 30,
(in thousands)	2010	2009

Gain on foreign exchange contracts designated as cash flow hedges	$1,092	$3,451

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income (expense), net in the Condensed consolidated statement of operations was as follows:

	Three Months Ended
	June 30,
(in thousands)	2010	2009

Gain (loss) on foreign exchange contracts	$2,046	$(2,817)

12. RESEARCH AND DEVELOPMENT GRANTS

As of June 30, 2010, the Company has received approximately $0.7 million in Mexican government grant funds which are designated for use in various research and development activities.  The Company’s accounting policy is to offset research and development expenses or reduce the cost basis of capital expenditures as incurred against the funds received.  In the first quarter of fiscal 2011, the Company utilized approximately $0.6 million of these funds against expenses and capital expenditures.  The remaining funds are required to be used in the next two fiscal quarters.

13. INCOME TAXES

The amounts related to discontinued operations have been excluded from the discussion below as discontinued operations are separately classified for all periods presented.

The effective tax rate for the three months ended June 30, 2010 was 26.9%, compared to 31.6% for the same period a year ago.  The lower effective tax rate for the three months ended June 30, 2010 compared to the same period a year ago is primarily due to the minimal tax benefit from certain foreign restructuring charges in the first quarter of fiscal 2010 which the Company did not have in the current quarter.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the United States (“U.S.”) or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

As of June 30, 2010, the Company had $11.5 million of unrecognized tax benefits compared to $11.2 million at March 31, 2010 recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense.  The interest related to unrecognized tax positions is approximately $1.7 million as of June 30, 2010 and March 31, 2010.  No penalties have been accrued.

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

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years prior to 2007 or state income tax examinations prior to 2006.  The Company is under examination by the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2005, except for the United Kingdom and Germany which have been concluded for tax years prior to fiscal 2008.

14. COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	June 30,
(in thousands, except per share data)	2010	2009

Numerator:
Income from continuing operations	$25,946	$12,938
Loss from discontinued operations	-	(2,288)
Net income	$25,946	$10,650

Denominator:
Weighted average shares-basic	48,128	48,527
Dilutive effect of employee equity incentive plans	1,586	138
Weighted average shares-diluted	49,714	48,665

Earnings (loss) per common share-basic:
Continuing operations	$0.54	$0.27
Discontinued operations	$-	$(0.05)
Net income (loss)	$0.54	$0.22

Earnings (loss) per share-diluted
Continuing operations	$0.52	$0.27
Discontinued operations	$-	$(0.05)
Net income	$0.52	$0.22

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	2,334	9,145

15. REVENUE AND MAJOR CUSTOMERS

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

The following table presents net revenues by product group:

	Three Months Ended
	June 30,
(in thousands)	2010	2009

Net revenues from unaffiliated customers:
Office and Contact Center	$117,580	$95,923
Mobile	38,657	32,310
Gaming and Computer Audio	9,325	8,810
Clarity	5,123	4,119
Total net revenues	$170,685	$141,162

The following table presents net revenues by geography:

	Three Months Ended
	June 30,
(in thousands)	2010	2009

Net revenues from unaffiliated customers:
United States ("U.S.")	$103,992	$88,789

Europe, Middle East and Africa	38,782	34,308
Asia Pacific	16,263	8,734
Americas, excluding United States	11,648	9,331
Total international net revenues	66,693	52,373

Total net revenues	$170,685	$141,162

No customer accounted for 10% or more of total net revenues for the three months ended June 30, 2010 and 2009, nor did any one customer account for 10% or more of accounts receivable, net at June 30, 2010 and March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include statements containing our expectations regarding (i) the United States (“U.S.”) and world economy, (ii) our top corporate goal to invest for Unified Communications (“UC”) leadership and a high return on our investments, (iii) our ability to continue to focus on certain strategic initiatives, (iv) the future of UC technologies, including their implementation, growth in deployments, the effect on headset adoption, and our expectation concerning our revenue opportunity from UC, (v) our position in the UC market, (vi) our ability to develop firmware and software for UC, (vii) our expenses, including research and development expenses and sales, general and administrative expenses, (viii) our restructuring programs and their impact on our financial results, (ix) maintaining revenue growth, in addition to other statements regarding our future operations, results of operations, financial condition, prospects and business strategies, and (x) our anticipated capital expenditures for the remainder of fiscal 2011 in addition to other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission ("SEC") including our annual Report on Form 10-K for the fiscal year ended March 31, 2010.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship a broad range of products to over 55 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and, while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, and specialty telephone markets in additional international locations.

As a result of the sale of Altec Lansing, our Audio Entertainment Group (“AEG”) business segment on December 1, 2009, AEG operating results have been classified as discontinued operations for all periods presented.

Consolidated net revenues increased to $170.7 million in the first quarter of fiscal 2011 from $141.2 million in the first quarter of fiscal 2010, primarily driven by an increase in sales of our Office and Contact Center (“OCC”) products which increased 23% or $21.7 million from the same quarter a year ago.  The higher net revenues from these products in the current quarter was primarily the result of a stronger overall economic environment together with increased demand for headsets that are designed for UC applications.

UC is widely expected to increase the adoption and use of headsets in enterprise applications.  Headsets enable voice to be delivered naturally in UC systems.  As UC is adopted by enterprises to reduce costs and improve collaboration, headsets are expected to be an important part of the UC system.  We continue to invest in creating new products that are more appealing in functionality and design while being specifically developed for the UC market.

Our top corporate goal for fiscal 2011 is to invest for UC leadership and a high return on investment in UC (see our fiscal 2010 Form 10-K).  During the quarter ended June 30, 2010, we made progress on this goal.  In fact, our Savi™ Office, Blackwire, Calisto and Voyager PRO UC product families contributed $9.8 million to our net revenues in the first quarter of fiscal 2011; however, there can be no assurance that significant growth in UC will occur or that we will be able to capitalize on that growth (see Item 1A Risk Factors).

Net revenues for the first quarter of fiscal 2011 also increased in all other product categories which also increased as a result of a stronger economic environment.  We also benefited from new product revenue, both UC and consumer, from products such as the Savi™ Office, the Voyager PRO, the Discovery 975 and the Explorer 240, all of which contributed to the growth in net revenues from the first quarter in the prior year.

Our gross profit as a percentage of net revenue increased to 52.4% in the first quarter of fiscal 2011 from 46.0% in the first quarter of fiscal 2010 due to Bluetooth profitability improvements along with lower overall manufacturing costs.  Our strategy for improving the profitability of our mobile consumer products by differentiating our products from our competitors and providing compelling solutions under our brand with regard to features, design, ease of use, and performance has contributed to an increase in the margins for our Bluetooth products.  Also contributing to the improvement in Bluetooth profitability, was the closure of manufacturing operations in Suzhou, China in July 2009 and outsourcing manufacturing of our Bluetooth products to an existing supplier in China which reduced our manufacturing costs compared to the year ago quarter.

We had income from continuing operations, net of tax, of $25.9 million in the three months ended June 30, 2010 as compared to $12.9 million for the three months ended June 30, 2009, an increase of $13.0 million, primarily due to higher net revenues and improved margins as a result of outsourcing our Bluetooth product manufacturing in the prior year together with other cost reductions which improved our gross margin, and overall reduced operating expenses from restructuring actions taken in the prior year.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the Condensed consolidated statements of operations data which is derived from the accompanying unaudited condensed consolidated financial statements.  The financial information and the ensuing discussion should be read in conjunction with the accompanying unaudited Condensed consolidated financial statements and notes thereto.  Except as noted, financial results are for continuing operations.  We have classified the AEG operating results as discontinued operations in the Condensed consolidated statement of operations for all periods presented.

(in thousands except percentages)	Three Months Ended June 30,
	2010		2009

Net revenues	$170,685	100.0%	$141,162	100.0%
Cost of revenues	81,237	47.6%	76,158	54.0%
Gross profit	89,448	52.4%	65,004	46.0%

Operating expense:
Research, development and engineering	14,901	8.7%	13,669	9.7%
Selling, general and administrative	38,686	22.7%	33,184	23.5%
Restructuring and other related charges	-	0.0%	578	0.4%
Total operating expenses	53,587	31.4%	47,431	33.6%
Operating income	35,861	21.0%	17,573	12.4%
Interest and other income (expense), net	(382)	(0.2%)	1,347	1.0%
Income from continuing operations before income taxes	35,479	20.8%	18,920	13.4%
Income tax expense from continuing operations	9,533	5.6%	5,982	4.2%
Income from continuing operations	25,946	15.2%	12,938	9.2%
Discontinued operations:
Loss from operations of discontinued AEG segment	-	0.0%	(3,175)	(2.2%)
Income tax benefit on discontinued operations	-	0.0%	(887)	(0.7%)
Loss on discontinued operations	-	0.0%	(2,288)	(1.7%)
Net income	$25,946	15.2%	$10,650	7.5%

NET REVENUES

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$117,580	$95,923	$21,657	22.6%
Mobile	38,657	32,310	6,347	19.6%
Gaming and Computer Audio	9,325	8,810	515	5.8%
Clarity	5,123	4,119	1,004	24.4%
Total net revenues	$170,685	$141,162	$29,523	20.9%

Plantronics is engaged in the design, manufacture, marketing and sales of headsets for business and consumer applications, and other specialty products for the hearing impaired.  Our net revenues are primarily derived from sales of headsets for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, or “OCC”, which is defined as corded and cordless communication headsets, amplifiers and telephone systems; “Mobile”, which is defined as Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which is defined as PC and gaming headsets; and “Clarity”, which includes specialty products marketed for hearing impaired individuals.

OCC products represent our largest source of revenues, while Mobile products represent large unit volume opportunities. Revenues may vary due to seasonality, the timing of new product introductions, discounts and other incentives and channel mix.

We have a “book and ship” business model, whereby we ship most orders to our customers within 48 hours of receipt of those orders.  Thus, we cannot rely on the level of backlog to provide visibility into potential future revenues.

Net revenues increased by 21% to $170.7 million in the first quarter of fiscal 2011 from $141.2 million in the first quarter of fiscal 2010, which is mostly a result of higher OCC and Mobile revenues due to the improved economic conditions.

Fluctuations in the net revenues for the three months ended June 30, 2010 compared to the same quarter a year ago were primarily a result of the following:

•	OCC net revenues increased by $21.7 million primarily due to improved global economic conditions and growth in UC revenues.
•	Mobile net revenues increased $6.3 million primarily due to improved consumer retail conditions globally and an increased proportion of revenues from higher price-point products.

Geographical Information

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)

Net revenues from unaffiliated customers:
United States ("U.S.")	$103,992	$88,789	$15,203	17.1%

Europe, Middle East and Africa	38,782	34,308	4,474	13.0%
Asia Pacific	16,263	8,734	7,529	86.2%
Americas, excluding United States	11,648	9,331	2,317	24.8%
Total international net revenues	66,693	52,373	14,320	27.3%

Total net revenues	$170,685	$141,162	$29,523	20.9%

Consolidated U.S. net revenues, as a percentage of total net revenues, were 61% of total net revenues in the first quarter of fiscal 2011 as compared to 63% in the same period in the prior year; however, U.S. net revenues in dollars increased 17% in the three months ended June 30, 2010 primarily due to higher revenue from OCC products.  Consolidated international net revenues increased to 39% of total net revenues in the first quarter of fiscal 2011 as compared to 37% in the same period in the prior year and increased by 27% in dollars from the first quarter of fiscal 2010.  The Asia Pacific region increased as a result of improved economic conditions and increased channel resources, particularly in OCC revenues, and the EMEA region increased due to improved product placements primarily in the Mobile market.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, and reserves for excess and obsolete inventory.  These costs include material and direct labor, our operations management team and indirect labor such as supervisors and warehouse workers, freight expense, depreciation, royalties, and an allocation of overhead expenses including facilities and IT costs.

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)

Net revenues	$170,685	$141,162	$29,523	20.9%
Cost of revenues	81,237	76,158	5,079	6.7%
Consolidated gross profit	$89,448	$65,004	$24,444	37.6%
Consolidated gross profit %	52.4%	46.0%	6.4	ppt.

Gross profit increased by 38% to $89.4 million in the first quarter of fiscal 2011 from $65.0 million in the first quarter of fiscal 2010.  This increase was due to higher revenues and lower manufacturing costs.  As a percentage of net revenues, the increase in gross profit of 6.4 percentage points was primarily due to the following:

•	a 3.1 percentage point benefit primarily from improved Bluetooth product margins related to lower costs as a result of our outsourcing arrangement entered into in fiscal 2010;
•
a 3.0 percentage point benefit from lower depreciation expenses as we incurred accelerated depreciation expenses in the prior fiscal year period related to the closure of our Suzhou, China manufacturing facility in July 2009;

•	a 0.5 percentage point benefit from lower requirements for excess and obsolete inventory provisions;
•	a 0.4 percentage point benefit from lower royalty expense as a result of a change in contract terms with a long-standing customer; and
•
a 0.6 percentage point detriment from higher duty expenses mostly due to the benefit of a one-time adjustment in the prior year quarter correcting the overstatement of duty expenses from prior periods.

Product mix has a significant impact on gross profit as there can be significant variances between our higher and our lower margin products; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not properly anticipate changes in demand, we have in the past, and may in the future, incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  Gross profit may also vary based on distribution channel, return rates, the amount of product sold for which royalties are required to be paid, the rate at which royalties are calculated, and other factors.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation, and an allocation of overhead expenses, including facilities, human resources, and IT costs.

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)

Research, development and engineering	$14,901	$13,669	$1,232	9.0%
% of total net revenues	8.7%	9.7%	(1.0)	ppt.

In the three months ended June 30, 2010, compared to the same period a year ago, research, development and engineering expenses increased in dollars but decreased as a percentage of revenue as a result of higher revenues.

For the three months ended June 30, 2010, expenses increased mostly due to higher project costs and increased compensation expenses mostly as a result of higher variable-based compensation due to higher profits and increased employee headcount.

We anticipate that our research, development and engineering expenses will increase slightly from the current quarter in the remaining quarters of fiscal 2011 as we continue to invest in UC.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, professional service fees, travel expenses, litigation costs, allocations of overhead expenses, including facilities, human resources, IT costs and bad debt expense.

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)

Selling, general and administrative	$38,686	$33,184	$5,502	16.6%
% of total net revenues	22.7%	23.5%	(0.8)	ppt.

For the three months ended June 30, 2010, compared to the same period a year ago, selling, general and administrative expenses increased in dollars but decreased as a percentage of revenue as a result of higher revenues.

For the three months ended June 30, 2010 compared to the same period a year ago, expenses increased mostly due to increased compensation expenses of $2.3 million due to higher variable-based compensation on higher revenues and profits along with higher marketing and sales promotion expenses, travel, and professional services fees.

We anticipate our selling, general and administrative expenses will increase slightly from the current quarter level in the remaining quarters of fiscal 2011 due to marketing programs for the launch of UC products planned in the second half of the fiscal year.

RESTRUCTURING AND OTHER RELATED CHARGES

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)

Restructuring and other related charges	$-	$578	$(578)	(100.0%)
% of total net revenues	0.0%	0.4%	(0.4)	ppt.

We announced various restructuring activities in fiscal 2009 in an effort to reduce our cost structure.  These actions consisted of reductions in force throughout all of our geographies along with a plan to close our manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products to a third party supplier in China.  We exited the manufacturing portion of the facility in July 2009 at which time the remaining assets were classified as Assets held for sale on the Condensed consolidated balance sheet.  Approximately 1,500 employees from functions across the Company were notified of their termination under these actions, of which substantially all employees have been terminated as of June 30, 2010.

As a result of these various actions, in the three months ended June 30, 2009, we recorded approximately $0.6 million of Restructuring and other related charges, consisting of severance and benefits along with facilities and equipment charges.  There were no charges in the three months ended June 30, 2010.

As of June 30, 2010, we have recorded a total of $19.1 million of costs related to these actions which includes $12.2 million of severance and benefits and $6.9 million in non-cash charges related to accelerated depreciation charges, the write-off of facilities and equipment and loss on Assets held for sale, of which $5.2 million of accelerated depreciation was recorded in Cost of revenues.  Substantially all the costs related to these actions have been recorded and paid as of June 30, 2010.

OPERATING INCOME

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)

Operating income	$35,861	$17,573	$18,288	104.1%
% of total net revenues	21.0%	12.4%	8.6	ppt.

In the three months ended June 30, 2010, compared to the same period in the prior year, consolidated operating income increased mostly due to higher net revenues and associated gross profit and cost reductions as a result of restructuring and other actions taken in the prior year to significantly reduce our cost structure.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)

Interest and other income (expense), net	$(382)	$1,347	$(1,729)	(128.4%)
% of total net revenues	(0.2%)	1.0%	(1.2)	ppt.

In the three months ended June 30, 2010, compared to the same period in the prior year, interest and other income (expense), net decreased primarily due to foreign currency exchange losses in the first quarter of fiscal 2011 as compared to foreign currency exchange gains in the prior year period as a result of the weakness of the U.S. dollar in addition to lower interest income as a result of declining interest rates despite higher average cash and investments in the current quarter.

INCOME TAX EXPENSE

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)

Income from continuing operations before income taxes	$35,479	$18,920	$16,559	87.5%
Income tax expense from continuing operations	9,533	5,982	3,551	59.4%
Income from continuing operations	$25,946	$12,938	$13,008	100.5%
Effective tax rate	26.9%	31.6%	(4.7)	ppt.

The amounts related to discontinued operations have been excluded from the discussion below as discontinued operations are separately classified for all periods presented.

Our effective tax rate for the three months ended June 30, 2010 was 26.9%, compared to 31.6% for the same period a year ago.  The lower effective tax rate for the three months ended June 30, 2010 compared to the tax benefit for the same period a year ago is primarily due to the minimal tax benefit from certain foreign restructuring charges during the first quarter of fiscal 2010 which we did not have in the current quarter.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

As of June 30, 2010, we had $11.5 million of unrecognized tax benefits compared to $11.2 million as of March 31, 2010 recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in Income tax expense. We had approximately $1.7 million of accrued interest related to uncertain tax positions as of June 30, 2010 and March 30, 2010.  No penalties have been accrued.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions.  We are no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2007 or state income tax examinations prior to 2006.  We are under examination by the California Franchise Tax Board for our 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2005, except for the United Kingdom and Germany which have been concluded for tax years prior to fiscal 2008.

DISCONTINUED OPERATIONS

We entered into an Asset Purchase Agreement on October 2, 2009, a First Amendment to the Asset Purchase Agreement on November 30, 2009, a Side Letter to the Asset Purchase Agreement on January 8, 2010, and a second Side Letter to the Asset Purchase Agreement on February 15, 2010 (collectively, the “APA”) to sell Altec Lansing, our AEG segment, which was completed effective December 1, 2009.  AEG was engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  All of the revenues in the AEG segment were derived from sales of Altec Lansing products.  All operations of AEG have been classified as discontinued operations in the Consolidated statement of operations for all periods presented.

The results from discontinued operations for the three months ended June 30, 2010 and 2009 are as follows:

(in thousands)	Three Months Ended June 30,
	2010	2009

Net revenues	$-	$18,963
Cost of revenues	-	(16,411)
Operating expenses	-	(5,708)
Restructuring and other related charges	-	(19)
Loss from operations of discontinued AEG segment	-	(3,175)
Tax benefit from discontinued operations	-	(887)
Loss on discontinued operations, net of tax	$-	$(2,288)

FINANCIAL CONDITION

The table below provides selected Condensed consolidated cash flow information for the periods presented:

	Three Months Ended
	June 30,
(in thousands)	2010	2009

Cash provided by operating activities	$32,047	$37,764

Cash used for capital expenditures and other assets	$(3,007)	$(1,709)
Cash provided by maturities of investments,net	23,250	10,000
Cash provided by other investing activities	-	163
Cash provided by investing activities	$20,243	$8,454

Cash used for financing activities	$(37,835)	$(2,187)

Cash Flows from Operating Activities

Cash flows from operating activities for the three months ended June 30, 2010 consisted of net income of $25.9 million, non-cash charges of $6.6 million and working capital uses of cash of $0.5 million.  Non-cash charges related primarily to $4.0 million of depreciation and amortization and $3.8 million of stock-based compensation offset in part by a $1.2 million benefit from deferred income taxes.  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable.  The days sales outstanding (“DSO”) as of June 30, 2010 decreased to 51 days from 56 days as of June 30, 2009 which was primarily due to higher net revenues during the current period as the prior year quarter experienced a larger impact from the global recession.  The DSO calculation is based on Net revenues from continuing operations and consolidated accounts receivable which includes AEG receivables as these assets did not transfer with the sale.  The working capital uses of cash were offset in part by working capital sources of cash, primarily from an increase in accounts payable related to the increase in inventory and an increase in income taxes payable.

Cash flows from operating activities for the three months ended June 30, 2009 consisted of net income of $10.7 million, non-cash charges of $11.1 million and working capital sources of cash of $16.0 million.  Non-cash charges related primarily to $5.4 million of depreciation and amortization, $3.5 million of stock-based compensation and $3.8 million of non-cash restructuring charges from accelerated depreciation on assets associated with the closure of our Suzhou, China manufacturing facility as part of our Q4 Fiscal 2009 Restructuring Action, including $3.5 million which is recorded in Cost of revenues.  Working capital sources of cash consisted primarily of decreases in inventory due to increased net revenues and inventory reductions from the fourth quarter of fiscal 2009 and income taxes due to refunds received, and an increase in accounts payable which fluctuates based on the timing of payments.  The DSO as of June 30, 2009 decreased to 56 days from 59 days as of June 30, 2008.  Working capital uses of cash consisted primarily of an increase in accounts receivable as a result of higher net revenue from the fourth quarter of fiscal 2009 and a decrease in accrued liabilities which fluctuate with the timing of payments.

Cash Flows from Investing Activities

Net cash flows provided by investing activities for the three months ended June 30, 2010 primarily consisted of net proceeds of $23.3 million from the sale of our Auction Rate Securities (“ARS”) short-term investments at par value and capital expenditures of $3.0 million primarily related to tooling and IT projects.

Net cash flows provided by investing activities for the three months ended June 30, 2009 primarily consisted of net proceeds of short-term investments of $10.0 million and capital expenditures of $1.7 million.

Cash Flows used for Financing Activities

Net cash flows used in financing activities for the three months ended June 30, 2010 primarily consisted of $43.7 million related to the repurchase of common stock and dividend payments of $2.5 million which were partially offset by $7.7 million in proceeds from the exercise of employee stock options.

Net cash flows used in financing activities for the three months ended June 30, 2009 primarily consisted of dividend payments of $2.4 million and $0.4 million related to the repurchase of common stock, which was partially offset by $0.7 million in proceeds from the exercise of employee stock options.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been to repurchase stock and for capital expenditures.  At June 30, 2010, we had working capital of $493.9 million, including $363.0 million of cash and cash equivalents, compared with working capital of $500.0 million, including $369.2 million of cash, cash equivalents and short-term investments at March 31, 2010.  The decrease in working capital at June 30, 2010 compared to March 31, 2010 is a result of the decrease in cash due to stock repurchases during the current quarter offset in part by cash generated from operating activities.  As of June 30, 2010, of our $363.0 million of cash and cash equivalents, $113.7 million is held in the U.S. while $249.3 million is held internationally and would be subject to U.S. tax if we repatriate back to the U.S.

For the remainder of fiscal 2011, we expect to spend an additional $8.0 million to $10.0 million in capital expenditures, primarily consisting of IT related expenditures and tooling for new products.  We will continue to evaluate new business opportunities and new markets; as a result, future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

On March 1, 2010, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, we repurchased 24,100 shares of our common stock under this plan in the open market at a total cost of $0.8 million and an average price of $31.31 per share.  As of March 31, 2010, there were 975,900 remaining shares authorized for repurchase.  In the first quarter of fiscal 2011, we repurchased an additional 975,900 shares under this plan in the open market at a total cost of approximately $29.3 million and an average price of $30.07 per share.  On June 4, 2010, the Board of Directors authorized the repurchase of 1,000,000 shares under a new repurchase plan.  In the first quarter of fiscal 2011, we repurchased 497,816 shares in the open market under the June 2010 plan at a total cost of approximately $14.4 million and an average price of $28.85 per share.  As of June 30, 2010, there were 502,184 remaining shares authorized for repurchase under the June 2010 plan.  In total, in the first quarter of fiscal 2011, we repurchased 1,473,716 shares of common stock in the open market at a total cost of $43.7 million and an average price of $29.66 per share.

Our cash and cash equivalents as of June 30, 2010 consists of U.S. Treasury or Treasury-Backed funds and bank deposits with third party financial institutions. While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or there are other adverse conditions in the financial markets. Cash balances are held throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits, upon repatriation.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  As of June 30, 2010, all of our investments were classified as cash equivalents.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2010.  At June 30, 2010, unrecognized tax benefits and related interest were $11.5 million and $1.7 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, Long-term income taxes payable on our Condensed consolidated balance sheet includes these unrecognized tax benefits.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  There have been no changes to our critical accounting policies during the three months ended June 30, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement.  The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including VSOE, third party evidence of selling price (“TPE”), or estimated selling price (“ESP”).

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality, from the scope of ASC 605-985, Software-Revenue Recognition .

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method.  If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year.  Full retrospective application of these amendments to prior fiscal years is optional.  Early adoption of these standards may be elected.  We are currently evaluating the impact, if any, that these accounting standards will have on our consolidated financial statements.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $363.0 million at June 30, 2010 compared to $350.0 million at March 31, 2010.  We did not have any short-term investments as of June 30, 2010.  We had short-term investments totaling $19.2 million as of March 31, 2010.  Cash equivalents have a maturity when purchased of three months or less.  We had no long-term investments as of June 30, 2010 and March 31, 2010.  Cash equivalents have a remaining maturity of three months or less at the date of purchase; short-term securities have a remaining maturity of greater than three months at the date of purchase; and long-term investments have maturities greater than one year, or we do not currently have the ability to liquidate the investment.  As of March 31, 2010, all of our ARS portfolio was held in our name at a limited number of major financial institutions and was concentrated primarily in student loans.  The ARS were classified as short-term trading securities due to management’s intent to exercise the put option with UBS and the expectation that the ARS will be sold within twelve months.  The ARS were sold at par value at the end of June 2010.

Interest rates declined in the first three-month period of fiscal 2011 compared to the prior year.  Our cash and cash equivalents, net of short-term working capital needs, are primarily invested in U.S. Treasury funds, which had an average yield of approximately 0.10% for the first quarter of fiscal 2011.  Approximately 28% of our interest income in the first quarter of fiscal 2011was derived from our ARS portfolio which had an average yield of approximately 0.69%.  We intend to invest the proceeds from the sale of our ARS in a securities portfolio similar to our current cash and cash equivalents portfolio as of June 30, 2010.  If the current rates continue on our cash and cash equivalents, our interest income will decrease slightly in the second quarter of fiscal 2011 as compared to the first quarter of fiscal 2011.  Beyond that, a hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to currency fluctuations in the Euro, Great Britain Pound, Australian Dollar and the Mexican Peso.  We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations.  All of our hedging activities are entered into with large financial institutions, including Wells Fargo & Company, Bank of America Corporation, The Goldman Sachs Group, Inc., and JPMorgan Chase & Co., who we periodically evaluate for credit risks.  We hedge our balance sheet exposure by hedging Euro, Great Britain Pound and Australian Dollar denominated receivables, payables, and cash balances, and our economic exposure by hedging a portion of anticipated Euro and Great Britain Pound denominated sales and our Mexican Peso denominated expenditures.  We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business.

We experienced foreign currency losses in the first quarter of fiscal 2011, net of benefits from our hedging activities.  Although we hedge a portion of our foreign currency exchange exposure, continued weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar, could result in foreign exchange losses in future periods.

Non-designated Hedges

We hedge our Euro, Great Britain Pound and Australian Dollar denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of June 30, 2010 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Euro ("EUR")	Sell Euro	$20.7	$2.1	$(2.1)
Great Britain Pound ("GBP")	Sell GBP	3.4	0.3	(0.3)
Australian Dollar ("AUD")	Sell AUD	1.7	0.2	(0.2)
Net position		$25.8	$2.6	$(2.6)

Cash Flow Hedges

In the first quarter of fiscal 2011, approximately 39% of net revenues were derived from sales outside the U.S., which were predominately denominated in the Euro and the Great Britain Pound.

As of June 30, 2010, we had foreign currency call option contracts of approximately €41.8 million and £11.3 million denominated in Euros and Great Britain Pounds, respectively.  In addition, as of June 30, 2010, we had foreign currency put option contracts of approximately €41.8 million and £11.3 million denominated in Euros and Great Britain Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.  If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. Dollar, we could incur a gain of $7.3 million or a loss of $4.0 million.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of June 30, 2010 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$(77.9)	$1.2	$(0.5)
Put options	72.7	6.1	(3.5)
Net position	$(5.2)	$7.3	$(4.0)

Collectively, our swap contracts hedge against a portion of our forecasted Mexican Peso (“MX$”) denominated expenditures. As of June 30, 2010, we had cross currency swap contract of approximately MX$200.2 million.

The table below presents the impact on the Black-Scholes valuation of our currency swap contract of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the swap contract for cash flow hedges as of June 30, 2010 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy Peso	$15.6	$(1.4)	$1.7

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Plantronics’ management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of our business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  There were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Our operations and performance depend significantly on worldwide economic conditions.  Continuing difficulties in the financial markets and uncertainty regarding the global economic recovery continue to pose risks.  Consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, all of which may have a material negative effect on demand for our products.  Other factors that influence demand include job loss and creation, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors have had a material adverse effect on demand for our products and on our financial condition and operating results and may continue to have such an effect in the future.

Our level of profits is very sensitive to the level of revenues and, in particular, to revenues from our highest margin products which are typically corded OCC products for contact center applications.  Demand for our products is cyclical with respect to economic cycles, and our OCC business in total contracted when the U.S. recession and global economic slowdown manifested itself in late calendar 2008 and has yet to recover to pre-recession levels.  As a result of the worldwide economic conditions, revenue in all portions of our business declined in the fourth quarter of fiscal 2009 and in most portions of our business in the first and second quarters of fiscal 2010 in comparison to the comparable periods in the prior years.  Although we have experienced revenue growth since that time, revenues are still lower than fiscal 2008 levels and there is no assurance that the economy will fully recover or that there will not be another economic slowdown or downturn.  If worldwide economic conditions do not improve or if they weaken below current levels, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which, in turn, could have a material adverse effect on our revenue, profitability and the market price of our stock.

Uncertainty regarding future economic conditions also makes it more challenging for us to forecast operating results, make business decisions, and identify the risks that may affect our business, sources and uses of cash, financial condition and results of operations.

Further, fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. Dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the Great Britain Pound (“GBP”).  We hedge a portion of our Euro and GBP forecasted revenue exposure for the future 12 month period.  Although we have employed these hedging techniques to minimize these risks, we can offer no assurance that such strategies will be effective.  Over the past six-month period, the value of the Euro and the GBP against the U.S. Dollar has declined by approximately 9% and 4%, respectively.  If the Euro and GBP continue to fall against the U.S. Dollar or if the current exchange rates continue, our revenues, gross profit and profitability in the future could be negatively affected.  See also our risk titled “We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our revenues, gross profit, and profitability.”

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

We compete in the business market for the sale of our office and contact center products.  We believe that our greatest long-term opportunity for profit growth is in the office market, and our foremost strategic objective for this segment is to increase headset adoption.  To this end, we are investing in creating new products that are more appealing in functionality and design as well as targeting certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large corporations will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and product growth.  UC is the integration of voice and video-based communications systems enhanced with software applications and IP networks.  It may include the integration of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video and web conferencing, and unified messaging.  UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving the overall business efficiency and providing more effective collaboration among an increasingly distributed workforce.  Despite weak economic conditions, trial deployments of UC solutions and headsets continue to grow, with some evidence that the cost savings and productivity enhancements derived from UC are driving the expansion of existing deployments in both the U.S. and Europe.  We can give no assurance that significant growth in UC will occur; or that we will be able to take advantage of any growth that does not occur.

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

Our consumer business is volatile and failure to compete successfully in this business may have an adverse effect on our financial condition.

Our consumer business, which primarily consists of Bluetooth headsets and computer and gaming headsets, is highly competitive.  The risks faced in connection with this include the following:

•	competition may increase more than we expect and result in product pricing pressures;

•	our ability to meet the market windows for consumer products;

•	difficulties retaining or obtaining shelf space for consumer products in our sales channel;

•	difficulties in achieving a sufficient gross margin and uncertainties in the demand for Bluetooth headsets and computer and gaming headsets; and

•	the global economic weakness has lessened the amount spent generally by consumers decreasing the demand for consumer products in fiscal 2009 and fiscal 2010 from fiscal 2008 levels.

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

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, GN’s Jabra brand, Aliph’s Jawbone brand, BlueAnt Wireless, Samsung, and Sony Ericsson among many others.  Many of these competitors have substantially greater resources than we have, and each of them has established market positions in this business.  In the office and contact center market, the largest competitors are GN and Sennheiser Communications.  For the entertainment and computer audio market, our primary competitors are Logitech and Sennheiser.  Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products, including products that are modeled on or are direct copies of our products.  These new competitors are offering very low cost products which results in pricing pressure in the market.  If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

If we do not distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be harmed.   If we do not otherwise compete effectively, demand for our products could decline, our revenues and gross margins could decrease, we could lose market share, and our earnings could decline.

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

Currently, the majority of our Bluetooth products are manufactured by GoerTek, a contract manufacturer located in Weifang, China; therefore, the manufacturing of these products is heavily dependent upon GoerTek’s ability to deliver the quantities of products that we demand in a timely manner and to meet our quality standards.  In the event that GoerTek is unable or unwilling to meet our demand, delivery or price requirements, our Bluetooth business could be severely and materially affected as it may be difficult to ramp-up a new manufacturer on a timely and cost effective basis.

The failure of our suppliers to provide quality components or services in a timely manner could adversely affect our results.

Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of raw materials, components, sub-assemblies, and products from our suppliers.  We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products.  We also have certain of our components and products manufactured for us by third party suppliers.  The cost, quality, and availability of such goods are essential to the successful production and sale of our products.  Obtaining raw materials, components, sub-assemblies, and finished products entails various risks, including the following:

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

We hedge a portion of our Euro and GBP forecasted revenue exposure for the future 12 month period.  In addition, we hedge a portion of our Peso forecasted cost of revenues.  Although we have employed these hedging techniques to minimize these risks, we can offer no assurance that such strategies will be effective.  Over the past six-month period, the value of the Euro and the GBP against the U.S. Dollar has declined by approximately 9% and 4%, respectively.  If the Euro and GBP continue to fall against the U.S. Dollar or if the current exchange rates continue, our revenues, gross profit and profitability in the future could be negatively affected.

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

Pursuant to the Purchase Agreement, we have agreed to indemnify the Purchaser following the closing of the transaction up to its one year anniversary against specified losses in connection with the AEG business and generally retain responsibility for various legal liabilities that may accrue.  We have also made representations and warranties to the Purchaser about the condition of AEG, including matters relating to intellectual property, employee matters and environmental laws.  Until these representations and warranties expire as provided in the Purchase Agreement or if certain losses occur, if the Purchaser makes an indemnification claim because it has suffered a loss or a third party has commenced an action against the Purchaser, we may incur substantial expenses resolving the Purchaser’s claim or defending the Purchaser and ourselves against the third party action which would harm our operating results.  In addition, our ability to defend ourselves may be impaired because most of our former AEG employees are employees of the Purchaser and our management may have to devote a substantial amount of time to resolving the claim, and, as we are no longer in the AEG business, we may not be able to readily offer products, service and intellectual property in settlement.  In addition, these indemnity claims may divert management attention from our continued business.  It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or the Purchaser and we may expend substantial resources trying to determine which party has responsibility for the claim.

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

We have $17.1 million of goodwill and intangible assets recorded on our balance sheet, and we have incurred significant impairment losses over the last two fiscal years recorded in discontinued operations.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, the Company has $17.1 million of goodwill and intangible assets on the consolidated balance sheets related to our continuing operations.  It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets.  If such a charge is necessary, it may have a material adverse affect our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the first quarter of fiscal 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 1	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs 1

April 4, 2010 to May 1, 2010	20,000	$32.18	20,000	955,900
May 2, 2010 to June 5, 2010	681,416	$30.36	681,416	274,484
June 6, 2010 to July 3, 2010	772,300	$28.97	772,300	502,184

1
On March 1, 2010, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, we repurchased 24,100 shares of our common stock under this plan in the open market at a total cost of $0.8 million and an average price of $31.31 per share.  As of March 31, 2010, there were 975,900 remaining shares authorized for repurchase.  In the first quarter of fiscal 2011, we repurchased an additional 975,900 shares under this plan in the open market at a total cost of approximately $29.3 million and an average price of $30.07 per share.  On June 4, 2010, the Board of Directors authorized the repurchase of 1,000,000 shares under a new repurchase plan.  In the first quarter of fiscal 2011, we repurchased 497,816 shares in the open market at a total cost of approximately $14.4 million and an average price of $28.85 per share.  In total, in the first quarter of fiscal 2011, we repurchased 1,473,716 shares of common stock in the open market at a total cost of $43.7 million and an average price of $29.66 per share.  As of June 30, 2010, there were 502,184 remaining shares authorized for repurchase under the current plan.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date: August 5, 2010	By: /s/ Barbara V. Scherer

Barbara V. Scherer

Senior Vice President - Finance and Administration and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer of the Registrant)