Form 10-Q
period 2010-10-02
PLANTRONICS INC /CA/
filed 2010-11-04
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

As of October 30, 2010, 47,633,801 shares of common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30,	March 31,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$294,429	$349,961
Short-term investments	64,966	19,231
Accounts receivable, net	94,989	88,328
Inventory, net	69,845	70,518
Deferred income taxes	11,299	10,911
Other current assets	14,341	21,782
Assets held for sale	8,861	8,861
Total current assets	558,730	569,592
Long-term investments	14,782	-
Property, plant and equipment, net	64,859	65,700
Intangibles, net	2,831	3,449
Goodwill	14,005	14,005
Other assets	2,234	2,605
Total assets	$657,441	$655,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,715	$23,779
Accrued liabilities	46,866	45,837
Total current liabilities	66,581	69,616
Deferred tax liability	150	551
Long-term income taxes payable	13,972	12,926
Other long-term liabilities	953	924
Total liabilities	81,656	84,017

Stockholders' equity:
Common stock	702	695
Additional paid-in capital	448,123	428,407
Accumulated other comprehensive income	3,022	6,272
Retained earnings	241,830	195,293
Total stockholders' equity before treasury stock	693,677	630,667
Less: Treasury stock, at cost	(117,892)	(59,333)
Total stockholders' equity	575,785	571,334
Total liabilities and stockholders' equity	$657,441	$655,351

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues	$158,255	$144,458	$328,940	$285,620
Cost of revenues	72,296	76,527	153,533	152,685
Gross profit	85,959	67,931	175,407	132,935
Operating expenses:
Research, development and engineering	15,206	13,542	30,107	27,211
Selling, general and administrative	36,742	32,913	75,428	66,097
Restructuring and other related charges	-	857	-	1,435
Total operating expenses	51,948	47,312	105,535	94,743
Operating income	34,011	20,619	69,872	38,192
Interest and other income, net	1,017	884	635	2,231
Income from continuing operations before income taxes	35,028	21,503	70,507	40,423
Income tax expense from continuing operations	9,599	5,606	19,132	11,588
Income from continuing operations	25,429	15,897	51,375	28,835
Discontinued operations:
Loss from operations of discontinued AEG segment	-	(26,602)	-	(29,777)
Income tax benefit on discontinued operations	-	(9,959)	-	(10,846)
Loss on discontinued operations, net of tax	-	(16,643)	-	(18,931)
Net income (loss)	$25,429	$(746)	$51,375	$9,904

Earnings (loss) per common share:
Basic
Continuing operations	$0.54	$0.33	$1.08	$0.59
Discontinued operations	$-	$(0.34)	$-	$(0.39)
Net income (loss)	$0.54	$(0.02)	$1.08	$0.20

Diluted
Continuing operations	$0.52	$0.32	$1.05	$0.59
Discontinued operations	$-	$(0.34)	$-	$(0.39)
Net income (loss)	$0.52	$(0.02)	$1.05	$0.20

Shares used in computing earnings (loss) per share:
Basic	47,087	48,737	47,607	48,632
Diluted	48,524	49,567	49,148	49,118

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

`	Six Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,375	$9,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,765	10,170
Non-cash restructuring charges - accelerated depreciation	-	5,855
Stock-based compensation	7,789	7,028
Provision for (benefit from) sales allowances and doubtful accounts	238	(657)
Provision for (benefit from) excess and obsolete inventories	242	(784)
Benefit from deferred income taxes	(2,846)	(12,295)
Income tax benefit associated with stock option exercises	1,457	893
Excess tax benefit from stock-based compensation	(907)	(718)
Impairment of goodwill and long-lived assets	-	25,194
Other operating activities	189	235

Changes in assets and liabilities:
Accounts receivable, net	(6,802)	(19,944)
Inventory, net	334	17,805
Other assets	(1,212)	786
Accounts payable	(4,064)	1,488
Accrued liabilities	(945)	(620)
Income taxes	4,672	8,135
Cash provided by operating activities	57,285	52,475

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short-term investments	-	60,000
Proceeds from sale of short-term investments	23,250	-
Purchase of short-term investments	(64,842)	(25,000)
Proceeds from sale of long-term investments	-	750
Purchase of long-term investments	(14,739)	-
Proceeds from sales of property, plant and equipment	-	277
Capital expenditures and other assets	(6,227)	(3,003)
Cash provided by (used for) investing activities	(62,558)	33,024

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(60,041)	(4,467)
Proceeds from sale of treasury stock	2,022	1,597
Proceeds from issuance of common stock	11,079	5,634
Payment of cash dividends	(4,838)	(4,905)
Excess tax benefit from stock-based compensation	907	718
Cash used for financing activities	(50,871)	(1,423)
Effect of exchange rate changes on cash and cash equivalents	612	1,901
Net increase (decrease) in cash and cash equivalents	(55,532)	85,977
Cash and cash equivalents at beginning of period	349,961	158,193
Cash and cash equivalents at end of period	$294,429	$244,170

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the March 31, 2010 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the SEC on June 1, 2010.  The results of operations for the interim period ended September 30, 2010 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 2, 2011 and consists of 52 weeks and the prior fiscal year ended on April 3, 2010 and consisted of 53 weeks.  The Company’s results of operations for the three and six months ended on October 2, 2010 and September 26, 2009 each contain 13 weeks and 26 weeks, respectively.    For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement.  The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including vendor specific objective evidence, third party evidence of selling price, or estimated selling price.

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality, from the scope of ASC 605-985, Software-Revenue Recognition.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method.  If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year.  Full retrospective application of these amendments to prior fiscal years is optional.  The Company implemented both ASU 2009-13 and ASU 2009-14 in the second quarter of fiscal 2011 with retrospective application to the beginning of fiscal 2011 for transactions that were initiated or materially modified during fiscal 2011.  Implementation of these ASUs did not have a material impact on reported net revenues as compared to net revenues under previous guidance as the Company does not typically enter into multiple element arrangements that include a software element.  In addition, the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had no impact on the amount and timing of reported net revenues.

For fiscal 2011 and future periods, when a revenue arrangement contains multiple elements, such as hardware and software products and/or services, the Company allocates revenue to each element based on its vendor specific objective evidence if available, third party evidence of selling price if vendor specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence or third party evidence of selling price is available.  The Company generally uses the estimated selling price due to the nature of its products contained in the multiple element arrangements.

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

Pursuant to the APA, the Company received approximately $11.1 million upon closing of the transaction.  In addition, the Company originally recorded $5.1 million in contingent escrow assets, which consisted primarily of amounts for (1) potential customer short payments on accounts receivable for sales related reserves that were sold to the Purchaser, (2) potential indemnification obligations, and (3) potential adjustments related to the final valuation of net assets sold in comparison to the target net asset value.  In the fourth quarter of fiscal 2010, the Company received $2.1 million of the escrow and released $1.4 million of the escrow for potential customer short payments as this was not utilized.  The remaining escrow amounts, totaling $1.6 million, are included in Other current assets on the Condensed consolidated balance sheet as of September 30, 2010 and March 31, 2010 as they are all collectible within one year.

The final purchase price was based on certain post closing adjustments that were finalized in the fourth quarter of fiscal 2010.

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

There was no income or loss from discontinued operations for the three and six months ended September 30, 2010.  The results from discontinued operations for the three and six months ended September 30, 2009 were as follows:

(in thousands)	Three Months Ended September 30,	Six Months Ended September 30,
	2009	2009

Net revenues	$22,957	$41,920
Cost of revenues	(18,202)	(34,613)
Operating expenses	(6,163)	(11,871)
Impairment of goodwill and long-lived assets	(25,194)	(25,194)
Restructuring and other related charges	-	(19)
Loss from operations of discontinued AEG segment	(26,602)	(29,777)
Tax benefit from discontinued operations	(9,959)	(10,846)
Loss on discontinued operations, net of tax	$(16,643)	$(18,931)

4. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

Accounts receivable, net:

	September 30,	March 31,
(in thousands)	2010	2010

Accounts receivable	$117,729	$118,199
Provisions for returns	(9,770)	(13,812)
Provisions for promotions, rebates and other	(11,718)	(13,780)
Allowance for doubtful accounts	(909)	(1,846)
Reserve for sales allowances	(343)	(433)
Accounts receivable, net	$94,989	$88,328

Inventory, net:

	September 30,	March 31,
(in thousands)	2010	2010

Raw materials	$18,299	$13,287
Work in process	2,347	2,791
Finished goods	49,199	54,440
Inventory, net	$69,845	$70,518

Assets Held for Sale:

	September 30,	March 31,
(in thousands)	2010	2010

Land use rights	$514	$514
Buildings and improvements	8,227	8,227
Machinery and equipment	120	120
Assets held for sale	$8,861	$8,861

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

In July 2010, the Company entered into a binding contract for the sale of the building and related assets, which approximated the carrying value of the assets held for sale.  The final close of the sale is pending administrative government procedures in China and is expected to be completed during the third quarter of fiscal 2011.

Accrued Liabilities:

	September 30,	March 31,
(in thousands)	2010	2010

Employee compensation and benefits	$20,527	$21,987
Warranty obligation accrual	10,201	11,006
Accrued advertising and sales and marketing	2,326	3,036
Accrued other	13,812	9,808
Accrued liabilities	$46,866	$45,837

Changes during the six months ended September 30, 2010 in the warranty obligation accrual, which is included as a component of Accrued liabilities in the Condensed consolidated balance sheets, are as follows:

Six Months Ended
(in thousands)	September 30, 2010

Warranty obligation accrual at March 31, 2010	$11,006
Warranty provision relating to products shipped during the period	7,167
Deductions for warranty claims processed during the period	(7,972)
Warranty obligation accrual at September 30, 2010	$10,201

5. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following table represents the Company’s cash, cash equivalents, and investments as of September 30, 2010 and March 31, 2010:

(in thousands)	September 30, 2010				March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents	$294,429	$-	$-	$294,429	$349,961	$-	$-	$349,961

Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$53,357	$23	$(1)	$53,379	$-	$-	$-	$-
Commerical Paper and Corporate Bonds	11,581	6	-	11,587	-	-	-	-
Auction rate securities	-	-	-	-	19,231	-	-	19,231
Total short-term investments	$64,938	$29	$(1)	$64,966	$19,231	$-	$-	$19,231

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$9,062	$5	$(3)	$9,064	$-	$-	$-	$-
Corporate Bonds	5,705	13	-	5,718	-	-	-	-
Total long-term investments	$14,767	$18	$(3)	$14,782	$-	$-	$-	$-

Total cash, cash equivalents, and investments	$374,134	$47	$(4)	$374,177	$369,192	$-	$-	$369,192

As of September 30, 2010, the Company’s short-term investments consist of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, and Corporate Bonds, and the Company’s long-term investments consist of U.S. Treasury Bills, Government Agency Securities, and Corporate Bonds, all of which are classified as available-for-sale securities. At March 31, 2010, the Company’s short-term investments consisted of auction rate securities (“ARS”) classified as trading securities and the Company had no long-term investments.

The Company evaluates its investments for impairment quarterly.  For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on the Company’s review, the investments listed above were not considered to be other-than-temporarily impaired as of September 30, 2010 and March 31, 2010.

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents, short-term investments and long-term investments, classified by stated maturity as of September 30, 2010 and March 31, 2010:

(in thousands)	September 30, 2010		March 31, 2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$295,238	$295,266	$299,210	$299,210
Due in 1 to 5 years	14,767	14,782	-	-
Total	$310,005	$310,048	$299,210	$299,210

The Company did not incur any material realized or unrealized net gains or losses in the three or six months ended September 30, 2010 or 2009.

The Company did not hold any investments that had been in an unrealized loss position of 12 months or greater as of September 30, 2010.  The following table provides the breakdown of the Company’s investments with unrealized losses as of September 30, 2010:

(in thousands)	Less than 12 months
	Fair Value	Gross Unrealized Losses
U.S. Treasury Bills, Government Agency Securities, Commercial Paper and Corporate Bonds	$18,184	$(4)
Total	$18,184	$(4)

6. FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of September 30, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$30,000	$-	$-	$30,000
U.S. Treasury Bills and Government Agency Securities	204,498	40,923	-	245,421
Commerical Paper and Corporate Bonds	-	34,627	-	34,627
Derivative assets	-	830	-	830
Total assets measured at fair value	$234,498	$76,380	$-	$310,878

Derivative liabilities	$1,640	$2,174	$-	$3,814

Fair Values as of March 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$29,000	$-	$-	$29,000
U.S. Treasury Bills	250,979	-	-	250,979
Derivative assets	232	2,845	-	3,077
Auction rate securities - trading securities	-	-	19,231	19,231
Derivative - UBS Rights Agreement	-	-	3,985	3,985
Total assets measured at fair value	$280,211	$2,845	$23,216	$306,272

Derivative liabilities	$29	$74	$-	$103

Level 1 financial assets consist of money market funds, U.S. Treasury Bills, and derivative foreign currency forward contracts that are traded in an active market with sufficient volume and frequency of transactions.  Level 1 liabilities consist of derivative contracts that have closed but have not settled.  The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, and derivative foreign currency call and put option contracts.  Fair value is determined using inputs that are observable, either directly or indirectly, such as quoted market prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations, such as the Black Scholes valuation model, in which all significant inputs are observable or can be derived principally from or corroborated with observable market data covering substantially the full term of the assets or liabilities. During the three and six months ended September 30, 2010, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

We had no Level 3 financial assets or liabilities as of September 30, 2010.  Level 3 financial assets as of March 31, 2010 consisted of ARS, composed primarily of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  The Company exercised its option under the UBS Rights Agreement and sold all of its remaining ARS to UBS at par value in June 2010.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets during the six months ended September 30, 2010:

Six Months Ended
(in thousands)	September 30, 2010

Balance at beginning of period	$23,216
Unrealized net gain on ARS and Rights included in Interest and other income, net	34
Proceeds from sale of ARS	(23,250)
Balance at end of period	$-

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill as of September 30, 2010 and March 31, 2010 was $14.0 million.

The following tables present the carrying value of acquired intangible assets with remaining net book values as of each period:

	September 30, 2010			March 31, 2010

(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount	Useful Life

Technology	$6,500	$(4,488)	$2,012	$6,500	$(4,064)	$2,436	3-10 years
Patents	720	(712)	8	720	(660)	60	7 years
Customer relationships	1,705	(904)	801	1,705	(765)	940	3-8 years
OEM relationships	27	(17)	10	27	(14)	13	7 years
Total	$8,952	$(6,121)	$2,831	$8,952	$(5,503)	$3,449

The aggregate amortization expense relating to purchased intangible assets for the three and six months ended September 30, 2010 was $0.3 million and $0.6 million, respectively, and $0.5 million and $1.1 million for the three and six months ended September 2009, respectively.  There was no amortization expense recorded to discontinued operations for the three and six months ended September 30, 2010 and the amortization expense related to discontinued operations for the three and six months ended September 30, 2009 was not material.

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  The Company also reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  For the three and six months ended September 30, 2010, the Company did not identify any potential impairment related to its remaining intangible assets and there have not been any events or changes in circumstances indicating an impairment may have occurred which would trigger an interim impairment review of goodwill.

During the second quarter of fiscal 2010, the Company entered into a non-binding letter of intent to sell Altec Lansing, the Company’s former AEG segment.  The Company concluded that this action triggered an interim impairment review as it became “more likely than not” that the segment would be sold.  The Company tests its indefinite lived assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  In the second quarter of fiscal 2010, the Company recognized a non-cash impairment charge of $18.6 million, which represented the remaining value of the AEG trademark and trade name.  The Company recognized a deferred tax benefit of $7.1 million associated with this impairment charge.  The impairment charge, net of tax, is included in discontinued operations.

In connection with its evaluation of the recoverability of the intangible assets related to the Altec Lansing trademark and trade name, the Company also evaluated the long-lived assets within the reporting unit.  The fair value of the long-lived assets, which includes intangibles and property, plant and equipment, was determined for each individual asset and compared to the assets’ relative carrying values.  This resulted in a full impairment of the AEG intangibles and a partial impairment of its property, plant and equipment; therefore, in the second quarter ended September 30, 2009, the Company recognized a non-cash intangible asset impairment charge of $6.6 million, of which $2.0 million related to customer relationships, $0.4 million related to technology and $0.4 million related to the inMotion trade name, and a non-cash impairment charge of $3.8 million related to property, plant and equipment.  The Company recognized a deferred tax benefit of $2.5 million associated with these impairment charges.  The impairment charge, net of tax, is included in discontinued operations.

The intangible assets impaired during the quarter ended September 30, 2009 were measured at their fair value using unobservable inputs and, therefore, were level 3 fair value measures.

The estimated future amortization expense of purchased intangible assets as of September 30, 2010 is as follows:

Fiscal Year Ending March 31,	(in thousands)
2011 (remaining six months)	$575
2012	822
2013	630
2014	454
2015	350
Thereafter	-
Total estimated amortization expense	$2,831

8. RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below, applying the guidance of the Exit or Disposal Cost Obligations Topic and the Compensation – Nonretirement Postemployment Benefits Topic of the FASB ASC.

The Company announced various restructuring activities in fiscal 2009 in an effort to reduce its cost structure due to the worldwide recession and the impact of the recession on the Company’s revenues.  These actions consisted of reductions in force throughout all of the Company’s geographies along with a plan to close its manufacturing operations in its Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products to a third party supplier in China.  The Company exited the manufacturing portion of the facility in July 2009, at which time the remaining assets were classified as Assets held for sale on the Condensed consolidated balance sheet (see Note 4).  Approximately 1,500 employees from functions across the Company were notified of their termination under these actions and substantially all of these employees have been terminated as of September 30, 2010.

As a result of these various actions, during the six months ended September 30, 2009, the Company recorded approximately $1.4 million of Restructuring and other related charges, consisting of severance and benefits along with facilities and equipment charges.  In addition, during the six months ended September 30, 2009, the Company recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues.  There were no charges during the six months ended September 30, 2010.

As of September 30, 2010, the Company has recorded a total of $19.1 million of costs related to these actions, which includes $12.2 million of severance and benefits and $6.9 million in non-cash charges related to accelerated depreciation charges, the write-off of facilities and equipment and loss on Assets held for sale.  All of these costs were recorded as restructuring expenses, with the exception of $5.2 million of accelerated depreciation which was recorded in Cost of revenues.  Substantially all the costs related to these actions have been paid.

9. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense included in the Condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Cost of revenues	$565	$475	$1,098	$906

Research, development and engineering	967	828	1,904	1,648
Selling, general and administrative	2,480	2,223	4,787	4,474
Stock-based compensation expense included in operating expenses	3,447	3,051	6,691	6,122

Total stock-based compensation	4,012	3,526	7,789	7,028
Income tax benefit	(1,305)	(1,231)	(2,346)	(2,288)
Total stock-based compensation, net of tax	$2,707	$2,295	$5,443	$4,740

The above table includes stock based compensation in discontinued operations which was not material for the three and six months ended September 30, 2010 and 2009.

Stock Options

The following is a summary of the Company’s stock option activity during the six months ended September 30, 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2010	7,631	$25.06
Options granted	310	$30.45
Options exercised	(521)	$21.26
Options forfeited or expired	(498)	$36.00
Outstanding at September 30, 2010	6,922	$24.80	3.30	$68,857
Vested and expected to vest at September 30, 2010	6,793	$24.82	3.25	$67,544
Exercisable at September 30, 2010	5,240	$25.54	2.50	$49,661

The total intrinsic value of options exercised during the six months ended September 30, 2010 and 2009 was $5.1 million and $1.4 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise.

As of September 30, 2010, total unrecognized compensation cost related to unvested stock options was $11.3 million, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the six months ended September 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2010	361	$21.41
Granted	220	$30.16
Vested	(30)	$23.39
Forfeited	(5)	$27.56
Non-vested at September 30, 2010	546	$24.42

As of September 30, 2010, total unrecognized compensation cost related to non-vested restricted stock awards was $8.6 million, which is expected to be recognized over a weighted average period of 2.7 years.  The total fair value of restricted stock awards vested during the six months ended September 30, 2010 was $0.7 million.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of each equity grant is estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Employee Stock Options	2010	2009	2010	2009
Expected volatility	46.6%	51.2%	46.3%	56.4%
Risk-free interest rate	1.2%	2.3%	1.7%	2.0%
Expected dividends	0.7%	0.8%	0.7%	1.2%
Expected life (in years)	4.2	4.5	4.2	4.5
Weighted-average grant date fair value	$11.14	$9.94	$11.22	$7.55
ESPP
Expected volatility	41.8%	58.1%	41.8%	58.1%
Risk-free interest rate	0.2%	0.3%	0.2%	0.3%
Expected dividends	0.7%	0.8%	0.7%	0.8%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average grant date fair value	$8.02	$7.45	$8.02	$7.45

The Company recognizes the grant-date fair value of stock-based payment awards as compensation cost in the financial statements using the straight-line attribution approach over the service period for which the awards are expected to vest.

10. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$25,429	$(746)	$51,375	$9,904
Unrealized loss on cash flow hedges, net of tax	(4,946)	(2,070)	(4,014)	(10,710)
Foreign currency translation gain, net of tax	1,024	149	722	1,429
Unrealized gain on long-term investments, net of tax	42	-	42	-
Comprehensive income (loss)	$21,549	$(2,667)	$48,125	$623

11. FOREIGN CURRENCY DERIVATIVES

Non-Designated Hedges

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  These foreign exchange forward contracts are not subject to the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC, but are carried at fair value with changes in the fair value recorded within Interest and other income, net, on the Condensed consolidated statement of operations in accordance with the Foreign Currency Matters Topic of the FASB ASC.  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.  The Company does not enter into foreign currency forward contracts for trading purposes.

As of September 30, 2010, the Company had foreign currency forward contracts denominated in Euros, Great Britain Pounds, and Australian Dollars.  These forward contracts hedge against a portion of the Company’s foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. dollar equivalent (“USD”) at September 30, 2010:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
Euro ("EUR")	17,000	$23,360	Sell Euro	1 month
Great Britain Pound ("GBP")	1,800	$2,847	Sell GBP	1 month
Australian Dollar ("AUD")	4,700	$4,544	Sell AUD	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in net gains of $0.8 million and $0.3 million in the three and six months ended September 30, 2010, respectively, and net gains of $0.5 million and $1.5 million in the three and six months ended September 30, 2009, respectively, which are included in Interest and other income, net, in the Condensed consolidated statement of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated Euro and Great Britain Pound denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes.  As of September 30, 2010, the Company had foreign currency put and call option contracts of approximately €43.2 million and £11.7 million.  As of March 31, 2010, it had foreign currency put and call option contracts of approximately €40.2 million and £10.8 million.

In the three and six months ended September 30, 2010, realized gains of $0.9 million and $1.9 million, respectively, on cash flow hedges were recognized in Net revenues in the Condensed consolidated statements of operations, compared to realized gains of $0.9 million and $4.4 million, respectively, for the same periods in the prior year.  The Company expects to reclassify the entire amount of $1.4 million of losses, net of tax, in Accumulated other comprehensive income to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

In the second quarter of fiscal 2010, the Company began hedging expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  As of September 30, 2010 and March 31, 2010, the Company had foreign currency swap contracts of approximately MX$140.1 million and MX$251.3 million, respectively.

There was no material impact from MX$ cash flow hedges in Cost of revenues in the Condensed consolidated statements of operations in the three and six months ended September 30, 2010, compared to realized gains of $0.1 million and $0.1 million, respectively, for the same periods in the prior year.  The Company expects to reclassify an immaterial amount of gains, net of tax, in Accumulated other comprehensive income to Cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company’s outstanding Peso currency swaps and approximate U.S. dollar equivalent (“USD”) at September 30, 2010:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	140,100	$10,945	Buy Peso	Monthly over 6 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC were as follows:

	Derivative Assets		Derivative Liabilities
	Reported in Other Current Assets		Reported in Accrued Liabilities
	September 30,	March 31,	September 30,	March 31,
(in thousands)	2010	2010	2010	2010

Foreign exchange contracts designated as cash flow hedges	$830	$2,845	$2,174	$74
Total derivatives designated as hedging instruments	830	2,845	2,174	74

Foreign exchange contracts not designated	-	-	-	-
Total derivatives	$830	$2,845	$2,174	$74

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of September 30, 2010 and March 31, 2010, and the impact of designated derivative contracts on Accumulated other comprehensive income before tax for the six months ended September 30, 2010:

(in thousands)	March 31, 2010	Amount of (loss) recognized in OCI (effective portion)	Amount of gain reclassified from OCI to income (loss) (effective portion)	September 30, 2010

Foreign exchange contracts designated as cash flow hedges	$2,771	$(2,176)	$1,939	$(1,344)

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in gross profit in the Condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Gain on foreign exchange contracts designated as cash flow hedges	$847	$1,036	$1,939	$4,486

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income, net in the Condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Loss on foreign exchange contracts	$(2,574)	$(680)	$(528)	$(3,497)

12. RESEARCH AND DEVELOPMENT GRANTS

As of September 30, 2010, the Company has received approximately $1.1 million in Mexican government grant funds that are designated for use in various research and development activities.  The Company’s accounting policy is to offset research and development expenses or reduce the cost basis of capital expenditures as incurred against the funds received.  In the six months ended September 30, 2010, the Company utilized approximately $0.6 million of these funds against expenses and capital expenditures.  Per the grant requirements, the Company is required to use the remaining funds in the fiscal quarter ended December 31, 2010.

13. INCOME TAXES

The amounts related to discontinued operations have been excluded from the discussion below as discontinued operations are classified separately for all periods presented.

The effective tax rate for the three and six months ended September 30, 2010 was 27.4% and 27.1%, respectively, compared to 26.1% and 28.7% for the same periods a year ago.  The higher effective tax rate for the three months ended September 30, 2010 compared to the same period a year ago is due primarily to the expiration of the U.S. research tax credit.  The decrease in the effective tax rate for the six months ended September 30, 2010 compared to the same period a year ago is due primarily to minimal tax benefit from certain foreign restructuring charges in the prior period offset in part by the expiration of the U.S. research tax credit.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the United States (“U.S.”) or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

As of September 30, 2010, the Company had $12.1 million of unrecognized tax benefits, compared to $11.2 million at March 31, 2010, recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense.  The accrued interest related to unrecognized tax positions is $1.9 million as of September 30, 2010 as compared to $1.7 million as of March 31, 2010.  No penalties have been accrued.

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

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years prior to 2007.  The Company is under examination by the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2005, except for the United Kingdom and Germany which have been concluded for tax years prior to fiscal 2008.

14. COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Numerator:
Income from continuing operations	$25,429	$15,897	$51,375	$28,835
Loss from discontinued operations	-	(16,643)	-	(18,931)
Net income (loss)	$25,429	$(746)	$51,375	$9,904

Denominator:
Weighted average shares-basic	47,087	48,737	47,607	48,632
Dilutive effect of employee equity incentive plans	1,437	830	1,541	486
Weighted average shares-diluted	48,524	49,567	49,148	49,118

Earnings (loss) per common share-basic:
Continuing operations	$0.54	$0.33	$1.08	$0.59
Discontinued operations	$-	$(0.34)	$-	$(0.39)
Net income (loss)	$0.54	$(0.02)	$1.08	$0.20

Earnings (loss) per share-diluted
Continuing operations	$0.52	$0.32	$1.05	$0.59
Discontinued operations	$-	$(0.34)	$-	$(0.39)
Net income (loss)	$0.52	$(0.02)	$1.05	$0.20

Potentially dilutive securities excluded from earnings (loss) per diluted share because their effect is anti-dilutive	2,254	5,407	2,214	7,071

As a result of classifying the AEG segment as discontinued operations, the denominator for the three months ended September 30, 2009 used in determining whether the inclusion of potential common shares for diluted earnings per share would have been anti-dilutive has been revised as its dilution effect is based on Income from continuing operations as previously compared to Net income (loss).

15. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, which includes corded and cordless communication headsets, audio processors and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes PC and gaming headsets; and “Clarity”, which includes specialty products marketed for hearing impaired individuals.

The following table presents net revenues by product group:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net revenues from unaffiliated customers:
Office and Contact Center	$117,951	$93,503	$235,531	$189,426
Mobile	27,581	34,665	66,238	66,975
Gaming and Computer Audio	8,179	9,015	17,504	17,825
Clarity	4,544	7,275	9,667	11,394
Total net revenues	$158,255	$144,458	$328,940	$285,620

The following table presents net revenues by geography:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net revenues from unaffiliated customers:
U.S.	$96,100	$93,370	$200,092	$182,159

Europe, Middle East and Africa	36,299	31,164	75,081	65,472
Asia Pacific	14,642	12,187	30,905	20,921
Americas, excluding U.S.	11,214	7,737	22,862	17,068
Total international net revenues	62,155	51,088	128,848	103,461

Total net revenues	$158,255	$144,458	$328,940	$285,620

No customer accounted for 10% or more of total net revenues for the three or six months ended September 30, 2010 and 2009, nor did any one customer account for 10% or more of accounts receivable, net, at September 30, 2010 and March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include statements containing our expectations regarding (i) the United States (“U.S.”) and world economy, (ii) our belief that the adoption of new accounting standards in relation to revenue arrangements will not have a material impact on future financial periods, (iii) the launch of additional UC products and new Mobile products, (iv) our top corporate goal to invest for Unified Communications (“UC”) leadership and a high return on our investments, (v) our ability to continue to focus on certain strategic initiatives, (vi) the future of UC technologies, including their implementation, growth in deployments, the effect on headset adoption, and our expectation concerning our revenue opportunity from UC, (vii) our position in the UC market, (viii) our ability to develop firmware and software for UC, (ix) our expenses, including research and development expenses and sales, general and administrative expenses, (x) maintaining revenue growth, and (xi) our anticipated capital expenditures for the remainder of fiscal 2011 in addition to other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission (“SEC”) including our annual Report on Form 10-K for the fiscal year ended March 31, 2010.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship a broad range of products to approximately 60 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and, while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, and specialty telephone markets in additional international locations.

As a result of the sale of Altec Lansing, our Audio Entertainment Group (“AEG”) business segment on December 1, 2009, AEG operating results have been classified as discontinued operations for all periods presented.

Consolidated net revenues increased to $158.3 million in the second quarter of fiscal 2011 from $144.5 million in the second quarter of fiscal 2010, driven by higher sales of our Office and Contact Center (“OCC”) products, which increased 26%, or $24.4 million, from the same quarter a year ago.  The increase in net revenues from these products in the current quarter was primarily from higher sales volumes as a result of a stronger overall economic environment, together with increased demand for headsets designed for UC applications.  This increase was offset in part by lower Mobile revenues, which decreased by 20%, or $7.1 million, over the same quarter a year ago due to declines in our U.S. revenues which resulted primarily from channel partners reducing their inventory levels due to weakness in the overall product category and the phase out of older Mobile products at our resellers in anticipation of the October 2010 release of our new products.  We also believe our market share for Mobile products decreased slightly in the U.S. while increasing internationally as compared to the same quarter a year ago.

We expect UC to increase the adoption and use of headsets in enterprise applications.  Headsets enable voice to be delivered naturally in UC systems.  As UC is adopted by enterprises to reduce costs and improve collaboration, headsets are expected to be an important part of the UC system.  We continue to invest in creating new products that are more appealing in functionality and design.  Our top corporate goal for fiscal 2011 is to invest for UC leadership and a high return on investment in UC.  During the six months ended September 30, 2010, we made progress on this goal.  Our Savi™ Office, Blackwire, Voyager PRO UC, and Calisto product families contributed $13.3 million and $23.1 million to our net revenues in the three and six months ended September 30, 2010, respectively, and we expect to launch additional UC products in the second half of fiscal 2011; however, there can be no assurance that significant growth in UC will occur or that we will be able to capitalize on that growth (See Item 1A Risk Factors).

Consolidated net revenues increased by $43.3 million from $285.6 million in the six months ended September 30, 2009 to $328.9 million for the six months ended September 30, 2010.  This increase was driven by higher sales volume of our OCC products which increased 24%, or $46.1 million, from the same period a year ago as a result of a stronger overall economic environment, together with increased demand for headsets designed for UC applications.

Our gross profit as a percentage of net revenue increased to 54.3% in the second quarter of fiscal 2011 from 47.0% in the second quarter of fiscal 2010 due to a mix shift to our higher margin OCC products.  Our OCC products represented 75% of our net revenues in the second quarter of fiscal 2011 compared to 65% in the same quarter a year ago, and Mobile net revenues decreased from 24% in the second quarter of the prior year to 17% in the current quarter.  Our gross profit also benefited from lower overall manufacturing costs as a result of the closure of manufacturing operations in Suzhou, China in July 2009 and outsourcing our Bluetooth product manufacturing to an existing supplier in China, together with other cost reductions.

We reported Income from continuing operations of $51.4 million in the six months ended September 30, 2010 compared to $28.8 million for the six months ended September 30, 2009, an increase of $22.6 million.  This increase was due primarily to higher net revenues and improved margins as a result of a larger mix of our higher margin OCC products and lower manufacturing costs.  The improvement in gross profit was offset in part by higher operating expenses due primarily to increased expenses as we invest in the business and higher compensation expenses, mostly from increased performance-based compensation on higher revenues and profits.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the Condensed consolidated statements of operations data, which is derived from the accompanying unaudited condensed consolidated financial statements.  The financial information and ensuing discussion should be read in conjunction with the accompanying unaudited Condensed consolidated financial statements and notes thereto.  Except as noted, financial results are for continuing operations.  We have classified the AEG operating results as discontinued operations in the Condensed consolidated statement of operations for all periods presented.

(in thousands except percentages)	Three Months Ended September 30,				Six Months Ended September 30,
	2010		2009		2010		2009

Net revenues	$158,255	100.0%	$144,458	100.0%	$328,940	100.0%	$285,620	100.0%
Cost of revenues	72,296	45.7%	76,527	53.0%	153,533	46.7%	152,685	53.5%
Gross profit	85,959	54.3%	67,931	47.0%	175,407	53.3%	132,935	46.5%

Operating expense:
Research, development and engineering	15,206	9.6%	13,542	9.4%	30,107	9.2%	27,211	9.5%
Selling, general and administrative	36,742	23.2%	32,913	22.8%	75,428	22.9%	66,097	23.1%
Restructuring and other related charges	-	0.0%	857	0.6%	-	0.0%	1,435	0.5%
Total operating expenses	51,948	32.8%	47,312	32.8%	105,535	32.1%	94,743	33.1%
Operating income	34,011	21.5%	20,619	14.2%	69,872	21.2%	38,192	13.4%
Interest and other income, net	1,017	0.6%	884	0.6%	635	0.2%	2,231	0.8%
Income from continuing operations before income taxes	35,028	22.1%	21,503	14.8%	70,507	21.4%	40,423	14.2%
Income tax expense from continuing operations	9,599	6.0%	5,606	3.9%	19,132	5.8%	11,588	4.1%
Income from continuing operations	25,429	16.1%	15,897	10.9%	51,375	15.6%	28,835	10.1%
Discontinued operations:
Loss from operations of discontinued AEG segment	-	0.0%	(26,602)	(18.4%)	-	0.0%	(29,777)	(10.4%)
Income tax benefit on discontinued operations	-	0.0%	(9,959)	(6.9%)	-	0.0%	(10,846)	(3.8%)
Loss on discontinued operations	-	0.0%	(16,643)	(11.5%)	-	0.0%	(18,931)	(6.6%)
Net income (loss)	$25,429	16.1%	$(746)	(0.6%)	$51,375	15.6%	$9,904	3.5%

NET REVENUES

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$117,951	$93,503	$24,448	26.1%	$235,531	$189,426	$46,105	24.3%
Mobile	27,581	34,665	(7,084)	(20.4%)	66,238	66,975	(737)	(1.1%)
Gaming and Computer Audio	8,179	9,015	(836)	(9.3%)	17,504	17,825	(321)	(1.8%)
Clarity	4,544	7,275	(2,731)	(37.5%)	9,667	11,394	(1,727)	(15.2%)
Total net revenues	$158,255	$144,458	$13,797	9.6%	$328,940	$285,620	$43,320	15.2%

Plantronics is engaged in the design, manufacture, marketing and sales of headsets for business and consumer applications, and other specialty products for the hearing impaired.  Our net revenues are derived primarily from sales of headsets for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, or “OCC”, which is defined as corded and cordless communication headsets, amplifiers and telephone systems; “Mobile”, which is defined as Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which is defined as PC and gaming headsets; and “Clarity”, which includes specialty products marketed for hearing impaired individuals.

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

Net revenues increased to $158.3 million in the second quarter of fiscal 2011 from $144.5 million in the second quarter of fiscal 2010 and to $328.9 million for the six months ended September 30, 2010 from $285.6 million in the same period a year ago as a result of higher OCC revenues due to improved economic conditions and the growth in UC revenues.

Fluctuations in the net revenues for the three months ended September 30, 2010 compared to the same quarter a year ago were primarily a result of the following:

•	OCC net revenues increased by $24.4 million due primarily to improved global economic conditions and growth in UC revenues.
•	Mobile net revenues decreased $7.1 million due mostly to channel partners who reduced their inventory levels in response to weakness in the overall category and the phase out of older product models.
•
Clarity net revenues decreased $2.7 million attributable to the deferral of revenue on shipments in the first quarter of fiscal 2010 until cash was collected in the second quarter of fiscal 2010 as a result of the uncertainty of timing of cash collection due to budget issues in the State of California with government programs.

Fluctuations in the net revenues for the six months ended September 30, 2010 compared to the same period a year ago resulted primarily from an increase of $46.1 million in OCC net revenues, due primarily to increased sales as a result of improved global economic conditions and growth in UC revenues.

Net revenues derived from sales of consumer goods into the retail channel typically account for a seasonal spike in the third quarter of our fiscal year.

Geographical Information

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Net revenues from unaffiliated customers:
U.S.	$96,100	$93,370	$2,730	2.9%	$200,092	$182,159	$17,933	9.8%

Europe, Middle East and Africa	36,299	31,164	5,135	16.5%	75,081	65,472	9,609	14.7%
Asia Pacific	14,642	12,187	2,455	20.1%	30,905	20,921	9,984	47.7%
Americas, excluding U.S.	11,214	7,737	3,477	44.9%	22,862	17,068	5,794	33.9%
Total international net revenues	62,155	51,088	11,067	21.7%	128,848	103,461	25,387	24.5%

Total net revenues	$158,255	$144,458	$13,797	9.6%	$328,940	$285,620	$43,320	15.2%

Consolidated U.S. net revenues, as a percentage of total net revenues, were 61% of total net revenues in both the three and six months ended September 30, 2010, as compared to 65% and 64% in the same respective periods in the prior year.  U.S. net revenues in dollars increased 2.9% and 9.8% in the three and six months ended September 30, 2010, respectively, due primarily to higher revenue from OCC products.  International net revenues increased to 39% of total net revenues in both the three and six months ended September 30, 2010, as compared to 35% and 36% in the same respective periods in the prior year and increased by 21.7% and 24.5% in dollars for the three and six months ended September 30, 2010, respectively, compared to the same three and six month periods of the prior year.  The EMEA region increased due to improved demand for OCC products and increased product placements in the Mobile market.  Asia Pacific region revenues increased mostly from higher OCC product revenues as a result of improved economic conditions and increased channel resources.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, and reserves for excess and obsolete inventory.  These costs include material and direct labor, our operations management team and indirect labor such as supervisors and warehouse workers, freight expense, depreciation, royalties, and an allocation of overhead expenses including facilities, human resources and IT costs.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Net revenues	$158,255	$144,458	$13,797	9.6%	$328,940	$285,620	$43,320	15.2%
Cost of revenues	72,296	76,527	(4,231)	(5.5%)	153,533	152,685	848	0.6%
Consolidated gross profit	$85,959	$67,931	$18,028	26.5%	$175,407	$132,935	$42,472	31.9%
Consolidated gross profit %	54.3%	47.0%	7.3	ppt.	53.3%	46.5%	6.8	ppt.

As a percentage of net revenues, the increase in gross profit in the three months ended September 30, 2010 as compared to the same quarter a year ago was due primarily to the following:

•
a 2.6 percentage point benefit from higher product margins driven by a favorable product mix with total revenues consisting of a higher portion of OCC revenues, which generally have a higher gross margin than other product categories;

•	a 2.2 percentage point benefit from improved Bluetooth product margins related to lower costs as a result of the outsourcing of our manufacturing beginning in July 2009;
•
a 1.6 percentage point benefit from lower depreciation expenses as we incurred accelerated depreciation expenses in the prior fiscal year period related to the closure of our Suzhou, China manufacturing facility in July 2009;

•	a 0.9 percentage point benefit from a combination of lower costs for duty, freight, scrap, and other factory costs;
•	a 0.7 percentage point benefit from lower royalty expense as a result of a change in contract terms with a long-standing customer; and
•	a 0.7 percentage point detriment from higher requirements for excess and obsolete inventory provisions.

The increase in gross profit as a percentage of net revenues in the six months ended September 30, 2010 compared to the same quarter a year ago was due primarily to the following:

•	a 2.5 percentage point benefit from improved Bluetooth product margins related to lower costs as a result of the outsourcing of our manufacturing beginning in July 2009;
•
a 2.3 percentage point benefit from lower depreciation expenses as we incurred accelerated depreciation expenses in the prior fiscal year period related to the closure of our Suzhou, China manufacturing facility in July 2009;

•
a 1.4 percentage point benefit from higher product margins driven mostly by a favorable product mix with total revenues consisting of a higher portion of OCC revenues which generally have a higher gross margin than other product categories; and

•	a 0.6 percentage point benefit from lower royalty expense as a result of a change in contract terms with a long-standing customer.

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

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Research, development and engineering	$15,206	$13,542	$1,664	12.3%	$30,107	$27,211	$2,896	10.6%
% of total net revenues	9.6%	9.4%	0.2	ppt.	9.2%	9.5%	(0.3)	ppt.

For the three months ended September 30, 2010, research, development and engineering expenses increased as compared to the three months ended September 30, 2009 due primarily to $1.0 million in higher project-related costs including outside services.  For the six months ended September 30, 2010, expenses increased as compared to the same period ended September 30, 2009 due primarily to $1.5 million in higher project-related costs including outside services along with increased compensation expenses which resulted primarily from higher performance-based compensation due to higher profits and increased headcount.

We anticipate that our research, development and engineering expenses will increase slightly from the second quarter in the remaining quarters of fiscal 2011 as we continue to invest in UC.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, professional service fees, travel expenses, litigation costs, allocations of overhead expenses, including facilities, human resources and IT costs, and bad debt expense.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Selling, general and administrative	$36,742	$32,913	$3,829	11.6%	$75,428	$66,097	$9,331	14.1%
% of total net revenues	23.2%	22.8%	0.4	ppt.	22.9%	23.1%	(0.2)	ppt.

In the three months ended September 30, 2010 compared to the three months ended September 30, 2009, selling, general and administrative expenses increased due mostly to higher compensation expenses of $1.3 million as a result of higher performance-based compensation on higher revenues and profits, increased travel expenses of $1.0 million, higher legal fees, and increased professional service fees associated with higher revenues.

In the six months ended September 30, 2010 compared to the six months ended September 30, 2009, selling, general and administrative expenses increased due mostly to higher compensation expenses of $3.5 million as a result of higher performance-based compensation on higher revenues and profits, increased travel expenses of $1.7 million, increased marketing promotional costs of $1.1 million, higher professional service fees associated with higher revenues, and higher legal fees.

We anticipate our selling, general and administrative expenses will increase from the second quarter level in the remaining quarters of fiscal 2011 due in part to marketing programs for the launch of UC products planned in the second half of the fiscal year.  Although we expect an increase in absolute dollars in the second half of the fiscal year, we expect our selling, general and administrative expenses will decrease as a percentage of total net revenues in comparison to the second quarter of fiscal 2011.

RESTRUCTURING AND OTHER RELATED CHARGES

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Restructuring and other related charges	$-	$857	$(857)	(100.0%)	$-	$1,435	$(1,435)	(100.0%)
% of total net revenues	0.0%	0.6%	(0.6)	ppt.	0.0%	0.5%	(0.5)	ppt.

We announced various restructuring activities in fiscal 2009 in an effort to reduce our cost structure.  These actions consisted of reductions in force throughout all of our geographies along with a plan to close our manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products to a third party supplier in China.  We exited the manufacturing portion of the facility in July 2009 at which time the remaining assets were classified as Assets held for sale on the Condensed consolidated balance sheet.  Approximately 1,500 employees from functions across the Company were notified of their termination under these actions and substantially all of these employees have been terminated as of September 30, 2010.

As a result of these restructuring actions, during the six months ended September 30, 2009, we recorded approximately $1.4 million of Restructuring and other related charges, consisting of severance and benefits along with facilities and equipment charges.  In addition, during the six months ended September 30, 2009, we recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues.  There were no charges during the six months ended September 30, 2010.

As of September 30, 2010, we have recorded a total of $19.1 million of costs related to these actions, which includes $12.2 million of severance and benefits and $6.9 million in non-cash charges related to accelerated depreciation charges, the write-off of facilities and equipment and loss on Assets held for sale.  All of these costs were recorded as restructuring expenses, with the exception of $5.2 million of accelerated depreciation which was recorded in Cost of revenues.  Substantially all the costs related to these actions have been paid as of September 30, 2010.

OPERATING INCOME

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Operating income	$34,011	$20,619	$13,392	64.9%	$69,872	$38,192	$31,680	82.9%
% of total net revenues	21.5%	14.2%	7.3	ppt.	21.2%	13.4%	7.8	ppt.

In the three and six months ended September 30, 2010, compared to the same periods in the prior year, consolidated operating income increased primarily as a result of higher net revenues and associated gross profit due to cost reductions as a result of restructuring and other actions taken in the prior year to significantly reduce our manufacturing cost structure.

INTEREST AND OTHER INCOME, NET

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Interest and other income, net	$1,017	$884	$133	15.0%	$635	$2,231	$(1,596)	(71.5%)
% of total net revenues	0.6%	0.6%	-	ppt.	0.2%	0.8%	(0.6)	ppt.

In the three months ended September 30, 2010 compared to the same period in the prior year, interest and other income, net increased due primarily to greater foreign currency exchange gains in the second quarter of fiscal 2011 than in the prior year period as a result of the weakness of the U.S. dollar.  In the six months ended September 30, 2010 compared to the same period in the prior year, interest and other income, net decreased due primarily to greater foreign currency exchange gains in the prior six month period as a result of the dollar weakening significantly more during that period than during the current six month period.

INCOME TAX EXPENSE

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Income from continuing operations before income taxes	$35,028	$21,503	$13,525	62.9%	$70,507	$40,423	$30,084	74.4%
Income tax expense from continuing operations	9,599	5,606	3,993	71.2%	19,132	11,588	7,544	65.1%
Income from continuing operations	$25,429	$15,897	$9,532	60.0%	$51,375	$28,835	$22,540	78.2%
Effective tax rate	27.4%	26.1%	1.3	ppt.	27.1%	28.7%	(1.6)	ppt.

The amounts related to discontinued operations have been excluded from the discussion below as discontinued operations are classified separately for all periods presented.

Our effective tax rate for the three and six months ended September 30, 2010 was 27.4% and 27.1%, respectively, compared to 26.1% and 28.7% for the same periods a year ago.  The higher effective tax rate for the three months ended September 30, 2010 compared to the same period a year ago is due primarily to the expiration of the U.S. research tax credit.  The decrease in the effective tax rate for the six months ended September 30, 2010 compared to the same period a year ago is due primarily to minimal tax benefit from certain foreign restructuring charges during the same period a year ago offset in part by the expiration of the U.S. research tax credit.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

As of September 30, 2010, we had $12.1 million of unrecognized tax benefits compared to $11.2 million as of March 31, 2010, recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in Income tax expense. The accrued interest related to uncertain tax positions is $1.9 million as of September 30, 2010 as compared to $1.7 million as of March 30, 2010.  No penalties have been accrued.

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

We are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  We are no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2007.  We are under examination by the California Franchise Tax Board for our 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2005, except for the United Kingdom and Germany which have been concluded for tax years prior to fiscal 2008.

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

There was no income or loss from discontinued operations for the three and six months ended September 30, 2010.  The results from discontinued operations for the three and six months ended September 30, 2009 were as follows::

(in thousands)	Three Months Ended September 30,	Six Months Ended September 30,
	2009	2009

Net revenues	$22,957	$41,920
Cost of revenues	(18,202)	(34,613)
Operating expenses	(6,163)	(11,871)
Impairment of goodwill and long-lived assets	(25,194)	(25,194)
Restructuring and other related charges	-	(19)
Loss from operations of discontinued AEG segment	(26,602)	(29,777)
Tax benefit from discontinued operations	(9,959)	(10,846)
Loss on discontinued operations, net of tax	$(16,643)	$(18,931)

FINANCIAL CONDITION

The table below provides selected Condensed consolidated cash flow information for the periods presented:

	Six Months Ended
	September 30,
(in thousands)	2010	2009

Cash provided by operating activities	$57,285	$52,475

Cash used for capital expenditures and other assets	$(6,227)	$(3,003)
Cash provided by maturities (used for purchases) of investments,net	(56,331)	35,750
Cash provided by other investing activities	-	277
Cash provided by (used for) investing activities	$(62,558)	$33,024

Cash used for financing activities	$(50,871)	$(1,423)

Cash Flows from Operating Activities

Cash flows from operating activities for the six months ended September 30, 2010 consisted of net income of $51.4 million, non-cash charges of $13.9 million and working capital uses of cash of $8.0 million.  Non-cash charges related primarily to $7.8 million of depreciation and amortization and $7.8 million of stock-based compensation offset in part by a $2.8 million benefit from deferred income taxes.  Working capital uses of cash consisted primarily of an increase in accounts receivable and a decrease in accounts payable.  The days sales outstanding (“DSO”) as of September 30, 2010 decreased to 54 days from 64 days as of September 30, 2009, which was due primarily to higher net revenues during the six months ended September 30, 2010 as the same period in the prior year experienced a larger impact from the global recession.  The DSO calculation is based on Net revenues from continuing operations and consolidated accounts receivable, which includes AEG receivables as these assets did not transfer with the sale.  The working capital uses of cash were offset in part by working capital sources of cash, primarily from a decrease in prepaid income taxes.

Cash flows from operating activities for the six months ended September 30, 2009 consisted of net income of $9.9 million, non-cash charges of $34.9 million and working capital sources of cash of $7.7 million.  Non-cash charges related primarily to a $25.2 million impairment charge on AEG long-lived assets, $10.2 million of depreciation and amortization, $7.0 million of stock-based compensation, and $5.9 million of non-cash restructuring charges from accelerated depreciation on assets associated with the closure of our Suzhou, China manufacturing facility in July 2009, including $5.2 million that was recorded in Cost of revenues.  Working capital sources of cash consisted primarily of decreases in inventory due to increased net revenue levels in comparison to the fourth quarter of fiscal 2009 and income taxes due to refunds received, and an increase in accounts payable, which fluctuates based on the timing of payments.  The DSO as of September 30, 2009 increased to 64 days from 53 days as of September 30, 2008, which is due primarily to lower revenues in the six months ended September 30, 2009 in comparison to the same period in the prior year which included the earlier benefit in the period related to Bluetooth headsets revenue attributable to hands-free legislation being enforced in the states of California and Washington beginning July 1, 2009.  Despite the increase in DSO, the overall quality in the aging of accounts receivable improved from the prior year quarter.  Working capital uses of cash consisted primarily of an increase in accounts receivable as a result of higher net revenue from the fourth quarter of fiscal 2009.

Cash Flows from Investing Activities

Net cash flows used for investing activities for the six months ended September 30, 2010 consisted primarily of $64.8 million and $14.7 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $6.2 million related primarily to tooling and IT projects.  These uses of cash were offset in part by net proceeds of $23.3 million from the sale of our Auction Rate Securities (“ARS”) short-term investments at par value.

Net cash flows provided by investing activities for the six months ended September 30, 2009 consisted primarily of net proceeds from maturities of short-term investments of $35.0 million and capital expenditures of $3.0 million related primarily to IT projects and tooling costs.

Cash Flows used for Financing Activities

Net cash flows used for financing activities for the six months ended September 30, 2010 consisted primarily of $60.0 million related to the repurchase of common stock and dividend payments of $4.8 million, which were partially offset by $11.1 million in proceeds from the exercise of employee stock options and $2.0 million in proceeds from the sale of treasury stock.

Net cash flows used for financing activities for the six months ended September 30, 2009 consisted primarily of dividend payments of $4.9 million and $4.5 million related to the repurchase of common stock, which was partially offset by $5.6 million in proceeds from the exercise of employee stock options and $1.6 million in proceeds from the sale of treasury stock.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been to repurchase stock and for capital expenditures.  At September 30, 2010, we had working capital of $492.1 million, including $359.4 million of cash, cash equivalents and short-term investments, compared with working capital of $500.0 million, including $369.2 million of cash, cash equivalents and short-term investments at March 31, 2010.  The decrease in working capital at September 30, 2010 compared to March 31, 2010 is a result of the decrease in cash due to stock repurchases during the six months ended September 30, 2010, offset in part by cash generated from operating activities.  As of September 30, 2010, of our $359.4 million of cash, cash equivalents and short-term investments, $104.8 million is held in the U.S. while $254.6 million is held internationally and would be subject to U.S. tax if we repatriate back to the U.S.

For the remainder of fiscal 2011, we expect to spend an additional $8.0 million to $9.0 million in capital expenditures, consisting primarily of solar panels to reduce energy costs in our corporate headquarters, IT related expenditures and tooling for new products.  We will continue to evaluate new business opportunities and new markets; as a result, future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

During the first six months of fiscal 2011, we repurchased 2,034,700 shares of our common stock in the open market as part of our publicly announced repurchase programs at a total cost of $60.0 million.  The repurchases were from three separate repurchase plans authorized by the Board of Directors on March 1, 2010, June 4, 2010, and August 27, 2010, respectively, for the repurchase of 1,000,000 shares under each plan.  As of September 30, 2010, there were a total of 941,200 remaining shares authorized for repurchase, all of which are under the August 27, 2010 plan.

Our cash and cash equivalents as of September 30, 2010 consist of U.S. Treasury Bills or Treasury-Backed funds and bank deposits with third party financial institutions.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or there are other adverse conditions in the financial markets.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits, upon repatriation.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  As of September 30, 2010, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, and Corporate Bonds.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances.  We record in the Condensed consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Consolidated statement of operations.  Gains and losses associated with currency rate changes on contracts are recorded within Interest and other income, net, offsetting transaction gains and losses on the related assets and liabilities.  Please see Item 3 Quantitative and Qualitative Disclosures About Market Risk for additional information.

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great Britain Pound with put and call option contracts used as collars.  We also started hedging a portion of the forecasted expenditures in Mexican Pesos with a cross-currency swap in the second quarter of fiscal 2010.  At each reporting period, we record the net fair value of our unrealized option contracts in the Condensed consolidated balance sheet with related unrealized gains and losses as a component of Accumulated other comprehensive income, a separate element of Stockholders’ equity.  Gains and losses associated with realized option and swap contracts are recorded within Net revenue and Cost of revenues.  Please see Item 3 Quantitative and Qualitative Disclosures About Market Risk for additional information.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2010.  At September 30, 2010, unrecognized tax benefits and related interest were $12.1 million and $1.9 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, Long-term income taxes payable on our Condensed consolidated balance sheet includes these unrecognized tax benefits.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  Other than the item discussed below in Recent Accounting Pronouncements, there have been no changes to our critical accounting policies during the six months ended September 30, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement.  The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including vendor specific objective evidence, third party evidence of selling price, or estimated selling price.

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality, from the scope of ASC 605-985, Software-Revenue Recognition.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method.  If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year.  Full retrospective application of these amendments to prior fiscal years is optional.  We implemented both ASU 2009-13 and ASU 2009-14 in the second quarter of fiscal 2011 with retrospective application to the beginning of fiscal 2011 for transactions that were initiated or materially modified during fiscal 2011.  Implementation of these ASUs did not have a material impact on reported net revenues as compared to net revenues under previous guidance as we do not typically enter into multiple element arrangements. In addition, the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had no impact on the amount and timing of reported net revenues.  We do not believe that the effect of adopting these standards will have a material impact on future financial periods.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $294.4 million at September 30, 2010 compared to $350.0 million at March 31, 2010.  We had short-term investments of $65.0 million as of September 30, 2010, compared to $19.2 million as of March 31, 2010.  We had long-term investments of $14.8 million as of September 30, 2010 and none as of March 31, 2010.  Cash equivalents have a remaining maturity of three months or less at the date of purchase; short-term securities have a remaining maturity of greater than three months at the date of purchase; and long-term investments have maturities greater than one year, or we do not currently have the ability to liquidate the investment.  As of March 31, 2010, all of our ARS portfolio was held in our name at a limited number of major financial institutions and was concentrated primarily in student loans.  The ARS were classified as short-term trading securities due to management’s intent to exercise the put option with UBS and the expectation that the ARS will be sold within twelve months.  The ARS were sold at par value at the end of June 2010.  As of September 30, 2010, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, and Corporate Bonds.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.  A portion of our cash is managed by external managers within the guidelines of our investment policy.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be high credit quality, primarily rated A or A2, with the objective of minimizing the potential risk of principal loss.  All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. All short-term investments have maturities less than 12 months, while all long-term investments have maturities greater than 12 months. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. We recognized no material realized or unrealized net gains or losses during the three and six month periods ended September 30, 2010 and 2009.

Interest rates declined in the three and six-month periods of fiscal 2011 compared to the same periods in the prior year.  During the three and six months ended September 30, 2010, we generated no significant interest income from our portfolio of cash equivalents and investments.  A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.

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

We experienced net foreign currency gains in the second quarter of fiscal 2011.  Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar, could result in foreign exchange losses in future periods.

Non-designated Hedges

We hedge our Euro, Great Britain Pound and Australian Dollar denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the forward currency contracts as of September 30, 2010 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Euro ("EUR")	Sell Euro	$23.4	$2.3	$(2.3)
Great Britain Pound ("GBP")	Sell GBP	2.8	0.3	(0.3)
Australian Dollar ("AUD")	Sell AUD	4.5	0.5	(0.5)
Net position		$30.7	$3.1	$(3.1)

Cash Flow Hedges

In the second quarter of fiscal 2011, approximately 39% of net revenues were derived from sales outside the U.S., which were denominated primarily in the Euro and the Great Britain Pound.

As of September 30, 2010, we had foreign currency call option contracts of approximately €43.2 million and £11.7 million, denominated in Euros and Great Britain Pounds, respectively.  In addition, as of September 30, 2010, we had foreign currency put option contracts of approximately €43.2 million and £11.7, denominated in Euros and Great Britain Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.  If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. Dollar, we could incur a gain of $6.2 million or a loss of $6.0 million.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of September 30, 2010 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$(79.1)	$2.2	$(4.7)
Put options	73.7	4.0	(1.3)
Net position	$(5.4)	$6.2	$(6.0)

Collectively, our swap contracts hedge against a portion of our forecasted Mexican Peso (“MX$”) denominated expenditures. As of September 30, 2010, we had cross currency swap contracts of approximately MX$140.1 million.

The table below presents the impact on the Black-Scholes valuation of our currency swap contract of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the swap contract for cash flow hedges as of September 30, 2010 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$10.9	$(0.1)	$1.2

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

Our results of operations and financial performance depend significantly on continued improvement in worldwide economic conditions.  Uncertainty regarding the global economic recovery continues to pose risks to our business.  Reductions in spending in response to tighter credit, negative financial news and/or declines in income or asset values, may have a material negative effect on demand for our products.  Other factors that influence demand include job loss and creation, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors have had a material adverse effect on demand for our products and on our financial condition and operating results and may continue to have such an effect in the future if economic conditions do not improve.

Our profitability is very sensitive to the level of revenues and, in particular, to revenues from our highest margin products, which have historically been corded OCC products for contact center applications.  Demand for our products is cyclical with respect to economic cycles, and our OCC business in total contracted when the U.S. recession and global economic slowdown manifested itself in late calendar 2008 and has yet to recover to pre-recession levels.  As a result of the worldwide economic conditions, revenue in all portions of our business declined in the fourth quarter of fiscal 2009 and in most portions of our business in the first and second quarters of fiscal 2010 in comparison to the comparable periods in the prior years.  Although we experienced sequential quarterly revenue growth from the decline in the fourth quarter of fiscal 2009 up until the first quarter of fiscal 2011, net revenues decreased in the second quarter of fiscal 2011 from the first quarter of fiscal 2011, and quarterly revenues are still lower than quarterly revenues in fiscal 2008 and there is no assurance that the economy will fully recover or that there will not be another economic slowdown or downturn.  If worldwide economic conditions do not improve or if they weaken below current levels, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which, in turn, could have a material adverse effect on our revenue, profitability and the market price of our stock.  Failure to meet our anticipated demand projections could create excess levels of inventory, which would result in additional reserves for excess and obsolete inventory, negatively impacting our financial results.

Uncertainty regarding future economic conditions also makes it more challenging for us to forecast operating results, make business decisions, and identify the risks that may affect our business, sources and uses of cash, financial condition and results of operations.

Further, fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. Dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the Great Britain Pound (“GBP”).  We hedge a portion of our Euro and GBP forecasted revenue exposure for the future 12 month period.  Although we have employed these hedging techniques to minimize these risks, we can offer no assurance that such strategies will be effective.  If the Euro and GBP fall against the U.S. Dollar, our revenues, gross profit and profitability in the future could be negatively affected.  See also our risk titled “We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our revenues, gross profit, and profitability.”

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

•
We incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, incur sales and marketing expenditures, and other operating commitments prior to obtaining firm commitments from our customers.  In the event we acquire too much inventory for certain products, the risk of future inventory write-downs increases.  Conversely, in the event we have inadequate inventory to meet the demand for particular products, we may miss significant revenue opportunities or incur significant expenses such as air freight, costs for expediting shipments, and other negative variances in our manufacturing processes as we attempt to make up for the shortfall.  When a significant portion of our revenue is derived from new products, forecasting the appropriate volumes of production is even more difficult.

Fluctuations in our operating results may cause volatility in the trading price of our common stock.

The success of our business depends heavily on our ability to effectively market our UC products, and our business could be materially adversely affected if markets do not develop as we expect.

We compete in the business market for the sale of our office and contact center products.  We believe that our greatest long-term opportunity for profit growth is in the office market, and our foremost strategic objective for this segment is to increase headset adoption.  To this end, we are investing in creating new products that are more appealing in functionality and design as well as targeting certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large corporations will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and product growth.  UC is the integration of voice and video-based communications systems enhanced with software applications and IP networks.  It may include the integration of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video and web conferencing, and unified messaging.  UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving overall business efficiency and providing more effective collaboration among an increasingly distributed workforce.  Despite weak economic conditions, trial deployments of UC solutions and headsets continue to grow, with some evidence that the cost savings and productivity enhancements derived from UC are driving the expansion of existing deployments in both the U.S. and Europe.  We can give no assurance that significant growth in UC will occur or that we will be able to take advantage of any growth that does not occur.

Our ability to realize our UC plans and to achieve the financial results projected to arise from UC adoption could be adversely affected by the following factors: (i) the risk that, as UC becomes more widely adopted, competitors will offer solutions that will effectively commoditize our headsets which, in turn, will reduce the sales prices for our headsets; (ii) our plans are dependent upon adoption of our UC solution by major platform providers such as Microsoft Corporation, Cisco Systems, Inc., Avaya, Inc., Alcatel-Lucent, and IBM, and we have a limited ability to influence such providers with respect to the functionality of their platforms, their rate of deployment, and their willingness to integrate their platforms with our solutions; (iii) the development of UC solutions is technically complex and this may delay or obstruct our ability to introduce solutions to the market on a timely basis and that are cost effective, feature-rich, stable and attractive to our customers; (iv) our development of UC solutions is dependent on our ability to design, develop and manufacture complex electronic systems comprised of hardware, firmware and software that must work in a wide variety of environments and multiple variations; (v) as UC becomes more widely adopted we anticipate that competition for market share will increase, and some competitors may have superior technical and economic resources; (vi) UC solutions may not be adopted with the breadth and speed in the marketplace that we currently anticipate; and (vii) UC may evolve rapidly and unpredictably and our ability to adapt to those changes and future requirements  may impact our profitability in this market and our overall margins.

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

If these investments do not generate incremental revenue, our business could be materially affected.  We are also experiencing a more aggressive and competitive environment with respect to price in our business markets, leading to increased order volatility, which puts pressure on profitability and could result in a loss of market share if we do not respond effectively.

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

Some of our products utilize long-lead time parts which are available from a limited set of vendors.  The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has historically contributed to significant inventory write-downs, particularly in inventory for consumer products.  For OCC products, long life-cycles periodically necessitate last-time buys of raw materials that may be used over the course of several years.  We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements.  We write down to net realizable value the excess and obsolete inventory.  We evaluate the future realizable value of inventories and impact on gross margins, taking into consideration product life cycles, technological and product changes, demand visibility and other market conditions.  We believe our current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of our inventory.

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

The failure of our suppliers to provide quality components or services in a timely manner could adversely affect our results of operations.

Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of raw materials, components, sub-assemblies, and products from our suppliers.  We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products.  We also have certain of our components and products manufactured for us by third party suppliers.  The cost, quality, and availability of such goods are essential to the successful production and sale of our products.  Obtaining raw materials, components, sub-assemblies, and finished products entails various risks, including the following:

•
Rapid increases in production levels to meet unanticipated demand for our products could result in higher costs for components and sub-assemblies, increased expenditures for freight to expedite delivery of required materials, and higher overtime costs and other expenses.  These higher expenditures could reduce our profit margins.  Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also reduce our margins.

•
We obtain certain raw materials, sub-assemblies, components and products from single suppliers, including substantially all of our Bluetooth products from GoerTek, Inc.  Alternate sources for these items may not be readily available.  Any failure of GoerTek, Inc. or our other our suppliers to remain in business, to provide us with the quantity of components or products that we need or to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the components or products we need could materially adversely affect our business, financial condition and results of operations.

•
Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies require us to work with only a single source of silicon chip-sets on any particular new product.  We, or our supplier(s) of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules.  Due to our dependence on single suppliers for certain chip-sets, we could experience higher prices, a delay in development of the chip-set, or the inability to meet our customer demand for these new products.  Additionally, these suppliers or other suppliers may enter into bankruptcy, discontinue production of the parts we depend on or may not be able to produce due to financial difficulties or the global recession.  If this occurs, we may have difficulty obtaining sufficient product to meet our needs.  This could cause us to fail to meet customer expectations.  If customers turn to our competitors to meet their needs, there could be a long-term adverse impact on our revenues and profitability.  Our business, financial condition and results of operations could therefore be materially adversely affected as a result of these factors.

•
We were apprised by one of our sole sourced suppliers that a wafer fabrication foundry it uses to produce integrated circuits for certain of our call center and office headsets is no longer producing those integrated circuit products.  The production of these products was shifted to a different wafer fabrication foundry that previously produced these integrated circuits on our behalf.  We expect to have new products before our supply of integrated circuits is depleted; however, the new foundry could have difficulties re-establishing the process and re-qualifying the integrated circuits that they are producing on our behalf.  If the new wafer fabrication foundry cannot produce these integrated circuits with good quality, in the quantities we require in a timely manner, it is possible that we will not have product available to meet demand.  Our revenue might decrease as a result and our customers might be forced to turn to alternative suppliers.  A failure to properly produce the integrated circuits in the re-qualified foundry could materially affect our business, financial condition and results of operations.

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

•
Most of our suppliers are not obligated to continue to provide us with raw materials, components, and sub-assemblies.  Rather, we buy most of our raw materials, components and subassemblies on a purchase order basis.  Prices for many commodities are rising and are increasing our costs. Additionally, if our suppliers experience increased demand or shortages, it could affect deliveries to us.  In turn, this would affect our ability to manufacture and sell products that are dependent on those raw materials, components, and subassemblies and to maintain expected margins.  Any such shortages or further increases in prices could materially adversely affect our business, financial condition, and results of operations.

We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives which could have an adverse effect on our business.

Original design manufacturers and contract manufacturers produce key portions of our product lines for us, including substantially all of our Bluetooth products.  Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and loss of services.  Financial instability of our manufacturers or contractors resulting from the global recession or otherwise could result in our having to find new suppliers which could increase our costs and delay our product deliveries.  These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons.  Consequently, we may experience delays in the timeliness, quality and adequacy of product deliveries, any of which could harm our business and operating results.

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

We have experienced volatility in costs from our suppliers, particularly in light of the price fluctuations of oil, gold, silver and other products in the U.S. and around the world.  We may continue to experience volatility, which could affect profitability and/or market share.  If we experience cost increases and are unable to pass these on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition and results of operations may be materially and adversely affected.

Our consumer business is volatile and failure to compete successfully in this business may have an adverse effect on our financial condition.

Our consumer business, which consists primarily of Bluetooth headsets and computer and gaming headsets, is highly competitive.  The risks faced in connection with this include the following:

•	competition may increase more than we expect and result in product pricing pressures;

•	our ability to meet the market windows for consumer products;

•	difficulties retaining or obtaining shelf space for consumer products in our sales channel;

•	difficulties in achieving or maintaining a sufficient gross margin and uncertainties in the demand for Bluetooth headsets and computer and gaming headsets; and

•	the global economic weakness has lessened the amount generally spent by consumers, decreasing the demand for consumer products in fiscal 2009 and fiscal 2010 from fiscal 2008 levels.

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

We also compete in the consumer market for the sale of our mobile, gaming, and Clarity products.  We believe that effective product promotion is highly relevant in the consumer market, which is dominated by large brands that have significant consumer mindshare.  We have invested in marketing initiatives to raise awareness and consideration of Plantronics’ products.  We believe this will help increase preference for Plantronics and promote headset adoption overall.  The consumer market is characterized by relatively rapid product obsolescence, and we are at risk if we do not have the right products at the right time to meet consumer needs.  In addition, some of our competitors have significant brand recognition, and we are experiencing more competition in pricing actions, which can result in significant losses and excess inventory.

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

We hedge a portion of our Euro and GBP forecasted revenue exposure for the future 12 month period.  In addition, we hedge a portion of our Peso forecasted cost of revenues.  Although we have employed these hedging techniques to minimize these risks, we can offer no assurance that such strategies will be effective.  If the Euro and GBP fall against the U.S. Dollar, our revenues, gross profit and profitability in the future could be negatively affected.

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

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income has been generated historically in jurisdictions outside of the U.S.  Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates.  If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, the applicable tax laws were rescinded or changed, or the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected.  While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful.  In addition, many of these strategies will require a period of time to implement.  Moreover, if U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition, and results of operations could be materially adversely affected.

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

Patents, copyrights, trademarks, and trade secrets are owned by individuals or entities that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights.  As we have grown, the intellectual property rights claims against us have increased.  There has also been a general trend of increasing intellectual property assertion against corporations that make and sell products.  Our products and technologies may be subject to certain third-party claims and, regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate, settle, or otherwise resolve.  In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue the manufacture and distribution of products that are found to be in violation of another party’s rights.  We also may have to obtain, or renew on less favorable terms, licenses to manufacture and distribute our products, which may significantly increase our operating expenses.  In addition, many of our agreements with our distributors and resellers require us to indemnify them for certain third-party intellectual property infringement claims.  Discharging our indemnity obligations may involve time-consuming and expensive litigation and result in substantial settlements or damages awards, our products being enjoined, and the loss of a distribution channel or retail partner.

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

Under the terms of the Asset Purchase Agreement, dated October 2, 2009, a First Amendment to the Asset Purchase Agreement, dated November 30, 2009, a Side Letter to the Asset Purchase Agreement, dated January 8, 2010, and a second Side Letter to the Asset Purchase Agreement, dated February 15, 2010 (collectively, the “Purchase Agreement”), we retained certain assets and liabilities of Altec Lansing as of the closing date, December 1, 2009.

We have agreed to indemnify the Purchaser for breaches of certain representations and warranties and covenants we made in the Purchase Agreement regarding the AEG business and additionally, we agreed to generally retain responsibility for certain liabilities that may arise.  While any remaining funds that are held in escrow will be released on the first anniversary of the closing date, until the representations and warranties terminate as provided in the Purchase Agreement or if the Purchaser incurs certain other losses, the Purchaser may make an indemnification claim for any losses it has incurred and we may incur substantial expenses resolving the Purchaser’s claim which would harm our operating results.  In addition, our ability to defend ourselves may be impaired because most of our former AEG employees are employees of the Purchaser and our management may have to devote a substantial amount of time to resolving the claim, and, as we are no longer in the AEG business, we may not be able to readily offer products, service and intellectual property in settlement.  In addition, these indemnity claims may divert management attention from our continued business.  It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or the Purchaser and we may expend substantial resources trying to determine which party has responsibility for the claim.

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

We have $16.8 million of goodwill and intangible assets recorded on our balance sheet, and we have incurred significant impairment losses over the last two fiscal years recorded in discontinued operations.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, the Company has $16.8 million of goodwill and intangible assets on the consolidated balance sheets related to our continuing operations.  It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets.  If such a charge is necessary, it may have a material adverse affect our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the second quarter of fiscal 2011:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 1	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs 1

July 4, 2010 to July 31, 2010	354,954		$29.04	354,954	147,230
August 1, 2010 to September 4, 2010	159,377	2	$28.78	157,230	990,000
September 5, 2010 to October 2, 2010	48,800		$29.54	48,800	941,200

1
On March 1, 2010, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, we repurchased 24,100 shares of our common stock under this plan in the open market at a total cost of $0.8 million and an average price of $31.31 per share.  As of March 31, 2010, there were 975,900 remaining shares authorized for repurchase.  In the first quarter of fiscal 2011, we repurchased the remaining 975,900 shares under this plan in the open market at a total cost of approximately $29.3 million and an average price of $30.07 per share.  On June 4, 2010, the Board of Directors authorized the repurchase of an additional 1,000,000 shares under a new repurchase plan.  During the six months ended September 30, 2010, we repurchased in the open market all of the shares authorized under the June 2010 plan at a total cost of approximately $28.9 million and an average price of $28.92 per share.  On August 27, 2010, the Board of Directors authorized the repurchase of a further 1,000,000 shares under a new repurchase plan.  During the three months ended September 30, 2010, we repurchased 58,800 shares in the open market under the August 2010 plan at a total cost of approximately $1.7 million and an average price of $29.21 per share.  As of September 30, 2010, there were 941,200 remaining shares authorized for repurchase under the current plan.

2
Includes 2,043 shares that were tendered to us in satisfaction of tax withholding obligations upon the vesting of restricted stock granted under our employee stock plans, as well as a miscellaneous adjustment of 104 shares unrelated to stock repurchases.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Contract For the Transfer of Factory Building and the Land-Use-Right, dated July 23, 2010, by and between Plantronics Communications Technology (Suzhou) Co. Ltd., and Scanfil (Suzhou) Co. Ltd.					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

PLANTRONICS, INC.

Date: November 4, 2010	By:	/s/ Barbara V. Scherer
	Name:	Barbara V. Scherer
	Title:	Senior Vice President – Finance and Administration and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer of the Registrant)