Form 10-Q
period 2011-01-01
PLANTRONICS INC /CA/
filed 2011-02-03
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

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

As of January 29, 2011, 48,870,157 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Plantronics, the logo design, Clarity, Savi, and Sound Innovation are trademarks or registered trademarks of Plantronics, Inc.

The Bluetooth name and the Bluetooth trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31,	March 31,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$257,887	$349,961
Short-term investments	156,419	19,231
Accounts receivable, net	111,514	88,328
Inventory, net	64,032	70,518
Deferred income taxes	11,065	10,911
Other current assets	21,007	21,782
Assets held for sale	-	8,861
Total current assets	621,924	569,592
Long-term investments	18,091	-
Property, plant and equipment, net	67,376	65,700
Intangibles, net	2,539	3,449
Goodwill	14,005	14,005
Other assets	1,913	2,605
Total assets	$725,848	$655,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,216	$23,779
Accrued liabilities	51,078	45,837
Total current liabilities	73,294	69,616
Deferred tax liability	2,981	551
Long-term income taxes payable	11,916	12,926
Other long-term liabilities	946	924
Total liabilities	89,137	84,017

Stockholders' equity:
Common stock	718	695
Additional paid-in capital	489,314	428,407
Accumulated other comprehensive income	3,909	6,272
Retained earnings	168,592	195,293
Total stockholders' equity before treasury stock	662,533	630,667
Less: Treasury stock, at cost	(25,822)	(59,333)
Total stockholders' equity	636,711	571,334
Total liabilities and stockholders' equity	$725,848	$655,351

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net revenues	$181,585	$165,935	$510,525	$451,555
Cost of revenues	85,777	85,566	239,310	238,251
Gross profit	95,808	80,369	271,215	213,304
Operating expenses:
Research, development and engineering	16,373	14,780	46,480	41,991
Selling, general and administrative	43,319	37,502	118,747	103,599
Restructuring and other related charges	(428)	332	(428)	1,767
Total operating expenses	59,264	52,614	164,799	147,357
Operating income	36,544	27,755	106,416	65,947
Interest and other income (expense), net	(20)	1,422	615	3,653
Income from continuing operations before income taxes	36,524	29,177	107,031	69,600
Income tax expense from continuing operations	4,972	5,974	24,104	17,562
Income from continuing operations	31,552	23,203	82,927	52,038
Discontinued operations:
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	-	(515)	-	(30,292)
Income tax benefit on discontinued operations	-	(562)	-	(11,408)
Income (loss) on discontinued operations, net of tax	-	47	-	(18,884)
Net income	$31,552	$23,250	$82,927	$33,154

Earnings (loss) per common share:
Basic
Continuing operations	$0.66	$0.48	$1.74	$1.07
Discontinued operations	$-	$-	$-	$(0.39)
Net income	$0.66	$0.48	$1.74	$0.68

Diluted
Continuing operations	$0.64	$0.47	$1.68	$1.06
Discontinued operations	$-	$-	$-	$(0.38)
Net income	$0.64	$0.47	$1.68	$0.67

Shares used in computing earnings (loss) per common share:
Basic	47,649	48,632	47,621	48,632
Diluted	49,431	49,625	49,271	49,304

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Month Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,927	$33,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,329	14,133
Non-cash restructuring charges - accelerated depreciation	-	6,196
Stock-based compensation	11,965	10,756
Provision for (benefit from) sales allowances and doubtful accounts	105	(581)
Provision for excess and obsolete inventories	664	278
Benefit from deferred income taxes	(4,348)	(8,824)
Income tax benefit associated with stock option exercises	5,329	1,809
Excess tax benefit from stock-based compensation	(4,900)	(1,105)
Impairment of goodwill and long-lived assets	-	25,194
Loss on sale of discontinued operations	-	826
Other operating activities	192	247

Changes in assets and liabilities:
Accounts receivable, net	(22,720)	(26,548)
Inventory, net	5,780	27,435
Other assets	(184)	256
Accounts payable	(1,563)	(1,430)
Accrued liabilities	4,310	4,072
Income taxes	(2,417)	2,910
Cash provided by operating activities	86,469	88,778

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short-term investments	7,495	85,000
Proceeds from sale of short-term investments	23,250	-
Purchase of short-term investments	(159,882)	(34,998)
Proceeds from sale of long-term investments	-	750
Purchase of long-term investments	(22,077)	-
Proceeds from sales of property, plant and equipment and assets held for sale	9,024	277
Capital expenditures and other assets	(12,100)	(4,339)
Proceeds from sale of AEG segment	1,625	11,075
Cash (used for) provided by investing activities	(152,665)	57,765

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(70,344)	(28,784)
Proceeds from sale of treasury stock	2,033	1,612
Proceeds from issuance of common stock	44,703	10,431
Payment of cash dividends	(7,263)	(7,362)
Excess tax benefit from stock-based compensation	4,900	1,105
Cash used for financing activities	(25,971)	(22,998)
Effect of exchange rate changes on cash and cash equivalents	93	1,765
Net (decrease) increase in cash and cash equivalents	(92,074)	125,310
Cash and cash equivalents at beginning of period	349,961	158,193
Cash and cash equivalents at end of period	$257,887	$283,503

Non cash activity:
Retirement of treasury shares	$102,365	$56,240

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the March 31, 2010 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the SEC on June 1, 2010.  The results of operations for the interim period ended December 31, 2010 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 2, 2011 and consists of 52 weeks and the prior fiscal year ended on April 3, 2010 and consisted of 53 weeks.  The Company’s results of operations for the three and nine months ended on January 1, 2011 and December 26, 2009 each contain 13 weeks and 39 weeks, respectively.    For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

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

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method.  If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year.  Full retrospective application of these amendments to prior fiscal years is optional.  The Company implemented both ASU 2009-13 and ASU 2009-14 in the second quarter of fiscal 2011 with retrospective application to the beginning of fiscal 2011 for transactions that were initiated or materially modified during fiscal 2011.  Implementation of these ASUs did not have a material impact on reported net revenues as compared to net revenues under previous guidance as the Company does not typically enter into multiple element arrangements.  In addition, the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had no material impact on the amount and timing of reported net revenues.

For fiscal 2011 and future periods, when a revenue arrangement contains multiple elements, such as hardware and software products and/or services, the Company allocates revenue to each element based on its vendor specific objective evidence if available, third party evidence of selling price if vendor specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence or third party evidence of selling price is available.  The Company generally uses either third party evidence or the estimated selling price due to the nature of the products contained in the multiple element arrangements.

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

Pursuant to the APA, the Company received approximately $11.1 million upon closing of the transaction.  In addition, the Company originally recorded $5.1 million in contingent escrow assets, which consisted primarily of amounts for (1) potential customer short payments on accounts receivable for sales related reserves that were sold to the Purchaser, (2) potential indemnification obligations, and (3) potential adjustments related to the final valuation of net assets sold in comparison to the target net asset value.  In the fourth quarter of fiscal 2010, the Company received $2.1 million of the escrow and released $1.4 million of the escrow for potential customer short payments as this was not utilized.  In the third quarter of fiscal 2011, the Company received all remaining escrow amounts of $1.6 million.

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

There was no income or loss from discontinued operations for the three and nine months ended December 31, 2010.  The results from discontinued operations for the three and nine months ended December 31, 2009 were as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
(in thousands)	2009	2009

Net revenues	$23,328	$65,248
Cost of revenues	(18,273)	(52,886)
Operating expenses	(4,744)	(16,615)
Impairment of goodwill and long-lived assets	-	(25,194)
Restructuring and other related charges	-	(19)
Loss on disposal of Altec Lansing	(826)	(826)
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	(515)	(30,292)
Tax benefit from discontinued operations	(562)	(11,408)
Income (loss) on discontinued operations, net of tax	$47	$(18,884)

4. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

Accounts receivable, net:

	December 31,	March 31,
(in thousands)	2010	2010

Accounts receivable	$138,042	$118,199
Provisions for returns	(12,473)	(13,812)
Provisions for promotions, rebates and other	(12,927)	(13,780)
Allowance for doubtful accounts	(882)	(1,846)
Reserve for sales allowances	(246)	(433)
Accounts receivable, net	$111,514	$88,328

Inventory, net:

	December 31,	March 31,
(in thousands)	2010	2010

Raw materials	$19,693	$13,287
Work in process	1,465	2,791
Finished goods	42,874	54,440
Inventory, net	$64,032	$70,518

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

In July 2010, the Company entered into a binding contract for the sale of the building and related assets, which approximated the carrying value of the Assets held for sale.  During the third quarter of fiscal 2011, the Company sold the Assets held for sale resulting in a net gain of $0.4 million.  The gain on sale of the Assets held for sale is recorded in Restructuring and other related charges in the Condensed consolidated statements of operations for the three and nine months ended December 31, 2010.  As of December 31, 2010, the Company had no remaining Assets held for sale.

The following table summarizes the components of Assets held for sale as of March 31, 2010:

March 31,
(in thousands)	2010

Land use rights	$514
Buildings and improvements	8,227
Machinery and equipment	120
Assets held for sale	$8,861

Accrued Liabilities:

	December 31,	March 31,
(in thousands)	2010	2010

Employee compensation and benefits	$25,716	$21,987
Warranty obligation accrual	10,768	11,006
Accrued advertising and sales and marketing	2,101	3,036
Accrued other	12,493	9,808
Accrued liabilities	$51,078	$45,837

Changes during the nine months ended December 31, 2010 in the warranty obligation accrual, which is included as a component of Accrued liabilities in the Condensed consolidated balance sheets, are as follows:

Nine Months Ended
(in thousands)	December 31, 2010

Warranty obligation accrual at March 31, 2010	$11,006
Warranty provision relating to products shipped during the period	10,973
Deductions for warranty claims processed during the period	(11,211)
Warranty obligation accrual at December 31, 2010	$10,768

5. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following table represents the Company’s cash, cash equivalents, and investments as of December 31, 2010 and March 31, 2010:

(in thousands)	December 31, 2010				March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents	$257,887	$-	$-	$257,887	$349,961	$-	$-	$349,961

Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$131,971	$24	$-	$131,995	$-	$-	$-	$-
Commercial Paper, U.S. Corporate Bonds and Certificates of Deposit ("CDs")	24,415	10	(1)	24,424	-	-	-	-
Auction Rate Securities	-	-	-	-	19,231	-	-	19,231
Total Short-term investments	$156,386	$34	$(1)	$156,419	$19,231	$-	$-	$19,231

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$8,823	$4	$(2)	$8,825	$-	$-	$-	$-
U.S. Corporate Bonds and CDs	9,256	11	(1)	9,266	-	-	-	-
Total Long-term investments	$18,079	$15	$(3)	$18,091	$-	$-	$-	$-

Total cash, cash equivalents, and investments	$432,352	$49	$(4)	$432,397	$369,192	$-	$-	$369,192

As of December 31, 2010, the Company’s investments are classified as available-for-sale securities.  At March 31, 2010, the Company’s short-term investments consisted of Auction Rate Securities (“ARS”) classified as trading securities and the Company had no long-term investments.

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents, short-term investments and long-term investments, classified by stated maturity as of December 31, 2010 and March 31, 2010:

(in thousands)	December 31, 2010		March 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$341,494	$341,527	$299,910	$299,210
Due in 1 to 5 years	18,079	18,091	-	-
Total	$359,573	$359,618	$299,910	$299,210

The Company did not incur any material realized or unrealized net gains or losses in the three or nine months ended December 31, 2010 or 2009.

The Company did not hold any investments that had been in an unrealized loss position of 12 months or greater as of December 31, 2010.  The following table provides the breakdown of the Company’s investments with unrealized losses as of December 31, 2010:

(in thousands)	Less than 12 months
	Fair Value	Gross Unrealized Losses
U.S. Treasury Bills, Government Agency Securities, Commercial Paper, U.S. Corporate Bonds and CDs	$11,483	$(4)
Total	$11,483	$(4)

6. FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of December 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$30,126	$-	$-	$30,126
U.S. Treasury Bills and Government Agency Securities	255,616	40,187	-	295,803
Commerical Paper, U.S. Corporate Bonds and CDs	-	33,689	-	33,689
Derivative assets	216	879	-	1,095
Total assets measured at fair value	$285,958	$74,755	$-	$360,713

Derivative liabilities	$12	$1,069	$-	$1,081

Fair Values as of March 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$29,000	$-	$-	$29,000
U.S. Treasury Bills	250,979	-	-	250,979
Derivative assets	232	2,845	-	3,077
Auction Rate Securities - trading securities	-	-	19,231	19,231
Derivative - UBS Rights Agreement	-	-	3,985	3,985
Total assets measured at fair value	$280,211	$2,845	$23,216	$306,272

Derivative liabilities	$29	$74	$-	$103

Level 1 financial assets consist of money market funds, U.S. Treasury Bills, and derivative foreign currency forward contracts that are traded in an active market with sufficient volume and frequency of transactions.  Level 1 financial liabilities consist of derivative contracts that have closed but have not settled.  The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, U.S. Corporate Bonds, CDs, and derivative foreign currency call and put option contracts.  Fair value is determined using inputs that are observable, either directly or indirectly, such as quoted market prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations, such as the Black Scholes valuation model, in which all significant inputs are observable or can be derived principally from or corroborated with observable market data covering substantially the full term of the assets or liabilities. During the three and nine months ended December 31, 2010, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

The Company had no Level 3 financial assets or liabilities as of December 31, 2010.  Level 3 financial assets as of March 31, 2010 consisted of ARS, composed primarily of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education.  The Company exercised its option under the UBS Rights Agreement and sold all of its remaining ARS to UBS at par value in June 2010.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets during the nine months ended December 31, 2010:

Nine Months Ended
(in thousands)	December 31, 2010

Balance at beginning of period	$23,216
Unrealized net gain on ARS and Rights included in Interest and other income, net	34
Proceeds from sale of ARS	(23,250)
Balance at end of period	$-

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill as of December 31, 2010 and March 31, 2010 was $14.0 million.

The following tables present the carrying value of acquired intangible assets with remaining net book values as of each period:

	December 31, 2010			March 31, 2010

	Gross	Accumulated	Net	Gross	Accumulated	Net	Useful
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Life

Technology	$6,500	$(4,700)	$1,800	$6,500	$(4,064)	$2,436	3-10 years
Patents	720	(720)	-	720	(660)	60	7 years
Customer relationships	1,705	(975)	730	1,705	(765)	940	3-8 years
OEM relationships	27	(18)	9	27	(14)	13	7 years
Total	$8,952	$(6,413)	$2,539	$8,952	$(5,503)	$3,449

The aggregate amortization expense relating to purchased intangible assets for the three and nine months ended December 31, 2010 was $0.3 million and $0.9 million, respectively, and $0.3 million and $1.4 million for the three and nine months ended December 31, 2009, respectively.  There was no amortization expense recorded to discontinued operations for the three and nine months ended December 31, 2010.  There was no amortization expense recorded to discontinued operations for the three months ended December 31, 2009 and $0.5 million was recorded for the nine months ended December 31, 2009.

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  The Company also reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  For the three and nine months ended December 31, 2010, the Company did not identify any potential impairment related to its remaining intangible assets and there have not been any events or changes in circumstances indicating an impairment may have occurred which would trigger an interim impairment review of goodwill.

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

The intangible assets impaired during the second quarter ended September 30, 2009 were measured at their fair value using unobservable inputs and, therefore, were level 3 fair value measures.

The estimated future amortization expense of purchased intangible assets as of December 31, 2010 is as follows:

Fiscal Year Ending March 31,	(in thousands)
2011 (remaining three months)	$283
2012	822
2013	630
2014	454
2015	350
Thereafter	-
Total estimated amortization expense	$2,539

8. RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below, applying the guidance of the Exit or Disposal Cost Obligations Topic and the Compensation – Nonretirement Postemployment Benefits Topic of the FASB ASC.

The Company announced various restructuring activities in fiscal 2009 in an effort to reduce its cost structure due to the worldwide recession and the impact of the recession on the Company’s revenues.  These actions consisted of reductions in force throughout all of the Company’s geographies along with a plan to close its manufacturing operations in its Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products to a third party supplier in China.  The Company exited the manufacturing portion of the facility in July 2009, at which time the remaining assets were classified as Assets held for sale on the Condensed consolidated balance sheet (see Note 4).  Approximately 1,500 employees from functions across the Company were notified of their termination under these actions and substantially all of these employees have been terminated as of December 31, 2010.

As a result of these various actions, the Company recorded approximately $1.8 million of Restructuring and other related charges during the nine months ended December 31, 2009, consisting of severance and benefits along with facilities and equipment charges.  In addition, during the nine months ended December 31, 2009, the Company recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues.  There were no charges during the nine months ended December 31, 2010; however, in the third quarter of fiscal 2011, the Company completed the sale of the Assets held for sale resulting in a net gain of $0.4 million which was recorded in Restructuring and other related charges.

As of December 31, 2010, the Company has recorded a total of $19.1 million of costs related to these actions, which includes $12.2 million of severance and benefits and $6.9 million in non-cash charges related to accelerated depreciation charges, the write-off of facilities and equipment and impairment loss on Assets held for sale.  All of these costs and the gain on sale were recorded in Restructuring and other related charges with the exception of $5.2 million of accelerated depreciation which was recorded in Cost of revenues.  Substantially all the costs related to these actions have been paid.

9. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense included in the Condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Cost of revenues	$574	$485	$1,672	$1,392

Research, development and engineering	958	910	2,862	2,558
Selling, general and administrative	2,644	2,633	7,431	7,106
Stock-based compensation expense included in operating expenses	3,602	3,543	10,293	9,664

Total stock-based compensation	4,176	4,028	11,965	11,056
Income tax benefit	(1,298)	(1,223)	(3,644)	(3,511)
Total stock-based compensation, net of tax	$2,878	$2,805	$8,321	$7,545

The above table includes stock-based compensation in discontinued operations which was not material for the three and nine months ended December 31, 2010 and was $0.6 million and $1.1 million for the three and nine months ended December 31, 2009, respectively, including $0.3 million recorded as closing charges as part of the loss on sale of AEG in both periods.

Stock Options

The following is a summary of the Company’s stock option activity during the nine months ended December 31, 2010:

	Options Outstanding
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2010	7,631	$25.06
Options granted	503	$32.63
Options exercised	(1,948)	$22.94
Options forfeited or expired	(547)	$35.85
Outstanding at December 31, 2010	5,639	$25.42	3.30	$69,219
Vested and expected to vest at December 31, 2010	5,516	$25.39	3.24	$67,945
Exercisable at December 31, 2010	4,180	$25.75	2.44	$50,644

The total intrinsic value of options exercised during the nine months ended December 31, 2010 and 2009 was $22.8 million and $2.6 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise.

As of December 31, 2010, total unrecognized compensation cost related to unvested stock options was $11.1 million, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the nine months ended December 31, 2010:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Non-vested at March 31, 2010	361	$21.41
Granted	491	$33.54
Vested	(127)	$22.20
Forfeited	(8)	$28.26
Non-vested at December 31, 2010	717	$29.51

As of December 31, 2010, total unrecognized compensation cost related to non-vested restricted stock awards was $14.9 million, which is expected to be recognized over a weighted average period of 3.1 years.  The total fair value of restricted stock awards vested during the nine months ended December 31, 2010 was $2.8 million.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  The fair value of stock option and ESPP shares granted during the respective periods is estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Stock Options	2010	2009	2010	2009
Expected volatility	45.3%	50.9%	45.9%	53.8%
Risk-free interest rate	0.9%	2.1%	1.4%	2.0%
Expected dividends	0.6%	0.8%	0.6%	1.0%
Expected life (in years)	4.2	4.5	4.2	4.5
Weighted-average grant date fair value	$12.88	$9.97	$11.86	$8.66
ESPP
Expected volatility			41.8%	58.1%
Risk-free interest rate			0.2%	0.3%
Expected dividends			0.7%	0.8%
Expected life (in years)			0.5	0.5
Weighted-average grant date fair value			$8.02	$7.45

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense in the Condensed consolidated statements of operations using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest.

No purchase rights were granted under the ESPP during the three months ended December 31, 2010 and 2009.

10. COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009
Net income	$31,552	$23,250	$82,927	$33,154
Unrealized gain (loss) on cash flow hedges, net of tax	1,124	3,355	(2,890)	(7,355)
Foreign currency translation gain (loss), net of tax	(227)	18	495	1,446
Unrealized gain (loss) on investments, net of tax	(10)	-	32	-
Comprehensive income	$32,439	$26,623	$80,564	$27,245

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

As of December 31, 2010, the Company had foreign currency forward contracts denominated in Euros, Great Britain Pounds, and Australian Dollars.  These forward contracts hedge against a portion of the Company’s foreign currency-denominated receivables, payables and cash balances.

The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. dollar equivalent (“USD”) at December 31, 2010:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
Euro ("EUR")	20,000	$26,518	Sell Euro	1 month
Great Britain Pound ("GBP")	1,900	$2,923	Sell GBP	1 month
Australian Dollar ("AUD")	2,700	$2,725	Sell AUD	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in an immaterial net loss in the three months ended December 31, 2010 and a $0.2 million net gain in the nine months ended December 31, 2010 compared to net gains of $0.6 million and $2.2 million in the three and nine months ended December 31, 2009, respectively, which are included in Interest and other income, net, in the Condensed consolidated statement of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated Euro and Great Britain Pound denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes.  As of December 31, 2010, the Company had foreign currency put and call option contracts of approximately €47.2 million and £12.6 million.  As of March 31, 2010, the Company had foreign currency put and call option contracts of approximately €40.2 million and £10.8 million.

In the three and nine months ended December 31, 2010, realized gains on cash flow hedges of $0.7 million and $2.6 million, respectively, were recognized in Net revenues in the Condensed consolidated statements of operations, compared to realized losses of $1.9 million and realized gains of $2.5 million, respectively, for the same periods in the prior year.  The Company expects to reclassify the entire loss of $0.3 million, net of tax, in Accumulated other comprehensive income to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  As of December 31, 2010 and March 31, 2010, the Company had foreign currency swap contracts of approximately MX$78.5 million and MX$251.3 million, respectively.

In the three and nine months ended December 31, 2010, realized gains of $0.1 million and $0.2 million, respectively, on MX$ cash flow hedges were recognized in Cost of revenues in the Condensed consolidated statements of operations, compared to realized gains of $0.1 million and $0.2 million, respectively, for the same periods in the prior year.  The Company expects to reclassify the entire gain of $0.2 million, net of tax, in Accumulated other comprehensive income to Cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company’s outstanding Peso currency swaps and approximate U.S. dollar equivalent (“USD”) at December 31, 2010:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	78,500	$6,133	Buy Peso	Monthly over 3 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC were as follows:

	Derivative Assets		Derivative Liabilities
	Reported in Other Current Assets		Reported in Accrued Liabilities
	December 31,	March 31,	December 31,	March 31,
(in thousands)	2010	2010	2010	2010

Foreign exchange contracts designated as cash flow hedges	$879	$2,845	$1,069	$74
Total derivatives designated as hedging instruments	879	2,845	1,069	74

Foreign exchange contracts not designated	-	-	-	-
Total derivatives	$879	$2,845	$1,069	$74

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of December 31, 2010 and March 31, 2010, and the impact of designated derivative contracts before tax on Accumulated other comprehensive income for the nine months ended December 31, 2010:

(in thousands)	March 31, 2010	Amount of (loss) recognized in OCI (effective portion)	Amount of gain reclassified from OCI to income (loss) (effective portion)	December 31, 2010

Foreign exchange contracts designated as cash flow hedges	$2,771	$(205)	$2,756	$(190)

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in gross profit in the Condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Gain (loss) on foreign exchange contracts designated as cash flow hedges	$817	$(1,756)	$2,756	$2,730

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income, net in the Condensed consolidated statement of operations was as follows:

`	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Gain (loss) on foreign exchange contracts	$814	$624	$285	$(2,874)

12. RESEARCH AND DEVELOPMENT GRANTS

As of December 31, 2010, the Company has received approximately $1.1 million in Mexican government grant funds that are designated for use in various research and development activities.  The Company’s accounting policy is to offset research and development expenses or reduce the cost basis of capital expenditures as incurred against the funds received, depending upon the terms of the grant.  In the nine months ended December 31, 2010, the Company utilized all of these funds against research and development expenses and capital expenditures.

13. INCOME TAXES

The amounts related to discontinued operations have been excluded from the discussion below as discontinued operations are classified separately for all periods presented.

The effective tax rate for the three and nine months ended December 31, 2010 was 13.6% and 22.5%, respectively, compared to 20.5% and 25.2%, respectively, for the same periods a year ago.  The lower effective tax rate for both the three and nine months ended December 31, 2010 compared to the same periods a year ago is due primarily to the reinstatement of the United States (“U.S.”) federal research tax credit during the current quarter and a change in estimate on certain tax reserves. The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

The Company recognized a tax benefit of $2.4 million in both the three and nine months ended December 31, 2010, consisting of $2.2 million in tax reserves and $0.2 million of related interest due to the lapse of the statute of limitations in certain jurisdictions and a change in estimate on certain tax reserves.  In the three and nine months ended December 31, 2009, the Company recognized a tax benefit of $1.2 million, consisting of $1.0 million in tax reserves and $0.2 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions. As of December 31, 2010, the Company had $10.3 million of unrecognized tax benefits, compared to $11.2 million at March 31, 2010, recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense.  The accrued interest related to unrecognized tax positions is $1.6 million as of December 31, 2010 as compared to $1.7 million as of March 31, 2010.  No penalties have been accrued.

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

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years prior to 2008.  The Company is under examination by the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2005, except for the United Kingdom which has been concluded for tax years prior to fiscal 2008.

14. COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2010	2009	2010	2009

Numerator:
Income from continuing operations	$31,552	$23,203	$82,927	$52,038
Income (loss) from discontinued operations	-	47	-	(18,884)
Net income	$31,552	$23,250	$82,927	$33,154

Denominator:
Weighted average common shares-basic	47,649	48,632	47,621	48,632
Dilutive effect of employee equity incentive plans	1,782	993	1,650	672
Weighted average common shares-diluted	49,431	49,625	49,271	49,304

Earnings (loss) per common share-basic:
Continuing operations	$0.66	$0.48	$1.74	$1.07
Discontinued operations	$-	$-	$-	$(0.39)
Net income	$0.66	$0.48	$1.74	$0.68

Earnings (loss) per common share-diluted:
Continuing operations	$0.64	$0.47	$1.68	$1.06
Discontinued operations	$-	$-	$-	$(0.38)
Net income	$0.64	$0.47	$1.68	$0.67

Potentially dilutive securities excluded from earnings (loss) per common share-diluted because their effect is anti-dilutive	1,321	4,810	1,607	5,768

15. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, which includes corded and cordless communication headsets, audio processors and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes PC and gaming headsets; and “Clarity”, which includes specialty telephone products marketed for hearing impaired individuals.

The following table presents net revenues by product group:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Net revenues from unaffiliated customers:
Office and Contact Center	$122,949	$103,096	$358,480	$292,522
Mobile	43,208	46,951	109,446	113,926
Gaming and Computer Audio	10,544	11,072	28,048	28,897
Clarity	4,884	4,816	14,551	16,210
Total net revenues	$181,585	$165,935	$510,525	$451,555

The following table presents net revenues by geography:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Net revenues from unaffiliated customers:
U.S.	$104,299	$99,157	$304,391	$281,316

Europe, Middle East and Africa	46,506	41,617	121,587	107,089
Asia Pacific	16,499	12,462	47,404	33,383
Americas, excluding U.S.	14,281	12,699	37,143	29,767
Total international net revenues	77,286	66,778	206,134	170,239

Total net revenues	$181,585	$165,935	$510,525	$451,555

No customer accounted for 10% or more of total net revenues for the three or nine months ended December 31, 2010 and 2009, nor did any one customer account for 10% or more of accounts receivable, net, at December 31, 2010 and March 31, 2010.

16. SUBSEQUENT EVENTS

On January 20, 2011, the Company entered into a binding settlement agreement to dismiss litigation involving the alleged theft of its trade secrets by a competitor in mobile headsets in exchange for a full release and settlement of the claims.  The Company expects to receive a payment of $5.1 million in the fourth quarter of fiscal 2011 pursuant to this settlement agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include statements containing our expectations regarding (i) the launch of additional UC products and new Mobile products, (ii) our top corporate goal to invest for Unified Communications (“UC”) leadership and a high return on our investments, (iii) the future of UC technologies, including the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectation concerning our revenue opportunity from UC, (iv) our expenses, including research and development expenses and sales, general and administrative expenses, (v) our future tax rate, (vi) our anticipated capital expenditures for the remainder of fiscal 2011, (vii) the sufficiency of our cash, cash equivalents and cash from operations, and (viii) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission (“SEC”) including our annual Report on Form 10-K for the fiscal year ended March 31, 2010.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Consolidated net revenues increased to $181.6 million in the third quarter of fiscal 2011 from $165.9 million in the third quarter of fiscal 2010 driven by higher sales of our Office and Contact Center (“OCC”) products which increased $19.9 million or 19.3% from the same quarter a year ago.  The increase in net revenues from these products in the current quarter was primarily from higher sales volumes as a result of a stronger overall economic environment together with increased demand for headsets designed for UC applications.  This increase was offset in part by lower Mobile revenues, which decreased by $3.7 million or 8.0% over the same quarter a year ago due to declines in the U.S. as a result of overall weakness in the product category, some market share loss in the U.S. offset in part by market share gains in Europe and Asia, and a benefit from hands-free driving legislation in Canada and Europe realized in the prior fiscal year which did not recur in the third quarter of fiscal 2011.

We expect UC to increase the adoption and use of headsets in enterprise applications.  Headsets enable voice to be delivered naturally in UC systems.  As UC is adopted by enterprises to reduce costs and improve collaboration, headsets are expected to be an important part of the UC system.  We continue to invest in creating new products that are more appealing in functionality and design.  Our top corporate goal for fiscal 2011 has been and continues to be to invest for UC leadership and a high return on investment in UC.  During the nine months ended December 31, 2010, we made progress on this goal.  Our Savi™ Office, Blackwire, Voyager PRO UC, and Calisto product families contributed $13.5 million and $36.6 million to our net revenues in the three and nine months ended December 31, 2010, respectively, and we expect to launch additional UC products in the last quarter of fiscal 2011; however, there can be no assurance that significant growth in UC will occur or that we will be able to capitalize on that growth (See Item 1A Risk Factors).

Consolidated net revenues increased to $510.5 million for the nine months ended December 31, 2010 from $451.6 million for the same period a year ago.  This increase was driven by higher sales volume of our OCC products which increased $66.0 million or 22.5% from the same period a year ago as a result of a stronger overall economic environment together with increased demand for headsets designed for UC applications.

Our gross profit as a percentage of net revenue increased to 52.8% in the third quarter of fiscal 2011 from 48.4% in the third quarter of fiscal 2010 due to a shift in revenue mix to our higher margin OCC products.  Our OCC products represented 68% of our net revenues in the third quarter of fiscal 2011 compared to 62% in the same quarter a year ago, and Mobile net revenues decreased from 28% in the third quarter of the prior year to 24% in the current quarter.  Our gross profit also improved from lower overall manufacturing costs as a result of the closure of manufacturing operations in Suzhou, China in July 2009 and outsourcing our Bluetooth product manufacturing to an existing supplier in China, together with other cost reductions.

We reported Income from continuing operations of $82.9 million in the nine months ended December 31, 2010 compared to $52.0 million for the nine months ended December 31, 2009.  This increase of $30.9 million was due primarily to higher net revenues and improved product margins as a result of a larger mix of our higher margin OCC products and lower manufacturing costs.  The improvement in gross profit was offset in part by an increase in expenses mostly related to our focus on the UC opportunity.  Our investment in UC includes product development, increased sales staff, and greater marketing and other support costs.

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

	Three Months Ended December 31,				Nine Months Ended December 31,
(in thousands except percentages)	2010		2009		2010		2009

Net revenues	$181,585	100.0%	$165,935	100.0%	$510,525	100.0%	$451,555	100.0%
Cost of revenues	85,777	47.2%	85,566	51.6%	239,310	46.9%	238,251	52.8%
Gross profit	95,808	52.8%	80,369	48.4%	271,215	53.1%	213,304	47.2%

Operating expense:
Research, development and engineering	16,373	9.0%	14,780	8.9%	46,480	9.1%	41,991	9.3%
Selling, general and administrative	43,319	23.9%	37,502	22.6%	118,747	23.3%	103,599	22.9%
Restructuring and other related charges	(428)	(0.2%)	332	0.2%	(428)	(0.1)%	1,767	0.4%
Total operating expenses	59,264	32.7%	52,614	31.7%	164,799	32.3%	147,357	32.6%
Operating income	36,544	20.1%	27,755	16.7%	106,416	20.8%	65,947	14.6%
Interest and other income (expense), net	(20)	(0.0%)	1,422	0.9%	615	0.1%	3,653	0.8%
Income from continuing operations before income taxes	36,524	20.1%	29,177	17.6%	107,031	20.9%	69,600	15.4%
Income tax expense from continuing operations	4,972	2.7%	5,974	3.6%	24,104	4.7%	17,562	3.9%
Income from continuing operations	31,552	17.4%	23,203	14.0%	82,927	16.2%	52,038	11.5%
Discontinued operations:
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	-	0.0%	(515)	(0.3%)	-	0.0%	(30,292)	(6.7%)
Income tax benefit on discontinued operations	-	0.0%	(562)	(0.3%)	-	0.0%	(11,408)	(2.5%)
Income (loss) on discontinued operations	-	0.0%	47	0.0%	-	0.0%	(18,884)	(4.2%)
Net income	$31,552	17.4%	$23,250	14.0%	$82,927	16.2%	$33,154	7.3%

NET REVENUES

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Net revenues from unaffiliated customers:
Office and Contact Center	$122,949	$103,096	$19,853	19.3%	$358,480	$292,522	$65,958	22.5%
Mobile	43,208	46,951	(3,743)	(8.0%)	109,446	113,926	(4,480)	(3.9%)
Gaming and Computer Audio	10,544	11,072	(528)	(4.8%)	28,048	28,897	(849)	(2.9%)
Clarity	4,884	4,816	68	1.4%	14,551	16,210	(1,659)	(10.2%)
Total net revenues	$181,585	$165,935	$15,650	9.4%	$510,525	$451,555	$58,970	13.1%

Plantronics is engaged in the design, manufacture, marketing and sales of headsets for business and consumer applications, and other specialty products for the hearing impaired.  Our net revenues are derived primarily from sales of headsets for use in office and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, or “OCC”, which is defined as corded and cordless communication headsets, audio processors and telephone systems and includes UC; “Mobile”, which is defined as Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which is defined as PC and gaming headsets; and “Clarity”, which includes specialty telephone products marketed for hearing impaired individuals.

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

Net revenues increased to $181.6 million in the third quarter of fiscal 2011 from $165.9 million in the third quarter of fiscal 2010 and to $510.5 million for the nine months ended December 31, 2010 from $451.6 million in the same period a year ago both as a result of higher OCC revenues due to improved economic conditions and the growth in UC revenues.

Fluctuations in the net revenues for the three months ended December 31, 2010 compared to the same quarter a year ago resulted primarily from the following:

•	OCC net revenues increased by $19.9 million due primarily to improved global economic conditions and growth in UC revenues.

•
Mobile net revenues decreased $3.7 million due to declines in the U.S. as a result of overall weakness in the product category, some market share loss in the U.S. offset in part by market share gains in Europe and Asia, and a benefit from hands-free driving legislation in Canada and Europe realized in the prior year which did not recur in the three months ended December 31, 2010.

Fluctuations in the net revenues for the nine months ended December 31, 2010 compared to the same period a year ago resulted from an increase of $66.0 million in OCC net revenues due primarily to increased sales as a result of improved global economic conditions and growth in UC revenues.

Net revenues derived from sales of consumer goods into the retail channel typically account for a seasonal spike in the third quarter of our fiscal year.

Geographical Information

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Net revenues from unaffiliated customers:
U.S.	$104,299	$99,157	$5,142	5.2%	$304,391	$281,316	$23,075	8.2%

Europe, Middle East and Africa	46,506	41,617	4,889	11.7%	121,587	107,089	14,498	13.5%
Asia Pacific	16,499	12,462	4,037	32.4%	47,404	33,383	14,021	42.0%
Americas, excluding U.S.	14,281	12,699	1,582	12.5%	37,143	29,767	7,376	24.8%
Total international net revenues	77,286	66,778	10,508	15.7%	206,134	170,239	35,895	21.1%

Total net revenues	$181,585	$165,935	$15,650	9.4%	$510,525	$451,555	$58,970	13.1%

Consolidated U.S. net revenues as a percentage of total net revenues were 57% and 60% of in the three and nine months ended December 31, 2010, respectively, as compared to 60% and 62% in the same respective periods in the prior year.  U.S. net revenues in dollars increased 5.2% and 8.2% in the three and nine months ended December 31, 2010, respectively, due primarily to higher revenue from OCC products due to improved economic conditions and revenue from UC products.  This growth from OCC products was offset in part by a decline in revenues for Mobile products due to overall weakness in the product category and some market share loss.  International net revenues increased to 43% and 40% of total net revenues in the three and nine months ended December 31, 2010, respectively, as compared to 40% and 38% in the same respective periods in the prior year. International net revenues increased by 15.7% and 21.1% in dollars for the three and nine months ended December 31 2010, respectively, compared to the same three and nine month periods of the prior year.  The Europe, Middle East and Africa (“EMEA”) region increased due to improved demand for OCC products and increased product placements in the Mobile market.  Asia Pacific region revenues increased mostly from higher OCC product revenues as a result of improved economic conditions, increased channel resources, and increased Mobile product placements.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, and reserves for excess and obsolete inventory.  These costs include material and direct labor, our operations management team and indirect labor such as supervisors and warehouse workers, freight expense, depreciation, royalties, and an allocation of overhead expenses including IT, facilities, human resources, and legal costs.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Net revenues	$181,585	$165,935	$15,650	9.4%	$510,525	$451,555	$58,970	13.1%
Cost of revenues	85,777	85,566	211	0.2%	239,310	238,251	1,059	0.4%
Consolidated gross profit	$95,808	$80,369	$15,439	19.2%	$271,215	$213,304	$57,911	27.1%
Consolidated gross profit %	52.8%	48.4%	4.4	ppt.	53.1%	47.2%	5.9	ppt.

As a percentage of net revenues, the increase in gross profit in the three months ended December 31, 2010 as compared to the same quarter a year ago was due primarily to the following:

•
a 1.4 percentage point benefit from higher product margins driven mostly by a favorable product mix consisting of a higher portion of OCC revenues which generally have a higher gross margin than other product categories;

•
a 1.4 percentage point benefit from improved Bluetooth product margins related to lower costs as a result of the outsourcing of our manufacturing beginning in July 2009 and the related closure of our Suzhou, China manufacturing facility;

•	a 0.6 percentage point benefit from lower royalty expense as a result of a change in contract terms with a long-standing customer;
•	a 0.6 percentage point benefit from lower requirements for excess and obsolete inventory provisions; and
•	a 0.4 percentage point benefit from a combination of lower costs for warranty rates, freight rates, and other factory costs.

The increase in gross profit as a percentage of net revenues in the nine months ended December 31, 2010 compared to the same period a year ago was due primarily to the following:

•	a 2.0 percentage point benefit from improved Bluetooth product margins mostly related to lower costs as a result of the outsourcing of our manufacturing beginning in July 2009;
•
a 1.5 percentage point benefit from higher product margins driven mostly by a favorable product mix consisting of a higher portion of OCC revenues which generally have a higher gross margin than other product categories;

•
a 1.4 percentage point benefit from lower depreciation expenses as we incurred accelerated depreciation expenses in the prior fiscal year period related to the closure of our Suzhou, China manufacturing facility in July 2009;

•	a 0.6 percentage point benefit from lower royalty expense as a result of a change in contract terms with a long-standing customer; and
•	a 0.4 percentage point benefit from a combination of lower costs for warranty rates and lower requirements for excess and obsolete inventory provisions.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation, and an allocation of overhead expenses, including facilities, IT, human resources, and legal costs.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Research, development and engineering	$16,373	$14,780	$1,593	10.8%	$46,480	$41,991	$4,489	10.7%
% of total net revenues	9.0%	8.9%	0.1	ppt.	9.1%	9.3%	(0.2)	ppt.

For the three months ended December 31, 2010, research, development and engineering expenses increased as compared to the three months ended December 31, 2009 due primarily to $1.2 million in higher compensation expenses mostly as a result of increased headcount and annual merit increases.  For the nine months ended December 31, 2010, expenses increased as compared to the same period ended December 31, 2009 due primarily to $1.9 million in higher project-related costs including outside development services and $1.8 million of increased compensation expenses which resulted primarily from higher performance-based compensation due to higher profits, increased headcount, and annual merit increases.

We anticipate that our research, development and engineering expenses will decrease slightly in the remaining quarter of fiscal 2011.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, litigation costs, professional service fees, travel expenses, allocations of overhead expenses, including IT costs, facilities, human resources, and bad debt expense.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Selling, general and administrative	$43,319	$37,502	$5,817	15.5%	$118,747	$103,599	$15,148	14.6%
% of total net revenues	23.9%	22.6%	1.3	ppt.	23.3%	22.9%	0.4	ppt.

In the three months ended December 31, 2010 compared to the three months ended December 31, 2009, selling, general and administrative expenses increased due mostly to higher compensation expenses of $2.6 million as a result of increased headcount and annual merit increases, higher legal costs of $1.5 million due to litigation that was settled favorably subsequent to December 31, 2010, and higher marketing promotional costs.

In the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009, selling, general and administrative expenses increased due mostly to higher compensation expenses of $6.2 million as a result of higher performance-based compensation on higher revenues and profits and increased headcount and annual merit increases, higher legal costs of $2.5 million due to litigation that was settled favorably subsequent to December 31, 2010, increased travel expenses of $2.1 million, increased marketing promotional costs of $1.9 million, and higher representative fees and commissions associated with higher revenues.

We anticipate our selling, general and administrative expenses will decrease in the remaining quarter of fiscal 2011.

RESTRUCTURING AND OTHER RELATED CHARGES

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Restructuring and other related charges	$(428)	$332	$(760)	(228.9%)	$(428)	$1,767	$(2,195)	(124.2%)
% of total net revenues	(0.2%)	0.2%	(0.4)	ppt.	(0.1%)	0.4%	(0.5)	ppt.

We announced various restructuring activities in fiscal 2009 in an effort to reduce our cost structure.  These actions consisted of reductions in force throughout all of our geographies along with a plan to close our manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products to a third party supplier in China.  We exited the manufacturing portion of the facility in July 2009 at which time the remaining assets were classified as Assets held for sale on the Condensed consolidated balance sheet.  Approximately 1,500 employees from functions across the Company were notified of their termination under these actions and substantially all of these employees have been terminated as of December 31, 2010.

As a result of these restructuring actions, we recorded approximately $1.8 million of Restructuring and other related charges during the nine months ended December 31, 2009, consisting of severance and benefits along with facilities and equipment charges.  In addition, during the nine months ended December 31, 2009, we recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues.  There were no charges during the nine months ended December 31, 2010; however, in the third quarter of fiscal 2011, we completed the sale of the Assets held for sale resulting in a net gain of $0.4 million which was recorded in Restructuring and other related charges.

As of December 31, 2010, we have recorded a total of $19.1 million of costs related to these actions, which includes $12.2 million of severance and benefits and $6.9 million in non-cash charges related to accelerated depreciation charges, the write-off of facilities and equipment and impairment loss on Assets held for sale.  All of these costs and the gain on sale were recorded in Restructuring and other related charges, with the exception of $5.2 million of accelerated depreciation which was recorded in Cost of revenues.  Substantially all the costs related to these actions have been paid as of December 31, 2010.  No further costs are expected.

OPERATING INCOME

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Operating income	$36,544	$27,755	$8,789	31.7%	$106,416	$65,947	$40,469	61.4%
% of total net revenues	20.1%	16.7%	3.4	ppt.	20.8%	14.6%	6.2	ppt.

In the three and nine months ended December 31, 2010, compared to the same periods in the prior year, consolidated operating income increased primarily as a result of higher net revenues and associated gross profit due to a shift in revenue mix to our higher margin OCC products and lower overall manufacturing costs due to cost reductions as a result of restructuring and other actions taken in the prior year to significantly reduce our manufacturing cost structure.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Interest and other income (expense), net	$(20)	$1,422	$(1,442)	(101.4%)	$615	$3,653	$(3,038)	(83.2%)
% of total net revenues	(0.0%)	0.9%	(0.9)	ppt.	0.1%	0.8%	(0.7)	ppt.

In the three and nine months ended December 31, 2010 compared to the same periods in the prior year, interest and other income (expense), net decreased due primarily to greater foreign currency exchange gains in the prior year periods as a result of a weaker U.S. Dollar in the prior year periods than during the current three and nine month periods.  In addition, the prior year three and nine month periods included income from a one-time government stimulus program in Mexico.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2010	2009	(Decrease)		2010	2009	(Decrease)

Income from continuing operations before income taxes	$36,524	$29,177	$7,347	25.2%	$107,031	$69,600	$37,431	53.8%
Income tax expense from continuing operations	4,972	5,974	(1,002)	(16.8%)	24,104	17,562	6,542	37.3%
Income from continuing operations	$31,552	$23,203	$8,349	36.0%	$82,927	$52,038	$30,889	59.4%
Effective tax rate	13.6%	20.5%	(6.9)	ppt.	22.5%	25.2%	(2.7)	ppt.

The amounts related to discontinued operations have been excluded from the discussion below as discontinued operations are classified separately for all periods presented.

Our effective tax rate for the three and nine months ended December 31, 2010 was 13.6% and 22.5%, respectively, compared to 20.5% and 25.2%, respectively, for the same periods a year ago.  The lower effective tax rate for both the three and nine months ended December 31, 2010 compared to the same periods a year ago is due primarily to the reinstatement of the U.S. federal research tax credit during the current quarter and a change in estimate on certain tax reserves.  The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

We recognized a tax benefit of $2.4 million in both the three and nine months ended December 31, 2010, consisting of $2.2 million in tax reserves and $0.2 million of related interest due to the lapse of the statute of limitations in certain jurisdictions and a change in estimate on certain tax reserves.  For the three and nine months ended December 31, 2009, we recognized a tax benefit of $1.2 million consisting of $1.0 million in tax reserves and $0.2 million of related interest, due to the lapse of the statute of limitations in certain jurisdictions. As of December 31, 2010, we had $10.3 million of unrecognized tax benefits compared to $11.2 million as of March 31, 2010, recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in Income tax expense. The accrued interest related to uncertain tax positions is $1.6 million as of December 31, 2010 as compared to $1.7 million as of March 31, 2010.  No penalties have been accrued.

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

We are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  We are no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2008.  We are under examination by the California Franchise Tax Board for our 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2005, except for the United Kingdom which has been concluded for tax years prior to fiscal 2008.

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

There was no income or loss from discontinued operations for the three and nine months ended December 31, 2010.  The results from discontinued operations for the three and nine months ended December 31, 2009 were as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
(in thousands)	2009	2009

Net revenues	$23,328	$65,248
Cost of revenues	(18,273)	(52,886)
Operating expenses	(4,744)	(16,615)
Impairment of goodwill and long-lived assets	-	(25,194)
Restructuring and other related charges	-	(19)
Loss on disposal of Altec Lansing	(826)	(826)
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	(515)	(30,292)
Tax benefit from discontinued operations	(562)	(11,408)
Income (loss) on discontinued operations, net of tax	$47	$(18,884)

FINANCIAL CONDITION

The table below provides selected Condensed consolidated cash flow information for the periods presented:

	Nine Months Ended
	December 31,
(in thousands)	2010	2009

Cash provided by operating activities	$86,469	$88,778

Cash used for capital expenditures and other assets	$(12,100)	$(4,339)
Cash (used for purchases) provided by maturities of investments, net	(151,214)	50,752
Cash provided by other investing activities	9,024	277
Cash provided from sale of AEG segment	1,625	11,075
Cash (used for) provided by investing activities	$(152,665)	$57,765

Cash used for financing activities	$(25,971)	$(22,998)

Cash Flows from Operating Activities

Cash flows from operating activities for the nine months ended December 31, 2010 consisted of net income of $82.9 million, non-cash charges of $20.3 million and working capital uses of cash of $16.8 million.  Non-cash charges related primarily to $12.0 million of stock-based compensation and $11.3 million of depreciation and amortization offset in part by $4.9 million in excess tax benefits related to stock option exercises and a $4.4 million benefit from deferred income taxes.  Working capital uses of cash consisted primarily of an increase in accounts receivable due to higher revenues and decreases in income taxes payable and accounts payable.  The days sales outstanding (“DSO”) as of December 31, 2010 decreased to 55 days from 61 days as of December 31, 2009, which was due primarily to higher net revenues during the three months ended December 31, 2010 as the same period in the prior year experienced a larger impact from the global recession.  The DSO calculation is based on Net revenues from continuing operations and consolidated accounts receivable, which includes AEG receivables as these assets did not transfer with the sale.  The working capital uses of cash were offset in part by working capital sources of cash, primarily from a decrease in inventory and an increase in accrued liabilities.

Cash flows from operating activities for the nine months ended December 31, 2009 consisted of net income of $33.2 million, non-cash charges of $48.9 million and working capital sources of cash of $6.7 million.  Non-cash charges related primarily to $25.2 million from the impairment charge on AEG long-lived assets in discontinued operations, $14.1 million of depreciation and amortization, $10.8 million of stock-based compensation and $6.1 million of non-cash restructuring charges on assets associated with the closure of our Suzhou, China manufacturing facility as part of our 2009 restructuring action.  Working capital sources of cash consisted primarily of a decrease in inventory of $27.4 million due to increased net revenues during fiscal 2010.  The decrease in net inventory on the balance sheet from March 31, 2009 was $48.4 million; however, $17.7 million of the decrease was due to inventory sold as part of the sale of Altec Lansing which is included against the proceeds from the sale of AEG in Cash flows from investing activities.  The working capital sources of cash were offset in part by working capital uses of cash primarily from an increase in accounts receivable as a result of higher net revenues during the period.  The DSO as of December 31, 2009 decreased to 61 days from 63 days as of December 31, 2008, which was due primarily to the higher net revenues during the period as a result of a stronger holiday season during the third quarter in fiscal 2010.

Cash Flows from Investing Activities

Net cash flows used for investing activities for the nine months ended December 31, 2010 consisted primarily of $159.9 million and $22.1 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $12.1 million related primarily to building improvements, IT projects and tooling.  These uses of cash were offset in part by net proceeds of $23.3 million from the sale of our Auction Rate Securities (“ARS”) short-term investments at par value, net proceeds of $9.0 million from the sale of Assets held for sale and $7.5 million in proceeds from maturities of short-term investments.

Net cash flows provided by investing activities for the nine months ended December 31, 2009 consisted primarily of net proceeds from the redemption of short-term investments of $50.0 million, $11.1 million of proceeds from the sale of Altec Lansing and capital expenditures of $4.3 million related primarily to IT projects and tooling costs.

Cash Flows used for Financing Activities

Net cash flows used for financing activities for the nine months ended December 31, 2010 consisted primarily of $70.3 million related to the repurchase of common stock and dividend payments of $7.3 million, which were partially offset by $44.7 million in proceeds from the exercise of employee stock options, $4.9 million in excess tax benefits related to stock option exercises and $2.0 million in proceeds from the sale of treasury stock issued for purchases under our Employee Stock Purchase Plan (“ESPP”).

Net cash flows from financing activities for the nine months ended December 31, 2009 consisted primarily of $28.8 million related to the repurchase of common stock and dividend payments of $7.4 million which were partially offset by $10.4 million in proceeds from the exercise of employee stock options and $1.6 million in proceeds from the sale of treasury stock.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been to repurchase stock.  At December 31, 2010, we had working capital of $548.6 million, including $414.3 million of cash, cash equivalents and short-term investments, compared with working capital of $500.0 million, including $369.2 million of cash, cash equivalents and short-term investments at March 31, 2010.  The increase in working capital at December 31, 2010 compared to March 31, 2010 is a result of the increase in cash, cash equivalents and short-term investments as well as accounts receivable due to higher revenues in the quarter ended December 31, 2010 than in the quarter ended March 31, 2010.  As of December 31, 2010, of our $414.3 million of cash, cash equivalents and short-term investments, $146.9 million is held in the U.S. while $267.4 million is held internationally and would be subject to U.S. tax if we repatriate it back to the U.S.

For the remainder of fiscal 2011, we expect to spend an additional $4.0 million in capital expenditures, consisting primarily of building improvements, IT related expenditures and tooling for new products.  We will continue to evaluate new business opportunities and new markets; as a result, future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

During the first nine months of fiscal 2011, we repurchased 2,317,900 shares of our common stock in the open market as part of our publicly announced repurchase programs at a total cost of $70.2 million.  The repurchases were from three separate repurchase plans authorized by the Board of Directors on March 1, 2010, June 4, 2010, and August 27, 2010, respectively, for the repurchase of 1,000,000 shares under each plan.  As of December 31, 2010, there were a total of 658,000 remaining shares authorized for repurchase, all of which are under the August 27, 2010 plan.

Our cash and cash equivalents as of December 31, 2010 consist of U.S. Treasury Bills or Treasury-Backed funds and bank deposits with third party financial institutions.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or if there are other adverse conditions in the financial markets.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits, upon repatriation.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  As of December 31, 2010, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, U.S. Corporate Bonds, and Certificates of Deposit (“CDs”).

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of Euro, Great Britain Pound and Australian Dollar denominated cash balances, receivables, and payables.  We record in the Condensed consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Consolidated statement of operations.  Gains and losses associated with currency rate changes on contracts are recorded within Interest and other income, net, offsetting transaction gains and losses on the related assets and liabilities.  Please see Item 3 Quantitative and Qualitative Disclosures About Market Risk for additional information.

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great Britain Pound with put and call option contracts used as collars.  We also hedge a portion of the forecasted expenditures in Mexican Pesos with a cross-currency swap.  At each reporting period, we record the net fair value of our unrealized option contracts in the Condensed consolidated balance sheet with related unrealized gains and losses as a component of Accumulated other comprehensive income, a separate element of Stockholders’ equity.  Gains and losses associated with realized option and swap contracts are recorded within Net revenues and Cost of revenues.  Please see Item 3 Quantitative and Qualitative Disclosures About Market Risk for additional information.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2010.  At December 31, 2010, unrecognized tax benefits and related interest were $10.3 million and $1.6 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, Long-term income taxes payable on our Condensed consolidated balance sheet includes these unrecognized tax benefits.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  Other than the item discussed below in Recent Accounting Pronouncements, there have been no changes to our critical accounting policies during the nine months ended December 31, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement.  The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including vendor specific objective evidence (“VSOE”), third party evidence of selling price, or estimated selling price.

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality, from the scope of ASC 605-985, Software-Revenue Recognition.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method.  If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year.  Full retrospective application of these amendments to prior fiscal years is optional.  We implemented both ASU 2009-13 and ASU 2009-14 in the second quarter of fiscal 2011 with retrospective application to the beginning of fiscal 2011 for transactions that were initiated or materially modified during fiscal 2011.  Implementation of these ASUs did not have a material impact on reported net revenues as compared to net revenues under previous guidance as we do not typically enter into multiple element arrangements.  In addition, the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had no material impact on the amount and timing of reported net revenues.  We do not believe that the effect of adopting these standards will have a material impact on future financial periods.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $257.9 million at December 31, 2010 compared to $350.0 million at March 31, 2010.  We had short-term investments of $156.4 million as of December 31, 2010, compared to $19.2 million as of March 31, 2010.  We had long-term investments of $18.1 million as of December 31, 2010 and none as of March 31, 2010.  Cash equivalents have a remaining maturity of three months or less at the date of purchase; short-term securities have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year; and long-term investments have effective maturities greater than one year, or we do not currently have the ability to liquidate the investment.  As of March 31, 2010, all of our ARS portfolio was held in our name at one major financial institution and was concentrated primarily in student loans.  The ARS were classified as short-term trading securities due to management’s intent to exercise the put option with UBS and the expectation that the ARS would be sold within twelve months.  The ARS were sold at par value at the end of June 2010.  As of December 31, 2010, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, U.S. Corporate Bonds, and CDs.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.  A portion of our cash is managed by external managers within the guidelines of our investment policy.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer.  Our investment policy requires investments to be high credit quality, primarily rated A or A2, with the objective of minimizing the potential risk of principal loss.  All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents.  We classify our investments as either short-term or long-term based on each instrument’s underlying maturity date.  All short-term investments have maturities less than 12 months, while all long-term investments have maturities greater than 12 months.  We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.  We recognized no material realized or unrealized net gains or losses during the three and nine month periods ended December 31, 2010 and 2009.

Interest rates declined in the three and nine-month periods of fiscal 2011 compared to the same periods in the prior year.  During the three and nine months ended December 31, 2010, we generated no significant interest income from our portfolio of cash equivalents and investments.  A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to currency fluctuations in the Euro, Great Britain Pound, Australian Dollar and the Mexican Peso.  We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations.  All of our hedging activities are entered into with large financial institutions, who we periodically evaluate for credit risks.  We hedge our balance sheet exposure by hedging Euro, Great Britain Pound and Australian Dollar denominated cash balances, receivables, and payables, and our economic exposure by hedging a portion of anticipated Euro and Great Britain Pound denominated sales and our Mexican Peso denominated expenditures.  We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business.

We experienced immaterial net foreign currency losses in the third quarter of fiscal 2011.  Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our Euro, Great Britain Pound and Australian Dollar denominated receivables, payables and cash balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the U.S. Dollar against the forward currency contracts as of December 31, 2010 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Euro ("EUR")	Sell Euro	$26.5	$2.7	$(2.7)
Great Britain Pound ("GBP")	Sell GBP	2.9	0.3	(0.3)
Australian Dollar ("AUD")	Sell AUD	2.7	0.3	(0.3)
Net position		$32.1	$3.3	$(3.3)

Cash Flow Hedges

In the third quarter of fiscal 2011, approximately 43% of net revenues were derived from sales outside the U.S. which were denominated primarily in the Euro and the Great Britain Pound.

As of December 31, 2010, we had foreign currency call option contracts of approximately €47.2 million and £12.6 million, denominated in Euros and Great Britain Pounds, respectively.  In addition, as of December 31, 2010, we had foreign currency put option contracts of approximately €47.2 million and £12.6 million, denominated in Euros and Great Britain Pounds, respectively.  Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.  If these net exposed currency positions are subjected to either a 10% appreciation or 10% depreciation versus the U.S. Dollar, we could incur a gain of $6.5 million or a loss of $6.4 million.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the indicated option contract type for cash flow hedges as of December 31, 2010 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$(84.6)	$2.1	$(4.7)
Put options	78.8	4.4	(1.7)
Net position	$(5.8)	$6.5	$(6.4)

Collectively, our swap contracts hedge against a portion of our forecasted Mexican Peso (“MX$”) denominated expenditures.  As of December 31, 2010, we had cross currency swap contracts of approximately MX$78.5 million.

The table below presents the impact on the valuation of our currency swap contract of a hypothetical 10% appreciation and a 10% depreciation of the U.S. dollar against the swap contract for cash flow hedges as of December 31, 2010 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$6.1	$(0.6)	$0.7

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of our business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  There were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  On January 20, 2011, the Company entered into a binding settlement agreement to dismiss litigation involving the alleged theft of its trade secrets by a competitor in mobile headsets in exchange for a full release and settlement of the claims.  The Company expects to receive a payment of $5.1 million in the fourth quarter of fiscal 2011 pursuant to this settlement agreement.

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

Our profitability is very sensitive to the level of revenues and, in particular, to revenues from our highest margin products, which have historically been corded OCC products for contact center applications.  Demand for our products is cyclical with respect to economic cycles, and our OCC business in total contracted when the U.S. recession and global economic slowdown manifested itself in late calendar 2008 and has yet to recover to pre-recession levels.  As a result of the worldwide economic conditions, revenue in all portions of our business declined in the fourth quarter of fiscal 2009 and in most portions of our business in the first and second quarters of fiscal 2010 in comparison to the comparable periods in the prior years.  Although we have experienced revenue growth from the decline in the fourth quarter of fiscal 2009, quarterly revenues are still lower than quarterly revenues in fiscal 2008 and there is no assurance that the economy will fully recover or that there will not be another economic slowdown or downturn.  If worldwide economic conditions do not improve or if they weaken below current levels, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which, in turn, could have a material adverse effect on our revenue, profitability and the market price of our stock.  Failure to meet our anticipated demand projections could create excess levels of inventory, which would result in additional reserves for excess and obsolete inventory, negatively impacting our financial results.

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

We compete in the business market for the sale of our office and contact center products.  We believe that our greatest long-term opportunity for profit growth is in the UC office market, and our foremost strategic objective for this segment is to increase headset adoption.  To this end, we are investing in creating new products that are more appealing in functionality and design as well as targeting certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large corporations will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and product growth.  UC is the integration of voice and video-based communications systems enhanced with software applications and Internet Protocol (“IP”) networks.  It may include the integration of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video and web conferencing, and unified messaging.  UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving overall business efficiency and providing more effective collaboration among an increasingly distributed workforce.  Despite weak economic conditions, trial deployments of UC solutions and headsets continue to grow, with some evidence that the cost savings and productivity enhancements derived from UC are driving the expansion of existing deployments in both the U.S. and Europe.  We can give no assurance that significant growth in UC will occur or that we will be able to take advantage of any growth that does occur.

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

•
We obtain certain raw materials, sub-assemblies, components and products from single suppliers, including substantially all of our Bluetooth products from GoerTek, Inc.  Alternate sources for these items may not be readily available.  Any failure of GoerTek, Inc. or our other suppliers to remain in business, to provide us with the quantity of components or products that we need or to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the components or products we need could materially adversely affect our business, financial condition and results of operations.

•
Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless technologies may require us to work with only a single source of silicon chip-sets on any particular new product.  We, or our supplier(s) of chip-sets, may experience challenges in designing, developing and manufacturing components in these new technologies which could affect our ability to meet market schedules.  Due to our dependence on single suppliers for certain chip-sets, we could experience higher prices, a delay in development of the chip-set, or the inability to meet our customer demand for these new products.  Additionally, these suppliers or other suppliers may enter into bankruptcy, discontinue production of the parts we depend on or may not be able to produce due to financial difficulties or the global recession.  If this occurs, we may have difficulty obtaining sufficient product to meet our needs.  This could cause us to fail to meet customer expectations.  If customers turn to our competitors to meet their needs, there could be a long-term adverse impact on our revenues and profitability.  Our business, financial condition and results of operations could therefore be materially adversely affected as a result of these factors.

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

Original design manufacturers and contract manufacturers produce key portions of our product lines for us, including the majority of our Bluetooth products.  Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and loss of services.  Financial instability of our manufacturers or contractors resulting from the global recession or otherwise could result in our having to find new suppliers which could increase our costs and delay our product deliveries.  These manufacturers and contractors may also choose to discontinue building our products for a variety of reasons.  Consequently, we may experience delays in the timeliness, quality and adequacy of product deliveries, any of which could harm our business and operating results.

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

Our consumer business, which consists primarily of Bluetooth headsets and computer and gaming headsets, is highly competitive.  The risks faced in connection with this include the following:

•
interest in the consumer headset category may be lessening due to current weakening conditions in the consumer market and reduced attach rates of headsets to many popular mobile smartphones in the U.S.;

•	competition may increase more than we expect and result in product pricing pressures;

•	our ability to meet the market windows for consumer products;

•	difficulties retaining or obtaining shelf space for consumer products in our sales channel;

•	difficulties in achieving or maintaining a sufficient gross margin and uncertainties in the demand for Bluetooth headsets and computer and gaming headsets;

•	the global economic weakness has lessened the amount generally spent by consumers, decreasing the demand for consumer products in fiscal 2009 and 2010 from fiscal 2008 levels; and

•	our focus on UC products may weaken our competitive position.

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

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, Aliph’s Jawbone brand, Samsung, GN’s Jabra brand, , Bose, BlueAnt Wireless, and Sony Ericsson among many others.  Many of these competitors have substantially greater resources than we have, and each of them has established market positions in this business.  In the office and contact center market, the largest competitors are GN and Sennheiser Communications.  For the entertainment and computer audio market, our primary competitors are Logitech and Sennheiser.  Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products, including products that are modeled on or are direct copies of our products.  These new competitors are offering very low cost products which results in pricing pressure in the market.  If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

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

The technology used in our products is evolving more rapidly now than it has historically, and we anticipate that this trend may accelerate.  Historically, the technology used in lightweight communications headsets has evolved slowly.  New products have primarily offered stylistic changes and quality improvements rather than significant new technologies.  Our increasing reliance and focus on the UC market has resulted in a growing portion of our products that integrate significant new technology.  In addition, our increasing participation in the consumer market requires us to adopt new technology and, thus, our consumer products experience shorter lifecycles.  We believe this is particularly true for our newer emerging technology products especially in the mobile, computer, residential and certain parts of the office markets.  In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality, while historically our focus was limited to audio products.

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

We have a manufacturing facility in Tijuana, Mexico.  We stopped our manufacturing operations at our Suzhou, China facility during the second quarter of fiscal 2010.  We also have suppliers and other vendors throughout Asia, including GoerTek, Inc. located in Weifang, China, which is the manufacturer of the majority of our Bluetooth products.  We also generate a significant amount of our revenues from foreign customers.  The inherent risks of international operations could materially adversely affect our business, financial condition, and results of operations.

The types of risks faced in connection with international operations and sales include, among others:

•	fluctuations in foreign currency exchange rates;

•	cultural differences in the conduct of business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessionary, volatile or adverse global economic conditions;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions, health epidemics, civil unrest or criminal activities within each country;

•	the management and operation of an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws and regulations;

•	currency restrictions; and

•	compliance with anti-bribery laws, including, without limitation, compliance with the Foreign Corrupt Practices Act (“FCPA”).

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

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•	uncertain economic conditions, including the length of the recovery from the domestic and global recession, inflationary pressures, and a potential decline in investor confidence in the market place;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	our decision to declare dividends;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	general economic, political, and market conditions, including market volatility; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

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

We have $16.5 million of goodwill and intangible assets recorded on our balance sheet, and we have incurred significant impairment losses over the last two fiscal years recorded in discontinued operations.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, the Company has $16.5 million of goodwill and intangible assets on the consolidated balance sheets related to our continuing operations.  It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets.  If such a charge is necessary, it may have a material adverse affect our financial results.

We may still be subject to certain liabilities from our discontinued AEG business segment.

Under the terms of the Asset Purchase Agreement, dated October 2, 2009, a First Amendment to the Asset Purchase Agreement, dated November 30, 2009, a Side Letter to the Asset Purchase Agreement, dated January 8, 2010, and a second Side Letter to the Asset Purchase Agreement, dated February 15, 2010 (collectively, the “Purchase Agreement”), we retained certain assets and liabilities of Altec Lansing as of the closing date, December 1, 2009 and may be required to indemnify the Purchaser for certain losses they may incur.  If the Purchaser incurs certain losses, the Purchaser may make an indemnification claim and we may be required to pay certain expenses or reimburse Purchaser for losses they incur, which could harm our operating results.  In addition, our ability to defend ourselves may be impaired because most of our former AEG employees are employees of the Purchaser and our management may have to devote a substantial amount of time to resolving the claim, and, as we are no longer in the AEG business, we may not be able to readily offer products, service and intellectual property in settlement.  In addition, these indemnity claims may divert management attention from our continued business.  It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or the Purchaser and we may expend substantial resources trying to determine which party has responsibility for the claim.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the third quarter of fiscal 2011:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 1	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs 1

October 3, 2010 to October 30, 2010	11,200		$34.38	11,200	930,000
October 31, 2010 to December 4, 2010	142,043	2	$35.34	140,000	790,000
December 5, 2010 to January 1, 2011	132,000		$37.09	132,000	658,000

1
On March 1, 2010, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock.  During fiscal 2010, we repurchased 24,100 shares of our common stock under this plan in the open market at a total cost of $0.8 million and an average price of $31.31 per share.  As of March 31, 2010, there were 975,900 remaining shares authorized for repurchase.  In the first quarter of fiscal 2011, we repurchased the remaining 975,900 shares under this plan in the open market at a total cost of approximately $29.3 million and an average price of $30.07 per share.  On June 4, 2010, the Board of Directors authorized the repurchase of an additional 1,000,000 shares under a new repurchase plan.  During the nine months ended December 31, 2010, we repurchased in the open market all of the shares authorized under the June 2010 plan at a total cost of approximately $28.9 million and an average price of $28.92 per share.  On August 27, 2010, the Board of Directors authorized the repurchase of a further 1,000,000 shares under a new repurchase plan and in the second quarter of fiscal 2011, we repurchased 58,500 shares under this plan in the open market at a total cost of approximately $1.7 million and an average price of $29.21 per share.  During the three months ended December 31, 2010, we repurchased 283,200 shares in the open market under the August 27, 2010 plan at a total cost of approximately $10.2 million and an average price of $36.12 per share.  As of December 31, 2010, there were 658,000 remaining shares authorized for repurchase under the August 27, 2010 plan.

2	Includes 2,043 shares that were tendered to us in satisfaction of tax withholding obligations upon the vesting of restricted stock granted under our employee stock plans.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit		Incorporation by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

PLANTRONICS, INC.

Date: February 3, 2011	By:	/s/ Barbara V. Scherer
	Name:	Barbara V. Scherer

	Title:	Senior Vice President – Finance and Administration and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer of the Registrant)