Form 10-K
period 2011-04-02
PLANTRONICS INC /CA/
filed 2011-05-31
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $33.91 for shares of the Registrant's common stock on October 1, 2010, the last trading day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,602,180,651.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of October 1, 2010 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of April 30, 2011, 48,103,129 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2011 Annual Meeting of Stockholders to be held on or about August 5, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2011

Plantronics, Clarity, and Simply Smarter Communications are trademarks or registered trademarks of Plantronics, Inc.

DECT™ is a trademark of ETSI registered for the benefit of its members in France and other jurisdictions.

The Bluetooth name and the Bluetooth trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

PART I

This Annual Report on Form 10-K is filed with respect to our fiscal year 2011. Each of our fiscal years ends on the Saturday closest to the last day of March. Fiscal year 2011 ended on April 2, 2011, fiscal year 2010 ended on April 3, 2010, and fiscal year 2009 ended on March 28, 2009.  Fiscal year 2011 consisted of 52 weeks, and fiscal years 2010 and 2009 consisted of 53 and 52 weeks, respectively.  For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

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

Our headsets are communications tools, providing freedom to use your hands while staying connected to your communication or entertainment device, freedom to move around, and freedom from using keyboards by enhancing speech recognition capabilities.  We apply a variety of technologies to develop high quality products to meet the needs of our customers, whether it is for communications or personal entertainment.  Our headsets are widely used with mobile phones, in contact centers, in the office, in the home, for applications such as Unified Communications (“UC”), with Voice over Internet Protocol (“VoIP”), for gaming, and for other specialty applications.  Our major product categories include Office and Contact Center (“OCC”), which includes corded and cordless communication headsets, audio processors and telephone systems; Mobile, which includes Bluetooth® and corded products for mobile phone applications; Gaming and Computer Audio, which includes personal computer ("PC") and gaming headsets; and Clarity, which includes specialty products marketed for hearing impaired individuals.  All products are generally sold under the Plantronics and Clarity brands.

We ship our products to approximately 65 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and while we primarily serve the contact center markets in those regions, we continue to expand into the office, mobile and entertainment, digital audio, and specialty telephone markets in those regions and additional international locations.  Revenues from our retail channel are cyclical, with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.

Plantronics was founded and incorporated in the State of California in 1961 and initially became a public company in 1977. We then became a private company in a leveraged buyout in 1989 and subsequently reincorporated in the State of Delaware. In 1994, Plantronics again became a public company listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PLT".

On August 18, 2005, we acquired Altec Lansing Technologies, Inc. (“Altec Lansing”), a market leader in docking and PC audio systems, and it subsequently became our Audio Entertainment Group (“AEG”) segment.  On December 1, 2009, we sold Altec Lansing, our AEG segment.

We provide access free of charge directly on our website (www.plantronics.com) or through a link on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities Exchange Act of 1934.

Our principal executive offices are located at 345 Encinal Street, Santa Cruz, California, 95060.  Our telephone number is (831) 426-5858.  Our internet address is www.plantronics.com.  Our Investor Relations website, which contains, among other things, documents regarding our corporate governance and the charters of the standing committees of our Board of Directors, is also accessible through www.plantronics.com.

BUSINESS SEGMENTS AND MARKET INFORMATION

Prior to December 1, 2009, we operated as two segments, the Audio Communications Group (“ACG”) and AEG.  As previously noted, we completed the sale of Altec Lansing, which comprised our AEG segment, effective December 1, 2009; therefore, it is no longer included in continuing operations, and we operate as one segment.  We have classified the AEG operating results, including the loss on sale of AEG, as discontinued operations in the Consolidated statement of operations for all periods presented.

General Industry Background

Plantronics operates predominantly in the consumer electronics market and focuses on the design, manufacture, and distribution of headsets for business and consumer applications, and other specialty products for the hearing impaired.  We develop enhanced communications for offices and contact centers, mobile and cordless phones, and computers and gaming consoles.  We offer our products primarily under two brands – Plantronics and Clarity.

On a long-term basis, the demand for headsets has generally grown in both of our traditional markets which include the enterprise market and the consumer market.  The trend towards wireless products has been a significant factor in each of these markets.  Our business is sensitive to economic cycles, and we experienced a decrease in demand in fiscal 2009 and 2010 due to the global economic recession.  We experienced some recovery in our revenues beginning in the second half of fiscal 2010 which continued into fiscal 2011; however, there can be no assurance that this recovery will be sustained. Our headset products enhance communications by providing the following benefits:

•
better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, Digital Signal Processing (“DSP”), and more;

•	wireless freedom allowing people to take and make calls as they move freely without cords or cables around their office or home, or easily from public to private space when privacy is required;

•	multi-tasking benefits which allow people to use computers and mobile devices including smartphones or other devices, take notes and organize files while talking hands free;

•	enabling emerging UC integration for telephony, mobile, cloud and PC across varied applications, and providing greater privacy than speakerphones;

•	contributing to greater driving safety and enabling a motor vehicle operator to comply with hands-free legislation by having both hands free to drive while talking on a mobile phone;

•	voice command and control that let people take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient;

•	providing ergonomic relief from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck;

•	providing greater comfort and convenience than a telephone alone on longer duration calls;

•
providing a convenient means for connecting between various applications and voice networks, whether that be between land line and mobile phones, or between PC-based communications and other networks; and

•
sensor technology which allows calls to automatically be answered when the user attaches the headset, transfers calls from the headset to the mobile phone when the user removes the headset, and, with some softphone applications, updates the user's presence.

The proliferation of desktop computing makes communications headsets a product of choice in many occupations because they permit users to be more efficient in an ergonomically comfortable environment by allowing them to verbally communicate without holding traditional handset devices.  Growing awareness of driver safety and impending or existing hands-free legislation mandating hands-free devices for telephonic communications while driving has led to increased headset adoption for mobile phone users.  The increased adoption of new and existing technologies, such as UC, Bluetooth, VoIP, DSP, and Digital Enhanced Cordless Telecommunications (“DECT”), each of which is described below, contributes to demand for our headsets and audio solutions in the future:

•
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

•
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

•
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

•	DSP is a technology that delivers acoustic protection and optimal sound quality through noise reduction, echo cancellation, and other algorithms to improve both transmit and receive quality.

•	DECT is a technology that optimizes audio quality, lowers interference with other wireless devices, and is digitally encrypted for heightened call security.
Markets

Our products are designed to meet the needs of specific markets and applications such as offices (ranging from enterprise to home offices), contact centers, mobile devices (such as mobile phones and smartphones), computer and gaming, residential, and other specialty applications.  These markets and applications are increasingly overlapping as work styles and lifestyles change, and people use devices for multiple applications such as communication, music, and video entertainment.  We serve these markets through our product categories listed below.

Office and Contact Center

The office market comprises our largest revenue stream and we offer a broad range of communications headsets, including high-end, ergonomically designed headsets, audio processors, and telephone systems.  Our end-users consist of enterprise employees as well as small office, home office, and remote workers.  Growth in this market comes from three main factors:

•	the adoption of wireless solutions and the freedom they allow;

•	increasing deployment of UC systems; and

•	growing awareness of the benefits of using headsets.

We believe the office market represents our largest revenue and profit growth opportunity.  The contact center market is our most mature market, and we expect this market to grow slowly over the long-term.  We expect that contact centers will increasingly adopt UC to help improve productivity and reduce costs.  We develop audio endpoints tailored specifically to UC, and as UC adoption continues to increase, we will continue to lead in new product performance by creating solutions that combine hardware and software for improved customer solutions.

Mobile

Use of headsets with mobile phones has grown worldwide. Mobile represents a large unit volume market and is our second largest revenue stream.  Use of headsets with mobile phones has grown worldwide, particularly due to continued Bluetooth technology adoption and hands-free legislation regarding the use of mobile phones while driving.  As headsets become more widely used, users are becoming more fashion conscious and style has become as important as functionality and technology.  Our mobile headsets merge technological innovations with style.  The mobile headset market is beginning to slow in the United States ("U.S."). We believe this market is likely to grow more slowly in the future than it has in the past as it continues to mature.

Entertainment and Computer Audio
Entertainment and computer audio headsets, whether they are used for interactive on-line gaming or switching between music and phone calls for multi-functional devices, represent an emerging market opportunity for us.

We believe that a number of fundamental factors are likely to increase our customers’ need for PC-compatible headsets in the future, including the convergence of telephony and entertainment, internet multimedia applications such as streaming audio and video, VoIP, gaming, and video conferencing.  As devices providing these users’ needs converge, our headsets need to be PC-compatible, mobile phone compatible, MP3 compatible and various combinations of these.  We believe our product roadmaps address the convergence brought about by these needs.

Specialty Products

Our specialty products sold under our Clarity brand address the unique needs of various consumer groups, one of which is the increasing number of people worldwide suffering from hearing loss.  We offer a comprehensive range of communications products that serves customers with mild, moderate, and severe hearing loss as well as the deaf community.

FOREIGN OPERATIONS

In fiscal 2011, 2010 and 2009 net revenues outside the U.S. accounted for approximately 41%, 38%, and 37%, respectively, of our total net revenues.  Revenues derived from foreign sales generally are subject to additional risks such as fluctuations in exchange rates, increased tariffs, the imposition of other trade barriers, and potential currency restrictions.  In fiscal 2011, we continued to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We hedged our economic exposure by hedging a portion of our anticipated Euro and Great Britain Pound denominated sales and our Mexican Peso denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we hedged our balance sheet exposure by hedging Euro, Great Britain Pound and Australian Dollar denominated cash balances, accounts receivable and accounts payable. The U.S. Dollar has recently declined in value relative to the Euro and Great Britain Pound. While our existing hedges cover a certain amount of exposure for our fiscal 2012, any long-term weakening of the Euro and Great Britain Pound relative to the U.S. Dollar may have a material adverse impact on our financial results.

Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in the Consolidated Financial Statements and related notes herein.

COMPETITION

The market for our products is very competitive and some of our competitors have greater financial resources than we do, as well as production, marketing, engineering and other capabilities to develop, manufacture, market and sell their products.

One of our primary competitors is GN Netcom, a subsidiary of GN Store Nord A/S., a Danish telecommunications conglomerate, who competes with us in the office, contact center, and mobile markets and on a limited scale, in the PC market.  In addition, Motorola, Logitech, and Aliph are significant competitors in the consumer headset market and Sennheiser Communications is a competitor in the computer, office, and contact center markets.  We also believe there may be increased competition from the major mobile phone device makers such as Nokia, Motorola, LG Electronics, Samsung and Sony.

We believe the principal factors to be successful and competitive in each of the markets we serve are:

•	our understanding of emerging markets and new technologies, such as UC, and our ability to react quickly to the opportunities that they provide;

•	our ability to bring to market products that deliver on performance, product design, style, comfort, features, sound quality, simplicity, price and reliability;

•	maintenance of our brand name recognition and reputation;

•	superior customer service, support and warranty terms; and

•	effective and efficient distribution channels that allow us to market and sell our products.

We believe that our products and our strategy enable us to compete based on these factors.

RESEARCH AND DEVELOPMENT

We believe that the future success of our business depends upon our ability to enhance our existing products, to develop compelling new products, to develop cost effective products, to have our products qualified by our technology partners and customers, to successfully introduce these products to existing and new markets on a timely basis, and to commence and sustain volume production to meet customer demands.

During fiscal 2011, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging market trends.  Our goal is to bring the right products to market at the right time and have best in class development processes.

Our core research and development focus in fiscal 2012 continues to be on UC which will require incremental investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed and to develop value-added software application for business users.  The products that we are developing require significant technological know-how and may be protected by intellectual property. Separately or together this technological know-how and intellectual property may create increased barriers to entry for many competitors. We are continually improving the efficiency of our development processes through strategic architecting, common platforms, and increased use of software and test tools among other factors.

The success of new product introductions is dependent on a number of factors including appropriate new product selection, timely completion and introduction to the market, cost-effective manufacturing, quality, acceptance of new technologies and general market acceptance.  Traditionally, the technology of telephone headsets has evolved slowly, and our product life cycles have historically been relatively long.  The next generation products historically included stylistic changes and quality improvements but were based on technology similar to the previous generation. Our newer emerging technology products, particularly in the mobile and computer markets, exhibit shorter life cycles more similar to the consumer electronics market and are consequently more sensitive to market trends and fashion.  In addition, we believe that changes in technology will come at a faster pace; therefore, to avoid product obsolescence, we will continue to monitor technological changes in telephony, as well as users' demands for new technologies.

During fiscal 2011, 2010 and 2009, we incurred approximately $63.2 million, $57.8 million, and $63.8 million, respectively, in research, development and engineering expenses.  Historically, we have conducted most of our research, development and engineering with an in-house staff, with limited use of contractors.  Key locations for our research, development and engineering staff are our facilities in the U.S., Mexico, China, and the United Kingdom.

SALES AND DISTRIBUTION

We maintain a direct sales force worldwide to provide ongoing customer support and service globally.  We have a well-established, multi-level distribution network in North America, Europe, Australia and New Zealand where use of our products is widespread to support our customers' needs. Our distribution channels in other regions of the world are less mature, and while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile and entertainment, digital audio, and specialty telephone markets in those locations.

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

We use commissioned manufacturers' representatives to assist in selling through the retail channel. Our retail channel consists of (1) consumer electronics retailers, consumer products retailers, and office supply distributors; (2) wireless carrier stores; (3) catalog and mail order companies; (4) mass merchants; and (5) warehouse clubs.  Our headsets are sold through retailers who sell headsets to corporate customers, small businesses, and to individuals who use them for a variety of personal and professional purposes.  Revenues from this channel are cyclical with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.  A portion of our retail partners manage inventories on consignment.

We have a broad, diverse group of customers whose businesses are located throughout the world.  Our principal customers are distributors, retailers, carriers, and OEMs.  Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively.  No customer accounted for more than 10% of our consolidated net revenues in fiscal 2011, 2010 or 2009.

Our telephony OEMs, manufacturers of automatic call distributor systems and other telecommunications, and computer equipment providers also resell our headsets.  Contact center equipment OEMs do not typically manufacture their own peripheral products and, therefore, distribute our headsets under their own private label or as a Plantronics-branded product.  Wireless carriers do not manufacture headsets but sell our headsets as a Plantronics-branded product or under their own private label.  Telephone service providers purchase headsets from us for use by their own agents.  Certain service providers also resell headsets to their customers.

Computer OEMs include both manufacturers of computer hardware (including PCs and specialized components and accessories for PCs) and software.  Most computer OEMs do not manufacture headsets but look for manufacturers such as Plantronics to supply headsets that can be used with their products. We supply certain headsets to computer OEMs particularly for use in UC systems.

We also make direct sales as a General Services Administration (“GSA”) contractor to certain government agencies, including the National Aeronautics and Space Administration ("NASA") and the Federal Aviation Administration ("FAA").  In addition, certain distributors are authorized resellers under a GSA schedule price list and sell our products to government customers pursuant to that agreement.  These sales did not comprise a significant portion of our net revenues in fiscal 2011.

Our products may also be purchased directly from our website at www.plantronics.com.

We continue to evaluate our logistics processes and implement new strategies to further reduce our transportation costs and improve lead-times to customers. Currently, we have distribution centers located in the following locations:

•	Tijuana, Mexico, which provides logistics services for products destined for customers in the U.S., Canada, Asia Pacific, and Latin America regions;

•	Prague, Czech Republic, which provides logistics services for products shipped to customers in our Europe, Middle East and Africa regions;

•	Suzhou, China, which provides logistics services for products which are shipped within Mainland China;

•	Melbourne, Australia, which provides logistics services for products which are shipped to the retail channel in Australia and New Zealand;

•	Sao Paulo, Brazil, which provides logistics services for products which are shipped to customers within Brazil; and

•	Tokyo, Japan, which provides logistics services for products which are shipped to customers within Japan.

With respect to the above locations, we use third party warehouses in the Czech Republic, Australia, Brazil, and Japan. We operate all other warehouse facilities.

BACKLOG

Our backlog of unfilled orders was $29.6 million at March 31, 2011 compared to $31.4 million at March 31, 2010.  We include all purchase orders scheduled for delivery over the next 12 months in backlog.  We have a “book and ship” business model whereby we fulfill the majority of our orders within 48 hours of our receipt of the order.  Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty.  Because of our “book and ship” model, as well as the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

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

We purchase the components for our products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, primarily from suppliers in Asia, Mexico, the U.S., and Europe.  The majority of our components and sub-assemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a certain number of sole-source suppliers. The earthquake, tsunami and nuclear issues arising in Japan in March 2011 have not materially interfered with our supply chain; however, we cannot predict what impact, if any, these events may have in the future.

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

ENVIRONMENTAL MATTERS

We are required to comply and are currently in compliance with the European Union and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment requirements.  Additionally, we are compliant with the RoHS initiatives in China and Korea.

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

We continue our efforts toward environmental and social responsibility. In Spring 2011, our solar panel installation project will be completed, and it will be the largest solar installation in Santa Cruz County. Upwards of 80% of our Santa Cruz corporate site utility costs are expected to be offset by our solar installation.

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate.  As of March 31, 2011, we had 534 worldwide patents in force, expiring between 2011 and 2035.

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

EMPLOYEES

On March 31, 2011, we employed approximately 3,200 people worldwide, including approximately 2,200 employees at our manufacturing facility in Tijuana, Mexico.  To our knowledge, no employees are currently covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the executive team of Plantronics and their ages as of March 31, 2011.

NAME	AGE	POSITION
Ken Kannappan *	51	President and Chief Executive Officer
Don Houston *	56	Senior Vice President, Sales
Barry Margerum	59	Chief Strategy Officer
Renee Niemi *	46	Senior Vice President, Communication Solutions
Mike Perkins	52	Vice President, Product Development & Technology
Barbara Scherer *	55	Senior Vice President, Finance & Administration and Chief Financial Officer
Carsten Trads	55	President, Clarity
Ingrid Van Den Hoogen	48	Chief Marketing Officer
Philip Vanhoutte *	55	Managing Director, Europe, Middle East & Africa
Patricia Wadors	46	Senior Vice President, Human Resources
Larry Wuerz	53	Senior Vice President, Worldwide Operations
*    Executive is also considered an Executive Officer as defined under Regulation S-K Item 401(b).

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

Mr. Margerum joined Plantronics in 1994 as Vice President of Marketing and was promoted in 1996 to President and General Manager of the Computer and Mobile Systems Group.  In 1997, he left Plantronics to become President and CEO of Euphonix, Inc., a public company in the high-end audio equipment space.  In 2000, he re-joined Plantronics and, in 2004, became Vice President of Strategy and Business Development and, in 2008, he was named Chief Strategy Officer.  In October 2009, Mr. Margerum was also named the acting Chief Marketing Officer on an interim basis.  Prior to joining Plantronics, from 1989 to 1994, Mr. Margerum was CEO of Mitem Corporation, a middleware software company.  From 1980 to 1989, he held a variety of marketing and sales positions including Vice President of Marketing for GRiD Systems Corporation, a laptop computer manufacturer.  Mr. Margerum also worked for Apple, Inc. and IBM Corporation.  Mr. Margerum holds a Bachelor of Science in Engineering from Princeton University and a Master of Business Administration from Stanford University. Mr. Margerum also serves on the Board of Directors of Mitem Corporation.

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

Ms. Scherer joined Plantronics in 1997 as Vice President of Finance & Administration and Chief Financial Officer.  In 1998, Ms. Scherer was promoted to Senior Vice President of Finance & Administration and Chief Financial Officer.  Prior to joining Plantronics, Ms. Scherer held various executive management positions in the data storage industry principally with Micropolis Corporation, did strategic planning with the Boston Consulting Group, and was a member of the corporate finance team at ARCO.  In September 2004, Ms. Scherer joined the Board of Directors of Keithley Instruments, a test and measurement company, on which she served until the company was acquired in December 2010. Ms. Scherer has Bachelor degrees in Economics and in Environmental Studies from the University of California, Santa Barbara and received a Master of Business Administration from the Yale School of Organization and Management.

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

Ms. Van Den Hoogen joined Plantronics in 2010 as Chief Marketing Officer. Prior to joining Plantronics, Ms. Van Den Hoogen was the Senior Vice President of Corporate Marketing at Sun Microsystems, Inc. ("Sun") where she led the global brand, advertising, communications, and marketing teams. With more than 20 years of marketing experience at Sun, Ms. Van Den Hoogen led branding for Sun and Java, drove eco-responsibility and open source marketing initiatives, and various product and strategic marketing roles throughout her tenure. Prior to joining Sun, Ms. Van Den Hoogen held roles in software development at Megatek, United Technologies and GTE Government Systems. She holds a Bachelor of Arts degree in Math and Computer Science from San Jose State University. Ms. Van Den Hoogen is also Vice President of the Board of Directors of Alaska Dance Theater, a non-profit organization.

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

Ms. Wadors joined Plantronics in 2010 as Senior Vice President of Human Resources. Prior to joining Plantronics, she held various human resource management positions with such companies as Yahoo! Inc., where she was the Senior Vice President of Human Resources, Align Technology, Inc., Applied Materials, Inc., Merck & Co., Inc. and Viacom, Inc. Currently Ms. Wadors is on the Development Committee of Second Harvest Food Bank of Santa Cruz County. Ms. Wadors graduated from Ramapo College with a Bachelor of Science degree in Business Management with a focus in Human Resource Management.

Mr. Wuerz joined Plantronics in 2007 as Senior Vice President of Worldwide Operations.  Prior to Plantronics, Mr. Wuerz spent 28 years at HP where he held several senior positions.  Most recently, Mr. Wuerz was the Worldwide Vice President of Operations and Supply Chain for the Desktop Personal Computer organization, including consumer, commercial and workstation PCs. Prior to this role, Mr. Wuerz held the same title for HP’s Consumer Desktop Personal Computer organization.  In addition to Mr. Wuerz’s operations roles at HP, he also held senior positions in other functional areas, including Research and Development and Human Resources.  Mr. Wuerz holds a Bachelor of Science degree in Electrical Engineering from the University of Missouri – Rolla and a Master of Science in Electrical Engineering degree from Stanford University.

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

Economic conditions may materially adversely affect the Company.

Our results of operations and financial performance depend significantly on continued improvement in worldwide economic conditions. Uncertainty regarding the global economic recovery continues to pose risks to our business. Reductions in spending in response to tighter credit, negative financial news and/or declines in income or asset values, and strength or weakness of the economies of sovereign nations around the world may have a material negative effect on demand for our products. Other factors that influence demand include job loss and creation, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors have had a material adverse effect on demand for our products and on our financial condition and operating results and may continue to have such an effect in the future if economic conditions do not improve.

Our profitability is very sensitive to the level of revenues and, in particular, to revenues from our highest margin products, which have historically been corded OCC products for contact center applications. Demand for our products is cyclical with respect to economic cycles, and our OCC business in total contracted when the U.S. recession and global economic slowdown manifested itself in late calendar 2008. During each of the quarters of fiscal 2011, we experienced revenue growth over the same respective quarters in fiscal 2010, and our revenues in the fourth quarter of fiscal 2011 are near pre-recessionary levels. Although we have experienced revenue growth from the decline in the fourth quarter of fiscal 2009, there is no assurance that the economy will fully recover or that there will not be another economic slowdown or downturn. If worldwide economic conditions do not improve or if they weaken below current levels, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which, in turn, could have a material adverse effect on our revenue, profitability and the market price of our stock. Failure to meet our anticipated demand projections could create excess levels of inventory, which would result in additional reserves for excess and obsolete inventory, negatively impacting our financial results.

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

Our ability to realize our UC plans and to achieve the financial results projected to arise from UC adoption could be adversely affected by the following factors: (i) the risk that, as UC becomes more widely adopted, competitors will offer solutions that will effectively commoditize our headsets which, in turn, will reduce the sales prices for our headsets; (ii) our plans are dependent upon the market success of major platform providers such as Microsoft Corporation, Cisco Systems, Inc., Avaya, Inc., Alcatel-Lucent, and IBM, and we have a limited ability to influence such providers with respect to the functionality of their platforms, their rate of deployment, and their willingness to integrate their platforms with our solutions; (iii) the development of UC solutions is technically complex and this may delay or obstruct our ability to introduce solutions to the market on a timely basis and that are cost effective, feature-rich, stable and attractive to our customers; (iv) our development of UC solutions is dependent on our ability to design, develop and manufacture complex electronic systems comprised of hardware, firmware and software that must work in a wide variety of environments and multiple variations; (v) as UC becomes more widely adopted we anticipate that competition for market share will increase, and some competitors may have superior technical and economic resources; (vi) UC solutions may not be adopted with the breadth and speed in the marketplace that we currently anticipate; and (vii) UC may evolve rapidly and unpredictably and our ability to adapt to those changes and future requirements may impact our profitability in this market and our overall margins.

Because the major providers of UC software utilize complex and proprietary platforms in which our UC products will be integrated, it will be necessary for us to expand our technical support capabilities. This expansion will result in additional expenses to hire the personnel and develop the infrastructure necessary to adequately serve our UC customers. Our support expenditures may substantially increase over time as these platforms evolve and as UC becomes more commonly adopted.

If these investments do not generate incremental revenue, our business could be materially affected.  In addition, the UC market is intensively competitive; failure to adapt to pricing pressures could impact our business.

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

•
Although we generally use standard raw materials, parts and components for our products, the high development costs associated with emerging wireless and other technologies may require us to work with only a single source of silicon chips, chip-sets or other components or materials (“components or materials”) on any particular new product. We, or our supplier(s) of components or materials, may experience challenges in designing, developing and manufacturing components or materials using these new technologies which could affect our ability to meet market schedules.  Our components or materials suppliers may decide for commercial reasons to discontinue components or materials that we have designed into our products. Due to our dependence on single suppliers for certain components or materials, we could experience higher prices, a delay in development of the components or materials, or the inability to meet our customer demand for these new products.  Additionally, these suppliers or other suppliers may enter into bankruptcy, discontinue production of the components or materials we depend on, or may not be able to produce for their own commercial reasons due to financial difficulties or global economic conditions.  If this occurs, we may have difficulty obtaining sufficient product to meet our needs.  This could cause us to fail to meet customer expectations.  If customers cease purchasing our products or turn to our competitors to meet their needs, there could be a long-term adverse impact on our revenues and profitability.  Our business, financial condition and results of operations could therefore be materially adversely affected as a result of these factors.

•
We were apprised by one of our sole sourced suppliers that a wafer fabrication foundry it uses to produce integrated circuits for certain of our call center and office headsets is no longer producing those integrated circuit products.  The production of these products was shifted to a different wafer fabrication foundry that previously produced these integrated circuits on our behalf.  We expect to have new products before our supply of integrated circuits is depleted; however, the new foundry could have difficulties re-establishing the process and re-qualifying the integrated circuits that they are producing on our behalf.  If the new wafer fabrication foundry cannot produce these integrated circuits with good quality and in the quantities we require in a timely manner, it is possible that we will not have product available to meet demand.  Our revenue might decrease as a result and our customers might be forced to turn to alternative suppliers.  A failure to properly produce the integrated circuits in the re-qualified foundry could materially affect our business, financial condition and results of operations.

•
Because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, sub-assemblies, components, and products. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs.  In particular, many consumer product orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure in the future to match the timing of purchases of raw materials, sub-assemblies, components and products to demand could increase our inventories and/or decrease our revenues and could materially adversely affect our business, financial condition and results of operations.

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

•
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. Securities and Exchange Commission ("SEC") has proposed disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. The implementation of these requirements could affect the sourcing and availability of metals used in the manufacture of a limited number of raw material parts contained in our products. This may reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may not be able to conclusively verify the origins for all metals used in our products.

If we do not match production to demand, we may lose business or our gross margins could be materially adversely affected.

Our industry is characterized by technological changes, frequent new product introductions, short-term customer commitments and changes in demand. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future.

Some of our products utilize long-lead time parts which are available from a limited set of vendors. The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has historically contributed to significant inventory write-downs, particularly in inventory for consumer products. For OCC products, long life-cycles periodically necessitate last-time buys of raw materials that may be used over the course of several years. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements. We write down to market value the excess and obsolete inventory. We evaluate the future realizable value of inventories and impact on gross margins, taking into consideration product life cycles, technological and product changes, demand visibility and other market conditions. We believe our current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of our inventory.

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

We have experienced volatility in costs from our suppliers, particularly in light of the price fluctuations of oil, gold, silver and other commodities and products in the U.S. and around the world. We may continue to experience volatility, which could affect profitability and/or market share. If we experience cost increases and are unable to pass these on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition and results of operations may be materially and adversely affected.

We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives which could have an adverse effect on our business.

Original design manufacturers and contract manufacturers produce key portions of our product lines for us, including the majority of our Bluetooth products. Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and loss of services. Financial instability of our manufacturers or contractors resulting from the global recession or otherwise could result in our having to find new suppliers which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue manufacturing our products for a variety of reasons. Consequently, we may experience delays in the timeliness, quality and adequacy of product deliveries, any of which could harm our business and operating results.

Currently, the majority of our Bluetooth products are manufactured by GoerTek, a contract manufacturer located in Weifang, China; therefore, the manufacturing of these products is heavily dependent upon GoerTek's ability to deliver the quantities of products that we demand in a timely manner and to meet our quality standards. In the event that GoerTek is unable or unwilling to meet our demand, delivery or price requirements, our Bluetooth business could be severely and materially affected as it may be difficult to ramp-up a new manufacturer on a timely and cost effective basis.

We have strong competitors and expect to face additional competition in the future. If we are unable to compete effectively, our results of operations may be adversely affected.

All of our markets are intensely competitive. We could experience a decline in average selling prices, competition on sales terms and conditions, or continual performance, technical and feature enhancements from our competitors in the retail market. Also, aggressive industry pricing practices may result in downward pressure on margins.

Currently, our single largest competitor is GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate with whom we experience price competition in the business markets. Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments. Motorola also benefits from the ability to bundle other offerings with its headsets.  We are also experiencing competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products' communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources than we do.

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, Aliph's Jawbone brand, Samsung, GN's Jabra brand, Bose, BlueAnt Wireless, and Sony Ericsson among many others.  Many of these competitors have substantially greater resources than we have, and each of them has established market positions in this business. In the office and contact center market, the largest competitors are GN and Sennheiser Communications. For the entertainment and computer audio market, our primary competitors are Logitech and Sennheiser.  Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products including products that are modeled on or are direct copies of our products. These new competitors are offering very low cost products which results in pricing pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

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

We also compete in the consumer market for the sale of our mobile, gaming, and Clarity products.  We believe that effective product promotion is highly relevant in the consumer market, which is dominated by large brands that have significant consumer mindshare.  We have invested in marketing initiatives to raise awareness and consideration of Plantronics' products. We believe this will help increase preference for Plantronics and promote headset adoption overall.  The consumer market is characterized by relatively rapid product obsolescence, and we are at risk if we do not have the right products at the right time to meet consumer needs.  In addition, some of our competitors have significant brand recognition, and we are experiencing more competition in pricing actions which can result in significant losses and excess inventory.

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

•	competition may increase more than we expect and result in product pricing pressures;

•	our ability to meet the market windows for consumer products;

•	difficulties retaining or obtaining shelf space for consumer products in our sales channel;

•	difficulties in achieving or maintaining a sufficient gross margin and uncertainties in the demand for Bluetooth headsets and computer and gaming headsets;

•	the varying pace of global economic recovery creates uncertainty and unpredictability about the demand for consumer products; and

•	our focus on UC products may weaken our competitive position.

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

In the past, we have experienced a trend away from corded headsets to cordless products.  In general, our corded headsets have had higher gross margins than our cordless products, but the margin on cordless headsets is trending higher.  In addition, office phones have begun to incorporate Bluetooth functionality which has opened the market to consumer Bluetooth headsets and reduce the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wireless headset systems, resulting in lost revenue and lower margins. Should we not be able to maintain the higher margins on our cordless products that we recently achieved, our revenue and profits will decrease.

In addition, innovative technologies such as UC have moved the platform for certain of our products from our customers' closed proprietary systems to open platforms such as the PC. In turn, the PC has become more open as a result of such technologies as cloud computing and open source code development. As a result, we are exposed to the risk that current and potential competitors could enter our markets and commoditize our products by offering similar products.

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

The above-listed and other inherent risks of international operations could materially adversely affect our business, financial condition and results of operations.

We sell our products through various channels of distribution that can be volatile, and failure to establish and maintain successful relationships with our channel partners could materially adversely affect our business, financial condition, or results of operations. In addition, bankruptcies or financial difficulties of our customers may impact our business.

We sell substantially all of our products through distributors, retailers, OEMs, and telephony service providers. Our existing relationships with these parties are not exclusive and can be terminated by either party without cause. These customers also sell or may sell products offered by our competitors. To the extent that our competitors offer these customers more favorable terms or more compelling products, such customers may decline to carry, de-emphasize, or discontinue carrying our products. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, retailers, OEMs, and telephony service providers. Further, such customers may not recommend or may stop recommending our products. In the future, our OEMs or potential OEMs may elect to manufacture their own products that are similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition, or results of operations. Finally, as a result of the global economic weakness we have experienced the bankruptcy of certain customers, and it is not possible to predict whether additional bankruptcies of our customers may occur.

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

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. Dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the Great Britain Pound (“GBP”). Furthermore, fluctuations in foreign currency rates impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with U.S. Dollar prices and to respond to currency-driven competitive pricing actions. We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability. Currency exchange rates are volatile, and while we hedge our major exposures, changes in exchange rates in the future may still have a negative impact on our financial results. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

We hedge a portion of our Euro and GBP forecasted revenue exposures for the future 12 month period. In addition, we hedge a portion of our Peso forecasted cost of revenues. Although we have employed these hedging techniques to minimize these risks, we can offer no assurance that such strategies will be effective. If the Euro and GBP fall against the U.S. Dollar, our revenues, gross profit and profitability in the future could be negatively affected.

We also have foreign currency forward contracts denominated in Euros, GBP and Australian Dollars which hedge against a portion of our foreign-currency denominated assets and liabilities. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business.

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

Our Board of Directors has authorized the repurchase of up to 7,000,000 shares of our common stock to enhance stockholder value which enhanced value may not be realized. Stock repurchases may not prove to be the best use of our cash resources and may require us to draw funds on our new credit agreement.

In May 2011, our Board of Directors authorized the repurchase of up to 7,000,000 shares of our outstanding common stock. On May 9, 2011, we entered into two separate Master Confirmation and Supplemental Confirmations with Goldman, Sachs & Co. (“Goldman”) pursuant to an accelerated share repurchase program (the “ASR Program”) under which we will repurchase shares of our common stock for an aggregate purchase price of $100 million, which was paid to Goldman in May 2011. To augment our financial flexibility to facilitate this share repurchase program, on May 9, 2011, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association which provides for a $100 million unsecured revolving credit facility. At the closing of the Credit Agreement and through the filing of this Form 10-K, we did not draw any funds under the facility as we used domestic cash on hand to make the payment to Goldman.

There can be no assurance of the following:

•	the impact on our stock price as a result of the ASR Program; and

•	when or if we will repurchase additional shares under the 7,000,000 share authorization or to make additional stock repurchases thereafter;

Also, we will require additional funds to repurchase shares over and above those in the ASR Program. If we do not generate further domestic cash flow from operations, to make our repurchases, we may be required to draw funds on the Credit Agreement at which time we would incur interest expense. The Credit Agreement contains affirmative and negative covenants with which we must comply. These restrictions apply regardless of whether any loans are outstanding and could adversely impact how we operate our business.

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

We have intellectual property rights that could be infringed on by others, and we may infringe on the intellectual property rights of others. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management's time from our business.

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

Patents, copyrights, trademarks, and trade secrets are owned by individuals or entities that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights. As we have grown, the intellectual property rights claims against us have increased. There has also been a general trend of increasing intellectual property assertion against corporations that make and sell products. Our products and technologies may be subject to certain third-party claims and, regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate, settle, or otherwise resolve. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue the manufacture and distribution of products that are found to be in violation of another party's rights. We also may have to obtain, or renew on less favorable terms, licenses to manufacture and distribute our products, which may significantly increase our operating expenses. In addition, many of our agreements with our distributors and resellers require us to indemnify them for certain third-party intellectual property infringement claims. Discharging our indemnity obligations may involve time-consuming and expensive litigation and result in substantial settlements or damages awards, our products being enjoined, and the loss of a distribution channel or retail partner.

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

There is also continuing and increasing public controversy over the use of mobile phones by operators of motor vehicles. While we believe that our products enhance driver safety by permitting a motor vehicle operator to generally be able to keep both hands free to operate the vehicle, there is no certainty that this is the case, and we may be subject to claims arising from allegations that use of a mobile phone and headset contributed to a motor vehicle accident. We maintain product liability insurance and general liability insurance that we believe would cover any such claims; however, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition, and results of operations.

We have $14.9 million of goodwill and intangible assets recorded on our balance sheet, and we have incurred significant impairment losses over the last two fiscal years recorded in discontinued operations.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, the Company has $14.9 million of goodwill and intangible assets on the consolidated balance sheets as of March 31, 2011.  It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets. If such a charge is necessary, it may have a material adverse affect our financial results.

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•	uncertain economic conditions, including the length of the recovery from the domestic and global recession, inflationary pressures, and a potential decline in investor confidence in the market place;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	repurchases of our common shares under our repurchase plans, including our accelerated share repurchase program;

•	our decision to declare dividends;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	general economic, political, and market conditions, including market volatility; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

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

We have a limited number of suppliers based in Japan who appear to have been directly affected by the earthquake, tsunami and nuclear crisis that occurred in Japan in March 2011. While their impact on our business does not appear to be material at this time, if that were to change, our business could be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California.  Our facilities are located throughout the Americas, Europe, and Asia.  The table below lists the major facilities owned or leased as of March 31, 2011:

Location	Square Footage	Lease/Own	Primary Use

Chattanooga, Tennessee	16,650	Lease	Light Assembly, Sales and Marketing, Engineering, Administration
Hoofddorp, Netherlands	14,788	Lease	Administrative
San Diego, California	13,400	Lease	Industrial and Office Space
Santa Cruz, California	79,253	Own	Light Assembly, Sales and Marketing, Engineering, Administration
Santa Cruz, California	44,183	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	39,892	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	18,250	Lease	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	20,325	Lease	Light Assembly, Sales, Engineering, Administration
Suzhou, China	42,012	Lease	Sales, Engineering, Administration, Design Center
Tijuana, Mexico	95,980	Lease	Engineering, Assembly, Administration
Tijuana, Mexico	61,785	Lease	Engineering, Assembly
Tijuana, Mexico	289,589	Lease	Logistic and Distribution Center
Tijuana, Mexico	53,732	Lease	Engineering, Design Center, Call Center
Wootton Bassett, UK	21,824	Own	Light Assembly, Sales, Engineering, Administration
Wootton Bassett, UK	15,970	Own	Vacant (leased to a third party in fiscal 2012)
Wootton Bassett, UK	5,445	Lease	Sales, Marketing, Administration

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

	Low	High
Fiscal 2011
First Quarter	$27.80	$34.17
Second Quarter	26.79	34.28
Third Quarter	33.30	38.20
Fourth Quarter	33.75	38.04
Fiscal 2010
First Quarter	$11.40	$18.31
Second Quarter	17.28	28.07
Third Quarter	23.15	27.23
Fourth Quarter	24.45	32.13

As of April 30, 2011, there were approximately 70 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners.  On April 1, 2011, the last trading day of fiscal 2011, the last sale reported on the NYSE for Plantronics’ common stock was $36.60 per share.

Cash Dividends

In fiscal 2011 and 2010, we declared quarterly cash dividends of $0.05 per share resulting in total dividends declared of $9.7 million and $9.8 million, respectively.

On May 3, 2011, the Company announced that the Board of Directors had declared the Company’s twenty-eighth quarterly cash dividend of $0.05 per share of the Company’s common stock, payable on June 10, 2011 to stockholders of record on May 20, 2011.

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial performance and financial position.

Share Repurchase Programs

From time to time, the Board of Directors authorizes plans under which we may repurchase shares of our common stock in the open market, depending on the market conditions.

During fiscal 2009, we repurchased in the open market 1,007,500 shares of our common stock which were remaining under the 1,000,000 repurchase plans each authorized by the Board of Directors on January 25, 2008 and November 10, 2008 The total cost of these repurchases was $17.8 million with an average price of $17.68 per share.

During fiscal 2010, we repurchased in the open market 1,935,100 shares of our common stock which were under repurchase plans authorized by the Board of Directors on the following dates: November 10, 2008, November 27, 2009 and March 1, 2010 for 1,000,000 shares each. The total cost of these repurchases was $49.7 million with an average price of $25.66 per share.

During fiscal 2011, we repurchased in the open market 3,315,000 shares of our common stock which were under repurchase plans authorized by the Board of Directors on the following dates: March 1, 2010, June 4, 2010, August 27, 2010 and March 1, 2011 for 1,000,000 shares each. The total cost of these repurchases was $105.5 million with an average price of $31.83 per share.

As of March 31, 2011, there were 660,900 remaining shares authorized for repurchase under the March 1, 2011 authorized plan.

On May 2, 2011, subsequent to the end of our fiscal year, the Board of Directors authorized the repurchase of up to 7,000,000 shares of our outstanding common stock. As part of this authorization, on May 9, 2011, we entered into two separate Master Confirmation and Supplemental Confirmations with Goldman, Sachs & Co. to repurchase an aggregate of $100 million of our common stock under an accelerated share repurchase program.

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of fiscal 2011:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2011 to January 29, 2011	133,400		$36.78	133,400	524,600
January 30, 2011 to March 5, 2011	517,624	[1]	$35.28	516,000	1,008,600
March 6, 2011 to April 2, 2011	347,700		$35.10	347,700	660,900

See Note 12 of our Notes to Consolidated Financial Statements for more information regarding our stock repurchase programs.

1    Includes 1,624 shares that were tendered to us in satisfaction of tax withholding obligations upon the vesting of restricted stock granted under our employee stock plans.

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

	Fiscal Year Ended March 31,
	2011 [2]	2010 [1,2,5]	2009 [1,2,4]	2008 [1,3]	2007 [1]
	($ in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues	$683,602	$613,837	$674,590	$747,935	$676,514
Operating income	$140,712	$97,635	$61,461	$115,166	$84,677
Operating margin	20.6%	15.9%	9.1%	15.4%	12.5%
Income from continuing operations	$140,656	$100,740	$57,917	$121,020	$88,766
Income from continuing operations, net of tax	$109,243	$76,453	$45,342	$92,012	$67,267
Basic earnings per share - continuing operations	$2.29	$1.58	$0.93	$1.91	$1.42
Diluted earnings per share - continuing operations	$2.21	$1.55	$0.93	$1.87	$1.40
Loss on discontinued operations, net of tax	$—	$(19,075)	$(110,241)	$(23,617)	$(17,124)
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Shares used in basic per share calculations	47,713	48,504	48,589	48,232	47,361
Shares used in diluted per share calculations	49,344	49,331	48,947	49,090	48,020
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$429,956	$369,192	$218,180	$163,091	$103,365
Total assets	$744,647	$655,351	$633,120	$741,393	$651,304
Long-term obligations	$12,667	$13,850	$13,698	$14,989	$696
Total stockholders' equity	$634,852	$571,334	$525,367	$578,620	$496,807
OTHER DATA:
Cash provided from operating activities	$158,232	$143,729	$99,150	$102,900	$73,048

[1]
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

[2]
During fiscal 2009, we announced several restructuring plans which included reductions in force including the planned closure of our Suzhou, China Bluetooth manufacturing facility in fiscal March 31, 2010.  As a result of these activities, $11.0 million in restructuring and other related charges has been included in our consolidated income from continuing operations for the year ended March 31, 2009.  In fiscal 2010, we recorded an additional $1.9 million of Restructuring and other related charges consisting of $0.8 million of severance and benefits and $1.1 million of non-cash charges including $0.7 million for the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of the assets being taken out of service prior to their original service period and $0.4 million of additional loss on Assets held for sale.  In addition, in fiscal 2010, we recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues. There were no charges in fiscal 2011; however, we completed the sale of our Suzhou facility, which was classified as Assets held for sale, resulting in an immaterial net gain which was recorded in Restructuring and other related charges. See Note 10 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[3]
In the first quarter of fiscal 2008, we adopted new accounting principles for recognizing and measuring uncertain tax positions; as a result, the liability for uncertain tax provisions not expected to be paid within the next twelve months of $13.5 million was reclassified to long-term income taxes payable.  See Note 16 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[4]
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

[5]	Fiscal year 2010 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks, and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52 or 53 week year ending on the Saturday closest to March 31st.  Fiscal year 2011 had 52 weeks and ended on April 2, 2011. Fiscal year 2010 had 53 weeks, with the extra week occurring in the fourth quarter of the year, and ended on April 3, 2010.  Fiscal year 2009 had 52 weeks and ended on March 28, 2009.  Except as noted, financial results are for continuing operations; Altec Lansing, our former AEG segment, was sold effective December 1, 2009 and is reported as discontinued operations.

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

We ship a broad range of products to approximately 65 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and, while we primarily serve the contact center markets in those regions, we continue to expand into the office, mobile and entertainment, digital audio, and specialty telephone markets in those regions and additional international locations.

On December 1, 2009, we sold Altec Lansing, our AEG business segment.  We have classified the AEG operating results, including the loss on sale of AEG, as discontinued operations for all periods presented and we now operate as one segment.

Consolidated net revenues in fiscal 2011 were $683.6 million, which is an increase of 11.4% from fiscal 2010 net revenues of $613.8 million.  The year-over-year increase was driven by increased demand for headsets designed for Unified Communications ("UC") together with higher sales volumes of our Office and Contact Center ("OCC") products as a result of a stronger overall economic environment.

We had income from continuing operations, net of tax, of $109.2 million in fiscal 2011 as compared to $76.5 million in fiscal 2010, an increase of $32.8 million, due primarily to increased net revenues and higher margins due to a stronger overall product mix driven by increased OCC net revenues as OCC products generally have higher margins along with a full year effect of outsourcing our Bluetooth product manufacturing in the second quarter of fiscal 2010 offset in part by an increase in operating expenses as a result of our investment in UC.

UC is widely expected to increase the adoption and use of headsets in enterprise applications.  Headsets help to enable voice to be delivered naturally in the UC environment.  As UC is adopted by enterprises to reduce costs and improve collaboration, headsets are expected to be an important part of the UC environment.

In the Mobile market, particularly for consumer applications, margins are typically lower than for our enterprise applications due to the level of competition and pricing pressures.  Our strategy for improving the profitability of mobile consumer products is to differentiate our products from our competitors and to provide compelling solutions under our brand with regard to features, design, ease of use and performance.

Throughout fiscal 2011, we remained focused on our long-term strategy to invest in UC as a key long-term driver of revenue and profit growth, maintain profitability in our consumer Bluetooth products and earn a return on invested capital in excess of the cost of capital.  While staying focused on our long-term strategy, we continued to distribute capital to stockholders through repurchases of our common stock, and, subsequent to our fiscal year end, on May 2, 2011, our Board of Directors authorized the repurchase of up to 7,000,000 shares of our outstanding common stock.

Looking forward into fiscal 2012, we continue to believe that UC is a key long-term driver of revenue and profit growth.  In fiscal 2011, we introduced new products and generated $53 million in revenues from our UC product portfolio. We continue to focus on innovative product development, including the use of software and services as part of our products. Our investment also includes growing our sales force and increasing marketing and other support costs as we expand our key strategic partnerships to market UC products.  Our goal is to be the world leader in audio solutions for the UC market and we feel we are well positioned as we enter fiscal 2012 with a strong UC product portfolio.

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

(in thousands)	Fiscal Year Ended March 31,
	2011		2010		2009
Net revenues	$683,602	100.0%	$613,837	100.0%	$674,590	100.0%
Cost of revenues	321,846	47.1%	312,767	51.0%	382,659	56.7%
Gross profit	361,756	52.9%	301,070	49.0%	291,931	43.3%
Operating expense:
Research, development and engineering	63,183	9.2%	57,784	9.4%	63,840	9.5%
Selling, general and administrative	163,389	23.9%	143,784	23.4%	155,678	23.1%
Gain from litigation settlement	(5,100)	(0.7)%	—	—	—	—
Restructuring and other related charges	(428)	(0.1)%	1,867	0.3%	10,952	1.6%
Total operating expenses	221,044	32.3%	203,435	33.1%	230,470	34.2%
Operating income	140,712	20.6%	97,635	15.9%	61,461	9.1%
Interest and other income (expense), net	(56)	—	3,105	0.5%	(3,544)	(0.5)%
Income from continuing operations before income taxes	140,656	20.6%	100,740	16.4%	57,917	8.6%
Income tax expense from continuing operations	31,413	4.6%	24,287	4.0%	12,575	1.9%
Income from continuing operations, net of tax	109,243	16.0%	76,453	12.4%	45,342	6.7%
Discontinued operations:
Loss from operations of discontinued AEG segment (including loss on sale)	—	—	(30,468)	(5.0)%	(142,633)	(21.1)%
Income tax benefit on discontinued operations	—	—	(11,393)	(1.9)%	(32,392)	(4.8)%
Loss on discontinued operations	—	—	(19,075)	(3.1)%	(110,241)	(16.3)%
Net income (loss)	$109,243	16.0%	$57,378	9.3%	$(64,899)	(9.6)%

Net Revenues

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2011	March 31, 2010	Increase (Decrease)		March 31, 2010	March 31, 2009	Increase (Decrease)
Net revenues:
Office and Contact Center	$490,472	$404,397	$86,075	21.3%	$404,397	$429,669	$(25,272)	(5.9)%
Mobile	137,530	149,756	(12,226)	(8.2)%	149,756	187,419	(37,663)	(20.1)%
Gaming and Computer Audio	36,736	39,260	(2,524)	(6.4)%	39,260	34,052	5,208	15.3%
Clarity	18,864	20,424	(1,560)	(7.6)%	20,424	23,450	(3,026)	(12.9)%
Total net revenues	$683,602	$613,837	$69,765	11.4%	$613,837	$674,590	$(60,753)	(9.0)%

Our consolidated net revenues increased in fiscal 2011 as compared to fiscal 2010 driven by growth in OCC product revenues as a result of improved global economic conditions and growth in demand for UC.  While we experienced foreign exchange fluctuations in our net revenues during the first half of the fiscal year, the overall foreign exchange impact for the entire fiscal year was not material.
Our consolidated net revenues decreased in fiscal 2010 as compared to fiscal 2009 primarily in our Mobile and OCC product revenues as a result of global economic weakness due to the global recession especially in the first half of fiscal 2010 in comparison to the prior year. While we experienced foreign exchange fluctuations in our net revenues during the first half of fiscal 2010, the overall foreign exchange impact for the entire fiscal year was not material.

Net revenues may vary due to the timing of the introduction of new products, discounts and other incentives and channel mix.  In addition, we typically experience seasonality in our quarterly revenues which occurs in the third quarter of our fiscal year. Our OCC products represent our largest source of revenues while our Mobile products represent our largest unit volumes.

Primary fluctuations in the net revenues in fiscal 2011 compared to fiscal 2010 were as follows:

•	OCC product net revenues increased $86.1 million as a result of higher volumes due to improved global economic conditions and growth in demand for UC products.

•
Mobile net revenues decreased $12.2 million mostly due to overall weakness in the product category which resulted in a lower unit volume of sales. We believe we have maintained our share of the total global market, although gains achieved internationally were partially offset by a reduction in U.S. market share.

Primary fluctuations in the net revenues in fiscal 2010 compared to fiscal 2009 were as follows:

•
Mobile product net revenues decreased by $37.7 million due primarily to lower volumes as a result of the global recession along with the benefit realized in fiscal 2009 from Bluetooth headset revenues attributable to hands-free driving legislation enacted in the states of California and Washington in the U.S. in fiscal 2009.

•	OCC product net revenues decreased by $25.3 million as a result of lower volumes due to weakness in economic conditions as a result of the global recession.

•	Gaming and Computer Audio net revenues increased by $5.2 million due to higher sales of UC products and the overall strength of the product portfolio.

•
Clarity net revenues decreased by $3.0 million due primarily to lower purchases under state government programs as a result of the impact of the recession on state budgets and lower OEM sales in Europe.

Geographical Information

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2011	March 31, 2010	Increase (Decrease)		March 31, 2010	March 31, 2009	Increase (Decrease)
Net revenues:
United States	$400,292	$378,119	$22,173	5.9%	$378,119	$424,290	$(46,171)	(10.9)%
As a percentage of net revenues	58.6%	61.6%	(3.0)	ppt.	61.6%	62.9%	(1.3)	ppt.
Europe, Middle East and Africa	169,521	148,070	21,451	14.5%	148,070	162,697	(14,627)	(9.0)%
Asia Pacific	62,697	46,494	16,203	34.8%	46,494	41,846	4,648	11.1%
Americas, excluding United States	51,092	41,154	9,938	24.1%	41,154	45,757	(4,603)	(10.1)%
Total international net revenues	283,310	235,718	47,592	20.2%	235,718	250,300	(14,582)	(5.8)%
As a percentage of net revenues	41.4%	38.4%	3.0	ppt.	38.4%	37.1%	1.3	ppt.
Total consolidated net revenues	$683,602	$613,837	$69,765	11.4%	$613,837	$674,590	$(60,753)	(9.0)%

Consolidated U.S. net revenues, as a percentage of total net revenues, decreased by 3.0 percentage points to 59% in fiscal 2011 from 62% in fiscal 2010 mostly due to the weakness in the Mobile product category. Consolidated international net revenues, as a percentage of total net revenues, increased to 41% in fiscal 2011 from 38% in fiscal 2010. The increase in absolute dollars in the U.S. revenues was a result of increased OCC revenues due to improved global economic conditions and growth in demand for UC. The increase in absolute dollars in international revenues was also due to increased OCC revenues along with an increase in Mobile revenues as we gained market share in the overall region.

Consolidated U.S. net revenues, as a percentage of total net revenues, decreased by 1.0 percentage point to 62% in fiscal 2010 from 63% in fiscal 2009 due mostly to the Bluetooth product attributable to hands-free driving legislation enacted in the states of California and Washington in the U.S. in fiscal 2009. Accordingly, consolidated international net revenues, as a percentage of total net revenues, increased to 38% in fiscal 2010 from 37% in fiscal 2009. The decrease in absolute dollars in both the U.S. and international revenues was a result of the global economic recession.

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

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2011	March 31, 2010	Increase (Decrease)		March 31, 2010	March 31, 2009	Increase (Decrease)
Net revenues	$683,602	$613,837	$69,765	11.4%	$613,837	$674,590	$(60,753)	(9.0)%
Cost of revenues	321,846	312,767	9,079	2.9%	312,767	382,659	(69,892)	(18.3)%
Consolidated gross profit	$361,756	$301,070	$60,686	20.2%	$301,070	$291,931	$9,139	3.1%
Consolidated gross profit %	52.9%	49.0%	3.9	ppt.	49.0%	43.3%	5.7	ppt.

The increase in gross profit in fiscal 2011 compared to fiscal 2010 was due primarily to increased revenues of $69.8 million along with improved margins on these revenues.  As a percentage of net revenues, gross profit increased 3.9 percentage points due primarily to the following:

•
a 1.6 percentage point benefit from higher product margins driven mostly by a favorable product mix consisting of a higher proportion of OCC revenues which generally have a higher gross margin than other product categories;

•	a 1.3 percentage point benefit from improved Bluetooth product margins mostly related to continued lower costs as a result of the outsourcing of our manufacturing which began in July 2009; and

•
a 1.0 percentage point benefit from lower depreciation expenses as we incurred accelerated depreciation expenses in the prior fiscal year related to the closure of our Suzhou, China manufacturing facility in July 2009.

The increase in gross profit in fiscal 2010 compared to fiscal 2009, despite the decline in net revenues, was due to improved margins.  As a percentage of net revenues, gross profit increased 5.7 percentage points due primarily to the following:

•	a 2.2 percentage point benefit from lower requirements for excess and obsolete inventory and warranty provisions;

•	a 1.9 percentage point benefit from improved product margins on Bluetooth and OCC headsets mostly due to cost reductions;

•
a 1.2 percentage point benefit from higher product margins driven mostly by a favorable product mix consisting of a higher proportion of OCC revenues which generally have a higher gross margin than other product categories;

•
a 0.8 percentage point benefit from lower freight costs mostly due to fewer material receipts as a result of improved inventory management and reduced shipping rates as we experienced fuel surcharges in the prior year; and

•	a 0.4 percentage point benefit from lower manufacturing costs mostly due to cost reductions.

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

Research, Development and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation, and an allocation of overhead expenses, including IT, facilities, and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2011	March 31, 2010	Increase (Decrease)		March 31, 2010	March 31, 2009	Increase (Decrease)
Research, development and engineering	$63,183	$57,784	$5,399	9.3%	$57,784	$63,840	$(6,056)	(9.5)%
% of total consolidated net revenues	9.2%	9.4%	(0.2)	ppt.	9.4%	9.5%	(0.1)	ppt.

In fiscal 2011, compared to fiscal 2010, consolidated research, development and engineering expenses increased in absolute dollars but declined as a percentage of net revenues by 0.2 percentage points. The increase in absolute dollars of $5.4 million was due primarily to the following:

•	increased compensation costs of $2.6 million, primarily from higher performance-based compensation costs from higher profits, increased headcount, and annual merit increases; and

•	an increase of $2.0 million from higher project expenses mostly related to UC development.

Projects that we focused on during fiscal 2011 were:

•	UC products and software;

•	wireless office system products and technology;

•	Bluetooth products and technology; and

•	developing common architectures across multiple products and increasing the use of common components across product lines.

In fiscal 2010, compared to fiscal 2009, consolidated research, development, and engineering expenses decreased in absolute dollars and as a percentage of net revenues as a result of cost reduction efforts.  The decrease in absolute dollars was due primarily to the following:

•	lower compensation costs of $2.7 million as a result of reductions in our workforce; and

•
a decrease of $1.7 million of lower research and development project expenses as a result of efficiency improvements, including the benefit of lower project material and equipment expenses from outsourcing our Bluetooth headset manufacturing.

We anticipate that our consolidated research, development and engineering expenses in fiscal 2012 will increase slightly in comparison to fiscal 2011 as we continue to develop solutions for the UC market opportunity and to refresh and extend our product offerings for contact centers, traditional offices and mobile applications.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of compensation costs, marketing costs, professional service fees, travel expenses, litigation costs, bad debt expense, and allocations of overhead expenses, including facilities, human resources and IT costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2011	March 31, 2010	Increase (Decrease)		March 31, 2010	March 31, 2009	Increase (Decrease)
Selling, general and administrative	$163,389	$143,784	$19,605	13.6%	$143,784	$155,678	$(11,894)	(7.6)%
% of total consolidated net revenues	23.9%	23.4%	0.5	ppt.	23.4%	23.1%	0.3	ppt.

In fiscal 2011, compared to fiscal 2010, consolidated selling, general and administrative expenses increased due primarily to the following:

•	higher compensation expenses of $8.9 million as a result of higher performance-based compensation on higher revenues and profits, increased headcount, and annual merit increases;

•	an increase in marketing and sales promotions of $3.0 million in support of increased revenue opportunities;

•	an increase in travel-related expenses of $2.6 million mostly in support of increased revenue opportunities;

•	an increase in legal costs of $2.5 million mostly due to additional litigation that was settled favorably in fiscal 2011 and is discussed below in "Gain from Litigation Settlement"; and

•	an increase in external sales representative fees and commissions of $1.5 million associated with higher revenues.

These increases were offset in part by a decrease of $1.1 million in depreciation expenses due to assets being fully depreciated during fiscal 2010 and a majority of the current capital projects were not completed as of the end of fiscal 2011.

In fiscal 2010, compared to fiscal 2009, consolidated selling, general and administrative expenses decreased due primarily to the following:

•	a decrease in marketing and sales promotions of $6.2 million due to lower advertising, public relations, trade show, and market research expenses as a result of cost reduction and containment efforts;

•	a decrease in professional service fees of $4.4 million mostly due to lower external sales representative fees as a result of lower revenues, consulting costs, and recruiting costs;

•
a decrease of $1.8 million for provisions on doubtful accounts receivable due to higher expenses in fiscal 2009 as we experienced unexpected customer bankruptcies as a result of the global recession; and

•	a decrease of $1.8 million in travel and entertainment related expenses as a result of our cost reduction initiatives.

These decreases were offset in part by an increase of $1.4 million in legal fees mostly as a result of litigation activity related to cases where Plantronics is the plaintiff.

We anticipate that our consolidated selling, general and administrative expenses will increase slightly in fiscal 2012 in comparison to fiscal 2011 as we continue to invest in support of the growing UC market.

Gain from Litigation Settlement

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2011	March 31, 2010	Increase (Decrease)		March 31, 2010	March 31, 2009	Increase (Decrease)
Gain from Litigation Settlement	$(5,100)	$—	$(5,100)	100.0%	$—	$—	$—	—
% of total consolidated net revenues	(0.7)%	—	(0.7)	ppt.	—	—	—	ppt.

During the fourth quarter of fiscal 2011, we entered into a binding settlement agreement to dismiss litigation involving the alleged theft of our trade secrets by a competitor in mobile headsets, and in the same quarter, pursuant to the settlement agreement, we received a payment of $5.1 million in exchange for a full release and settlement of the claims.

Restructuring and Other Related Charges

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2011	March 31, 2010	Increase (Decrease)		March 31, 2010	March 31, 2009	Increase (Decrease)
Restructuring and other related charges	$(428)	$1,867	$(2,295)	(122.9)%	$1,867	$10,952	$(9,085)	(83.0)%
% of total consolidated net revenues	(0.1)%	0.3%	(0.4)	ppt.	0.3%	1.6%	(1.3)	ppt.

We announced various restructuring activities in fiscal 2009 in an effort to reduce our cost structure in light of the expected impact of the global economic recession on our business and revenues. These actions consisted of reductions in force throughout all of our geographies along with a plan to close our manufacturing operations in our Suzhou, China facility due to the decision to outsource the manufacturing of our Bluetooth products to a third party supplier in China. We exited the manufacturing portion of the facility in July 2009 at which time the remaining assets were classified as Assets held for sale on the Consolidated balance sheet. Approximately 1,500 employees from functions across the Company were notified of their termination under these actions and substantially all of these employees have been terminated as of March 31, 2011.

As a result of these restructuring actions, we recorded approximately $1.9 million and $11.0 million of Restructuring and other related charges during the years ended March 31, 2010 and 2009, respectively, consisting of severance and benefits along with facilities and equipment charges. In addition, during the year ended March 31, 2010, we recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues. There were no charges during the year ended March 31, 2011; however, in the third quarter of fiscal 2011, we completed the sale of our Suzhou facility, which was classified as Assets held for sale, resulting in an immaterial net gain which was recorded in Restructuring and other related charges.

As of March 31, 2011, we have recorded a total of $17.7 million of costs related to these actions, which includes $11.2 million of severance and benefits and $6.9 million in non-cash charges related to accelerated depreciation charges, the write-off of facilities and equipment and impairment loss on Assets held for sale, offset in part by a $0.4 million gain on the final sale of our Suzhou facility. All of these costs and the gain on sale were recorded in Restructuring and other related charges, with the exception of $5.2 million of accelerated depreciation which was recorded in Cost of revenues. All the costs related to these actions have been paid as of March 31, 2011.

Operating Income

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2011	March 31, 2010	Increase (Decrease)		March 31, 2010	March 31, 2009	Increase (Decrease)
Operating income	$140,712	$97,635	$43,077	44.1%	$97,635	$61,461	$36,174	58.9%
% of total consolidated net revenues	20.6%	15.9%	4.7	ppt.	15.9%	9.1%	6.8	ppt.

In fiscal 2011, we reported operating income of $140.7 million compared to $97.6 million in fiscal 2010 due to increased revenues and higher margins resulting mostly from a favorable product mix consisting of a greater proportion of OCC revenues which generally have higher gross margins than other product categories. In addition, we experienced improved Bluetooth margins resulting primarily from lower costs as a result of outsourcing our manufacturing facility in China which began in July 2009.

In fiscal 2010, we had an operating income of $97.6 million compared to $61.5 million in fiscal 2009 due to higher margins on lower revenues as a result of our fiscal 2009 restructuring actions in which we reduced our worldwide workforce and outsourced our Bluetooth manufacturing in China along with lower costs as a result of cost savings programs.

Operating margins may vary based on product mix shifts, product life cycles, and seasonality.  We believe our operating income will increase in fiscal 2012 due to growth in revenues driven primarily as a result of capitalizing on the UC opportunity as well as expected continued moderate economic growth.

Interest and Other Income (Expense), Net

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2011	March 31, 2010	Increase (Decrease)		March 31, 2010	March 31, 2009	Increase (Decrease)
Interest and other income (expense), net	$(56)	$3,105	$(3,161)	(101.8)%	$3,105	$(3,544)	$6,649	187.6%
% of total net revenues	—	0.5%	(0.5)	ppt.	0.5%	(0.5)%	1.0	ppt.

Interest and other income (expense), net in fiscal 2011 decreased from fiscal 2010 due primarily to greater foreign currency exchange gains in the prior year as a result of a weaker U.S. Dollar in fiscal 2010 than in fiscal 2011 in addition to penalties and interest recorded in fiscal 2011 related to the settlement of an indirect tax matter in Brazil. In addition, included in the prior year was income from a one-time government stimulus program in Mexico.

In comparison to fiscal 2009, interest and other income (expense), net in fiscal 2010 increased due primarily to foreign exchange gains in fiscal 2010 as compared to foreign currency losses in the prior year as a result of the strength of the U.S. Dollar, a stimulus grant received from the Mexican government and reimbursement from Altec Lansing for routine expenses incurred on their behalf under the Transition Service Agreement entered into in conjunction with the sale of the AEG business in December 2009.  These increases were offset in part by lower interest income as a result of declining interest rates despite higher average cash and investment balances in fiscal 2010.

Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2011	March 31, 2010	Increase (Decrease)		March 31, 2010	March 31, 2009	Increase (Decrease)
Income from continuing operations before income taxes	$140,656	$100,740	$39,916	39.6%	$100,740	$57,917	$42,823	73.9%
Income tax expense from continuing operations	31,413	24,287	7,126	29.3%	24,287	12,575	11,712	93.1%
Income from continuing operations, net of tax	$109,243	$76,453	$32,790	42.9%	$76,453	$45,342	$31,111	68.6%
Effective tax rate	22.3%	24.1%	(1.8)	ppt.	24.1%	21.7%	2.4	ppt.

In comparison to fiscal 2010, the decrease in the effective tax rate for fiscal 2011 was due primarily to the increased benefit from the U.S. federal research tax credit in fiscal 2011 as the credit was reinstated in December 2010 retroactively to January 1, 2010; therefore, the effective tax rate in fiscal 2011 includes the impact of credits earned in our fourth quarter of fiscal 2010.

In comparison to fiscal 2009, the increase in the effective tax rate for fiscal 2010 was due primarily to the incremental benefit associated with the release of a higher amount of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions in fiscal 2009. In addition, the effective tax rate for fiscal 2009 included the impact of credits earned in the fourth quarter of fiscal 2008 because the U.S. federal research tax credit was reinstated in October 2008 retroactively to January 1, 2008.

Our effective tax rate for fiscal years 2011, 2010 and 2009 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally or a change in estimate of future taxable income which could result in a valuation allowance being required.

As of March 31, 2011, we had $10.5 million of unrecognized tax benefits compared to $11.2 million as of March 31, 2010 and $11.1 million as of March 31, 2009. The unrecognized tax benefits as of the end of fiscal 2011 would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2011 and 2010, we had approximately $1.7 million of accrued interest related to uncertain tax positions, compared to $1.6 million as of March 31, 2009. No penalties have been accrued.

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

We are subject to taxation in various foreign and state jurisdictions as well as in the U.S. We are no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2008. We are under examination by the California Franchise Tax Board for our 2007 and 2008 tax years. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2006, except for the United Kingdom which has been concluded for tax years prior to fiscal 2009.

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

The results from discontinued operations in fiscal 2010 include a loss of $0.6 million on sale of Altec Lansing which is calculated as follows (in thousands):

Proceeds received upon close	$11,075
Escrow payments received to date	2,065
Remaining escrow payments to be received (subsequently received in fiscal 2011)	1,625
Payment to purchaser for adjustment for final value of net assets under APA	(3,956)
Total estimated proceeds	10,809
Book value of net assets sold	(11,057)
Costs incurred upon closing	(363)
Loss on sale of AEG	$(611)

There was no income or loss from discontinued operations for the year ended March 31, 2011. The results from discontinued operations for the years ended March 31, 2010 and 2009 are as follows:

(in thousands)	Year Ended March 31,
	2010	2009
Net revenues	$64,916	$91,029
Cost of revenues	(53,127)	(86,932)
Operating expenses	(16,433)	(28,144)
Impairment of goodwill and long-lived assets	(25,194)	(117,464)
Restructuring and other related charges	(19)	(1,122)
Loss on sale of AEG	(611)	—
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	(30,468)	(142,633)
Tax benefit from discontinued operations	(11,393)	(32,392)
Loss on discontinued operations, net of tax	$(19,075)	$(110,241)

FINANCIAL CONDITION

The table below provides selected consolidated cash flow information for the periods indicated:

(in thousands)	March 31, 2011	March 31, 2010	March 31, 2009
Cash provided by operating activities	$158,232	$143,729	$99,150

Capital expenditures and other assets	$(18,567)	$(6,262)	$(23,682)
Cash (used for purchases) provided by maturities and sales of investments, net	(161,935)	64,760	(59,896)
Proceeds received from sale of AEG segment	1,625	9,121	—
Cash provided by other investing activities	8,966	277	406
Cash provided by (used for) investing activities	$(169,911)	$67,896	$(83,172)

Repurchase of common stock including taxes paid related to net share settlement on equity awards	$(105,716)	$(49,652)	$(17,817)
Proceeds from issuance of common stock	50,109	32,581	6,899
Payment of cash dividends	(9,703)	(9,781)	(9,787)
Cash provided by other financing activities	9,939	5,870	5,790
Cash used for financing activities	$(55,371)	$(20,982)	$(14,915)

Cash Flows from Operating Activities

Cash flows from operating activities in fiscal 2011 were $158.2 million and consisted of our net income of $109.2 million, non-cash charges of $29.1 million and working capital sources of cash of $19.9 million. Non-cash charges consisted primarily of $16.3 million of depreciation and amortization, $15.9 million of stock-based compensation and a $6.2 million income tax benefit associated with stock option exercises, offset in part by $5.7 million in excess tax benefits from stock-based compensation expense and a $5.2 million benefit from deferred income taxes. Working capital sources of cash consisted primarily of a decrease in inventory of $13.0 million as we continued to improve the management of our inventory levels, increases in accounts payable and accrued liabilities of $10.2 million and $9.9 million, respectively, due to timing of payments along with a benefit from income taxes of $4.2 million. Working capital uses of cash consisted primarily of an increase in accounts receivable of $15.1 million due to higher revenues in the fourth quarter of fiscal 2011 than in the prior year quarter. Inventory turns increased to 5.8 as of March 31, 2011 from 4.2 as of March 31, 2010 as a result of our lower inventory balances on higher cost of revenues in the fourth quarter of fiscal 2011 compared to the same period in fiscal 2010. Days Sales Outstanding ("DSO") increased to 54 days as of March 31, 2011 from 49 days as of March 31, 2010 as a result of a higher accounts receivable balance due to timing of revenues earned during the fourth quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. While our accounts receivable balance has increased since March 31, 2010, we have improved the quality of our aging of the balance as of March 31, 2011.

Cash flows from operating activities in fiscal 2010 were $143.7 million and consisted of our net income of $57.4 million, non-cash charges of $54.3 million and working capital sources of cash of $32.0 million.  Non-cash charges consisted primarily of $25.2 million related to the AEG impairment charge on long-lived assets recorded in discontinued operations, $18.1 million of depreciation and amortization, $14.6 million of stock-based compensation, and non-cash restructuring charges of $6.3 million offset in part by a $12.5 million benefit from deferred income taxes.  Working capital sources of cash consisted primarily of a decrease in inventory of $27.6 million as we continued to improve the management of our inventory levels, income tax refunds received along with decreases in other assets.  Working capital uses of cash consisted primarily of decreases in accounts payable and accrued liabilities from reduced spending during the fiscal year as a result of the sale of Altec Lansing in December 2009.  Inventory turns, which is calculated using Cost of revenues from continuing operations only and consolidated inventory balances, increased to 4.2 as of March 31, 2010 from 3.1 as of March 31, 2009 as a result of our lower inventory balances on higher revenues in the fourth quarter of fiscal 2010 compared to the same period in fiscal 2009.  Accounts receivable remained relatively flat from fiscal 2009 to fiscal 2010; however, DSO, which is calculated using Net revenues from continuing operations only and consolidated accounts receivable balances, decreased to 49 days as of March 31, 2010 from 59 days as of March 31, 2009 as a result of collections of the accounts receivable related to our AEG business which were retained by us upon the sale of Altec Lansing on December 1, 2009.

Cash flows from operating activities in fiscal 2009 were $99.2 million and consisted of our net loss of $64.9 million offset by non-cash charges of $147.6 million and working capital sources of cash of $16.4 million.  Non-cash charges consisted primarily of $117.5 million related to the AEG impairment of goodwill and long-lived assets recorded in discontinued operations, $25.8 million of depreciation and amortization, $15.7 million of stock-based compensation, $11.4 million of provisions for excess and obsolete inventory, and $2.7 million of provisions for sales allowances and doubtful accounts offset in part by a $26.9 million benefit from deferred income taxes.  Working capital sources of cash consisted primarily of a decrease in accounts receivable of $50.7 million due to cash collections and lower revenues.  DSO, which is calculated using Net revenues from continuing operations only and consolidated accounts receivable balances, as of March 31, 2009 was 59 days compared to 64 as of March 31, 2008.  Working capital uses of cash consisted primarily of decreases in accounts payable and accrued liabilities as we reduced our spending during the fiscal year, decreases in gross inventory as we improved management of our inventory levels, and increases in other assets.  Inventory turns, which is calculated using Cost of revenues from continuing operations only and consolidated inventory balances, decreased slightly to 3.1 as of March 31, 2009 from 3.2 as of March 31, 2008 as a result of our higher inventory balances and lower revenues.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels and timing of payments.

Cash Flows from Investing Activities

In fiscal 2011, net cash flows used for investing activities were $169.9 million, consisting primarily of $256.3 million and $48.9 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $18.6 million. These uses of cash were offset in part by net proceeds of $142.5 million from sales and maturities of short-term investments, $9.1 million from the sale of our Suzhou facility classified as Assets held for sale and $1.6 million in net proceeds from release of the escrow from the sale of Altec Lansing, our AEG segment. Capital expenditures during fiscal 2011 related primarily to building and leasehold improvements including the installation of an expanded solar energy system in our headquarters in Santa Cruz, California, tooling and various IT projects and equipment.

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

We anticipate our capital expenditures in fiscal 2012 to be in the range of $18.0 million to $20.0 million consisting primarily of building and leasehold improvements both in our U.S. and Europe offices, IT related expenditures and tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Cash Flows from Financing Activities

Net cash flows used for financing activities in fiscal 2011 were $55.4 million and consisted of $105.7 million used for the repurchase of common stock and $9.7 million in dividend payments, which were partially offset by $50.1 million in proceeds from the exercise of employee stock options, $4.2 million in proceeds from the sale of treasury stock issued for purchases under our Employee Stock Purchase Plan (“ESPP”) and $5.7 million of excess tax benefits from stock-based compensation.

Net cash flows used for financing activities in fiscal 2010 were $21.0 million and consisted of $49.7 million related to repurchases of common stock and $9.8 million in dividend payments, which were partially offset by $32.6 million in proceeds from the exercise of employee stock options, $3.6 million in proceeds from the sale of treasury stock issued for purchases under our ESPP and $2.2 million of excess tax benefits from stock-based compensation.

Net cash flows used for financing activities in fiscal 2009 were $14.9 million and consisted of $17.8 million related to repurchases of common stock and $9.8 million in dividend payments, which were partially offset by $6.9 million in proceeds from the exercise of employee stock options and $5.2 million in proceeds from the sale of treasury stock issued for purchases under our ESPP.

On May 3, 2011, we announced that our Board of Directors had declared a cash dividend of $0.05 per share of our common stock, payable on June 10, 2011 to stockholders of record on May 20, 2011.  We expect to continue our quarterly dividend of $0.05 per common share. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Audit Committee of the Board of Directors of Plantronics each quarter after its review of our financial condition and financial performance.

Liquidity and Capital Resources

Our primary discretionary cash requirements historically have been to repurchase stock.  At March 31, 2011, we had working capital of $524.1 million, including $430.0 million of cash, cash equivalents and short-term investments, compared with working capital of $500.0 million, including $369.2 million of cash, cash equivalents and short-term investments at March 31, 2010.  The increase in working capital from March 31, 2010 to March 31, 2011 is a result of our cash generated from operating activities during fiscal 2011 which is mostly a result of our net income of $109.2 million.  As of March 31, 2011, of our $430.0 million of cash, cash equivalents and short-term investment portfolio, $143.0 million is held in the U.S. while $287.0 million is held internationally and would be subject to U.S. tax if we repatriate back to the U.S.

From time to time, we repurchase shares of our common stock in the open market in accordance with repurchase plans approved by our Board of Directors. During the years ended March 31, 2011, 2010 and 2009, we repurchased 3,315,000, 1,935,100 and 1,007,500 shares, respectively, of our common stock in the open market as part of these publicly announced repurchase programs for a total cost of $105.5 million, $49.7 million and $17.8 million, respectively. As of March 31, 2011, there were a total of 660,900 remaining shares authorized for repurchase, all of which are under our plan approved by the Board of Directors on March 1, 2011.

On December 7, 2010, December 2, 2009 and January 13, 2009, we retired 4.0 million shares, 2.0 million shares and 16.0 million shares of treasury stock, respectively, which were returned to the status of authorized but unissued shares.  These were non-cash equity transactions in which the cost of the reacquired shares was recorded as a reduction to both Retained earnings and Treasury stock.

Our cash and cash equivalents as of March 31, 2011 consist of U.S. Treasury Bills or Treasury-Backed funds and bank deposits with third party financial institutions.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or there are other adverse conditions in the financial markets.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits, upon repatriation.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  As of March 31, 2011, our investments are composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, U.S. Corporate Bonds and Certificates of Deposit ("CDs").

We enter into foreign currency forward-exchange contracts, which typically mature in one month intervals, to hedge our exposure to foreign currency fluctuations of Euro, Great Britain Pound and Australian Dollar denominated cash balances, receivables and payables.  We record in the Consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Consolidated statement of operations.  Gains and losses associated with currency rate changes on contracts are recorded within Interest and other income (expense), net, offsetting transaction gains and losses on the related assets and liabilities. Please see Item 7A Quantitative and Qualitative Disclosures About Market Risk for additional information.

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great Britain Pound with put and call option contracts used as collars.  We also hedge a portion of the forecasted expenditures in Mexican Pesos with a cross-currency swap.  At each reporting period, we record the net fair value of our unrealized option contracts in the Consolidated balance sheet with related unrealized gains and losses as a component of Accumulated other comprehensive income, a separate element of Stockholders’ equity.  Gains and losses associated with realized option contracts and swap contracts are recorded within Net revenues and Cost of revenues, respectively. Please see Item 7A Quantitative and Qualitative Disclosures About Market Risk for additional information.

Our liquidity, capital resources, and results of operations in any period could be affected by the exercise of outstanding stock options, restricted stock grants to employees, and the issuance of common stock under our employee stock purchase plan.  Further, the resulting increase in the number of outstanding shares could affect our per share earnings; however, we cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised at all.  On May 2, 2011, subsequent to the end of our fiscal year, the Board of Directors authorized the repurchase of up to 7,000,000 shares of our outstanding common stock.  As part of this authorization, on May 9, 2011, we entered into two separate Master Confirmation and Supplemental Confirmations with Goldman, Sachs & Co. to repurchase an aggregate of $100 million of our common stock under an accelerated share repurchase program.

Subsequent to our fiscal year end, we entered into a Credit Agreement with Wells Fargo Bank, National Association which provides for a $100 million unsecured revolving credit facility.   If requested by us and agreed to by the Bank, the Bank may increase its commitment thereunder by up to $100 million, for a total facility size of up to $200 million.  At the closing of the Credit Agreement, we did not draw any funds under the facility.

We believe that our current cash and cash equivalents, short-term investments, and cash provided by operations along with the availability of funds under our $100 million Credit Agreement will be sufficient to fund operations for at least the next twelve months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations that we were reasonably likely to incur as of March 31, 2011 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$13,912	$4,340	$7,367	$2,118	$87
Unconditional purchase obligations	40,841	40,841	—	—	—
Total contractual cash obligations	$54,753	$45,181	$7,367	$2,118	$87

As of March 31, 2011, the unrecognized tax benefits and related interest under the Income Tax Topic of the FASB ASC were $10.5 million and $1.7 million, respectively which is included in Long-term income taxes payable in our Consolidated balance sheet.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits which is not included in the table above.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon Plantronics’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we base estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  Actual results may differ from those estimates under different assumptions or conditions.

We believe our most critical accounting policies and estimates include the following:

•	Revenue Recognition

•	Inventory and Related Reserves

•	Product Warranty Obligations

•	Fair Value

•	Income Taxes

•	Goodwill and Intangibles

Revenue Recognition

Our revenue is derived primarily from the sale of headsets, telephone headset systems and accessories for the business and consumer markets. We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the sales price is fixed or determinable and collection is reasonably assured. These criteria are usually met at the time of product shipment; however, we defer revenue when any significant obligations remain. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Product is considered delivered once it has been shipped and title and risk of loss have been transferred to the customer. We assess whether a price is fixed or determinable based upon the selling terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based on a customer's credit quality as well as subjective factors and trends including historical experience, the age of any existing accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer's ability to pay.

For multiple-element arrangements, we allocate revenue to each element based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence ("VSOE") of selling price, if it exists, or third-party evidence ("TPE") of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use the estimated selling price ("ESP") for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element. We regularly review our basis for establishing VSOE, TPE and ESP. We do not expect a material impact in the near term from changes in VSOE, TPE or ESP.

Product Returns
We record reductions to revenue for expected future product returns based on historical return rates and other relevant factors such as assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates. Such estimates may need to be revised and could have an adverse impact on revenues if product lives vary significantly from management estimates, a particular sales channel experiences a higher than estimated return rate, or sell-through rates are slower causing inventory build-up.

Customer Programs
We record reductions to revenue for estimated commitments related to cooperative advertising, marketing development funds, volume rebates and special pricing programs. These estimated commitments are based on actual expenses incurred during the period, estimates for what is due to resellers for estimated credits earned during the period, any adjustments for credits based on actual activity, and estimates for any increased promotional programs or decreased pricing on inventory in the channel. If the actual payments exceed management's estimates, this could result in an adverse impact on our revenues.

Inventory and Related Reserves

Inventories are valued at the lower of cost or market.  Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.  Costs such as idle facility expense, double freight, and re-handling costs are accounted for as current-period charges.  Fixed production overhead is allocated to the costs of conversion based on the normal capacity of the production facilities.  All shipping and handling costs incurred in connection with the sale of products are included in the Cost of revenues.

Our products require long-lead time parts available from a limited number of vendors and, occasionally, last-time buys of raw materials for products with long lifecycles. The effects of demand variability, long-lead times and last-time buys have historically contributed to inventory write-downs.  Our demand forecast considers projected future shipments, market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment and other competitive factors.  If the demand forecast is greater than actual demand and we believe we can no longer sell our inventory above cost or at all, we write that inventory down to market value or write-off the excess or obsolete inventory. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements; however, failure to accurately forecast demand or manage our supply chain accordingly could result in the write down of additional inventory which would negatively impact our gross profit.

Once inventory is written down, subsequent changes in facts and circumstances do not result in the restoration to the original cost or an increase in the new, lower-cost basis.

Product Warranty Obligations

We provide for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product.  The contractual terms vary depending upon the geographic region in which the customer is located, the type of product sold, and other conditions, which affect or limit the customer’s rights to return product under warranty.  Where specific warranty return rights are given to customers, we accrue for the estimated cost of those warranties at the time revenue is recognized.  Generally, warranties start at the delivery date to the customer or end user and continue for one or two years.  Where specific warranty return rights are not given to the customers but where the customers are granted limited rights of return or discounts in lieu of warranty, we record these rights of return or discounts as adjustments to revenue.  Factors that affect the warranty obligation include sales terms, which obligate us to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures.  We assess the adequacy of the recorded warranty obligation quarterly and make adjustments to the obligation based on actual experience and changes in estimated future return rates.  If our estimates are less than the actual costs of providing warranty related services, we could be required to record additional warranty reserves, which would have a negative impact on our gross profit.

Fair Value

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As the basis for considering such assumptions, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our marketable securities and foreign currency contracts.

Our cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using inputs such as quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include cash, money market funds and U.S. Treasury Bills. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include Government Agency Securities, Commercial Paper, U.S. Corporate Bonds and CDs. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. Our counterparties are large money center banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources. These contracts are typically classified within Level 2 of the fair value hierarchy.

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

Goodwill and Intangibles

Goodwill and intangible assets with indefinite lives are not amortized.  At least annually, in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist, management performs a review to determine if the carrying values of goodwill and indefinite lived intangible assets are impaired.

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  The identification and measurement of goodwill impairment involves the estimation of fair value at our reporting unit level.  We determine our reporting units by assessing whether discrete financial information is available and if segment management regularly reviews the results of that component. Such impairment tests for goodwill include comparing the fair value of the reporting unit with its carrying value, including goodwill.  The estimate of the fair value of the reporting unit is based on the best information available as of the date of the assessment which primarily incorporate management assumptions about expected future cash flows, discount rates, overall market growth and our percentage of that market and growth rates in terminal values, estimated costs and other factors, which utilize historical data, internal estimates, and, in some cases, outside data.  If the carrying value of the reporting unit exceeds management’s estimate of fair value, goodwill may become impaired, and we may be required to record an impairment charge, which would negatively impact our operating results.

The fair value measurement of purchased intangible assets with indefinite lives involves the estimation of the fair value which is based on management assumptions about expected future cash flows, discount rates, growth rates, estimated costs and other factors which utilize historical data, internal estimates, and, in some cases, outside data.  If the carrying value of the indefinite lived intangible asset exceeds management’s estimate of fair value, the asset may become impaired, and we may be required to record an impairment charge which would negatively impact our operating results.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets.  Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Such conditions may include an economic downturn or a change in the assessment of future operations.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.  When testing long-lived assets for recoverability, we also review depreciation and/or amortization estimates and methods to assess whether the assets' remaining useful lives are still appropriate or should be revised.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including VSOE, TPE, or ESP.

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)-Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product's essential functionality, from the scope of ASC 605-985, Software-Revenue Recognition.

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

Recently Issued Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRSs”). ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB's intent about the application of existing fair value measurements. ASU  2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, we will adopt ASU 2011-04 in our fourth quarter of fiscal 2012. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

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

INTEREST RATE AND MARKET RISK

We had cash and cash equivalents totaling $284.4 million at March 31, 2011 compared to $350.0 million at March 31, 2010.  We had short-term investments totaling $145.6 million as of March 31, 2011 compared to $19.2 million at March 31, 2010.  We had long-term investments of $39.3 million as of March 31, 2011 and no long-term investments as of March 31, 2010.  Cash equivalents have a remaining maturity of three months or less at the date of purchase; short-term securities have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year; and long-term investments have effective maturities greater than one year, or we do not currently have the ability to liquidate the investment.  As of March 31, 2010, all of our ARS portfolio was held in our name at one major financial institution and was concentrated primarily in student loans.  The ARS were classified as short-term trading securities due to management’s intent to exercise the put option with UBS and the expectation that the ARS would be sold within twelve months. The ARS were sold at par value at the end of June 2010. As of March 31, 2011, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, U.S. Corporate Bonds and CDs.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. A portion of our cash is managed by external managers within the guidelines of our investment policy. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be high credit quality, primarily rated A or A2, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. We recognized no material realized or unrealized net gains or losses during the years ended March 31, 2011 and 2010.

Interest rates declined in the year ended March 31, 2011 compared to the prior year. During the year ended March 31, 2011, we generated no significant interest income from our portfolio of cash equivalents and investments. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to currency fluctuations, primarily in the Euro ("EUR"), Great Britain Pound ("GBP"), Australian Dollar ("AUD") and the Mexican Peso ("MX$"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP and AUD denominated cash balances, receivables, and payables, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MX$ denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business.

We experienced immaterial net foreign currency gains in the year ended March 31, 2011. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP and AUD denominated cash, receivables and payables balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of March 31, 2011 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell Euro	$25.5	$2.6	$(2.6)
GBP	Sell GBP	6.4	0.6	(0.6)
AUD	Sell AUD	$3.5	$0.4	$(0.4)
Net position		$35.4	$3.6	$(3.6)

Cash Flow Hedges

Approximately 41%, 38% and 37% of net revenue from continuing operations in fiscal 2011, 2010 and 2009, respectively, was derived from sales outside of the U.S., which were denominated predominantly in EUR and GBP in each of the fiscal years.

As of March 31, 2011, we had foreign currency call option contracts with notional amounts of approximately €52.7 million and £14.5 million denominated in EUR and GBP, respectively. As of March 31, 2011, we also had foreign currency put option contracts with notional amounts of approximately €52.7 million and £14.5 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could incur a gain of $6.3 million or a loss of $7.9 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of March 31, 2011(in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$(96.0)	$3.5	$(7.1)
Put options	89.2	2.8	(0.8)
Net position	$(6.8)	$6.3	$(7.9)

Collectively, our swap contracts hedge against a portion of our forecasted MS$ denominated expenditures. As of March 31, 2011, we had cross currency swap contracts with notional amounts of approximately MX$343.9 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of March 31, 2011 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$27.9	$(2.6)	$3.1

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at April 2, 2011 and April 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 31, 2011

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$284,375	$349,961
Short-term investments	145,581	19,231
Accounts receivable, net	103,289	88,328
Inventory, net	56,473	70,518
Deferred income taxes	11,349	10,911
Other current assets	16,653	21,782
Assets held for sale	—	8,861
Total current assets	617,720	569,592
Long-term investments	39,332	—
Property, plant and equipment, net	70,622	65,700
Intangibles, net	856	3,449
Goodwill	14,005	14,005
Other assets	2,112	2,605
Total assets	$744,647	$655,351
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,995	$23,779
Accrued liabilities	59,607	45,837
Total current liabilities	93,602	69,616
Deferred tax liability	3,526	551
Long-term income taxes payable	11,524	12,926
Other long-term liabilities	1,143	924
Total liabilities	109,795	84,017
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 50,043 shares and 51,449 shares issued at 2011 and 2010, respectively	720	695
Additional paid-in capital	499,027	428,407
Accumulated other comprehensive income	1,473	6,272
Retained earnings	192,468	195,293
Total stockholders' equity before treasury stock	693,688	630,667
Less: Treasury stock (common: 1,728 and 2,579 shares at 2011 and 2010, respectively) at cost	(58,836)	(59,333)
Total stockholders' equity	634,852	571,334
Total liabilities and stockholders' equity	$744,647	$655,351

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2011	2010	2009
Net revenues	$683,602	$613,837	$674,590
Cost of revenues	321,846	312,767	382,659
Gross profit	361,756	301,070	291,931
Operating expenses:
Research, development and engineering	63,183	57,784	63,840
Selling, general and administrative	163,389	143,784	155,678
Gain from litigation settlement	(5,100)	—	—
Restructuring and other related charges	(428)	1,867	10,952
Total operating expenses	221,044	203,435	230,470
Operating income	140,712	97,635	61,461
Interest and other income (expense), net	(56)	3,105	(3,544)
Income from continuing operations before income taxes	140,656	100,740	57,917
Income tax expense from continuing operations	31,413	24,287	12,575
Income from continuing operations, net of tax	109,243	76,453	45,342
Discontinued operations:
Loss from operations of discontinued AEG segment (including loss on sale)	—	(30,468)	(142,633)
Income tax benefit on discontinued operations	—	(11,393)	(32,392)
Loss on discontinued operations, net of tax	—	(19,075)	(110,241)
Net income (loss)	$109,243	$57,378	$(64,899)

Earnings (loss) per common share:
Basic
Continuing operations	$2.29	$1.58	$0.93
Discontinued operations	$—	$(0.39)	$(2.27)
Net income (loss)	$2.29	$1.18	$(1.34)
Diluted
Continuing operations	$2.21	$1.55	$0.93
Discontinued operations	$—	$(0.39)	$(2.25)
Net income (loss)	$2.21	$1.16	$(1.33)

Shares used in basic per share calculations	47,713	48,504	48,589
Shares used in diluted per share calculations	49,344	49,331	48,947

Cash dividends declared per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$109,243	$57,378	$(64,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,275	18,144	25,822
Stock-based compensation	15,873	14,577	15,742
Provision for (benefit from) doubtful accounts and sales allowances	(8)	(243)	2,698
Provision for excess and obsolete inventories	1,099	418	11,364
Benefit from deferred income taxes	(5,165)	(12,449)	(26,853)
Income tax benefit associated with stock option exercises	6,195	3,669	1,025
Excess tax benefit from stock-based compensation	(5,747)	(2,247)	(592)
Amortization of premium (accretion of purchase discounts) on investments, net	578	—	—
Impairment of goodwill and long-lived assets	—	25,194	117,464
Non-cash restructuring charges	—	6,261	581
Loss on sale of discontinued operations	—	611	—
Other operating activities	(5)	384	358
Changes in assets and liabilities:
Accounts receivable, net	(15,086)	388	50,706
Inventory, net	12,962	27,620	(5,358)
Current and other assets	(2,280)	2,868	(6,935)
Accounts payable	10,216	(9,048)	(15,069)
Accrued liabilities	9,873	(1,001)	(6,701)
Income taxes	4,209	11,205	(203)
Cash provided by operating activities	158,232	143,729	99,150
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	28,034	4,000	—
Proceeds from maturities of short-term investments	114,495	145,000	30,000
Purchase of short-term investments	(256,258)	(84,990)	(89,896)
Proceeds from sales of long-term investments	664	750	—
Purchase of long-term investments	(48,870)	—	—
Capital expenditures and other assets	(18,567)	(6,262)	(23,682)
Proceeds from sale of property, plant and equipment and assets held for sale	9,066	277	—
Proceeds received from sale of AEG segment	1,625	9,121	—
Other investing activities	(100)	—	406
Cash provided by (used for) investing activities	(169,911)	67,896	(83,172)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock including taxes paid related to net share settlement on equity awards	(105,716)	(49,652)	(17,817)
Proceeds from sale of treasury stock	4,192	3,623	5,198
Proceeds from issuance of common stock	50,109	32,581	6,899
Payment of cash dividends	(9,703)	(9,781)	(9,787)
Excess tax benefit from stock-based compensation	5,747	2,247	592
Cash used for financing activities	(55,371)	(20,982)	(14,915)
Effect of exchange rate changes on cash and cash equivalents	1,464	1,125	(5,961)
Net increase (decrease) in cash and cash equivalents	(65,586)	191,768	(4,898)
Cash and cash equivalents at beginning of year	349,961	158,193	163,091
Cash and cash equivalents at end of year	$284,375	$349,961	$158,193
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$29,180	$11,663	$12,519

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Equity
Balances at March 31, 2008	48,944	$673	$369,655	$(3,581)	$608,849	$(396,976)	$578,620
Net loss	—	—	—	—	(64,899)	—	(64,899)
Foreign currency translation adjustments	—	—	—	(2,606)	—	—	(2,606)
Unrealized gain on hedges, net of tax	—	—	—	12,179	—	—	12,179
Unrealized gain on long-term investments, net of tax	—	—	—	2,863	—	—	2,863
Comprehensive loss							(52,463)
Exercise of stock options	359	4	6,894	—	—	—	6,898
Issuance of restricted common stock	187	1	—	—	—	—	1
Repurchase of restricted common stock	(20)	—	—	—	—	—	—
Cash dividends declared	—	—	—	—	(9,787)	—	(9,787)
Stock-based compensation	—	—	15,742	—	—	—	15,742
Income tax benefit associated with stock options	—	—	(1,025)	—	—	—	(1,025)
Repurchase of common stock	(1,007)	—	—	—	—	(17,817)	(17,817)
Sale of treasury stock	429	—	(5,042)	—	—	10,240	5,198
Retirement of treasury stock	—	—	—	—	(330,227)	330,227	—
Balances at March 31, 2009	48,892	678	386,224	8,855	203,936	(74,326)	525,367
Net income	—	—	—	—	57,378	—	57,378
Foreign currency translation adjustments	—	—	—	1,047	—	—	1,047
Unrealized loss on hedges, net of tax	—	—	—	(3,630)	—	—	(3,630)
Comprehensive income							54,795
Exercise of stock options	1,493	15	32,564	—	—	—	32,579
Issuance of restricted common stock	154	2	—	—	—	—	2
Repurchase of restricted common stock	(18)	—	—	—	—	—	—
Cash dividends declared	—	—	—	—	(9,781)	—	(9,781)
Stock-based compensation	—	—	14,877	—	—	—	14,877
Income tax benefit associated with stock options	—	—	(476)	—	—	—	(476)
Repurchase of common stock	(1,935)	—	—	—	—	(49,652)	(49,652)
Sale of treasury stock	284	—	(4,782)	—	—	8,405	3,623
Retirement of treasury stock	—	—	—	—	(56,240)	56,240	—
Balances at March 31, 2010	48,870	695	428,407	6,272	195,293	(59,333)	571,334
Net income	—	—	—	—	109,243	—	109,243
Foreign currency translation adjustments	—	—	—	1,613	—	—	1,613
Unrealized loss on hedges, net of tax	—	—	—	(6,419)	—	—	(6,419)
Unrealized gain on investments, net of tax	—	—	—	7	—	—	7
Comprehensive income							104,444
Exercise of stock options	2,196	22	50,084	—	—	—	50,106
Issuance of restricted common stock	424	3	—	—	—	—	3
Repurchase of restricted common stock	(26)	—	—	—	—	—	—
Cash dividends declared	—	—	—	—	(9,703)	—	(9,703)
Stock-based compensation	—	—	15,873	—	—	—	15,873
Income tax benefit associated with stock options	—	—	4,319	—	—	—	4,319
Repurchase of common stock including taxes paid related to net share settlement on equity awards	(3,321)	—	—	—	—	(105,716)	(105,716)
Sale of treasury stock	172	—	344	—	—	3,848	4,192
Retirement of treasury stock	—	—	—	—	(102,365)	102,365	—
Balances at March 31, 2011	48,315	$720	$499,027	$1,473	$192,468	$(58,836)	$634,852

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Plantronics, Inc. (“Plantronics” or “the Company”) is a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand. In addition, the Company manufactures and markets, under the Clarity brand, specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs.

Founded in 1961, Plantronics is incorporated in the state of Delaware and trades on the New York Stock Exchange under the ticker symbol “PLT”.

2.    SIGNIFICANT ACCOUNTING POLICIES

Management's Use of Estimates and Assumptions

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  These estimates are based on information available as of the date of the financial statements.  Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Reclassifications

Certain financial statement reclassifications have been made to previously reported amounts to conform to the current year's presentation.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March.  Fiscal 2011 ended on April 2, 2011 and consists of 52 weeks, fiscal 2010 ended on April 3, 2010 and consists of 53 weeks, and fiscal 2009 ended on March 28, 2009 and consists of 52 weeks.  For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31.

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

Investments

The goals of the Company's investment policy, in order of priority, are preservation of capital, maintenance of liquidity and maximization of after-tax investment income.  Investments are limited to investment grade securities with limitations by policy on the percent of the total portfolio invested in any one issue.  All of the Company's investments are held in its name at a limited number of major financial institutions.   Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year and long-term investments have effective maturities greater than one year or the Company does not currently have the ability to liquidate the investment.

Investments are carried at fair value based upon quoted market prices at the end of the reporting period where available.  As of March 31, 2011, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income in Stockholders’ equity.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in Interest and other income (expense), net.

The Company reviews its investments for impairment on a quarterly basis.  For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. (See Note 5)

Derivatives

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged.  For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Accumulated other comprehensive income in Stockholders’ equity and subsequently reclassified into earnings when the hedged exposure affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.  For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change.  The Company does not hold or issue derivative financial instruments for speculative trading purposes.  Plantronics enters into derivatives only with counterparties that are among the largest United States ("U.S.") banks, ranked by assets, in order to minimize its credit risk and to date, no such counterparty has failed to meet its financial obligations under such contracts.  (See Note 14)

Provision for Doubtful Accounts

The Company maintains a provision for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Plantronics regularly performs credit evaluations of its new and existing customers’ financial conditions and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  The provision for doubtful accounts is reviewed quarterly and adjusted, if necessary, based on management’s assessment of a customer’s ability to pay.  If the financial condition of customers should deteriorate, additional provisions may be required which could have an adverse impact on operating expenses.

Inventory and Related Reserves

Inventories are valued at the lower of cost or market.  Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.  Costs such as idle facility expense, double freight, and re-handling costs are accounted for as current-period charges.  Fixed production overhead is allocated to the costs of conversion based on the normal capacity of the production facilities.  All shipping and handling costs incurred in connection with the sale of products are included in the Cost of revenues.

The Company's products require long-lead time parts available from a limited number of vendors and occasionally, last-time buys of raw materials for products with long lifecycles. The effects of demand variability, long-lead times and last-time buys have historically contributed to inventory write-downs.  The Company's demand forecast considers projected future shipments, market conditions, inventory on hand, purchase commitments, product development plans and product life expectancy, inventory on consignment and other competitive factors.  If the demand forecast is greater than actual demand and the Company believes it can no longer sell the inventory above cost or at all, management writes that inventory down to market value or writes-off the excess or obsolete inventory. The Company routinely reviews inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements; however, failure to accurately forecast demand or manage the supply chain accordingly could result in the write down of additional inventory which would negatively impact the Company's gross profit.

Once inventory is written down, subsequent changes in facts and circumstances do not result in restoration to the original cost basis or an increase in the new, lower-cost basis.

Product Warranty Obligations

The Company provides for product warranties in accordance with the underlying contractual terms given to the customer or end user of the product.  The contractual terms vary depending upon the geographic region in which the customer is located, the type of product sold, and other conditions, which affect or limit the customer’s rights to return product under warranty.  Where specific warranty return rights are given to customers, management accrues for the estimated cost of those warranties at the time revenue is recognized.  Generally, warranties start at the delivery date to the customer or end user and continue for one or two years.  Where specific warranty return rights are not given to the customers but where the customers are granted limited rights of return or discounts in lieu of warranty, management records these rights of return or discounts as adjustments to revenue.  Factors that affect the warranty obligation include sales terms, which obligate the Company to provide warranty, product failure rates, estimated return rates, material usage, and service delivery costs incurred in correcting product failures.  Management assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on the actual experience and changes in estimated future return rates.  If the Company’s estimates are less than the actual costs of providing warranty related services, the Company could be required to record additional warranty reserves, which would have a negative impact on its gross profit.

Goodwill and Intangibles

Goodwill and intangible assets with indefinite lives are not amortized.  At least annually, in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist, management performs a review to determine if the carrying values of goodwill and indefinite lived intangible assets are impaired.

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level.  The Company determines its reporting units by assessing whether discrete financial information is available and if segment management regularly reviews the results of that component. Such impairment tests for goodwill include comparing the fair value of the reporting unit with its carrying value, including goodwill.  The estimate of the fair value of the reporting unit is based on the best information available as of the date of the assessment which primarily incorporate management assumptions about expected future cash flows, discount rates, overall market growth and the reporting unit’s percentage of that market and growth rates in terminal values, estimated costs and other factors, which utilize historical data, internal estimates, and, in some cases, outside data.  If the carrying value of the reporting unit exceeds management’s estimate of fair value, goodwill may become impaired, and the Company may be required to record an impairment charge, which would negatively impact its operating results.  (See Note 8)

The fair value measurement of purchased intangible assets with indefinite lives involves the estimation of the fair value which is based on management assumptions about expected future cash flows, discount rates, growth rates, estimated costs and other factors which utilize historical data, internal estimates, and, in some cases, outside data.  If the carrying value of the indefinite lived intangible asset exceeds management’s estimate of fair value, the asset may become impaired, and the Company may be required to record an impairment charge which would negatively impact its operating results.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets.   Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Such conditions may include an economic downturn or a change in the assessment of future operations.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.  When testing long-lived assets for recoverability, the Company also reviews depreciation and/or amortization estimates and methods to assess whether the assets' remaining useful lives are still appropriate or should be revised. (See Note 9)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is principally calculated using the straight-line method over the estimated useful lives of the respective assets, which range from five to thirty years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term. Costs associated with internal-use software are recorded in accordance with the Intangibles - Goodwill and Other Topic of the Accounting Standards Codification ("ASC").  Capitalized software costs are amortized on a straight-line basis over the estimated useful life.

Revenue Recognition

The Company's revenue is derived primarily from the sale of headsets, telephone headset systems and accessories for the business and consumer markets. The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the sales price is fixed or determinable and collection is reasonably assured. These criteria are usually met at the time of product shipment; however, the Company defers revenue when any significant obligations remain. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Product is considered delivered once it has been shipped and title and risk of loss have been transferred to the customer. The Company assesses whether a price is fixed or determinable based upon the selling terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based on a customer's credit quality as well as subjective factors and trends including historical experience, the age of any existing accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer's ability to pay.

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance, tangible products containing software components and non-software components that function together to deliver the product's essential functionality. In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

i.	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

ii.
require an entity to allocate revenue in an arrangement using estimated selling prices ("ESP") of deliverables if a vendor does not have vendor-specific objective evidence of selling price ("VSOE") or third-party evidence of selling price ("TPE"); and

iii.	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
The Company elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2011 on a prospective basis for applicable transactions originating or materially modified after April 3, 2010. Implementation of these Accounting Standards Updates ("ASUs") did not have a material impact on reported net revenues as compared to net revenues under previous guidance as the Company does not typically enter into multiple-element arrangements. In addition, the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had no material impact on the amount and timing of reported net revenues.

For multiple-element arrangements, the Company allocates revenue to each element based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element. The Company regularly reviews its basis for establishing VSOE, TPE and ESP. The Company does not expect a material impact in the near term from changes in VSOE, TPE or ESP.

Product Returns
The Company records reductions to revenue for expected future product returns based on historical return rates and other relevant factors such as assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates. Such estimates may need to be revised and could have an adverse impact on revenues if product lives vary significantly from management estimates, a particular sales channel experiences a higher than estimated return rate, or sell-through rates are slower causing inventory build-up.

Customer Programs
The Company records reductions to revenue for estimated commitments related to cooperative advertising, marketing development funds, volume rebates and special pricing programs. These estimated commitments are based on actual expenses incurred during the period, estimates for what is due to resellers for estimated credits earned during the period , any adjustments for credits based on actual activity, and estimates for any increased promotional programs or decreased pricing on inventory in the channel. If the actual payments exceed management's estimates, this could result in an adverse impact on the Company's revenues.

Advertising Costs

The Company expenses all advertising costs as incurred.  Consolidated advertising expense included in both continuing and discontinued operations for the years ended March 31, 2011, 2010 and 2009 was $2.4 million, $4.6 million and $6.9 million, respectively.

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

The Company accounts for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  (See Note 16)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, less common stock subject to repurchase.  Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period.  Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options, the vesting of awards of restricted stock and the estimated shares to be purchased under the Company’s employee stock purchase plan, which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.  (See Note 17)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (expense).  Other comprehensive income (loss) refers to income, expenses, gains, and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss).  Accumulated other comprehensive income, as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated as cash flow hedges, net of tax, and unrealized gains and losses related to the Company’s investments, net of tax.

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

The functional currency of the Company’s European finance, sales and logistics headquarters in the Netherlands, sales office and warehouse in Japan, manufacturing facilities in Tijuana, Mexico and logistic and research and development facilities in China, is the U.S. Dollar.  For these foreign operations, assets and liabilities denominated in foreign currencies are re-measured at the period-end or historical rates, as appropriate.  Revenues and expenses are re-measured at average monthly rates which the Company believes to be a fair approximation of actual rates.  Currency transaction gains and losses are recognized in current operations.  (See Note 14)

Stock-Based Compensation Expense

The Company applies the provisions of the Compensation – Stock Compensation Topic of the FASB ASC which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values. (See Note 12)

Treasury Shares

From time to time, the Company repurchases shares of its common stock in the open market in accordance with repurchase plans approved by the Board of Directors.  The cost of reacquired shares of treasury stock which are returned to the status of authorized but unissued shares are recorded as a deduction to both Retained earnings and Treasury stock. (See Note 12)

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, and trade receivables.

Plantronics’ investment policies for cash limit investments to those that are low risk and also limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.  As of March 31, 2011, the Company's investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, U.S. Corporate Bonds and Certificates of Deposit ("CDs"). As of March 31, 2010, the Company’s short-term investments consisted of Auction Rate Securities ("ARS") which were sold at par value at the end of June 2010.

Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets.  Plantronics performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.  The Company maintains a provision for doubtful accounts based upon expected collectibility of all accounts receivable.

Certain inventory components that meet the Company’s requirements are available only from a limited number of suppliers.  The rapid rate of technological change and the necessity of developing and manufacturing products with short lifecycles may intensify these risks.  The inability to obtain components as required, or to develop alternative sources, as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including VSOE, TPE, or ESP.

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)-Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product's essential functionality, from the scope of ASC 605-985, Software-Revenue Recognition.

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

Recently Issued Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRSs”). ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB's intent about the application of existing fair value measurements. ASU  2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company will adopt ASU 2011-04 in its fourth quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

4.    DISCONTINUED OPERATIONS

The Company entered into an Asset Purchase Agreement on October 2, 2009, a First Amendment to the Asset Purchase Agreement on November 30, 2009, a Side Letter to the Asset Purchase Agreement on January 8, 2010, and a second Side Letter to the Asset Purchase Agreement on February 15, 2010 (collectively, the “APA”) to sell Altec Lansing, its AEG segment ("AEG"), which was completed effective December 1, 2009.  AEG was engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  All of the revenues in the AEG segment were derived from sales of Altec Lansing products.  All operations of AEG have been classified as discontinued operations in the Consolidated statement of operations for all periods presented.

Pursuant to the APA, the Company received approximately $11.1 million upon closing of the transaction. In addition, the Company originally recorded $5.1 million in contingent escrow assets, which consisted primarily of amounts for (1) potential customer short payments on accounts receivable for sales related reserves that were sold to the Purchaser, (2) potential indemnification obligations, and (3) potential adjustments related to the final valuation of net assets sold in comparison to the target net asset value. In the fourth quarter of fiscal 2010, the Company received $2.1 million of the escrow and released $1.4 million of the escrow for potential customer short payments as this was not utilized. In the third quarter of fiscal 2011, the Company received the remaining escrow amounts totaling $1.6 million.

Under the terms of the APA, the Company sold the following net assets, valued at their book value (in thousands):

Inventory, net	$17,702
Sales related reserves included in Accounts receivable, net	(4,724)
Property, plant and equipment, net	1,012
Warranty obligation accrual	(383)
Accrual for inventory claims at manufacturers	(657)
Adjustment for final assets transferred	(1,893)
Total net assets sold	$11,057

The Company retained all existing AEG related accounts receivable, accounts payable and certain other liabilities as of the close date.

The Company recorded a loss of $0.6 million in fiscal 2010 on the sale of Altec Lansing which was calculated as follows (in thousands):

Proceeds received upon close	$11,075
Escrow payments received to date	2,065
Remaining escrow payments to be received (subsequently received in fiscal 2011)	1,625
Payment to purchaser for adjustment for final value of net assets under APA	(3,956)
Total estimated proceeds	10,809
Book value of net assets sold	(11,057)
Costs incurred upon closing	(363)
Loss on sale of AEG	$(611)

There was no income or loss from discontinued operations for the year ended March 31, 2011. The results from discontinued operations for the years ended March 31, 2010 and 2009 were as follows:

(in thousands)	Years Ended March 31,
	2010	2009
Net revenues	$64,916	$91,029
Cost of revenues	(53,127)	(86,932)
Operating expenses	(16,433)	(28,144)
Impairment of goodwill and long-lived assets	(25,194)	(117,464)
Restructuring and other related charges	(19)	(1,122)
Loss on sale of AEG	(611)	—
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	(30,468)	(142,633)
Tax benefit from discontinued operations	(11,393)	(32,392)
Loss on discontinued operations, net of tax	$(19,075)	$(110,241)

5.    CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table presents the Company's cash, cash equivalents and investments as of March 31, 2011 and 2010:

(in thousands)	March 31, 2011					March 31, 2010
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$136,804	$—		$—	$136,804	$69,918	$—	$—	$69,918
Cash equivalents	147,573	1		(3)	147,571	280,043	—	—	280,043
Total Cash and cash equivalents	$284,377	$1		$(3)	$284,375	$349,961	$—	$—	$349,961
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$98,845	$17		$(1)	$98,861	$—	$—	$—	$—
Commercial Paper, U.S. Corporate Bonds and Certificates of Deposit ("CDs")	46,703	18		(1)	46,720	—	—	—	—
Auction Rate Securities	—	—		—	—	19,231	—	—	19,231
Total Short-term investments	$145,548	$35	—	$(2)	$145,581	$19,231	$—	$—	$19,231

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$17,387	$4		$—	$17,391	$—	$—	$—	$—
U.S. Corporate Bonds and CDs	21,965	11		(35)	21,941	—	—	—	—
Total Long-term investments	$39,352	$15		$(35)	$39,332	$—	$—	$—	$—

Total cash, cash equivalents and investments	$469,277	$51		$(40)	$469,288	$369,192	$—	$—	$369,192

As of March 31, 2011, the Company's investments are classified as available-for-sale securities. As of March 31, 2010, the Company's short-term investments consisted of auction rate securities (“ARS”), classified as trading securities and the Company had no long-term investments.

The Company reviews its investments for impairment quarterly. Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the years ended March 31, 2011 and 2010.

The following table summarizes the amortized cost and fair value of the Company's cash equivalents, short-term investments and long-term investments, classified by effective maturity as of March 31, 2011 and 2010:

(in thousands)	March 31, 2011		March 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$293,121	$293,152	$299,274	$299,274
Due in 1 to 5 years	39,352	39,332	—	—
Total	$332,473	$332,484	$299,274	$299,274

6.    FAIR VALUE MEASUREMENTS
The following table represents the Company's fair value hierarchy for its financial assets and liabilities as of March 31, 2011 and 2010:

March 31, 2011 (in thousands)	Level 1	Level 2	Level 3	Total

Cash	$136,804	$—	$—	$136,804
U.S. Treasury Bills, Government Agency Securities and Money Market Accounts	192,703	43,543	—	236,246
Commercial Paper, U.S. Corporate Bonds and CDs	—	96,238	—	96,238
Derivative assets	—	360	—	360
Total assets measured at fair value	$329,507	$140,141	$—	$469,648

Derivative liabilities	$600	$4,174	$—	$4,774

March 31, 2010 (in thousands)	Level 1	Level 2	Level 3	Total

Cash	$69,918	$—	$—	$69,918
U.S. Treasury Bills and Money Market Accounts	280,043	—	—	280,043
Derivative assets	232	2,845	—	3,077
Auction rate securities - trading securities	—	—	19,231	19,231
Derivative - UBS Rights Agreement	—	—	3,985	3,985
Total assets measured at fair value	$350,193	$2,845	$23,216	$376,254

Derivative liabilities	$29	$74	$—	$103

Level 1 financial assets consist of cash, money market funds, U.S. Treasury Bills, and derivative foreign currency forward contracts that are traded in an active market with sufficient volume and frequency of transactions. Level 1 financial liabilities consist of derivative contracts that have closed but have not settled. The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, U.S. Corporate Bonds, CDs, and derivative foreign currency call and put option contracts. Fair value is determined using inputs that are observable, either directly or indirectly, such as quoted market prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations, such as the Black Scholes valuation model, in which all significant inputs are observable or can be derived principally from or corroborated with observable market data covering substantially the full term of the assets or liabilities. During the year ended March 31, 2011, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

The Company had no Level 3 financial assets or liabilities as of March 31, 2011. Level 3 financial assets as of March 31, 2010 consisted of ARS, composed primarily of interest bearing state sponsored student loan revenue bonds guaranteed by the Department of Education. The Company exercised its option under the UBS Rights Agreement and sold all of the remaining ARS to UBS at par value in June 2010.

The following table provides a summary of changes in fair value of the Company's Level 3 financial assets for fiscal 2011 and 2010:

	Year ended March 31,
(in thousands)	2011	2010

Balance at beginning of period	$23,216	$28,060
Unrealized gain on ARS included in Interest and other income (expense), net	34	68
Proceeds from sales of ARS	(23,250)	(4,750)
Distributions received from Reserve Primary Fund	—	(162)
Balance at end of period	$—	$23,216

7.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,
(in thousands)	2011	2010
Accounts receivable	$125,137	$118,199
Provisions for returns	(10,437)	(13,812)
Provisions for promotions, rebates and other	(10,460)	(13,780)
Provisions for doubtful accounts and sales allowances	(951)	(2,279)
Accounts receivable, net	$103,289	$88,328

Inventory, net:

	March 31,
(in thousands)	2011	2010
Purchased parts	$15,315	$13,287
Work in process	2,558	2,791
Finished goods	38,600	54,440
Inventory, net	$56,473	$70,518

If forecasted revenue and gross margin rates are not achieved, it is possible that the Company may have increased requirements for inventory provisions.

Assets held for sale:

	March 31,
(in thousands)	2011	2010
Land rights	$—	$514
Buildings and improvements	—	8,227
Machinery and equipment	—	120
Assets held for sale	$—	$8,861

In the fourth quarter of fiscal 2009, the Company decided to close its Suzhou, China manufacturing operations and outsource the manufacturing of its Bluetooth products to an existing supplier in China. In July 2009, the Company stopped all manufacturing processes in the Suzhou location. As a result, the building and related fixed assets were transferred, at the lower of their carrying value or fair value less the costs to sell, to Assets held for sale in the Consolidated balance sheet. The fair value of the building was based on a current appraisal value adjusted for expected selling costs. The assets held for sale were measured at fair value using unobservable inputs and, therefore, were a Level 3 fair value measure.

In July 2010, the Company entered into a binding contract for the sale of the building and related assets, which approximated the carrying value of the Assets held for sale. During the third quarter of fiscal 2011, the Company sold the Assets held for sale resulting in a net gain of $0.4 million which is recorded in Restructuring and other related charges in the Consolidated statements of operations for the year ended March 31, 2011. As of March 31, 2011, the Company had no remaining Assets held for sale.

Property, plant and equipment, net:

	March 31,
(in thousands)	2011	2010
Land	$5,867	$5,867
Buildings and improvements (useful life: 7-30 years)	55,256	54,437
Machinery and equipment (useful life: 5-10 years)	87,001	89,505
Software (useful life: 5 years)	27,096	25,642
Construction in progress	8,556	836
	183,776	176,287
Accumulated depreciation and amortization	(113,154)	(110,587)
Property, plant and equipment, net	$70,622	$65,700

Consolidated depreciation and amortization expense, including both continuing and discontinued operations, for fiscal 2011, 2010 and 2009 was $13.7 million, $16.4 million and $19.6 million, respectively. In addition, the Company incurred $5.2 million of accelerated depreciation in fiscal 2010 related to Assets held for Sale on its Suzhou China facilities which was included in Restructuring and other related charges on the Consolidated statement of earnings.

Unamortized capitalized software costs were $7.4 million and $7.3 million at March 31, 2011 and 2010, respectively.  The consolidated amounts amortized to expense in both continuing and discontinued operations were $3.1 million, $3.0 million, and $3.1 million in fiscal 2011, 2010 and 2009, respectively.

 Accrued liabilities:

	March 31,
(in thousands)	2011	2010
Employee compensation and benefits	$27,478	$21,987
Warranty accrual	11,016	11,006
Accrued advertising and sales and marketing	2,873	3,036
Accrued other	18,240	9,808
Accrued liabilities	$59,607	$45,837

Changes in the warranty obligation, which are included as a component of Accrued liabilities in the Consolidated balance sheets, are as follows:

	Year ended March 31,
(in thousands)	2011	2010
Warranty obligation at beginning of period	$11,006	$12,424
Warranty provision relating to products shipped during the year	14,769	14,482
Deductions for warranty claims processed	(14,759)	(15,517)
Warranty provision transferred with sale of AEG	—	(383)
Warranty obligation at end of period	$11,016	$11,006

8.    GOODWILL

The Company has reported goodwill of $14.0 million as of March 31, 2011 and 2010 and there were no changes in the carrying value during the fiscal years then ended.

In fiscal 2011 and 2010, for purposes of the annual goodwill impairment test, the Company determined there to be no reporting units below its operating segment; therefore, the annual goodwill impairment analysis was performed at the segment level in both of these years.

In the fourth quarter of fiscal 2011, the Company performed the annual impairment test of its goodwill. The Company determined that its assets and liabilities did not change significantly from the most recent fair value determination, which was performed in the fourth quarter of fiscal 2010 and is described below; the most recent fair value determination resulted in an amount that exceeded the carrying amount of the Company by a substantial margin; and, based on an analysis of events that have occurred and circumstances that have changed since the fourth quarter of fiscal 2010, the likelihood that a current fair value determination would be less than the current carrying amount of the Company is remote. As a result of this determination, the Company concluded it was appropriate to carry forward the fair value from the most recent valuation performed in the fourth quarter of fiscal 2010 and found no indicators of impairment of its recorded goodwill.

In the fourth quarter of fiscal 2010, the Company performed the annual impairment test of its goodwill.  The fair value of the Company was determined using an equal weighting of the income approach and the market comparable approach.  For the income approach, the Company made the following assumptions:  the current economic downturn would recover in fiscal 2011 and 2012 followed by growth in line with industry estimated revenues.  Gross margin trends were consistent with historical trends.  A 3% growth factor was used to calculate the terminal value after fiscal year 2018, consistent with the rate used in the prior year.  The discount rate was 14% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  For the market comparable approach, the Company reviewed comparable companies in the industry.  Revenue multiples were determined for these companies and an average multiple based on prior twelve months revenue of these companies of 0.5 was then applied to the unit revenue.  A 10% control premium was added to determine the value on the marketable controlling interest basis.  Cash and short-term investments were then added back to arrive at an indicated value on a marketable, controlling interest basis.  Based on this review, the fair value substantially exceeded the carrying value, and, therefore, there was no impairment related to the remaining goodwill.

During the fiscal year ended March 31, 2009, the Company reported two segments; the Audio Communications Group segment ("ACG") and the AEG segment, which were also deemed reporting units for purposes of the goodwill impairment test. The fair value of the AEG reporting unit was determined using an equal weighting of the income approach and the underlying asset approach.  For the income approach, the Company made the following assumptions: the current economic downturn would continue through fiscal 2010, followed by a recovery period in fiscal 2011 and 2012 with slightly better than historical growth, and then growth in line with industry norms for each of the major product lines (Docking Audio and PC Audio).  Gross margin assumptions reflected improved margins as the revenue was estimated to grow.  A 5% growth factor was used to calculate the terminal value of the reporting unit, consistent with the rate used in the prior year.  The discount rate was adjusted from 14% used in the prior year to 15% reflecting the current volatility of the stock prices of public companies within the consumer electronics industry.  For the underlying asset approach, the asset and liability balances were adjusted to their fair value equivalents.  The fair value of the equity of the business was then indicated by the sum of the fair value of the assets less the fair value of the liabilities.  Based on this review, the Company determined that the goodwill related to the AEG reporting unit was impaired requiring the Company to perform step two, in which the fair value of the AEG reporting unit was allocated to all of the assets and liabilities of the AEG reporting unit, including any unrecognized intangible assets, to determine the implied fair value of the goodwill.  As a result, the Company recognized a goodwill impairment charge of $54.7 million, which is included in discontinued operations in the Consolidated statement of operations and represented 100% of the goodwill of the Company's AEG reporting unit. There was no tax benefit associated with this impairment charge. There was no impairment related to the Company's ACG reporting unit.

9.    INTANGIBLES

The following tables present the carrying value of acquired intangible assets with remaining net book values as of March 31, 2011 and 2010:

As of March 31, 2011 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life
Technology	$3,000	$(2,812)	$188	3-8 years
Customer relationships	1,705	(1,044)	661	3-8 years
OEM relationships	27	(20)	7	7 years
Total	$4,732	$(3,876)	$856

As of March 31, 2010 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life
Technology	$6,500	$(4,064)	$2,436	3-10 years
Patents	720	(660)	60	7 years
Customer relationships	1,705	(765)	940	3-8 years
OEM relationships	27	(14)	13	7 years
Total	$8,952	$(5,503)	$3,449

The consolidated aggregate amortization expense in both continuing and discontinued operations relating to intangible assets for fiscal 2011, 2010 and 2009 was $2.6 million, $1.8 million and $6.2 million, respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the amount that the carrying value of the asset exceeds its fair value based on the discounted future cash flows.  When testing long-lived assets for recoverability, the Company also reviews depreciation and/or amortization estimates and methods to assess whether the remaining useful lives are still appropriate or should be revised.

During the fourth quarter of fiscal 2011, the Company finalized a long-term product development strategy and in doing so, evaluated the extent to which acquired technology would be used in future products. As part of this analysis, the Company elected to abandon certain of its acquired technology and therefore, recorded $1.4 million in accelerated amortization expense in the fourth quarter of fiscal 2011 to reflect the revised estimate of the asset's useful life.

The Company tests its indefinite lived intangible assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  As of March 31, 2011, the Company had no indefinite lived intangible assets other than goodwill, which is discussed in Note 8; however, the Company had previously reported indefinite lived intangible assets for which impairment charges were recorded in prior years presented in the Consolidated statements of operations and these are discussed below.

During the third quarter of fiscal 2009, the Company considered the effect of the current economic environment and determined that sufficient indicators existed requiring it to perform an interim impairment review of the Company's two reporting segments, ACG and AEG.  The indicators consisted primarily of (1) a decline in revenue and operating margins during the current quarter and the projected future operating results, (2) deteriorating industry and economic trends, and (3) the decline in the Company's stock price for a sustained period.

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

The estimated future amortization expense for each fiscal year subsequent to fiscal 2011 is as follows:

Fiscal Year Ending March 31,	(in thousands)
2012	$472
2013	280
2014	104
Thereafter	—
Total estimated amortization expense	$856

10.    RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below applying the guidance of either the Exit or Disposal Cost Obligations Topic and the Compensation - Nonretirement Postemployment Benefits Topic of the FASB ASC.

The Company announced various restructuring activities in fiscal 2009 in an effort to reduce its cost structure in light of the expected impact of the global economic recession on the Company's business and revenues. These actions consisted of reductions in force throughout all of the Company's geographies along with a plan to close its manufacturing operations in its Suzhou, China facility due to the decision to outsource the manufacturing of Bluetooth products to a third party supplier in China. The Company exited the manufacturing portion of the facility in July 2009 at which time the remaining assets were classified as Assets held for sale on the Consolidated balance sheet. Approximately 1,500 employees from functions across the Company were notified of their termination under these actions and substantially all of these employees have been terminated as of March 31, 2011.

As a result of these restructuring actions, the Company recorded approximately $1.9 million and $11.0 million of Restructuring and other related charges during the years ended March 31, 2010 and 2009, respectively, consisting of severance and benefits along with facilities and equipment charges. In addition, during the year ended March 31, 2010, the Company recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations which is included in Cost of revenues. There were no charges during the year ended March 31, 2011; however, in the third quarter of fiscal 2011, the Company completed the sale of its Suzhou facility, which was classified as Assets held for sale, resulting in an immaterial net gain which was recorded in Restructuring and other related charges.

As of March 31, 2011, the Company has recorded a total of $17.7 million of costs related to these actions, which includes $11.2 million of severance and benefits and $6.9 million in non-cash charges related to accelerated depreciation charges, the write-off of facilities and equipment and impairment loss on Assets held for sale, offset in part by a $0.4 million net gain on the final sale of the Suzhou facility. All of these costs and the gain on sale were recorded in Restructuring and other related charges, with the exception of $5.2 million of accelerated depreciation which was recorded in Cost of revenues. All the costs related to these actions have been paid as of March 31, 2011.

11.    COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS.  The Company leases certain equipment and facilities under operating leases expiring in various years through fiscal 2017.  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2011 are as follows:

Fiscal Year Ending March 31,	(in thousands)

2012	$4,340
2013	3,936
2014	3,431
2015	1,407
2016	711
Thereafter	87
Total minimum future rental payments	$13,912
Total consolidated rent expense for operating leases included in both continuing and discontinued operations was approximately $5.6 million, $6.0 million, and $6.9 million in fiscal 2011, 2010 and 2009, respectively.

EXISTENCE OF RENEWAL OPTIONS. Certain operating leases provide for renewal options for periods from one to three years.  In the normal course of business, operating leases are generally renewed or replaced by other leases.

INDEMNIFICATIONS.  Under the terms of the Asset Purchase Agreement, dated October 2, 2009, a First Amendment to the Asset Purchase Agreement, dated November 30, 2009, a Side Letter to the Asset Purchase Agreement, dated January 8, 2010, and a second Side Letter to the Asset Purchase Agreement, dated February 15, 2010 (collectively, the “Purchase Agreement”) to sell Altec Lansing, the Company’s AEG segment, the Company made representations and warranties to the purchaser about the condition of AEG, including matters relating to intellectual property, employee matters and environmental laws.  No indemnification costs have been recorded as of March 31, 2011 or March 31, 2010.

OTHER GUARANTEES AND OBLIGATIONS. As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, Plantronics’ standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products.  From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events relating to the sale and use of its products and services.  In addition, Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  In the Company’s experience, claims made under these indemnifications are rare and the associated estimated fair value of the liability is not material.

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

12.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	March 31,
(in thousands)	2011	2010
Accumulated unrealized gain (loss) on cash flow hedges, net of tax of $100 and $100, respectively	$(3,715)	$2,705
Accumulated foreign currency translation adjustments	5,181	3,567
Accumulated unrealized gain on investments, net of tax	7	—
Accumulated other comprehensive income	$1,473	$6,272
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

From time to time, the Board of Directors authorizes plans under which the Company may repurchase shares of its common stock in the open market, depending on the market conditions.

During fiscal 2009, the Company repurchased in the open market 1,007,500 shares of its common stock which were remaining under the 1,000,000 repurchase plans each authorized by the Board of Directors on January 25, 2008 and November 10, 2008. The total cost of these repurchases was $17.8 million with an average price of $17.68 per share.

During fiscal 2010, the Company repurchased in the open market 1,935,100 shares of its common stock which were under repurchase plans authorized by the Board of Directors on the following dates: November 10, 2008, November 27, 2009 and March 1, 2010 for 1,000,000 each. The total cost of these repurchases was $49.7 million with an average price of $25.66 per share.

During fiscal 2011, the Company repurchased in the open market 3,315,000 shares of its common stock which were under repurchase plans authorized by the Board of Directors on the following dates: March 1, 2010, June 4, 2010, August 27, 2010 and March 1, 2011 for 1,000,000 each. The total cost of these repurchases was $105.5 million with an average price of $31.83 per share. As of March 31, 2011 there were 660,900 remaining shares authorized for repurchase.

On May 2, 2011, subsequent to the end of the Company's fiscal year, the Board of Directors authorized the repurchase of up to 7,000,000 shares of the Company's outstanding common stock. As part of this authorization, on May 9, 2011, the Company entered into two separate Master Confirmation and Supplemental Confirmations with Goldman, Sachs & Co. to repurchase an aggregate of $100 million of the Company's common stock under an accelerated share repurchase program. (See Note 19)

Primarily through employee benefit plans, we reissued 171,730 treasury shares for proceeds of $3.8 million and 284,090 treasury shares for proceeds of $3.6 million during the years ended March 31, 2011 and 2010, respectively.

On December 7, 2010, December 2, 2009 and January 13, 2009, the Company retired 4.0 million shares, 2.0 million shares and 16.0 million shares of treasury stock, respectively, which were returned to the status of authorized but unissued shares.  These were non-cash equity transactions in which the cost of the reacquired shares was recorded as a reduction to both Retained earnings and Treasury stock.

In fiscal 2011 and 2010, the Company paid quarterly cash dividends of $0.05 per share resulting in total dividends of $9.7 million and $9.8 million, respectively.  Subsequent to fiscal 2011, on May 3, 2011, the Company announced that the Board of Directors had declared the Company’s twenty-eighth quarterly cash dividend of $0.05 per share of the Company’s common stock, payable on June 10, 2011 to stockholders of record on May 20, 2011.

Stock Plans

Stock options granted subsequent to September 2007 generally vest over a three-year period. Options granted from September 2004 to September 2007 generally vested over a four-year period and those options granted prior to September 2004 generally vested over a five-year period. Restricted stock grants generally have vesting periods over three or four years, depending on the size of the grant. The Management Equity Committee is authorized to make option and restricted stock grants to employees who are not senior executives pursuant to guidelines approved by the Compensation Committee and subject to quarterly reporting to the Compensation Committee. The Company currently grants options and restricted stock from only the 2003 Stock Plan.  The Company settles stock option exercises and releases of vested restricted stock with newly issued common shares.

2003 Stock Plan

In June 2003, the Board of Directors and stockholders approved the Plantronics Inc. Parent Corporation 2003 Stock Plan (the "2003 Stock Plan"). The 2003 Stock Plan, which has a term of 10 years (unless amended or terminated earlier by the Board of Directors) and is due to expire in September 2013, provides for incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted stock units.  As of March 31, 2011, there have been 10,200,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) cumulatively reserved since inception under the 2003 Stock Plan for issuance to employees, directors and consultants of Plantronics.

Under the 2003 Stock Plan, all stock options may not be granted at less than 100% of the estimated fair market value of the Company's common stock at the date of grant. Incentive stock options may not be granted at less than 100% of the estimated fair market value of the Company's common stock at the date of grant, as determined by the Board of Directors, and the option term may not exceed 7 years. Incentive stock options granted to a 10% stockholder may not be granted at less than 110% of the estimated fair market value of the common stock at the date of grant and the option term may not exceed five years.

Awards of restricted stock and restricted stock units with a per share or per unit purchase price lower than 100% of fair market value on the grant date will be counted against the total number of shares issuable under the Plan as 2.5 shares for every 1 share subject thereto. No participant shall receive restricted stock awards in any fiscal year having an aggregate initial value greater than $1,000,000, and no participant shall receive restricted stock units in any fiscal year having an aggregate initial value greater than $1,000,000.

At March 31, 2011, options to purchase 4,018,912 shares of common stock and unvested restricted stock of 687,884 were outstanding, and there were 1,473,497 shares available for future grant under the 2003 Stock Plan which takes into account the 2.5 ratio for grants of restricted stock as noted above.

1993 Stock Option Plan

In September 1993, the Board of Directors approved the Plantronics Inc. Parent Corporation 1993 Stock Option Plan (the "1993 Stock Option Plan"). Under the 1993 Stock Option Plan, there were 22,927,726 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization, or certain corporate reorganizations) cumulatively reserved since inception for issuance to employees and consultants of Plantronics. The 1993 Stock Option Plan, which provided for incentive stock options as well as nonqualified stock options to purchase shares of common stock, had a term of 10 years; therefore, the ability to grant new options under this 1993 Stock Option Plan expired in September 2003.  At March 31, 2011, options to purchase 1,312,070 shares of common stock were outstanding under the 1993 Stock Option Plan.

Directors' Stock Option Plan

In September 1993, the Board of Directors adopted a Directors' Stock Option Plan (the "Directors' Option Plan") and has cumulatively reserved since inception a total of 300,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) for issuance to non-employee directors of Plantronics. The ability to grant new options under the Directors' Option Plan expired by its terms in September 2003. Non-employee directors participate in the 2003 Stock Plan. At March 31, 2011, options to purchase 24,000 shares of common stock were outstanding under the Directors' Option Plan.

Inducement Plan

In August 2005, the Board of Directors reserved 145,000 shares for the issuance of stock awards to Altec Lansing employees (the “Inducement Plan”).   At March 31, 2011, options to purchase 5,000 shares of common stock were outstanding. All remaining shares of common stock under the Inducement Plan are not available for future grants as the reservation of such shares was subsequently canceled.

Employee Stock Purchase Plan ("ESPP")

On June 10, 2002, the Board of Directors of Plantronics approved the 2002 ESPP, which was approved by the stockholders on July 17, 2002, to provide certain employees with an opportunity to purchase Plantronics' common stock through payroll deductions. The plan qualifies under Section 423 of the Internal Revenue Code. Under the 2002 ESPP, which is effective through June 2012, the purchase price of Plantronics' common stock is equal to 85% of the lesser of the fair market value closing price of Plantronics' common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. Each offering period is generally six months long.  There were 170,376, 281,598 and 337,538, shares issued under the 2002 ESPP in fiscal 2011, 2010 and 2009, respectively.  At March 31, 2011, there were 500,019 shares reserved for future issuance under the 2002 ESPP.

Stock Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during fiscal 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2010	7,631	$25.06
Options granted	542	$32.86
Options exercised	(2,196)	$22.81
Options forfeited or expired	(617)	$35.43
Outstanding at March 31, 2011	5,360	$25.58	3.1	$62,072
Vested or expected to vest at March 31, 2011	5,265	$25.53	3.1	$61,259
Exercisable at March 31, 2011	4,124	$25.55	2.3	$48,557

The total intrinsic values of stock options exercised during fiscal years 2011, 2010 and 2009 were $26.2 million, $9.0 million and $2.0 million, respectively. The total cash received from employees as a result of employee stock option exercises during fiscal 2011 was $50.1 million.

Restricted Stock

The following is a summary of the Company’s restricted stock award activity during fiscal 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2010	361	$21.41
Granted	491	$33.54
Vested	(137)	$22.14
Forfeited	(27)	$27.72
Non-vested at March 31, 2011	688	$29.52

The weighted average grant-date fair value of restricted stock awards is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock awards granted during fiscal years 2011, 2010 and 2009 were $33.54, $24.62 and $14.50, respectively. The total grant-date fair values of restricted stock awards that vested during fiscal years 2011, 2010 and 2009 were $3.1 million, $3.1 million and $2.5 million, respectively.

Stock-Based Compensation

The following table summarizes the amount of stock-based compensation expense included in the consolidated statements of operations, including both continuing and discontinued operations for the periods presented:

	Fiscal Year Ended March 31,
(in thousands)	2011		2010	2009
Cost of revenues	$2,202		$1,929	$2,265

Research, development and engineering	3,765	—	3,505	3,663
Selling, general and administrative	9,906	—	9,443	9,814
Stock-based compensation expense included in operating expenses	13,671	—	12,948	13,477
Total stock-based compensation	15,873	—	14,877	15,742
Income tax benefit	(4,892)		(4,746)	(4,940)
Total stock-based compensation expense, net of tax	$10,981		$10,131	$10,802

There was no stock-based compensation included in discontinued operations for the year ended March 31, 2011. For the years ended March 31, 2010 and 2009, stock-based compensation presented in the table above includes amounts recorded in discontinued operations of $1.2 million and $1.0 million, respectively. Of the $1.2 million in fiscal 2010, $0.3 million related to stock option modification charges as a result of the sale of the AEG segment and was included in the costs incurred upon closing of the sale.

As of March 31, 2011, the total unrecognized compensation cost related to unvested stock options was $9.4 million which is expected to be recognized over a weighted average period of 1.7 years, and the total unrecognized compensation cost related to non-vested restricted stock awards was $13.5 million which is expected to be recognized over a weighted average period of 2.8 years.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of the stock options and ESPP shares granted during the respective periods is estimated on the date of grant using the following weighted average assumptions:

	Employee Stock Options			ESPP
Fiscal Year Ended March 31,	2011	2010	2009	2011	2010	2009
Expected volatility	45.7%	53.7%	51.6%	38.7%	49.0%	63.0%
Risk-free interest rate	1.4%	2.0%	2.9%	0.2%	0.2%	0.9%
Expected dividends	0.6%	1.0%	1.2%	0.6%	0.8%	1.6%
Expected life (in years)	4.2	4.5	4.4	0.5	0.5	0.5
Weighted-average grant date fair value	$11.92	$8.71	$7.65	$8.67	$7.22	$4.56

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense in the Consolidated statements of operations using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest.

The expected stock price volatility for the years ended March 31, 2011, 2010 and 2009 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with a term of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

13.    EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. Under the plan, the Company matches 50% of the first 6% of employees' compensation and provides a non-elective Company contribution equal to 3% of base salary. All matching contributions are 100% vested immediately. Total Company contributions in fiscal 2011, 2010 and 2009 were $3.7 million, $3.7 million, and $3.9 million, respectively.

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

Non-Designated Hedges

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  These foreign exchange forward contracts are not subject to the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC, but are carried at fair value with changes in the fair value recorded within Interest and other income (expense), net in the Consolidated statements of operations in accordance with the Foreign Currency Matters Topic of the FASB ASC.  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.  The Company does not enter into foreign currency forward contracts for trading purposes.

As of March 31, 2011, the Company had foreign currency forward contracts denominated in Euros ("EUR"), Great Britain Pounds ("GPB") and Australian Dollars ("AUD"). These forward contracts hedge against a portion of the Company's foreign currency-denominated cash balances, receivables and payables. The following table summarizes the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar equivalent (“USD”), at March 31, 2011:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
EUR	18,000	$25,540	Sell EUR	1 month
GBP	4,000	$6,443	Sell GBP	1 month
AUD	3,400	$3,515	Sell AUD	1 month

As of March 31, 2010, the Company had foreign currency forward contracts of €18.0 million and £2.0 million denominated in EUR and GBP, respectively.

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in immaterial gains in fiscal 2011 and 2010, but recognized net losses of $6.3 million in fiscal 2009, which are included in Interest and other income (expense), net in the Consolidated statements of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated Euro and Great Britain Pound denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes.  As of March 31, 2011, the Company had foreign currency put and call option contracts of approximately €52.7 million and £14.5 million.  As of March 31, 2010, it had foreign currency put and call option contracts of approximately €40.2 million and £10.8 million.

In fiscal 2011, 2010 and 2009, realized gains of $2.5 million, $1.8 million and $4.5 million, respectively, on cash flow hedges were recognized in Net revenues in the Consolidated statements of operations.  The Company expects to reclassify the entire loss of $4.0 million, net of tax, in Accumulated other comprehensive income to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC. The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Consolidated statements of operations immediately. As of March 31, 2011 and 2010, the Company had foreign currency swap contracts of approximately MX$343.9 million and MX$251.3, respectively.

In fiscal 2011 and 2010, there were no material realized gains on Peso cash flow hedges recognized in Cost of revenues in the Consolidated statements of operations and there were no material gains in Accumulated other comprehensive income to be recognized during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the Company's outstanding Peso currency swaps and approximate U.S. Dollar equivalent (“USD”), at March 31, 2011:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	343,900	$27,901	Buy Peso	Monthly over 12 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

The fair value of derivative contracts were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
(in thousands)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Foreign exchange contracts designated as cash flow hedges	$360	$2,845	$4,174	$74
Total derivatives designated as hedging instruments	360	2,845	4,174	74
Foreign exchange contracts not designated	—	—	—	—
Total derivatives	$360	$2,845	$4,174	$74

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of March 31, 2011 and 2010, and the impact of designated derivative contracts before tax on Accumulated other comprehensive income for fiscal years ended March 31, 2010 and 2011:

(in thousands)	March 31, 2010	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)		March 31, 2011
Foreign exchange contracts designated as cash flow hedges	$2,771	$(3,668)	$2,917	—	$(3,814)

(in thousands)	March 31, 2009	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	March 31, 2010
Foreign exchange contracts designated as cash flow hedges	$6,738	$(1,685)	$2,282	$2,771

Effect of Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Gross profit in the Consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2011	2010	2009
Gain on foreign exchange contracts designated as cash flow hedges	$2,917	$2,282	$4,505

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income (expense), net in the Consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2011	2010	2009
Gain (loss) on foreign exchange contracts	$(1,800)	$(996)	$5,590

15.    RESEARCH AND DEVELOPMENT GRANTS

As of March 31, 2011, the Company has received approximately $1.1 million in Mexican government grant funds that are designated for use in various research and development activities. The Company's accounting policy is to offset research and development expenses or reduce the cost basis of capital expenditures as incurred against the funds received, depending upon the terms of the grant. During the year ended March 31, 2011, the Company utilized all of these funds against research and development expenses and capital expenditures.

16.    INCOME TAXES

Income tax expense from continuing operations for fiscal years 2011, 2010 and 2009 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2011	2010	2009
Current:
Federal	$22,601	$17,761	$6,140
State	1,077	2,290	2,452
Foreign	5,888	7,241	4,739
Total current provision for income taxes	29,566	27,292	13,331
Deferred:
Federal	475	(2,841)	1,323
State	1,262	(199)	(1,603)
Foreign	110	35	(476)
Total deferred benefit for income taxes	1,847	(3,005)	(756)
Income tax expense from continuing operations	$31,413	$24,287	$12,575

The components of income from continuing operations before income taxes for fiscal years 2011, 2010 and 2009 are as follows:

	Fiscal Year Ended March 31,
(in thousands)	2011	2010	2009
United States	$75,426	$51,392	$32,671
Foreign	65,230	49,348	25,246
Income from continuing operations before income taxes	$140,656	$100,740	$57,917

The following is a reconciliation between statutory federal income taxes and the income tax expense from continuing operations for fiscal years 2011, 2010 and 2009:

(in thousands)	Fiscal Year Ended March 31,
	2011	2010	2009
Tax expense at statutory rate	$49,229	$35,259	$20,272
Foreign operations taxed at different rates	(16,308)	(11,166)	(4,546)
State taxes, net of federal benefit	2,340	2,091	849
Research and development credit	(3,234)	(1,383)	(3,117)
Other, net	(614)	(514)	(883)
Income tax expense from continuing operations	$31,413	$24,287	$12,575

The effective tax rate for fiscal years 2011, 2010 and 2009 was 22.3%, 24.1%, and 21.7% respectively.  The effective tax rate for fiscal 2011 is lower than the previous year due primarily to the increased benefit from the U.S. federal research tax credit in fiscal 2011 as the credit was reinstated in December 2010 retroactively to January 1, 2010; the effective tax rate for fiscal 2011 includes the impacts of credits earned in the fourth quarter of fiscal 2010.

In comparison to fiscal 2009, the increase in the effective tax rate for fiscal 2010 was due primarily to the incremental benefit associated with the release of a higher amount of tax reserves resulting from the lapse of the statute of limitations in certain jurisdictions in fiscal 2009. In addition, the effective tax rate for fiscal 2009 included the impact of credits earned in the fourth quarter of fiscal 2008 because the U.S. federal research tax credit was reinstated in October 2008 retroactively to January 1, 2008.

The effective tax rate for fiscal years 2011, 2010 and 2009 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally or a change in estimate of future taxable income which could result in a valuation allowance being required.

Permanently reinvested foreign earnings were approximately $433.4 million at March 31, 2011. The determination of the tax liability that would be incurred if these amounts were remitted back to the U.S. is not practical.

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Significant components of our deferred tax assets and liabilities as of March 31, 2011 and 2010 are as follows:

	March 31,
(in thousands)	2011	2010
Accruals and other reserves	$9,850	$8,316
Net operating loss carry forward	5,095	2,833
Stock compensation	5,519	7,946
Other deferred tax assets	4,417	4,553
Valuation allowance	(5,274)	(1,399)
Total deferred tax assets	19,607	22,249
Deferred gains on sales of properties	(1,954)	(2,033)
Purchased intangibles	(323)	(1,288)
Unremitted earnings of certain subsidiaries	(3,064)	(2,486)
Fixed asset depreciation	(4,244)	(3,619)
Other deferred tax liabilities	(2,199)	(2,463)
Total deferred tax liabilities	(11,784)	(11,889)
Net deferred tax assets	$7,823	$10,360

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

In fiscal 2010, the Company established a valuation allowance of $1.4 million. Of this allowance, $0.8 million was established due to a change in position for permanently reinvesting accumulated earnings of certain foreign subsidiaries where recognition of the tax benefit is uncertain; this allowance was subsequently released in fiscal 2011. The remaining $0.6 million of the 2010 valuation allowance was attributable to the net operating losses of two foreign subsidiaries where there is an insufficient history of earnings to support realization of the deferred tax asset; in fiscal 2011, this valuation allowance was increased to $2.5 million. Also in fiscal 2011, the Company recorded a valuation allowance of $2.8 million which is attributable to research incentives of a foreign subsidiary where utilization of the incentive is uncertain.
The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 31, 2011, 2010 and 2009, the Company had $10.5 million, $11.2 million and $11.1 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits as of the end of fiscal 2011 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	March 31,
(in thousands)	2011	2010	2009
Balance at beginning of period	$11,201	$11,090	$12,436
Increase (decrease) of unrecognized tax benefits related to prior years	(960)	100	(155)
Increase of unrecognized tax benefits related to the current year	2,185	2,016	2,205
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(1,968)	(2,005)	(3,396)
Balance at end of period	$10,458	$11,201	$11,090

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits as of March 31, 2011 and 2010 is approximately $1.7 million, compared to $1.6 million as of fiscal 2009. No penalties have been accrued.

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

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years prior to 2008.  The Company is under examination by the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2005, except for the United Kingdom which has been concluded for tax years prior to fiscal 2009.

17.    COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

(in thousands, except earnings per share data)	Fiscal Year Ended March 31,
	2011	2010	2009 [1]
Income from continuing operations, net of tax	$109,243	$76,453	$45,342
Loss on discontinued operations, net of tax	—	(19,075)	(110,241)
Net income (loss)	$109,243	$57,378	$(64,899)

Weighted average shares-basic	47,713	48,504	48,589
Dilutive effect of employee equity incentive plans	1,631	827	358
Weighted average shares-diluted	49,344	49,331	48,947

Earnings (loss) per common share
Basic
Continuing operations	$2.29	$1.58	$0.93
Discontinued operations	—	(0.39)	(2.27)
Net income (loss)	$2.29	$1.18	$(1.34)

Diluted
Continuing operations	$2.21	$1.55	$0.93
Discontinued operations	—	(0.39)	(2.25)
Net income (loss)	$2.21	$1.16	$(1.33)

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,606	4,902	7,521

[1]
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

18.    GEOGRAPHIC INFORMATION

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

The following table presents Net revenues by product group:

	Fiscal Year Ended March 31,
(in thousands)	2011	2010	2009
Net revenues from unaffiliated customers:
Office and Contact Center	$490,472	$404,397	$429,669
Mobile	137,530	149,756	187,419
Gaming and Computer Audio	36,736	39,260	34,052
Clarity	18,864	20,424	23,450
Total net revenues	$683,602	$613,837	$674,590

The following table presents Net revenues by geography:

	Fiscal Year Ended March 31,
(in thousands)	2011	2010	2009
Net revenues from unaffiliated customers:
United States	$400,292	$378,119	$424,290

Europe, Middle East and Africa	169,521	148,070	162,697
Asia Pacific	62,697	46,494	41,846
Americas, excluding United States	51,092	41,154	45,757
Total International net revenues	283,310	235,718	250,300
Total net revenues	$683,602	$613,837	$674,590

No customer accounted for 10% or more of total Net revenues for fiscal years 2011, 2010 and 2009, nor did any one customer account for 10% or more of Accounts receivable, net at March 31, 2011 or March 31, 2010.

The following table presents long-lived assets by geographic area on a consolidated basis:

	Fiscal Year Ended March 31,
(in thousands)	2011	2010
United States	$65,899	$66,327
Mexico	7,293	7,230
Other countries	12,291	9,597
Total Long-lived assets	$85,483	$83,154

19.    SUBSEQUENT EVENTS

Dividend Declaration
On May 3, 2011, the Company’s Board of Directors declared a cash dividend of $0.05 per share of the Company's common stock, payable on June 10, 2011 to stockholders of record on May 20, 2011.

Accelerated Share Repurchase Program
On May 2, 2011, the Company's Board of Directors authorized the repurchase of up to 7,000,000 shares of the Company's outstanding common stock. As part of this authorization, on May 9, 2011, the Company entered into two separate Master Confirmation and Supplemental Confirmations (the "ASR Agreements") with Goldman, Sachs & Co. ("Goldman") to repurchase an aggregate of $100 million of the Company's common stock under an accelerated share repurchase program (the "ASR Program").
On May 12, 2011, the Company made a total payment of $100 million to Goldman against the delivery of shares by Goldman pursuant to the terms of the ASR Agreements, of which $50 million will be used for a collared ASR Agreement (the “Collared ASR Agreement”) and $50 million of which will be used for an uncollared ASR Agreement (the “Uncollared ASR Agreement”). A majority of the shares owed to the Company by Goldman were delivered on May 23, 2011. The number of shares to ultimately be repurchased by the Company under the ASR Program will be based generally on the average daily volume-weighted average price of the Company's common stock during the term of the ASR Agreements. Purchases under the Collared ASR Agreement are subject to collar provisions that will establish minimum and maximum numbers of shares based on the average volume-weighted average share price over an initial hedge period. Pursuant to the terms of the Collared ASR Agreement, the initial hedge period for determining the minimum and maximum number of shares to be repurchased ended on May 23, 2011. The minimum has been set at 1.2 million shares and the maximum has been set at 1.5 million shares. The purchases under the Uncollared ASR Agreement are expected to be completed by January 9, 2012, although the completion date for either contract may be accelerated at Goldman's option. The actual number of shares repurchased will be determined at the completion of the ASR Program.

Credit Agreement
To augment the Company's financial flexibility as it executes on the 7,000,000 share authorization, on May 9, 2011, the Company entered into a credit agreement (the "Credit Agreement") between the Company and Wells Fargo Bank, National Association ("the Bank"). The Credit Agreement provides for a $100 million unsecured revolving credit facility. If requested by the Company and agreed to by the Bank, the Bank may increase its commitment thereunder by up to $100 million, for a total facility size of up to $200 million. At the closing of the Credit Agreement and through the filing date of this Form 10-K, the Company did not draw any funds under the facility.

Loans will bear interest at the election of the Company (x) at the Bank's announced prime rate less 1.5% per annum, (y) a daily one month LIBOR rate plus 1.10% per annum or (z) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. Interest on the loans is payable quarterly in arrears. In addition, the Company agreed to pay a fee equal to 0.20% per annum on the average daily unused amount of the line of credit, which fee is payable quarterly in arrears.

Principal, together with accrued and unpaid interest, is due on the maturity date, May 9, 2014. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of LIBOR loans.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

Each of the Company's fiscal years ends on the Saturday closest to the last day of March.  The Company's fiscal year 2011 consists of 52 weeks.  The Company's fiscal year 2010 consists of 53 weeks and the first, second and third quarters consist of 13 weeks and the fourth quarter consists of 14 weeks. Our interim fiscal quarters for the first, second, third and fourth quarter of fiscal 2011 ended on July 3, 2010, October 2, 2010, January 1, 2011 and April 2, 2011, respectively, and our interim fiscal quarters for the first, second, third and fourth quarter of fiscal 2010 ended on June 27, 2009, September 26, 2009, December 26, 2009 and April 3, 2010, respectively. For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31 and our interim quarterly periods as ending on the last calendar day of the applicable month end.

	Quarter Ended
	March31, 2011[1]	December 31, 2010[2]	September 30, 2010	June 30, 2010
	(in thousands, except per share data)
Net revenues	$173,077	$181,585	$158,255	$170,685
Gross profit	$90,541	$95,808	$85,959	$89,448
Net income	$26,316	$31,552	$25,429	$25,946
Basic net income per common share[8]	$0.55	$0.66	$0.54	$0.54
Diluted net income per common share[8]	$0.53	$0.64	$0.52	$0.52
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

	Quarter Ended
	March31, 2010[2,3]	December 31, 2009[2]	September 30, 2009[2,4]	June 30, 2009[2,5]
	(in thousands, except per share data)
Net revenues	$162,282	$165,935	$144,458	$141,162
Gross profit	$87,766	$80,369	$67,931	$65,004
Income from continuing operations, net of tax	$24,415	$23,203	$15,897	$12,938
Income (loss) from discontinued operations, net of tax[6]	$(191)	$47	$(16,643)	$(2,288)
Net income (loss)[7]	$24,224	$23,250	$(746)	$10,650
Basic net income (loss) per common share[8]	$0.50	$0.48	$(0.02)	$0.22
Diluted net income (loss) per common share[8]	$0.49	$0.47	$(0.02)	$0.22
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

[1]
During the fourth quarter of fiscal 2011, the Company recognized a gain of $5.1 million upon receiving payment from a competitor to dismiss litigation involving the alleged theft of our trade secrets. In addition, the Company recorded $1.4 million in accelerated amortization expense to reflect the revised estimated useful life of an intangible asset the Company deemed to be abandoned. Also, on May 3, 2011, the Company issued a press release announcing its preliminary results for the fourth quarter of fiscal 2011. In the press release, the Company reported Net income of $27.2 million. Subsequent to the issuance of the press release, management recorded an adjustment in Interest and other income (expense), net related to penalties and interest as a result of the settlement of an indirect tax matter in Brazil, resulting in Net income of $26.3 million for the fourth quarter of fiscal 2011.

[2]
In March 2009, the Company announced a restructuring plan to close its ACG Suzhou, China manufacturing operations in fiscal 2010 in order to outsource manufacturing of its Bluetooth products to an existing supplier in China. The manufacturing facility was closed in July 2009. As a result of these activities, restructuring and other related charges of $0.6 million, $0.9 million, $0.3 million and $0.1 million were recorded as part of this action in the first, second, third and fourth quarters of fiscal 2010, respectively. The Company also recorded non-cash charges of $3.5 million and $1.7 million, respectively, in the first and second quarters of fiscal 2010 related to accelerated depreciation related to the building and equipment associated with manufacturing operations and is included in Cost of revenues. In the third quarter of fiscal 2011, the Company recorded an immaterial net gain in Restructuring and other related charges upon completion of the sale of its Suzhou facility which was classified as Assets held for sale.

[3]
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

[4]
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

[5]
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

[6]
The Company sold Altec Lansing, its AEG segment, effective December 1, 2009 and has classified the AEG operating results, including the loss on sale, as discontinued operations for all periods presented.

[7]	Net income (loss) includes the operating results from both continuing and discontinued operations.

[8]
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that, our internal control over financial reporting was effective as of April 2, 2011.  The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting which appears on page 46 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One – Election of Directors" in our definitive 2011 Proxy Statement for the annual meeting of stockholders to be held on or about August 5, 2011 (“2011 Proxy Statement”), expected to be filed with the Securities and Exchange Commission on or about June 22, 2011 is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Employees" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information regarding the standing audit committee and names of the financial expert(s) in the audit committee, under the caption "Corporate Governance” subhead “Audit Committee" in our 2011 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement is incorporated into this Item 10 by reference.

Code of Ethics

Plantronics has adopted a Code of Conduct (the “Code”), which applies to all Plantronics’ employees, including directors and officers.  The Code is posted on the Plantronics’ corporate website under the Corporate Governance section of Investor Relations portal (www.plantronics.com).  We intend to disclose future amendments to the Code, or any waivers of such provisions granted to executive officers and directors, on this web site within four business days following the date of such amendment or waiver.

Stockholders may request a free copy of the Code from our Investor Relations department as follows:

Plantronics, Inc.
345 Encinal Street
Santa Cruz, California 95060
Attn: Investor Relations
(831) 426-5858

Corporate Governance Guidelines

Plantronics has adopted the Corporate Governance Guidelines, which are available on Plantronics' website under the Corporate Governance section of the Investor Relations portal (www.plantronics.com).  Stockholders or any interested party may request a free copy of the Corporate Governance Guidelines from the address and phone numbers set forth above under “Code of Ethics.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” under the main caption “Proposal Two – Approval of Amendments to the 2003 Stock Plan”, and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2011 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Corporate Governance” subhead “Director Independence" in the 2011 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Four - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2011 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)	Financial Statement Schedules.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions		Balance at End of Year
Provision for doubtful accounts and sales allowances:
Year ended March 31, 2011	$2,279	$(8)	$(1,320)		$951
Year ended March 31, 2010	4,011	(243)	(1,489)		2,279
Year ended March 31, 2009	2,348	2,698	(1,035)		4,011

Provision for returns:
Year ended March 31, 2011	$13,812	$21,910	$(25,285)		$10,437
Year ended March 31, 2010	7,592	30,417	(24,197)	[1]	13,812
Year ended March 31, 2009	9,874	25,731	(28,013)		7,592

Provision for promotions, rebates and other:
Year ended March 31, 2011	$13,780	$36,885	$(40,205)		$10,460
Year ended March 31, 2010	22,961	41,237	(50,418)	[1]	13,780
Year ended March 31, 2009	27,896	49,471	(54,406)		22,961

Warranty reserves:
Year ended March 31, 2011	$11,006	$14,769	$(14,759)		$11,016
Year ended March 31, 2010	12,424	14,482	(15,900)	[1]	11,006
Year ended March 31, 2009	10,441	21,595	(19,612)		12,424

[1]	Deductions include the following amounts assumed by the purchaser as part of the sale of Altec Lansing on December 1, 2009:

Provision for returns	$(1,440)
Provision for promotions, rebates and other	$(3,284)
Warranty reserves	$(383)

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

May 31, 2011	PLANTRONICS, INC.

	By:	/s/ Ken Kannappan
	Name:	Ken Kannappan
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Ken Kannappan (Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 31, 2011

/s/ Barbara Scherer (Barbara Scherer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 31, 2011

/s/ Marv Tseu (Marv Tseu)	Chairman of the Board and Director	May 31, 2011

/s/ Brian Dexheimer (Brian Dexheimer)	Director	May 31, 2011

/s/ Gregg Hammann (Gregg Hammann)	Director	May 31, 2011

/s/ John Hart (John Hart)	Director	May 31, 2011

/s/ Marshall Mohr (Marshall Mohr)	Director	May 31, 2011

/s/ Roger Wery (Roger Wery)	Director	May 31, 2011

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated October 2, 2009, by and among Plantronics, Inc., Plantronics, B.V., and Audio Technologies Acquisition, LLC.	10-Q	001-12696	2.1	1/27/2010

2.1.1	First Amendment to Asset Purchase Agreement, dated November 30, 2009, by and among Plantronics, Inc., Plantronics, B.V., Altec Lansing, LLC (f/k/a Audio Technologies Acquisition, LLC) and Audio Technologies Acquisition B.V.	10-Q	001-12696	2.1.1	1/27/2010

2.1.2	Side Letter, dated January 8, 2010, to the Asset Purchase Agreement, dated October 2, 2009, by and among Plantronics, Inc., Plantronics, B.V., and Audio Technologies Acquisition, LLC., as amended by that certain First Amendment to Asset Purchase Agreement, dated November 30, 2009, by and among Plantronics, Inc., Plantronics, B.V., Altec Lansing, LLC (f/k/a Audio Technologies Acquisition, LLC), and Audio Technologies Acquisition B.V.	10-Q	001-12696	2.1.2	1/27/2010

2.1.3	Side Letter, dated February 15, 2010, to the Asset Purchase Agreement, dated October 2, 2009, by and among Plantronics, Inc., Plantronics, B.V., and Audio Technologies Acquisition, LLC., as amended by that certain First Amendment to Asset Purchase Agreement, dated November 30, 2009, by and among Plantronics, Inc., Plantronics, B.V., Altec Lansing, LLC (f/k/a Audio Technologies Acquisition, LLC), and Audio Technologies Acquisition B.V.	10-K	001-12696	2.1.3	6/1/2010

3.1.1	Amended and Restated By-Laws of the Registrant	8-K	001-12696	3(ii)	1/20/2009

3.2.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3(i)	1/20/2009

3.3	Registrant’s Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002	8-A	001-12696	3.6	3/29/2002

4.1	Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively	8-A	001-12696	4.1	3/29/2002

10.1*	Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.2.2*	Executive Incentive Plan, dated May 8, 2009, as Amended September 10, 2010	8-K	001-12696	10.1	9/16/2010

10.3.1	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)	10-Q	001-12696	10.5.1	8/6/2004

10.3.2	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)	10-Q	001-12696	10.5.2	8/6/2004

10.4	Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom	S-1		10.32	10/20/1993

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5*	Amended and Restated 2003 Stock Plan	8-K	001-12696	10.1	7/29/2010

10.6*	1993 Stock Option Plan	10-K	001-12696	10.8	6/21/2002

10.7.1*	1993 Director Stock Option Plan	S-1		10.29	10/20/1993

10.7.2*	Amendment to the 1993 Director Stock Option Plan	S-8	333-14833	4.4	10/25/1996

10.7.3*	Amendment No. 2 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9(a)	6/1/2001

10.7.4 *	Amendment No. 3 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9(b)	6/1/2001

10.7.5*	Amendment No. 4 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9.5	6/21/2002

10.8.1*	Plantronics, Inc. 2002 Amended and Restated Employee Stock Purchase Plan, effective as of July 29, 2009, as approved by the Plantronics Board of Directors on January 14, 2010	10-K	001-12696	10.9.1	6/1/2010

10.8.2	Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust	S-8	333-19351	4.3	1/7/1997

10.9.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996	S-8	333-19351	4.5	3/25/1997

10.9.2	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.9.3	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.10.1*	Second Amended and Restated Employment Agreement dated on November 17, 2009 between Registrant and Ken Kannappan	10-K	001-12696	10.11.1	6/1/2010

10.10.2*	Employment Agreement dated as of November 1996 between Registrant and Don Houston	10-K	001-12696	10.14.2	6/2/2003

10.10.3*	Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer	10-K	001-12696	10.14.4	6/2/2003

10.10.4*	Employment Agreement dated as of June 2003 between Registrant and Philip Vanhoutte	10-K	001-12696	10.12.4	5/31/2005

10.10.5*	Form of Change of Control Severance Agreement, dated on or about January 26, 2009, between Registrant, Barbara Scherer, Don Houston, Rich Pickard and Renee Niemi	8-K	001-12696	10.1	1/30/2009

10.11	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.12**	Second Amended and Restated Development and Manufacturing Agreement, dated March 20, 2009, between Plantronics, B.V., and GoerTek, Inc.	10-K	001-12696	10.15	5/26/2009

10.13	Contract for the Transfer of Factory Building and the Land-Use Right, Dated July 23, 2010	10-Q	001-12696	10.1	11/4/2010

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 INS***	XBRL Instance Document					X

101 SCH***	XBRL Taxonomy Extension Schema Document					X

101 CAL***	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 LAB***	XBRL Taxonomy Extension Label Linkbase Document					X

101 PRE***	XBRL Taxonomy Extension Presentation Linkbase Document					X

101 DEF***	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
**	Confidential treatment has been granted with respect to certain portions of this Exhibit.
****
In accordance with Rule 406T of Reguation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposed of Section 18 of the Exchange Act of 1934, and othewise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.