Form 10-Q
period 2011-07-02
PLANTRONICS INC /CA/
filed 2011-08-04
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

As of July 30, 2011, 46,698,969 shares of common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$202,747	$284,375
Short-term investments	127,058	145,581
Accounts receivable, net	108,516	103,289
Inventory, net	57,697	56,473
Deferred income taxes	11,753	11,349
Other current assets	15,073	16,653
Total current assets	522,844	617,720
Long-term investments	56,462	39,332
Property, plant and equipment, net	71,542	70,622
Goodwill and purchased intangibles, net	14,665	14,861
Other assets	2,056	2,112
Total assets	$667,569	$744,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,311	$33,995
Accrued liabilities	53,769	59,607
Total current liabilities	81,080	93,602
Deferred tax liability	3,550	3,526
Long-term income taxes payable	13,036	11,524
Other long-term liabilities	1,112	1,143
Total liabilities	98,778	109,795

Stockholders' equity:
Common stock	729	720
Additional paid-in capital	498,056	499,027
Accumulated other comprehensive income	3,443	1,473
Retained earnings	216,772	192,468
Total stockholders' equity before treasury stock	719,000	693,688
Less: Treasury stock, at cost	(150,209)	(58,836)
Total stockholders' equity	568,791	634,852
Total liabilities and stockholders' equity	$667,569	$744,647

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Net revenues	$175,600	$170,685
Cost of revenues	81,542	81,237
Gross profit	94,058	89,448
Operating expenses:
Research, development and engineering	16,906	14,901
Selling, general and administrative	42,116	38,686
Total operating expenses	59,022	53,587
Operating income	35,036	35,861
Interest and other income (expense), net	641	(382)
Income before income taxes	35,677	35,479
Income tax expense	8,946	9,533
Net income	$26,731	$25,946

Earnings per common share:
Basic	$0.57	$0.54
Diluted	$0.56	$0.52

Shares used in computing earnings per common share:
Basic	46,688	48,128
Diluted	48,060	49,714

Cash dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,731	$25,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,462	3,992
Stock-based compensation	4,179	3,777
Provision for (benefit from) sales allowances and doubtful accounts	(41)	115
Provision for (benefit from) excess and obsolete inventories	322	(273)
Benefit from deferred income taxes	(2,144)	(1,249)
Income tax benefit associated with stock option exercises	1,381	797
Excess tax benefit from stock-based compensation	(2,570)	(648)
Amortization of premium on investments, net	431	—
Other operating activities	172	41

Changes in assets and liabilities:
Accounts receivable, net	(5,607)	(7,264)
Inventory, net	(1,453)	(7,509)
Current and other assets	(2,420)	(928)
Accounts payable	(6,684)	6,728
Accrued liabilities	(5,067)	102
Income taxes	8,531	8,420
Cash provided by operating activities	19,223	32,047

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	62,968	23,250
Proceeds from maturities of short-term investments	31,300	—
Purchase of short-term investments	(63,061)	—
Proceeds from sales of long-term investments	4,936	—
Purchase of long-term investments	(35,145)	—
Capital expenditures and other assets	(3,935)	(3,007)
Cash (used for) provided by investing activities	(2,937)	20,243

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(90,668)	(43,706)
Equity forward contract related to accelerated share repurchase program	(18,872)	—
Proceeds from sale of treasury stock	—	13
Proceeds from issuance of common stock	11,515	7,666
Payment of cash dividends	(2,427)	(2,456)
Employees' tax withheld and paid for restricted stock and restricted stock units	(705)	—
Excess tax benefit from stock-based compensation	2,570	648
Cash used for financing activities	(98,587)	(37,835)
Effect of exchange rate changes on cash and cash equivalents	673	(1,386)
Net (decrease) increase in cash and cash equivalents	(81,628)	13,069
Cash and cash equivalents at beginning of period	284,375	349,961
Cash and cash equivalents at end of period	$202,747	$363,030

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the March 31, 2011 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which was filed with the SEC on May 31, 2011.  The results of operations for the interim period ended June 30, 2011 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on March 31, 2012 and consists of 52 weeks and the prior fiscal year ended on April 2, 2011 and also consisted of 52 weeks.  The Company’s results of operations for the three months ended July 2, 2011 and July 3, 2010 each contain 13 weeks.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable month end.

Certain financial statement reclassifications have been made to previously reported amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

There are no recently adopted accounting pronouncements other than as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Recently Issued Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011; therefore, the Company will adopt ASU 2011-05 in its fourth quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRSs”). ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB's intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company will adopt ASU 2011-04 in its fourth quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	June 30,	March 31,
(in thousands)	2011	2011
Accounts receivable	$131,232	$125,137
Provisions for returns	(8,800)	(10,437)
Provisions for promotions, rebates and other	(13,390)	(10,460)
Provision for doubtful accounts and sales allowances	(526)	(951)
Accounts receivable, net	$108,516	$103,289

Inventory, net:

	June 30,	March 31,
(in thousands)	2011	2011
Raw materials	$16,659	$15,315
Work in process	2,871	2,558
Finished goods	38,167	38,600
Inventory, net	$57,697	$56,473

Accrued Liabilities:

	June 30,	March 31,
(in thousands)	2011	2011
Employee compensation and benefits	$22,687	$27,478
Warranty obligation accrual	12,936	11,016
Accrued advertising and sales and marketing	2,669	2,873
Accrued other	15,477	18,240
Accrued liabilities	$53,769	$59,607

Changes during the three months ended June 30, 2011 in the warranty obligation accrual, which is included as a component of Accrued liabilities in the Condensed consolidated balance sheets, are as follows:

Three Months Ended
(in thousands)	June 30, 2011

Warranty obligation accrual at March 31, 2011	$11,016
Warranty provision relating to products shipped	4,720
Deductions for warranty claims processed	(2,800)
Warranty obligation accrual at June 30, 2011	$12,936

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table represents the Company’s cash, cash equivalents and investments as of June 30, 2011 and March 31, 2011:

(in thousands)	June 30, 2011				March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$121,226	$—	$—	$121,226	$136,804	$—	$—	$136,804
Cash equivalents	81,521	—	—	81,521	147,573	1	(3)	147,571
Total Cash and cash equivalents	$202,747	$—	$—	$202,747	$284,377	$1	$(3)	$284,375

Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$61,770	$27	$(4)	$61,793	$98,845	$17	$(1)	$98,861
Commercial Paper	45,768	10	—	45,778	30,071	5	(1)	30,075
Corporate Bonds	16,969	6	(4)	16,971	11,212	4	—	11,216
Certificates of Deposit ("CDs")	2,513	3	—	2,516	5,420	9	—	5,429
Total Short-term investments	$127,020	$46	$(8)	$127,058	$145,548	$35	$(2)	$145,581

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$13,533	$4	$(2)	$13,535	$17,387	$4	$—	$17,391
Corporate Bonds	38,005	56	(17)	38,044	19,086	8	(35)	19,059
CDs	4,881	3	(1)	4,883	2,879	3	—	2,882
Total Long-term investments	$56,419	$63	$(20)	$56,462	$39,352	$15	$(35)	$39,332

Total cash, cash equivalents and investments	$386,186	$109	$(28)	$386,267	$469,277	$51	$(40)	$469,288

As of June 30, 2011 and March 31, 2011, all of the Company’s investments are classified as available-for-sale securities.

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents, short-term investments and long-term investments, classified by stated maturity as of June 30, 2011 and March 31, 2011:

(in thousands)	June 30, 2011		March 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$208,541	$208,579	$293,121	$293,152
Due in 1 to 3 years	56,419	56,462	39,352	39,332
Total	$264,960	$265,041	$332,473	$332,484

The Company did not incur any material realized or unrealized net gains or losses in the three months ended June 30, 2011 or 2010.

5. FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of June 30, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$121,226	$—	$—	$121,226
Money Market Accounts	41,500	—	—	41,500
U.S. Treasury Bills and Government Agency Securities	61,688	43,662	—	105,350
Commercial Paper	—	55,776	—	55,776
Corporate Bonds	—	55,016	—	55,016
CDs	—	7,399	—	7,399
Derivative assets	—	777	—	777
Total assets measured at fair value	$224,414	$162,630	$—	$387,044

Derivative liabilities	$37	$3,279	$—	$3,316

Fair Values as of March 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$136,804	$—	$—	$136,804
Money Market Accounts	38,000	—	—	38,000
U.S. Treasury Bills and Government Agency Securities	154,703	43,543	—	198,246
Commercial Paper	—	52,568	—	52,568
Corporate Bonds	—	33,358	—	33,358
CDs	—	10,312	—	10,312
Derivative assets	—	360	—	360
Total assets measured at fair value	$329,507	$140,141	$—	$469,648

Derivative liabilities	$27	$4,174	$—	$4,201

Level 1 financial assets consist of cash, money market funds and U.S. Treasury Bills.  Level 1 financial liabilities consist of foreign exchange forward contracts not designated as hedges.  The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, CDs and derivative foreign currency call and put option contracts.  Fair value is determined using inputs that are observable, either directly or indirectly, such as quoted market prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations, such as the Black Scholes valuation model, in which all significant inputs are observable or can be derived principally from or corroborated with observable market data covering substantially the full term of the assets or liabilities. During the three months ended June 30, 2011 or March 31, 2011, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

The Company had no Level 3 financial assets or liabilities as of June 30, 2011 or March 31, 2011.

6. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill as of June 30, 2011 and March 31, 2011 was $14.0 million.

The following tables present the carrying value of acquired intangible assets with remaining net book values as of each period:

	June 30, 2011			March 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Useful Life
Technology	$3,000	$(2,938)	$62	$3,000	$(2,812)	$188	6	years
Customer relationships	1,705	(1,113)	592	1,705	(1,044)	661	8	years
OEM relationships	27	(21)	6	27	(20)	7	7	years
Total	$4,732	$(4,072)	$660	$4,732	$(3,876)	$856

The aggregate amortization expense relating to purchased intangible assets was immaterial for the three months ended June 30, 2011 and 2010.

7. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense included in the Condensed consolidated statements of operations:

	Three Months Ended
	June 30,
(in thousands)	2011	2010
Cost of revenues	$546	$533

Research, development and engineering	947	937
Selling, general and administrative	2,686	2,307
Stock-based compensation expense included in operating expenses	3,633	3,244

Total stock-based compensation	4,179	3,777
Income tax benefit	(1,282)	(1,041)
Total stock-based compensation, net of tax	$2,897	$2,736

Stock Options

The following is a summary of the Company’s stock option activity during the three months ended June 30, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2011	5,360	$25.58
Options granted	327	$36.51
Options exercised	(552)	$20.87
Options forfeited or expired	(52)	$36.87
Outstanding at June 30, 2011	5,083	$26.68	3.2	$55,305
Vested and expected to vest at June 30, 2011	4,968	$26.56	3.2	$54,715
Exercisable at June 30, 2011	3,778	$25.89	2.3	$44,704

The total intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $9.1 million and $3.7 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the three months ended June 30, 2011 was $11.5 million.

As of June 30, 2011, total unrecognized compensation cost related to unvested stock options was $11.0 million which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the three months ended June 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2011	688	$29.52
Restricted stock granted	366	$36.60
Restricted stock vested	(46)	$29.02
Restricted stock forfeited	(3)	$33.01
Non-vested at June 30, 2011	1,005	$32.23

The weighted average grant-date fair value of awards of restricted stock and restricted stock units is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock awards granted during the three months ended June 30, 2011 and 2010 was $36.60 and $30.20, respectively. The total fair value of restricted stock awards that vested during the three months ended June 30, 2011 and 2010 was $1.3 million and $0.3 million, respectively.

As of June 30, 2011, total unrecognized compensation cost related to non-vested restricted stock awards was $22.5 million, which is expected to be recognized over a weighted average period of 3.1 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  The fair value of stock option and ESPP shares granted during the respective periods is estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended
	June 30,
Employee Stock Options	2011	2010
Expected volatility	44.4%	46.1%
Risk-free interest rate	1.4%	1.9%
Expected dividends	0.6%	0.7%
Expected life (in years)	4.0	4.2
Weighted-average grant date fair value	$12.58	$11.26

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense in the Condensed consolidated statements of operations using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest.

No purchase rights were granted under the ESPP during the three months ended June 30, 2011 and 2010.

8. COMMON STOCK REPURCHASES

From time to time, the Board of Directors authorizes plans under which the Company may repurchase shares of its common stock in the open market, depending on market conditions. During the quarter ended June 30, 2011, the Company repurchased in the open market 270,000 shares of its common stock which was under a repurchase plan authorized by the Board of Directors on March 1, 2011 for 1,000,000 shares. The total cost of these repurchases was $9.5 million with an average price of $35.34 per share. As of June 30, 2011, there were 390,900 remaining shares authorized for repurchase under this authorized plan. In addition, the Company withheld shares worth $0.7 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's Condensed consolidated statements of cash flows. These share withholdings had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

On May 3, 2011, the Company's Board of Directors authorized the repurchase of up to 7,000,000 shares of the Company's outstanding common stock through open market or privately negotiated transactions. In connection with this stock repurchase authorization and pursuant to an accelerated share repurchase program (the “ASR Program”), the Company entered into two separate Master Confirmation and Supplemental Confirmations (the “ASR Agreements”) with Goldman, Sachs & Co. (“Goldman”) consisting of a Collared ASR and an Uncollared ASR. Under the ASR Agreements, the Company will repurchase shares of its common stock for an aggregate purchase price of $100 million. Goldman borrowed the shares that were delivered to the Company as described below, and is obligated to purchase sufficient shares of the Company's common stock in the open market to return to lenders over the terms of the agreements. The ASR Program is expected to conclude no later than January 9, 2012, although in certain circumstances the termination date may be accelerated at Goldman's option. The actual number of shares repurchased will be determined at the completion of the ASR Program. As discussed in greater detail below, the Company received a total of 2,183,014 shares under the ASR Program during the three months ended June 30, 2011. As of June 30, 2011, there were 4,816,986 remaining shares authorized for repurchase under the May 3, 2011 authorization. Repurchased shares are held as treasury stock.

In accordance with the Equity topic of the FASB Accounting Standards Codification ("ASC"), the Company accounted for the ASR Agreements as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own common stock. As such, the Company accounted for the shares that it received under the ASR Program as a repurchase of its common stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Company’s common stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB ASC, and, therefore, the ASR Agreements were not accounted for as derivative instruments.

Collared ASR Agreement

Under the first agreement (the "Collared ASR Agreement"), the number of shares to ultimately be repurchased by the Company is based generally on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the Collared ASR Agreement, subject to collar provisions that established minimum and maximum numbers of shares based on the average VWAP over an initial hedge period. On May 12, 2011, the Company paid Goldman $50 million in exchange for an initial delivery to the Company of 867,690 shares on May 23, 2011, valued at the closing price of the Company's common stock of $37.56 on May 9, 2011, which was the date the major terms of the agreement to purchase the shares was reached.

Pursuant to the terms of the Collared ASR Agreement, the hedge period for determining the minimum and maximum number of shares to be purchased ended on May 23, 2011. The minimum has been set at 1,228,555 shares and the maximum has been set at 1,501,567 shares. Goldman delivered an additional 360,865 shares to the Company on May 26, 2011, valued at the closing price of the Company's common stock of $35.16 on May 23, 2011, which was the date the initial hedge period ended. Accordingly, the Company has received a total of 1,228,555 shares from Goldman as of June 30, 2011, equivalent to the minimum number of shares to be delivered under the terms of the Collared ASR Agreement. At the conclusion of the Collared ASR Agreement, the Company may receive additional shares based on the VWAP of the Company's common stock during the term of the agreement, up to the maximum of 1,501,567 shares. Based on the minimum number of shares delivered and the value of the Company's common stock on the relevant dates described above, the total consideration allocated to stock repurchases under the Collared ASR Agreement was $45.3 million. The remaining $4.7 million was recorded as an equity forward contract and was included in Additional paid-in capital in the Condensed consolidated balance sheet as of June 30, 2011.

Uncollared ASR Agreement

Under the second agreement, (the "Uncollared ASR Agreement"), the number of shares to be repurchased by the Company is based generally on the VWAP of the Company's common stock during the term of the ASR Agreement. On May 12, 2011, the Company paid Goldman $50 million in exchange for an initial delivery to the Company of 954,459 shares on May 23, 2011, representing approximately 72% of the shares expected to be repurchased based on the closing price of the Company's common stock of $37.56 on May 9, 2011, which was the date the major terms of the agreement to purchase the shares was reached. At the conclusion of the ASR Agreement, the Company may receive additional shares, or may be required to pay additional cash or shares (at the Company's election), based on the VWAP of the Company's common stock during the term of the agreement. Based on the number of shares delivered and the Company's stock price on the date at which the major terms of the agreement to purchase the shares were reached, the total consideration allocated to stock repurchases under the Uncollared ASR Agreement was $35.8 million. The remaining $14.2 million was recorded as an equity forward contract and was included in Additional paid-in capital in the Condensed consolidated balance sheet as of June 30, 2011.

9. CREDIT AGREEMENT

In May 2011, the Company entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("the Bank"). The Credit Agreement provides for a $100 million unsecured revolving credit facility. If requested by the Company and agreed to by the Bank, the Bank may increase its commitment thereunder by up to $100 million, for a total facility size of up to $200 million. The Company has not yet drawn any funds under the facility.

Loans will bear interest at the election of the Company (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. Interest on the loans is payable quarterly in arrears. In addition, the Company agreed to pay a fee equal to 0.20% per annum on the average daily unused amount of the line of credit, which is payable quarterly in arrears.

Principal, together with accrued and unpaid interest, is due on the maturity date, May 9, 2014. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of LIBOR loans.

The Company's obligations under the Credit Agreement are required to be guaranteed by the Company's domestic subsidiaries, subject to certain exceptions.

The credit facility requires the Company to comply with a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum EBITDA coverage ratio, in each case at each fiscal quarter end and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200 million.

The credit facility contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at June 30, 2011.

10. COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended
	June 30,
(in thousands)	2011	2010
Net income	$26,731	$25,946
Unrealized gain on cash flow hedges, net of tax	1,265	932
Foreign currency translation gain (loss), net of tax	652	(302)
Unrealized gain on investments, net of tax	53	—
Comprehensive income	$28,701	$26,576

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

As of June 30, 2011, the Company had foreign currency forward contracts denominated in Euros ("EUR"), Great Britain Pounds ("GBP"), and Australian Dollars ("AUD").  These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. dollar equivalent (“USD Equivalent”) at June 30, 2011:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
EUR	15,000	$21,744	Sell EUR	1 month
GBP	4,700	$7,548	Sell GBP	1 month
AUD	4,700	$5,038	Sell AUD	1 month

Foreign currency transactions, net of the effect of forward contract hedging activity, resulted in immaterial net gains in the three months ended June 30, 2011 and immaterial net losses in the three months ended June 30, 2010, which are included in Interest and other income, net, in the Condensed consolidated statement of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated EUR and GBP denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with put and call currency option contracts used as collars.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  The Company does not purchase options for trading purposes.  As of June 30, 2011, the Company had foreign currency put and call option contracts of approximately €58.3 million and £16.6 million.  As of March 31, 2011, the Company had foreign currency put and call option contracts of approximately €52.7 million and £14.5 million.

In the three months ended June 30, 2011, realized losses on cash flow hedges of $2.0 million were recognized in Net revenues in the Condensed consolidated statements of operations compared to realized gains of $1.0 million for the same period in the prior year.  The Company expects to reclassify the entire loss of $3.1 million, net of tax, in Accumulated other comprehensive income to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  As of June 30, 2011 and March 31, 2011, the Company had foreign currency swap contracts of approximately MX$268.9 million and MX$343.9 million, respectively.

In the three months ended June 30, 2011 and 2010, there were no material realized gains on MX$ cash flow hedges recognized in Cost of revenues in the Condensed consolidated statements of operations.  The Company expects to reclassify the entire gain of $0.6 million, net of tax, in Accumulated other comprehensive income to Cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company’s outstanding MX$ currency swaps and approximate USD Equivalent at June 30, 2011:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	268,850	$21,858	Buy MX$	Monthly over 9 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
	June 30,	March 31,	June 30,	March 31,
(in thousands)	2011	2011	2011	2011
Foreign exchange contracts designated as cash flow hedges	$777	$360	$3,316	$4,201
Foreign exchange contracts not designated	—	—	—	—
Total derivatives	$777	$360	$3,316	$4,201

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of June 30, 2011 and March 31, 2011, and the impact of designated derivative contracts before tax on Accumulated other comprehensive income for the three months ended June 30, 2011:

(in thousands)	March 31, 2011	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	June 30, 2011
Foreign exchange contracts designated as cash flow hedges	$(3,841)	$(312)	$(1,614)	$(2,539)

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in gross profit in the Condensed consolidated statements of operations was as follows:

	Three Months Ended
	June 30,
(in thousands)	2011	2010
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(1,614)	$1,092

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income (expense), net in the Condensed consolidated statement of operations was as follows:

	Three Months Ended
	June 30,
(in thousands)	2011	2010
Gain (loss) on foreign exchange contracts	$(797)	$2,046

12. INCOME TAXES

The effective tax rate for the three months ended June 30, 2011 was 25.1%, compared to 26.9% for the same period a year ago.  The lower effective tax rate for the three months ended June 30, 2011 compared to the same period a year ago is due primarily to a larger proportion of income earned in foreign jurisdictions during the quarter which is taxed at lower rates, as well as the reinstatement of the United States (“U.S.”) federal research tax credit in December 2010 which was extended through December 2011 and was not available in the same period a year ago. The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

As of June 30, 2011, the Company had $11.2 million of unrecognized tax benefits, compared to $10.5 million at March 31, 2011, recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense.  The accrued interest related to unrecognized tax benefits is $1.8 million as of June 30, 2011 as compared to $1.7 million as of March 31, 2011.  No penalties have been accrued.

The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations; however, the outcome of such examinations cannot be predicted with certainty. If any issues addressed in the tax examinations are resolved in a manner inconsistent with the Company's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of tax examinations is not certain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months.

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

13. COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	June 30,
(in thousands, except per share data)	2011	2010
Numerator:
Net income	$26,731	$25,946

Denominator:
Weighted average common shares-basic	46,688	48,128
Dilutive effect of employee equity incentive plans	1,372	1,586
Weighted average common shares-diluted	48,060	49,714

Earnings per common share-basic	$0.57	$0.54

Earnings per common share-diluted	$0.56	$0.52

Potentially dilutive securities excluded from earnings per common share-diluted because their effect is anti-dilutive	1,489	2,334

14. REVENUE AND MAJOR CUSTOMERS

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

The following table presents net revenues by product group:

	Three Months Ended
	June 30,
(in thousands)	2011	2010
Net revenues from unaffiliated customers:
Office and Contact Center	$130,999	$117,580
Mobile	32,164	38,657
Gaming and Computer Audio	7,395	9,325
Clarity	5,042	5,123
Total net revenues	$175,600	$170,685

The following table presents net revenues by geography:

	Three Months Ended
	June 30,
(in thousands)	2011	2010
Net revenues from unaffiliated customers:
U.S.	$100,291	$103,992

Europe, Middle East and Africa	43,162	38,782
Asia Pacific	19,237	16,263
Americas, excluding U.S.	12,910	11,648
Total international net revenues	75,309	66,693
Total net revenues	$175,600	$170,685

No customer accounted for 10% or more of total net revenues for the three months ended June 30, 2011 and 2010, nor did any one customer account for 10% or more of accounts receivable, net, at June 30, 2011 and March 31, 2011.

15. SUBSEQUENT EVENTS

On August 1, 2011, the Company's Board of Directors declared a cash dividend of $0.05 per share of the Company's common stock, payable on September 9, 2011 to stockholders of record at the close of business on August 19, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include statements containing our expectations regarding (i) the launch of additional Unified Communications ("UC") products and new Mobile products, (ii) our long-term strategy to invest for UC, (iii) the future of UC technologies, including the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectation concerning our revenue opportunity from UC, (iv) our expenses, including research and development expenses and sales, general and administrative expenses, (v) our future tax rate, (vi) our anticipated capital expenditures for the remainder of fiscal 2012, (vii) the sufficiency of our cash, cash equivalents and cash from operations, (viii) our ability to draw funds on our credit facility as needed, and (ix) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission (“SEC”) including our annual Report on Form 10-K for the fiscal year ended March 31, 2011.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship a broad range of products to approximately 60 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other regions of the world are less mature, and, while we primarily serve the contact center markets in those regions, we continued to expand into the office, mobile and entertainment, digital audio and specialty telephone markets in those regions and additional international locations.

Unified Communications ("UC") is widely expected to increase the adoption and use of headsets in enterprise applications.  Headsets help to enable voice to be delivered naturally in the UC environment.  As UC is adopted by enterprises to reduce costs and improve collaboration, headsets are expected to be an important part of the UC environment.  In fiscal 2012, we remain focused on our long-term strategy to invest in UC as a key long-term driver of revenue and profit growth. We continue to focus on innovative product development, including the use of software and services as part of our products.

Consolidated net revenues increased to $175.6 million in the first quarter of fiscal 2012 from $170.7 million in the first quarter of fiscal 2011 driven by higher sales of our Office and Contact Center (“OCC”) products which increased $13.4 million or 11% from the same quarter a year ago.  The increase in net revenues from these products in the current quarter was primarily from increased demand for headsets designed for UC and our participation in the UC market.  This increase was offset in part by lower Mobile revenues which decreased by $6.5 million or 17% over the same quarter a year ago due to declines in the U.S. as a result of some market share loss in the U.S. and overall weakness in the product category offset in part by revenue growth in Asia Pacific ("APAC") and Europe, Middle East and Africa ("EMEA").

Our gross profit as a percentage of net revenue increased to 53.6% in the first quarter of fiscal 2012 from 52.4% in the first quarter of fiscal 2011 due to a shift in revenue mix to our higher margin OCC products which represented 75% of our net revenues in the first quarter of fiscal 2012 compared to 69% in the same quarter a year ago. In the Mobile market, particularly for consumer applications, margins are typically lower than for our enterprise applications due to the level of competition and pricing pressures.

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

	Three Months Ended June 30,
(in thousands except percentages)	2011		2010
Net revenues	$175,600	100.0%	$170,685	100.0%
Cost of revenues	81,542	46.4%	81,237	47.6%
Gross profit	94,058	53.6%	89,448	52.4%
Operating expenses:
Research, development and engineering	16,906	9.6%	14,901	8.7%
Selling, general and administrative	42,116	24.0%	38,686	22.7%
Total operating expenses	59,022	33.6%	53,587	31.4%
Operating income	35,036	20.0%	35,861	21.0%
Interest and other income (expense), net	641	0.4%	(382)	(0.2)%
Income before income taxes	35,677	20.4%	35,479	20.8%
Income tax expense	8,946	5.1%	9,533	5.6%
Net income	26,731	15.3%	25,946	15.2%

NET REVENUES

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)
Net revenues from unaffiliated customers:
Office and Contact Center	$130,999	$117,580	$13,419	11.4%
Mobile	32,164	38,657	(6,493)	(16.8)%
Gaming and Computer Audio	7,395	9,325	(1,930)	(20.7)%
Clarity	5,042	5,123	(81)	(1.6)%
Total net revenues	$175,600	$170,685	$4,915	2.9%

OCC products represent our largest source of revenues, while Mobile products represent large unit volume opportunities.  Revenues may vary due to seasonality, the timing of new product introductions, discounts and other incentives and channel mix.

Net revenues increased to $175.6 million in the first quarter of fiscal 2012 from $170.7 million in the first quarter of fiscal 2011 as a result of higher OCC revenues, growth in emerging markets and the benefit of a weaker U.S. dollar ("USD") primarily against the Euro, offset in part by a decline in the Mobile market. The growth in OCC revenues was due primarily to continued growth in UC revenues.

Fluctuations in net revenues for the three months ended June 30, 2011 compared to the same quarter a year ago resulted primarily from the following:

•	OCC net revenues increased by $13.4 million due primarily to growth in UC revenues and growth in emerging markets.

•
Mobile net revenues decreased $6.5 million due to declines in the U.S. as a result of some market share loss and overall weakness in the product category, offset in part by international growth driven by market share gains in the APAC and EMEA regions.

Geographical Information

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$100,291	$103,992	$(3,701)	(3.6)%
As a percentage of net revenues	57.1%	60.9%	(3.8)	ppt.
EMEA	43,162	38,782	4,380	11.3%
APAC	19,237	16,263	2,974	18.3%
Americas, excluding U.S.	12,910	11,648	1,262	10.8%
Total international net revenues	75,309	66,693	8,616	12.9%
As a percentage of net revenues	42.9%	39.1%	3.8	ppt.
Total net revenues	$175,600	$170,685	$4,915	2.9%

Consolidated U.S. net revenues as a percentage of total net revenues were 57% in the first quarter of fiscal 2012 and 61% in the same quarter of the prior year.  U.S. net revenues decreased 3.6% in the three months ended June 30, 2011, due primarily to a decline in revenues for Mobile products due to some market share loss and overall weakness in the product category, partially offset by growth in OCC products due primarily to growth in UC revenues.  International net revenues increased to 43% of total net revenues in the first quarter of fiscal 2012, as compared to 39% in the same prior year quarter. International net revenues increased by 12.9% for the quarter ended June 30, 2011 compared to the same prior year quarter.  The EMEA region increased due to improved demand for OCC products and increased product placements in the Mobile market.  APAC region revenues increased mostly from higher Mobile revenues due to increased product placements, and growth in OCC product revenues as a result of growth in emerging markets and increased channel resources.

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

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)
Net revenues	$175,600	$170,685	$4,915	2.9%
Cost of revenues	81,542	81,237	305	0.4%
Consolidated gross profit	$94,058	$89,448	$4,610	5.2%
Consolidated gross profit %	53.6%	52.4%	1.2	ppt.

As a percentage of net revenues, the increase in gross profit in the quarter ended June 30, 2011 as compared to the same quarter a year ago was due primarily to the following:

•
a 1.2 percentage point benefit from higher product margins driven mostly by a favorable product mix consisting of a higher portion of OCC revenues which generally have a higher gross margin than other product categories;

•	a 0.7 percentage point benefit from a weaker USD; and

•	a 0.4 percentage point benefit from lower freight costs.

These benefits were partially offset by the following:

•	a 0.9 percentage point decrease from higher commodity and sourcing costs; and

•	a 0.5 percentage point decrease from higher requirements for warranty provisions.

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

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)
Research, development and engineering	$16,906	$14,901	$2,005	13.5%
% of total net revenues	9.6%	8.7%	0.9	ppt.

For the three months ended June 30, 2011, research, development and engineering expenses increased as compared to the same period a year ago due primarily to $1.0 million in higher compensation expenses mostly as a result of increased headcount to support development of UC products, along with increased outsourced project costs to support our UC and other product portfolios.
We anticipate that our research, development and engineering expenses will increase in the remaining quarters of fiscal 2012 due to increased UC and software investments.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including IT costs, facilities, human resources, and bad debt expense.

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)
Selling, general and administrative	$42,116	$38,686	$3,430	8.9%
% of total net revenues	24.0%	22.7%	1.3	ppt.

In the three months ended June 30, 2011, compared to the same year ago quarter, selling, general and administrative expenses increased due mostly to higher compensation expenses of $2.0 million primarily as a result of increased headcount and $1.0 million due to higher travel expense, as well as marketing promotional costs related primarily to our integrated marketing programs which promote our brand and capabilities for the UC market and our global sales training and communication events.

We anticipate our selling, general and administrative expenses will remain relatively stable in the remaining quarters of fiscal 2012.

OPERATING INCOME

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)
Operating income	$35,036	$35,861	$(825)	(2.3)%
% of total net revenues	20.0%	21.0%	(1.0)	ppt.

In the three months ended June 30, 2011, compared to the same prior year period, consolidated operating income decreased slightly primarily as a result of higher operating expenses to support future expected growth.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)
Interest and other income (expense), net	$641	$(382)	$1,023	(267.8)%
% of total net revenues	0.4%	(0.2)%	0.6	ppt.

In the three months ended June 30, 2011, compared to the same prior year period, interest and other income (expense), net increased due primarily to greater foreign currency exchange gains and increased interest income from our investment portfolio.

INCOME TAX EXPENSE

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)
Income before income taxes	$35,677	$35,479	$198	0.6%
Income tax expense	8,946	9,533	(587)	(6.2)%
Net income	$26,731	$25,946	$785	3.0%
Effective tax rate	25.1%	26.9%	(1.8)	ppt.

Our effective tax rate for the three months ended June 30, 2011 was 25.1%, compared to 26.9% for the same period a year ago.  The lower effective tax rate for the three months ended June 30, 2011 compared to the same period a year ago is due primarily to a larger proportion of income earned in foreign jurisdictions during the quarter which is taxed at lower rates, as well as the reinstatement of the United States (“U.S.”) federal research tax credit in December 2010 which was extended through December 2011 and was not available in the same period a year ago. The effective tax rate differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

As of June 30, 2011, we had $11.2 million of unrecognized tax benefits, compared to $10.5 million at March 31, 2011, recorded in Long-term income taxes payable on the Condensed consolidated balance sheet, all of which would favorably impact the effective tax rate in future periods if recognized.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense.  The accrued interest related to unrecognized tax benefits is $1.8 million as of June 30, 2011 as compared to $1.7 million as of March 31, 2011.  No penalties have been accrued.

We believe that an adequate provision has been made for any adjustments that may result from tax examinations; however, the outcome of such examinations cannot be predicted with certainty. If any issues addressed in the tax examinations are resolved in a manner inconsistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of tax examinations is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next twelve months.

We are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  We are no longer subject to U.S. federal tax examinations by tax authorities for tax years prior to 2008.  We under examination by the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2006, except for the United Kingdom which has been concluded for tax years prior to fiscal 2009.

FINANCIAL CONDITION

The table below provides selected Condensed consolidated cash flow information for the periods presented:

	Three Months Ended
	June 30,
(in thousands)	2011	2010
Cash provided by operating activities	$19,223	$32,047

Capital expenditures and other assets	$(3,935)	$(3,007)
Cash provided by maturities and sales of investments, net	998	23,250
Cash (used for) provided by investing activities	$(2,937)	$20,243

Repurchase of common stock	$(90,668)	$(43,706)
Equity forward contract related to accelerated share repurchase program	(18,872)	—
Proceeds from issuance of common stock	11,515	7,666
Payment of cash dividends	(2,427)	(2,456)
Cash (used for) provided by other financing activities	1,865	661
Cash used for financing activities	$(98,587)	$(37,835)

Cash Flows from Operating Activities

Cash flows from operating activities for the three months ended June 30, 2011 consisted of net income of $26.7 million, non-cash charges of $5.2 million and working capital uses of cash of $12.7 million.  Non-cash charges consisted primarily of $4.2 million of stock-based compensation, $3.5 million of depreciation and amortization and a $1.4 million income tax benefit associated with stock option exercises, offset in part by $2.6 million in excess tax benefits from stock-based compensation expense and a $2.1 million benefit from deferred income taxes.  Working capital uses of cash consisted primarily of an increase in accounts receivable and inventory and decreases in accounts payable and accrued liabilities.  The days sales outstanding (“DSO”) as of June 30, 2011 increased to 56 days from 51 days as of June 30, 2010 which was primarily a result of the timing of when revenues were earned in the quarter resulting in an increase in the accounts receivable balance as of June 30, 2011 in comparison to the same period in the prior year. Inventory turns increased to 5.7 for the three months ended June 30, 2011 as compared to 4.2 for the same period in the prior year due to lower inventory levels as of June 30, 2011 than as of June 30, 2010. The working capital uses of cash were offset in part by working capital sources of cash, primarily from a decrease in prepaid income taxes.

Cash flows from operating activities for the three months ended June 30, 2010 consisted of net income of $25.9 million, non-cash charges of $6.6 million and working capital uses of cash of $0.5 million.  Non-cash charges related primarily to $4.0 million of depreciation and amortization and $3.8 million of stock-based compensation, offset in part by a $1.2 million benefit from deferred income taxes.  Working capital uses of cash consisted primarily of increases in inventory and accounts receivable.  The working capital uses of cash were offset in part by working capital sources of cash, primarily from an increase in accounts payable related to the increase in inventory and an increase in income taxes payable.

Cash Flows from Investing Activities

Net cash flows used for investing activities for the three months ended June 30, 2011 consisted primarily of $63.1 million and $35.1 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $3.9 million related primarily to building improvements, IT projects and tooling.  These uses of cash were offset in part by net proceeds of $99.2 million from sales and maturities of short-term and long-term investments.

Net cash flows provided by investing activities for the three months ended June 30, 2010 consisted primarily of net proceeds of $23.3 million from the sale of our Auction Rate Securities (“ARS”) short-term investments at par value and capital expenditures of $3.0 million primarily related to tooling and IT projects.

Cash Flows used for Financing Activities

Net cash flows used for financing activities for the three months ended June 30, 2011 consisted primarily of $90.7 million related to the repurchase of common stock including repurchases under our accelerated share repurchase program ("ASR Program"), $18.9 million for equity forward contracts related to the ASR Program, and dividend payments of $2.4 million which were partially offset by $11.5 million in proceeds from the exercise of stock options.

Net cash flows used in financing activities for the three months ended June 30, 2010 consisted primarily of $43.7 million related to the repurchase of common stock and dividend payments of $2.5 million which were partially offset by $7.7 million in proceeds from the sale of treasury stock issued for purchases under our Employee Stock Purchase Plan ("ESPP").

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been to repurchase our common stock.  At June 30, 2011, we had working capital of $441.8 million, including $329.8 million of cash, cash equivalents and short-term investments, compared with working capital of $524.1 million, including $430.0 million of cash, cash equivalents and short-term investments at March 31, 2011.  The decrease in working capital at June 30, 2011 compared to March 31, 2011 is a result of the decrease in cash and cash equivalents due to significant payments made for repurchases of our common stock in the quarter ended June 30, 2011 which were funded from cash and cash equivalents on hand at March 31, 2011.  As of June 30, 2011, of our $329.8 million of cash, cash equivalents and short-term investments, $69.1 million is held in the U.S. while $260.7 million is held internationally and would be subject to U.S. tax if we repatriate it back to the U.S.

For the remainder of fiscal 2012, we expect to spend an additional $14.0 million to $16.0 million in capital expenditures, consisting primarily of building improvements, IT related expenditures and tooling for new products.  We will continue to evaluate new business opportunities and new markets; as a result, future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

From time to time, the Board of Directors authorizes plans under which we may repurchase shares of our common stock in the open market, depending on market conditions. During the quarter ended June 30, 2011, we repurchased in the open market 270,000 shares of our common stock which was under a repurchase plan authorized by the Board of Directors on March 1, 2011 for 1,000,000 shares. The total cost of these repurchases was $9.5 million with an average price of $35.34 per share. As of June 30, 2011, there were 390,900 remaining shares authorized for repurchase under this authorized plan. In addition, the Company withheld 18,126 shares totaling $0.7 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans.

On May 3, 2011, the Board of Directors authorized the repurchase of up to 7,000,000 shares of our outstanding common stock.  As part of this authorization, on May 9, 2011, we entered into two separate Master Confirmation and Supplemental Confirmations with Goldman, Sachs & Co. ("Goldman") to repurchase an aggregate of $100 million of our common stock under an accelerated share repurchase program (the "ASR Program"). Goldman borrowed the shares that were delivered to us, and is expected to purchase sufficient shares of our common stock in the open market to return to lenders over the terms of the agreements. The ASR Program is expected to conclude no later than January 9, 2012, although in certain circumstances the termination date may be accelerated at Goldman's option. During the first three months of fiscal 2012, we repurchased 2,183,014 shares of our common stock under the ASR Program and the actual number of shares repurchased will be determined at the completion of the ASR Program. The final cost of these shares will be determined at the conclusion of the ASR Program. For additional information regarding the ASR Program, including the ASR Agreements, refer to Note 8, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our cash and cash equivalents as of June 30, 2011 consist of U.S. Treasury Bills or Treasury-Backed funds, Commercial Paper and bank deposits with third party financial institutions.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or if there are other adverse conditions in the financial markets.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits, upon repatriation.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  As of June 30, 2011, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposit (“CDs”).

We enter into foreign currency forward-exchange contracts, which typically mature in one month intervals, to hedge our exposure to foreign currency fluctuations of Euro, Great Britain Pound and Australian Dollar denominated cash balances, receivables and payables.  We record in the Condensed consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Condensed consolidated statement of operations.  Gains and losses associated with currency rate changes on contracts are recorded within Interest and other income (expense), net, offsetting transaction gains and losses on the related assets and liabilities.  Please see Item 3 Quantitative and Qualitative Disclosures About Market Risk for additional information.

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

Our liquidity, capital resources, and results of operations in any period could be affected by the exercise of outstanding stock options, restricted stock grants to employees and the issuance of common stock under our ESPP.  Further, the resulting increase in the number of outstanding shares could affect our earnings per share; however, we cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised at all.

In May 2011, we entered into a Credit Agreement with Wells Fargo Bank, National Association which provides for a $100 million unsecured revolving credit facility to augment our financial flexibility to facilitate the ASR Program.   If requested by us and agreed to by the Bank, the Bank may increase its commitment thereunder by up to $100 million, for a total facility size of up to $200 million.  Principal, together with accrued and unpaid interest, is due on the maturity date, May 9, 2014 and our obligations under the Credit Agreement are required to be guaranteed by our domestic subsidiaries, subject to certain exceptions. We have not yet drawn any funds under the credit facility. Loans will bear interest at the election of the Company (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The credit facility requires us to comply with a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum EBITDA coverage ratio, in each case at each fiscal quarter end and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200 million. The credit facility contains covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. We are currently in compliance with all covenants under the credit facility.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2011.  At June 30, 2011, unrecognized tax benefits and related interest were $11.2 million and $1.8 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, Long-term income taxes payable on our Condensed consolidated balance sheet includes these unrecognized tax benefits.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  There have been no changes to our critical accounting policies during the three months ended June 30, 2011.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There are no recently adopted accounting pronouncements other than as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Recently Issued Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011; therefore, we will adopt ASU 2011-05 in our fourth quarter of fiscal 2012. We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRSs”). ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB's intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company will adopt ASU 2011-04 in its fourth quarter of fiscal 2012. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $202.7 million at June 30, 2011 compared to $284.4 million at March 31, 2011.  We had short-term investments totaling $127.1 million at June 30, 2011, compared to $145.6 million at March 31, 2011.  We had long-term investments of $56.5 million at June 30, 2011, compared to $39.3 million at March 31, 2011.  Cash equivalents have a remaining maturity of three months or less at the date of purchase; short-term securities have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year; and long-term investments have effective maturities greater than one year, or we do not currently have the ability to liquidate the investment.  As of June 30, 2011, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds and Certificates of Deposit ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. A portion of our cash is managed by external managers within the guidelines of our investment policy. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be high credit quality, primarily rated A or A2, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. We recognized no material realized or unrealized net gains or losses during the three months ended June 30, 2011 and 2010.

Interest rates increased in the three months ended June 30, 2011 compared to the same prior year quarter. During the quarter ended June 30, 2011, we generated no significant interest income from our portfolio of cash equivalents and investments. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.

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

We experienced immaterial net foreign currency gains in the three months ended June 30, 2011. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP and AUD denominated cash, receivables and payables balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of June 30, 2011 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$21.7	$2.2	$(2.2)
GBP	Sell GBP	7.5	0.8	(0.8)
AUD	Sell AUD	5.0	0.5	(0.5)

Cash Flow Hedges

In the first quarter of fiscal 2012, approximately 43% of our net revenue was derived from sales outside of the U.S., which were denominated primarily in EUR and GBP.

As of June 30, 2011, we had foreign currency put and call option contracts with notional amounts of approximately €58.3 million and £16.6 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could incur a gain of $8.1 million or a loss of $9.3 million, respectively. The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of June 30, 2011(in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$110.7	$4.0	$(8.1)
Put options	102.8	4.1	(1.2)

Collectively, our swap contracts hedge against a portion of our forecasted MS$ denominated expenditures. As of June 30, 2011, we had cross currency swap contracts with notional amounts of approximately MX$268.9 million. The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of June 30, 2011 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$21.9	$(2.0)	$2.5

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of our business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  There were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Economic conditions may materially adversely affect the Company.

Global economic concerns such as the varying pace of global economic recovery continue to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in Greece, Portugal, Spain, Ireland and other countries in Europe and around the world raise concerns in markets important to our business. A global economic downturn could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

Financial institutions may continue to consolidate or cease to do business which could result in a tightening of the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. There could be a number of negative effects from a credit crisis on our business, which could include impaired credit availability and increased financial instability of our customers, including our distribution partners and other sales channel sources. Any of these events would likely harm our business, results of operations and financial condition.

Uncertainty regarding future economic conditions also makes it more challenging for us to forecast operating results, make business decisions, and identify the risks that may affect our business, sources and uses of cash, financial condition and results of operations. Further, fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. Dollars ("USD"), whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the Great Britain Pound (“GBP”). We hedge a portion of our Euro and GBP forecasted revenue exposure for the future 12 month period. We can offer no assurance that such strategies will be effective in minimizing our exposure. If the Euro and GBP fall against the USD, our revenues, gross profit and profitability in the future could be negatively affected. See also our risk titled “We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our revenues, gross profit, and profitability.”

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

•
From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our existing products. The introduction of new or enhanced products requires us to manage the transition from older product inventories and ensure that adequate levels of new products can be delivered to meet customer demand. In addition, we must maintain adequate levels of replacement inventory to support continued sales of older products during the product transition. Our failure to effectively manage transitions from older products could result in inventory obsolescence or shortage of older product if customers do not transition to the new products in a timely manner which could have a material adverse effect on our revenues and profitability.

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

Announcements of currently planned or other new products, capabilities, or technologies may cause customers to defer or stop purchasing our products until new products become available. Due to the risks inherent in transitioning to new products, we must forecast accurate demand for new products while managing the transition from established products. Among the risks associated with the introduction of new products are difficulty predicting customer demand and customer acceptance of the new products while effectively managing inventory levels to ensure adequate supply of the new product and avoid excess supply of the legacy product.

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

All of our markets are intensely competitive. We could experience a decline in average selling prices, competition on sales terms and conditions, or continual performance, technical and feature enhancements from our competitors. Also, aggressive industry pricing practices may result in downward pressure on margins.

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

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, Aliph's Jawbone brand, BlueAnt Wireless, Samsung, GN's Jabra brand, Bose and Sony Ericsson among many others.  Many of these competitors have substantially greater resources than we have, and each of them has established market positions in this business. In the office and contact center market, the largest competitors are GN and Sennheiser Communications. For the entertainment and computer audio market, our primary competitors are Logitech and Sennheiser.  Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products including products that are modeled on or are direct copies of our products. These new competitors are offering very low cost products which result in pricing pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

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

We have significant foreign manufacturing operations and rely on third party manufacturers located outside the United States, and a significant amount of our revenues are generated internationally.

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

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. Dollars, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the GBP. Furthermore, fluctuations in foreign currency rates impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with USD prices and to respond to currency-driven competitive pricing actions. We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability. Currency exchange rates are volatile, and while we hedge our major exposures, changes in exchange rates in the future may still have a negative impact on our financial results. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

We hedge a portion of our Euro and GBP forecasted revenue exposures for the future 12 month period. In addition, we hedge a portion of our Peso forecasted cost of revenues. Although we have employed these hedging techniques to minimize these risks, we can offer no assurance that such strategies will be effective. If the Euro and GBP fall against the USD, our revenues, gross profit and profitability in the future could be negatively affected.

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

We have $14.7 million of goodwill and other intangible assets recorded on our balance sheet, and we have incurred significant impairment losses over the last two fiscal years recorded in discontinued operations.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, the Company has $14.7 million of goodwill and other intangible assets on the Condensed consolidated balance sheets as of June 30, 2011.  It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets. If such a charge is necessary, it may have a material adverse affect our financial results.

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•	uncertain economic conditions, including the length of the recovery from the domestic and global recession, inflationary pressures, and a potential decline in investor confidence in the market place;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	repurchases of our common shares under our repurchase plans, including our accelerated share repurchase program;

•	our decision to declare dividends;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	general economic, political, and market conditions, including market volatility; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

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

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the first quarter of fiscal 2012:

	Total Number of Shares Purchased [1,2]		Average Price Paid per Share [3]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1,2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [5]
April 3, 2011 to April 30, 2011	210,000		$35.17	210,000	390,900
May 1, 2011 to June 4, 2011	2,261,140	[4]	$35.93	2,243,014	5,207,886
June 5, 2011 to July 2, 2011	—		$—	—	5,207,886

[1]
On March 1, 2011, the Board of Directors authorized a new plan to repurchase 1,000,000 shares of common stock. During the three months ended June 30, 2011, we repurchased 270,000 shares of our common stock under this plan in the open market at a total cost of $9.5 million and an average purchase price of $35.34 per share. As of June 30, 2011, there were 390,900 remaining shares authorized for repurchase under this plan.

[2]
On May 3, 2011, the Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock through open market or privately negotiated transactions. In connection with the May 3, 2011 stock repurchase authorization, we entered into two separate Master Confirmation and Supplemental Confirmations with a third-party investment bank to repurchase $100 million of common stock through an accelerated share repurchase program (the "ASR Program"). Under the ASR Program, we paid $100 million and received 2,183,014 shares in the first quarter of fiscal 2012, representing the minimum number of shares expected to be received under the ASR Program. The actual number of shares we may receive under the terms of the ASR Program will not be known until its conclusion, which is expected to occur in the fourth quarter of fiscal 2012. Shares purchased pursuant to the ASR Program are presented under "Total Number of Shares Purchased" and "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" in the periods in which they were received. For additional information regarding our common stock repurchases, refer to Note 8, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

[3]
"Average Price Paid per Share" reflects open market repurchases of common stock only. The average purchase price of common stock purchased pursuant to the ASR Program will not be determinable until conclusion of the ASR Program.

[4]	Includes 18,126 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[5]
"Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs" reflects the remaining shares authorized for repurchase under the March 1, 2011 plan, as well as the May 3, 2011 7,000,000 share repurchase authorization, less the shares received under the ASR Program during the three months ended June 30, 2011.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Accelerated Stock Buyback Master and Supplemental Confirmations dated May 9, 2011 by and between the Company and Goldman, Sachs & Co.					X

10.2	Collared Accelerated Stock Buyback Master and Supplemental Confirmations dated May 9, 2011 by and between the Company and Goldman, Sachs & Co.					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

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

PLANTRONICS, INC.

Date:	August 4, 2011	By:	/s/ Barbara V. Scherer
		Name:	Barbara V. Scherer
		Title:	Senior Vice President – Finance and Administration and Chief Financial Officer