Form 10-Q
period 2011-10-01
PLANTRONICS INC /CA/
filed 2011-11-03
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number: 1-12696

Plantronics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0207692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Encinal Street
Santa Cruz, California   95060
(Address of principal executive offices)
(Zip Code)

(831) 426-5858
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 29, 2011, 43,507,296 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$185,377	$284,375
Short-term investments	104,582	145,581
Accounts receivable, net	103,026	103,289
Inventory, net	60,717	56,473
Deferred tax asset	12,264	11,349
Other current assets	14,356	16,653
Total current assets	480,322	617,720
Long-term investments	59,030	39,332
Property, plant and equipment, net	74,249	70,622
Goodwill and purchased intangibles, net	14,531	14,861
Other assets	2,108	2,112
Total assets	$630,240	$744,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,112	$33,995
Accrued liabilities	51,329	59,607
Total current liabilities	76,441	93,602
Deferred tax liability	5,632	3,526
Long-term income taxes payable	13,436	11,524
Revolving line of credit	17,500	—
Other long-term liabilities	1,080	1,143
Total liabilities	114,089	109,795
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock	732	720
Additional paid-in capital	509,611	499,027
Accumulated other comprehensive income	4,932	1,473
Retained earnings	242,000	192,468
Total stockholders' equity before treasury stock	757,275	693,688
Less: Treasury stock, at cost	(241,124)	(58,836)
Total stockholders' equity	516,151	634,852
Total liabilities and stockholders' equity	$630,240	$744,647

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$176,948	$158,255	$352,548	$328,940
Cost of revenues	77,982	72,296	159,524	153,533
Gross profit	98,966	85,959	193,024	175,407
Operating expenses:
Research, development and engineering	17,651	15,206	34,557	30,107
Selling, general and administrative	44,418	36,742	86,534	75,428
Total operating expenses	62,069	51,948	121,091	105,535
Operating income	36,897	34,011	71,933	69,872
Interest and other income (expense), net	(58)	1,017	583	635
Income before income taxes	36,839	35,028	72,516	70,507
Income tax expense	9,318	9,599	18,264	19,132
Net income	$27,521	$25,429	$54,252	$51,375

Earnings per common share:
Basic	$0.62	$0.54	$1.19	$1.08
Diluted	$0.60	$0.52	$1.16	$1.05

Shares used in computing earnings per common share:
Basic	44,556	47,087	45,664	47,607
Diluted	45,717	48,524	46,950	49,148

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,252	$51,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,849	7,765
Stock-based compensation	8,688	7,789
Provisions for sales allowances and doubtful accounts	100	238
Provision for excess and obsolete inventories	1,321	242
Benefit from deferred income taxes	(5,765)	(2,846)
Income tax benefit associated with stock option exercises	1,924	1,457
Excess tax benefit from stock-based compensation	(3,360)	(907)
Amortization of premium on investments, net	849	—
Other operating activities	289	189

Changes in assets and liabilities:
Accounts receivable, net	246	(6,802)
Inventory, net	(5,390)	334
Current and other assets	(408)	(1,212)
Accounts payable	(8,883)	(4,064)
Accrued liabilities	(6,762)	(945)
Income taxes	12,630	4,672
Cash provided by operating activities	56,580	57,285

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	66,060	23,250
Proceeds from maturities of short-term investments	83,108	—
Purchase of short-term investments	(88,783)	(64,842)
Proceeds from sales of long-term investments	4,936	—
Purchase of long-term investments	(45,194)	(14,739)
Capital expenditures and other assets	(10,044)	(6,227)
Cash provided by (used for) investing activities	10,083	(62,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(184,067)	(59,979)
Equity forward contract related to accelerated share repurchase program	(15,000)	—
Proceeds from sale of treasury stock	2,519	2,022
Proceeds from issuance of common stock	16,664	11,079
Proceeds from revolving line of credit	17,500	—
Payment of cash dividends	(4,720)	(4,838)
Employees' tax withheld and paid for restricted stock and restricted stock units	(880)	(62)
Excess tax benefit from stock-based compensation	3,360	907
Cash used for financing activities	(164,624)	(50,871)
Effect of exchange rate changes on cash and cash equivalents	(1,037)	612
Net decrease in cash and cash equivalents	(98,998)	(55,532)
Cash and cash equivalents at beginning of period	284,375	349,961
Cash and cash equivalents at end of period	$185,377	$294,429

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the Company's March 31, 2011 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which was filed with the SEC on May 31, 2011.  The results of operations for the interim period ended September 30, 2011 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on March 31, 2012 and consists of 52 weeks and the prior fiscal year ended on April 2, 2011 and also consisted of 52 weeks.  The Company’s results of operations for the three and six months ended October 1, 2011 and October 2, 2010 each contain 13 weeks and 26 weeks, respectively.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

Certain financial statement reclassifications have been made to previously reported amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

There are no recently adopted accounting pronouncements other than as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Recently Issued Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU amends existing guidance by allowing an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test that is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses, if any, to be recognized. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company expects to early adopt ASU 2011-8 in its fourth quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which would be the Company's first quarter of fiscal 2013. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRSs”). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. This new guidance is effective during interim and annual periods beginning after December 15, 2011, which would be the Company's fourth quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	September 30,	March 31,
(in thousands)	2011	2011
Accounts receivable	$125,245	$125,137
Provisions for returns	(8,176)	(10,437)
Provisions for promotions, rebates and other	(13,394)	(10,460)
Provisions for doubtful accounts and sales allowances	(649)	(951)
Accounts receivable, net	$103,026	$103,289

Inventory, net:

	September 30,	March 31,
(in thousands)	2011	2011
Raw materials	$16,176	$15,315
Work in process	3,026	2,558
Finished goods	41,515	38,600
Inventory, net	$60,717	$56,473

Accrued Liabilities:

	September 30,	March 31,
(in thousands)	2011	2011
Employee compensation and benefits	$23,396	$27,478
Warranty obligation accrual	13,379	11,016
Accrued advertising and sales and marketing	2,071	2,873
Accrued other	12,483	18,240
Accrued liabilities	$51,329	$59,607

Changes during the six months ended September 30, 2011 in the warranty obligation accrual, which is included as a component of Accrued liabilities in the Condensed consolidated balance sheets, are as follows:

Six Months Ended
(in thousands)	September 30, 2011

Warranty obligation accrual at March 31, 2011	$11,016
Warranty provision relating to products shipped	9,139
Deductions for warranty claims processed	(6,776)
Warranty obligation accrual at September 30, 2011	$13,379

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table represents the Company’s cash, cash equivalents and investments as of September 30, 2011 and March 31, 2011:

(in thousands)	September 30, 2011				March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$168,875	$—	$—	$168,875	$136,804	$—	$—	$136,804
Cash equivalents	16,500	2	—	16,502	147,573	1	(3)	147,571
Total Cash and cash equivalents	$185,375	$2	$—	$185,377	$284,377	$1	$(3)	$284,375

Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$61,988	$27	$(4)	$62,011	$98,845	$17	$(1)	$98,861
Commercial Paper	17,988	1	—	17,989	30,071	5	(1)	30,075
Corporate Bonds	22,070	6	(12)	22,064	11,212	4	—	11,216
Certificates of Deposit ("CDs")	2,517	1	—	2,518	5,420	9	—	5,429
Total Short-term investments	$104,563	$35	$(16)	$104,582	$145,548	$35	$(2)	$145,581

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$21,071	$8	$(24)	$21,055	$17,387	$4	$—	$17,391
Corporate Bonds	33,316	17	(249)	33,084	19,086	8	(35)	19,059
CDs	4,881	11	(1)	4,891	2,879	3	—	2,882
Total Long-term investments	$59,268	$36	$(274)	$59,030	$39,352	$15	$(35)	$39,332

Total cash, cash equivalents and investments	$349,206	$73	$(290)	$348,989	$469,277	$51	$(40)	$469,288

As of September 30, 2011 and March 31, 2011, all of the Company’s investments are classified as available-for-sale securities.

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents, short-term investments and long-term investments, classified by stated maturity as of September 30, 2011 and March 31, 2011:

(in thousands)	September 30, 2011		March 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$121,063	$121,084	$293,121	$293,152
Due in 1 to 3 years	59,268	59,030	39,352	39,332
Total	$180,331	$180,114	$332,473	$332,484

The Company did not incur any material realized or unrealized net gains or losses in the three or six months ended September 30, 2011 or 2010.

5. FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of September 30, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$168,875	$—	$—	$168,875
U.S. Treasury Bills and Government Agency Securities	—	5,004	—	5,004
Commercial Paper	—	4,998	—	4,998
Money Market Accounts	6,500	—	—	6,500
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	34,016	27,995	—	62,011
Commercial Paper	—	17,989	—	17,989
Corporate Bonds	—	22,064	—	22,064
CDs	—	2,518	—	2,518
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	—	21,055	—	21,055
Corporate Bonds	—	33,084	—	33,084
CDs	—	4,891	—	4,891
Other current assets:
Derivative assets	—	2,619	—	2,619
Total assets measured at fair value	$209,391	$142,217	$—	$351,608

Accrued liabilities:
Derivative liabilities	$23	$2,292	$—	$2,315

Fair Values as of March 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$136,804	$—	$—	$136,804
U.S. Treasury Bills and Government Agency Securities	74,991	7,002	—	81,993
Commercial Paper	—	22,495	—	22,495
Corporate Bonds	—	3,082	—	3,082
CDs	—	2,001		2,001
Money Market Accounts	38,000	—	—	38,000
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	71,756	27,105	—	98,861
Commercial Paper	—	30,075	—	30,075
Corporate Bonds	—	11,216	—	11,216
CDs	—	5,429	—	5,429
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	7,955	9,436	—	17,391
Corporate Bonds	—	19,059	—	19,059
CDs	—	2,882	—	2,882
Other current assets:
Derivative assets	—	360	—	360
Total assets measured at fair value	$329,506	$140,142	$—	$469,648

Accrued liabilities:
Derivative liabilities	$27	$4,174	$—	$4,201

Level 1 financial assets consist of cash, money market accounts and United States ("U.S.") Treasury Bills.  Level 1 financial liabilities consist of foreign exchange forward contracts not designated as hedges.  The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, CDs and derivative foreign currency call and put option contracts.  Fair value is determined using inputs that are observable, either directly or indirectly, such as quoted market prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations, such as the Black Scholes valuation model, in which all significant inputs are observable or can be derived principally from or corroborated with observable market data covering substantially the full term of the assets or liabilities. During the six months ended September 30, 2011, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

The Company had no Level 3 financial assets or liabilities as of September 30, 2011 or March 31, 2011.

6. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill as of September 30, 2011 and March 31, 2011 was $14.0 million.

The following table presents the carrying value of acquired intangible assets with remaining net book values as of each period:

	September 30, 2011			March 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Useful Life
Technology	$3,000	$(3,000)	$—	$3,000	$(2,812)	$188	6	years
Customer relationships	1,705	(1,184)	521	1,705	(1,044)	661	8	years
OEM relationships	27	(22)	5	27	(20)	7	7	years
Total	$4,732	$(4,206)	$526	$4,732	$(3,876)	$856

The aggregate amortization expense relating to purchased intangible assets was immaterial for the three and six months ended September 30, 2011 and 2010.

7. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense included in the Condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Cost of revenues	$559	$565	$1,105	$1,098

Research, development and engineering	1,028	967	1,975	1,904
Selling, general and administrative	2,921	2,480	5,608	4,787
Stock-based compensation expense included in operating expenses	3,949	3,447	7,583	6,691

Total stock-based compensation expense	4,508	4,012	8,688	7,789
Income tax benefit	(1,441)	(1,305)	(2,723)	(2,346)
Total stock-based compensation expense, net of tax	$3,067	$2,707	$5,965	$5,443

Stock Options

The following is a summary of the Company’s stock option activity during the six months ended September 30, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2011	5,360	$25.58
Options granted	424	$35.54
Options exercised	(795)	$20.95
Options forfeited or expired	(703)	$39.33
Outstanding at September 30, 2011	4,286	$25.17	3.6	$21,669
Vested and expected to vest at September 30, 2011	4,186	$24.99	3.5	$21,573
Exercisable at September 30, 2011	3,119	$23.18	2.7	$19,052

The total intrinsic value of options exercised during the six months ended September 30, 2011 and 2010 was $11.7 million and $5.1 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the six months ended September 30, 2011 was $16.7 million.

As of September 30, 2011, total unrecognized compensation cost related to unvested stock options was $10.0 million which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the six months ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at March 31, 2011	688	$29.52
Restricted stock granted	390	$36.36
Restricted stock vested	(68)	$27.90
Restricted stock forfeited	(28)	$29.64
Unvested at September 30, 2011	982	$32.47

The weighted average grant-date fair value of awards of restricted stock and restricted stock units (collectively "restricted stock") is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the six months ended September 30, 2011 and 2010 was $36.36 and $30.16, respectively. The total fair value of restricted stock that vested during the six months ended September 30, 2011 and 2010 was $1.9 million and $0.7 million, respectively.

As of September 30, 2011, total unrecognized compensation cost related to unvested restricted stock was $21.0 million which is expected to be recognized over a weighted average period of 2.9 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  The fair value of stock options and ESPP shares granted during the respective periods is estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Employee Stock Options	2011	2010	2011	2010
Expected volatility	44.7%	46.6%	44.4%	46.3%
Risk-free interest rate	0.6%	1.2%	1.2%	1.7%
Expected dividends	0.6%	0.7%	0.6%	0.7%
Expected life (in years)	4.0	4.2	4.0	4.2
Weighted-average grant date fair value	$10.85	$11.14	$12.18	$11.22
ESPP
Expected volatility	38.7%	41.8%	38.7%	41.8%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected dividends	0.6%	0.7%	0.6%	0.7%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average grant date fair value	$8.00	$8.02	$8.00	$8.02

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense in the Condensed consolidated statements of operations using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest.

8. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") authorizes programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock. Repurchases by the Company pursuant to the Board authorized programs during the six months ended September 30, 2011 and 2010 are discussed below. As of September 30, 2011, there were 2,163,034 remaining shares authorized for repurchase.

Open Market Repurchases

Under the Board authorized programs, in the six months ended September 30, 2011 and 2010, respectively, the Company repurchased 1,529,983 and 2,034,700 shares of its common stock in the open market for a total cost of $49.1 million and $60.0 million and an average price per share of $32.07 and $29.48.

In addition, the Company withheld shares valued at $0.9 million in the six months ended September 30, 2011, compared to an immaterial amount in the six months ended September 30, 2010, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's Condensed consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company as they reduce the number of shares outstanding as a result of the vesting and do not represent an expense to the Company.

Privately Negotiated Transactions

In May 2011, pursuant to a Board authorized accelerated share repurchase ("ASR") program, the Company entered into two separate Master Confirmation and Supplemental Confirmations (the “May 2011 ASR Agreements”) with Goldman, Sachs & Co. (“Goldman”) consisting of a "Collared ASR Agreement" and an "Uncollared ASR Agreement". In August 2011, the Company entered into an additional Supplemental Confirmation with Goldman, consisting of an uncollared ASR (the "August 2011 Uncollared ASR Agreement"). Details of these transactions are described further below.

In accordance with the Equity topic of the FASB Accounting Standards Codification ("ASC"), the Company accounted for each agreement with Goldman as two separate transactions: (i) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (ii) as a forward contract indexed to the Company’s own common stock. As such, the Company accounted for the shares that it received under the May 2011 ASR Agreements and the August 2011 Uncollared ASR Agreement as a repurchase of its common stock for the purpose of calculating earnings per common share. The Company has determined that the forward contracts indexed to the Company’s common stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB ASC and, therefore, were not accounted for as derivative instruments.

May 2011 ASR Agreements

Under the May 2011 ASR Agreements, the Company paid Goldman $100.0 million in May 2011, and, during the six months ended September 30, 2011, Goldman delivered 2,831,519 shares of the Company's common stock.

Under the Collared ASR Agreement, the number of shares repurchased by the Company was based generally on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the Collared ASR Agreement, subject to collar provisions that established minimum and maximum numbers of shares based on the average VWAP over an initial hedge period. In May 2011, the Company paid Goldman $50.0 million in exchange for an initial delivery to the Company of 867,690 shares valued at the closing price of the Company's common stock of $37.56 on May 9, 2011, which was the date the major terms of the agreement to purchase the shares were known. Goldman delivered an additional 360,865 shares to the Company in May 2011 valued at the closing price of the Company's common stock of $35.16 on May 23, 2011 which was the date the initial hedge period ended. The remaining $4.7 million was recorded as an equity forward contract and was included in Additional paid-in capital in the Condensed consolidated balance sheet until settlement.

In August 2011, Goldman accelerated the end of the repurchase period and the Company received an additional 170,370 shares of its common stock upon the settlement of the Collared ASR Agreement. Accordingly, the Company received a total of 1,398,925 shares from Goldman under the Collared ASR through September 30, 2011 at a total cost of $50.0 million and an average price per share of $35.74 based on the VWAP of the Company's common stock during the term of the Collared ASR Agreement, less a discount. As of September 30, 2011, the entire repurchase price of $50.0 million is reflected as Treasury stock, at cost, in the Condensed consolidated balance sheet.

Under the Uncollared ASR Agreement, the number of shares repurchased by the Company was based generally on the VWAP of the Company's common stock during the term of the Uncollared ASR Agreement. In May 2011, the Company paid Goldman $50.0 million in exchange for an initial delivery to the Company of 954,459 shares, valued at the closing price of the Company's common stock of $37.56 on May 9, 2011, which was the date the major terms of the agreement to purchase the shares were known. Accordingly, the total consideration allocated to stock repurchases under the Uncollared ASR Agreement was $35.8 million. The remaining $14.2 million was recorded as an equity forward contract and was included in Additional paid-in capital in the Condensed consolidated balance sheet until settlement. In August 2011, Goldman accelerated the end of the repurchase period and the Company received an additional 478,135 shares of its common stock upon the settlement of the Uncollared ASR Agreement. Accordingly, the Company received a total of 1,432,594 shares from Goldman under the Uncollared ASR Agreement through September 30, 2011 at a total cost of $50.0 million and an average price per share of $34.90 based on the VWAP of the Company's common stock during the term of the Uncollared ASR Agreement, less a discount. As of September 30, 2011, the entire repurchase price of $50.0 million is reflected as Treasury stock, at cost, in the Condensed consolidated balance sheet.

August 2011 Uncollared ASR Agreement

Under the August 2011 Uncollared ASR Agreement, the Company will repurchase shares of its common stock for an aggregate purchase price of $50.0 million. The $50.0 million was paid in August 2011, and the Company received an initial delivery of 1,136,364 shares. Goldman borrowed the shares that were delivered to the Company and is obligated to purchase sufficient shares of the Company's common stock in the open market to return to lenders over the term of the agreement. The initial delivery to the Company represented approximately 70% of the shares expected to be repurchased based on the closing price of the Company's common stock of $30.80 on August 19, 2011, which was the date the major terms of the agreement to purchase the shares were known.

The August 2011 Uncollared ASR Agreement is expected to conclude no later than March 27, 2012, although in certain circumstances the termination date may be accelerated at Goldman's option. The actual number of shares repurchased will be determined at the completion of the August 2011 ASR Agreement. The Company received a total of 1,136,364 shares under the August 2011 Uncollared ASR Agreement during the three months ended September 30, 2011.

Under the August 2011 Uncollared ASR Agreement, the number of shares to be repurchased by the Company is based generally on the VWAP of the Company's common stock during the contractual term. At the conclusion of the August 2011 Uncollared ASR Agreement, the Company, at its election, may receive additional shares or may be required to pay additional cash or shares based generally on the VWAP of the Company's common stock during the term of the agreement. Based on the initial number of shares delivered and the Company's stock price on the date at which the major terms of the agreement to purchase the shares were known, the total consideration allocated to stock repurchases under the August 2011 Uncollared ASR Agreement was $35.0 million. The remaining $15.0 million was recorded as an equity forward contract and was included in Additional paid-in capital in the Condensed consolidated balance sheet as of September 30, 2011.

9. CREDIT AGREEMENT

In May 2011, the Company entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("the Bank"). The Credit Agreement provides for a $100 million unsecured revolving line of credit (the "line of credit") and if requested by the Company, the Bank may increase its commitment thereunder by up to $100 million, for a total facility size of up to $200 million. As of September 30, 2011, the Company had outstanding borrowings of $17.5 million under the line of credit.

Loans under the Credit Agreement bear interest at the election of the Company (i) at the Bank's announced prime rate less 1.50% per annum, (ii) at a daily one month LIBOR rate plus 1.10% per annum or (iii) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. Interest on the loans is payable quarterly in arrears. In addition, the Company pays a fee equal to 0.20% per annum on the average daily unused amount of the line of credit, which is payable quarterly in arrears.

Principal, together with accrued and unpaid interest, is due on the maturity date, May 9, 2014. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of LIBOR loans.

The Company's obligations under the Credit Agreement are guaranteed by the Company's domestic subsidiaries, subject to certain exceptions.

The line of credit requires the Company to comply with a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum EBITDA coverage ratio, in each case at each fiscal quarter end and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200 million.

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at September 30, 2011.

10. COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

The Company leases certain equipment and facilities under operating leases expiring in various years through fiscal 2017.  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2011 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2012 (remaining 6 months)	$2,218
2013	3,874
2014	3,370
2015	1,284
2016	564
Thereafter	49
Total minimum future rental payments	$11,359
Total consolidated rent expense for operating leases for the three and six months ended September 30, 2011 was approximately $1.4 million and $2.8 million, respectively, compared to $1.3 million and $2.7 million, respectively, for the three and six months ended September 30, 2010.

Unconditional Purchase Obligations

The Company purchases components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing lead times and ensure adequate component supply, the Company may enter into firm, non-cancelable and unconditional purchase obligations for which the terms exceed one year and for which amounts are not recorded in the Condensed consolidated balance sheets. As of September 30, 2011, such unconditional purchase obligations with remaining terms exceeding one year totaled $13.4 million. As of March 31, 2011, there were no arrangements with remaining terms exceeding one year.

Indemnifications

Under the terms of the Asset Purchase Agreement, dated October 2, 2009, a First Amendment to the Asset Purchase Agreement, dated November 30, 2009, a Side Letter to the Asset Purchase Agreement, dated January 8, 2010, and a second Side Letter to the Asset Purchase Agreement, dated February 15, 2010 (collectively, the “Purchase Agreement”) to sell Altec Lansing, the Company’s Audio Entertainment Group ("AEG") segment, the Company made representations and warranties to the purchaser about the condition of AEG, including matters relating to intellectual property, employee, tax and environmental laws.  No indemnification costs have been incurred as of September 30, 2011 or March 31, 2011.

Other Guarantees and Obligations

The Company sells substantially all of its products to end users through distributors, retailers, OEMs, and telephony service providers (collectively "customers"). As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, Plantronics’ standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products.  From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events relating to the sale and use of its products and services.  In addition, Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  In the Company’s experience, claims made under these indemnifications are rare and the associated estimated fair value of the liability is not material.

Claims and Litigation

The Company is presently engaged in various legal actions arising in the normal course of business.  The Company believes that it is unlikely that any of these actions will have a material adverse impact on its operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In the six (6) lawsuits that were consolidated for all pre-trial purposes in the United States District Court for the Central District of California (District Court) and renamed In Re Bluetooth Headset Products Liability Litigation, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) on August 19, 2011, issued a decision vacating and remanding the case to the District Court. On remand, the District Court is instructed to properly exercise its discretion in accordance with the principles set forth in the decision by the Ninth Circuit. In re-examining this case, the District Court may re-affirm its prior approval of the settlement, disapprove the settlement or approve a modified settlement. The District Court must properly analyze the conduct of the parties in accordance with the instructions of the Ninth Circuit. The District Court will set a schedule to accomplish this analysis and to re-issue its decision and judgment. The Company will continue to defend its interests throughout this process and the remainder of the case. Other than this item, there were no material developments in litigation since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

11. COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Net income	$27,521	$25,429	$54,252	$51,375
Unrealized gain (loss) on cash flow hedges, net of tax	2,768	(4,946)	4,033	(4,014)
Foreign currency translation gain (loss), net of tax	(1,059)	1,024	(407)	722
Unrealized gain (loss) on investments, net of tax	(220)	42	(167)	42
Comprehensive income	$29,010	$21,549	$57,711	$48,125

12. FOREIGN CURRENCY DERIVATIVES

Non-Designated Hedges

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  These foreign exchange forward contracts are not subject to the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC, but are carried at fair value with changes in the fair value recorded within Interest and other income, net, on the Condensed consolidated statements of operations in accordance with the Foreign Currency Matters Topic of the FASB ASC.  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.  The Company does not enter into foreign currency forward contracts for trading purposes.

As of September 30, 2011, the Company had foreign currency forward contracts denominated in Euros ("EUR"), Great Britain Pounds ("GBP"), and Australian Dollars ("AUD").  These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. dollar equivalent (“USD Equivalent”) at September 30, 2011:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
EUR	17,000	$22,841	Sell EUR	1 month
GBP	3,900	$6,092	Sell GBP	1 month
AUD	4,900	$4,755	Sell AUD	1 month

Foreign currency transactions, net of the effect of forward contract hedging activity, resulted in immaterial net losses in the three and six months ended September 30, 2011 and 2010, which are included in Interest and other income (expense), net, in the Condensed consolidated statements of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated EUR and GBP denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with put and call currency option contracts used as collars.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income in the Condensed consolidated balance sheets and subsequently reclassified into Net revenues in the Condensed consolidated statements of operations when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  The Company does not purchase options for trading purposes.  As of September 30, 2011, the Company had foreign currency put and call option contracts of approximately €62.6 million and £18.2 million.  As of March 31, 2011, the Company had foreign currency put and call option contracts of approximately €52.7 million and £14.5 million.

In the three and six months ended September 30, 2011, realized losses on cash flow hedges of $0.6 million and $2.6 million, respectively, were recognized in Net revenues, compared to realized gains of $0.9 million and $1.9 million, respectively, for the same periods in the prior year.  The Company expects to reclassify the entire gain of $2.4 million, net of tax, in Accumulated other comprehensive income to Net revenues during the next twelve months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Cost of revenues in the Condensed consolidated balance sheets when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  As of September 30, 2011 and March 31, 2011, the Company had foreign currency swap contracts of approximately MX$480.7 million and MX$343.9 million, respectively.

In the three and six months ended September 30, 2011 and 2010, there were no material realized gains or losses on MX$ cash flow hedges recognized in Cost of revenues.  Of the entire loss of $2.1 million, net of tax, recorded in Accumulated other comprehensive income, the Company expects to reclassify $1.9 million to Cost of revenues during the next twelve months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company’s outstanding MX$ currency swaps and approximate USD Equivalent at September 30, 2011:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	480,650	$36,775	Buy MX$	Monthly over 17 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
	September 30,	March 31,	September 30,	March 31,
(in thousands)	2011	2011	2011	2011
Foreign exchange contracts designated as cash flow hedges	$2,619	$360	$2,315	$4,201

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of September 30, 2011 and March 31, 2011, and the impact of designated derivative contracts before tax on Accumulated other comprehensive income ("OCI") for the six months ended September 30, 2011:

(in thousands)	Gain (loss) included in OCI as of March 31, 2011	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	Gain (loss) included in OCI as of September 30, 2011
Foreign exchange contracts designated as cash flow hedges	$(3,841)	$2,127	$(2,018)	$304

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Gross profit in the Condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(404)	$847	$(2,018)	$1,939

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income (expense), net in the Condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Gain (loss) on foreign exchange contracts	$2,096	$(2,574)	$1,299	$(528)

13. INCOME TAXES

The effective tax rate for both the three and six months ended September 30, 2011 was 25.3% and 25.2%, respectively, compared to 27.4% and 27.1%, respectively, in the same periods in the prior year.  The lower effective tax rate for both the three and six months ended September 30, 2011 compared to the same periods in the prior year is due primarily to a larger proportion of income earned in foreign jurisdictions during these periods which is taxed at lower rates, as well as the reinstatement in December 2010 of the U.S. federal research tax credit which was not available in the three and six months ended September 2010. The effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

As of September 30, 2011, the Company had $11.6 million of unrecognized tax benefits compared to $10.5 million at March 31, 2011 recorded in Long-term income taxes payable in the Condensed consolidated balance sheets, all of which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense in the Condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $1.9 million as of September 30, 2011 as compared to $1.7 million as of March 31, 2011.  No penalties have been accrued.

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

The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations; however, the outcome of such examinations cannot be predicted with certainty. If any issues addressed in the tax examinations are resolved in a manner inconsistent with the Company's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of any resolution and/or closure of tax examinations is not certain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months.

14. COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income	$27,521	$25,429	$54,252	$51,375

Denominator:
Weighted average common shares-basic	44,556	47,087	45,664	47,607
Dilutive effect of employee equity incentive plans	1,161	1,437	1,286	1,541
Weighted average common shares-diluted	45,717	48,524	46,950	49,148

Earnings per common share-basic	$0.62	$0.54	$1.19	$1.08

Earnings per common share-diluted	$0.60	$0.52	$1.16	$1.05

Potentially dilutive securities excluded from earnings per common share-diluted because their effect is anti-dilutive	1,946	2,254	1,781	2,214

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

The following table presents net revenues by product group for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Net revenues from unaffiliated customers:
Office and Contact Center	$136,395	$117,951	$267,394	$235,531
Mobile	28,341	27,581	60,505	66,238
Gaming and Computer Audio	8,381	8,179	15,776	17,504
Clarity	3,831	4,544	8,873	9,667
Total net revenues	$176,948	$158,255	$352,548	$328,940

The following table presents net revenues by geography for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Net revenues from unaffiliated customers:
U.S.	$101,196	$96,100	$201,487	$200,092

Europe, Middle East and Africa	43,596	36,299	86,758	75,081
Asia Pacific	19,993	14,642	39,230	30,905
Americas, excluding U.S.	12,163	11,214	25,073	22,862
Total international net revenues	75,752	62,155	151,061	128,848
Total net revenues	$176,948	$158,255	$352,548	$328,940

No customer accounted for 10% or more of Net revenues for the three or six months ended September 30, 2011 and 2010, nor did any one customer account for 10% or more of Accounts receivable, net in the Condensed consolidated balance sheets at September 30, 2011 and March 31, 2011.

16. SUBSEQUENT EVENTS

On November 1, 2011, the Board declared a cash dividend of $0.05 per share of the Company's common stock, payable on December 9, 2011 to stockholders of record at the close of business on November 18, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include statements containing our expectations regarding (i) the launch of additional Unified Communications ("UC") products and new Mobile products, (ii) our long-term strategy to invest for UC, (iii) the future of UC technologies, including the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectation concerning our revenue opportunity from UC, (iv) our expenses, including research, development and engineering expenses and sales, general and administrative expenses, (v) our future tax rate, (vi) our anticipated capital expenditures for the remainder of fiscal 2012, (vii) the sufficiency of our cash, cash equivalents and cash from operations, (viii) our ability to draw funds on our credit facility as needed, and (ix) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission (“SEC”) including our annual Report on Form 10-K for the fiscal year ended March 31, 2011.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

UC is widely expected to increase the adoption and use of headsets in enterprise applications.  Headsets help to enable voice communications to be delivered naturally in the UC environment.  As UC is adopted by enterprises to reduce costs and improve collaboration, headsets are expected to be an important part of the UC environment.  In fiscal 2012, we remain focused on our long-term strategy to invest in UC as a key long-term driver of revenue and profit growth. We continue to focus on innovative product development, including the use of software and services as part of our products.

In the second quarter of fiscal 2012, our consolidated net revenues of $176.9 million increased $18.7 million or 12% from $158.3 million in the second quarter of fiscal 2011 driven by higher sales of our Office and Contact Center (“OCC”) products which increased $18.4 million or 16% from the same quarter a year ago.  The increase in net revenues from these products in the current quarter was primarily due to increased demand for headsets designed for UC and our participation in the UC market.

Our gross profit as a percentage of net revenues increased to 55.9% in the second quarter of fiscal 2012 from 54.3% in the second quarter of fiscal 2011 due to a shift in revenue mix to our higher margin OCC products which represented 77% of our net revenues in the second quarter of fiscal 2012 compared to 75% in the same quarter a year ago. In the Mobile market, particularly consumer applications, margins are typically lower than for enterprise applications due to the level of competition and pricing pressures.

Operating income was $36.9 million in the second quarter of fiscal 2012, an increase of $2.9 million or 9% from $34.0 million in the second quarter of fiscal 2011 due to the increase in revenues and higher margins offset in part by higher operating expenses to support our overall business growth and future opportunities.

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

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands except percentages)	2011		2010		2011		2010
Net revenues	$176,948	100.0%	$158,255	100.0%	$352,548	100.0%	$328,940	100.0%
Cost of revenues	77,982	44.1%	72,296	45.7%	159,524	45.2%	153,533	46.7%
Gross profit	98,966	55.9%	85,959	54.3%	193,024	54.8%	175,407	53.3%
Operating expenses:
Research, development and engineering	17,651	10.0%	15,206	9.6%	34,557	9.8%	30,107	9.2%
Selling, general and administrative	44,418	25.1%	36,742	23.2%	86,534	24.5%	75,428	22.9%
Total operating expenses	62,069	35.1%	51,948	32.8%	121,091	34.3%	105,535	32.1%
Operating income	36,897	20.9%	34,011	21.5%	71,933	20.4%	69,872	21.2%
Interest and other income (expense), net	(58)	—%	1,017	0.6%	583	0.2%	635	0.2%
Income before income taxes	36,839	20.8%	35,028	22.1%	72,516	20.6%	70,507	21.4%
Income tax expense	9,318	5.3%	9,599	6.1%	18,264	5.2%	19,132	5.8%
Net income	$27,521	15.6%	$25,429	16.1%	$54,252	15.4%	$51,375	15.6%

NET REVENUES

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Net revenues from unaffiliated customers:
Office and Contact Center	$136,395	$117,951	$18,444	15.6%	$267,394	$235,531	$31,863	13.5%
Mobile	28,341	27,581	760	2.8%	60,505	66,238	(5,733)	(8.7)%
Gaming and Computer Audio	8,381	8,179	202	2.5%	15,776	17,504	(1,728)	(9.9)%
Clarity	3,831	4,544	(713)	(15.7)%	8,873	9,667	(794)	(8.2)%
Total net revenues	$176,948	$158,255	$18,693	11.8%	$352,548	$328,940	$23,608	7.2%

OCC products represent our largest source of revenues, while Mobile products represent our largest unit volume.  Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives and channel mix. Net revenues derived from sales of consumer goods into the retail channel typically account for a seasonal spike in our net revenues in the third quarter of our fiscal year.

Net revenues increased to $176.9 million in the second quarter of fiscal 2012 from $158.3 million in the second quarter of fiscal 2011 as a result of higher OCC revenues due to continued growth in UC revenues, growth in emerging markets and the benefit of a weaker U.S. Dollar ("USD") primarily against the Euro.

Fluctuations in net revenues for the three months ended September 30, 2011 compared to the same quarter a year ago resulted primarily from the following:

•	$18.4 million increase in OCC net revenues due to continued growth in UC revenues and growth in emerging markets; and,

•
$0.8 million increase in Mobile net revenues due to growth in the Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC") regions due to a more competitive product portfolio and market share gains, offset partially by a decline in the United States ("U.S.") as a result of some market share loss together with a decline in the Bluetooth headset market.

Fluctuations in net revenues for the six months ended September 30, 2011 compared to the same period a year ago resulted primarily from the following:

•	$31.9 million increase in OCC net revenues due to growth in UC revenues and growth in emerging markets; and,

•
$5.7 million decrease in Mobile net revenues due to declines in the U.S as a result of some market share loss together with a decline in the Bluetooth headset market, offset in part by international growth driven by market share gains in the EMEA and APAC regions.

Geographical Information

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$101,196	$96,100	$5,096	5.3%	$201,487	$200,092	$1,395	0.7%
As a percentage of net revenues	57.2%	60.7%	(3.5)	ppt.	57.2%	60.8%	(3.7)	ppt.
EMEA	43,596	36,299	7,297	20.1%	86,758	75,081	11,677	15.6%
APAC	19,993	14,642	5,351	36.5%	39,230	30,905	8,325	26.9%
Americas, excluding U.S.	12,163	11,214	949	8.5%	25,073	22,862	2,211	9.7%
Total international net revenues	75,752	62,155	13,597	21.9%	151,061	128,848	22,213	17.2%
As a percentage of net revenues	42.8%	39.3%	3.5	ppt.	42.8%	39.2%	3.7	ppt.
Total net revenues	$176,948	$158,255	$18,693	11.8%	$352,548	$328,940	$23,608	7.2%

Consolidated U.S. net revenues as a percentage of total net revenues were 57% in both the three and six months ended September 30, 2011 compared to 61% in the same periods in the prior year.  U.S. net revenues increased 5.3% and 0.7% in the three and six months ended September 30, 2011, respectively, as compared to the same periods in the prior year, due primarily to growth in OCC product net revenues partially offset by a decline in net revenues for Mobile products due to some market share loss together with a decline in the Bluetooth headset market.  International net revenues increased to 43% of total net revenues in both of the three and six months ended September 30, 2011 compared to 39% in the same periods in the prior year. International net revenues increased by 21.9% and 17.2% in the three and six months ended September 30, 2011, respectively, as compared to the same periods in the prior year.  Net revenues in the EMEA region increased due to greater demand for OCC products and increased product placements in the Mobile market.  APAC region net revenues increased mostly from higher OCC net revenues due to growth in UC revenues and growth in Mobile revenues due to increased product placements, both of which also benefited from growth in emerging markets and increased channel resources.

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

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Net revenues	$176,948	$158,255	$18,693	11.8%	$352,548	$328,940	$23,608	7.2%
Cost of revenues	77,982	72,296	5,686	7.9%	159,524	153,533	5,991	3.9%
Consolidated gross profit	$98,966	$85,959	$13,007	15.1%	$193,024	$175,407	$17,617	10.0%
Consolidated gross profit %	55.9%	54.3%	1.6	ppt.	54.8%	53.3%	1.5	ppt.

As a percentage of net revenues, the increase in gross profit in the three months ended September 30, 2011 as compared to the same quarter a year ago was due primarily to the following:

•	1.2 percentage point benefit driven mostly by a higher portion of OCC revenues which generally have a higher gross margin than other product categories;

•	0.8 percentage point benefit from a weaker USD; and

•	0.6 percentage point benefit from manufacturing efficiencies.

These benefits were partially offset by the following:

•	1.0 percentage point detriment primarily from higher commodity and sourcing costs.

The increase in gross profit as a percentage of net revenues in the six months ended September 30, 2011 as compared to the same period a year ago was due primarily to the following:

•	1.2 percentage point benefit driven mostly by a higher portion of OCC revenues which generally have a higher gross margin than other product categories;

•	0.8 percentage point benefit from a weaker USD; and

•	0.4 percentage point benefit from manufacturing efficiencies.

These benefits were partially offset by the following:

•	0.9 percentage point detriment from higher commodity and sourcing costs.

There can be significant variances in gross profit between our higher and our lower margin products.  Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not accurately anticipate changes in demand, we have in the past, and may in the future, incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  Gross profit may also vary based on distribution channel, return rates, and other factors.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, travel expenses, depreciation, and an allocation of overhead expenses, including facilities, IT, human resources, and legal costs.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Research, development and engineering	$17,651	$15,206	$2,445	16.1%	$34,557	$30,107	$4,450	14.8%
% of total net revenues	10.0%	9.6%	0.4	ppt.	9.8%	9.2%	0.6	ppt.

For the three months ended September 30, 2011, research, development and engineering expenses increased as compared to the same quarter a year ago due primarily to $1.8 million in higher compensation expenses mostly as a result of increased headcount to support development of UC products, along with higher overhead expenses.

For the six months ended September 30, 2011, research, development and engineering expenses increased as compared to the same period a year ago due primarily to $2.9 million in higher compensation expenses mostly as a result of increased headcount to support development of UC products, increased outsourced project costs to support our UC and other product portfolios and higher overhead expenses.

We anticipate that our research, development and engineering expenses for the remainder of fiscal 2012 will remain relatively consistent with the first half of fiscal 2012.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including IT, facilities, legal costs, and human resources.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Selling, general and administrative	$44,418	$36,742	$7,676	20.9%	$86,534	$75,428	$11,106	14.7%
% of total net revenues	25.1%	23.2%	1.9	ppt.	24.5%	22.9%	1.6	ppt.

In the three months ended September 30, 2011, compared to the same quarter a year ago, selling, general and administrative expenses increased due mostly to higher compensation expenses of $4.9 million primarily as a result of increased headcount in our marketing and field sales functions to support UC and the growth in emerging markets, as well as $2.1 million due to marketing promotional costs related primarily to our integrated marketing and sales promotions to promote our brand and capabilities for the UC market.

In the six months ended September 30, 2011 compared to the same period a year ago, selling, general and administrative expenses increased due mostly to higher compensation expenses of $7.0 million primarily as a result of increased headcount in our marketing and field sales functions to support UC and the growth in emerging markets, as well as $2.1 million in marketing promotional costs related primarily to our integrated marketing and sales promotions to promote our brand and capabilities for the UC market.

We anticipate that our selling, general and administrative expenses for the remainder of fiscal 2012 will remain consistent with the first half of fiscal 2012.

OPERATING INCOME

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Operating income	$36,897	$34,011	$2,886	8.5%	$71,933	$69,872	$2,061	2.9%
% of total net revenues	20.9%	21.5%	(0.6)	ppt.	20.4%	21.2%	(0.8)	ppt.

In the three and six months ended September 30, 2011, compared to the same periods in the prior year, consolidated operating income increased primarily as a result of higher gross margins, partially offset by higher operating expenses to support future expected growth and our continued investment in UC.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Interest and other income (expense), net	$(58)	$1,017	$(1,075)	(105.7)%	$583	$635	$(52)	(8.2)%
% of total net revenues	—%	0.6%	(0.6)	ppt.	0.2%	0.2%	—	ppt.

In the three months ended September 30, 2011, compared to the same quarter a year ago, interest and other income (expense), net decreased due primarily to foreign currency exchange net losses of $0.4 million in the current quarter as compared to net gains of $0.8 million in the same quarter in the prior year, accounting for $1.2 million of the net decrease, offset partially by increased interest income from our investment portfolio.  In the six months ended September 30, 2011, compared to the same period a year ago, interest and other income (expense), net decreased slightly due primarily to foreign currency exchange net losses in the current year period as compared to net gains in the same period in the prior year, offset partially by increased interest income from our investment portfolio.

INCOME TAX EXPENSE

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Income before income taxes	$36,839	$35,028	$1,811	5.2%	$72,516	$70,507	$2,009	2.8%
Income tax expense	9,318	9,599	(281)	(2.9)%	18,264	19,132	(868)	(4.5)%
Net income	$27,521	$25,429	$2,092	8.2%	$54,252	$51,375	$2,877	5.6%
Effective tax rate	25.3%	27.4%	(2.1)	ppt.	25.2%	27.1%	(1.9)	ppt.

Our effective tax rate for both the three and six months ended September 30, 2011 was 25.3% and 25.2%, respectively, compared to 27.4% and 27.1%, respectively, for the same periods in the prior year.  The lower effective tax rate for both the three and six months ended September 30, 2011 compared to the same periods in the prior year is due primarily to a larger proportion of income earned in foreign jurisdictions during the periods which is taxed at lower rates, as well as the reinstatement in December 2011 of the U.S. federal research tax credit in December 2010 which was not available in the three and six months ended September 2010. The effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

As of September 30, 2011, we had $11.6 million of unrecognized tax benefits compared to $10.5 million at March 31, 2011 recorded in Long-term income taxes payable in the Condensed consolidated balance sheets, all of which would favorably impact the effective tax rate in future periods if recognized.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense in the Condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $1.9 million as of September 30, 2011 as compared to $1.7 million as of March 31, 2011.  No penalties have been accrued.

We are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  We are no longer subject to U.S. federal tax examinations by tax authorities for tax years prior to 2008.  We are under examination by the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2006, except for the United Kingdom which has been concluded for tax years prior to fiscal 2009.

We believe that an adequate provision has been made for any adjustments that may result from tax examinations; however, the outcome of such examinations cannot be predicted with certainty. If any issues addressed in the tax examinations are resolved in a manner inconsistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of any resolution and/or closure of tax examinations is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next twelve months.

FINANCIAL CONDITION

The table below provides selected Condensed consolidated cash flow information for the periods presented:

	Six Months Ended
	September 30,
(in thousands)	2011	2010
Cash provided by operating activities	$56,580	$57,285

Capital expenditures and other assets	$(10,044)	$(6,227)
Cash provided by maturities and sales of investments, net of purchases	20,127	(56,331)
Cash provided by (used for) investing activities	$10,083	$(62,558)

Repurchase of common stock	$(184,067)	$(59,979)
Equity forward contract related to accelerated share repurchase program	(15,000)	—
Proceeds from issuance of common stock	16,664	11,079
Proceeds from revolving line of credit	17,500	—
Payment of cash dividends	(4,720)	(4,838)
Cash provided by other financing activities	4,999	2,867
Cash used for financing activities	$(164,624)	$(50,871)

Cash Flows from Operating Activities

Cash flows from operating activities for the six months ended September 30, 2011 consisted of net income of $54.3 million, non-cash charges of $10.9 million and working capital uses of cash of $8.6 million.  Non-cash charges consisted primarily of $8.7 million of stock-based compensation, $6.8 million of depreciation and amortization and a $1.9 million income tax benefit associated with stock option exercises, offset in part by $5.8 million benefit from deferred income taxes and $3.4 million in excess tax benefits from stock-based compensation expense.  Working capital uses of cash consisted primarily of decreases in accounts payable and accrued liabilities along with an increase in inventory.  The working capital uses of cash were offset in part by working capital sources of cash primarily from increases in income taxes payable and deferred tax liabilities. The days sales outstanding (“DSO”) as of September 30, 2011 decreased to 52 days from 54 days as of September 30, 2010 which was primarily a result of improved customer collections and a benefit from foreign exchange in the current year quarter. Inventory turns increased to 5.1 for the three months ended September 30, 2011 compared to 4.1 for the same period in the prior year due to lower inventory levels as of September 30, 2011 than as of September 30, 2010.

Cash flows from operating activities for the six months ended September 30, 2010 consisted of net income of $51.4 million, non-cash charges of $13.9 million and working capital uses of cash of $8.0 million. Non-cash charges related primarily to $7.8 million of depreciation and amortization, $7.8 million of stock-based compensation and a $1.5 million income tax benefit associated with stock option exercises, offset in part by a $2.8 million benefit from deferred income taxes. Working capital uses of cash consisted primarily of an increase in accounts receivable and a decrease in accounts payable. The working capital uses of cash were offset in part by working capital sources of cash, primarily from a decrease in prepaid income taxes.

Cash Flows from Investing Activities

Net cash flows used for investing activities for the six months ended September 30, 2011 consisted primarily of $88.8 million and $45.2 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $10.0 million related primarily to building improvements, IT projects and tooling.  These uses of cash were offset in part by net proceeds of $149.2 million from sales and maturities of short-term investments and $4.9 million from sales of long-term investments.

Net cash flows used for investing activities for the six months ended September 30, 2010 consisted primarily of $64.8 million and $14.7 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $6.2 million related primarily to tooling and IT projects. These uses of cash were offset in part by net proceeds of $23.3 million from the sale of our Auction Rate Securities short-term investments at par value.

Cash Flows used for Financing Activities

Net cash flows used for financing activities for the six months ended September 30, 2011 consisted primarily of $199.1 million related to the repurchase of our common stock, which includes $184.1 million representing the cost of common stock repurchased in the open market and from our accelerated share repurchase program ("ASR Program") and $15.0 million representing the value of the remaining equity forward contract related to the ASR Program, along with dividend payments of $4.7 million. These uses of cash were partially offset by $17.5 million in proceeds from our revolving line of credit, $16.7 million in proceeds from the exercise of stock options and $2.5 million in proceeds from the sale of treasury stock.

Net cash flows used for financing activities for the six months ended September 30, 2010 consisted primarily of $60.0 million related to the repurchase of common stock and dividend payments of $4.8 million, which were partially offset by $11.1 million in proceeds from the exercise of employee stock options and $2.0 million in proceeds from the sale of treasury stock.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock.  At September 30, 2011, we had working capital of $403.9 million, including $290.0 million of cash, cash equivalents and short-term investments, compared with working capital of $524.1 million, including $430.0 million of cash, cash equivalents and short-term investments at March 31, 2011.  The decrease in working capital at September 30, 2011 compared to March 31, 2011 is a result of the decrease in cash and cash equivalents due to significant payments for repurchases of our common stock in the six months ended September 30, 2011 which were primarily funded from cash, cash equivalents and short-term investments on hand at March 31, 2011.

Our cash and cash equivalents as of September 30, 2011 consist of U.S. Treasury Bills or Treasury-Backed funds, Commercial Paper and bank deposits with third party financial institutions.  While we monitor bank balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail or if there are other adverse conditions in the financial markets.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of September 30, 2011, of our $290.0 million of cash, cash equivalents and short-term investments, $17.7 million is held in the U.S. while $272.3 million is held internationally and under current law would be subject to U.S. federal income taxes, less applicable foreign tax credits, upon repatriation. However, our intent is to permanently reinvest our earnings from foreign operations and our current plans do not require us to repatriate them to fund our U.S. operations.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  As of September 30, 2011, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposit (“CDs”).

From time to time, our Board of Directors ("Board") authorizes plans under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the first six months of fiscal 2012, we repurchased in the open market 1,529,983 shares of our common stock under a repurchase plan authorized by our Board on May 3, 2011 for 7,000,000 shares. The total cost of these repurchases was $49.1 million with an average price of $32.07 per share. In addition, we withheld 23,782 shares totaling $0.9 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As part of the stock repurchase authorization described above, on May 9, 2011, we entered into two separate Master Confirmation and Supplemental Confirmations (the "May 2011 ASR Agreements") with Goldman, Sachs & Co. ("Goldman") to repurchase an aggregate of $100.0 million of our common stock and another Supplemental Confirmation with Goldman on August 19, 2011 (the "August 2011 Uncollared ASR Agreement") to repurchase an aggregate of $50.0 million of our common stock, all of which were under the ASR Program. During the first six months of fiscal 2012, we repurchased 3,967,883 shares of our common stock under the ASR Program, of which 2,831,519 shares were under the May 2011 ASR Agreements and 1,136,364 shares were under the August 2011 ASR Agreement. As of September 30, 2011, we have received all the shares under the May 2011 ASR Agreements, which were settled in August 2011. The actual number of shares repurchased under the August 2011 Uncollared ASR Agreement will be determined at its completion, which is expected to occur no later than March 27, 2012, although in certain circumstances the termination date may be accelerated at Goldman's option. For additional information regarding the ASR Program, including the May 2011 ASR Agreements and the August 2011 Uncollared ASR Agreement, refer to Note 8, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

For the remainder of fiscal 2012, we expect to spend an additional $8.0 million to $10.0 million in capital expenditures, consisting primarily of building improvements, IT related expenditures and tooling for new products.  We will continue to evaluate new business opportunities and new markets; as a result, future growth within the existing business or new opportunities and markets may require expenditures for additional facilities and other capital expenditures to support that growth.

We enter into foreign currency forward-exchange contracts, which typically mature in one month intervals, to hedge our exposure to foreign currency fluctuations of Euro, Great Britain Pound and Australian Dollar denominated cash balances, receivables and payables.  We record in the Condensed consolidated balance sheets at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Condensed consolidated statements of operations.  Gains and losses associated with currency rate changes on contracts are recorded within Interest and other income (expense), net in our Condensed consolidated statements of operations, offsetting transaction gains and losses on the related assets and liabilities.  Please see Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional information.

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great Britain Pound with put and call option contracts used as collars.  We also hedge a portion of the forecasted expenditures in Mexican Pesos with a cross-currency swap.  At each reporting period, we record the net fair value of our unrealized option contracts in the Condensed consolidated balance sheets with related unrealized gains and losses as a component of Accumulated other comprehensive income, a separate element of Stockholders’ equity.  Gains and losses associated with realized option contracts and swap contracts are recorded within Net revenues and Cost of revenues, respectively, in our Condensed consolidated statements of operations.  Please see Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional information.

Our liquidity, capital resources, and results of operations in any period could be affected by the exercise of outstanding stock options, restricted stock grants to employees and the issuance of common stock under our Employee Stock Purchase Plan.  Further, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share; however, we cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised at all.

In May 2011, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association (the "Bank") which provides for a $100.0 million unsecured revolving line of credit (the "line of credit") to augment our financial flexibility to facilitate the ASR Program and if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million.  Principal, together with accrued and unpaid interest, is due on the maturity date, May 9, 2014 and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of September 30, 2011, we had outstanding borrowings of $17.5 million under the line of credit. Subsequent to September 30, 2011 and as of the filing of this Form 10-Q, our outstanding borrowings under the facility have increased from $17.5 million to $26.5 million. Loans under the Credit Agreement bear interest at the election of the Company (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum EBITDA coverage ratio, in each case at each fiscal quarter end and determined on a rolling four-quarter basis. In addition, we and our subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. As of September 30, 2011, we were in compliance with all covenants under the line of credit.

We believe that our current cash and cash equivalents, short-term investments, and cash provided by operations along with the availability of additional funds under the Credit Agreement will be sufficient to fund operations for at least the next twelve months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Certain Forward-Looking Information” and “Risk Factors” in this Quarterly Report on Form 10-Q for factors that could affect our estimates for future financial needs and sources of working capital.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing and liquidity support or market risk or credit risk support to us.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2011.  At September 30, 2011, unrecognized tax benefits and related interest were $11.6 million and $1.9 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, Long-term income taxes payable on our Condensed consolidated balance sheets includes these unrecognized tax benefits.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on May 31, 2011 (the "Annual Report").  There have been no changes to our critical accounting policies during the three months ended September 30, 2011.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There are no recently adopted accounting pronouncements other than as described in our Annual Report.

Recently Issued Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU amends existing guidance by allowing an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test that is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses, if any, to be recognized. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We expect to early adopt ASU 2011-08 which would be in our fourth quarter of fiscal 2012. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which would be our first quarter of fiscal 2013. We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRSs”). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. This new guidance is effective during interim and annual periods beginning after December 15, 2011, which would be our fourth quarter of fiscal 2012. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $185.4 million at September 30, 2011 compared to $284.4 million at March 31, 2011.  We had short-term investments totaling $104.6 million at September 30, 2011, compared to $145.6 million at March 31, 2011.  We had long-term investments of $59.0 million at September 30, 2011, compared to $39.3 million at March 31, 2011.  Cash equivalents have a remaining maturity of three months or less at the date of purchase; short-term securities have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year; and long-term investments have effective maturities greater than one year, or we do not currently have the ability to liquidate the investment.  As of September 30, 2011, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds and Certificates of Deposit ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. A portion of our cash is managed by external managers within the guidelines of our investment policy. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be high credit quality, primarily rated A or A2, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. We recognized no material realized or unrealized net gains or losses during the three and six months ended September 30, 2011 and 2010.

Interest rates increased in the three and six months ended September 30, 2011 compared to the same periods in the prior year. During the three and six months ended September 30, 2011, we generated no significant interest income from our portfolio of cash equivalents and investments. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.

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

We experienced immaterial net foreign currency losses in the three and six months ended September 30, 2011. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and the GBP in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP and AUD denominated cash, receivables and payables balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of September 30, 2011 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$22.8	$2.3	$(2.3)
GBP	Sell GBP	6.1	0.6	(0.6)
AUD	Sell AUD	4.8	0.5	(0.5)

Cash Flow Hedges

In the second quarter of fiscal 2012, approximately 43% of our net revenue was derived from sales outside of the U.S., which were denominated primarily in EUR and GBP.

As of September 30, 2011, we had foreign currency put and call option contracts with notional amounts of approximately €62.6 million and £18.2 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could incur a gain of $8.7 million or a loss of $8.0 million, respectively. The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of September 30, 2011 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$120.4	$1.3	$5.1
Put options	111.8	7.4	2.9

Collectively, our swap contracts hedge against a portion of our forecasted MX$ denominated expenditures. As of September 30, 2011, we had cross currency swap contracts with notional amounts of approximately MX$480.7 million. The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of September 30, 2011 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$36.8	$(2.3)	$2.8

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In the six (6) lawsuits that were consolidated for all pre-trial purposes in the United States District Court for the Central District of California (District Court) and renamed In Re Bluetooth Headset Products Liability Litigation, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) on August 19, 2011, issued a decision vacating and remanding the case to the District Court. On remand, the District Court is instructed to properly exercise its discretion in accordance with the principles set forth in the decision by the Ninth Circuit. In re-examining this case, the District Court may re-affirm its prior approval of the settlement, disapprove the settlement or approve a modified settlement. The District Court must properly analyze the conduct of the parties in accordance with the instructions of the Ninth Circuit. The District Court will set a schedule to accomplish this analysis and to re-issue its decision and judgment. We will continue to defend our interests throughout this process and the remainder of the case. Other than this item, there were no material developments in litigation since the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Adverse or uncertain economic conditions may materially adversely affect the Company.

Global economic concerns such as the varying pace of global economic recovery continue to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in the United States, Greece, Portugal, Spain, Ireland and other countries in Europe and around the world raise concerns in markets important to our business. A global economic downturn could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

Financial institutions continue to experience significant market pressure and increasing regulatory scrutiny, most recently in connection with lenders' exposure to the sovereign debt of countries like Greece, Italy and Spain. As a result of the pressure and regulatory scrutiny, lenders may be more likely to further consolidate, cease to do business, or be required to meet increased compulsory capitalization thresholds, any of which could result in a tightening of the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. There could be a number of negative effects on our business, including impaired credit availability and increased financial instability of our customers, suppliers and distributors and other sales channel sources. Any of these events could harm our business, results of operations and financial condition.

Uncertainty regarding future economic conditions also makes it more challenging for us to forecast operating results, make business decisions, and identify the risks that may affect our business, sources and uses of cash, financial condition and results of operations. Further, fluctuations in foreign currency exchange rates may impact our revenues and profitability because we report our financial statements in U.S. Dollars ("USD"), whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the Great Britain Pound (“GBP”). We hedge a portion of our Euro and GBP forecasted revenue exposure for the future twelve month period. We can offer no assurance that such strategies will be effective in minimizing our exposure. If the Euro and GBP fall against the USD, our revenues, gross profit and profitability in the future could be negatively affected. See also our risk titled “We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our revenues, gross profit, and profitability.”

Our operating results are difficult to predict, and fluctuations may cause volatility in the trading price of our common stock.

Given the nature of the markets in which we compete, our revenues and profitability are difficult to predict for many reasons, including the following:

•
Our operating results are highly dependent on the volume and timing of orders received during the quarter. Customers generally order on an as-needed basis, and we typically do not obtain firm, long-term purchase commitments from our customers, making forecasting difficult. As a result, our revenues in any quarter depend primarily on orders booked and shipped in that quarter.

•
We incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, incur sales and marketing expenditures, and other operating commitments prior to obtaining firm commitments from our customers. In the event we acquire too much inventory for certain products, the risk of future inventory write-downs increases. Conversely, in the event we have inadequate inventory to meet the demand for particular products, we may miss significant revenue opportunities or incur significant expenses such as air freight, costs for expediting shipments, and other negative variances in our manufacturing processes as we attempt to make up for the shortfall.  When a significant portion of our revenue is derived from new products, forecasting appropriate volumes of production is even more difficult.

Fluctuations in our operating results, including the failure to meet our expectations or the expectations of financial analysts, may cause volatility in the trading price of our common stock.

The success of our business depends heavily on our ability to effectively market our UC products, and our business could be materially adversely affected if markets do not develop as we expect.

We compete in the business market for the sale of our office and contact center products.  We believe that our greatest long-term opportunity for profit growth is in the UC office market, and our foremost strategic objective for this segment is to increase headset adoption. To this end, we are investing in creating new products that are more appealing in functionality and design as well as targeting certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large corporations will be a significant long-term driver of office headset adoption, and, as a result, a key long-term driver of revenue and product growth. UC is the integration of voice and video-based communications systems enhanced with software applications and Internet Protocol (“IP”) networks. It may include the integration or consolidation of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video and web conferencing, and unified messaging. UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving overall business efficiency and providing more effective collaboration among an increasingly distributed workforce. We can give no assurance that significant growth in UC will occur or that we will be able to take advantage of any growth that does occur.

Our ability to realize our UC plans and to achieve the financial results projected to arise from UC adoption could be adversely affected by the following factors:

•	The risk that, as UC becomes more widely adopted, competitors will offer solutions that will effectively commoditize our headsets which, in turn, will reduce the sales prices for our headsets.

•
Our plans are dependent upon the market success of major platform providers such as Microsoft Corporation, Cisco Systems, Inc., Avaya, Inc., Alcatel-Lucent, and IBM, and we have a limited ability to influence such providers with respect to the functionality of their platforms, their rate of deployment, and their willingness to integrate their platforms with our solutions.

•
The development of UC solutions is technically complex and this may delay or obstruct our ability to introduce solutions to the market on a timely basis and that are cost effective, feature-rich, stable and attractive to our customers.

•
Our development of UC solutions is dependent on our ability to design, develop and manufacture complex electronic systems comprised of hardware, firmware and software that must work in a wide variety of environments and multiple variations.

•	As UC becomes more widely adopted we anticipate that competition for market share will increase, and some competitors may have superior technical and economic resources.

•	UC solutions may not be adopted with the breadth and speed in the marketplace that we currently anticipate.

•	UC may evolve rapidly and unpredictably and our ability to adapt to those changes and future requirements may impact our profitability in this market and our overall margins.

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

•
We obtain certain raw materials, sub-assemblies, components and products from single suppliers, including substantially all of our Bluetooth products from GoerTek, Inc. Alternate sources for these items may not be readily available or at acceptable prices. Any failure of GoerTek, Inc. or our other suppliers to remain in business, to provide us with the quantity of components or products that we need or to purchase the raw materials, subcomponents and parts required by them to produce and provide to us the components or products we need could materially adversely affect our business, financial condition and results of operations.

•
Although we generally use standard raw materials, parts and components for our products, the high development costs associated with existing and emerging wireless and other technologies may require us to work with only a single source of silicon chips, chip-sets or other components or materials (“components or materials”) on any particular product. We, or our supplier(s) of components or materials, may experience challenges in designing, developing and manufacturing components or materials using these new technologies which could affect our ability to meet market schedules.  Our components or materials suppliers may decide for commercial reasons to discontinue components or materials that we have designed into our products or may cease doing business completely due to adverse economic conditions or otherwise. Due to our dependence on single suppliers for certain components or materials, we could experience higher prices, a delay in development of the components or materials, be forced to redesign or end of life products, or be unable to meet our customer demand for these products.  If this occurs, we may have difficulty obtaining sufficient product to meet customer requirements causing us to fail to meet customer expectations.  Our business, financial condition and results of operations could therefore be materially adversely affected as a result of these factors.

•
We were apprised by one of our sole sourced suppliers that a wafer fabrication foundry it uses to produce integrated circuits for certain of our call center and office headsets is no longer producing those integrated circuit products.  The production of these products was shifted to a different wafer fabrication foundry that previously produced these integrated circuits on our behalf; however, the new foundry could have difficulties re-establishing the process and re-qualifying the integrated circuits that they are producing on our behalf.  If the new wafer fabrication foundry cannot produce these integrated circuits with good quality and in the quantities we require in a timely manner, it is possible that we will not have product available to meet demand.  Our revenue might decrease as a result and our customers might be forced to turn to alternative suppliers.

•
Because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the raw materials, sub-assemblies, components, and products. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs.  In particular, many consumer product orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure in the future to synchronize the timing of purchases of raw materials, sub-assemblies, components and products to meet demand could increase our inventories and/or decrease our revenues and could materially adversely affect our business, financial condition and results of operations.

•
We buy most of our raw materials, components and subassemblies on a purchase order basis and do not have long-term commitments from our suppliers as to price or supply. Prices for many commodities are rising and are increasing our costs. Additionally, if our suppliers experience increased demand or shortages, it could affect the timeliness of deliveries to us. Any such shortages or further increases in prices could materially adversely affect our business, financial condition, and results of operations.

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

Some of our products utilize long-lead time parts which are available from a limited set of vendors. The combined effects of variability of demand among the customer base and significant long-lead time of single sourced materials has in the past contributed to significant inventory write-downs, particularly in inventory for consumer products. For OCC products, long life-cycles periodically necessitate last-time buys of raw materials that may be used over the course of several years. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and we write down to market value the excess and obsolete inventory, which may have an adverse effect on our results of operations.

From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our products or cause customers to defer or stop purchasing our products until new products become available. Additionally, the announcement of new products may incite customers to increase purchases of successful legacy products as part of a last time buy strategy; thereby increasing sales in the short-term while decreasing future sales by delaying consumer adoption of new products. These risks, inherent in transitioning to new products increase the difficulty of accurately forecasting demand for discontinued products as well as demand and acceptance for new products. Accordingly, we must effectively manage inventory levels to have an adequate supply of the new product and avoid retention of excess legacy product; however, we must also concurrently maintain sufficient levels of older product inventory to support continued sales during the transition. Our failure to effectively manage transitions from old products to new could result in inventory obsolescence, and/or loss of revenue and associated gross profit, which may further result in one or more material adverse effect(s) on our revenues and profitability.

In view of the uncertainties inherent in the recovery from the global recession, it is particularly difficult to make accurate forecasts in this business environment. Significant unanticipated fluctuations in product supply or demand could cause operating problems. For example, if forecasted demand does not develop, we could have excess inventory and capacity.  Over-forecast of demand could result in higher inventories of finished products, components, and sub-assemblies. In addition, because our retail customers have pronounced seasonality, we must build inventory well in advance of the December quarter in order to stock up for the anticipated future demand.  If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and sub-assemblies. Excess manufacturing capacity could lead to higher production costs and lower margins. Conversely, if we are unable to deliver products on time to meet the market window of our retail customers, we will lose opportunities to increase revenues and profits, we may incur penalties for late delivery and we may be unable to later sell the excess inventory.

Any of the foregoing problems could materially and adversely affect our business, financial condition, and results of operations.

Prices of certain raw materials, components and sub-assemblies may rise depending upon global market conditions.

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

Our consumer business, which consists primarily of Bluetooth headsets and computer and gaming headsets, is highly competitive and presents many significant manufacturing, marketing and operational risks and uncertainties. The risks faced in connection with this include the following:

•	interest in the consumer headset category may be lessening due to reduced attach rates of headsets to many popular mobile smartphones in the U.S.;

•	competition may increase more than we expect and result in product pricing pressures;

•
our ability to forecast trends and thereafter timely meet the market windows for consumer products, particularly as it relates to our dependence on third parties to supply key components, many of which have longer lead times than commitments from some of our customers;

•	difficulties retaining or obtaining shelf space for consumer products in our sales channel;

•
difficulties achieving or maintaining sufficient gross margin and uncertainties in the forecasting of demand for the variety of Bluetooth headsets, computer and gaming headsets and new products generally within this category for which relevant data is incomplete or unavailable;

•	the varying pace of global economic recovery creates uncertainty and unpredictability about the demand for consumer products; and

•	our focus on UC products may weaken our competitive position.

Our business will be materially adversely affected if we are unable to develop, manufacture, and market new products in response to changing customer requirements and new technologies.

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

In the past, we have experienced a trend away from corded headsets to cordless products.  In general, our corded headsets have had higher gross margins than our cordless products.  In addition, office phones have begun to incorporate Bluetooth functionality which has opened the market to consumer Bluetooth headsets and reduced the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wireless headset systems, resulting in lost revenue and lower margins. Should we not be able to maintain the recently achieved higher margins on our cordless products, our revenue and profits will decrease.

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

The success of our products depends on several factors, including our ability to:

•	anticipate technology and market trends;

•	develop innovative new products and enhancements on a timely basis;

•	distinguish our products from those of our competitors;

•	create industrial designs that appeal to our customers and end-users;

•	manufacture and deliver high-quality products in sufficient volumes; and

•	price our products competitively.

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

We have significant foreign manufacturing operations and rely on third party manufacturers located outside the United States, and a significant amount of our revenues are generated internationally, which subjects our business to risks of international operations.

We have a manufacturing facility in Tijuana, Mexico. We also have suppliers and other vendors throughout Asia, including GoerTek, Inc. located in Weifang, China, which is the manufacturer of the majority of our Bluetooth products. We also generate a significant amount of our revenues from foreign customers.

The types of risks faced in connection with international operations and sales include, among others:

•	fluctuations in foreign currency exchange rates;

•	cultural differences in the conduct of business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessionary, volatile or adverse global economic conditions;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions, health epidemics, civil unrest or criminal activities within each country;

•	the management and operation of an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws and regulations;

•	currency restrictions; and

•	compliance with anti-bribery laws, including, without limitation, compliance with the Foreign Corrupt Practices Act and the United Kingdom's Bribery Act.

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

We sell substantially all of our products to end users through distributors, retailers, OEMs, and telephony service providers. Our existing relationships with these parties are not exclusive and can be terminated by us or them without cause. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, retailers, OEMs, and telephony service providers. These customers also sell or may sell products offered by our competitors. To the extent that our competitors offer these customers more favorable terms or more compelling products, such customers may decline to carry, de-emphasize, or discontinue carrying our products. Further, such customers may not recommend or may stop recommending our products. In the future, our OEMs or potential OEMs may elect to manufacture their own products that are similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition, or results of operations. Finally, as a result of the global economic weakness we have experienced the bankruptcy of certain customers, and it is not possible to predict whether additional bankruptcies of our customers may occur.

As a result of the evolution of our consumer business, our customer mix is changing, and certain retailers, OEMs, and wireless carriers are more significant.  This reliance on certain large channel partners could increase the volatility of our revenues and earnings. In particular, we have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time.  If we are unable to anticipate the purchase requirements of these customers, our revenues may be adversely affected, or we may be exposed to large volumes of inventory that cannot be resold to other customers.

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

Our Board of Directors has authorized the repurchase of up to 7,000,000 shares of our common stock to enhance stockholder value which enhanced value may not be realized. Stock repurchases may not prove to be the best use of our cash resources and may require us to draw additional funds on our new credit agreement.

In May 2011, our Board of Directors authorized the repurchase of up to 7,000,000 shares of our outstanding common stock. On May 9, 2011, we entered into two separate Master Confirmation and Supplemental Confirmations with Goldman, Sachs & Co. (“Goldman”) pursuant to an accelerated share repurchase program (the “ASR Program”) under which we repurchased shares of our common stock for an aggregate purchase price of $100 million, which was paid to Goldman in May 2011. On August 18, 2011, we announced that we had completed the repurchase of $100 million of our common stock and that our Board of Directors had authorized, and we executed an additional Supplemental Confirmation with Goldman to purchase $50 million more of our common stock, which was paid in August 2011.

To augment our financial flexibility to facilitate the ASR Program, on May 9, 2011, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association which provides for a $100 million unsecured revolving credit facility. Subsequent to September 30, 2011 and as of the filing of this Form 10-Q, our outstanding borrowings under the facility have increased from $17.5 million to $26.5 million.

There can be no assurance of the following:

•	the impact on our stock price as a result of the ASR Program; and

•	when or if we will repurchase additional shares under the 7,000,000 share authorization or to make additional stock repurchases thereafter.

Also, we will require additional funds to repurchase additional shares under the ASR Program. Our domestic cash flow from operations has been insufficient to cover the stock repurchases and support our working capital needs. Consequently, we expect to draw additional funds under the Credit Agreement, which amounts will bear interest. Additionally, the Credit Agreement contains affirmative and negative covenants with which we must comply. These restrictions apply regardless of whether any loans are outstanding and could adversely impact how we operate our business.

We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs.

There are multiple initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with the European Union (“EU”) and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”).  In certain jurisdictions, the RoHS legislation was enacted as of July 1, 2006; however, other jurisdictions have delayed implementation. If unusual occurrences arise or we are wrong in our assessment of what it will take to fully comply with the RoHS and WEEE directives, there is a risk that we will not be able to comply with the legislation as passed by the EU member states or other global jurisdictions. If this were to happen, our ability to sell one or more of our products may be limited or prohibited causing a material negative effect on our financial results.

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

Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management's time from our business.

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

Patents, copyrights, trademarks, and trade secrets are owned by individuals or entities that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights. As we have grown, the intellectual property rights claims against us have increased. There has also been a general trend of increasing intellectual property infringement claims against corporations that make and sell products. Our products and technologies may be subject to certain third-party claims and, regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate, settle, or otherwise resolve. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue the manufacture and distribution of products that are found to be in violation of another party's rights. We also may have to obtain, or renew on less favorable terms, licenses to manufacture and distribute our products, which may significantly increase our operating expenses. In addition, many of our agreements with our distributors and resellers require us to indemnify them for certain third-party intellectual property infringement claims. Discharging our indemnity obligations may involve time-consuming and expensive litigation and result in substantial settlements or damages awards, our products being enjoined, and the loss of a distribution channel or retail partner, any of which may have a material adverse impact on our operating results.

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

The sales of our products expose us to the risk of product liability, including hearing loss claims. These claims have in the past been, and are currently being, asserted against us. None of the previously resolved claims have materially affected our business, financial condition, or results of operations, nor do we believe that any of the pending claims will have such an effect. Although we maintain product liability insurance, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability or hearing loss claims brought against us could have a material adverse effect upon our business, financial condition, and results of operations.

Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile phones are harmful to users of mobile phones. We are unaware of any conclusive proof of any health hazard from the use of mobile phones but research in this area is incomplete. We have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero. Our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones. However, if research establishes a health hazard from the use of mobile phones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for mobile phones, which could reduce demand for headset products.  Likewise, should research establish a link between radio frequency emissions and corded or wireless headsets and public concern in this area grows, demand for our corded or wireless headsets could be reduced creating a material adverse effect on our financial results.

There is also continuing and increasing public controversy over the use of mobile phones by operators of motor vehicles. While we believe that our products enhance driver safety by permitting a motor vehicle operator to generally keep both hands free to operate the vehicle, there is no certainty that this is the case, and we may be subject to claims arising from allegations that use of a mobile phone and headset contributed to a motor vehicle accident. We maintain product liability insurance and general liability insurance that we believe would cover any such claims; however, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any such claim. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition, and results of operations.

We have $14.5 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, we have $14.5 million of goodwill and other intangible assets on our Condensed consolidated balance sheets as of September 30, 2011.  It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets. If such a charge is necessary, it may have a material adverse effect our financial results.

Our stock price may be volatile and the value of your investment in Plantronics stock could be diminished.

The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•
uncertain economic conditions, including the length of the recovery from the domestic and global recession or double dip recession in the United States or Europe, inflationary pressures, and a potential decline in investor confidence in the market place;

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

War, terrorism, public health issues, natural disasters, or other business interruptions whether in the U.S. or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, our company, and our suppliers or customers.  Our major business operations and those of many of our vendors and their sub-suppliers (collectively, "Suppliers") are subject to interruption by disasters including, without limitation, earthquakes, floods and volcanic eruptions or other natural or manmade disasters, fire, power shortages, terrorist attacks and other hostile acts, public health issues, flu or similar epidemics or pandemics, and other events beyond our control and the control of our Suppliers.  Our corporate headquarters, information technology, manufacturing, certain research and development activities, and other critical business operations are located near major seismic faults or flood zones.  While we are partially insured for earthquake-related losses or floods, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.

Although it is impossible to predict the occurrences or consequences of any of the events described above, such events could significantly disrupt our operations or the operations of our Suppliers.  In addition, should any of the events above arise we could be negatively impacted by the need for more stringent employee travel restrictions, limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of our Suppliers.  Our operating results and financial condition could be adversely affected by these events.

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

We may still be subject to certain liabilities from our discontinued Audio Entertainment Group ("AEG") business segment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of the Company each quarter after its review of our financial performance.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the second quarter of fiscal 2012:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [4]
July 3, 2011 to July 30, 2011	—		$—	—	5,207,886
July 31, 2011 to September 3, 2011	2,578,841	[3]	$30.72	2,573,185	2,634,701
September 4, 2011 to October 1, 2011	471,667		$30.22	471,667	2,163,034

[1]
On May 3, 2011, the Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock through open market or privately negotiated transactions. In connection with the May 3, 2011 stock repurchase authorization, we entered into a Supplemental Confirmation with a third-party investment bank in August 2011 to repurchase $50 million of common stock through an accelerated share repurchase program (the "August 2011 Uncollared ASR Agreement" or the "Agreement"). Under the Agreement, we paid $50 million and received 1,136,364 shares in the second quarter of fiscal 2012. The actual number of shares we may receive under the terms of the Agreement will not be known until its conclusion, which is expected to conclude no later than March 27, 2012. Shares purchased pursuant to the Agreement are presented under "Total Number of Shares Purchased" and "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" in the periods in which they were received. For additional information regarding our common stock repurchases, refer to Note 8, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

[2]
The calculation of average price paid per share includes $18.9 million, representing the value attributable to the 648,505 shares of our common stock received upon settlement of the May 2011 ASR Agreements. In addition, the average price paid per share includes repurchases of our common stock in the open market. The average purchase price of common stock purchased pursuant to the August 2011 Uncollared ASR Agreement will not be determinable until conclusion of the Agreement. For additional information regarding our common stock repurchases, refer to Note 8, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

[3]	Includes 5,656 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[4]
"Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs" reflects the remaining shares authorized for repurchase under the March 1, 2011 1,000,000 authorization, as well as the May 3, 2011 7,000,000 authorization.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1†	Accelerated Stock Buyback Supplemental Confirmation dated August 19, 2011 by and between the Company and Goldman, Sachs & Co.					X

10.2	Amended and Restated 2003 Stock Plan					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

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

PLANTRONICS, INC.

Date:	November 3, 2011	By:	/s/ Barbara V. Scherer
		Name:	Barbara V. Scherer
		Title:	Senior Vice President – Finance and Administration and Chief Financial Officer