Form 10-Q
period 2011-12-31
PLANTRONICS INC /CA/
filed 2012-02-02
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of January 28, 2012, 42,979,338 shares of the registrant's common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Plantronics, the logo design, Clarity, and Simply Smarter Communications are trademarks or registered trademarks of Plantronics, Inc.

DECT™ is a trademark of ETSI registered for the benefit of its members in France and other jurisdictions.

The Bluetooth name and the Bluetooth trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$178,063	$277,373
Short-term investments	119,459	152,583
Accounts receivable, net	109,677	103,289
Inventory, net	57,799	56,473
Deferred tax asset	11,805	11,349
Other current assets	16,941	16,653
Total current assets	493,744	617,720
Long-term investments	61,961	39,332
Property, plant and equipment, net	75,537	70,622
Goodwill and purchased intangibles, net	14,461	14,861
Other assets	2,137	2,112
Total assets	$647,840	$744,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,650	$33,995
Accrued liabilities	50,794	59,607
Total current liabilities	72,444	93,602
Deferred tax liability	6,136	3,526
Long-term income taxes payable	12,453	11,524
Revolving line of credit	39,500	—
Other long-term liabilities	1,039	1,143
Total liabilities	131,572	109,795
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock	736	720
Additional paid-in capital	526,022	499,027
Accumulated other comprehensive income	6,531	1,473
Retained earnings	93,628	192,468
Total stockholders' equity before treasury stock	626,917	693,688
Less: Treasury stock, at cost	(110,649)	(58,836)
Total stockholders' equity	516,268	634,852
Total liabilities and stockholders' equity	$647,840	$744,647

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net revenues	$183,236	$181,585	$535,784	$510,525
Cost of revenues	87,024	85,777	246,548	239,310
Gross profit	96,212	95,808	289,236	271,215
Operating expenses:
Research, development and engineering	16,829	16,373	51,386	46,480
Selling, general and administrative	41,976	43,319	128,510	118,747
Restructuring and other related charges	—	(428)	—	(428)
Total operating expenses	58,805	59,264	179,896	164,799
Operating income	37,407	36,544	109,340	106,416
Interest and other income (expense), net	406	(20)	989	615
Income before income taxes	37,813	36,524	110,329	107,031
Income tax expense	6,915	4,972	25,179	24,104
Net income	$30,898	$31,552	$85,150	$82,927

Earnings per common share:
Basic	$0.73	$0.66	$1.91	$1.74
Diluted	$0.71	$0.64	$1.86	$1.68

Shares used in computing earnings per common share:
Basic	42,541	47,649	44,623	47,621
Diluted	43,640	49,431	45,857	49,271

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85,150	$82,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,328	11,329
Stock-based compensation	13,267	11,965
Provision for excess and obsolete inventories	2,337	664
Benefit from deferred income taxes	(7,924)	(4,348)
Income tax benefit associated with stock option exercises	4,169	5,329
Excess tax benefit from stock-based compensation	(5,147)	(4,900)
Amortization of premium on investments, net	1,228	328
Other operating activities	627	(31)
Changes in assets and liabilities:
Accounts receivable, net	(6,378)	(22,720)
Inventory, net	(3,599)	5,780
Current and other assets	1,093	(184)
Accounts payable	(12,345)	(1,563)
Accrued liabilities	(7,235)	4,310
Income taxes	11,900	(2,417)
Cash provided by operating activities	87,471	86,469

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	68,539	23,250
Proceeds from maturities of short-term investments	126,231	7,495
Purchase of short-term investments	(122,480)	(159,882)
Proceeds from sales of long-term investments	4,936	—
Purchase of long-term investments	(68,313)	(22,077)
Capital expenditures and other assets	(15,042)	(12,100)
Proceeds from sales of property, plant and equipment and assets held for sale	—	9,024
Proceeds from sale of Audio Entertainment Group ("AEG") segment	—	1,625
Cash used for investing activities	(6,129)	(152,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(229,121)	(70,270)
Equity forward contract related to accelerated share repurchase program	(15,000)	—
Proceeds from sale of treasury stock	2,519	2,033
Proceeds from issuance of common stock	27,072	44,703
Proceeds from revolving line of credit	53,500	—
Repayments of revolving line of credit	(14,000)	—
Payment of cash dividends	(6,884)	(7,263)
Employees' tax withheld and paid for restricted stock and restricted stock units	(2,457)	(74)
Excess tax benefit from stock-based compensation	5,147	4,900
Cash used for financing activities	(179,224)	(25,971)
Effect of exchange rate changes on cash and cash equivalents	(1,428)	93
Net decrease in cash and cash equivalents	(99,310)	(92,074)
Cash and cash equivalents at beginning of period	277,373	349,961
Cash and cash equivalents at end of period	$178,063	$257,887
The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the Company's March 31, 2011 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which was filed with the SEC on May 31, 2011.  The results of operations for the interim period ended December 31, 2011 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on March 31, 2012 and consists of 52 weeks. The Company's prior fiscal year ended on April 2, 2011 and also consisted of 52 weeks.  The Company’s results of operations for the three and nine months ended December 31, 2011 and January 1, 2011 each contain 13 weeks and 39 weeks, respectively.  For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

Certain financial statement reclassifications have been made to previously reported amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

There are no recently adopted accounting pronouncements other than as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Recently Issued Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. The Company is required to implement this guidance effective the Company's first quarter of fiscal 2014. The Company does not currently have any offsetting assets and liabilities.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU allows entities to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity is required to perform a more detailed two-step goodwill impairment test that is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses, if any, to be recognized. The Company expects to early adopt ASU 2011-8 in its fourth quarter of fiscal 2012 and does not expect it to have a material impact on the Company's financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, as amended, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Certain of the provisions are effective for the Company in its first quarter of fiscal 2013 and will be applied retrospectively. The Company intends to present other comprehensive income in two separate and consecutive statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. This new guidance is effective for the Company's fourth quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its financial statements.

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	December 31,	March 31,
(in thousands)	2011	2011
Accounts receivable	$131,249	$125,137
Provisions for returns	(8,050)	(10,437)
Provisions for promotions, rebates and other	(13,011)	(10,460)
Provisions for doubtful accounts and sales allowances	(511)	(951)
Accounts receivable, net	$109,677	$103,289

Inventory, net:

	December 31,	March 31,
(in thousands)	2011	2011
Raw materials	$15,374	$15,315
Work in process	2,815	2,558
Finished goods	39,610	38,600
Inventory, net	$57,799	$56,473

Accrued Liabilities:

	December 31,	March 31,
(in thousands)	2011	2011
Employee compensation and benefits	$22,969	$27,478
Warranty obligation accrual	13,509	11,016
Accrued advertising and sales and marketing	1,810	2,873
Accrued other	12,506	18,240
Accrued liabilities	$50,794	$59,607

Changes during the nine months ended December 31, 2011 in the warranty obligation accrual, which is included as a component of Accrued liabilities in the Condensed consolidated balance sheets, are as follows:

Nine Months Ended
(in thousands)	December 31, 2011

Warranty obligation accrual at March 31, 2011	$11,016
Warranty provision relating to products shipped	13,261
Deductions for warranty claims processed	(10,768)
Warranty obligation accrual at December 31, 2011	$13,509

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table represents the Company’s cash, cash equivalents and investments as of December 31, 2011 and March 31, 2011:

(in thousands)	December 31, 2011				March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$161,069	$—	$—	$161,069	$136,804	$—	$—	$136,804
Cash equivalents	16,992	2	—	16,994	140,569	1	(1)	140,569
Total Cash and cash equivalents	$178,061	$2	$—	$178,063	$277,373	$1	$(1)	$277,373

Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$76,530	$22	$(10)	$76,542	$105,849	$17	$(3)	$105,863
Commercial Paper	15,679	4	(3)	15,680	30,071	5	(1)	30,075
Corporate Bonds	24,372	22	(41)	24,353	11,212	4	—	11,216
Certificates of Deposit ("CDs")	2,880	4	—	2,884	5,420	9	—	5,429
Total Short-term investments	$119,461	$52	$(54)	$119,459	$152,552	$35	$(4)	$152,583

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$39,176	$26	$(10)	$39,192	$17,387	$4	$—	$17,391
Corporate Bonds	20,924	13	(170)	20,767	19,086	8	(35)	19,059
CDs	2,003	—	(1)	2,002	2,879	3	—	2,882
Total Long-term investments	$62,103	$39	$(181)	$61,961	$39,352	$15	$(35)	$39,332

Total cash, cash equivalents and investments	$359,625	$93	$(235)	$359,483	$469,277	$51	$(40)	$469,288

As of December 31, 2011 and March 31, 2011, all of the Company’s investments are classified as available-for-sale securities.

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents, short-term investments and long-term investments, classified by stated maturity as of December 31, 2011 and March 31, 2011:

(in thousands)	December 31, 2011		March 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$136,453	$136,453	$293,121	$293,152
Due in 1 to 3 years	62,103	61,961	39,352	39,332
Total	$198,556	$198,414	$332,473	$332,484

The Company did not incur any material realized or unrealized net gains or losses in the three or nine months ended December 31, 2011 or 2010.

5. FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of December 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$161,069	$—	$—	$161,069
Commercial Paper	—	12,494	—	12,494
Money Market Accounts	4,500	—	—	4,500
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	32,026	44,516	—	76,542
Commercial Paper	—	15,680	—	15,680
Corporate Bonds	—	24,353	—	24,353
CDs	—	2,884	—	2,884
Long-term investments:
Government Agency Securities	—	39,192	—	39,192
Corporate Bonds	—	20,767	—	20,767
CDs	—	2,002	—	2,002
Other current assets:
Derivative assets	—	4,876	—	4,876
Total assets measured at fair value	$197,595	$166,764	$—	$364,359

Accrued liabilities:
Derivative liabilities	$11	$2,428	$—	$2,439

Fair Values as of March 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$136,804	$—	$—	$136,804
U.S. Treasury Bills and Government Agency Securities	74,991	—	—	74,991
Commercial Paper	—	22,495	—	22,495
Corporate Bonds	—	3,082	—	3,082
CDs	—	2,001		2,001
Money Market Accounts	38,000	—	—	38,000
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	71,756	34,107	—	105,863
Commercial Paper	—	30,075	—	30,075
Corporate Bonds	—	11,216	—	11,216
CDs	—	5,429	—	5,429
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	7,955	9,436	—	17,391
Corporate Bonds	—	19,059	—	19,059
CDs	—	2,882	—	2,882
Other current assets:
Derivative assets	—	360	—	360
Total assets measured at fair value	$329,506	$140,142	$—	$469,648

Accrued liabilities:
Derivative liabilities	$27	$4,174	$—	$4,201

Level 1 financial assets consist of cash, money market accounts and United States ("U.S.") Treasury Bills.  Level 1 financial liabilities consist of foreign exchange forward contracts not designated as hedges.  The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, CDs and derivative foreign currency call and put option contracts.  Fair value for investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value. Derivative foreign currency call and put option contracts are valued using pricing models that use observable market inputs. During the nine months ended December 31, 2011, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

The Company had no Level 3 financial assets or liabilities as of December 31, 2011 or March 31, 2011.

6. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill as of December 31, 2011 and March 31, 2011 was $14.0 million.

The following table presents the carrying value of acquired intangible assets with remaining net book values as of December 31, 2011 and March 31, 2011:

	December 31, 2011			March 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Useful Life
Technology	$3,000	$(3,000)	$—	$3,000	$(2,812)	$188	6	years
Customer relationships	1,705	(1,252)	453	1,705	(1,044)	661	8	years
OEM relationships	27	(24)	3	27	(20)	7	7	years
Total	$4,732	$(4,276)	$456	$4,732	$(3,876)	$856

The aggregate amortization expense relating to purchased intangible assets was immaterial for the three and nine months ended December 31, 2011 and 2010.

7. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation expense included in the Condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Cost of revenues	$559	$574	$1,664	$1,672

Research, development and engineering	953	958	2,928	2,862
Selling, general and administrative	3,067	2,644	8,675	7,431
Stock-based compensation expense included in operating expenses	4,020	3,602	11,603	10,293

Total stock-based compensation expense	4,579	4,176	13,267	11,965
Income tax benefit	(1,448)	(1,298)	(4,172)	(3,644)
Total stock-based compensation expense, net of tax	$3,131	$2,878	$9,095	$8,321

Stock Options

The following is a summary of the Company’s stock option activity during the nine months ended December 31, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2011	5,360	$25.58
Options granted	613	$34.75
Options exercised	(1,301)	$20.82
Options forfeited or expired	(796)	$39.03
Outstanding at December 31, 2011	3,876	$25.86	3.6	$38,710
Vested and expected to vest at December 31, 2011	3,780	$25.68	3.6	$38,443
Exercisable at December 31, 2011	2,775	$23.60	2.7	$33,850

The total intrinsic value of options exercised during the nine months ended December 31, 2011 and 2010 was $18.6 million and $22.8 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the nine months ended December 31, 2011 was $27.1 million.

As of December 31, 2011, total unrecognized compensation cost related to unvested stock options was $10.0 million which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during the nine months ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at March 31, 2011	688	$29.52
Restricted stock granted	390	$36.36
Restricted stock vested	(192)	$27.46
Restricted stock forfeited	(50)	$30.02
Unvested at December 31, 2011	836	$33.29

The weighted average grant-date fair value of awards of restricted stock and restricted stock units (collectively "restricted stock") is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the nine months ended December 31, 2011 and 2010 was $36.36 and $33.54, respectively. The total fair value of restricted stock that vested during the nine months ended December 31, 2011 and 2010 was $5.3 million and $2.8 million, respectively.

As of December 31, 2011, total unrecognized compensation cost related to unvested restricted stock was $18.9 million which is expected to be recognized over a weighted average period of 2.8 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  The fair value of stock options and ESPP shares granted during the respective periods is estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Stock Options	2011	2010	2011	2010
Expected volatility	48.1%	45.3%	45.6%	45.9%
Risk-free interest rate	0.6%	0.9%	1.1%	1.4%
Expected dividends	0.6%	0.6%	0.6%	0.6%
Expected life (in years)	4.0	4.2	4.0	4.2
Weighted-average grant date fair value	$11.86	$12.88	$12.08	$11.86
ESPP
Expected volatility			38.7%	41.8%
Risk-free interest rate			0.1%	0.2%
Expected dividends			0.6%	0.7%
Expected life (in years)			0.5	0.5
Weighted-average grant date fair value			$8.00	$8.02

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest.

No purchase rights were granted under the ESPP during the three months ended December 31, 2011 and 2010.

8. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors ("Board") authorizes programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until such time as they are retired or re-issued. Repurchases by the Company pursuant to the Board authorized programs during the nine months ended December 31, 2011 and 2010 are discussed below. As of December 31, 2011, there were 785,081 remaining shares authorized for repurchase.

Open Market Repurchases

Under the Board authorized programs, in the nine months ended December 31, 2011 and 2010, respectively, the Company repurchased 2,907,936 and 2,317,900 shares of its common stock in the open market for a total cost of $94.1 million and $70.2 million and an average price per share of $32.37 and $30.29. The Company financed the repurchases using a combination of funds generated from operations and borrowings under its revolving line of credit.

In addition, the Company withheld shares valued at $2.5 million in the nine months ended December 31, 2011, compared to an immaterial amount in the nine months ended December 31, 2010, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's Condensed consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company as they reduce the number of shares outstanding as a result of the vesting.

Privately Negotiated Transactions

In May 2011, pursuant to a Board authorized accelerated share repurchase ("ASR") program, the Company entered into two separate Master Confirmation and Supplemental Confirmations (“May 2011 ASR Agreements”) with Goldman, Sachs & Co. (“Goldman”) consisting of a "Collared ASR Agreement" and an "Uncollared ASR Agreement". In August 2011, the Company entered into an additional Supplemental Confirmation with Goldman, consisting of an uncollared ASR ("August 2011 Uncollared ASR Agreement"). Details of these transactions are described further below.

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

May 2011 ASR Agreements

Under the May 2011 ASR Agreements, the Company paid Goldman $100.0 million in May 2011, and, during the nine months ended December 31, 2011, Goldman delivered 2,831,519 shares of the Company's common stock.

During the nine months ended December 31, 2011, the Collared ASR Agreement was settled and the Company received a total of 1,398,925 shares from Goldman under the Collared ASR Agreement at a total cost of $50.0 million and an average price per share of $35.74 based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the Collared ASR Agreement, less a discount.

During the nine months ended December 31, 2011, the Uncollared ASR Agreement was settled and the Company received a total of 1,432,594 shares from Goldman under the Uncollared ASR Agreement at a total cost of $50.0 million and an average price per share of $34.90 based on the VWAP of the Company's common stock during the term of the Uncollared ASR Agreement, less a discount.

August 2011 Uncollared ASR Agreement

Under the August 2011 Uncollared ASR Agreement, the Company has and is expected to continue to repurchase shares of its common stock for an aggregate purchase price of $50.0 million. The $50.0 million was paid in August 2011, and during the nine months ended December 31, 2011, the Company received an initial delivery of 1,136,364 shares. Goldman borrowed the shares that were delivered to the Company and is obligated to purchase sufficient shares of the Company's common stock in the open market to return to lenders over the term of the agreement. The initial delivery to the Company represented approximately 70% of the shares expected to be repurchased based on the closing price of the Company's common stock of $30.80 on August 19, 2011, which was the date the major terms of the agreement to purchase the shares were known. The August 2011 Uncollared ASR Agreement is expected to conclude no later than March 27, 2012, although in certain circumstances the termination date may be accelerated at Goldman's option. The actual number of shares repurchased will be determined at the completion of the August 2011 ASR Agreement.

Under the August 2011 Uncollared ASR Agreement, the number of shares to be repurchased by the Company is based generally on the VWAP of the Company's common stock during the contractual term. At the conclusion of the August 2011 Uncollared ASR Agreement, the Company, at its election, may receive additional shares or may be required to pay additional cash or shares based generally on the VWAP of the Company's common stock during the term of the agreement. Based on the initial number of shares delivered and the Company's stock price on the date at which the major terms of the agreement to purchase the shares were known, the total consideration allocated to stock repurchases under the August 2011 Uncollared ASR Agreement was $35.0 million. The remaining $15.0 million was recorded as an equity forward contract and was included in Additional paid-in capital in the Condensed consolidated balance sheet as of December 31, 2011.

Treasury Stock Retirement

During the nine months ended December 31, 2011 and 2010, the Company retired 5,000,000 shares and 4,000,000 shares of treasury stock, respectively, at a total value of $177.1 million and $102.4 million, respectively. These were non-cash equity transactions in which the cost of the reacquired shares was recorded as a reduction to both Retained earnings and Treasury stock. The shares were returned to the status of authorized but unissued shares.

9. CREDIT AGREEMENT

In May 2011, the Company entered into a credit agreement ("Credit Agreement") with Wells Fargo Bank, National Association ("Bank"). The Credit Agreement provides for a $100 million unsecured revolving line of credit ("line of credit") and if requested by the Company, the Bank may increase its commitment thereunder by up to $100 million, for a total facility size of up to $200 million. As of December 31, 2011, the Company had outstanding borrowings of $39.5 million under the line of credit.

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

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at December 31, 2011.

10. COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

The Company leases certain equipment and facilities under operating leases expiring in various years through fiscal 2017.  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2011 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2012 (remaining 3 months)	$943
2013	4,400
2014	3,763
2015	1,270
2016	514
Thereafter	44
Total minimum future rental payments	$10,934
Total consolidated rent expense for operating leases for the three and nine months ended December 31, 2011 was approximately $1.7 million and $4.5 million, respectively, compared to $1.3 million and $4.0 million, respectively, for the three and nine months ended December 31, 2010.

Unconditional Purchase Obligations

The Company purchases components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing lead times and ensure adequate component supply, the Company may enter into firm, non-cancelable and unconditional purchase obligations for which the terms exceed one year and for which amounts are not recorded in the Condensed consolidated balance sheets. As of December 31, 2011 and March 31, 2011, there were no such unconditional purchase obligations with remaining terms exceeding one year.

Indemnifications

Under the terms of an Asset Purchase Agreement, dated October 2, 2009, by and between the Company, certain of the Company's subsidiaries and Audio Technologies Acquisition, LLC. ("Asset Purchase Agreement"), a First Amendment to the Asset Purchase Agreement, dated November 30, 2009, a Side Letter to the Asset Purchase Agreement, dated January 8, 2010, and a second Side Letter to the Asset Purchase Agreement, dated February 15, 2010 (collectively, the “Purchase Agreement”) to sell Altec Lansing, the Company’s Audio Entertainment Group ("AEG") segment, the Company made representations and warranties to the purchaser about the condition of AEG, including matters relating to intellectual property, employees, taxes and environmental laws.  No indemnification costs have been incurred as of December 31, 2011 or March 31, 2011.

Other Guarantees and Obligations

The Company sells substantially all of its products to end users through distributors, retailers, OEMs, and telephony service providers (collectively "customers"). As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, Plantronics’ standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products.  From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events relating to the sale and use of its products and services.  In addition, Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  In the Company’s experience, claims made under these indemnifications are rare and the associated estimated fair value of the liability is not material.

Claims and Litigation

From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse impact on the Company's financial condition, results of operations or cash flows. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse impact on the Company's financial condition, results of operations or cash flows in the periods recognized or paid.

11. COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Net income	$30,898	$31,552	$85,150	$82,927
Unrealized gain (loss) on cash flow hedges, net of tax	2,078	1,124	6,112	(2,890)
Foreign currency translation gain (loss), net of tax	(535)	(227)	(942)	495
Unrealized gain (loss) on investments, net of tax	56	(10)	(112)	32
Comprehensive income	$32,497	$32,439	$90,208	$80,564

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

As of December 31, 2011, the Company had foreign currency forward contracts denominated in Euros ("EUR"), Great Britain Pounds ("GBP"), and Australian Dollars ("AUD").  These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. dollar equivalent (“USD Equivalent”) at December 31, 2011:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
EUR	18,800	$24,385	Sell EUR	1 month
GBP	3,900	$6,057	Sell GBP	1 month
AUD	4,100	$4,188	Sell AUD	1 month

Foreign currency transactions, net of the effect of forward contract hedging activity, resulted in immaterial net losses in the three and nine months ended December 31, 2011 and 2010, which are included in Interest and other income (expense), net, in the Condensed consolidated statements of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated EUR and GBP denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with put and call currency option contracts used as collars.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income in the Condensed consolidated balance sheets and subsequently reclassified into Net revenues in the Condensed consolidated statements of operations when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  The Company does not purchase options for trading purposes.  As of December 31, 2011, the Company had foreign currency put and call option contracts of approximately €64.8 million and £19.8 million.  As of March 31, 2011, the Company had foreign currency put and call option contracts of approximately €52.7 million and £14.5 million.

In the three months ended December 31, 2011, there were no realized gains or losses on cash flow hedges recognized in Net revenues, compared to immaterial gains recognized for the same period in the prior year. In the nine months ended December 31, 2011, realized losses on cash flow hedges of $2.6 million were recognized in Net revenues, compared to realized gains of $2.6 million for the same period in the prior year. The Company expects to reclassify the entire gain of $4.7 million, net of tax, in Accumulated other comprehensive income to Net revenues during the next twelve months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Cost of revenues in the Condensed consolidated balance sheets when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  As of December 31, 2011 and March 31, 2011, the Company had foreign currency swap contracts of approximately MX$398.2 million and MX$343.9 million, respectively.

In the three and nine months ended December 31, 2011 and 2010, there were no material realized gains or losses on MX$ cash flow hedges recognized in Cost of revenues.  Of the entire loss of $2.3 million, net of tax, recorded in Accumulated other comprehensive income, the Company expects to reclassify $2.1 million to Cost of revenues during the next twelve months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company’s outstanding MX$ currency swaps and approximate USD Equivalent at December 31, 2011:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	398,150	$30,068	Buy MX$	Monthly over 15 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
	December 31,	March 31,	December 31,	March 31,
(in thousands)	2011	2011	2011	2011
Foreign exchange contracts designated as cash flow hedges	$4,876	$360	$2,439	$4,201

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of December 31, 2011 and March 31, 2011, and the impact of designated derivative contracts before tax on AOCI for the nine months ended December 31, 2011:

(in thousands)	Gain (loss) included in AOCI as of March 31, 2011	Amount of gain (loss) recognized in AOCI (effective portion)	Amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	Gain (loss) included in AOCI as of December 31, 2011
Foreign exchange contracts designated as cash flow hedges	$(3,841)	$3,706	$(2,572)	$2,437

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Gross profit in the Condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(555)	$817	$(2,572)	$2,756

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income (expense), net in the Condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Gain on foreign exchange contracts	$675	$814	$1,975	$285

13. INCOME TAXES

The effective tax rate for the three and nine months ended December 31, 2011 was 18.3% and 22.8%, respectively, compared to 13.6% and 22.5%, respectively, in the same periods in the prior year.  The higher effective tax rate for the three and nine months ended December 31, 2011 is due primarily to both the release of larger tax reserves and the December 2010 retroactive reinstatement of the federal tax research credit resulting in a 15 month benefit in the prior year periods compared to the nine month benefit in the current year due to the December 2011 expiration of the credit. The impact of the tax reserve release and the federal research tax credit reinstatement had a proportionally larger impact in the three month comparison relative to the nine month comparison. The effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

The Company's provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign operations that the Company intends to reinvest indefinitely in the foreign operations. If these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits, and foreign withholding taxes. The Company's current plans do not require repatriation of earnings from foreign operations to fund the U.S. operations because the Company generates sufficient domestic operating cash flow and has access to external funding under its line of credit. As a result, the Company does not expect a material impact on its business or financial flexibility with respect to undistributed earnings of its foreign operations.

As of December 31, 2011, the Company had $10.9 million of unrecognized tax benefits compared to $10.5 million at March 31, 2011 recorded in Long-term income taxes payable in the Condensed consolidated balance sheets, all of which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense in the Condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $1.6 million as of December 31, 2011 as compared to $1.7 million as of March 31, 2011.  No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2008.  The Company is under examination by the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2006, except for the United Kingdom which has been concluded for tax years prior to fiscal 2009.

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

14. COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income	$30,898	$31,552	$85,150	$82,927

Denominator:
Weighted average common shares-basic	42,541	47,649	44,623	47,621
Dilutive effect of employee equity incentive plans	1,099	1,782	1,234	1,650
Weighted average common shares-diluted	43,640	49,431	45,857	49,271

Earnings per common share-basic	$0.73	$0.66	$1.91	$1.74

Earnings per common share-diluted	$0.71	$0.64	$1.86	$1.68

Potentially dilutive securities excluded from earnings per common share-diluted because their effect is anti-dilutive	1,092	1,321	1,458	1,607

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

The following table presents net revenues by product group for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Net revenues from unaffiliated customers:
Office and Contact Center	$133,335	$122,949	$400,729	$358,480
Mobile	36,024	43,208	96,529	109,446
Gaming and Computer Audio	9,209	10,544	24,985	28,048
Clarity	4,668	4,884	13,541	14,551
Total net revenues	$183,236	$181,585	$535,784	$510,525

The following table presents net revenues by geography for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Net revenues from unaffiliated customers:
U.S.	$99,070	$104,299	$300,557	$304,391

Europe, Middle East and Africa	50,831	46,506	137,589	121,587
Asia Pacific	19,393	16,499	58,623	47,404
Americas, excluding U.S.	13,942	14,281	39,015	37,143
Total international net revenues	84,166	77,286	235,227	206,134
Total net revenues	$183,236	$181,585	$535,784	$510,525

No customer accounted for 10% or more of Net revenues for the three or nine months ended December 31, 2011 and 2010, nor did any one customer account for 10% or more of Accounts receivable, net in the Condensed consolidated balance sheets at December 31, 2011 and March 31, 2011.

16. SUBSEQUENT EVENTS

On January 31, 2012, the Board declared a cash dividend of $0.05 per share of the Company's common stock, payable on March 9, 2012 to stockholders of record at the close of business on February 17, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall” and similar expressions, or the negative of these terms.  Specific forward-looking statements contained within this Form 10-Q include statements containing our expectations regarding (i) the launch of additional Unified Communications ("UC") products and new Mobile products, (ii) our long-term strategy to invest for UC, (iii) the future of UC technologies, including the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectation concerning our revenue opportunity from UC, (iv) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (v) our future tax rate, (vi) our anticipated capital expenditures for the remainder of fiscal 2012, (vii) the sufficiency of our cash, cash equivalents and cash from operations, (viii) our ability to draw funds on our credit facility as needed, and (ix) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission (“SEC”) including our annual Report on Form 10-K for the fiscal year ended March 31, 2011.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We expect UC to increase the adoption and use of headsets in enterprise applications.  Headsets help to enable voice communications to be delivered naturally in the UC environment.  As UC is adopted by enterprises to reduce costs and improve collaboration, headsets are expected to be an important part of the UC environment.  In fiscal 2012, we have been focused on our long-term strategy to invest in UC as a key long-term driver of revenue and profit growth. We continue to focus on innovative product development, including the use of software and services as part of our products.

In the third quarter of fiscal 2012, our consolidated net revenues were $183.2 million, an increase of approximately $1.7 million or 1% from $181.6 million in the third quarter of fiscal 2011 driven by higher sales of our Office and Contact Center (“OCC”) products. OCC revenues increased $10.4 million or 8% from the same quarter a year ago due to increased demand for headsets designed for UC and our participation in the UC market.

Our gross profit as a percentage of net revenues decreased slightly to 52.5% in the third quarter of fiscal 2012 from 52.8% in the third quarter of fiscal 2011 due to higher cost of revenues primarily as a result of higher provisions for excess and obsolete inventory.

Operating income was $37.4 million in the third quarter of fiscal 2012, an increase of $0.9 million or 2% from $36.5 million in the third quarter of fiscal 2011 due to the increase in gross profit on slightly higher net revenues along with lower selling, general and administrative expenses.

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

	Three Months Ended December 31,				Nine Months Ended December 31,
(in thousands except percentages)	2011		2010		2011		2010
Net revenues	$183,236	100.0%	$181,585	100.0%	$535,784	100.0%	$510,525	100.0%
Cost of revenues	87,024	47.5%	85,777	47.2%	246,548	46.0%	239,310	46.9%
Gross profit	96,212	52.5%	95,808	52.8%	289,236	54.0%	271,215	53.1%
Operating expenses:
Research, development and engineering	16,829	9.2%	16,373	9.0%	51,386	9.6%	46,480	9.1%
Selling, general and administrative	41,976	22.9%	43,319	23.9%	128,510	24.0%	118,747	23.3%
Restructuring and other related charges	—	—%	(428)	(0.2)%	—	—%	(428)	(0.1)%
Total operating expenses	58,805	32.1%	59,264	32.6%	179,896	33.6%	164,799	32.3%
Operating income	37,407	20.4%	36,544	20.1%	109,340	20.4%	106,416	20.8%
Interest and other income (expense), net	406	0.2%	(20)	—%	989	0.2%	615	0.1%
Income before income taxes	37,813	20.6%	36,524	20.1%	110,329	20.6%	107,031	21.0%
Income tax expense	6,915	3.8%	4,972	2.7%	25,179	4.7%	24,104	4.7%
Net income	$30,898	16.9%	$31,552	17.4%	$85,150	15.9%	$82,927	16.2%

NET REVENUES

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Net revenues from unaffiliated customers:
Office and Contact Center	$133,335	$122,949	$10,386	8.4%	$400,729	$358,480	$42,249	11.8%
Mobile	36,024	43,208	(7,184)	(16.6)%	96,529	109,446	(12,917)	(11.8)%
Gaming and Computer Audio	9,209	10,544	(1,335)	(12.7)%	24,985	28,048	(3,063)	(10.9)%
Clarity	4,668	4,884	(216)	(4.4)%	13,541	14,551	(1,010)	(6.9)%
Total net revenues	$183,236	$181,585	$1,651	0.9%	$535,784	$510,525	$25,259	4.9%

OCC products represent our largest source of revenues, while Mobile products represent our largest unit volumes.  Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives and channel mix. Net revenues derived from sales of consumer goods into the retail channel typically account for a seasonal increase in our net revenues in the third quarter of our fiscal year.

Net revenues increased to $183.2 million in the third quarter of fiscal 2012 from $181.6 million in the third quarter of fiscal 2011 as a result of higher OCC revenues due to continued growth in UC revenues.

Fluctuations in net revenues for the three months ended December 31, 2011 compared to the same quarter a year ago resulted primarily from the following:

•	$10.4 million increase in OCC net revenues due to continued growth in UC revenues;

•
$7.2 million decrease in Mobile net revenues due to a decline in the United States ("U.S.") as a result of some market share loss together with a decline in the Bluetooth headset market, offset partially by growth in the Asia Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions due to a more competitive product portfolio and market share gains; and,

•
$1.3 million decrease in Gaming and Computer Audio net revenues due mainly to market share loss as a result of investing less in this category over the last two years as we have prioritized our investment in UC. We are currently increasing our investments in this area to enable future growth.

Fluctuations in net revenues for the nine months ended December 31, 2011 compared to the same period a year ago resulted primarily for the same reasons as the three month period outlined above.

Geographical Information

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$99,070	$104,299	$(5,229)	(5.0)%	$300,557	$304,391	$(3,834)	(1.3)%
As a percentage of net revenues	54.1%	57.4%	(3.3)	ppt.	56.1%	59.6%	(3.5)	ppt.
EMEA	50,831	46,506	4,325	9.3%	137,589	121,587	16,002	13.2%
APAC	19,393	16,499	2,894	17.5%	58,623	47,404	11,219	23.7%
Americas, excluding U.S.	13,942	14,281	(339)	(2.4)%	39,015	37,143	1,872	5.0%
Total international net revenues	84,166	77,286	6,880	8.9%	235,227	206,134	29,093	14.1%
As a percentage of net revenues	45.9%	42.6%	3.3	ppt.	43.9%	40.4%	3.5	ppt.
Total net revenues	$183,236	$181,585	$1,651	0.9%	$535,784	$510,525	$25,259	4.9%

Consolidated U.S. net revenues as a percentage of total net revenues were 54% and 56% in the three and nine months ended December 31, 2011, respectively, compared to 57% and 60%, respectively, in the same periods in the prior year.  U.S. net revenues decreased 5.0% and 1.3% in the three and nine months ended December 31, 2011, respectively, as compared to the same periods in the prior year, due primarily to a decline in net revenues for Mobile products due to some market share loss together with a decline in the Bluetooth headset market, partially offset by growth in OCC product net revenues.  International net revenues increased to 46% and 44% of total net revenues in the three and nine months ended December 31, 2011, respectively, compared to 43% and 40%, respectively, in the same periods in the prior year, representing increases of 8.9% and 14.1% in the three and nine months ended December 31, 2011, respectively, as compared to the same periods in the prior year.  Net revenues in the EMEA region increased due to greater demand for OCC products driven primarily by demand for our UC products, as well as increased product placements in the Mobile market.  APAC region net revenues increased mostly from higher OCC net revenues due to growth in UC revenues and growth in Mobile revenues due to increased product placements, both of which also benefited from growth in emerging markets and increased channel resources.

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

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Net revenues	$183,236	$181,585	$1,651	0.9%	$535,784	$510,525	$25,259	4.9%
Cost of revenues	87,024	85,777	1,247	1.5%	246,548	239,310	7,238	3.0%
Consolidated gross profit	$96,212	$95,808	$404	0.4%	$289,236	$271,215	$18,021	6.6%
Consolidated gross profit %	52.5%	52.8%	(0.3)	ppt.	54.0%	53.1%	0.9	ppt.

As a percentage of net revenues, gross profit decreased in the three months ended December 31, 2011 as compared to the same quarter a year ago due primarily to the following:

•	0.7 percentage point detriment primarily from higher commodity and sourcing costs; and

•	0.3 percentage point detriment from higher provisions for excess and obsolete inventory.

These detriments were partially offset by the following:

•	0.6 percentage point benefit from improvements in manufacturing efficiency.

The increase in gross profit as a percentage of net revenues in the nine months ended December 31, 2011 as compared to the same period a year ago was due primarily to the following:

•	0.8 percentage point benefit driven mostly by a higher portion of OCC revenues which generally have a higher gross margin than other product categories; and

•	0.5 percentage point benefit from a weaker USD.

These benefits were partially offset by the following:

•	0.7 percentage point detriment from higher commodity and sourcing costs.

There are significant variances in gross profit percentages between our higher and our lower margin products.  Therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not accurately anticipate changes in demand, we have in the past, and may in the future, incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  Gross profit may also vary based on distribution channel, return rates, and other factors.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, travel expenses, depreciation, and an allocation of overhead expenses, including facilities, IT, human resources, and legal costs.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Research, development and engineering	$16,829	$16,373	$456	2.8%	$51,386	$46,480	$4,906	10.6%
% of total net revenues	9.2%	9.0%	0.2	ppt.	9.6%	9.1%	0.5	ppt.

For the three months ended December 31, 2011, research, development and engineering expenses increased as compared to the same quarter a year ago due primarily to slightly higher outsourced project expenses to support development of UC and other products.

For the nine months ended December 31, 2011, research, development and engineering expenses increased as compared to the same period a year ago due primarily to $3.2 million in higher compensation expenses mostly as a result of increased headcount to support development of UC products, increased outsourced project costs to support our UC and other product portfolios and higher overhead expenses.

We anticipate that our research, development and engineering expenses will increase slightly in the remaining quarter of fiscal 2012.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including IT, facilities, legal costs, and human resources.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Selling, general and administrative	$41,976	$43,319	$(1,343)	(3.1)%	$128,510	$118,747	$9,763	8.2%
% of total net revenues	22.9%	23.9%	(1.0)	ppt.	24.0%	23.3%	0.7	ppt.

In the three months ended December 31, 2011, compared to the same quarter a year ago, selling, general and administrative expenses decreased due primarily to $1.6 million lower professional service fees related primarily to the litigation that was settled in the fourth quarter of fiscal 2011.

In the nine months ended December 31, 2011 compared to the same period a year ago, selling, general and administrative expenses increased due mostly to higher compensation expenses of $7.3 million primarily as a result of increased headcount in our marketing and field sales functions to support UC and the growth in emerging markets, as well as increased marketing promotional costs related primarily to our integrated marketing and sales promotions to promote our brand and capabilities for the UC market.

We anticipate that our selling, general and administrative expenses will increase slightly in the remaining quarter of fiscal 2012.

RESTRUCTURING AND OTHER RELATED CHARGES

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Restructuring and other related charges	$—	$(428)	$428	(100.0)%	$—	$(428)	$428	(100.0)%
% of total net revenues	—%	(0.2)%	0.2	ppt.	—%	(0.1)%	0.1	ppt.

In fiscal 2009, we announced various restructuring activities that were completed as of December 31, 2010.

OPERATING INCOME

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Operating income	$37,407	$36,544	$863	2.4%	$109,340	$106,416	$2,924	2.7%
% of total net revenues	20.4%	20.1%	0.3	ppt.	20.4%	20.8%	(0.4)	ppt.

In the three months ended December 31, 2011, compared to the same quarter a year ago, operating income increased due to the increase in Net revenues along with lower selling, general and administrative expenses related to professional service fees incurred in the prior year period which were related primarily to litigation that was subsequently settled favorably in the fourth quarter of fiscal 2011.

In the nine months ended December 31, 2011, compared to the same period a year ago, operating income increased due to the increase in Net revenues and higher gross margins driven mostly by a higher portion of OCC revenues which generally have a higher gross margin than other product categories.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Interest and other income (expense), net	$406	$(20)	$426	(2,130.0)%	$989	$615	$374	60.8%
% of total net revenues	0.2%	—%	0.2	ppt.	0.2%	0.1%	0.1	ppt.

In the three and nine months ended December 31, 2011, compared to the same periods a year ago, interest and other income (expense), net increased due primarily to greater interest income from our investment portfolio as a result of higher interest rates earned on certain investments.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2011	2010	(Decrease)		2011	2010	(Decrease)
Income before income taxes	$37,813	$36,524	$1,289	3.5%	$110,329	$107,031	$3,298	3.1%
Income tax expense	6,915	4,972	1,943	39.1%	25,179	24,104	1,075	4.5%
Net income	$30,898	$31,552	$(654)	(2.1)%	$85,150	$82,927	$2,223	2.7%
Effective tax rate	18.3%	13.6%	4.7	ppt.	22.8%	22.5%	0.3	ppt.

Our effective tax rate for the three and nine months ended December 31, 2011 was 18.3% and 22.8%, respectively, compared to 13.6% and 22.5%, respectively, for the same periods in the prior year.  The higher effective tax rate for the three and nine months ended December 31, 2011 is due primarily to both the release of larger tax reserves and the December 2010 retroactive reinstatement of the federal tax research credit resulting in a 15 month benefit in the prior year periods compared to the nine month benefit in the current year due to the December 2011 expiration of the credit. The impact of the tax reserve release and the federal research tax credit reinstatement had a proportionally larger impact in the three month comparison relative to the nine month comparison. The effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign operations that we intend to reinvest indefinitely in our foreign operations. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits, and foreign withholding taxes. Our current plans do not require repatriation of earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our line of credit. As a result, we do not expect a material impact on our business or financial flexibility with respect to undistributed earnings of our foreign operations.

As of December 31, 2011, we had $10.9 million of unrecognized tax benefits compared to $10.5 million at March 31, 2011 recorded in Long-term income taxes payable in the Condensed consolidated balance sheets, all of which would favorably impact the effective tax rate in future periods if recognized.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense in the Condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $1.6 million as of December 31, 2011 as compared to $1.7 million as of March 31, 2011.  No penalties have been accrued.

We are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  We are no longer subject to U.S. federal tax examinations for tax years prior to 2008.  We are under examination by the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2006, except for the United Kingdom which has been concluded for tax years prior to fiscal 2009.

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

FINANCIAL CONDITION

The table below provides selected Condensed consolidated cash flow information for the periods presented:

	Nine Months Ended
	December 31,
(in thousands)	2011	2010
Cash provided by operating activities	$87,471	$86,469

Capital expenditures and other assets	$(15,042)	$(12,100)
Cash provided by maturities and sales of investments, net of purchases	8,913	(151,214)
Cash provided by other investing activities	—	10,649
Cash used for investing activities	$(6,129)	$(152,665)

Repurchase of common stock, including equity forward contract	$(244,121)	$(70,270)
Proceeds from issuance of common stock	27,072	44,703
Net proceeds from revolving line of credit	39,500	—
Payment of cash dividends	(6,884)	(7,263)
Cash provided by other financing activities	5,209	6,859
Cash used for financing activities	$(179,224)	$(25,971)

Cash Flows from Operating Activities

Cash flows from operating activities for the nine months ended December 31, 2011 consisted of net income of $85.2 million, non-cash charges of $18.9 million and working capital uses of cash of $16.6 million.  Non-cash charges consisted primarily of $13.3 million of stock-based compensation, $10.3 million of depreciation and amortization and a $4.2 million income tax benefit associated with stock option exercises, offset in part by a $7.9 million benefit from deferred income taxes and $5.1 million in excess tax benefits from stock-based compensation expense.  Working capital uses of cash consisted primarily of decreases in accounts payable and accrued liabilities, an increase in accounts receivable and an increase in inventory.  The working capital uses of cash were offset in part by working capital sources of cash primarily from increases in income taxes payable. The days sales outstanding (“DSO”) as of December 31, 2011 decreased to 54 days from 55 days as of December 31, 2010 primarily as a result of an improved aging of past due accounts. Inventory turns increased to 6.0 for the three months ended December 31, 2011 compared to 5.4 for the same period in the prior year due primarily to lower inventory levels as of December 31, 2011 compared to December 31, 2010.

Cash flows from operating activities for the nine months ended December 31, 2010 consisted of net income of $82.9 million, non-cash charges of $20.3 million and working capital uses of cash of $16.8 million. Non-cash charges consisted primarily of $12.0 million of stock-based compensation and $11.3 million of depreciation and amortization offset in part by $4.9 million in excess tax benefits related to stock option exercises and a $4.4 million benefit from deferred income taxes. Working capital uses of cash consisted primarily of an increase in accounts receivable due to higher revenues and decreases in income taxes payable and accounts payable. The working capital uses of cash were offset in part by working capital sources of cash, primarily from a decrease in inventory and an increase in accrued liabilities.

Cash Flows from Investing Activities

Net cash flows used for investing activities for the nine months ended December 31, 2011 consisted primarily of $122.5 million and $68.3 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $15.0 million related primarily to building improvements, IT projects and tooling.  These uses of cash were offset in part by proceeds of $194.8 million from sales and maturities of short-term investments and $4.9 million from sales of long-term investments.

Net cash flows used for investing activities for the nine months ended December 31, 2010 consisted primarily of $159.9 million and $22.1 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $12.1 million related primarily to building improvements, IT projects and tooling. These uses of cash were offset in part by proceeds of $23.3 million from the sale of our Auction Rate Securities (“ARS”) short-term investments at par value, proceeds of $9.0 million from the sale of assets held for sale and $7.5 million in proceeds from maturities of short-term investments.

Cash Flows used for Financing Activities

Net cash flows used for financing activities for the nine months ended December 31, 2011 consisted primarily of $244.1 million related to the repurchase of our common stock, which includes $229.1 million representing the cost of common stock repurchased in the open market and from our accelerated share repurchase program ("ASR Program") described in Note 8, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and $15.0 million representing the value of the remaining equity forward contract related to the ASR Program, along with dividend payments of $6.9 million. These uses of cash were partially offset by $39.5 million in net proceeds from our revolving line of credit which were used to fund the common stock repurchases, $27.1 million in proceeds from the exercise of stock options and $2.5 million in proceeds from the sale of treasury stock issued for purchases under our Employee Stock Purchase Plan (“ESPP”).

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

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock.  At December 31, 2011, we had working capital of $421.3 million, including $297.5 million of cash, cash equivalents and short-term investments, compared with working capital of $524.1 million, including $430.0 million of cash, cash equivalents and short-term investments at March 31, 2011.  The decrease in working capital at December 31, 2011 compared to March 31, 2011 is a result of the decrease in cash and cash equivalents due primarily to significant payments for repurchases of our common stock in the nine months ended December 31, 2011 which were primarily funded from cash, cash equivalents and short-term investments on hand at March 31, 2011 and from net borrowings under our revolving line of credit.

Our cash and cash equivalents as of December 31, 2011 consist of Government Agency Securities, Money Market Accounts composed entirely of Treasury-Backed funds, Commercial Paper and bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of December 31, 2011, of our $297.5 million of cash, cash equivalents and short-term investments, $15.1 million is held domestically while $282.4 million is held by foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations and our current plans do not require us to repatriate them to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our line of credit. For information regarding tax considerations surrounding the undistributed earnings of our foreign operations, refer to Note 13, Income Taxes, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of December 31, 2011, our investments are composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposit (“CDs”).

From time to time, our Board of Directors ("Board") authorizes plans under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the first nine months of fiscal 2012, we repurchased in the open market 2,907,936 shares of our common stock under a repurchase authorizations by our Board on March 1, 2011 for 1,000,000 shares and on May 3, 2011 for 7,000,000 shares. The total cost of these repurchases was $94.1 million with an average price of $32.37 per share. In addition, we withheld 71,046 shares totaling $2.5 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As part of the May 2011 stock repurchase authorization described above, on May 9, 2011, we entered into two separate Master Confirmation and Supplemental Confirmations ("May 2011 ASR Agreements") with Goldman, Sachs & Co. ("Goldman") to repurchase an aggregate of $100.0 million of our common stock and another Supplemental Confirmation with Goldman on August 19, 2011 ( "August 2011 Uncollared ASR Agreement") to repurchase an aggregate of $50.0 million of our common stock, all of which were under the ASR Program. During the first nine months of fiscal 2012, we repurchased 3,967,883 shares of our common stock under the ASR Program, of which 2,831,519 shares were under the May 2011 ASR Agreements and 1,136,364 shares were under the August 2011 ASR Agreement. As of December 31, 2011, we have received all the shares under the May 2011 ASR Agreements, which were settled in August 2011. The actual number of shares repurchased under the August 2011 Uncollared ASR Agreement will be determined at its completion, which is expected to occur no later than March 27, 2012, although in certain circumstances the termination date may be accelerated at Goldman's option. For additional information regarding the ASR Program, including the May 2011 ASR Agreements and the August 2011 Uncollared ASR Agreement, refer to Note 8, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

For the remainder of fiscal 2012, we expect to spend approximately $4.0 million in capital expenditures, consisting primarily of building improvements, IT related expenditures and tooling for new products.  We will continue to evaluate new business opportunities and new markets; as a result, future growth within the existing business or new opportunities and markets may require expenditures for additional facilities and other capital expenditures to support that growth.

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

In May 2011, we entered into a Credit Agreement ("Credit Agreement") with Wells Fargo Bank, National Association ( "Bank") which provides for a $100.0 million unsecured revolving line of credit (the "line of credit") to augment our financial flexibility to facilitate the ASR Program and if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Principal, together with accrued and unpaid interest, is due on the maturity date, May 9, 2014 and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of December 31, 2011, we had outstanding borrowings of $39.5 million under the line of credit. Loans under the Credit Agreement bear interest at the election of the Company (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum EBITDA coverage ratio, in each case at each fiscal quarter end and determined on a rolling four-quarter basis. In addition, we and our subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. As of December 31, 2011, we were in compliance with all covenants under the line of credit.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2011.  At December 31, 2011, unrecognized tax benefits and related interest were $10.9 million and $1.6 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, Long-term income taxes payable on our Condensed consolidated balance sheets includes these unrecognized tax benefits.  We do not anticipate making any material cash payments associated with our unrecognized tax benefits within the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on May 31, 2011 ("Annual Report").  There have been no changes to our critical accounting policies during the nine months ended December 31, 2011.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There are no recently adopted accounting pronouncements other than as described in our Annual Report.

Recently Issued Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires us to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to implement this guidance effective our first quarter of fiscal 2014. We do not currently have any offsetting assets and liabilities.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU allows entities to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity is required to perform a more detailed two-step goodwill impairment test that is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses, if any, to be recognized. We expect to early adopt ASU 2011-8 in our fourth quarter of fiscal 2012 and do not expect it to have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, as amended, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Certain of the provisions are effective for us in our first quarter of fiscal 2013 and will be applied retrospectively. We intend to present other comprehensive income in two separate and consecutive statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. This new guidance is effective for our fourth quarter of fiscal 2012. We do not expect the adoption of ASU 2011-04 to have a material impact on our financial statements.

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

INTEREST RATE RISK

We had cash and cash equivalents totaling $178.1 million at December 31, 2011 compared to $277.4 million at March 31, 2011.  We had short-term investments totaling $119.5 million at December 31, 2011, compared to $152.6 million at March 31, 2011.  We had long-term investments of $62.0 million at December 31, 2011, compared to $39.3 million at March 31, 2011.  As of December 31, 2011, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds and CDs.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. A portion of our cash is managed by external managers within the guidelines of our investment policy. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our policy generally limits the amount of credit exposure to any one issuer and requires investments to be rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial stated maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date and our reasonable expectations with regard to sales and redemptions of the instruments. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investments. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the three and nine months ended December 31, 2011 and 2010.

Interest rates increased in the three and nine months ended December 31, 2011 compared to the same periods in the prior year. During the three and nine months ended December 31, 2011, we generated no significant interest income from our portfolio of cash equivalents and investments. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to currency fluctuations, primarily in the Euro ("EUR"), Great Britain Pound ("GBP"), Australian Dollar ("AUD"), Mexican Peso ("MX$") and the Chinese Renminbi ("RMB"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP and AUD denominated cash balances, receivables, and payables, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MX$ denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business.

We experienced immaterial net foreign currency losses in the three and nine months ended December 31, 2011. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and the GBP in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP and AUD denominated cash, receivables and payables balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of December 31, 2011 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$24.4	$2.4	$(2.4)
GBP	Sell GBP	6.1	0.6	(0.6)
AUD	Sell AUD	4.2	0.4	(0.4)

Cash Flow Hedges

In the third quarter of fiscal 2012, approximately 46% of our net revenue was derived from sales outside of the U.S., which were denominated primarily in EUR and GBP.

As of December 31, 2011, we had foreign currency put and call option contracts with notional amounts of approximately €64.8 million and £19.8 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could incur a gain of $9.8 million or a loss of $8.3 million, respectively. The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of December 31, 2011 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$126.1	$1.3	$(4.0)
Put options	117.2	8.5	(4.3)

Collectively, our swap contracts hedge against a portion of our forecasted MX$ denominated expenditures. As of December 31, 2011, we had cross currency swap contracts with notional amounts of approximately MX$398.2 million. The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of December 31, 2011 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$30.1	$(2.5)	$3.1

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

Global economic concerns such as the varying pace of global economic recovery continue to create uncertainty and unpredictability and add risk to our future outlook. In addition, general economic uncertainty globally and in particular regions of the world could dampen consumer and business spending, raising concerns in markets important to our business. A global economic downturn or a downturn in key economic regions such as the U.S. or Europe could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

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

•
Our plans are dependent upon the market success of major platform providers such as Microsoft Corporation, Cisco Systems, Inc., Avaya, Inc., Alcatel-Lucent, and IBM, and we have limited ability to influence such providers with respect to the functionality of their platforms, their rate of deployment, and their willingness to integrate their platforms with our solutions.

•
The development of UC solutions is technically complex and this may delay or obstruct our ability to introduce solutions that are cost effective, feature-rich, stable and attractive to our customers on a timely basis.

•
Our development of UC solutions is dependent on our ability to implement and execute new and different processes in connection with the design, development and manufacturing of complex electronic systems comprised of hardware, firmware and software that must work in a wide variety of environments and multiple variations, which may in some instances increase the risk of development delays or errors and require the hiring of new personnel and/or third party contractors.

•
Because UC offerings involve complex integration of hardware and software with UC infrastructure, our sales model and expertise will need to continue to evolve.  If we fail to anticipate or effectively implement changes in our sales model or channel our selling techniques and efforts at the primary UC decision makers within enterprises, our ability to maintain and grow our share of the UC market may be adversely impacted.

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

Because the major providers of UC software utilize complex and proprietary platforms in which our UC products will be integrated, it will be necessary for us to expand our technical support capabilities. This expansion will result in additional expenses to hire and train the personnel and develop the infrastructure necessary to adequately serve our UC customers. Our support expenditures may substantially increase over time as these platforms evolve and as UC becomes more commonly adopted.

If these investments do not generate incremental revenue, our business could be materially affected.

The failure of our suppliers to provide quality components or services in a timely manner could adversely affect our results of operations.

Our growth and ability to meet customer demand depends in part on our ability to timely obtain raw materials, components, sub-assemblies, and products from our suppliers. We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products. We also have certain of our components and products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, sub-assemblies, and finished products entails various risks, including the following:

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

•
We obtain certain raw materials, sub-assemblies, components and products from single suppliers, including substantially all of our Bluetooth products from GoerTek, Inc. Alternate sources for these items may not be readily available or at acceptable prices. Any failure of GoerTek or our other suppliers to remain in business, provide us with the quantity of components or products that we need or purchase the raw materials, subcomponents and parts required to produce and provide to us the components or products we need could materially adversely affect our business, financial condition and results of operations.

•
Although we generally use standard raw materials, parts and components for our products, the high development costs associated with existing and emerging wireless and other technologies may require us to work with a single source of silicon chips, chip-sets or other components or materials (“components or materials”) on any particular product. We, or our supplier(s) of components or materials, may experience challenges in designing, developing and manufacturing components or materials using these new technologies which could affect our ability to meet market schedules.  Our components or materials suppliers may decide for commercial reasons to discontinue components or materials that we have designed into our products or may cease doing business completely due to adverse economic conditions or otherwise. Due to our dependence on single suppliers for certain components or materials, we could experience higher prices, a delay in development of the components or materials, be forced to redesign or end of life products, or be unable to meet customer demand for these products.  If this occurs, we may have difficulty obtaining sufficient product to meet customer requirements causing us to fail to meet customer expectations.  Our business, financial condition and results of operations could therefore be materially adversely affected as a result of these factors.

•
We were apprised in 2010 by one of our sole sourced suppliers that a wafer fabrication foundry it uses to produce integrated circuits for certain of our call center and office headsets is no longer producing those integrated circuit products.  The production of these products was shifted to a different wafer fabrication foundry that previously produced these integrated circuits on our behalf; however, the new foundry could have difficulties re-establishing the process and re-qualifying the integrated circuits that they are producing on our behalf.  If the new wafer fabrication foundry cannot produce these integrated circuits with good quality and in the quantities we require in a timely manner, it is possible that we will not have product available to meet demand.  Our revenue might decrease as a result and our customers might be forced to turn to alternative suppliers.

•
Because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or material, sub-assembly, component and product shortages. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components are an increasingly important part of our product costs.  In particular, many consumer product orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure to synchronize the timing of purchases of raw materials, sub-assemblies, components and products to meet demand could increase our inventories and/or decrease our revenues and could materially adversely affect our business, financial condition and results of operations.

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

Some of our products utilize long-lead time parts which are available from a limited set of vendors. The combined effects of variability of demand among our customer base with significant long-lead time of single sourced materials has in the past contributed to significant inventory write-downs, particularly in inventory for consumer products. For OCC products, long life-cycles periodically necessitate last-time buys of raw materials that may be used over the course of several years. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and we write down to market value the excess and obsolete inventory, which may have an adverse effect on our results of operations.

From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our products or cause customers to defer or stop purchasing our products until new products become available. Additionally, the announcement of new products may incite customers to increase purchases of successful legacy products as part of a last time buy strategy; thereby increasing sales in the short-term while decreasing future sales by delaying consumer adoption of new products. These inherent risks transitioning to new products increase the difficulty of accurately forecasting demand for discontinued products as well as demand and acceptance for new products. Accordingly, we must effectively manage inventory levels to have an adequate supply of the new product and avoid retention of excess legacy product; however, we must also concurrently maintain sufficient levels of older product inventory to support continued sales during the transition. Our failure to effectively manage transitions from old products to new could result in inventory obsolescence, and/or loss of revenue and associated gross profit, which may further result in one or more material adverse effect(s) on our revenues and profitability.

Over-forecast of demand could result in higher inventories of finished products, components, and sub-assemblies. In addition, because our retail customers have pronounced seasonality, we must build inventory well in advance of the December quarter in order to stock up for the anticipated future demand.  If we are unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and sub-assemblies. Excess manufacturing capacity could lead to higher production costs and lower margins. Conversely, if we are unable to deliver products on time to meet the market window of our retail customers, we will lose opportunities to increase revenues and profits, we may incur penalties for late delivery and we may be unable to later sell the excess inventory.

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

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, Aliph's Jawbone brand, BlueAnt Wireless, Samsung, GN's Jabra brand, Bose and Sony Ericsson among many others.  Many of these competitors have substantially greater resources than we have, and each of them has established market positions in this business. In the UC and office and contact center markets, the largest competitors are GN, Logitech and Sennheiser Communications. For the entertainment and computer audio market, our primary competitors are Logitech and Sennheiser.  Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products including products that are modeled on or are direct copies of our products. These new competitors are offering very low cost products which result in pricing pressure in the market. If market prices are substantially reduced by such new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

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

We also compete in the consumer market for the sale of our mobile, gaming, and Clarity products.  The consumer market is characterized by relatively rapid product obsolescence, and we are at risk if we do not have the right products available at the right time to meet consumer needs.  In addition, some of our competitors have significant brand recognition, and we are experiencing more price-based competition which can result in significant losses and excess inventory.

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

Prices of certain raw materials, components, semiconductors and sub-assemblies may rise depending upon global market conditions.

We have experienced volatility in costs from our suppliers, particularly in light of the price fluctuations of oil, gold, copper and other commodities, semiconductors and other components and products in the U.S. and around the world. We may continue to experience volatility, which could affect profitability and/or market share. If we experience cost increases and are unable to pass these on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition and results of operations may be materially and adversely affected.

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

Currently, the majority of our Bluetooth products are manufactured by GoerTek, Inc. a contract manufacturer located in Weifang, China; therefore, the manufacturing of these products is heavily dependent upon GoerTek's ability to deliver the quantities of products that we demand in a timely manner and to meet our quality standards. In the event that GoerTek is unable or unwilling to meet our demand, delivery or price requirements, our Bluetooth business could be severely and materially affected as it may be difficult to ramp-up a new manufacturer on a timely and cost effective basis.

Our consumer business is volatile and failure to compete successfully in this business may have an adverse effect on our financial condition.

Our consumer business, which consists primarily of Bluetooth headsets and computer and gaming headsets, is highly competitive and presents many significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

•	interest may be lessening as evidenced by the overall decline in the market for Bluetooth headsets at retail in the U.S. during the last 12 months;

•	competition may increase more than we expect and result in product pricing pressures;

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

The technology used in our products is evolving more rapidly now than it has historically, and we anticipate that this trend may accelerate. Historically, the technology used in lightweight communications headsets evolved slowly. New products primarily offered stylistic changes and quality improvements rather than significant new technologies. Our increasing reliance and focus on the UC market has resulted in a growing portion of our products that integrate significant new technology. In addition, our increasing participation in the consumer market requires us to adopt new technology and, thus, our consumer products experience shorter lifecycles. We believe this is particularly true for our newer emerging technology products especially in the mobile, computer, residential and certain parts of the office markets.  In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality, while historically our focus was limited to audio products.

Office phones have begun to incorporate Bluetooth functionality which has opened the market to consumer Bluetooth headsets and reduced the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wireless headset systems, resulting in lost revenue and lower margins. Should sales and margins on our traditional cordless products decline and we are unable to successfully design, develop and market alternatives at historically comparable margins, our revenue and profits may decrease.

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

The success of our products depends on several factors, including our ability to:

•	anticipate technology and market trends;

•	develop innovative new products and enhancements on a timely basis;

•	distinguish our products from those of our competitors;

•	create industrial designs that appeal to our customers and end-users;

•	manufacture and deliver high-quality products in sufficient volumes and acceptable margins; and

•	price our products competitively.

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

Our Board of Directors previously authorized the repurchase of shares of our common stock to enhance stockholder value and may do so again in the future. Stock repurchases may not result in enhanced stockholder value, may not prove to be the best use of our cash resources and may require us to draw additional funds on our existing credit agreement.

In May 2011, our Board of Directors authorized the repurchase of up to 7,000,000 shares of our outstanding common stock. On May 9, 2011, we entered into two separate Master Confirmation and Supplemental Confirmations with Goldman, Sachs & Co. (“Goldman”) pursuant to an accelerated share repurchase program (“ASR Program”) under which we repurchased shares of our common stock for an aggregate purchase price of $100 million, which was paid to Goldman in May 2011. On August 18, 2011, we announced that we had completed the repurchase of $100 million of our common stock and that our Board of Directors had authorized, and we executed an additional Supplemental Confirmation with Goldman to purchase $50 million more of our common stock, which was paid in August 2011.

To augment our financial flexibility to facilitate the ASR Program, on May 9, 2011, we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association which provides for a $100 million unsecured revolving credit facility.

There can be no assurance that the ASR Program will have a beneficial impact on our stock price or if our Board will authorize additional stock purchases.

Also, we will require additional funds to repurchase additional shares under the ASR Program. Our domestic cash flow from operations has been insufficient to cover the stock repurchases and support our working capital needs. Consequently, we have been drawing additional funds under the Credit Agreement, for which amounts bear interest. Additionally, the Credit Agreement contains affirmative and negative covenants with which we must comply. These restrictions apply regardless of whether any loans are outstanding and could adversely impact how we operate our business.

We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs.

There are multiple initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with the European Union (“EU”) and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”).  In certain jurisdictions, the RoHS legislation was enacted as of July 1, 2006; however, other jurisdictions have delayed implementation. If unusual occurrences arise or we are wrong in our assessment of what it will take to fully comply with the RoHS and WEEE directives, there is a risk that we will not be able to comply with the legislation as passed by the EU member states or other global jurisdictions. Moreover, if additional new or existing environmental laws or regulations in the U.S., Europe or other jurisdictions are enacted or amended, we may be required to modify some or all of our products or replace one or more components in those products which, if such modifications are possible, may be time-consuming, expensive to implement and decrease end-user demand as result of increased price. If any of the foregoing were to happen, our ability to sell one or more of our products may be limited or prohibited causing a material negative effect on our financial results.

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

Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management's time from our business.

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

The sales of our products expose us to the risk of product liability, including hearing loss claims. These claims have in the past been, and are currently being, asserted against us. None of the previously resolved claims have materially affected our business, financial condition, or results of operations, nor do we believe that any of the pending claims will have such an effect. Although we maintain product liability insurance, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any one or more claims. Therefore, successful product liability or hearing loss claims brought against us could have a material adverse effect upon our business, financial condition, and results of operations.

Our mobile headsets are used with mobile telephones. There has been continuing public controversy over whether the radio frequency emissions from mobile phones are harmful to users of mobile phones. We are unaware of any conclusive proof of any health hazard from the use of mobile phones but research in this area continues. We have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero. Our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones. However, if research establishes a health hazard from the use of mobile phones or public controversy grows even in the absence of conclusive research findings, there could be an adverse impact on the demand for mobile phones, which could reduce demand for headset products.  Likewise, should research establish a link between radio frequency emissions and corded or wireless headsets and public concern in this area grows, demand for our corded or wireless headsets could be reduced creating a material adverse effect on our financial results.

There is also continuing and increasing public controversy over the use of mobile phones by operators of motor vehicles. While we believe that our products enhance driver safety by permitting a motor vehicle operator to generally keep both hands free to operate the vehicle, there is no certainty that this is the case, and we may be subject to claims arising from allegations that use of a mobile phone and headset contributed to a motor vehicle accident. We maintain product liability insurance and general liability insurance that we believe would cover any such claims; however, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any one or more claims. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition, and results of operations.

We have $14.5 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, we have $14.5 million of goodwill and other intangible assets on our Condensed consolidated balance sheets as of December 31, 2011.  It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets. If such a charge is necessary, it may have a material adverse effect our financial results.

Our stock price may be volatile and the value of an investment in Plantronics stock could be diminished.

The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•
uncertain economic conditions, including the length of the recovery from the domestic and global recession or double dip recession in the United States or Europe, inflationary pressures, and a potential decline in investor confidence in the market place;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	repurchases of our common shares under our repurchase plans, including our accelerated share repurchase program;

•	our decision to declare dividends or increase or decrease dividends over historical rates;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	general economic, political, and market conditions, including market volatility; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

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

War, terrorism, public health issues, natural disasters, or other business interruptions whether in the U.S. or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, us, and our suppliers or customers.  Our major business operations and those of many of our vendors and their sub-suppliers (collectively, "Suppliers") are subject to interruption by disasters including, without limitation, earthquakes, floods and volcanic eruptions or other natural or manmade disasters, fire, power shortages, terrorist attacks and other hostile acts, public health issues, flu or similar epidemics or pandemics, and other events beyond our control and the control of our Suppliers.  Our corporate headquarters, information technology, manufacturing, certain research and development activities, and other critical business operations are located near major seismic faults or flood zones.  While we are partially insured for earthquake-related losses or floods, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.

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

We have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

We may still be subject to certain liabilities from our discontinued Audio Entertainment Group ("AEG") business segment.

Under the terms of an Asset Purchase Agreement, dated October 2, 2009, by and among us, certain of our subsidiaries and Audio Technologies Acquisition, LLC (the "Asset Purchase Agreement"), a First Amendment to the Asset Purchase Agreement, dated November 30, 2009, a Side Letter to the Asset Purchase Agreement, dated January 8, 2010, and a second Side Letter to the Asset Purchase Agreement, dated February 15, 2010 (collectively, the “Purchase Agreement”), we retained certain assets and liabilities of Altec Lansing as of the closing date, December 1, 2009 and may be required to indemnify the purchaser ("Purchaser") for certain losses they may incur.  If the Purchaser incurs certain losses, the Purchaser may make an indemnification claim and we may be required to pay certain expenses or reimburse Purchaser for losses they incur, which could harm our operating results.  In addition, our ability to defend ourselves may be impaired because most of our former AEG employees are employees of the Purchaser and our management may have to devote a substantial amount of time to resolving the claim, and, as we are no longer in the AEG business, we may not be able to readily offer products, service and intellectual property in settlement.  In addition, these indemnity claims may divert management attention from our continued business.  It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or the Purchaser and we may expend substantial resources trying to determine which party has responsibility for the claim.

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

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the third quarter of fiscal 2012:

	Total Number of Shares Purchased [1]		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
October 2, 2011 to October 29, 2011	488,012		$30.75	488,012	1,675,022
October 30, 2011 to November 3, 2011	693,385	[2]	$33.39	646,121	1,028,901
November 4, 2011 to December 31, 2011	243,820		$34.76	243,820	785,081

[1]
On March 1, 2011, the Board of Directors ("Board") authorized a new plan to repurchase 1,000,000 shares of common stock. During the three months ended December 31, 2011, no shares were repurchased under this plan, and, as of December 31, 2011, there were 390,900 remaining shares authorized for repurchase. On May 3, 2011, the Board authorized the repurchase of up to 7,000,000 shares of our common stock through open market or privately negotiated transactions and, as of December 31, 2011, there were 394,181 remaining shares authorized for repurchase under this Board authorization.

[2]	Includes 47,264 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[3]
"Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs" reflects the remaining shares authorized for repurchase under the March 1, 2011 1,000,000 plan, as well as the May 3, 2011 7,000,000 authorization.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1 †	Third Amended and Restated Development and Manufacturing Agreement, dated October 15, 2011, between Plantronics B.V. and GoerTek, Inc.					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

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

PLANTRONICS, INC.

Date:	February 2, 2012	By:	/s/ Barbara V. Scherer
		Name:	Barbara V. Scherer
		Title:	Senior Vice President – Finance and Administration and Chief Financial Officer