Form 10-K
period 2012-03-31
PLANTRONICS INC /CA/
filed 2012-05-25
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $28.45 for shares of the Registrant's common stock on September 30, 2011, the last trading day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,240,169,114.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 30, 2011 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of April 28, 2012, 42,509,505 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on or about August 10, 2012 are incorporated by reference into Part III of this Form 10-K.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2012

Plantronics®, Clarity®, BackBeat® GO, and Simply Smarter Communications™ are trademarks or registered trademarks of Plantronics, Inc.

DECT™ is a trademark of ETSI registered for the benefit of its members in France and other jurisdictions.

The Bluetooth name and the Bluetooth® trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

PART I

This Form 10-K is filed with respect to our fiscal year 2012. Each of our fiscal years ends on the Saturday closest to the last day of March. Fiscal year 2012 ended on March 31, 2012, fiscal year 2011 ended on April 2, 2011, and fiscal year 2010 ended on April 3, 2010.  Fiscal years 2012 and 2011 consisted of 52 weeks and fiscal year 2010 consisted of 53 weeks.  For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

CERTAIN FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "potential" or "will," or variations of such words and similar expressions are based on current expectations and entail various risks and uncertainties.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including, but not limited to the factors discussed in the subsection entitled "Risk Factors" in Item 1A of this Form 10-K.  This Form 10-K should be read in conjunction with these risk factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS
COMPANY BACKGROUND

Plantronics, Inc. (“Plantronics,” “Company,” “we,” “our,” or “us”) is a leading designer, manufacturer and marketer of lightweight communications headsets, telephone headset systems and accessories for the worldwide business and consumer markets under the Plantronics brand.  In addition, we manufacture and market, under our Clarity brand, specialty products, such as telephones for the hearing impaired, and other related products for people with special communication needs.

Prior to December 1, 2009, we operated as two segments, the Audio Communications Group (“ACG”) and the Audio Entertainment Group ("AEG").  We completed the sale of Altec Lansing, which comprised our AEG segment, effective December 1, 2009; therefore, it is no longer included in continuing operations, and we operate as one segment.  We have classified the AEG operating results, including the loss on sale of AEG, as discontinued operations in the Consolidated statement of operations for all periods presented.

Our headsets are communications tools providing freedom to use your hands while staying connected to your communication or entertainment device, freedom to move around and freedom from using keyboards by enhancing speech recognition capabilities.  We use a variety of technologies to develop high quality products that meet the needs of our customers, whether for communications or personal entertainment.  Our headsets are widely used with mobile phones, in contact centers, in the office and in the home, for applications such as Unified Communications (“UC”), with Internet telephony, for gaming and for other specialty applications.  Our major product categories include Office and Contact Center (“OCC”), which includes corded and cordless communication headsets, audio processors and telephone systems; Mobile, which includes Bluetooth® and corded products for mobile phone applications; Gaming and Computer Audio, which includes personal computer ("PC") and gaming headsets; and Clarity, which includes specialty products marketed for hearing impaired individuals.  The majority of our products are sold under the Plantronics and Clarity brands.

We ship our products to approximately 70 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”) and telephony service providers.  We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread.  Our distribution channels in other geographic regions are less mature, and while we primarily serve the contact center markets in those regions, we continue to expand into the office, mobile, gaming and computer audio, and specialty telephone markets in those regions and additional international locations.  Revenues from our retail channel are seasonal, with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.

Plantronics was founded and incorporated in 1961 and initially became a public company in 1977. Plantronics is incorporated in the State of Delaware and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PLT".

Our principal executive offices are located at 345 Encinal Street, Santa Cruz, California, 95060.  Our telephone number is (831) 426-5858.  Our Company website is www.plantronics.com.

In the Investor Relations section of our website, we provide access free of charge, directly or through a link on our website, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, to the following filings: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities Exchange Act of 1934. In addition, documents regarding our corporate governance and the charters of the standing committee of our Board of Directors are also accessible in the Investor Relations section of our website.

MARKET INFORMATION

General Industry Background

Plantronics operates predominantly in the electronics industry and focuses on the design, manufacture, and distribution of headsets for business and consumer applications, and other specialty products for the hearing impaired.  We develop enhanced communication products for offices and contact centers, mobile and cordless phones, and computers and gaming consoles.  We offer our products under two brands – Plantronics and Clarity.

The proliferation of desktop computing makes communications headsets a key product in many occupations because they permit users to be more efficient in an ergonomically comfortable environment by allowing them to verbally communicate without holding traditional handset devices, as well as to participate in webinars, conference calls, and other audio communication sessions on a hands-free basis without disturbing colleagues who may be sitting nearby.  Growing awareness of driver safety and impending or existing hands-free legislation mandating hands-free devices for telephonic communications while driving has led to increased headset adoption for mobile phone users.  The increased adoption of new and existing technologies, such as UC, Bluetooth, Voice over Internet Protocol ("VoIP"), Digital Signal Processing ("DSP"), and Digital Enhanced Cordless Telecommunications (“DECT”), each of which is described below, has contributed to increased demand for our headsets and audio solutions:

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

The demand for headsets has generally grown over time for both business and consumer applications.  The trend towards wireless products has been a significant factor in each of these markets but may be less so in the future, as we believe the pace of change from wired to wireless will likely decrease as the market continues to mature.  Our business is sensitive to economic cycles, and we experienced a decrease in demand in fiscal years 2009 and 2010 due to the global economic recession.  We began to experience a recovery in revenues starting in the second half of fiscal year 2010 which has continued over the last two fiscal years; however, there can be no assurance that revenues will not decline in the future.

Solutions

UC solutions continue to represent our primary focus area. Enterprises and consumers alike are experiencing rapidly evolving communications needs, transforming the requirement for a traditional headset used only for voice communications into a device providing contextual intelligence. Contextual intelligence provides the ability to reach people using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how they can be reached. Our portfolio of solutions, which combines hardware with ground-breaking sensor technology, achieves contextual intelligence designed to address the needs of constantly changing business environments and evolving work styles, making connecting easier and sharing information about user availability. For example, the advanced sensor technology in our UC solutions can detect a user's presence, including proximity to the user's PC and whether the headset is being worn, and can share this information with others to make them aware of the user's presence and availability. Using this same technology, our solutions can automatically pause audio applications during an incoming call, change the default audio selection to the user's headset, and then answer the call; all of this is achieved without manual intervention. Finally, our solutions allow users to seamlessly transition calls between PCs, smartphones, tablets and desk phones, without interruption in the conversation or loss in audio quality. We believe UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration, and we believe our solutions will be an important part of the UC environment through the offering of contextual intelligence.

As a commitment to our investment in UC solutions, we announced in the first quarter of fiscal year 2013 the Plantronics Developer Connection ("PDC"), which includes programming interfaces, technical resources, and forums through a software development kit. The PDC serves as a community for software developers to connect with our technical staff and comes with an emulator that allows application testing without a headset. We believe the PDC will continue to bring contextual intelligence to existing applications, ultimately providing an endless array of capabilities such as user authentication, customer information retrieval based on incoming mobile calls, and connection of a user's physical actions in the real world to the virtual world.

Our products enhance communications by providing the following benefits:

•
sensor technology that allows calls to be answered automatically when the user attaches the headset, transfers calls from the headset to the mobile phone when the user removes the headset and, with some softphone applications, updates the user's presence;

•
enabling smarter working through seamless communications and high quality audio across a mobile device, desk phone and PC, thereby allowing users to work more flexibly anywhere, anytime, and be more productive without the need to be physically present in an office;

•	providing a convenient means for connecting between various applications and voice networks, whether between land line and mobile phones, or between PC-based communications and other networks;

•
better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, Digital Signal Processing (“DSP”), and more;

•	wireless freedom allowing people to take and make calls as they move freely without cords or cables around their office or home, or easily from public to private space when privacy is required;

•	multi-tasking benefits that allow people to use computers and mobile devices including smartphones or other devices, while talking hands free;

•	enabling emerging UC integration for telephony, mobile, cloud and PC across varied applications, and providing greater privacy than traditional speakerphones;

•	contributing to greater driving safety and enabling a motor vehicle operator to comply with hands-free legislation by having both hands free to drive while talking on a mobile phone;

•	voice command and control that allow people to take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient;

•	providing ergonomic relief from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck; and

•	providing greater comfort and convenience than a telephone alone on longer duration calls.

Markets and Product Categories

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

Office and Contact Center ("OCC")

The office market comprises our largest revenue stream and we believe it also represents our largest revenue and profit growth opportunity. We offer a broad range of communications headsets, including high-end, ergonomically designed headsets, audio processors, and telephone systems.  Our end-users consist of enterprise employees as well as small office, home office, and remote workers.  Growth in this market comes from three main factors:

•	increasing deployment of UC systems;

•	employee turnover; and

•	growing awareness of the benefits of using headsets, including the benefits of wireless solutions.

The contact center market is our most mature market, and we expect this market to grow slowly over the long-term.  We expect that contact centers will also adopt UC to help improve productivity and reduce costs.  We develop audio endpoints tailored specifically to UC, and as UC adoption continues to increase, we will continue to lead in new product performance by creating solutions that combine hardware and software for improved customer solutions.

Mobile

We believe that use of headsets with mobile phones has grown worldwide. Mobile represents a large unit volume market and is our second largest revenue stream.  Use of headsets with mobile phones has grown due to factors such as continued Bluetooth technology adoption and hands-free legislation regarding the use of mobile phones while driving.  As headsets become more widely used, users are becoming more fashion conscious and style has become as important as functionality and technology.  Our mobile headsets merge technological innovations with style.  Growth in the mobile headset market has slowed in the United States ("U.S."), and we believe this market is likely to grow more slowly in the future than it has in the past as it continues to mature.

Gaming and Computer Audio
Gaming and computer audio headsets, whether they are used for interactive on-line or console gaming, or switching between music and phone calls for multi-functional devices, represent an emerging market opportunity for us. We believe that a number of fundamental factors are likely to increase our customers’ needs for PC-compatible headsets in the future, including the convergence of telephony and entertainment, Internet multimedia applications such as streaming audio and video, increasing use of softphones, gaming, and video conferencing.  As devices providing these users’ needs converge, our headsets need to be compatible with PCs, mobile phones, MP3 players and various combinations of these.  We believe our product roadmaps address the convergence brought about by these needs and we are currently increasing our investment in this area to enable future growth.

Specialty Products

Our specialty products sold under our Clarity brand address the unique needs of various consumer groups, one of which is the increasing number of people worldwide suffering from hearing loss.  We offer a comprehensive range of communications products that serves customers with mild, moderate, and severe hearing loss as well as the deaf community.

FOREIGN OPERATIONS

In fiscal years 2012, 2011 and 2010, net revenues outside the U.S. accounted for approximately 43%, 41%, and 38%, respectively, of our total net revenues.  Revenues derived from foreign sales are generally subject to additional risks such as fluctuations in exchange rates, increased tariffs, the imposition of other trade barriers, and potential currency restrictions.  In fiscal year 2012, we continued to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We hedge our economic exposure by hedging a portion of our anticipated Euro and Great Britain Pound denominated sales and our Mexican Peso denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we hedge our balance sheet exposure by hedging Euro, Great Britain Pound and Australian Dollar denominated cash balances, accounts receivable and accounts payable. There have been fluctuations in the value of the U.S. Dollar relative to the Euro and Great Britain Pound. While our existing hedges cover a certain amount of exposure for fiscal year 2013, any long-term weakening of the Euro and Great Britain Pound relative to the U.S. Dollar may have a material adverse impact on our financial results.

Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in Note 19, Geographical Information, of our Notes to Consolidated Financial Statements in this Form 10-K.

COMPETITION

The market for our products is very competitive and some of our competitors have greater financial resources than we do, as well as production, marketing, engineering and other capabilities to develop, manufacture, market and sell their products.

One of our primary competitors is GN Netcom, a subsidiary of GN Store Nord A/S., a Danish telecommunications conglomerate, that competes with us in the office, contact center, and mobile markets and on a limited scale, in the gaming and computer audio market.  In addition, Aliph, Motorola, Logitech, Blue Ant Wireless, Samsung, and Turtle Beach are significant competitors in the consumer headset market, and Sennheiser Communications is a competitor in the computer, office, and contact center markets.  There may also be increased competition from the major mobile phone and accessory device makers such as Motorola, LG Electronics, and Samsung.

We believe the principal factors to be successful and competitive in each of the markets we serve are:

•	our understanding of emerging trends and new technologies, such as UC, and our ability to react quickly to the opportunities they provide;

•	our ability to bring products to market that deliver on performance, product design, style, comfort, features, sound quality, simplicity, price and reliability;

•	maintenance of our brand name recognition and reputation;

•	superior customer service, support and warranty terms; and

•	effective and efficient distribution channels that allow us to market and sell our products.

We believe that our products and our strategy enable us to compete based on these factors.

RESEARCH AND DEVELOPMENT

We believe the future success of our business depends upon our ability to enhance our existing products, to develop compelling new products, to develop cost effective products, to have our products qualified by our technology partners and customers, to successfully introduce these products to existing and new markets on a timely basis, and to commence and sustain volume production to meet customer demands.

During fiscal year 2012, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging market trends.  Our goal is to bring the right products to market at the right time and have best in class development processes.

Our core research and development focus in fiscal year 2013 continues to be on UC which will require incremental investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed and to develop value-added software application for business users.  The products we are developing require significant technological knowledge and may be protected by intellectual property. Separately or together, this technological knowledge and our intellectual property may increase the barriers to entry for many competitors. We are continually striving to improve the efficiency of our development processes through, among other things, strategic architecting, common platforms, and increased use of software and test tools.

The success of new product introductions is dependent on a number of factors including appropriate new product selection, timely completion and introduction to the market, cost-effective manufacturing, quality, acceptance of new technologies and general market acceptance.  See further discussion on our business risks associated with our manufacturers under the risk titled "Our business will be materially adversely affected if we are unable to develop, manufacture, and market new products in response to changing customer requirements and new technologies" within Item 1A Risk Factors in this Form 10-K.

During fiscal years 2012, 2011 and 2010, we incurred approximately $69.7 million, $63.2 million, and $57.8 million, respectively, in research, development and engineering expenses.  Historically, we have conducted most of our research, development and engineering with an in-house staff, with limited use of contractors.  Key locations for our research, development and engineering staff are our facilities in the U.S., Mexico, China, and the United Kingdom.

SALES AND DISTRIBUTION

We maintain a worldwide direct sales force to provide ongoing customer support and service globally.  We have a well-established, multi-level distribution network in North America, Europe, Australia, Japan, and New Zealand where use of our products is widespread to support our customers' needs. Our distribution channels in other regions are less mature, and while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile, gaming and computer audio, and specialty telephone markets in those locations.

Our commercial distributors include headset specialists, and national and regional wholesalers.  The wholesalers typically offer a wide variety of products from multiple vendors to both resellers and end users.  Our commercial distribution channel generally maintains inventory of our products.  Our distribution of specialty products includes specialized distributors, retail, government programs, audiologists, and other health care professionals.

We use commissioned manufacturers' representatives to assist in selling through the retail channel. Our retail channel consists of consumer electronics retailers, consumer products retailers and office supply distributors, wireless carriers, catalog and mail order companies, and mass merchants.  Our headsets are sold through retailers who sell headsets to corporate customers, small businesses, and to individuals who use them for a variety of personal and professional purposes.  Revenues from this channel are seasonal with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.  A portion of our retail partners manage inventories on consignment.

We have a broad, diverse group of customers whose businesses are located throughout the world.  Our principal channel partners are distributors, retailers, carriers, and OEMs.  Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively.  No customer accounted for more than 10% of our consolidated net revenues in fiscal year 2012, 2011 or 2010.

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

We also make direct sales as a General Services Administration (“GSA”) contractor to certain government agencies in the U.S., including the National Aeronautics and Space Administration ("NASA") and other federal government agencies, including the Department of Defense.  In addition, certain distributors are authorized resellers under a GSA schedule price list and sell our products to government customers pursuant to that agreement.  These sales did not comprise a significant portion of our net revenues in fiscal year 2012, 2011 or 2010.

Our products may also be purchased directly from our website at www.plantronics.com.

We continue to evaluate our logistics processes and implement new strategies to further reduce our transportation costs and improve lead-times to customers. Currently, we have distribution centers in the following locations:

•	Tijuana, Mexico, which provides logistics services for products destined for customers in the U.S., Canada, Asia Pacific, and Latin America regions;

•	Prague, Czech Republic, which provides logistics services for products shipped to customers in our Europe, Middle East and Africa regions;

•	Suzhou, China, which provides logistics services for products shipped to customers within Mainland China;

•	Melbourne, Australia, which provides logistics services for products shipped to the retail channel in Australia and New Zealand;

•	Sao Paulo, Brazil, which provides logistics services for products shipped to customers in Brazil; and

•	Tokyo, Japan, which provides logistics services for products shipped to customers in Japan.

With respect to the above locations, we use third party warehouses in the Czech Republic, Australia, Brazil, and Japan. We operate all other warehouse facilities.

BACKLOG

Our backlog of unfilled orders was $26.8 million at March 31, 2012 compared to $29.6 million at March 31, 2011.  We include all purchase orders scheduled for delivery over the next 12 months in backlog.  We have a “book and ship” business model whereby we fulfill the majority of orders within 48 hours of receipt of the order.  Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty.  Because of our “book and ship” model, as well as the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and; therefore, should not be used as a measure of future revenue.

MANUFACTURING AND SOURCES OF MATERIALS

Manufacturing operations consist primarily of assembly and testing which is performed in our manufacturing facility in Tijuana, Mexico, and we maintain a small assembly operation in California primarily for custom products.  We outsource the manufacturing of our Bluetooth products to a third party manufacturer in China. We also outsource the manufacturing of a limited number of our other products to third parties, typically in China and other countries in Asia.  See further discussion on our business risks associated with our manufacturers under the risk titled “We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives which could have an adverse effect on our business” within Item 1A Risk Factors of this 10-K.

We purchase the components for our products, including proprietary semi-custom integrated circuits, amplifier boards and other electrical components, primarily from suppliers in Asia, Mexico, the U.S., and Europe.  The majority of the components and sub-assemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a number of sole-source suppliers.

We procure materials to meet forecasted customer requirements.  Special products and certain large orders are quoted for delivery after receipt of orders at specific lead times.  We maintain minimum levels of finished goods based on market demand in addition to inventories of raw materials, work in process, and sub-assemblies and components.  In addition, certain vendors maintain inventories on consignment which primarily consist of finished goods and components.  We write-down inventory items determined to be either excess or obsolete to the lower of cost or market value.

ENVIRONMENTAL MATTERS

We are required to comply and are currently in compliance with the European Union ("EU") and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment ("WEEE") requirements.  Additionally, we are compliant with the RoHS initiatives in China and Korea.

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process.  We believe that our current manufacturing and other operations comply in all material respects with applicable environmental laws and regulations; however, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create an environmental liability with respect to our facilities, operations, or product. See further discussion on our business risks associated with environmental legislation under the risk titled "We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs" within Item 1A Risk Factors of this Form 10-K.

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate.  As of March 31, 2012, we had approximately 570 worldwide patents in force, expiring between calendar years 2012 and 2035.

We intend to continue to seek patents on our inventions when commercially appropriate. Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products.  See further discussion on our business risks associated with our intellectual property under the risk titled "Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management's time from our business" within Item 1A Risk Factors of this Form 10-K.

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

EMPLOYEES

On March 31, 2012, we employed approximately 3,100 people worldwide, including approximately 2,100 employees at our manufacturing facility in Tijuana, Mexico.  To our knowledge, no employees are currently covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth in the table below is certain information regarding the executive team of Plantronics:

NAME	AGE	POSITION
Ken Kannappan *	52	President and Chief Executive Officer
Barbara Scherer *	56	Senior Vice President, Finance and Administration and Chief Financial Officer
Joe Burton *	47	Senior Vice President, Engineering and Development and Chief Technology Officer
Don Houston *	57	Senior Vice President, Sales
Barry Margerum	60	Chief Strategy Officer
Marilyn Mersereau	58	Senior Vice President, Marketing and Chief Marketing Officer
Renee Niemi *	47	Senior Vice President, Communication Solutions
Carsten Trads	56	President, Clarity Division
Philip Vanhoutte *	56	Managing Director, Europe, Middle East & Africa
Patricia Wadors	47	Senior Vice President, Human Resources
Larry Wuerz	54	Senior Vice President, Worldwide Operations
*    Executive is also considered an Executive Officer as defined under Regulation S-K Item 401(b).

Mr. Kannappan joined Plantronics in 1995 as Vice President of Sales and was promoted to various positions prior to being named President and Chief Operating Officer in March 1998.  In January 1999, he was promoted to Chief Executive Officer and has been a member of our Board of Directors since 1999.  Prior to joining Plantronics, Mr. Kannappan served as Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated, where he was employed from 1985 to 1995.   Mr. Kannappan currently serves on the Board of Directors at Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry. Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Master of Business Administration from Stanford University.
Ms. Scherer joined Plantronics in 1997 as Vice President of Finance & Administration and Chief Financial Officer.  In 1998, Ms. Scherer was promoted to Senior Vice President of Finance & Administration and Chief Financial Officer.  Prior to joining Plantronics, Ms. Scherer held various executive management positions in the data storage industry, principally with Micropolis Corporation. She also performed strategic planning with the Boston Consulting Group and was a member of the corporate finance team at ARCO.  In September 2004, Ms. Scherer joined the Board of Directors of Keithley Instruments, a test and measurement company, on which she served until the company was acquired in December 2010. In August 2011, Ms. Scherer was elected to the Board of Directors of Netgear, Inc., a global networking company that delivers innovative products to consumers, businesses and service providers. Ms. Scherer has Bachelor degrees in Economics and Environmental Studies from the University of California, Santa Barbara and received a Master of Business Administration from the Yale School of Organization and Management.
Mr. Burton joined Plantronics in 2011 as Chief Technology Officer and Senior Vice President of Engineering and Development. Prior to joining Plantronics, Mr. Burton held various executive management, engineering leadership, strategy, and architecture-level positions. From October 2010 to May 2011, Mr. Burton was employed by Polycom, Inc., a global provider of unified communications solutions for telepresence, video and voice, most recently as Executive Vice President, Chief Strategy and Technology Officer and, for a period of time, as General Manager, Service Provider concurrently with his technology leadership role. From 2001 to 2010, Mr. Burton was employed by Cisco Systems, Inc., a global provider of networking equipment, and served in various roles with increasing responsibility including Vice President and Chief Technology Officer for Unified Communications and Vice President, SaaS Platform Engineering, Collaboration Software Group. He holds a Bachelor of Science degree in Computer Information Systems from Excelsior College (formerly Regents College) and attended the Stanford Executive Program.

Mr. Houston joined Plantronics in 1996 as Vice President of Sales and was promoted to Senior Vice President of Sales in 1998.   From 1995 through 1996, Mr. Houston served as Vice President of Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer, and marketer of multi-media projection products.  From 1985 to 1995, Mr. Houston held various management positions at Calcomp, Inc., a company engaged in the business of manufacturing computer peripherals for the CAD and graphic market.  Prior to 1985, Mr. Houston held various sales and marketing management positions with IBM Corporation.  Mr. Houston graduated from the University of Arizona with a Bachelor of Science degree in Business/Marketing.
Mr. Margerum joined Plantronics in 1994 as Vice President of Marketing and was promoted in 1996 to President and General Manager of the Computer and Mobile Systems Group.  In 1997, he left Plantronics to become President and CEO of Euphonix, Inc., a public company in the high-end audio equipment space.  In 2000, he re-joined Plantronics and in 2004, he became Vice President of Strategy and Business Development and, in 2008, he was named Chief Strategy Officer.  Prior to joining Plantronics, from 1989 to 1994, Mr. Margerum was CEO of MITEM Corporation, a middleware software company.  From 1980 to 1989, he held a variety of marketing and sales positions, including Vice President of Marketing for GRiD Systems Corporation, a laptop computer manufacturer.   Mr. Margerum also serves on the Board of Directors of MITEM Corporation. Mr. Margerum holds a Bachelor of Science in Engineering from Princeton University and a Master of Business Administration from Stanford University.
Ms. Mersereau joined Plantronics in April 2012 as Senior Vice President, Marketing and Chief Marketing Officer.  Prior to joining Plantronics, from November 2011 to February 2012,  Ms. Mersereau served as Chief Marketing Officer and Senior Vice President of C3 Energy Network, a provider of energy management software solutions. From 2002 to 2011, at Cisco Systems, Inc., a global provider of networking equipment, Ms. Mersereau served in various roles of increasing responsibility including Senior Vice President of Corporate Marketing. Earlier in her career Ms. Mersereau served in various senior marketing roles at  IBM, Coca-Cola, Wendy's and Burger King International. Ms. Mersereau holds a Bachelor of Arts degree from the University of Western Ontario.
Ms. Niemi joined Plantronics in 2005 as Vice President and General Manager, Mobile and Entertainment.  In 2009, she was promoted to Senior Vice President, Communications Solutions.  Prior to joining Plantronics, Ms. Niemi held senior positions with companies such as Visto Corporation, Mobilesys, Inc., Xircom, and NEC Technologies, and was most recently at Danger, Inc.  Ms. Niemi graduated from Santa Clara University with a Bachelor of Science degree in Electrical Engineering.  She also earned a certificate in General Management for High Technology from Stanford University's IEEE Joint Program.
Mr. Trads joined Clarity (formerly Walker-Ameriphone) in 2003 as President. Prior to joining Plantronics, from 1994 to 1998, Mr. Trads served as a Senior Vice President at GN Resound. From 1998 to 2003, Mr. Trads served as President of GN Resounds' North American operation. From 1991 to 1994, Mr. Trads was Vice President of Sales and Marketing for Dancall Radio A/S, a manufacturer of cell phones and cordless phones. Mr. Trads holds a degree in Business Administration and Management from the Copenhagen Business School in Denmark.
Mr. Vanhoutte joined Plantronics in 2003 as Managing Director of Europe, Middle East, and Africa (“EMEA”).  Effective for fiscal year 2013, Mr. Vanhoutte will serve as Managing Director of Europe and Africa. Prior to joining Plantronics, from 2001 to 2003, Mr. Vanhoutte served as Corporate Vice President of Marketing at Sony Ericsson Mobile Communications. In 2001, he served as Vice President of Strategic Market Development at Ericsson's Personal Communications Division. From 1998 until 2000, he served as Senior Vice President of Products, Marketing and Sales at MCI WorldCom's International Division in London.  Mr. Vanhoutte held various management positions at Dell Computer Corporation and Nokia Data, which was merged into Fujitsu-ICL Systems Inc. Mr. Vanhoutte studied Applied Economics and Engineering at the University of Leuven, Belgium.
Ms. Wadors joined Plantronics in 2010 as Senior Vice President of Human Resources and Facilities. Prior to joining Plantronics, Ms. Wadors worked at Yahoo, Inc. where she served as Senior Vice President of Total Rewards, Systems and Mergers and Acquisitions - Human Resources from 2009 to 2010, and as Senior Vice President of World Wide Business Partners - Human Resources from 2007 to 2009. Ms. Wadors has held various human resource management positions with Align Technology, Inc., Applied Materials, Inc., Merck & Co., Inc. and Viacom, Inc. Ms. Wadors graduated from Ramapo College with a Bachelor of Science degree in Business Administration with a focus in Human Resource Management.
Mr. Wuerz joined Plantronics in 2007 as Senior Vice President of Worldwide Operations.  Prior to Plantronics, Mr. Wuerz spent 28 years at Hewlett-Packard Company ("HP") where he held several senior positions.  Most recently, Mr. Wuerz was the Worldwide Vice President of Operations and Supply Chain for the Desktop Personal Computer organization, including consumer, commercial and workstation PCs. Prior to this role, Mr. Wuerz held the same title for HP's Consumer Desktop Personal Computer organization.  In addition to Mr. Wuerz's operations roles at HP, he also held senior positions in other functional areas, including Research and Development and Human Resources.  Mr. Wuerz holds a Bachelor of Science degree in Electrical Engineering from the University of Missouri - Rolla and a Master of Science in Electrical Engineering degree from Stanford University.

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

Global economic concerns such as the recurrence of recession on a regional or global basis have increased uncertainty and unpredictability for our business and added risk to our future outlook. A global economic downturn, a downturn in the U.S. or a more severe downturn in Europe, whether short-term or prolonged, could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition and customer and supplier bankruptcies.

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

•
We incur a large portion of our costs in advance of sales orders because we must plan research and production, order components and enter into development, incur sales and marketing expenditures, and other operating commitments prior to obtaining firm commitments from our customers. In the event our inventories for one or more products exceed demand, the risk of future inventory write-downs increases. Conversely, in the event we have inadequate inventory to timely meet the demand for particular products, we may miss significant revenue opportunities or incur significant expenses such as air freight, costs for expediting shipments, and other negative variances in our manufacturing processes as we attempt to make up for the shortfall.  When a significant portion of our revenue is derived from new products, forecasting appropriate volumes of production is even more difficult.

Fluctuations in our operating results, including the failure to meet our expectations or the expectations of financial analysts, may cause volatility, including material decreases, in the trading price of our common stock.

The success of our business depends heavily on our ability to effectively market our UC products, and our business could be materially adversely affected if markets do not develop as we expect.

We compete in the business market for the sale of our office and contact center products.  We believe that our greatest long-term opportunity for profit growth is in the UC office market, and our foremost strategic objective for this segment is to increase headset adoption. UC is the integration of voice and video-based communications systems enhanced with software applications and Internet Protocol (“IP”) networks. It may include the integration or consolidation of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video and web conferencing, and unified messaging. UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving overall business efficiency and providing more effective collaboration among an increasingly distributed workforce. We continue to invest in the development of new products and to enhance existing products to be more appealing in functionality and design for the UC market. We also target certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large corporations will be a significant long-term driver of enterprise headset adoption, and, as a result, a key long-term driver of revenue and product growth. However, we can give no assurance that significant growth in UC will occur or that we will be able to take advantage of any growth that does occur.

Our ability to realize our UC plans and to achieve the financial results projected to arise from UC adoption could be adversely affected by a number of factors including:

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

If these investments do not generate incremental revenue, our business could be materially adversely affected.

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

•
We obtain certain raw materials, sub-assemblies, components and products from single suppliers, including a majority of our Bluetooth products from GoerTek, Inc. Alternate sources for these items may not be readily available or at acceptable prices. Any failure of GoerTek or our other suppliers to remain in business, provide us with the quantity of components or products that we need or purchase the raw materials, subcomponents and parts required to produce and provide to us the components or products we need could materially adversely affect our business, financial condition and results of operations.

•
Although we generally use standard raw materials, parts and components for our products, the high development costs associated with existing and emerging wireless and other technologies may require us to work with a single source of silicon chips, chip-sets or other components or materials (“components or materials”) on any particular product. We, or any of our suppliers of components or materials, may experience challenges in designing, developing and manufacturing components or materials using these new technologies which could affect our ability to meet market schedules.  Our components or materials suppliers may decide for commercial reasons to discontinue components or materials that we have designed into our products or may cease doing business completely due to adverse economic conditions or otherwise. Due to our dependence on single suppliers for certain components or materials, we could experience higher prices, a delay in development of the components or materials, be forced to redesign or end of life products, make large last-time buys which are held in inventory for extended periods of time or be unable to meet customer demand for these products.  If this occurs, our business, financial condition and results of operations could be materially adversely affected as a result of these factors.

•
Because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or materials, sub-assemblies, components and product shortages. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components make up an increasingly larger portion of our product costs.  In particular, many consumer product orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure to synchronize the timing of purchases of raw materials, sub-assemblies, components and products to meet demand could increase our inventories and/or decrease our revenues and could materially adversely affect our business, financial condition and results of operations.

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

•
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. Securities and Exchange Commission ("SEC") has proposed disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals and metals produced from those minerals. The implementation of these requirements could affect the sourcing and availability of metals used in the manufacture of a limited number of raw material parts contained in our products. For example, the implementation of these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may not be able to conclusively verify the origins for all metals used in our products.

If we do not match production to demand, we may lose business or our gross margins could be materially adversely affected.

Our industry is characterized by technological changes, frequent new product introductions, short-term customer commitments and changes in demand. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. In view of the uncertainties inherent in the recovery from the global recession, including the pace and scale of the recovery, it is particularly difficult to make accurate forecasts in this business environment. Significant unanticipated fluctuations in product supply or demand could cause operating problems. For example, if forecasted demand does not develop, we could have excess inventory and capacity.  We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future.

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

From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our products or cause customers to defer or stop purchasing our products until new products become available. Additionally, the announcement of new products may incite customers to increase purchases of successful legacy products as part of a last time buy strategy; thereby increasing sales in the short-term while decreasing future sales by delaying consumer adoption of new products. These inherent risks transitioning to new products increase the difficulty of accurately forecasting demand for discontinued products as well as demand and acceptance for new products. Accordingly, we must effectively manage inventory levels to have an adequate supply of the new product and avoid retention of excess legacy product; however, we must also concurrently maintain sufficient levels of older product inventory to support continued sales during the transition. Our failure to effectively manage transitions from old products to new could result in inventory obsolescence, and/or loss of revenue and associated gross profit, which may further result in one or more material adverse effect on our revenues and profitability.

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

All of our markets are intensely competitive. We could face pressure on our average selling prices, competition on sales terms and conditions, or competition with respect to performance, technical and feature enhancements from our competitors. Also, aggressive industry pricing practices may result in downward pressure on margins.

Currently, our single largest competitor is GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate with whom we experience price competition in the business markets. Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments. Motorola also benefits from the ability to bundle other offerings with its headsets.  We are also experiencing competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products' communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources.

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, Aliph's Jawbone brand, BlueAnt Wireless, Samsung, GN's Jabra brand, Bose and Sony Ericsson among many others.  Many of these competitors have substantially greater resources than us, and each of them has established market positions in this business. In the UC and office and contact center markets, the largest competitors are GN, Logitech and Sennheiser Communications. For the entertainment and computer audio market, our primary competitors are Logitech and Sennheiser.  Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products including products that are modeled on or are direct copies of our products. These new competitors are offering very low cost products which result in pricing pressure in the market. If market prices are substantially reduced by new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

If we do not distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our products may become commoditized and our business could be harmed.   If we do not otherwise compete effectively, demand for our products could decline, our revenues and gross margins could decrease, we could lose market share, and our earnings could decline.

We also compete in the consumer market for the sale of our mobile, gaming and computer audio, and Clarity products.  The consumer market is characterized by relatively rapid product obsolescence, and we are at risk if we do not have the right products available at the right time to meet consumer needs.  In addition, some of our competitors have significant brand recognition, and we are experiencing more price-based competition which can result in significant losses and excess inventory.

If we are unable to stimulate growth in our business or if our costs to stimulate demand do not generate incremental profit, our business, financial condition, results of operations and cash flows could suffer.  In addition, failure to effectively market our products to customers could lead to lower and more volatile revenue and earnings, excess inventory and the inability to recover the associated development costs, any of which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

Prices of certain raw materials, components, semiconductors and sub-assemblies may rise depending upon global market conditions.

We have experienced volatility in costs from our suppliers, particularly in light of the price fluctuations of oil, gold, copper and other commodities, semiconductors and other components and products in the U.S. and around the world. We may continue to experience volatility, which could negatively affect our profitability or market share. If we are unable to pass cost increases on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition and results of operations may be materially and adversely affected.

We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives which could have an adverse effect on our business.

Original design manufacturers and contract manufacturers produce key portions of our product lines for us, including, for example, GoerTek, Inc. which manufacturers the majority of our Bluetooth products. Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and timely deliveries and unanticipated or inconveniently timed loss of services. Financial instability of our manufacturers or contractors resulting from the global recession or otherwise could result in our having to find new suppliers which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue manufacturing our products for a variety of reasons. Consequently, if one or more original design manufacturers or contract manufacturers is unable or unwilling to meet our demand, delivery or price requirements, our business and operating results in all or a portion of our product lines could be severely and materially affected in the event it is difficult, costly or time-consuming to identify and ramp-up alternative manufacturers.

Our consumer business is volatile and failure to compete successfully in this business may have an adverse effect on our financial condition.

Our consumer business, which consists primarily of Bluetooth headsets and computer and gaming headsets, is highly competitive and presents many significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

•
the market for mono Bluetooth headsets appears to be shrinking as evidenced by continuing declines in retail sales in the U.S., at least partially attributable to increasing integration of Bluetooth systems into automobiles;

•
reductions in the number of key suppliers participating in the Bluetooth market, thereby reducing our sourcing options and potentially increasing our costs at a time when our ability to offset higher costs with corresponding product price increases is limited;

•	difficulties retaining or obtaining shelf space for consumer products in our sales channel, particularly with large retailers as the market for mono Bluetooth headsets continues to contract;

•	the varying pace and scale of global economic recovery creates uncertainty and unpredictability about the demand for consumer products;

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

•	our focus on UC products may weaken our competitive position; and

•	competition may increase more than we expect and result in product pricing pressures.

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

The technology used in our products is evolving more rapidly now than it has historically, and we anticipate that this trend will continue. Historically, the technology used in lightweight communications headsets evolved slowly. New products primarily offered stylistic changes and quality improvements rather than significant new technologies. Our increasing reliance and focus on the UC market has resulted in a growing portion of our products that integrate significant new technology. In addition, our increasing participation in the consumer market requires us to rapidly and frequently adopt new technology and, thus, our consumer products experience shorter lifecycles. We believe this is particularly true for our newer emerging technology products in the mobile, computer, residential and certain parts of the office markets.  In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality, while historically our focus was limited to audio products.

Office phones have begun to incorporate Bluetooth functionality which has opened the market to consumer Bluetooth headsets and reduced the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wireless headset systems, resulting in lost revenue, lower margins, or both. Should sales and margins on our traditional cordless products decline and we are unable to successfully design, develop and market alternatives at historically comparable margins, our revenue and profits may decrease.

In addition, innovative technologies such as UC have moved the platform for certain of our products from our customers' closed proprietary systems to open platforms such as the PC. In turn, the PC has become more open as a result of technologies such as cloud computing and trends toward more open source software code development. As a result, we are exposed to the risk that current and potential competitors could enter our markets and commoditize our products by offering similar products.

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

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in USD, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the GBP. Furthermore, fluctuations in foreign currency rates impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with USD prices and to respond to currency-driven competitive pricing actions. We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability. Additionally, a large majority of our suppliers are located internationally, principally in Asia. Accordingly, volatile or sustained increases or decreases in exchange rates of Asian currencies may result in increased costs or reductions in the number of qualified suppliers.

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

We hedge a portion of our Euro and GBP forecasted revenue exposures for the future 12 month period. In addition, we hedge a portion of our Mexican Peso forecasted cost of revenues. Although we have employed these hedging techniques to minimize these risks, we can offer no assurance that such strategies will be effective. If the Euro and GBP fall against the USD, our revenues, gross profit and profitability in the future could be negatively affected.

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

We sell substantially all of our products to end users through distributors, retailers, OEMs, and telephony service providers. Effectively managing these relationships and avoiding channel conflicts can be difficult and time-consuming. Our existing relationships with these parties are not exclusive and can be terminated by us or them without cause. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, retailers, OEMs, and telephony service providers. These customers also sell or may sell products offered by our competitors. To the extent that our competitors offer these customers more favorable terms or more compelling products, such customers may decline to carry, de-emphasize, or discontinue carrying our products. Further, such customers may not recommend or may stop recommending our products. In the future, our OEMs or potential OEMs may elect to manufacture their own products that are similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition, or results of operations. We have experienced the bankruptcy of certain customers; for example, in fiscal year 2012, the bankruptcy of one of our customers negatively impacted our operating income by $1.2 million. It is not possible to predict whether additional bankruptcies may occur.

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

Our Board of Directors has authorized the repurchase of shares of our common stock to enhance stockholder value and may do so again in the future. Stock repurchases may not result in enhanced stockholder value, may not prove to be the best use of our cash resources and may require us to draw additional funds on our existing credit agreement.

On March 8, 2012, we announced the completion of a 7,000,000 share repurchase program initially authorized by our Board of Directors in May 2011. We further announced that our Board of Directors had authorized an additional 1,000,000 share repurchase program. There can be no assurance that our stock repurchase programs will have a beneficial impact on our stock price or if our Board of Directors will authorize additional stock repurchase programs in the future. Additionally, the timing of our stock repurchases varies with fluctuations in the trading price of our common stock such that at any particular time our domestic cash flow from operations has been, and may be again in the future, insufficient to fully cover our stock repurchases and support our working capital needs. In May 2011 we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association which provides for a $100 million unsecured revolving credit facility. We have previously drawn funds and expect to continue drawing funds under the Credit Agreement from time to time, which amounts bear interest. Moreover, the Credit Agreement contains affirmative and negative covenants with which we must comply. These restrictions apply regardless of whether any loans are outstanding and could adversely impact how we operate our business.

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

For example, our mobile headsets are used with mobile telephones and there has been continuing public controversy over whether the radio frequency emissions from mobile phones are harmful to users of mobile phones. We are unaware of any conclusive proof of any health hazard from the use of mobile phones but research in this area continues. Although we have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero and our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones; if research establishes a health hazard from the use of mobile phones or public controversy grows even in the absence of conclusive research findings, the likelihood of litigation against us may increase.  Likewise, should research establish a link between radio frequency emissions and corded or wireless headsets or should we become a party to litigation claiming such a link and public concern in this area grows, demand for our corded or wireless headsets could be reduced creating a material adverse effect on our financial results.

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

The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•
uncertain economic conditions, including the length and scope of the recovery from the domestic and global recession or double dip recession in the U.S. or Europe, slowing economic growth in Asia, inflationary pressures, and a potential decline in investor confidence in the market place;

•	failure to meet our forecasts or the expectations and forecasts of securities analysts;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	repurchases of our common shares under our repurchase plans;

•	our decision to declare dividends or increase or decrease dividends over historical rates;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	general economic, political, and market conditions, including market volatility; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

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

We have $14.4 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, we have $14.4 million of goodwill and other intangible assets on our consolidated balance sheet as of March 31, 2012.  It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets. If such a charge is necessary, it may have a material adverse effect our financial results.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.

We rely on networks, information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business activities, including procurement, manufacturing, distribution, invoicing and collections. We use information systems to process and report financial information internally and to comply with regulatory reporting. In addition, we depend on information systems for communications with our suppliers, distributors, and customers. Consequently, our business may be impacted by system shutdowns or service disruptions during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious software, hackers, natural disasters, communications interruptions, or other events. Such events could result in unintended disclosure of sensitive information or assets. Furthermore, we may experience targeted attacks and although we continue to invest in personnel, technologies and training to prepare for and reduce the adverse consequences of such attacks these investments are expensive and do not guarantee that such attacks will be unsuccessful.

If our information systems are disrupted or shutdown and we fail to timely and effectively resolve the issues, we could experience delays in reporting our financial results and we may lose revenue and profits. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, damage our reputation, and have a negative impact on net operating revenues. In addition, we may suffer financial damage and damage to our reputation because of loss or misappropriation of our confidential information or assets or those of our partners, customers or suppliers. We could also be required to spend significant financial and other resources to remedy security breaches or to repair or replace networks and information systems.

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

Although it is impossible to predict the occurrences or consequences of any of the events described above, such events could significantly disrupt our operations or the operations of our Suppliers.  In addition, should any of the events above arise we could be negatively impacted by the need for more stringent employee travel restrictions, limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production, and disruptions in the operations of our Suppliers.  Our operating results and financial condition could be adversely affected by these events.

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

Provisions in our charter documents and Delaware law or a decision by our Board of Directors to adopt a stockholder rights plan in the future may delay or prevent a third party from acquiring us, which could decrease the value of our stock.

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

Additionally, the stockholders rights plan adopted by our Board of Directors in 2002 ("Rights Plan") recently expired. Were our Board of Directors to approve the renewal of the Rights Plan or adopt a new or similar plan, the ability of one or more third parties to acquire us or a significant percentage of our capital stock would be more difficult and require any third parties to first negotiate with our Board of Directors, thereby potentially decreasing the value placed on our stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California.  Our facilities are located throughout the Americas, Europe, and Asia.  The table below lists the major facilities owned or leased as of March 31, 2012:

Location	Square Footage	Lease/Own	Primary Use

Chattanooga, Tennessee	10,125	Own	Light Assembly, Sales and Marketing, Engineering, Administration
Hoofddorp, Netherlands	14,788	Lease	Administrative
San Diego, California	13,400	Lease	Industrial and Office Space
Santa Cruz, California	79,253	Own	Light Assembly, Sales and Marketing, Engineering, Administration
Santa Cruz, California	44,183	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	39,892	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	18,250	Lease	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	20,325	Lease	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	7,000	Lease	Light Assembly, Sales, Engineering, Administration
Suzhou, China	42,012	Lease	Sales, Administration, Design Center, Quality, TAC
Tijuana, Mexico	95,980	Lease	Engineering, Assembly, Administration
Tijuana, Mexico	61,785	Lease	Engineering, Assembly
Tijuana, Mexico	289,589	Lease	Logistic and Distribution Center
Tijuana, Mexico	53,732	Lease	Engineering, Design Center, Call Center
Wootton Bassett, UK	21,824	Own	Main Building Sales, Engineering, Administration
Wootton Bassett, UK	15,970	Own	Currently leased to a third party

We believe that our existing properties are suitable and generally adequate for our current business; however, future growth may require that we obtain additional space. We are currently evaluating the purchase of a new manufacturing facility in Mexico that would replace and consolidate our existing leased facilities shown in the preceding table. If we complete the purchase in the first half of fiscal year 2013, we would expect to move into the new facility in the first quarter of fiscal year 2014.

ITEM 3.  LEGAL PROCEEDINGS

Six class action lawsuits have been filed against us alleging that our Bluetooth headsets may cause noise-induced hearing loss.  Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the U.S. District Court for the Eastern District of Texas.  Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the U.S. District Court, Central District of California.  Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the U.S. District Court, Middle District of Florida.  Ralph Cook vs. Plantronics, Inc. was filed on February 8, 2007 in the U.S. District Court for the Eastern District of Virginia.  Randy Pierce vs. Plantronics, Inc. was filed on January 10, 2007 in the U.S. District Court for the Eastern District of Arkansas.  Bruce Schiller, et al vs. Plantronics, Inc. was filed on October 10, 2006 in the Superior Court of the State of California in and for the County of Los Angeles.  The complaints state that they do not seek damages for personal injury to any individual.  These complaints seek various remedies, including injunctive relief requiring us to include certain additional warnings with our Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset.  Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution.  The federal cases have been consolidated for all pre-trial purposes in the U.S. District Court for the Central District of Los Angeles before Judge Fischer.  The California State Court case was dismissed by the plaintiffs.  The parties agreed in principle to settle their claims.  The U.S. District Court for the Central District of Los Angeles signed an order approving the final settlement of the lawsuit entitled In Re Bluetooth Headset Products Liability Litigation brought against Plantronics, Inc., Motorola, Inc. and GN Netcom, Inc. alleging that the three companies failed to adequately warn consumers of the potential for long term noise induced hearing loss if they used Bluetooth headsets.  The companies contested the claims of the lawsuit but settled the lawsuit on a nationwide basis for an amount which we believe is less than the cost of litigating and winning the lawsuit.  On September 25, 2009, the Court signed a judgment in the case resolving all matters except the issue of outstanding attorneys' fees, which will be split among the three defendants.  On October 22, 2009, the Court issued an order setting the class counsel's attorneys' fees and costs and the incentive award at the maximum amounts agreed to by the parties in their settlement.  The objectors to the settlement appealed the judgment issued by the District Court. The United States Court of Appeals for the Ninth Circuit (Ninth Circuit) on August 19, 2011, issued a decision vacating and remanding the case to the District Court. On remand, the District Court is instructed to properly exercise its discretion in accordance with the principles set forth in the decision by the Ninth Circuit. In re-examining this case, the District Court may re-affirm its prior approval of the settlement, disapprove the settlement or approve a modified settlement. The District Court must properly analyze the conduct of the parties and their counsel in accordance with the instructions of the Ninth Circuit. The District Court established a schedule to accomplish this analysis and to re-issue its decision and judgment. We will continue to defend our interests throughout this process and the remainder of the case. We believe that any loss related to these proceedings would not be material and have adequately reserved for these costs in the consolidated financial statements.

In addition, we are presently engaged in various legal actions arising in the normal course of business.  We believe it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol “PLT”.  The following table sets forth the low and high sales prices as reported on the NYSE for each period indicated.

	Low	High
Fiscal Year 2012
First Quarter	$33.51	$38.87
Second Quarter	28.45	38.26
Third Quarter	27.45	35.98
Fourth Quarter	35.12	40.26
Fiscal Year 2011
First Quarter	$27.80	$34.17
Second Quarter	26.79	34.28
Third Quarter	33.30	38.20
Fourth Quarter	33.75	38.04

As of April 28, 2012, there were approximately 60 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners, but we believe it is significantly higher than the number of record holders.  On March 30, 2012, the last trading day of fiscal year 2012, the last sale reported on the NYSE for Plantronics’ common stock was $40.26 per share.

Cash Dividends

In fiscal years 2012 and 2011, we paid quarterly cash dividends of $0.05 per share resulting in total payments of $9.0 million and $9.7 million, respectively. On March 19, 2012, our Board of Directors ("Board") approved a proposal to increase the rate of the Company's quarterly dividend from $0.05 per share to $0.10 per share as presented at the meeting, subject to the Audit Committee approving and declaring dividends. On April 27, 2012, the Audit Committee approved the payment of a dividend of $0.10 per share on June 8, 2012 to holders of record on May 18, 2012. We expect to continue paying a quarterly dividend of $0.10 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board each quarter after its review of our financial performance and financial position.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of fiscal year 2012:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [4]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [5]
January 1, 2012 to January 28, 2012	79,439		$36.11	79,439	705,642
January 29, 2012 to March 3, 2012	501,336	[2]	$37.80	497,650	207,992
March 4, 2012 to March 31, 2012	574,379	[3]	$37.25	574,379	633,613

[1]
On March 1, 2011, the Board of Directors ("Board") authorized a program to repurchase 1,000,000 shares of common stock. During the three months ended March 31, 2012, 390,900 shares were repurchased under this program and, as of March 31, 2012, there were no remaining shares authorized for repurchase. On May 3, 2011, the Board authorized the repurchase of up to 7,000,000 shares of our common stock through open market or privately negotiated transactions. During the three months ended March 31, 2012, 394,181 shares were repurchased under this authorization and, as of March 31, 2012, there were no remaining shares authorized for repurchase. On March 8, 2012, the Board authorized a new program to repurchase 1,000,000 shares of common stock. As of March 31, 2012, there were 633,613 remaining shares authorized for repurchase under this program.

[2]
Includes 359,887 shares of our common stock received upon settlement of an accelerated share repurchase agreement ("ASR Agreement"). Refer to Note 13, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Form 10-K for more information regarding the ASR Agreement.

[3]	Includes 3,686 shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[4]
The calculation of average price paid per share only includes amounts attributable to repurchases in the open market. In the fourth quarter of fiscal year 2012, we received 359,887 shares of our common stock upon settlement of the ASR Agreement, for a total of 1,496,251 shares at an average price per share of $33.42 based on the volume-weighted average price of our common stock during the term of the ASR Agreement, less a discount. Refer to Note 13, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Form 10-K for more information regarding the ASR Agreement.

[5]
"Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs" reflects the remaining shares authorized for repurchase under the March 8, 2012 program for the repurchase of 1,000,000 shares.

Refer to Note 13, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below. Fiscal year 2010 consisted of 53 weeks and all other fiscal years presented consisted of 52 weeks.

	Fiscal Year Ended March 31,
	2012	2011 [1,2]	2010 [1,3]	2009 [1,3,4]	2008 [3]
	($ in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues	$713,368	$683,602	$613,837	$674,590	$747,935
Operating income	$141,353	$140,712	$97,635	$61,461	$115,166
Operating margin	19.8%	20.6%	15.9%	9.1%	15.4%
Income from continuing operations	$142,602	$140,656	$100,740	$57,917	$121,020
Income from continuing operations, net of tax	$109,036	$109,243	$76,453	$45,342	$92,012
Basic earnings per share - continuing operations	$2.48	$2.29	$1.58	$0.93	$1.91
Diluted earnings per share - continuing operations	$2.41	$2.21	$1.55	$0.93	$1.87
Loss on discontinued operations, net of tax	$—	$—	$(19,075)	$(110,241)	$(23,617)
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Shares used in basic per share calculations	44,023	47,713	48,504	48,589	48,232
Shares used in diluted per share calculations	45,265	49,344	49,331	48,947	49,090
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$334,512	$429,956	$369,192	$218,180	$163,091
Total assets	$672,470	$744,647	$655,351	$633,120	$741,393
Revolving line of credit	$37,000	$—	$—	$—	$—
Other long-term obligations	$13,360	$12,667	$13,850	$13,698	$14,989
Total stockholders' equity	$527,244	$634,852	$571,334	$525,367	$578,620
OTHER DATA:
Cash provided from operating activities	$140,448	$158,232	$143,729	$99,150	$102,900

[1]
During fiscal year 2009, we announced several restructuring plans which included reductions in force including the planned closure of our Suzhou, China Bluetooth manufacturing facility in fiscal year 2010.  As a result of these activities, $11.0 million in restructuring and other related charges has been included in our consolidated income from continuing operations for the year ended March 31, 2009.  In fiscal year 2010, we recorded an additional $1.9 million of Restructuring and other related charges consisting of $0.8 million of severance and benefits and $1.1 million of non-cash charges including $0.7 million for the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of the assets being taken out of service prior to their original service period and $0.4 million of additional loss on Assets held for sale.  In addition, in fiscal year 2010, we recorded non-cash charges of $5.2 million for accelerated depreciation related to the building and equipment associated with manufacturing operations, which is included in Cost of revenues.  There were no charges in fiscal year 2011; however, we completed the sale of our Suzhou facility, resulting in an immaterial net gain recorded in Restructuring and other related charges. See Note 9 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[2]
During fiscal year 2011, we recognized a gain of $5.1 million upon receiving payment from a competitor to dismiss litigation involving the alleged theft of our trade secrets. In addition, we recorded $1.4 million in accelerated amortization expense to reflect the revised estimated life of an intangible asset we deemed to be abandoned.

[3]
On December 1, 2009, we completed the sale of Altec Lansing, our AEG segment, and, therefore, its results are no longer included in continuing operations for the periods presented.  Accordingly, we have classified the AEG operating results, including the loss on sale, as discontinued operations in the Consolidated statement of operations for all periods presented.  See Note 4 of the Consolidated Financial Statements and related notes, included elsewhere, herein.

[4]
As originally reported in fiscal year 2009, potentially dilutive common shares attributable to employee stock plans diluted shares were excluded from the diluted share calculation as they would have been anti-dilutive and would have reduced the net loss per share; however, as a result of reporting our AEG segment as discontinued operations, the anti-dilution of these potentially dilutive common shares is now based on income from continuing operations as compared to net income (loss) and are now included in the shares used in diluted per share calculation.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks, and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are 52 or 53 week years ending on the Saturday closest to March 31st.  Fiscal year 2012 had 52 weeks and ended on March 31, 2012. Fiscal year 2011 had 52 weeks and ended on April 2, 2011.  Fiscal year 2010 had 53 weeks, with the extra week occurring in the fourth quarter of the year, and ended on April 3, 2010.  Except as noted, financial results are for continuing operations; Altec Lansing, our former AEG segment, was sold effective December 1, 2009 and is reported as discontinued operations.

OVERVIEW

We are a leading designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the worldwide business and consumer markets under the Plantronics brand.  In addition, we manufacture and market, under our Clarity brand, specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs.

Our priorities during fiscal year 2012 were to win in Unified Communications (“UC”), to improve our execution effectiveness, and to deliver strong financial results. We sharply increased revenues from UC products, growing by 76% over the prior year to $93.4 million, and believe we continue to lead the market in this category. We improved our execution effectiveness by extending our Simply Smarter CommunicationsTM technology branding to become an integral part of the value proposition available through UC solutions. We also created the Plantronics Developer Connection (“PDC”), subsequently launched on May 9, 2012, to extend the opportunities in UC to the vast ecosystem of vendors, application developers and vertical markets. Even with continued pressures from the macroeconomic environment, we delivered strong financial results. As part of our continued commitment to a strong and innovative set of integrated solutions, we increased research, development and engineering spending by approximately 10% over the prior year, yet still achieved $109.0 million in net income, representing approximately 15% of our net revenues.

We believe UC represents our key long-term driver of revenue and profit growth, and it continues to be our primary focus area. Business communications are being transformed from voice-centric systems supported by traditional PBX infrastructure to communication systems that are fully integrated with voice, video, and data and are supported by feature rich UC software. With this transformation, the requirement for a traditional headset used only for voice communications continues to evolve into a device that delivers contextual intelligence, providing the ability to reach people using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how they can be reached. Our portfolio of UC solutions combines hardware with advanced sensor technology and capitalizes on contextual intelligence, addressing the needs of the constantly changing business environments and evolving work styles to make connecting easier and by sharing presence information to convey user availability and other contextual information. We believe UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration, and we believe our solutions with Simply Smarter CommunicationsTM technology will be an important part of the UC environment.

The contact center is the most mature market in which we participate, and we expect this market to grow slowly over the long-term. Given the migration to UC by corporations globally, we also expect the market for headsets for non-UC enterprise applications to grow very slowly. We believe the growth of UC will increase overall headset adoption in enterprise environments and we therefore expect most of the growth in Office and Contact Center ("OCC") over the next five years to come from headsets designed for UC.

Based on the prioritization of UC investments in fiscal years 2010 and 2011, our Bluetooth product portfolio for mobile phone applications was less competitive during the first half of fiscal year 2012, contributing to a decline in our Mobile market share. However, by the beginning of our third quarter, we were in volume production on several new models that were well-received and our market share position began recovering. Over the course of the year, we also invested in the stereo Bluetooth mobile category and, at the end of the fourth quarter of fiscal year 2012, introduced the BackBeat GO, our first stereo Bluetooth product in several years. While we experienced an approximate 4% decline in the Mobile category in fiscal year 2012 over fiscal year 2011, due in part to weakness in the Bluetooth product category, we believe our recent and planned investments will help position us to maintain share in the overall market for Bluetooth headsets.

Integral to our core research and development in fiscal year 2012 were investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed and development of value-added software applications for business users. We believe our investments in strategic architecting may allow us to differentiate our products and sustain strong long-term gross margins. During fiscal year 2012, we continued to strengthen our strategic partnerships with platform suppliers to ensure that our products are compatible with all major platforms as UC usage becomes an essential part of a unified work environment.

Looking forward, we continue to believe that UC is a key long-term driver of revenue and profit growth. We remain cautious about the macroeconomic environment and will monitor our expenditures accordingly; however, we will continue to invest strategically in our long-term growth opportunities. We will continue focusing on innovative product development through our core research and development efforts, including the use of software and services as part of our portfolio. As part of our commitment to UC, we recently announced the PDC, which provides a software developer kit allowing registered developers access to a rich set of tools and providing a forum to interact, share ideas and develop innovative applications. We believe the PDC is a valuable resource for application developers to leverage the contextual intelligence built into our headsets, ultimately providing an endless array of capabilities such as user authentication, customer information retrieval based on incoming mobile calls, and connection of a user's physical actions in the real world to the virtual world. We will also continue to grow our sales force and increase marketing and other customer service and support as we expand key strategic partnerships to market our UC products.  We believe we have an excellent position in the market and a well-deserved reputation for quality and service that we will continually strive to earn through ongoing investment and strong execution.

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

(in thousands)	Fiscal Year Ended March 31,
	2012		2011		2010
Net revenues	$713,368	100.0%	$683,602	100.0%	$613,837	100.0%
Cost of revenues	329,017	46.1%	321,846	47.1%	312,767	51.0%
Gross profit	384,351	53.9%	361,756	52.9%	301,070	49.0%
Operating expenses:
Research, development and engineering	69,664	9.8%	63,183	9.2%	57,784	9.4%
Selling, general and administrative	173,334	24.3%	163,389	23.9%	143,784	23.4%
Gain from litigation settlement	—	—%	(5,100)	(0.7)%	—	—
Restructuring and other related charges	—	—%	(428)	(0.1)%	1,867	0.3%
Total operating expenses	242,998	34.1%	221,044	32.3%	203,435	33.1%
Operating income	141,353	19.8%	140,712	20.6%	97,635	15.9%
Interest and other income (expense), net	1,249	0.2%	(56)	—%	3,105	0.5%
Income from continuing operations before income taxes	142,602	20.0%	140,656	20.6%	100,740	16.4%
Income tax expense from continuing operations	33,566	4.7%	31,413	4.6%	24,287	4.0%
Income from continuing operations, net of tax	109,036	15.3%	109,243	16.0%	76,453	12.5%
Discontinued operations:
Loss from operations of discontinued AEG segment (including loss on sale)	—	—	—	—%	(30,468)	(5.0)%
Income tax benefit on discontinued operations	—	—	—	—%	(11,393)	(1.9)%
Loss on discontinued operations	—	—	—	—%	(19,075)	(3.1)%
Net income	$109,036	15.3%	$109,243	16.0%	$57,378	9.3%

Net Revenues

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2012	March 31, 2011	Increase (Decrease)		March 31, 2011	March 31, 2010	Increase (Decrease)
Net revenues:
Office and Contact Center	$531,709	$490,472	$41,237	8.4%	$490,472	$404,397	$86,075	21.3%
Mobile	131,825	137,530	(5,705)	(4.1)%	137,530	149,756	(12,226)	(8.2)%
Gaming and Computer Audio	31,855	36,736	(4,881)	(13.3)%	36,736	39,260	(2,524)	(6.4)%
Clarity	17,979	18,864	(885)	(4.7)%	18,864	20,424	(1,560)	(7.6)%
Total net revenues	$713,368	$683,602	$29,766	4.4%	$683,602	$613,837	$69,765	11.4%

OCC products represent our largest source of revenues, while Mobile products represent our largest unit volumes.  Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives, and channel mix. Net revenues derived from sales of consumer goods into the retail channel typically account for a seasonal increase in our net revenues in the third quarter of our fiscal year.

Our consolidated net revenues increased in fiscal year 2012 compared to fiscal year 2011 driven by growth in OCC product revenues as a result of growth in demand for UC.  In addition, favorable foreign exchange fluctuations in the Euro ("EUR") and Great Britain Pound ("GBP") contributed approximately $4.0 million to the growth in our net revenues.

Our consolidated net revenues increased in fiscal year 2011 compared to fiscal year 2010 primarily in our OCC product category as a result of growth in demand for UC, offset partly by weakness in the Bluetooth market and loss of market share which resulted in a decrease in our Mobile product revenues. While we experienced foreign exchange fluctuations in our net revenues during the first half of both fiscal years 2011 and 2010, the overall foreign exchange impact for each of the fiscal years was not material.

Fluctuations in net revenues in fiscal year 2012 compared to fiscal year 2011 resulted primarily from the following:

•	$41.2 million increase in OCC net revenues as a result of higher volumes due to growth in demand for UC products;

•
$5.7 million decrease in Mobile net revenues due mostly to overall weakness in the product category, which resulted in a lower unit volume of sales. We also believe our share of the total global market decreased, with reductions in U.S. market share offset partially by gains achieved internationally; and,

•
$4.9 million decrease in Gaming and Computer Audio net revenues due primarily to market share loss as a result of decreased investment in this category over the last two years as we have prioritized our investments in UC products and development. We are currently planning to increase our investments in this area to enable future growth.

Fluctuations in net revenues in fiscal year 2011 compared to fiscal year 2010 resulted primarily from the following:

•	$86.1 million increase in OCC net revenues as a result of higher volumes due to improved global economic conditions and growth in demand for UC products; and,

•	$12.2 million decrease in Mobile net revenues due primarily to overall weakness in the product category, which resulted in a lower unit volume of sales.

Geographical Information

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2012	March 31, 2011	Increase (Decrease)		March 31, 2011	March 31, 2010	Increase (Decrease)
Net revenues:
United States	$406,233	$400,292	$5,941	1.5%	$400,292	$378,119	$22,173	5.9%
As a percentage of net revenues	56.9%	58.6%	(1.7)	ppt.	58.6%	61.6%	(3.0)	ppt.
Europe, Middle East and Africa	181,761	169,521	12,240	7.2%	169,521	148,070	21,451	14.5%
Asia Pacific	74,249	62,697	11,552	18.4%	62,697	46,494	16,203	34.8%
Americas, excluding United States	51,125	51,092	33	0.1%	51,092	41,154	9,938	24.1%
Total international net revenues	307,135	283,310	23,825	8.4%	283,310	235,718	47,592	20.2%
As a percentage of net revenues	43.1%	41.4%	1.7	ppt.	41.4%	38.4%	3.0	ppt.
Total consolidated net revenues	$713,368	$683,602	$29,766	4.4%	$683,602	$613,837	$69,765	11.4%

As a percentage of total net revenues, consolidated U.S. net revenues decreased by 1.7 percentage points to 57% in fiscal year 2012 from 59% in fiscal year 2011 due mostly to strong international growth in OCC net revenues and by weakness in the Mobile product category in the U.S. As a percentage of total net revenues, consolidated international net revenues increased to 43% in fiscal year 2012 from 41% in fiscal year 2011. The increase in absolute dollars in U.S. net revenues resulted from increased OCC net revenues due to growth in demand for UC. The increase in absolute dollars in international revenues was also due to increased OCC net revenues along with an increase in Mobile net revenues as we gained market share in markets outside the U.S.

As a percentage of total net revenues, consolidated U.S. net revenues decreased by 3.0 percentage points to 59% in fiscal year 2011 from 62% in fiscal year 2010 due mostly to weakness in the Mobile product category in the U.S. As a percentage of total net revenues, consolidated international net revenues increased to 41% in fiscal year 2011 from 38% in fiscal year 2010. The increase in absolute dollars in U.S. net revenues was a result of increased OCC net revenues due to growth in demand for UC. The increase in absolute dollars in international net revenues was also due to increased OCC net revenues along with an increase in Mobile net revenues from market share gains in markets outside the U.S.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including IT and facilities costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2012	March 31, 2011	Increase (Decrease)		March 31, 2011	March 31, 2010	Increase (Decrease)
Net revenues	$713,368	$683,602	$29,766	4.4%	$683,602	$613,837	$69,765	11.4%
Cost of revenues	329,017	321,846	7,171	2.2%	321,846	312,767	9,079	2.9%
Gross profit	$384,351	$361,756	$22,595	6.2%	$361,756	$301,070	$60,686	20.2%
Gross profit %	53.9%	52.9%	1.0	ppt.	52.9%	49.0%	3.9	ppt.

The increase in gross profit in fiscal year 2012 compared to fiscal year 2011 was due primarily to increased net revenues of $29.8 million along with operational efficiencies.  As a percentage of net revenues, gross profit increased due primarily to operational efficiencies such as lower freight and logistics costs and the benefits from a weaker U.S. dollar, offset partially by the net effect of unfavorable component sourcing costs, slightly higher warranty obligations and reserves for excess and obsolete inventory.

The increase in gross profit in fiscal year 2011 compared to fiscal year 2010 was due primarily to increased net revenues of $69.8 million along with improved margins on those revenues. As a percentage of net revenues, gross profit increased due primarily to higher product margins, driven by a greater proportion of net revenues from our higher margin OCC products and improved Bluetooth margins resulting from our decision to outsource manufacturing which commenced in July 2009, and lower depreciation expenses in fiscal year 2011 due to accelerated depreciation expenses in fiscal year 2010 related to the closure of our Suzhou, China manufacturing facility.

There are significant variances in gross profit percentages between our higher and lower margin products; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not accurately anticipate changes in demand, we have in the past, and may in the future, incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  Gross profit may also vary based on distribution channel, return rates, and other factors.

Research, Development and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation, and an allocation of overhead expenses, including facilities, IT and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2012	March 31, 2011	Increase (Decrease)		March 31, 2011	March 31, 2010	Increase (Decrease)
Research, development and engineering	$69,664	$63,183	$6,481	10.3%	$63,183	$57,784	$5,399	9.3%
% of total consolidated net revenues	9.8%	9.2%	0.6	ppt.	9.2%	9.4%	(0.2)	ppt.

The increase in research, development and engineering expenses in fiscal year 2012 compared to fiscal year 2011was due primarily to $4.2 million in higher compensation costs resulting from increased headcount and related costs to support investments in UC and software and $1.8 million in increased investments in UC product development, offset partially by lower performance-based compensation related to lower achievement of targets.

The increase in research, development and engineering expenses in fiscal year 2011 compared to fiscal year 2010 was due primarily to increased compensation costs resulting from increased headcount and higher performance-based compensation on higher achievement of targets, and increased project expenses, all reflecting our increased investments in UC.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of compensation costs, marketing costs, travel expenses, expensed equipment, professional service fees, and allocations of overhead expenses, including IT, facilities, and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2012	March 31, 2011	Increase (Decrease)		March 31, 2011	March 31, 2010	Increase (Decrease)
Selling, general and administrative	$173,334	$163,389	$9,945	6.1%	$163,389	$143,784	$19,605	13.6%
% of total consolidated net revenues	24.3%	23.9%	0.4	ppt.	23.9%	23.4%	0.5	ppt.

The increase in selling, general and administrative expenses in fiscal year 2012 compared to fiscal year 2011was due primarily to $8.2 million in higher compensation costs resulting from increased headcount and $2.3 million in increased marketing and sales promotions and travel-related costs associated with increased net revenues. These increases were offset in part by a $1.6 million decrease in professional service fees related to litigation that was settled favorably in the fourth quarter of fiscal year 2011 and lower performance-based compensation from lower achievement of targets.

The increase in selling, general and administrative expenses in fiscal year 2011 compared to fiscal year 2010 was due primarily to $8.9 million in increased compensation costs resulting from increased headcount and higher performance-based compensation on higher achievement of targets, $7.1 million in increased marketing and sales promotions, travel-related expenses and external sales representative fees and commissions associated with higher net revenues, and $2.5 million in increased legal costs due to additional litigation that was settled favorably in fiscal year 2011. These increases were offset in part by a decrease of $1.1 million in depreciation expense due to assets being fully depreciated during fiscal year 2010 and a majority of the current capital projects were not completed and placed in service as of the end of fiscal year 2011.

Gain from Litigation Settlement

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2012	March 31, 2011	Increase (Decrease)		March 31, 2011	March 31, 2010	Increase (Decrease)
Gain from Litigation Settlement	$—	$(5,100)	$5,100	100.0%	$(5,100)	$—	$(5,100)	100.0%
% of total consolidated net revenues	—%	(0.7)%	0.7	ppt.	(0.7)%	—%	(0.7)	ppt.

During the fourth quarter of fiscal year 2011, we entered into a binding settlement agreement to dismiss litigation involving the alleged theft of our trade secrets by a competitor in mobile headsets, and in the same quarter, pursuant to the settlement agreement, we received a $5.1 million payment in exchange for a full release and settlement of the claims.

Restructuring and Other Related Charges

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2012	March 31, 2011	Increase (Decrease)		March 31, 2011	March 31, 2010	Increase (Decrease)
Restructuring and other related charges	$—	$(428)	$428	(100.0)%	$(428)	$1,867	$(2,295)	(122.9)%
% of total consolidated net revenues	—%	(0.1)%	0.1	ppt.	(0.1)%	0.3%	(0.4)	ppt.

In fiscal year 2009, we announced various restructuring activities that were completed as of December 31, 2010. There were no charges during the years ended March 31, 2012 or 2011; however, in fiscal year 2011 we recorded an immaterial net gain upon the sale of a facility located in China in connection with the restructuring activities. In fiscal year 2010, we recorded restructuring charges of $1.9 million, consisting of severance and benefits along with facilities and equipment charges.

Operating Income

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2012	March 31, 2011	Increase (Decrease)		March 31, 2011	March 31, 2010	Increase (Decrease)
Operating income	$141,353	$140,712	$641	0.5%	$140,712	$97,635	$43,077	44.1%
% of total consolidated net revenues	19.8%	20.6%	(0.8)	ppt.	20.6%	15.9%	4.7	ppt.

In fiscal year 2012, we reported operating income of $141.4 million compared to $140.7 million in fiscal year 2011 due to increased net revenues and higher margins resulting primarily from a favorable product mix that consisted of a greater proportion of OCC net revenues, which generally have higher gross margins than other product categories, offset partially by higher operating expenses reflecting our investments in UC.

In fiscal year 2011, we reported operating income of $140.7 million compared to $97.6 million in fiscal year 2010 due to increased net revenues and higher margins resulting primarily from a favorable product mix that consisted of a greater proportion of OCC net revenues. In addition, we experienced improved Bluetooth margins resulting primarily from lower costs as a result of outsourcing our manufacturing operations in China, which began in July 2009.

Operating income may vary based on product mix shifts, product life cycles, and seasonality.

Interest and Other Income (Expense), Net

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2012	March 31, 2011	Increase (Decrease)		March 31, 2011	March 31, 2010	Increase (Decrease)
Interest and other income (expense), net	$1,249	$(56)	$1,305	(2,330.4)%	$(56)	$3,105	$(3,161)	101.8%
% of total net revenues	0.2%	—%	0.2	ppt.	—%	0.5%	(0.5)	ppt.

Interest and other income (expense), net in fiscal year 2012 increased from fiscal year 2011 due primarily to the prior year including an expense related to penalties and interest recorded upon settlement of an indirect tax matter in Brazil. In addition, we had greater interest income resulting from increased interest on a higher average investment portfolio in fiscal year 2012.

Interest and other income (expense), net in fiscal year 2011 decreased from fiscal year 2010 due primarily to greater foreign currency exchange gains in fiscal year 2010 as a result of a weaker U.S. Dollar in fiscal year 2010 than in fiscal year 2011, in addition to penalties and interest recorded in fiscal year 2011 related to the settlement of an indirect tax matter in Brazil. In addition, we generated income from a government stimulus program in Mexico in fiscal year 2010 that did not recur in fiscal year 2011.

Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2012	March 31, 2011	Increase (Decrease)		March 31, 2011	March 31, 2010	Increase (Decrease)
Income from continuing operations before income taxes	$142,602	$140,656	$1,946	1.4%	$140,656	$100,740	$39,916	39.6%
Income tax expense from continuing operations	33,566	31,413	2,153	6.9%	31,413	24,287	7,126	29.3%
Income from continuing operations, net of tax	$109,036	$109,243	$(207)	(0.2)%	$109,243	$76,453	$32,790	42.9%
Effective tax rate	23.5%	22.3%	1.2	ppt.	22.3%	24.1%	(1.8)	ppt.

In comparison to fiscal year 2011, the increase in the effective tax rate for fiscal year 2012 was due primarily to the reduced benefit from the U.S. federal research tax credit as the credit expired in December 2011; therefore, the effective tax rate in fiscal year 2012 included the benefit of the credit for only three quarters. The effective tax rate for fiscal year 2011 includes the impact of credits earned in our fourth quarter of fiscal year 2010 because the credit was reinstated in December 2010 retroactively to January 2010.

In comparison to fiscal year 2010, the decrease in the effective tax rate for fiscal year 2011 was due primarily to the increased benefit from the U.S. federal research tax credit.

Our effective tax rate for fiscal year 2012, 2011 and 2010 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally or a change in estimate of future taxable income which could result in a valuation allowance being required.

As of March 31, 2012, we had $11.1 million of unrecognized tax benefits compared to $10.5 million as of March 31, 2011 and $11.2 million as of March 31, 2010. The unrecognized tax benefits as of the end of fiscal year 2012 would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2012, 2011 and 2010, we had approximately $1.7 million of accrued interest related to uncertain tax positions. No penalties have been accrued.

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

We are subject to taxation in various foreign and state jurisdictions as well as in the U.S. We are no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2009. We are under examination by the California Franchise Tax Board for our 2007 and 2008 tax years. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2006, except for the United Kingdom which has been concluded for tax years prior to fiscal year 2010.

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

There was no income or loss from discontinued operations for the fiscal years ended March 31, 2012 and 2011. The results from discontinued operations for the fiscal year ended March 31, 2010 were as follows (in thousands):

Net revenues	$64,916
Cost of revenues	(53,127)
Operating expenses	(16,433)
Impairment of goodwill and long-lived assets	(25,194)
Restructuring and other related charges	(19)
Loss on sale of AEG	(611)
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	(30,468)
Tax benefit from discontinued operations	(11,393)
Loss on discontinued operations, net of tax	$(19,075)

In addition, the results from discontinued operations in fiscal year 2010 included a loss of $0.6 million on sale of Altec Lansing, which is calculated as follows (in thousands):

Proceeds received upon close	$11,075
Escrow payments received to date	2,065
Remaining escrow payments to be received (subsequently received in fiscal 2011)	1,625
Payment to purchaser for adjustment for final value of net assets under APA	(3,956)
Total estimated proceeds	10,809
Book value of net assets sold	(11,057)
Costs incurred upon closing	(363)
Loss on sale of AEG	$(611)

FINANCIAL CONDITION

The table below provides selected consolidated cash flow information for the periods indicated:

(in thousands)	March 31, 2012	March 31, 2011	March 31, 2010
Cash provided by operating activities	$140,448	$158,232	$143,729

Capital expenditures and other assets	$(19,140)	$(18,667)	$(6,262)
Cash provided by maturities and sales of investments, net of investment purchases	9,725	(168,937)	64,760
Proceeds received from sale of AEG segment	—	1,625	9,121
Cash provided by other investing activities	—	9,066	277
Cash (used for) provided by investing activities	$(9,415)	$(176,913)	$67,896

Repurchase of common stock, including equity forward contract	$(273,791)	$(105,522)	$(49,652)
Proceeds from issuance of common stock	38,222	50,109	32,581
Net proceeds from revolving line of credit	37,000	—	—
Payment of cash dividends	(9,040)	(9,703)	(9,781)
Cash provided by other financing activities	9,348	9,939	5,870
Cash used for financing activities	$(198,261)	$(55,177)	$(20,982)

Cash Provided by Operating Activities

Cash provided by operating activities in fiscal year 2012 was $140.4 million and consisted of net income of $109.0 million, non-cash charges of $25.9 million and working capital sources of cash of $5.5 million. Non-cash charges consisted primarily of $17.5 million of stock-based compensation expense, $13.8 million of depreciation and amortization and a $5.6 million income tax benefit associated with stock option exercises, offset in part by a $9.1 million benefit from deferred income taxes and $7.0 million in excess tax benefits from stock-based compensation expense. Working capital sources of cash consisted primarily of an $18.5 million net increase in accrued income taxes due to refunds received in fiscal year 2012 related to over-payments made in fiscal year 2011 and the timing of current year income tax accruals, partly offset by a $9.4 million increase in accounts receivable and a $4.3 million decrease in accrued liabilities. Inventory turns increased to 6.1 as of March 31, 2012 from 5.8 as of March 31, 2011 as a result of lower inventory balances on higher cost of revenues in the fourth quarter of fiscal year 2012 compared to the same period in fiscal year 2011 due to better inventory management. Days Sales Outstanding ("DSO") increased to 57 days as of March 31, 2012 from 54 days as of March 31, 2011, resulting from a higher accounts receivable balance due to timing of revenues earned during the fourth quarter of fiscal year 2012 as compared to the fourth quarter of fiscal year 2011. The net decrease in accrued liabilities resulted primarily from the payout in fiscal year 2012 of performance-based compensation related to fiscal year 2011 and lower accruals for performance-based compensation in fiscal year 2012 due to lower achievement of targets than in fiscal year 2011.

Cash provided by operating activities in fiscal year 2011 was $158.2 million and consisted of net income of $109.2 million, non-cash charges of $29.1 million and working capital sources of cash of $19.9 million. Non-cash charges consisted primarily of $16.3 million of depreciation and amortization, $15.9 million of stock-based compensation expense and a $6.2 million income tax benefit associated with stock option exercises, offset in part by $5.7 million in excess tax benefits from stock-based compensation expense and a $5.2 million benefit from deferred income taxes. Working capital sources of cash consisted primarily of a decrease in inventory of $13.0 million as we continued to improve the management of our inventory levels, increases in accounts payable and accrued liabilities of $10.2 million and $9.9 million, respectively, due to timing of payments along with an increase in income taxes of $4.2 million. Working capital uses of cash consisted primarily of an increase in accounts receivable of $15.1 million due to higher revenues in the fourth quarter of fiscal year 2011 than in the prior year quarter. Inventory turns, which is calculated using Cost of revenues from continuing operations only and consolidated inventory balances, increased to 5.8 as of March 31, 2011 from 4.2 as of March 31, 2010 as a result of our lower inventory balances on higher cost of revenues in the fourth quarter of fiscal year 2011 compared to the same period in fiscal year 2010. DSO, which is calculated using Net revenues from continuing operations only and consolidated accounts receivable balances, increased to 54 days as of March 31, 2011 from 49 days as of March 31, 2010 as a result of higher accounts receivable balance due to timing of revenues earned during the fourth quarter of fiscal year 2011 as compared to the fourth quarter of fiscal year 2010.

Cash provided by operating activities in fiscal year 2010 was $143.7 million and consisted of net income of $57.4 million, non-cash charges of $54.3 million and working capital sources of cash of $32.0 million.  Non-cash charges consisted primarily of $25.2 million related to the AEG impairment charge on long-lived assets recorded in discontinued operations, $18.1 million of depreciation and amortization, $14.6 million of stock-based compensation expense, and non-cash restructuring charges of $6.3 million offset in part by a $12.5 million benefit from deferred income taxes.  Working capital sources of cash consisted primarily of a decrease in inventory of $27.6 million as we continued to improve the management of our inventory levels, income tax refunds received and decreases in other assets.  Working capital uses of cash consisted primarily of decreases in accounts payable and accrued liabilities from reduced spending during the fiscal year as a result of the sale of Altec Lansing in December 2009.  Inventory turns, which is calculated using Cost of revenues from continuing operations only and consolidated inventory balances, increased to 4.2 as of March 31, 2010 from 3.1 as of March 31, 2009 as a result of our lower inventory balances on higher revenues in the fourth quarter of fiscal year 2010 compared to the same period in fiscal year 2009.  Accounts receivable remained relatively flat from fiscal year 2009 to fiscal year 2010; however, DSO, which is calculated using Net revenues from continuing operations only and consolidated accounts receivable balances, decreased to 49 days as of March 31, 2010 from 59 days as of March 31, 2009 as a result of collections of the accounts receivable related to our AEG business which were retained by us upon the sale of Altec Lansing on December 1, 2009.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, collection of accounts receivable, changes to inventory levels and timing of payments.

Cash Used for Investing Activities

In fiscal year 2012, net cash used for investing activities was $9.4 million, consisting primarily of $176.9 million and $91.0 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $19.1 million. These uses of cash were offset in part by net proceeds of $277.6 million from sales and maturities of short-term and long-term investments. Capital expenditures during fiscal year 2012 related primarily to building and leasehold improvements, tooling and various IT projects and equipment.

In fiscal year 2011, net cash used for investing activities was $169.9 million, consisting primarily of $256.3 million and $48.9 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $18.6 million. These uses of cash were offset in part by net proceeds of $142.5 million from sales and maturities of short-term investments, $9.1 million from the sale of Assets held for sale and $1.6 million in net proceeds from the release of escrow related to the sale of Altec Lansing, our AEG segment. Capital expenditures during fiscal year 2011 related primarily to building and leasehold improvements, including the installation of an expanded solar energy system in our headquarters in Santa Cruz, California, tooling and various IT projects and equipment.

In fiscal year 2010, net cash provided by investing activities was $67.9 million, consisting primarily of net maturities and sales of short-term investments of $64.0 million and $9.1 million in net proceeds from the sale of Altec Lansing, offset in part by capital expenditures of $6.3 million.  Capital expenditures during fiscal year 2010 related primarily to tooling and various IT projects.

We anticipate our capital expenditures in fiscal year 2013 to range from $51.0 million to $54.0 million. The increase from fiscal year 2012 is primarily related to the potential purchase of a new manufacturing facility in Mexico that would replace and consolidate our existing leased facilities. The estimated cost of the facility includes the purchase of an existing building, solar upgrades, labs, and other building furnishings including furniture and fixtures. If we complete the purchase of the facility in the first half of fiscal year 2013, we expect to complete the required upgrades and to move into the new facility in the first quarter of fiscal year 2014. In addition, we would not renew our existing leases and will consolidate all of our operations into the new facility. As a result of purchasing the building, we would record significant non-cash charges, including approximately $2.0 million in accelerated depreciation related to the remaining useful lives of the leasehold improvements and, once we stop using the leased facilities, a one-time lease charge of approximately $2.0 million representing the costs we would otherwise continue to incur under the original lease terms. In addition to the potential new facility in Mexico, we plan to migrate to a new enterprise resource planning ("ERP") environment, with capital expenditures commencing in the second half of fiscal year 2013 and continuing through the start of our fiscal year 2015. The remainder of the anticipated capital expenditures for fiscal year 2013 consists primarily of building and leasehold improvements in our U.S. headquarters, other IT related expenditures and tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Cash Used for Financing Activities

Net cash used for financing activities in fiscal year 2012 was $198.3 million and consisted of $273.8 million used for the repurchase of common stock and $9.0 million for dividend payments, offset in part by $37.0 million in proceeds from our revolving line of credit, net of principal payments, $38.2 million in proceeds from the exercise of employee stock options, $7.0 million of excess tax benefits from stock-based compensation and $4.9 million in proceeds from the sale of treasury stock issued for purchases under our Employee Stock Purchase Plan (“ESPP”).

Net cash used for financing activities in fiscal year 2011 was $55.4 million and consisted of $105.5 million used for the repurchase of common stock and $9.7 million in dividend payments, partially offset by $50.1 million in proceeds from the exercise of employee stock options, $4.2 million in proceeds from the sale of treasury stock issued for purchases under our ESPP and $5.7 million of excess tax benefits from stock-based compensation.

Net cash used for financing activities in fiscal year 2010 was $21.0 million and consisted of $49.7 million related to repurchases of common stock and $9.8 million in dividend payments, partially offset by $32.6 million in proceeds from the exercise of employee stock options, $3.6 million in proceeds from the sale of treasury stock issued for purchases under our ESPP and $2.2 million of excess tax benefits from stock-based compensation.

On May 1, 2012, we announced that our Board of Directors ("Board") had declared a cash dividend of $0.10 per share of our common stock, payable on June 8, 2012 to stockholders of record on May 18, 2012.  This represents a doubling of the per share cash dividend amount in comparison to historical levels. We expect to continue paying a quarterly dividend of $0.10 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash uses have historically been for repurchases of our common stock.  At March 31, 2012, we had working capital of $438.0 million, including $334.5 million of cash, cash equivalents and short-term investments, compared to working capital of $524.1 million, including $430.0 million of cash, cash equivalents and short-term investments at March 31, 2011.  The decrease in working capital at March 31, 2012 compared to March 31, 2011 is a result of the decrease in cash and cash equivalents due primarily to significant payments for repurchases of our common stock during the fiscal year ended March 31, 2012, which were funded primarily from cash, cash equivalents and short-term investments on hand at March 31, 2011 and from net borrowings under our revolving line of credit.

Our cash and cash equivalents as of March 31, 2012 consist of Commercial Paper, U.S. Treasury Bills and bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.   As of March 31, 2012, of our $334.5 million of cash, cash equivalents and short-term investments, $11.6 million is held domestically while $322.9 million is held by foreign subsidiaries. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit. For information regarding tax considerations surrounding the undistributed earnings of our foreign operations, refer to Note 17, Income Taxes, of the Notes to Consolidated Financial Statements in this Form 10-K.

Our investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of March 31, 2012, our investments are composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, U.S. Corporate Bonds and Certificates of Deposit ("CDs").

From time to time, our Board authorizes programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions, including accelerated share repurchase ("ASR") agreements. During the fiscal years ended March 31, 2012, 2011 and 2010, we repurchased 8,027,287, 3,315,000 and 1,935,100 shares, respectively, of our common stock as part of these publicly announced repurchase programs for a total cost of $273.8 million, $105.5 million and $49.7 million, respectively. In addition, we withheld 74,732 shares valued at $2.6 million during the fiscal year ended March 31, 2012, compared to an immaterial amount in fiscal year 2011 and none in fiscal year 2010, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of March 31, 2012, there were a total of 633,613 remaining shares authorized for repurchase, all of which are under our program approved by the Board of Directors on March 8, 2012. Refer to Note 13, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Form 10-K for more information regarding our stock repurchase programs.

On December 28, 2011, December 7, 2010 and December 2, 2009, we retired 5,000,000, 4,000,000 and 2,000,000 shares of treasury stock, respectively, which were returned to the status of authorized but unissued shares.  These were non-cash equity transactions in which the cost of the reacquired shares was recorded as a reduction to both Retained earnings and Treasury stock.

In May 2011, we entered into a Credit Agreement ("Credit Agreement") with Wells Fargo Bank, National Association ( "Bank") which provides for a $100.0 million unsecured revolving line of credit (the "line of credit") to augment our financial flexibility to facilitate the ASR Program and if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Principal, together with accrued and unpaid interest, is due on the maturity date, May 9, 2014 and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of March 31, 2012, we had outstanding borrowings of $37.0 million under the line of credit. Loans under the Credit Agreement bear interest at the election of the Company (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and,

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

As of March 31, 2012, we were in compliance with these ratios by a substantial margin.

In addition, we and our subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. As of March 31, 2012, we were in compliance with all covenants under the line of credit.

We enter into foreign currency forward-exchange contracts, which typically mature in one month intervals, to hedge our exposure to foreign currency fluctuations of Euro, Great Britain Pound and Australian Dollar denominated cash, receivables and payables balances.  We record the fair value of our forward-exchange contracts in the Consolidated balance sheets at each reporting period and record any fair value adjustments in our Consolidated statements of operations.  Gains and losses associated with currency rate changes on contracts are recorded within Interest and other income (expense), net in our Consolidated statements of operations, offsetting transaction gains and losses on the related assets and liabilities.  Please see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional information.

We also have a hedging program to hedge a portion of forecasted revenues denominated in the Euro and Great Britain Pound with put and call option contracts used as collars.  We also hedge a portion of the forecasted expenditures in Mexican Pesos with a cross-currency swap.  At each reporting period, we record the net fair value of our unrealized option contracts in the Consolidated balance sheets with related unrealized gains and losses as a component of Accumulated other comprehensive income, a separate element of Stockholders’ equity.  Gains and losses associated with realized option contracts and swap contracts are recorded within Net revenues and Cost of revenues, respectively, in our Consolidated statements of operations.  Please see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional information.

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

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations and the availability of additional funds under the Credit Agreement will be sufficient to fund operations for at least the next twelve months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Certain Forward-Looking Information” and “Risk Factors” in this Annual Report on Form 10-K for factors that could affect our estimates for future financial needs and sources of working capital.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the contractual obligations that we were reasonably likely to incur as of March 31, 2012 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving line of credit	$37,000	$—	$37,000	$—	$—
Operating leases	13,210	5,355	6,041	1,128	686
Unconditional purchase obligations	58,323	58,323	—	—	—
Total contractual cash obligations	$108,533	$63,678	$43,041	$1,128	$686

As of March 31, 2012, the unrecognized tax benefits and related interest under the Income Tax Topic of the FASB ASC were $11.1 million and $1.7 million, respectively, and are included in Long-term income taxes payable in our Consolidated balance sheet.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits and they are not included in the contractual obligations table above.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next twelve months.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

•	Revenue Recognition and Related Allowances

•	Inventory Valuation

•	Product Warranty Obligations

•	Income Taxes

Revenue Recognition and Related Allowances

We sell our products directly to customers and through other distribution channels, including distributors, retailers, carriers and original equipment manufacturers ("OEMs"). Commercial distributors and retailers represent our largest sources of net revenues. Sales through our distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as rebates, advertising, price protection and other sales incentives. We have an established sales history for these arrangements and we record the estimated reserves and allowances at the time the related revenue is recognized. Customer sales returns are estimated based on historical data, relevant current data and the monitoring of inventory build-up in the distribution channel. The primary factors affecting our reserve for estimated customer sales returns include the general timing of historical returns and estimated return rates. The allowance for sales incentive programs is based on historical experience and contractual terms in the form of lump sum payments or sell-through credits. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate, based on historical experience, the specific terms and conditions of the incentive and the estimated number of customers that will actually redeem the incentive.

We have not made any material changes in the accounting methodology we use to measure sales return reserves or incentive allowances during the past three fiscal years. Substantially all credits associated with these activities are processed within the following fiscal year and, therefore, do not require subjective long-term estimates; however, if actual results are not consistent with the assumptions and estimates used, we may be exposed to losses or gains that could be material. If we increased our estimate as of March 31, 2012 by a hypothetical 10%, our sales returns reserve and sales incentive allowance would have increased by approximately $0.8 million and $1.3 million, respectively. Net of the estimated value of the inventory that would be returned, this would have decreased gross profit and net income by approximately $1.7 million and $1.3 million, respectively.

Inventory Valuation

Inventories are valued at the lower of cost or market.  The Company writes down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Our estimate of write downs for excess and obsolete inventory are based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand. Our products require long-lead time parts available from a limited number of vendors and, occasionally, last-time buys of raw materials for products with long lifecycles. The effects of demand variability, long-lead times and last-time buys have historically contributed to inventory write-downs.  Our demand forecast considers projected future shipments, market conditions, inventory on hand, purchase commitments, product development plans and product life cycle, inventory on consignment and other competitive factors.

We have not made any material changes in the accounting methodology we use to estimate our inventory write-downs during the past three fiscal years. If the demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of our inventory, we may be required to record additional write-downs, which would negatively affect our results of operations in the period the write-downs were recorded. If we increased our estimate as of March 31, 2012 by a hypothetical 10%, our inventory reserves and cost of revenues would have each increased by approximately $0.6 million and our net income would have been reduced by approximately $0.4 million.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. Factors that affect the warranty obligation include product failure rates, estimated return rates, material usage and service related costs incurred in correcting product failures. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. If we increased our estimate as of March 31, 2012 by a hypothetical 10%, our warranty obligation and cost of revenues would have each increased by approximately $1.3 million and our net income would have been reduced by approximately $1.0 million.

Income Taxes

We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.

We are subject to income taxes in the U.S. and foreign jurisdictions and our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years may be subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for such exposures. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified.

We recognize the impact of an uncertain income tax position on income tax expense at the largest amount that is more-likely-than-not to be sustained.  An unrecognized tax benefit will not be recognized unless it has a greater than 50% likelihood of being sustained. We adjust our tax liability for unrecognized tax benefits in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. We recognize interest and penalties related to income tax matters as part of our provision for income taxes.

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and apply judgment to estimate the exposures associated with our various filing positions. Our effective income tax rate is also affected by changes in tax law, the level of earnings and the results of tax audits.

Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign operations that we intend to reinvest indefinitely in the foreign operations. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits, and foreign withholding taxes. Our current plans do not require repatriation of earnings from foreign operations to fund the U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our line of credit. As a result, we do not expect a material impact on our business or financial flexibility with respect to undistributed earnings of our foreign operations.

Although we believe that our judgments and estimates are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.

To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would generally require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU allows entities to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity is required to perform a more detailed two-step goodwill impairment test that is used to identify potential goodwill impairment and to measure the amount of goodwill impairment losses, if any, to be recognized. We adopted ASU 2011-08 in the fourth quarter of fiscal year 2012 and it did not have an impact on our financial statements. Refer to Note 8, Goodwill and Purchased Intangible Assets, of the Notes to Consolidated Financial Statements in this Form 10-K for details of our goodwill impairment analysis.

Recently Issued Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to implement this guidance effective for the first quarter of fiscal year 2014. We do not expect the adoption of ASU 2011-11 to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, as amended, which requires us to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Certain of the provisions are effective for the us in the first quarter of fiscal year 2013 and will be applied retrospectively.

We intend to present other comprehensive income in two separate and consecutive statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.  This discussion contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those set forth in Item 1A, Risk Factors.

INTEREST RATE AND MARKET RISK

As of March 31, 2012 and 2011, we reported the following balances in cash and cash equivalents, short-term investments and long-term investments:

	March 31,
(in millions)	2012	2011
Cash and cash equivalents	$209.3	$277.4
Short-term investments	125.2	152.6
Long-term investments	55.3	39.3

As of March 31, 2012, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, U.S. Corporate Bonds and CDs.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. A portion of our cash is managed by external managers within the guidelines of our investment policy. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. We recognized no material realized or unrealized net gains or losses during the years ended March 31, 2012 and 2011.

Interest rates in general were relatively unchanged in the year ended March 31, 2012 compared to the prior year; however, we earned slightly greater interest income due to a higher average investment portfolio in fiscal year 2012 compared with the prior year. During the year ended March 31, 2012, we generated approximately $1.5 million in interest income from our portfolio of cash equivalents and investments, compared to an immaterial amount in fiscal year 2011. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to currency fluctuations, primarily in the Euro ("EUR"), Great Britain Pound ("GBP"), Australian Dollar ("AUD") and the Mexican Peso ("MX$"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP and AUD denominated cash, receivables and payables balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MX$ denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business.

We experienced immaterial net foreign currency losses in the year ended March 31, 2012. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the Euro and the Great Britain Pound in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP and AUD denominated cash, receivables and payables balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of March 31, 2012 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell Euro	$25.3	$2.5	$(2.5)
GBP	Sell GBP	$5.8	$0.6	$(0.6)
AUD	Sell AUD	$2.7	$0.3	$(0.3)

Cash Flow Hedges

Approximately 43%, 41% and 38% of net revenues in fiscal years 2012, 2011 and 2010, respectively, were derived from sales outside of the U.S., which were denominated predominantly in EUR and GBP in each of the fiscal years.

As of March 31, 2012, we had foreign currency put and call option contracts with notional amounts of approximately €63.7 million and £20.0 million denominated in EUR and GBP, respectively. As of March 31, 2011, we also had foreign currency put and call option contracts with notional amounts of approximately €52.7 million and £14.5 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $9.4 million or incur a loss of $8.1 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of March 31, 2012 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$123.9	$1.6	$(5.3)
Put options	$115.1	$7.8	$(2.8)

Collectively, our swap contracts hedge against a portion of our forecasted MX$ denominated expenditures. As of March 31, 2012, we had cross currency swap contracts with notional amounts of approximately MX$317.5 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of March 31, 2012 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$23.5	$(2.2)	$2.7

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at March 31, 2012 and April 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 25, 2012

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$209,335	$277,373
Short-term investments	125,177	152,583
Accounts receivable, net	111,771	103,289
Inventory, net	53,713	56,473
Deferred tax assets	11,090	11,349
Other current assets	13,088	16,653
Total current assets	524,174	617,720
Long-term investments	55,347	39,332
Property, plant and equipment, net	76,159	70,622
Goodwill and purchased intangibles, net	14,388	14,861
Other assets	2,402	2,112
Total assets	$672,470	$744,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,126	$33,995
Accrued liabilities	52,067	59,607
Total current liabilities	86,193	93,602
Deferred tax liabilities	8,673	3,526
Long-term income taxes payable	12,150	11,524
Revolving line of credit	37,000	—
Other long-term liabilities	1,210	1,143
Total liabilities	145,226	109,795
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 47,160 shares and 50,043 shares issued at 2012 and 2011, respectively	741	720
Additional paid-in capital	557,218	499,027
Accumulated other comprehensive income	6,357	1,473
Retained earnings	115,358	192,468
Total stockholders' equity before treasury stock	679,674	693,688
Less: Treasury stock (common: 4,648 and 1,728 shares at 2012 and 2011, respectively) at cost	(152,430)	(58,836)
Total stockholders' equity	527,244	634,852
Total liabilities and stockholders' equity	$672,470	$744,647

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2012	2011	2010
Net revenues	$713,368	$683,602	$613,837
Cost of revenues	329,017	321,846	312,767
Gross profit	384,351	361,756	301,070
Operating expenses:
Research, development and engineering	69,664	63,183	57,784
Selling, general and administrative	173,334	163,389	143,784
Gain from litigation settlement	—	(5,100)	—
Restructuring and other related charges	—	(428)	1,867
Total operating expenses	242,998	221,044	203,435
Operating income	141,353	140,712	97,635
Interest and other income (expense), net	1,249	(56)	3,105
Income from continuing operations before income taxes	142,602	140,656	100,740
Income tax expense from continuing operations	33,566	31,413	24,287
Income from continuing operations, net of tax	109,036	109,243	76,453
Discontinued operations:
Loss from operations of discontinued AEG segment (including loss on sale)	—	—	(30,468)
Income tax benefit on discontinued operations	—	—	(11,393)
Loss from discontinued operations, net of tax	—	—	(19,075)
Net income	$109,036	$109,243	$57,378

Earnings (loss) per common share:
Basic
Continuing operations	$2.48	$2.29	$1.58
Discontinued operations	$—	$—	$(0.39)
Net income	$2.48	$2.29	$1.18
Diluted
Continuing operations	$2.41	$2.21	$1.55
Discontinued operations	$—	$—	$(0.39)
Net income	$2.41	$2.21	$1.16

Shares used in basic per share calculations	44,023	47,713	48,504
Shares used in diluted per share calculations	45,265	49,344	49,331

Cash dividends declared per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$109,036	$109,243	$57,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,760	16,275	18,144
Stock-based compensation	17,481	15,873	14,577
Provision for (benefit from) doubtful accounts and sales allowances	758	(8)	(243)
Provision for excess and obsolete inventories	2,222	1,099	418
Benefit from deferred income taxes	(9,134)	(5,165)	(12,449)
Income tax benefit associated with stock option exercises	5,637	6,195	3,669
Excess tax benefit from stock-based compensation	(7,043)	(5,747)	(2,247)
Amortization of premium on investments, net	1,554	578	—
Impairment of goodwill and long-lived assets	—	—	25,194
Non-cash restructuring charges	—	—	6,261
Loss on sale of discontinued operations	—	—	611
Other operating activities	683	(5)	384
Changes in assets and liabilities:
Accounts receivable, net	(9,402)	(15,086)	388
Inventory, net	606	12,962	27,620
Current and other assets	(67)	(2,280)	2,868
Accounts payable	131	10,216	(9,048)
Accrued liabilities	(4,303)	9,873	(1,001)
Income taxes	18,529	4,209	11,205
Cash provided by operating activities	140,448	158,232	143,729
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	78,554	28,034	4,000
Proceeds from maturities of short-term investments	189,131	114,495	145,000
Purchase of short-term investments	(176,941)	(263,260)	(84,990)
Proceeds from sales of long-term investments	9,935	664	750
Purchase of long-term investments	(90,954)	(48,870)	—
Capital expenditures and other assets	(19,140)	(18,667)	(6,262)
Proceeds from sale of property, plant and equipment and assets held for sale	—	9,066	277
Proceeds received from sale of AEG segment	—	1,625	9,121
Cash (used for) provided by investing activities	(9,415)	(176,913)	67,896
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(273,791)	(105,522)	(49,652)
Proceeds from sale of treasury stock	4,901	4,192	3,623
Proceeds from issuance of common stock	38,222	50,109	32,581
Proceeds from revolving line of credit	68,500	—	—
Repayments of revolving line of credit	(31,500)	—	—
Payment of cash dividends	(9,040)	(9,703)	(9,781)
Employees' tax withheld and paid for restricted stock and restricted stock units	(2,596)	(194)	—
Excess tax benefit from stock-based compensation	7,043	5,747	2,247
Cash used for financing activities	(198,261)	(55,371)	(20,982)
Effect of exchange rate changes on cash and cash equivalents	(810)	1,464	1,125
Net (decrease) increase in cash and cash equivalents	(68,038)	(72,588)	191,768
Cash and cash equivalents at beginning of year	277,373	349,961	158,193
Cash and cash equivalents at end of year	$209,335	$277,373	$349,961
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$20,752	$29,180	$11,663

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2009	48,892	$678	$386,224	$8,855	$203,936	$(74,326)	$525,367
Net income	—	—	—	—	57,378	—	57,378
Foreign currency translation adjustments	—	—	—	1,047	—	—	1,047
Unrealized loss on hedges, net of tax	—	—	—	(3,630)	—	—	(3,630)
Comprehensive income							54,795
Exercise of stock options	1,493	15	32,564	—	—	—	32,579
Issuance of restricted common stock	154	2	—	—	—	—	2
Repurchase of restricted common stock	(18)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(9,781)	—	(9,781)
Stock-based compensation	—	—	14,877	—	—	—	14,877
Income tax benefit associated with stock options	—	—	(476)	—	—	—	(476)
Repurchase of common stock	(1,935)	—	—	—	—	(49,652)	(49,652)
Sale of treasury stock	284	—	(4,782)	—	—	8,405	3,623
Retirement of treasury stock	—	—	—	—	(56,240)	56,240	—
Balances at March 31, 2010	48,870	695	428,407	6,272	195,293	(59,333)	571,334
Net income	—	—	—	—	109,243	—	109,243
Foreign currency translation adjustments	—	—	—	1,613	—	—	1,613
Unrealized loss on hedges, net of tax	—	—	—	(6,419)	—	—	(6,419)
Unrealized gain on investments, net of tax	—	—	—	7	—	—	7
Comprehensive income							104,444
Exercise of stock options	2,196	22	50,084	—	—	—	50,106
Issuance of restricted common stock	424	3	—	—	—	—	3
Repurchase of restricted common stock	(26)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(9,703)	—	(9,703)
Stock-based compensation	—	—	15,873	—	—	—	15,873
Income tax benefit associated with stock options	—	—	4,319	—	—	—	4,319
Repurchase of common stock	(3,315)	—	—	—	—	(105,522)	(105,522)
Employees' tax withheld and paid for restricted stock and restricted stock units	(6)	—	—	—	—	(194)	(194)
Sale of treasury stock	172	—	344	—	—	3,848	4,192
Retirement of treasury stock	—	—	—	—	(102,365)	102,365	—
Balances at March 31, 2011	48,315	720	499,027	1,473	192,468	(58,836)	634,852
Net income	—	—	—	—	109,036	—	109,036
Foreign currency translation adjustments	—	—	—	(788)	—	—	(788)
Unrealized gain on hedges, net of tax	—	—	—	5,618	—	—	5,618
Unrealized gain on investments, net of tax	—	—	—	54	—	—	54
Comprehensive income							113,920
Exercise of stock options	1,831	18	38,201	—	—	—	38,219
Issuance of restricted common stock	346	3	—	—	—	—	3
Repurchase of restricted common stock	(60)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(9,040)	—	(9,040)
Stock-based compensation	—	—	17,481	—	—	—	17,481
Income tax benefit associated with stock options	—	—	3,295	—	—	—	3,295
Repurchase of common stock	(8,027)	—	—	—	—	(273,791)	(273,791)
Employees' tax withheld and paid for restricted stock and restricted stock units	(75)	—	—	—	—	(2,596)	(2,596)
Sale of treasury stock	182	—	(786)	—	—	5,687	4,901
Retirement of treasury stock	—	—	—	—	(177,106)	177,106	—
Balances at March 31, 2012	42,512	$741	$557,218	$6,357	$115,358	$(152,430)	$527,244

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Plantronics, Inc. (“Plantronics” or the “Company”) is a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand. In addition, the Company manufactures and markets, under the Clarity brand, specialty products, such as telephones for the hearing impaired, and other related products for people with special communication needs.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March.  Fiscal year 2012 ended on March 31, 2012 and consists of 52 weeks, fiscal year 2011 ended on April 2, 2011 and consists of 52 weeks, and fiscal year 2010 ended on April 3, 2010 and consists of 53 weeks.  For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31.

Financial Instruments

Cash, Cash Equivalents and Investments
The Company's investment policy and strategy are focused on preservation of capital and supporting liquidity requirements. A portion of the Company's cash is managed by external managers within the guidelines of the Company's investment policy. The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company's policy limits the amount of credit exposure to any one issuer and requires investments to be rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial stated maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its investments as either short-term or long-term based on each instrument's underlying effective maturity date and reasonable expectations with regard to sales and redemptions of the instruments. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or the Company does not currently have the ability to liquidate the investments. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.

As of March 31, 2012, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income in Stockholders’ equity.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in Interest and other income (expense), net.

For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. (See Note 5)

Foreign Currency Derivatives
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.  Derivative foreign currency call and put option contracts are valued using pricing models that use observable inputs. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged.  For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Accumulated other comprehensive income in Stockholders’ equity and subsequently reclassified into earnings when the hedged exposure affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.  For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change.  The Company does not hold or issue derivative financial instruments for speculative trading purposes.  Plantronics enters into derivatives only with counterparties that are among the largest United States ("U.S.") banks, ranked by assets, in order to minimize its credit risk and to date, no such counterparty has failed to meet its financial obligations under such contracts.  (See Note 16)

Provision for Doubtful Accounts

The Company maintains a provision for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Plantronics regularly performs credit evaluations of its customers’ financial conditions and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.

Inventory and Related Reserves

Inventories are valued at the lower of cost or market.  Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.  Shipping and handling costs incurred in connection with the sale of products are included in Cost of revenues.

Management writes down inventories that have become obsolete or are in excess of anticipated demand or net realizable value to the lower of cost or market value. Once inventory is written down, subsequent changes in facts and circumstances do not result in restoration to the original cost basis or an increase in the new, lower-cost basis.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. The specific warranty terms and conditions range from one to two years starting from the delivery date to the end user and vary depending upon the product sold and the country in which the Company does business. Factors that affect the warranty obligations include product failure rates, estimated return rates, material usage and service delivery costs incurred in correcting product failures.

Goodwill and Purchased Intangibles

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  At least annually, in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level.  The Company determines its reporting units by assessing whether discrete financial information is available and if segment management regularly reviews the results of that component. The Company has determined it has one reporting unit.

The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, the first step of the two-step impairment test must be performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. (See Note 8)

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which range from two to thirty years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term. Costs associated with internal-use software are recorded in accordance with the Intangibles - Goodwill and Other Topic of the Accounting Standards Codification ("ASC").  Capitalized software costs are amortized on a straight-line basis over the estimated useful life.

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company recognizes an impairment charge in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to the assets. No material impairment losses were incurred in the periods presented.

Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1
The Company's Level 1 financial assets consist of cash, money market funds, U.S. Treasury Bills, and derivative foreign currency forward contracts that are traded in an active market with sufficient volume and frequency of transactions. Level 1 financial liabilities consist of derivative contracts that have closed but have not settled.

The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, U.S. Corporate Bonds, Certificates of Deposit ("CDs"), and derivative foreign currency call and put option contracts.

The fair value of Level 2 investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value.

The fair value of Level 2 derivative foreign currency call and put option contracts is determined using pricing models that use observable market inputs.

Level 3
The fair value of Level 3 financial instruments is determined using inputs that are unobservable and reflect the Company's estimate of assumptions that market participants would use in pricing the asset or liability. The Company had no Level 3 assets or liabilities as of March 31, 2012 or 2011.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Revenue Recognition

The Company sells its products directly to customers and through other distribution channels, including distributors, retailers, carriers and original equipment manufacturers ("OEMs"). The Company's revenue is derived primarily from the sale of headsets, telephone headset systems and accessories for the business and consumer markets and is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured. These criteria are usually met at the time of product shipment; however, the Company defers revenue when any significant obligations remain and to date this has accounted for less than 1% of the Company's Net revenues. Customer purchase orders and/or contracts are used to determine the existence of an arrangement. Product is considered delivered once it has been shipped and title and risk of loss have been transferred to the customer. The Company assesses whether a price is fixed or determinable based upon the selling terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based on a customer's credit quality, historical experience, and geographic or country-specific risks and economic conditions that may affect a customer's ability to pay.

Sales through retail and distribution channels are made primarily under agreements or commitments allowing for rights of return and include various sales incentive programs, such as rebates, advertising, price protection and other sales incentives. The Company has an established sales history for these arrangements and records the estimated reserves and allowances at the time the related revenue is recognized. Sales return reserves are estimated based on historical data, relevant current data and the monitoring of inventory build-up in the distribution channel. The allowance for sales incentive programs is based on historical experience and contractual terms or commitments in the form of lump sum payments or sell-through credits.

Research, Development and Engineering

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting the Company's intellectual property, expensed materials, depreciation, and an allocation of overhead expenses, including facilities, IT and human resources costs.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended March 31, 2012, 2011 and 2010 was $2.6 million, $2.4 million and $4.6 million, respectively.

Income Taxes

The Company is subject to income taxes in the U.S. and foreign jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities.

The Company recognizes the impact of an uncertain income tax position on income tax expense at the largest amount that is more-likely-than-not to be sustained.  An unrecognized tax benefit will not be recognized unless it has a greater than 50% likelihood of being sustained.  The Company adjusts its tax liability for unrecognized tax benefits in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. The Company recognizes interest and penalties related to income tax matters as a part of its provision for income taxes. (See Note 17)

Earnings Per Share

Basic earnings per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, less common stock subject to repurchase.  Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period.  Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options, the vesting of awards of restricted stock and the estimated shares to be purchased under the Company’s employee stock purchase plan, which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.  (See Note 18)

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income.  Other comprehensive income refers to income, expenses, gains, and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income.  Accumulated other comprehensive income, as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated as cash flow hedges, net of tax, and unrealized gains and losses related to the Company’s investments, net of tax.

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

The functional currency of the Company’s European finance, sales and logistics headquarters in the Netherlands, sales office and warehouse in Japan, manufacturing facilities in Tijuana, Mexico and logistic and research and development facilities in China, is the U.S. Dollar.  For these foreign operations, assets and liabilities denominated in foreign currencies are re-measured at the period-end or historical rates, as appropriate.  Revenues and expenses are re-measured at average monthly rates which the Company believes to be a fair approximation of actual rates.  Currency transaction gains and losses are recognized in current operations.  (See Note 16)

Stock-Based Compensation Expense

The Company applies the provisions of the Compensation – Stock Compensation Topic of the FASB ASC, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values. (See Note 12)

Treasury Shares

From time to time, the Company repurchases shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions, in accordance with programs authorized by the Board of Directors.  Repurchased shares are held as treasury stock until such time as they are retired or re-issued. Retirements of treasury stock are non-cash equity transactions in which the reacquired shares are returned to the status of authorized but unissued shares and the cost is recorded as a reduction to both Retained earnings and Treasury stock. (See Note 13)

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and trade receivables.

Plantronics’ investment policies for cash limit investments to those that are low risk and also limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.  As of March 31, 2012 and 2011, the Company's investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, U.S. Corporate Bonds and CDs.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets.  Plantronics performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains a provision for doubtful accounts based upon expected collectibility of all accounts receivable.

Certain inventory components required by the Company are only available from a limited number of suppliers.  The rapid rate of technological change and the necessity of developing and manufacturing products with short lifecycles may intensify these risks.  The inability to obtain components as required, or to develop alternative sources, as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU allows entities to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity is required to perform a more detailed two-step goodwill impairment test that is used to identify potential goodwill impairment and to measure the amount of goodwill impairment losses, if any, to be recognized. The Company adopted ASU 2011-08 in the fourth quarter of fiscal year 2012 and it did not have an impact on the Company's financial statements. Refer to Note 8, Goodwill and Purchased Intangible Assets, for details of the goodwill impairment analysis.

Recently Issued Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. The Company is required to implement this guidance effective for the first quarter of fiscal 2014 and does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, as amended, which requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Certain of the provisions are effective for the Company in its first quarter of fiscal 2013 and will be applied retrospectively. The Company intends to present other comprehensive income in two separate and consecutive statements.

4.	DISCONTINUED OPERATIONS

The Company entered into an Asset Purchase Agreement on October 2, 2009 to sell Altec Lansing, its AEG segment ("AEG"), for which the sale was completed effective December 1, 2009. AEG was engaged in the design, manufacture, sales and marketing of audio solutions and related technologies.  All of the revenues in the AEG segment were derived from the sale of Altec Lansing products. All operations of AEG have been classified as discontinued operations in the Consolidated statement of operations for all periods presented.

There was no income or loss from discontinued operations for the fiscal years ended March 31, 2012 and 2011. The results from discontinued operations for the fiscal year ended March 31, 2010 were as follows (in thousands):

Net revenues	$64,916
Cost of revenues	(53,127)
Operating expenses	(16,433)
Impairment of goodwill and long-lived assets	(25,194)
Restructuring and other related charges	(19)
Loss on sale of AEG	(611)
Loss from operations of discontinued AEG segment (including loss on sale of AEG)	(30,468)
Tax benefit from discontinued operations	(11,393)
Loss on discontinued operations, net of tax	$(19,075)

The Company recognized a pre-tax loss on the sale of Altec Lansing in fiscal year 2010, calculated as follows (in thousands):

Proceeds received upon close	$11,075
Escrow payments received to date	2,065
Remaining escrow payments to be received (subsequently received in fiscal year 2011)	1,625
Payment to purchaser for adjustment for final value of net assets under APA	(3,956)
Total estimated proceeds	10,809
Book value of net assets sold	(11,057)
Costs incurred upon closing	(363)
Loss on sale of AEG	$(611)

5.	CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table presents the Company's cash, cash equivalents and investments as of March 31, 2012 and 2011:

(in thousands)	March 31, 2012				March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$147,338	$—	$—	$147,338	$136,804	$—	$—	$136,804
Cash equivalents	61,996	2	(1)	61,997	140,569	1	(1)	140,569
Total Cash and cash equivalents	$209,334	$2	$(1)	$209,335	$277,373	$1	$(1)	$277,373
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$61,898	$22	$(24)	$61,896	$105,849	$17	$(3)	$105,863
Commercial Paper	20,041	1	(3)	20,039	30,071	5	(1)	30,075
Corporate Bonds	38,300	60	(4)	38,356	11,212	4	—	11,216
Certificates of Deposit ("CDs")	4,883	3	—	4,886	5,420	9	—	5,429
Total Short-term investments	$125,122	$86	$(31)	$125,177	$152,552	$35	$(4)	$152,583

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$29,814	$24	$(1)	$29,837	$17,387	$4	$—	$17,391
Corporate Bonds	25,507	29	(26)	25,510	19,086	8	(35)	19,059
CDs	—	—	—	—	2,879	3	—	2,882
Total Long-term investments	$55,321	$53	$(27)	$55,347	$39,352	$15	$(35)	$39,332

Total cash, cash equivalents and investments	$389,777	$141	$(59)	$389,859	$469,277	$51	$(40)	$469,288

As of March 31, 2012 and 2011, all of the Company's investments are classified as available-for-sale securities.

The following table summarizes the amortized cost and fair value of the Company's cash equivalents, short-term investments and long-term investments, classified by stated maturity as of March 31, 2012 and 2011:

(in thousands)	March 31, 2012		March 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$187,118	$187,174	$293,121	$293,152
Due in 1 to 3 years	55,321	55,347	39,352	39,332
Total	$242,439	$242,521	$332,473	$332,484

The Company did not incur any material realized or unrealized net gains or losses for the fiscal years ended March 31, 2012 and 2011.

6.	FAIR VALUE MEASUREMENTS
The following table represents the Company's fair value hierarchy for its financial assets and liabilities:

Fair Values as of March 31, 2012:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$147,338	$—	$147,338
U.S. Treasury Bills	50,000	—	50,000
Commercial Paper	—	11,997	11,997
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	12,898	48,998	61,896
Commercial Paper	—	20,039	20,039
Corporate Bonds	—	38,356	38,356
CDs	—	4,886	4,886
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	6,647	23,190	29,837
Corporate Bonds	—	25,510	25,510
Other current assets:
Derivative assets	—	2,658	2,658
Total assets measured at fair value	$216,883	$175,634	$392,517

Accrued liabilities:
Derivative liabilities	$7	$714	$721

Fair Values as of March 31, 2011:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$136,804	$—	$136,804
U.S. Treasury Bills	74,991	—	74,991
Commercial Paper	—	22,495	22,495
Corporate Bonds	—	3,082	3,082
CDs	—	2,001	2,001
Money Market Accounts	38,000	—	38,000
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	71,756	34,107	105,863
Commercial Paper	—	30,075	30,075
Corporate Bonds	—	11,216	11,216
CDs	—	5,429	5,429
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	7,955	9,436	17,391
Corporate Bonds	—	19,059	19,059
CDs	—	2,882	2,882
Other current assets:
Derivative assets	—	360	360
Total assets measured at fair value	$329,506	$140,142	$469,648

Accrued liabilities:
Derivative liabilities	$27	$4,174	$4,201

Refer to Note 16, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2012 and 2011.

7.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,
(in thousands)	2012	2011
Accounts receivable	$133,233	$125,137
Provisions for returns	(7,613)	(10,437)
Provisions for promotions, rebates and other	(12,756)	(10,460)
Provisions for doubtful accounts and sales allowances	(1,093)	(951)
Accounts receivable, net	$111,771	$103,289

Inventory, net:

	March 31,
(in thousands)	2012	2011
Raw materials	$14,062	$15,315
Work in process	2,740	2,558
Finished goods	36,911	38,600
Inventory, net	$53,713	$56,473

Property, plant and equipment, net:

	March 31,
(in thousands)	2012	2011
Land	$6,531	$5,867
Buildings and improvements (useful life: 7-30 years)	67,417	55,256
Machinery and equipment (useful life: 2-10 years)	90,643	87,001
Software (useful life: 5-6 years)	28,951	27,096
Construction in progress	2,323	8,556
	195,865	183,776
Accumulated depreciation and amortization	(119,706)	(113,154)
Property, plant and equipment, net	$76,159	$70,622

Depreciation and amortization expense for fiscal years 2012, 2011 and 2010 was $13.3 million, $13.7 million and $16.4 million, respectively. In addition, the Company incurred $5.2 million of accelerated depreciation in fiscal year 2010 related to discontinued operations at its former Suzhou China facilities, which was included in Restructuring and other related charges on the Consolidated statements of operations.

Unamortized capitalized software costs were $6.7 million and $7.4 million at March 31, 2012 and 2011, respectively.  Amortization expense related to capitalized software costs in fiscal years 2012, 2011 and 2010 was $3.1 million, $3.1 million, and $3.0 million, respectively.

Accrued liabilities:

	March 31,
(in thousands)	2012	2011
Employee compensation and benefits	$24,458	$27,478
Warranty obligation	13,346	11,016
Accrued advertising and sales and marketing	1,317	2,873
Accrued other	12,946	18,240
Accrued liabilities	$52,067	$59,607

Changes in the warranty obligation, which are included as a component of Accrued liabilities in the Consolidated balance sheets, are as follows:

	Year ended March 31,
(in thousands)	2012	2011
Warranty obligation at beginning of period	$11,016	$11,006
Warranty provision relating to products shipped during the year	17,061	14,769
Deductions for warranty claims processed	(14,731)	(14,759)
Warranty obligation at end of period	$13,346	$11,016

8.	GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The Company has goodwill of $14.0 million as of March 31, 2012 and 2011 and there were no changes in the carrying value during the fiscal years then ended.

In fiscal years 2012 and 2011, for purposes of the annual goodwill impairment test, the Company determined there to be no reporting units below its operating segment; therefore, the annual goodwill impairment analysis was performed at the segment level in both of these years.

In the fourth quarter of fiscal year 2012, the Company identified qualitative factors that may affect the fair value of the reporting unit, including changes in the Company's industry, competitive environment, business strategy, and product mix; current and historical budgeted to actual performance; Company and peer market capitalization trends; macro-economic conditions and currency rate fluctuations. The Company also considered the results of its most recent fair value calculation and the amount by which the fair value of the reporting unit exceeded its carrying value, as well as the extent to which the inputs and assumptions in the fair value calculation would need to deteriorate in order for the reporting unit's fair value to fall below carrying value. Based on the assessment of the foregoing factors, the Company concluded there to be no indication of goodwill impairment.

In the fourth quarter of fiscal year 2011, the Company elected to use the fair value carry forward approach previously allowed under the Intangibles - Goodwill and Other Topic of the FASB ASC and determined each of the relevant criteria had been met. As a result of this determination, the Company concluded it was appropriate to carry forward the fair value from the valuation performed in the fourth quarter of fiscal year 2010 and concluded there to be no indication of goodwill impairment.

Purchased Intangible Assets

The following table presents the carrying value of purchased intangible assets with remaining net book values as of March 31, 2012 and 2011:

	March 31, 2012			March 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Useful Life
Technology	$3,000	$(3,000)	$—	$3,000	$(2,812)	$188	6	years
Customer relationships	1,705	(1,322)	383	1,705	(1,044)	661	8	years
OEM relationships	27	(27)	—	27	(20)	7	7	years
Total	$4,732	$(4,349)	$383	$4,732	$(3,876)	$856

Amortization expense relating to intangible assets was immaterial for fiscal year 2012, and for fiscal year 2011 and 2010 was $2.6 million and $1.8 million, respectively.

The Company tests its indefinite lived intangible assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  As of March 31, 2012, the Company had no indefinite lived intangible assets other than goodwill; however, the Company had previously reported indefinite lived intangible assets for which impairment or accelerated amortization charges were recorded in prior years presented in the Consolidated statements of operations and these are discussed below.

During the fourth quarter of fiscal year 2011, the Company finalized a long-term product development strategy and in doing so, evaluated the extent to which acquired technology would be used in future products. As part of this analysis, the Company elected to abandon certain of its acquired technology and therefore, recorded $1.4 million in accelerated amortization expense in the fourth quarter of fiscal year 2011 to reflect the revised estimate of the asset's useful life.

During the second quarter of fiscal year 2010, management entered into a non-binding letter of intent to sell Altec Lansing, the Company’s AEG segment.  The Company concluded that this triggered an interim impairment review as it was now more likely than not that the segment would be sold; however, as the Company’s Board of Directors had not yet approved the sale of the segment, the assets did not qualify for “held for sale” accounting under the Property, Plant and Equipment Topic of the FASB ASC.  The Company tests its indefinite lived assets for impairment by comparing the fair value of the intangible asset with its carrying value.  If the fair value is less than its carrying value, an impairment charge is recognized for the difference.  The Company used the proposed purchase price of the AEG segment net assets per the non-binding letter of intent signed during the quarter as the fair value of the segment’s net assets.  This resulted in a full impairment of the Altec Lansing trademark and trade name; therefore, the Company recognized a non-cash impairment charge of $18.6 million in the second quarter of fiscal year 2010 and recognized a deferred tax benefit of $7.1 million associated with this impairment charge, which is included in discontinued operations for the fiscal year ended March 31, 2010.

As a result of the proposed purchase price of the net assets of the AEG segment, the Company also evaluated the long-lived assets within the reporting unit.  The fair value of the long-lived assets, which included purchased intangible assets and property, plant and equipment, was determined for each individual asset and compared to the asset’s relative carrying value.  This resulted in a full impairment of the AEG intangibles and a partial impairment of its property, plant and equipment; therefore, in the second quarter of fiscal year 2010, the Company recognized non-cash impairment charges of $6.6 million and $3.8 million related to purchased intangible assets and property, plant and equipment, respectively.   The Company recognized a deferred tax benefit of $2.5 million associated with these impairment charges.  The impairment charges and tax benefit are recorded in discontinued operations for the year ended March 31, 2010.

9.	RESTRUCTURING AND OTHER RELATED CHARGES

The Company recorded the restructuring activities discussed below applying the guidance of either the Exit or Disposal Cost Obligations Topic and the Compensation - Nonretirement Postemployment Benefits Topic of the FASB ASC.

In fiscal year 2009, the Company announced various restructuring activities that were completed as of December 31, 2010. These actions consisted of reductions in force throughout all of the Company's geographies along with a plan to close its manufacturing operations in its Suzhou, China facility due to the decision to outsource the manufacturing of Bluetooth products to a third party supplier in China. There were no restructuring charges during the years ended March 31, 2012 or 2011; however, in fiscal year 2011 the Company recorded an immaterial net gain upon the sale of a facility located in China impacted by the restructuring activities. In fiscal year 2010, the Company recorded restructuring charges of $1.9 million, consisting of severance and benefits along with facilities and equipment charges.

10.	COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

The Company leases certain equipment and facilities under operating leases expiring in various years through fiscal year 2022. The terms of some of the Company's leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2012 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2013	$5,355
2014	4,392
2015	1,649
2016	887
2017	241
Thereafter	686
Total minimum future rental payments	$13,210

Total rent expense for operating leases was approximately $5.9 million, $5.6 million, and $6.0 million in fiscal years 2012, 2011 and 2010, respectively.

Certain operating leases provide for renewal options for periods from one to three years.  In the normal course of business, operating leases are generally renewed or replaced by other leases.

Indemnifications

The Company entered into an Asset Purchase Agreement ("Agreement") on October 2, 2009 to sell Altec Lansing, its AEG segment. Under the Agreement, as amended, the Company made representations and warranties to the purchaser about the condition of AEG, including matters relating to intellectual property, taxes, employee or environmental matters, and fraud.  No indemnification costs have been recorded as of March 31, 2012 or March 31, 2011.

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

Claims and Litigation

The Company is involved in various legal proceedings arising in the normal course of conducting business. For such legal proceedings, where applicable, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to the Company's financial condition, results of operations or cash flows. The Company is not able to estimate an amount or range of any reasonably possible additional losses because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings;however, based upon the Company's historical experience, the resolution of these proceedings is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

11. CREDIT AGREEMENT

In May 2011, the Company entered into a credit agreement ("Credit Agreement") with Wells Fargo Bank, National Association ("Bank"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("line of credit") and, if requested by the Company, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million. As of March 31, 2012, the Company had outstanding borrowings of $37.0 million under the line of credit.

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

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at March 31, 2012.

12.	STOCK PLANS AND STOCK-BASED COMPENSATION

Stock Plans

Stock options granted subsequent to September 2007 generally vest over a three-year period. Options granted from September 2004 to September 2007 generally vested over a four-year period. Restricted stock grants generally have vesting periods over three or four years, depending on the size of the grant. The Management Equity Committee is authorized to make option and restricted stock grants to employees who are not senior executives pursuant to guidelines approved by the Compensation Committee and subject to quarterly reporting to the Compensation Committee. The Company currently grants options and restricted stock from only the 2003 Stock Plan.  The Company settles stock option exercises and releases of vested restricted stock with newly issued common shares.

2003 Stock Plan

In June 2003, the Board of Directors ("Board") and stockholders approved the Plantronics Inc. Parent Corporation 2003 Stock Plan (the "2003 Stock Plan"). The 2003 Stock Plan, which has a term of 10 years (unless amended or terminated earlier by the Board) and is due to expire in September 2013, provides for incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, and restricted stock units.  As of March 31, 2012, there have been 11,900,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) cumulatively reserved since inception under the 2003 Stock Plan for issuance to employees, directors and consultants of Plantronics.

Under the 2003 Stock Plan, all stock options may not be granted at less than 100% of the estimated fair market value of the Company's common stock at the date of grant. Incentive stock options may not be granted at less than 100% of the estimated fair market value of the Company's common stock at the date of grant, as determined by the Board, and the option term may not exceed 7 years. Incentive stock options granted to a 10% stockholder may not be granted at less than 110% of the estimated fair market value of the common stock at the date of grant and the option term may not exceed five years.

Awards of restricted stock and restricted stock units with a per share or per unit purchase price less than the fair market value on the grant date that were granted from July 26, 2006 through August 4, 2011 are counted against the total number of shares issuable under the Plan as 2.5 shares for every 1 share subject thereto. No participant shall receive restricted stock awards in any fiscal year having an aggregate initial value greater than $2.0 million, and no participant shall receive restricted stock units in any fiscal year having an aggregate initial value greater than $2.0 million.

At March 31, 2012, options to purchase 2,828,087 shares of common stock and unvested restricted stock of 815,440 were outstanding, and there were 2,608,941 shares available for future grant under the 2003 Stock Plan which takes into account the 2.5 ratio for grants of restricted stock during the specific time period as noted above.

1993 Stock Option Plan

In September 1993, the Board approved the Plantronics Inc. Parent Corporation 1993 Stock Option Plan (the "1993 Stock Option Plan"). Under the 1993 Stock Option Plan, there were 22,927,726 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization, or certain corporate reorganizations) cumulatively reserved since inception for issuance to employees and consultants of Plantronics. The 1993 Stock Option Plan, which provided for incentive stock options as well as nonqualified stock options to purchase shares of common stock, had a term of 10 years; therefore, the ability to grant new options under this 1993 Stock Option Plan expired in September 2003.  At March 31, 2012, options to purchase 475,788 shares of common stock were outstanding under the 1993 Stock Option Plan.

2002 Employee Stock Purchase Plan ("ESPP")

On June 10, 2002, the Board approved the 2002 ESPP, which was approved by the stockholders on July 17, 2002, to provide certain employees with an opportunity to purchase Plantronics' common stock through payroll deductions. The plan qualifies under Section 423 of the Internal Revenue Code. Under the 2002 ESPP, which is effective through June 2012, the purchase price of Plantronics' common stock is equal to 85% of the lesser of the fair market value closing price of Plantronics' common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. Each offering period is generally six months long.  There were 182,209, 170,376 and 281,598, shares issued under the 2002 ESPP in fiscal years 2012, 2011 and 2010, respectively.  At March 31, 2012, there were 317,810 shares reserved for future issuance under the 2002 ESPP.

Stock-based Compensation

The following table summarizes the amount of stock-based compensation expense included in the Consolidated statements of operations for the periods presented:

	Fiscal Year Ended March 31,
(in thousands)	2012	2011	2010
Cost of revenues	$2,212	$2,202	$1,929

Research, development and engineering	3,917	3,765	3,505
Selling, general and administrative	11,352	9,906	9,443
Stock-based compensation expense included in operating expenses	15,269	13,671	12,948
Total stock-based compensation	17,481	15,873	14,877
Income tax benefit	(5,463)	(4,892)	(4,746)
Total stock-based compensation expense, net of tax	$12,018	$10,981	$10,131

For the year ended March 31, 2010, stock-based compensation expense presented in the table above includes $1.2 million recorded in discontinued operations.

As of March 31, 2012, the total unrecognized compensation cost related to unvested stock options was $8.7 million and is expected to be recognized over a weighted average period of 1.9 years. The total unrecognized compensation cost related to non-vested restricted stock awards was $16.9 million and is expected to be recognized over a weighted average period of 2.5 years.

Stock Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during fiscal year 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2011	5,360	$25.58
Options granted	654	$34.93
Options exercised	(1,831)	$20.88
Options forfeited or expired	(879)	$38.96
Outstanding at March 31, 2012	3,304	$26.47	3.7	$45,544
Vested and expected to vest at March 31, 2012	3,225	$26.29	3.6	$45,044
Exercisable at March 31, 2012	2,316	$23.79	2.8	$38,137

The total intrinsic values of stock options exercised during fiscal years 2012, 2011 and 2010 were $27.6 million, $26.2 million and $9.0 million, respectively. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received from employees as a result of employee stock option exercises during fiscal year 2012 was $38.2 million.

Restricted Stock

The following is a summary of the Company’s restricted stock activity during fiscal year 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2011	688	$29.52
Granted	391	$36.37
Vested	(202)	$27.35
Forfeited	(62)	$30.91
Non-vested at March 31, 2012	815	$33.37

The weighted average grant-date fair value of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock granted during fiscal years 2012, 2011 and 2010 were $36.37, $33.54 and $24.62, respectively. The total grant-date fair values of restricted stock that vested during fiscal years 2012, 2011 and 2010 were $5.5 million, $3.1 million and $3.1 million, respectively.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  The fair value of the stock options and ESPP shares granted during the respective periods is estimated on the date of grant using the following weighted average assumptions:

	Employee Stock Options			ESPP
Fiscal Year Ended March 31,	2012	2011	2010	2012	2011	2010
Expected volatility	45.3%	45.7%	53.7%	37.3%	38.7%	49.0%
Risk-free interest rate	1.0%	1.4%	2.0%	0.1%	0.2%	0.2%
Expected dividends	0.6%	0.6%	1.0%	0.6%	0.6%	0.8%
Expected life (in years)	4.0	4.2	4.5	0.5	0.5	0.5
Weighted-average grant date fair value	$12.06	$11.92	$8.71	$8.69	$8.67	$7.22

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense in the Consolidated statements of operations using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest.

The expected stock price volatility for the years ended March 31, 2012, 2011 and 2010 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with terms of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

13. COMMON STOCK REPURCHASES

From time to time, the Company's Board authorizes programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until such time as they are retired or re-issued. During the years ended March 31, 2012, 2011 and 2010, the Company repurchased 8,027,287, 3,315,000 and 1,935,100 shares of its common stock, respectively, for a total cost of $273.8 million, $105.5 million and $49.7 million, respectively. Of the total 8,027,287 shares repurchased in fiscal year 2012, 4,327,770 shares were repurchased in privately negotiated transactions and 3,699,517 shares were repurchased in the open market. All repurchases in fiscal years 2011 and 2010 were made in the open market. Repurchases by the Company pursuant to the Board authorized programs during fiscal years 2012, 2011 and 2010 are discussed in detail below. As of March 31, 2012, there were 633,613 remaining shares authorized for repurchase.

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

May 2011 ASR Agreements

Under the May 2011 ASR Agreements, the Company paid Goldman $100.0 million in May 2011. As of March 31, 2012, Goldman delivered 2,831,519 shares of the Company's common stock under the Collared ASR and Uncollared ASR Agreements.

As of March 31, 2012, the Company received a total of 1,398,925 shares from Goldman under the Collared ASR Agreement at a total cost of $50.0 million and an average price per share of $35.74 based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the Collared ASR Agreement, less a discount.

As of March 31, 2012, the Company received a total of 1,432,594 shares from Goldman under the Uncollared ASR Agreement at a total cost of $50.0 million and an average price per share of $34.90 based on the VWAP of the Company's common stock during the term of the Uncollared ASR Agreement, less a discount.

August 2011 Uncollared ASR Agreement

Under the August 2011 Uncollared ASR Agreement, the Company paid Goldman $50.0 million in August 2011. As of March 31, 2012, the Company received a total of 1,496,251 shares from Goldman at a total cost of $50.0 million and an average price per share of $33.42 based on the VWAP of the Company's common stock during the term of the agreement, less a discount.

Open Market Repurchases

Under the Board authorized programs, during the years ended March 31, 2012, 2011 and 2010, the Company repurchased 3,699,517, 3,315,000 and 1,935,100 shares of its common stock, respectively, in the open market for a total cost of $123.8 million, $105.5 million and $49.7 million, respectively, and an average price per share of $33.46, $31.83 and $25.66, respectively. The Company financed the repurchases using a combination of funds generated from operations and borrowings under its revolving line of credit.

In addition, the Company withheld shares valued at $2.6 million during the year ended March 31, 2012, compared to an immaterial amount in fiscal year 2011 and none in fiscal year 2010, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's Consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company as they reduce the number of shares outstanding as a result of the vesting.

Treasury Stock Retirement

During the years ended March 31, 2012, 2011 and 2010, the Company retired 5,000,000, 4,000,000 and 2,000,000 shares of treasury stock, respectively, at a total value of 177.1 million, 102.4 million, and 56.2 million, respectively. These were non-cash equity transactions in which the cost of the reacquired shares was recorded as a reduction to both Retained earnings and Treasury stock. The shares were returned to the status of authorized but unissued shares.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income were as follows:

	March 31,
(in thousands)	2012	2011
Accumulated unrealized gain (loss) on cash flow hedges, net of an immaterial tax impact	$1,904	$(3,715)
Accumulated foreign currency translation adjustments	4,392	5,181
Accumulated unrealized gain on investments, net of an immaterial tax impact	61	7
Accumulated other comprehensive income	$6,357	$1,473

15.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. Under the plan, the Company matches 50% of the first 6% of employees' compensation and provides a non-elective Company contribution equal to 3% of base salary. All matching contributions are 100% vested immediately. Total Company contributions in fiscal year 2012, 2011 and 2010 were $3.8 million, $3.7 million, and $3.7 million, respectively.

16.	FOREIGN CURRENCY DERIVATIVES

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

Refer to Note 6, Fair Value Measurements, which discloses the Company's fair value hierarchy for its derivative instruments.

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

As of March 31, 2012, the Company had foreign currency forward contracts denominated in Euros ("EUR"), Great Britain Pounds ("GBP") and Australian Dollars ("AUD"). These forward contracts hedge against a portion of the Company's foreign currency-denominated cash balances, receivables and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar equivalent (“USD Equivalent”) at March 31, 2012:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
EUR	19,000	$25,349	Sell EUR	1 month
GBP	3,600	$5,756	Sell GBP	1 month
AUD	2,600	$2,688	Sell AUD	1 month

As of March 31, 2011, the notional value of the Company's foreign currency forward contracts was €18.0 million, £4.0 million and A$3.4 million denominated in EUR, GBP and AUD, respectively.

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in immaterial gains in fiscal year 2012, 2011 and 2010, which are included in Interest and other income (expense), net in the Consolidated statements of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated EUR and GBP denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  It does not purchase options for trading purposes.  As of March 31, 2012, the Company had foreign currency put and call option contracts of approximately €63.7 million and £20.0 million.  As of March 31, 2011, it had foreign currency put and call option contracts of approximately €52.7 million and £14.5 million.

In fiscal year 2012, a realized loss of $2.4 million on cash flow hedges was recognized in Net revenues in the Consolidated statement of operations. In fiscal years 2011 and 2010, realized gains of $2.5 million and $1.8 million, respectively, on cash flow hedges were recognized in Net revenues in the Consolidated statements of operations.  The Company expects to reclassify the entire gain of $1.2 million, net of tax, in Accumulated other comprehensive income as of March 31, 2012 to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC. The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income and subsequently reclassified into Cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Consolidated statements of operations immediately. As of March 31, 2012 and 2011, the Company had foreign currency swap contracts of approximately MX$317.5 million and MX$343.9 million, respectively.

In fiscal years 2012, 2011 and 2010, there were no material realized gains on MX$ cash flow hedges recognized in Cost of revenues in the Consolidated statements of operations and there were no material gains in Accumulated other comprehensive income as of March 31, 2012 to be recognized during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company's outstanding MX$ currency swaps and approximate USD Equivalent at March 31, 2012:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	317,500	$23,511	Buy MX$	Monthly over 12 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

The fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
(in thousands)	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Foreign exchange contracts designated as cash flow hedges	$2,658	$360	$721	$4,201

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of March 31, 2012 and 2011 and the pre-tax impact of designated derivative contracts on Accumulated other comprehensive income ("OCI") for fiscal years ended March 31, 2012 and 2011:

(in thousands)	Gain (loss) included in OCI as of March 31, 2011	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	Gain (loss) included in OCI as of March 31, 2012
Foreign exchange contracts designated as cash flow hedges	$(3,814)	$2,951	$(2,800)	$1,937

(in thousands)	Gain (loss) included in OCI as of March 31, 2010	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	Gain (loss) included in OCI as of March 31, 2011
Foreign exchange contracts designated as cash flow hedges	$2,771	$(3,668)	$2,917	$(3,814)

Effect of Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Gross profit in the Consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2012	2011	2010
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(2,800)	$2,917	$2,282

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income (expense), net in the Consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2012	2011	2010
Gain (loss) on foreign exchange contracts	$1,009	$(1,800)	$(996)

17.	INCOME TAXES

Income tax expense from continuing operations for fiscal years 2012, 2011 and 2010 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2012	2011	2010
Current:
Federal	$23,844	$22,601	$17,761
State	2,719	1,077	2,290
Foreign	5,080	5,888	7,241
Total current provision for income taxes	31,643	29,566	27,292
Deferred:
Federal	2,324	475	(2,841)
State	(569)	1,262	(199)
Foreign	168	110	35
Total deferred benefit for income taxes	1,923	1,847	(3,005)
Income tax expense from continuing operations	$33,566	$31,413	$24,287

The components of income from continuing operations before income taxes for fiscal years 2012, 2011 and 2010 are as follows:

	Fiscal Year Ended March 31,
(in thousands)	2012	2011	2010
United States	$79,589	$75,426	$51,392
Foreign	63,013	65,230	49,348
Income from continuing operations before income taxes	$142,602	$140,656	$100,740

The following is a reconciliation between statutory federal income taxes and the income tax expense from continuing operations for fiscal years 2012, 2011 and 2010:

(in thousands)	Fiscal Year Ended March 31,
	2012	2011	2010
Tax expense at statutory rate	$49,911	$49,229	$35,259
Foreign operations taxed at different rates	(16,973)	(16,308)	(11,166)
State taxes, net of federal benefit	2,149	2,340	2,091
Research and development credit	(1,392)	(3,234)	(1,383)
Other, net	(129)	(614)	(514)
Income tax expense from continuing operations	$33,566	$31,413	$24,287

The effective tax rate for fiscal years 2012, 2011 and 2010 was 23.5%, 22.3%, and 24.1% respectively.  The effective tax rate for fiscal year 2012 is higher than the previous year due primarily to the reduced benefit from the U.S. federal research tax credit in fiscal year 2012 as the credit expired in December 2011; therefore, the effective tax rate for fiscal year 2012 included the benefit of the credit for only three quarters. Because the credit was reinstated in December 2010 retroactively to January 1, 2010, the effective tax rate for fiscal year 2011 includes the impact of credits earned in the fourth quarter of fiscal year 2010.

In comparison to fiscal year 2010, the decrease in the effective tax rate for fiscal year 2011 was due primarily to the increased benefit from the U.S. Federal research tax credit.

The effective tax rate for fiscal years 2012, 2011 and 2010 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally or a change in estimate of future taxable income which could result in a valuation allowance being required.

Permanently reinvested foreign earnings were approximately $491.0 million at March 31, 2012. The determination of the tax liability that would be incurred if these amounts were remitted back to the U.S. is not practical but would likely be material. The Company's provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign operations that it intends to reinvest indefinitely in the foreign operations. If these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits, and foreign withholding taxes. The Company's current plans do not require repatriation of earnings from foreign operations to fund the U.S. operations because it generates sufficient domestic operating cash flow and has access to external funding under its line of credit. As a result, the Company does not expect a material impact on its business or financial flexibility with respect to undistributed earnings of its foreign operations.

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Significant components of our deferred tax assets and liabilities as of March 31, 2012 and 2011 are as follows:

	March 31,
(in thousands)	2012	2011
Accruals and other reserves	$9,822	$9,850
Net operating loss carry forward	6,317	5,095
Stock compensation	1,388	5,519
Other deferred tax assets	3,561	4,417
Valuation allowance	(6,088)	(5,274)
Total deferred tax assets	15,000	19,607
Deferred gains on sales of properties	(1,881)	(1,954)
Purchased intangibles	(143)	(323)
Unremitted earnings of certain subsidiaries	(3,064)	(3,064)
Fixed asset depreciation	(5,309)	(4,244)
Other deferred tax liabilities	(2,186)	(2,199)
Total deferred tax liabilities	(12,583)	(11,784)
Net deferred tax assets	$2,417	$7,823

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

The valuation allowance of $6.1 million million as of March 31, 2012 was related to the net operating losses of a foreign subsidiary with an insufficient history of earnings to support the realization of the deferred tax asset and for another foreign subsidiary with uncertain utilization of research incentives.

The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 31, 2012, 2011 and 2010, the Company had $11.1 million, $10.5 million and $11.2 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits as of March 31, 2012 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	March 31,
(in thousands)	2012	2011	2010
Balance at beginning of period	$10,458	$11,201	$11,090
Increase (decrease) of unrecognized tax benefits related to prior years	116	(960)	100
Increase of unrecognized tax benefits related to the current year	2,074	2,185	2,016
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(1,507)	(1,968)	(2,005)
Balance at end of period	$11,141	$10,458	$11,201

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits was $1.7 million as of March 31, 2012 and 2011. No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years prior to 2009.  The Company is under examination by the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2006, except for the United Kingdom which has been concluded for tax years prior to fiscal year 2010.

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

18.	COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

(in thousands, except earnings per share data)	Fiscal Year Ended March 31,
	2012	2011	2010
Income from continuing operations, net of tax	$109,036	$109,243	$76,453
Loss from discontinued operations, net of tax	—	—	(19,075)
Net income	$109,036	$109,243	$57,378

Weighted average shares-basic	44,023	47,713	48,504
Dilutive effect of employee equity incentive plans	1,242	1,631	827
Weighted average shares-diluted	45,265	49,344	49,331

Earnings (loss) per common share
Basic
Continuing operations	$2.48	$2.29	$1.58
Discontinued operations	—	—	(0.39)
Net income	$2.48	$2.29	$1.18

Diluted
Continuing operations	$2.41	$2.21	$1.55
Discontinued operations	—	—	(0.39)
Net income	$2.41	$2.21	$1.16

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,199	1,606	4,902

19.	GEOGRAPHIC INFORMATION

The Company designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, which includes corded and cordless communication headsets, audio processors and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes personal computer ("PC") and gaming headsets; and “Clarity”, which includes specialty products marketed for hearing impaired individuals.

The following table presents Net revenues by product group:

	Fiscal Year Ended March 31,
(in thousands)	2012	2011	2010
Net revenues from unaffiliated customers:
Office and Contact Center	$531,709	$490,472	$404,397
Mobile	131,825	137,530	149,756
Gaming and Computer Audio	31,855	36,736	39,260
Clarity	17,979	18,864	20,424
Total net revenues	$713,368	$683,602	$613,837

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. The following table presents Net revenues by geography:

	Fiscal Year Ended March 31,
(in thousands)	2012	2011	2010
Net revenues from unaffiliated customers:
U.S.	$406,233	$400,292	$378,119

Europe, Middle East and Africa	181,761	169,521	148,070
Asia Pacific	74,249	62,697	46,494
Americas, excluding U.S.	51,125	51,092	41,154
Total International net revenues	307,135	283,310	235,718
Total net revenues	$713,368	$683,602	$613,837

No customer accounted for 10% or more of total Net revenues for fiscal years 2012, 2011 and 2010, nor did any one customer account for 10% or more of Accounts receivable, net at March 31, 2012 or March 31, 2011.

The following table presents long-lived assets by geographic area on a consolidated basis:

	Fiscal Year Ended March 31,
(in thousands)	2012	2011
U.S.	$70,808	$65,899
Mexico	6,728	7,293
Other countries	13,011	12,291
Total Long-lived assets	$90,547	$85,483

20.	SUBSEQUENT EVENTS

Dividend Declaration
On May 1, 2012, the Board declared a cash dividend of $0.10 per share of the Company's common stock, payable on June 8, 2012 to stockholders of record on May 18, 2012.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

Each of the Company's fiscal years ends on the Saturday closest to the last day of March.  The Company's fiscal years 2012 and 2011 consist of 52 weeks. Our interim fiscal quarters for the first, second, third and fourth quarter of fiscal year 2012 ended on July 2, 2011, October 1, 2011, December 31, 2011 and March 31, 2012, respectively, and our interim fiscal quarters for the first, second, third and fourth quarter of fiscal year 2011 ended on July 3, 2010, October 2, 2010, January 1, 2011 and April 2, 2011, respectively. For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31 and our interim quarterly periods as ending on the last calendar day of the applicable month end.

	Quarter Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(in thousands, except per share data)
Net revenues	$177,584	$183,236	$176,948	$175,600
Gross profit	$95,115	$96,212	$98,966	$94,058
Net income	$23,886	$30,898	$27,521	$26,731
Basic net income per common share	$0.57	$0.73	$0.62	$0.57
Diluted net income per common share	$0.55	$0.71	$0.60	$0.56
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

	Quarter Ended
	March 31, 2011 [1]	December 31, 2010	September 30, 2010	June 30, 2010
	(in thousands, except per share data)
Net revenues	$173,077	$181,585	$158,255	$170,685
Gross profit	$90,541	$95,808	$85,959	$89,448
Net income	$26,316	$31,552	$25,429	$25,946
Basic net income per common share	$0.55	$0.66	$0.54	$0.54
Diluted net income per common share	$0.53	$0.64	$0.52	$0.52
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

[1]
During the fourth quarter of fiscal year 2011, the Company recognized a gain of $5.1 million related to a binding settlement agreement with a competitor to dismiss litigation involving the alleged theft of the Company's trade secrets and received payment in the same quarter. In addition, the Company recorded $1.4 million in accelerated amortization expense to reflect the revised estimated useful life of an intangible asset the Company deemed to be abandoned.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Plantronics’ management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that, our internal control over financial reporting was effective as of March 31, 2012.  The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting which appears on page 47 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One – Election of Directors" in our definitive 2012 Proxy Statement for the annual meeting of stockholders to be held on or about August 10, 2012 (“2012 Proxy Statement”), expected to be filed with the Securities and Exchange Commission on or about June 22, 2012 is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Employees" at the end of Item 1 in Part I of this Form 10-K. Information regarding the standing audit committee and names of the financial expert(s) in the audit committee, under the caption "Corporate Governance” subhead “Audit Committee" in our 2012 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement is incorporated into this Item 10 by reference.

Code of Ethics

Plantronics has adopted a Code of Conduct (the “Code”), which applies to all Plantronics’ employees, including directors and officers.  The Code is posted on the Plantronics’ corporate website under the Corporate Governance section of the Company portal (www.plantronics.com).  We intend to disclose future amendments to the Code, or any waivers of such provisions granted to executive officers and directors, on this web site within four business days following the date of such amendment or waiver.

Stockholders may request a free copy of the Code from our Investor Relations department as follows:

Plantronics, Inc.
345 Encinal Street
Santa Cruz, California 95060
Attn: Investor Relations
(831) 426-5858

Corporate Governance Guidelines

Plantronics has adopted the Corporate Governance Guidelines, which are available on Plantronics' website under the Corporate Governance portal in the Company section of our website at www.plantronics.com.  Stockholders or any interested party may request a free copy of the Corporate Governance Guidelines by contacting us at the address and phone numbers set forth above under “Code of Ethics.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” under the main caption “Proposal Three – Approval of Amendments to the 2002 Employee Stock Purchase Plan”, and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2012 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Corporate Governance” subhead “Director Independence" in the 2012 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Four - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2012 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)	Financial Statement Schedules.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions		Balance at End of Year
Provision for doubtful accounts and sales allowances:
Year ended March 31, 2012	$951	$758	$(616)		$1,093
Year ended March 31, 2011	2,279	(8)	(1,320)		951
Year ended March 31, 2010	4,011	(243)	(1,489)		2,279

Provision for returns:
Year ended March 31, 2012	$10,437	$16,660	$(19,484)		$7,613
Year ended March 31, 2011	13,812	21,910	(25,285)		10,437
Year ended March 31, 2010	7,592	30,417	(24,197)	[1]	13,812

Provision for promotions, rebates and other:
Year ended March 31, 2012	$10,460	$34,170	$(31,874)		$12,756
Year ended March 31, 2011	13,780	36,885	(40,205)		10,460
Year ended March 31, 2010	22,961	41,237	(50,418)	[1]	13,780

Warranty obligation:
Year ended March 31, 2012	$11,016	$17,061	$(14,731)		$13,346
Year ended March 31, 2011	11,006	14,769	(14,759)		11,016
Year ended March 31, 2010	12,424	14,482	(15,900)	[1]	11,006

Valuation Allowance for Deferred Tax Assets:
Year ended March 31, 2012	$5,274	$1,259	$(445)		$6,088
Year ended March 31, 2011	1,399	4,659	(784)		5,274
Year ended March 31, 2010	123	1,342	(66)		1,399

[1]	Deductions include the following amounts assumed by the purchaser as part of the sale of Altec Lansing on December 1, 2009:

Provision for returns	$(1,440)
Provision for promotions, rebates and other	$(3,284)
Warranty reserves	$(383)

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

May 25, 2012	PLANTRONICS, INC.

	By:	/s/ Ken Kannappan
	Name:	Ken Kannappan
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Ken Kannappan (Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2012

/s/ Barbara Scherer (Barbara Scherer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 25, 2012

/s/ Marv Tseu (Marv Tseu)	Chairman of the Board and Director	May 25, 2012

/s/ Brian Dexheimer (Brian Dexheimer)	Director	May 25, 2012

/s/ Robert Hagerty(Robert Hagerty)	Director	May 25, 2012

/s/ Gregg Hammann (Gregg Hammann)	Director	May 25, 2012

/s/ John Hart (John Hart)	Director	May 25, 2012

/s/ Marshall Mohr (Marshall Mohr)	Director	May 25, 2012

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated October 2, 2009, by and among Plantronics, Inc., Plantronics, B.V., and Audio Technologies Acquisition, LLC.	10-Q	001-12696	2.1	1/27/2010

2.1.1	First Amendment to Asset Purchase Agreement, dated November 30, 2009, by and among Plantronics, Inc., Plantronics, B.V., Altec Lansing, LLC (f/k/a Audio Technologies Acquisition, LLC) and Audio Technologies Acquisition B.V.	10-Q	001-12696	2.1.1	1/27/2010

2.1.2	Side Letter, dated January 8, 2010, to the Asset Purchase Agreement, dated October 2, 2009, by and among Plantronics, Inc., Plantronics, B.V., and Audio Technologies Acquisition, LLC., as amended by that certain First Amendment to Asset Purchase Agreement, dated November 30, 2009, by and among Plantronics, Inc., Plantronics, B.V., Altec Lansing, LLC (f/k/a Audio Technologies Acquisition, LLC), and Audio Technologies Acquisition B.V.	10-Q	001-12696	2.1.2	1/27/2010

2.1.3	Side Letter, dated February 15, 2010, to the Asset Purchase Agreement, dated October 2, 2009, by and among Plantronics, Inc., Plantronics, B.V., and Audio Technologies Acquisition, LLC., as amended by that certain First Amendment to Asset Purchase Agreement, dated November 30, 2009, by and among Plantronics, Inc., Plantronics, B.V., Altec Lansing, LLC (f/k/a Audio Technologies Acquisition, LLC), and Audio Technologies Acquisition B.V.	10-K	001-12696	2.1.3	6/1/2010

3.1.1	Amended and Restated By-Laws of the Registrant	8-K	001-12696	3.1	6/20/2011

3.2.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3(i)	1/20/2009

3.3	Registrant’s Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 1, 2002	8-A	001-12696	3.6	3/29/2002

4.1	Preferred Stock Rights Agreement, dated as of March 13, 2002 between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively	8-A	001-12696	4.1	3/29/2002

10.1*	Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.2.1*	Executive Incentive Plan, dated May 8, 2009, as Amended September 10, 2010	8-K	001-12696	10.1	9/16/2010

10.2.2	Plantronics, Inc. Executive Incentive Plan					X

10.3.1	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)	10-Q	001-12696	10.5.1	8/6/2004

10.3.2	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)	10-Q	001-12696	10.5.2	8/6/2004

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Lease dated December 7, 1990 between Canyge Bicknell Limited and Plantronics Limited, a subsidiary of the Registrant, for premises located in Wootton Bassett, The United Kingdom	S-1		10.32	10/20/1993

10.5*	Amended and Restated 2003 Stock Plan	10-K	001-12696	10.2	11/3/2011

10.6*	1993 Stock Option Plan	10-K	001-12696	10.8	6/21/2002

10.7.1*	1993 Director Stock Option Plan	S-1		10.29	10/20/1993

10.7.2*	Amendment to the 1993 Director Stock Option Plan	S-8	333-14833	4.4	10/25/1996

10.7.3*	Amendment No. 2 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9(a)	6/1/2001

10.7.4 *	Amendment No. 3 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9(b)	6/1/2001

10.7.5*	Amendment No. 4 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9.5	6/21/2002

10.8*	Plantronics, Inc. 2002 Amended and Restated Employee Stock Purchase Plan, effective as of July 29, 2009, as approved by the Plantronics Board of Directors on January 14, 2010	10-K	001-12696	10.9.1	6/1/2010

10.9	Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust	S-8	333-19351	4.3	1/7/1997

10.10.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996	S-8	333-19351	4.5	3/25/1997

10.10.2	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.10.3	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.11*	Second Amended and Restated Employment Agreement dated on November 17, 2009 between Registrant and Ken Kannappan	10-K	001-12696	10.11.1	6/1/2010

10.12*	Employment Agreement dated as of November 1996 between Registrant and Don Houston	10-K	001-12696	10.14.2	6/2/2003

10.13.1*	Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer	10-K	001-12696	10.14.4	6/2/2003

10.13.2*	Transition Agreement dated February 27, 2012 between Registrant and Barbara Scherer	8-K	001-12696	10.1	3/1/2012

10.14*	Employment Agreement dated as of June 2003 between Registrant and Philip Vanhoutte	10-K	001-12696	10.12.4	5/31/2005

10.15	Employment Agreement dated as of April 1, 2011 between Registrant and Joe Burton					X

10.16*	Form of Change of Control Severance Agreement dated on or about January 26, 2009 between Registrant, Barbara Scherer, Don Houston, Rich Pickard and Renee Niemi and effective September 15, 2011 between Registrant and Joe Burton	8-K	001-12696	10.1	1/30/2009

10.17	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.18.1**	Credit Agreement dated May 9, 2011, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	5/9/2011

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.18.2**	Accelerated Stock Buyback Master and Supplemental Confirmations dated May 9, 2011 by and between the Company and Goldman, Sachs & Co.	10-Q	001-12696	10.1	8/4/2011
10.18.3**	Collared Accelerated Stock Buyback Master and Supplemental Confirmations dated May 9, 2011 by and between Registrant and Goldman, Sachs & Co.	10-Q	001-12696	10.2	8/4/2011
10.18.4**	Accelerated Stock Buyback Supplemental Confirmation dated August 19, 2011 by and between the Company and Goldman, Sachs & Co.	10-Q	001-12696	10.1	11/3/2011

10.19**	Third Amended and Restated Development and Manufacturing Agreement, dated October 15, 2011, between Plantronics, B.V., and GoerTek, Inc.	10-Q	001-12696	10.1	2/2/2012

10.20	Contract for the Transfer of Factory Building and the Land-Use Right, Dated July 23, 2010	10-Q	001-12696	10.1	11/4/2010

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Senior VP, Finance and Administration, and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 INS***	XBRL Instance Document					X

101 SCH***	XBRL Taxonomy Extension Schema Document					X

101 CAL***	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 LAB***	XBRL Taxonomy Extension Label Linkbase Document					X

101 PRE***	XBRL Taxonomy Extension Presentation Linkbase Document					X

101 DEF***	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
**	Confidential treatment has been granted with respect to certain portions of this Exhibit.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
***
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposed of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.