Form 10-Q
period 2012-06-30
PLANTRONICS INC /CA/
filed 2012-08-08
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 28, 2012, 42,282,751 shares of the registrant's common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Plantronics®, Clarity®, BackBeat® GO, and Simply Smarter Communications™ are trademarks or registered trademarks of
Plantronics, Inc.

The Bluetooth name and the Bluetooth® trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$204,639	$209,335
Short-term investments	150,734	125,177
Accounts receivable, net	108,300	111,771
Inventory, net	58,932	53,713
Deferred tax assets	10,669	11,090
Other current assets	15,854	13,088
Total current assets	549,128	524,174
Long-term investments	29,310	55,347
Property, plant and equipment, net	88,750	76,159
Goodwill and purchased intangibles, net	14,318	14,388
Other assets	2,491	2,402
Total assets	$683,997	$672,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,664	$34,126
Accrued liabilities	50,604	51,845
Income taxes payable	4,929	222
Total current liabilities	85,197	86,193
Deferred tax liabilities	2,074	8,673
Long-term income taxes payable	12,714	12,150
Revolving line of credit	42,000	37,000
Other long-term liabilities	1,199	1,210
Total liabilities	143,184	145,226
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	746	741
Additional paid-in capital	569,051	557,218
Accumulated other comprehensive income	6,535	6,357
Retained earnings	134,674	115,358
Total stockholders' equity before treasury stock	711,006	679,674
Less: Treasury stock, at cost	(170,193)	(152,430)
Total stockholders' equity	540,813	527,244
Total liabilities and stockholders' equity	$683,997	$672,470

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Net revenues	$181,365	$175,600
Cost of revenues	83,669	81,542
Gross profit	97,696	94,058
Operating expenses:
Research, development and engineering	19,696	16,906
Selling, general and administrative	45,904	42,116
Total operating expenses	65,600	59,022
Operating income	32,096	35,036
Interest and other income, net	12	641
Income before income taxes	32,108	35,677
Income tax expense	8,545	8,946
Net income	$23,563	$26,731

Earnings per common share:
Basic	$0.57	$0.57
Diluted	$0.55	$0.56

Shares used in computing earnings per common share:
Basic	41,660	46,688
Diluted	42,570	48,060

Cash dividends declared per common share	$0.10	$0.05

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Net income	$23,563	$26,731
Other comprehensive income, net of tax:
Change in net unrealized (loss) gain on cash flow hedges	(336)	1,265
Change in net foreign currency translation adjustments	502	652
Change in net unrealized gain on investments	12	53
Other comprehensive income	178	1,970
Comprehensive income	$23,741	$28,701

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,563	$26,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,786	3,462
Stock-based compensation	4,620	4,179
Provision for excess and obsolete inventories	250	322
Deferred income taxes	(1,737)	(2,143)
Income tax benefit associated with stock option exercises	1,299	1,381
Excess tax benefit from stock-based compensation	(140)	(2,570)
Amortization of premium on investments, net	320	431
Other operating activities	252	131
Changes in assets and liabilities:
Accounts receivable, net	4,451	(5,607)
Inventory, net	(5,153)	(1,453)
Current and other assets	(2,681)	(2,421)
Accounts payable	(4,462)	(6,684)
Accrued liabilities	(1,434)	(5,067)
Income taxes	5,262	8,531
Cash provided by operating activities	28,196	19,223
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	15,857	62,948
Proceeds from maturities of short-term investments	27,595	38,317
Purchase of short-term investments	(35,062)	(68,077)
Proceeds from sales of long-term investments	—	4,936
Purchase of long-term investments	(8,423)	(35,145)
Capital expenditures and other assets	(16,577)	(3,935)
Cash used for investing activities	(16,610)	(956)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(16,473)	(90,668)
Equity forward contract related to accelerated share repurchase program	—	(18,872)
Proceeds from issuance of common stock	1,319	11,515
Proceeds from revolving line of credit	18,000	—
Repayments of revolving line of credit	(13,000)	—
Payment of cash dividends	(4,247)	(2,427)
Employees' tax withheld and paid for restricted stock and restricted stock units	(1,290)	(705)
Excess tax benefit from stock-based compensation	140	2,570
Cash used for financing activities	(15,551)	(98,587)
Effect of exchange rate changes on cash and cash equivalents	(731)	673
Net decrease in cash and cash equivalents	(4,696)	(79,647)
Cash and cash equivalents at beginning of period	209,335	277,373
Cash and cash equivalents at end of period	$204,639	$197,726

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the Company's March 31, 2012 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which was filed with the SEC on May 25, 2012.  The results of operations for the interim period ended June 30, 2012 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on March 30, 2013 and consists of 52 weeks. The Company's prior fiscal year ended on March 31, 2012 and also consisted of 52 weeks.  The Company’s results of operations for the three months ended June 30, 2012 and June 30, 2011 both contain 13 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

Certain financial statement reclassifications have been made to previously reported amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, as amended, which requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted certain provisions of ASU 2011-05 in the first quarter of fiscal year 2013, and it elected to present the total of comprehensive income, the components of income, and the components of other comprehensive income in two separate and consecutive statements.

Recently Issued Pronouncements

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) which allows the Company the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The amendments in this update are effective the Company's first quarter of fiscal year 2014. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. The Company is required to implement this guidance effective the Company's first quarter of fiscal year 2014. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table represents the Company’s cash, cash equivalents and investments as of June 30, 2012 and March 31, 2012:

(in thousands)	June 30, 2012				March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$159,846	$—	$—	$159,846	$147,338	$—	$—	$147,338
Cash equivalents	44,792	1	—	44,793	61,996	2	(1)	61,997
Total Cash and cash equivalents	$204,638	$1	$—	$204,639	$209,334	$2	$(1)	$209,335

Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$85,564	$22	$(15)	$85,571	$61,898	$22	$(24)	$61,896
Commercial Paper	14,124	6	(1)	14,129	20,041	1	(3)	20,039
Corporate Bonds	46,111	53	(14)	46,150	38,300	60	(4)	38,356
Certificates of Deposit ("CDs")	4,882	2	—	4,884	4,883	3	—	4,886
Total Short-term investments	$150,681	$83	$(30)	$150,734	$125,122	$86	$(31)	$125,177

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$10,146	$9	$(2)	$10,153	$29,814	$24	$(1)	$29,837
Corporate Bonds	19,118	42	(3)	19,157	25,507	29	(26)	25,510
Total Long-term investments	$29,264	$51	$(5)	$29,310	$55,321	$53	$(27)	$55,347

Total cash, cash equivalents and investments	$384,583	$135	$(35)	$384,683	$389,777	$141	$(59)	$389,859

As of June 30, 2012 and March 31, 2012, all of the Company’s investments are classified as available-for-sale securities.

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents, short-term investments and long-term investments, classified by stated maturity as of June 30, 2012 and March 31, 2012:

(in thousands)	June 30, 2012		March 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$195,473	$195,527	$187,118	$187,174
Due in 1 to 3 years	29,264	29,310	55,321	55,347
Total	$224,737	$224,837	$242,439	$242,521

The Company did not incur any material realized or unrealized net gains or losses in the three months ended June 30, 2012 or 2011.

4. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	June 30,	March 31,
(in thousands)	2012	2012
Accounts receivable	$130,269	$133,233
Provisions for returns	(7,700)	(7,613)
Provisions for promotions, rebates and other	(13,451)	(12,756)
Provisions for doubtful accounts and sales allowances	(818)	(1,093)
Accounts receivable, net	$108,300	$111,771

Inventory, net:

	June 30,	March 31,
(in thousands)	2012	2012
Raw materials	$13,920	$14,062
Work in process	2,825	2,740
Finished goods	42,187	36,911
Inventory, net	$58,932	$53,713

Property, plant and equipment, net:

	June 30,	March 31,
(in thousands)	2012	2012
Land	$13,961	$6,531
Buildings and improvements (useful life: 7-30 years)	71,571	67,417
Machinery and equipment (useful life: 2-10 years)	89,459	90,643
Software (useful life: 5-6 years)	28,617	28,951
Construction in progress	4,376	2,323
	207,984	195,865
Accumulated depreciation and amortization	(119,234)	(119,706)
Property, plant and equipment, net	$88,750	$76,159

Depreciation and amortization for the three months ended June 30, 2012 and 2011 was $3.7 million and $3.3 million, respectively.

Included in Software are unamortized capitalized software costs of $6.2 million and $6.7 million at June 30, 2012 and March 31, 2012, respectively. Amortization related to capitalized software costs was immaterial for the three months ended June 30, 2012 and 2011.

Accrued Liabilities:

	June 30,	March 31,
(in thousands)	2012	2012
Employee compensation and benefits	$24,040	$24,458
Warranty obligation	13,042	13,346
Accrued advertising and sales and marketing	1,614	1,317
Accrued other	11,908	12,724
Accrued liabilities	$50,604	$51,845

Changes in the warranty obligation during the three months ended June 30, 2012, which are included as a component of Accrued liabilities in the Condensed consolidated balance sheets, are as follows:

Three Months Ended
(in thousands)	June 30, 2012

Warranty obligation at March 31, 2012	$13,346
Warranty provision relating to products shipped	3,729
Deductions for warranty claims processed	(4,033)
Warranty obligation at June 30, 2012	$13,042

5. FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of June 30, 2012:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$159,846	$—	$159,846
U.S. Treasury Bills	25,000	—	25,000
Commercial Paper	—	19,793	19,793
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	1,501	84,070	85,571
Commercial Paper	—	14,129	14,129
Corporate Bonds	—	46,150	46,150
CDs	—	4,884	4,884
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	5,150	5,003	10,153
Corporate Bonds	—	19,157	19,157
Other current assets:
Derivative assets	—	3,029	3,029
Total assets measured at fair value	$191,497	$196,215	$387,712

Accrued liabilities:
Derivative liabilities	$14	$580	$594

Fair Values as of March 31, 2012:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$147,338	$—	$147,338
U.S. Treasury Bills	50,000	—	50,000
Commercial Paper	—	11,997	11,997
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	12,898	48,998	61,896
Commercial Paper	—	20,039	20,039
Corporate Bonds	—	38,356	38,356
CDs	—	4,886	4,886
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	6,647	23,190	29,837
Corporate Bonds	—	25,510	25,510
Other current assets:
Derivative assets	—	2,658	2,658
Total assets measured at fair value	$216,883	$175,634	$392,517

Accrued liabilities:
Derivative liabilities	$7	$714	$721

Refer to Note 11, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of June 30, 2012 and March 31, 2012.

Level 1 financial assets consist of cash and U.S. Treasury Bills. Level 1 financial liabilities consist of derivative contracts that have closed but have not settled. The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, CDs, and derivative foreign currency call and put option contracts. The fair value of Level 2 investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value. The fair value of Level 2 derivative foreign currency call and put option contracts is determined using pricing models that use observable market inputs.

During the three months ended June 30, 2012, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

6. COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

The Company leases certain equipment and facilities under operating leases expiring in various years through fiscal year 2022.  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2012 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2013 (remaining 9 months)	$3,915
2014	4,329
2015	1,657
2016	917
2017	229
Thereafter	633
Total minimum future rental payments	$11,680
Total rent expense for operating leases was $1.4 million for the three months ended June 30, 2012 and 2011.

Indemnifications

The Company entered into an Asset Purchase Agreement ("Agreement") on October 2, 2009 to sell Altec Lansing, its AEG segment. Under the Agreement, as amended, the Company made representations and warranties to the purchaser about the condition of AEG, including matters relating to intellectual property, taxes, employee or environmental matters, and fraud.  No indemnification costs have been recorded as of June 30, 2012 or March 31, 2012.

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

Claims and Litigation

The Company is involved in various legal proceedings arising in the normal course of conducting business. For such legal proceedings, where applicable, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to the Company's consolidated financial condition, results of operations or cash flows. The Company is not able to estimate an amount or range of any reasonably possible additional losses because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings; however, based upon the Company's historical experience, the resolution of these proceedings is not expected to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

7. CREDIT AGREEMENT

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Bank"), which was most recently amended in August 2012 (as amended, the "Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("line of credit") and if requested by the Company, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million.

As of June 30, 2012, the Company had outstanding borrowings of $42.0 million under the line of credit.

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

Principal, together with accrued and unpaid interest, is due on the maturity date, May 9, 2015. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of LIBOR loans.

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

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at June 30, 2012.

8. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation included in the Condensed consolidated statements of operations:

	Three Months Ended
	June 30,
(in thousands)	2012	2011
Cost of revenues	$596	$546

Research, development and engineering	1,124	947
Selling, general and administrative	2,900	2,686
Stock-based compensation included in operating expenses	4,024	3,633
Total stock-based compensation	4,620	4,179
Income tax benefit	(1,382)	(1,282)
Total stock-based compensation, net of tax	$3,238	$2,897

Stock Options

The following is a summary of the Company’s stock option activity during the three months ended June 30, 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2012	3,304	$26.47
Options granted	200	$33.27
Options exercised	(63)	$20.83
Options forfeited or expired	(97)	$34.76
Outstanding at June 30, 2012	3,344	$26.75	3.7	$24,187
Vested and expected to vest at June 30, 2012	3,303	$26.66	3.6	$24,148
Exercisable at June 30, 2012	2,427	$24.26	2.8	$22,900

The total intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was $0.8 million and $9.1 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the three months ended June 30, 2012 was $1.3 million.

As of June 30, 2012, total unrecognized compensation cost related to unvested stock options was $9.7 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

The following is a summary of the Company’s restricted stock activity dring the three months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2012	815	$33.37
Restricted stock granted	441	$31.10
Restricted stock vested	(110)	$33.75
Restricted stock forfeited	(37)	$31.79
Non-vested at June 30, 2012	1,109	$32.48

The weighted average grant-date fair value of awards of restricted stock and restricted stock units (collectively "restricted stock") is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the three months ended June 30, 2012 and 2011 was $31.10 and $36.60, respectively. The total fair value of restricted stock that vested during the three months ended June 30, 2012 and 2011 was $3.7 million and $1.3 million, respectively.

As of June 30, 2012, total unrecognized compensation cost related to unvested restricted stock was $25.4 million, which is expected to be recognized over a weighted average period of 2.9 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  The fair value of stock options granted during the respective periods is estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended
	June 30,
Employee Stock Options	2012	2011
Expected volatility	41.7%	44.4%
Risk-free interest rate	0.6%	1.4%
Expected dividends	1.3%	0.6%
Expected life (in years)	4.3	4.0
Weighted-average grant date fair value	$10.30	$12.58

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest.

No purchase rights were granted under the ESPP during the three months ended June 30, 2012 and 2011.

9. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors ("Board") authorizes programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until such time as they are retired or re-issued. Repurchases by the Company pursuant to the Board authorized programs during the three months ended June 30, 2012 and 2011 are discussed below. As of June 30, 2012, there were 104,613 remaining shares authorized for repurchase.

Open Market Repurchases

Under the Board authorized programs, in the three months ended June 30, 2012 and 2011, respectively, the Company repurchased 529,000 and 270,000 shares of its common stock in the open market for a total cost of $16.5 million and $9.5 million, respectively, and an average price per share of $31.14 and $35.34, respectively. The Company financed the repurchases using a combination of funds generated from operations and borrowings under its revolving line of credit.

In addition, the Company withheld shares valued at $1.3 million in the three months ended June 30, 2012, compared to $0.7 million in the three months ended June 30, 2011, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's Condensed consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Privately Negotiated Transactions

During the three months ended June 30, 2011, pursuant to a Board authorized accelerated share repurchase ("ASR") program, the Company entered into two separate Master Confirmation and Supplemental Confirmations ("ASR Agreements") with Goldman, Sachs & Co. (“Goldman”). Under these ASR Agreements, the Company paid Goldman $100.0 million in exchange for an initial delivery of 2,183,014 shares during the three months ended June 30, 2011. Based on the number of shares delivered and the Company's closing stock price on the date at which the major terms of the ASR Agreements was reached, the total consideration allocated to stock repurchases as of June 30, 2011 was $81.1 million. The remaining $18.9 million was recorded as an equity forward contract and was included in Additional paid-in capital in the Condensed consolidated balance sheet as of June 30, 2011.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, are as follows:

(in thousands)	June 30, 2012	March 31, 2012
Accumulated unrealized gain on cash flow hedges	$2,405	$1,904
Accumulated foreign currency translation adjustments	4,056	4,392
Accumulated unrealized gain on investments	74	61
Accumulated other comprehensive income	$6,535	$6,357

11. FOREIGN CURRENCY DERIVATIVES

Non-Designated Hedges

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  These foreign exchange forward contracts are not subject to the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC, but are carried at fair value with changes in the fair value recorded within Interest and other income, net in the Condensed consolidated statements of operations in accordance with the Foreign Currency Matters Topic of the FASB ASC.  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.  The Company does not enter into foreign currency forward contracts for trading purposes. Refer to Note 5, Fair Value Measurements, for disclosure of the Company's fair value hierarchy for its derivative instruments.

As of June 30, 2012, the Company had foreign currency forward contracts denominated in Euros ("EUR"), Great Britain Pounds ("GBP") and Australian Dollars ("AUD").  These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at June 30, 2012:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
EUR	16,400	$20,765	Sell EUR	1 month
GBP	2,600	$4,077	Sell GBP	1 month
AUD	6,600	$6,733	Sell AUD	1 month

Foreign currency transactions, net of the effect of forward contract hedging activity, resulted in immaterial net losses in the three months ended June 30, 2012 compared to immaterial gains in the three months ended June 30, 2011, which are included in Interest and other income, net in the Condensed consolidated statements of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated EUR and GBP denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income ("AOCI") and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  The Company does not purchase options for trading purposes.  As of June 30, 2012, the Company had foreign currency put and call option contracts of approximately €60.1 million and £19.6 million.  As of March 31, 2012, the Company had foreign currency put and call option contracts of approximately €63.7 million and £20.0 million.

In the three months ended June 30, 2012, realized gains on cash flow hedges of $1.9 million were recognized in Net revenues, compared to realized losses of $2.0 million for the same period in the prior year. The Company expects to reclassify the entire gain of $2.6 million, net of tax, in AOCI as of June 30, 2012 to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of AOCI and subsequently reclassified into Cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  As of June 30, 2012 and March 31, 2012, the Company had foreign currency swap contracts of approximately MX$237.5 million and MX$317.5 million, respectively.

In the three months ended June 30, 2012 and 2011, there were no material realized gains or losses on MX$ cash flow hedges recognized in Cost of revenues in the Condensed consolidated statement of operations and there were no material losses in AOCI as of June 30, 2012 to be recognized during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company’s outstanding MX$ cross-currency swaps and approximate USD Equivalent at June 30, 2012:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	237,500	$17,332	Buy MX$	Monthly over	9 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

The fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
	June 30,	March 31,	June 30,	March 31,
(in thousands)	2012	2012	2012	2012
Foreign exchange contracts designated as cash flow hedges	$3,029	$2,658	$594	$721

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of June 30, 2012 and March 31, 2012, and the pre-tax impact of designated derivative contracts on AOCI for the three months ended June 30, 2012:

(in thousands)	Gain (loss) included in AOCI as of March 31, 2012	Amount of gain (loss) recognized in AOCI (effective portion)	Amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	Gain (loss) included in AOCI as of June 30, 2012
Foreign exchange contracts designated as cash flow hedges	$1,937	$2,192	$1,694	$2,435

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Gross profit in the Condensed consolidated statements of operations was as follows:

	Three Months Ended
	June 30,
(in thousands)	2012	2011
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$1,694	$(1,614)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income, net in the Condensed consolidated statements of operations was as follows:

	Three Months Ended
	June 30,
(in thousands)	2012	2011
Gain (loss) on foreign exchange contracts	$1,467	$(797)

12. INCOME TAXES

The effective tax rate for the three months ended June 30, 2012 was 26.6%, compared to 25.1% for the same period in the prior year.  The higher effective tax rate for the three months ended June 30, 2012 is due primarily to a smaller proportion of income earned in foreign jurisdictions during the quarter which is taxed at lower rates and the expiration of the federal tax research credit in December 2011. The effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

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

As of June 30, 2012, the Company had $11.5 million of unrecognized tax benefits, compared to $11.1 million at March 31, 2012 recorded in Long-term income taxes payable in the Condensed consolidated balance sheets, all of which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense in the Condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $1.9 million as of June 30, 2012 as compared to $1.7 million as of March 31, 2012.  No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  The Company is under examination by the Internal Revenue Service for its 2010 tax year and the California Franchise Tax Board for its 2007 and 2008 tax years.   Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2006, except for the United Kingdom which has been concluded for tax years prior to fiscal year 2010.

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

13. COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
(in thousands, except per share data)	2012	2011
Numerator:
Net income	$23,563	$26,731

Denominator:
Weighted average common shares-basic	41,660	46,688
Dilutive effect of employee equity incentive plans	910	1,372
Weighted average common shares-diluted	42,570	48,060

Basic earnings per common share	$0.57	$0.57

Diluted earnings per common share	$0.55	$0.56

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	1,100	1,489

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

The following table presents Net revenues by product group for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
(in thousands)	2012	2011
Net revenues from unaffiliated customers:
Office and Contact Center	$134,033	$130,999
Mobile	36,157	32,164
Gaming and Computer Audio	6,789	7,395
Clarity	4,386	5,042
Total net revenues	$181,365	$175,600

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Prior to the first quarter of fiscal year 2013, net revenues from the Middle East were included in Europe, Middle East and Africa ("EMEA"). In the first quarter of fiscal year 2013, net revenues from the Middle East were included in Asia Pacific and prior period net revenues have been reclassified to conform to this presentation. The following table presents Net revenues by geography for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
(in thousands)	2012	2011
Net revenues from unaffiliated customers:
U.S.	$104,078	$100,291

Europe and Africa	41,576	42,141
Asia Pacific	23,579	20,258
Americas, excluding U.S.	12,132	12,910
Total international net revenues	77,287	75,309
Total net revenues	$181,365	$175,600

No customer accounted for 10% or more of Net revenues for the three months ended June 30, 2012 and 2011, nor did any one customer account for 10% or more of Accounts receivable, net in the Condensed consolidated balance sheets at June 30, 2012 and March 31, 2012.

15. SUBSEQUENT EVENTS

On August 6, 2012, the Board declared a cash dividend of $0.10 per share of the Company's common stock, payable on September 10, 2012 to stockholders of record at the close of business on August 20, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” "potential," “will,” “shall” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include statements containing our expectations regarding (i) the launch of additional Unified Communications ("UC") products and new Mobile products, (ii) our long-term strategy to invest for UC, (iii) the future of UC technologies, including the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectation concerning our revenue opportunity from UC, (iv) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (v) our future tax rate, (vi) our anticipated capital expenditures for the remainder of fiscal year 2013, (vii) the sufficiency of our cash, cash equivalents and cash from operations, (viii) our ability to draw funds on our credit facility as needed, and (ix) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship a broad range of products to approximately 55 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers. We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread. Our distribution channels in other regions of the world are less mature and, while we primarily serve the contact center markets in those regions, we continue to expand into the office, mobile and entertainment, digital audio and specialty telephone markets in those regions and additional international locations.

We believe Unified Communications (“UC”) represents the key long-term driver of our revenue and profit growth, and it continues to be our primary focus area. Business communications are being transformed from voice-centric systems supported by traditional PBX infrastructure to communication systems that are fully integrated with voice, video, and data and are supported by feature rich UC software. With this transformation, the requirement for a traditional headset used only for voice communications continues to evolve into the need for a device that delivers contextual intelligence, providing the ability to reach people using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how they can be reached. Our portfolio of UC solutions combines hardware with advanced sensor technology and capitalizes on contextual intelligence, addressing the needs of the constantly changing business environments and evolving work styles to make connecting easier and by sharing presence information to convey user availability and other contextual information. We believe UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration, and we believe our solutions with Simply Smarter CommunicationsTM technology will be an important part of the UC environment.

The contact center is the most mature market in which we participate, and we expect this market to grow slowly over the long-term. Given the migration to UC by enterprises globally, we also expect the market for headsets for non-UC enterprise applications to grow very slowly. We believe the growth of UC will increase overall headset adoption in enterprise environments and we therefore expect most of the growth in Office and Contact Center ("OCC") over the next five years to come from headsets designed for UC.

In the Mobile Bluetooth market, following a period of market share loss due to a less competitive product portfolio as a result of prioritizing UC investments, we introduced several new products at the end of our fiscal year 2012. The Bluetooth market in U.S. retail markets shows a small growth overall, with a doubling of the stereo product category compared to a year ago mostly offset by a decline in the mono product category. With the new products we launched, we gained market share in the mono product category and held share in the fast-growing stereo category. We believe our recent and planned investments will help position us to maintain share in the overall market for Bluetooth headsets.

Integral to our core research and development have been investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed, and development of value-added software applications for business users has been the focus of our core research and development efforts. We believe our investments in strategic architecting may allow us to differentiate our products and sustain strong long-term gross margins. We continue to strengthen our strategic partnerships with platform suppliers to ensure that our products are compatible with all major platforms as UC usage becomes an essential part of a unified work environment.

We remain cautious about the macroeconomic environment and will monitor our expenditures accordingly; however, we will continue to invest strategically in our long-term growth opportunities. We will continue focusing on innovative product development through our core research and development efforts, including the use of software and services as part of our portfolio. As part of our commitment to UC, in May 2012, we announced the Plantronics Developer Connection (the “PDC”), which provides a software developer kit allowing registered developers access to a rich set of tools and providing a forum to interact, share ideas and develop innovative applications. We believe the PDC is a valuable resource for application developers to leverage the contextual intelligence built into our headsets, ultimately providing a broad array of capabilities such as user authentication, customer information retrieval based on incoming mobile calls, and connection of a user's physical actions in the real world to the virtual world. We will also continue to grow our sales force and increase marketing and other customer service and support as we expand key strategic partnerships to market our UC products.  We believe we have an excellent position in the UC market and a well-deserved reputation for quality and service that we will continually strive to earn through ongoing investment and strong execution.

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

	Three Months Ended June 30,
(in thousands except percentages)	2012		2011
Net revenues	$181,365	100.0%	$175,600	100.0%
Cost of revenues	83,669	46.1%	81,542	46.4%
Gross profit	97,696	53.9%	94,058	53.6%
Operating expenses:
Research, development and engineering	19,696	10.9%	16,906	9.6%
Selling, general and administrative	45,904	25.3%	42,116	24.0%
Total operating expenses	65,600	36.2%	59,022	33.6%
Operating income	32,096	17.7%	35,036	20.0%
Interest and other income, net	12	—%	641	0.4%
Income before income taxes	32,108	17.7%	35,677	20.4%
Income tax expense	8,545	4.7%	8,946	5.1%
Net income	$23,563	13.0%	$26,731	15.3%

NET REVENUES

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)
Net revenues from unaffiliated customers:
Office and Contact Center	$134,033	$130,999	$3,034	2.3%
Mobile	36,157	32,164	3,993	12.4%
Gaming and Computer Audio	6,789	7,395	(606)	(8.2)%
Clarity	4,386	5,042	(656)	(13.0)%
Total net revenues	$181,365	$175,600	$5,765	3.3%

OCC products represent our largest source of revenues, while Mobile products represent our largest unit volumes.  Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives, and channel mix. Net revenues derived from sales into the retail channel typically account for a seasonal increase in our net revenues in the third quarter of our fiscal year.

Net revenues increased in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012 as a result of higher Mobile revenues due to market share gains in Asia Pacific, additional product placements in U.S. retail markets, and growth in OCC revenues due to continued growth in UC revenues, offset in part by an unfavorable currency impact resulting primarily from a stronger U.S. Dollar ("USD") against the Euro.

Geographical Information

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$104,078	$100,291	$3,787	3.8%
As a percentage of net revenues	57.4%	57.1%	0.3	ppt.
Europe and Africa	41,576	42,141	(565)	(1.3)%
Asia Pacific	23,579	20,258	3,321	16.4%
Americas, excluding U.S.	12,132	12,910	(778)	(6.0)%
Total international net revenues	77,287	75,309	1,978	2.6%
As a percentage of net revenues	42.6%	42.9%	(0.3)	ppt.
Total net revenues	$181,365	$175,600	$5,765	3.3%

Prior to the first quarter of fiscal year 2013, net revenues from the Middle East were included in Europe, Middle East and Africa ("EMEA"). In the first quarter of fiscal year 2013, net revenues from the Middle East were included in Asia Pacific and prior period net revenues have been reclassified to conform to this presentation.

U.S. net revenues as a percentage of total net revenues remained flat in the three months ended June 30, 2012, compared to the same period in the prior year.  U.S. net revenues increased in the three months ended June 30, 2012, compared to the same period in the prior year, due primarily to an increase in OCC net revenues, primarily as a result of increased UC revenues, as well as an increase in Mobile net revenues due to increased product placements in U.S. retail markets. In the U.S. retail markets, the overall Bluetooth product category grew by only 1% compared to the same quarter a year ago.

International net revenues remained flat as a percentage of total net revenues in the three months ended June 30, 2012, compared to the same period in the prior year. International net revenues increased in the three months ended June 30, 2012, compared to the same period in the prior year due to growth in Asia Pacific in both the Mobile and OCC product categories, partially offset by small decreases in revenues in the Americas, excluding U.S. and Europe and Africa. Mobile net revenues increased due to increased product placements in several emerging market countries, and OCC net revenues increased due mainly to growth in UC.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including IT and facilities costs.

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)
Net revenues	$181,365	$175,600	$5,765	3.3%
Cost of revenues	83,669	81,542	2,127	2.6%
Gross profit	$97,696	$94,058	$3,638	3.9%
Gross profit %	53.9%	53.6%	0.3	ppt.

As a percentage of net revenues, gross profit increased slightly in the three months ended June 30, 2012 compared to the same quarter a year ago due primarily to lower warranty and freight costs compared to the same quarter a year ago. The decrease in warranty and freight costs was partially offset by lower product margins associated with an unfavorable product mix reflecting proportionately lower OCC revenues and an unfavorable currency impact from a stronger USD, particularly against the Euro, and slightly higher manufacturing costs compared to the three months ended June 30, 2011.

There are significant variances in gross profit percentages between our higher and our lower margin products; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  In addition, if we do not accurately anticipate changes in demand, we have in the past, and may in the future, incur significant costs associated with writing off excess and obsolete inventory or incur charges for adverse purchase commitments.  Gross profit may also vary based on distribution channel, return rates, and other factors.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, travel expenses, depreciation, and an allocation of overhead expenses, including facilities, IT, human resources, and legal costs.

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)
Research, development and engineering	$19,696	$16,906	$2,790	16.5%
% of net revenues	10.9%	9.6%	1.3	ppt.

For the three months ended June 30, 2012, research, development and engineering expenses increased compared to the same quarter a year ago due primarily to a $2.1 million increase in compensation expenses mostly as a result of increased headcount, as well as slightly higher outsourced project expenses to support our software and product development and our UC strategy.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including IT, facilities, legal costs, and human resources.

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)
Selling, general and administrative	$45,904	$42,116	$3,788	9.0%
% of net revenues	25.3%	24.0%	1.3	ppt.

In the three months ended June 30, 2012, compared to the same quarter a year ago, the increase in selling, general and administrative expenses was driven primarily by $3.6 million in higher compensation costs from increased headcount as well as additional promotional costs, both of which support our revenue growth and UC strategy.

OPERATING INCOME

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)
Operating income	$32,096	$35,036	$(2,940)	(8.4)%
% of net revenues	17.7%	20.0%	(2.3)	ppt.

In the three months ended June 30, 2012, compared to the same quarter a year ago, operating income decreased due to higher operating expenses related to our investments in software and UC to support our long-term strategy, offset in part by the increase in Net revenues.

INTEREST AND OTHER INCOME, NET

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)
Interest and other income, net	$12	$641	$(629)	(98.1)%
% of net revenues	—%	0.4%	(0.4)	ppt.

In the three months ended June 30, 2012, compared to the same period a year ago, interest and other income decreased due to foreign exchange losses, while in the prior year we experienced foreign exchange gains primarily as a result of fluctuations in the U.S. Dollar against the Great Britain Pound and the Euro.

INCOME TAX EXPENSE

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)
Income before income taxes	$32,108	$35,677	$(3,569)	(10.0)%
Income tax expense	8,545	8,946	(401)	(4.5)%
Net income	$23,563	$26,731	$(3,168)	(11.9)%
Effective tax rate	26.6%	25.1%	1.5	ppt.

The higher effective tax rate for the three months ended June 30, 2012 is due primarily to smaller proportion of income earned in foreign jurisdictions during the quarter which is taxed at lower rates and the expiration of the federal tax research credit in December 2011. Our effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

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

As of June 30, 2012, we had $11.5 million of unrecognized tax benefits compared to $11.1 million at March 31, 2012 recorded in Long-term income taxes payable in the Condensed consolidated balance sheets, all of which would favorably impact the effective tax rate in future periods if recognized.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense in the Condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $1.9 million as of June 30, 2012 as compared to $1.7 million as of March 31, 2012.  No penalties have been accrued.

We and our subsidiaries are subject to taxation in various foreign and state jurisdictions as well as in the U.S.  We are under examination by the Internal Revenue Service for our 2010 tax year and the California Franchise Tax Board for our 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2006, except for the United Kingdom which has been concluded for tax years prior to fiscal year 2010.

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

FINANCIAL CONDITION

The table below provides selected Condensed consolidated cash flow information for the periods presented:

	Three Months Ended
	June 30,
(in thousands)	2012	2011
Cash provided by operating activities	$28,196	$19,223

Capital expenditures and other assets	$(16,577)	$(3,935)
Cash provided by maturities and sales of investments, net of investment purchases	(33)	2,979
Cash used for investing activities	$(16,610)	$(956)

Repurchase of common stock, including equity forward contract	$(16,473)	$(109,540)
Proceeds from issuance of common stock	1,319	11,515
Net proceeds from revolving line of credit	5,000	—
Payment of cash dividends	(4,247)	(2,427)
Cash provided by (used for) other financing activities	(1,150)	1,865
Cash used for financing activities	$(15,551)	$(98,587)

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended June 30, 2012 consisted of net income of $23.6 million, non-cash charges of $8.7 million and working capital uses of cash of $4.0 million.  Non-cash charges consisted primarily of $4.6 million of stock-based compensation, $3.8 million of depreciation and amortization and a $1.3 million income tax benefit associated with stock option exercises, offset in part by a $1.7 million use from the change in deferred income taxes. Working capital uses of cash consisted primarily of a decrease in accounts payable related to the timing of payments made to vendors, and an increase in inventory primarily for a last time buy of certain components to support our OCC product line.  The working capital uses of cash were offset in part by working capital sources of cash primarily from an increase in income taxes payable due to the timing of tax payments and a decrease in accounts receivable. The days sales outstanding (“DSO”) as of June 30, 2012 decreased to 54 days from 56 days as of June 30, 2011 primarily as a result of higher net revenues and lower average accounts receivable in the three months ended June 30, 2012 than during the same period in the prior year. Inventory turns were 5.7 for both the three months ended June 30, 2012 and 2011.

Cash provided by operating activities for the three months ended June 30, 2011 consisted of net income of $26.7 million, non-cash charges of $5.2 million and working capital uses of cash of $12.7 million.  Non-cash charges consisted primarily of $4.2 million of stock-based compensation, $3.5 million of depreciation and amortization and a $1.4 million income tax benefit associated with stock option exercises, offset in part by $2.6 million in excess tax benefits from stock-based compensation and a $2.1 million use from deferred income taxes.  Working capital uses of cash consisted primarily of an increase in accounts receivable and inventory and decreases in accounts payable and accrued liabilities.  The working capital uses of cash were offset in part by working capital sources of cash, primarily from a decrease in prepaid income taxes.

Cash Used for Investing Activities

Net cash used for investing activities for the three months ended June 30, 2012 consisted primarily of $35.1 million for the purchase of short-term and $8.4 million for the purchase of long-term investments, together with capital expenditures of $16.6 million, of which $11.0 million related to the acquisition of land and a new manufacturing facility in Mexico that will replace and consolidate our existing leased facilities, as well as building improvements, IT projects and tooling.  These uses of cash were offset in part by proceeds of $43.5 million from sales and maturities of short-term investments.

Net cash used for investing activities for the three months ended June 30, 2011 consisted primarily of $68.1 million for the purchase of short-term and $35.1 million for the purchase of long-term investments, together with capital expenditures of $3.9 million related primarily to building improvements, IT projects and tooling.  These uses of cash were offset in part by net proceeds of $106.2 million from sales and maturities of short-term and long-term investments.

For the remainder of fiscal year 2013, we expect to spend approximately $33.0 million in capital expenditures, consisting primarily of building improvements and additional capital expenditures related to the purchase of our new facility in Tijuana, Mexico, IT related expenditures and tooling for new products.  We will continue to evaluate new business opportunities and new markets; as a result, future growth within the existing business or new opportunities and markets may require expenditures for additional facilities and other capital expenditures to support that growth.

Cash Used for Financing Activities

Net cash used for financing activities for the three months ended June 30, 2012 consisted primarily of $16.5 million related to the repurchase of our common stock in the open market, which is described in Note 9, Common Stock Repurchases, of the Notes to Condensed consolidated financial statements in this Quarterly Report on Form 10-Q, and dividend payments of $4.2 million. These uses of cash were partially offset by $5.0 million in net proceeds from our revolving line of credit which were used to fund the common stock repurchases and $1.3 million in proceeds from the exercise of stock options.

Net cash used for financing activities for the three months ended June 30, 2011 consisted primarily of $90.7 million related to the repurchase of common stock including repurchases under our accelerated share repurchase program ("ASR Program"), $18.9 million for equity forward contracts related to the ASR Program, and dividend payments of $2.4 million, partially offset by $11.5 million in proceeds from the exercise of stock options.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock.  At June 30, 2012, we had working capital of $463.9 million, including $355.4 million of cash, cash equivalents and short-term investments, compared with working capital of $438.0 million, including $334.5 million of cash, cash equivalents and short-term investments at March 31, 2012.  The increase in working capital at June 30, 2012 compared to March 31, 2012 is due primarily to the increase in short-term investments.

Our cash and cash equivalents as of June 30, 2012 consist of U.S. Treasury Bills, Commercial Paper and bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of June 30, 2012, of our $355.4 million of cash, cash equivalents and short-term investments, $13.0 million is held domestically while $342.4 million is held by foreign subsidiaries. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations and our current plans do not require us to repatriate them to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit. For information regarding tax considerations surrounding the undistributed earnings of our foreign operations, refer to Note 12, Income Taxes, of the Notes to Condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Our investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of June 30, 2012, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposit (“CDs”).

From time to time, our Board of Directors ("Board") authorizes plans under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the first three months of fiscal year 2012, we repurchased in the open market 529,000 shares of our common stock as part of these publicly announced repurchase programs. The total cost of these repurchases was $16.5 million, with an average price of $31.14 per share. In addition, we withheld 41,947 shares totaling $1.3 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans. There were no privately negotiated transactions during the three months ended June 30, 2012.

As of June 30, 2012, there were 104,613 remaining shares authorized for repurchase, all of which are under the program approved by the Board on March 8, 2012. Refer to Note 9, Common Stock Repurchases, of our Notes to Condensed consolidated financial statements in this form 10-Q for more information regarding our stock repurchase program.

In May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("Bank"), as most recently amended in August 2012 (as amended, the "Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit (the "line of credit") to augment our financial flexibility and if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Principal, together with accrued and unpaid interest, is due on the maturity date, May 9, 2015, and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of June 30, 2012, we had outstanding borrowings of $42.0 million under the line of credit. Loans under the Credit Agreement bear interest at the election of the Company (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBIDTA"); and,

•	minimum EBIDTA coverage ratio, which is calculated as interest payments divided by EBIDTA.

As of June 30, 2012, we were in compliance with these ratios by a substantial margin.

In addition, we and our subsidiaries are required to maintain, on a consolidated basis, unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. As of June 30, 2012, we were in compliance with all covenants under the line of credit.

We enter into foreign currency forward-exchange contracts, which typically mature in one month intervals, to hedge our exposure to foreign currency fluctuations of Euro, Great Britain Pound and Australian Dollar denominated cash, accounts receivable and accounts payable balances.  We record the fair value of our forward-exchange contracts in the Condensed consolidated balance sheets at each reporting period and record any fair value adjustments in our Condensed consolidated statements of operations.  Gains and losses associated with currency rate changes on contracts are recorded within Interest and other income, net in our Condensed consolidated statements of operations, offsetting transaction gains and losses on the related assets and liabilities.  Please see Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional information.

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

Our liquidity, capital resources, and results of operations in any period could be affected by the repurchases of our common stock, the exercise of outstanding stock options, restricted stock grants to employees and the issuance of common stock under our ESPP.  The resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share; however, we cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised at all.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2012.  At June 30, 2012, unrecognized tax benefits and related interest were $11.5 million and $1.9 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, Long-term income taxes payable on our Condensed consolidated balance sheets includes these unrecognized tax benefits.  We do not anticipate making any material cash payments associated with our unrecognized tax benefits within the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our Condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the Securities and Exchange Commission on May 25, 2012.  There have been no changes to our critical accounting estimates during the three months ended June 30, 2012.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, as amended, which requires us to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted certain provisions of ASU 2011-05 in the first quarter of fiscal year 2013, and we elected to present the total of comprehensive income, the components of income, and the components of other comprehensive income in two separate and consecutive statements.

Recently Issued Pronouncements

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) which allows us the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that an indefinite-lived intangible asset is impaired, further action is not required. This ASU also allows us the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. We are required to implement this guidance effective our first quarter of fiscal year 2014. We do not expect the adoption of ASU 2012-02 to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires us to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to implement this guidance effective our first quarter of fiscal year 2014. We do not expect the adoption of ASU 2011-11 to have a material impact on our consolidated financial statements.

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

INTEREST RATE RISK

As of June 30, 2012 and March 31, 2012, we reported the following balances in cash and cash equivalents, short-term investments and long-term investments:

(in millions)	June 30, 2012	March 31, 2012
Cash and cash equivalents	$204.6	$209.3
Short-term investments	150.7	125.2
Long-term investments	29.3	55.3

As of June 30, 2012, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds and CDs.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. A portion of our cash is managed by external managers within the guidelines of our investment policy. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the three months ended June 30, 2012 and 2011.

Interest rates were relatively unchanged in the three months ended June 30, 2012 compared to the same prior year quarter. During the three months ended June 30, 2012, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no significant interest expense from our revolving line of credit. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income or expense.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to currency fluctuations, primarily in the Euro ("EUR"), Great Britain Pound ("GBP"), Australian Dollar ("AUD"), Mexican Peso ("MX$") and the Chinese Renminbi ("RMB"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP and AUD denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MX$ denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business.

We experienced immaterial net foreign currency losses in the three months ended June 30, 2012. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and the GBP in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP and AUD denominated cash, accounts receivable and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of June 30, 2012 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$20.8	$2.1	$(2.1)
GBP	Sell GBP	$4.1	$0.4	$(0.4)
AUD	Sell AUD	$6.7	$0.7	$(0.7)

Cash Flow Hedges

In the three months ended June 30, 2012, approximately 42.6% of our net revenue was derived from sales outside of the U.S., which were denominated primarily in EUR and GBP.

As of June 30, 2012, we had foreign currency put and call option contracts with notional amounts of approximately €60.1 million and £19.6 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $8.7 million or incur a loss of $7.7 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of June 30, 2012 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$114.9	$1.4	$(4.4)
Put options	$106.7	$7.3	$(3.3)

Collectively, our swap contracts hedge against a portion of our forecasted MX$ denominated expenditures. As of June 30, 2012, we had cross-currency swap contracts with notional amounts of approximately MX$237.5 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of June 30, 2012 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$17.3	$(1.6)	$1.9

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  There were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Global economic concerns such as the recurrence of recession on a regional or global basis and the slowing of economic growth in Europe and the Asia Pacific region have increased uncertainty and unpredictability for our business and the businesses of our customers, increasing risk to our future outlook. A global economic downturn, a downturn in the U.S. or a more severe downturn in Europe, whether short-term or prolonged, could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition and customer and supplier bankruptcies.

Replacement cycles of our Office and Contact Center ("OCC") headset products, in particular, are impacted by lower voluntary employee turnover as new headset demand is typically created as a result of employees changing employers and transitioning to new job opportunities. In the current economic environment, voluntary employee turnover rates remain significantly below pre-recession levels and, therefore, may result in decreased sales of our OCC headsets due to less new demand.

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

We compete in the business market for the sale of our OCC products.  We believe that our greatest long-term opportunity for profit growth is in the UC office market, and our foremost strategic objective for this segment is to increase headset adoption. UC is the integration of voice and video-based communications systems enhanced with software applications and Internet Protocol (“IP”) networks. It may include the integration or consolidation of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video and web conferencing, and unified messaging. UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving overall business efficiency and providing more effective collaboration among an increasingly distributed workforce. We continue to invest in the development of new products and to enhance existing products to be more appealing in functionality and design for the UC market. In addition, we recently introduced our developer community, Plantronics Developer Connection, to allow third party developers an opportunity to develop ways to utilize the functionality of our UC portfolio. However, our development community is new and it remains unclear if it will successfully generate third party developer interest in creating new or unique uses for our UC products that expands the rate or extent of adoption of our UC products. We also target certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large corporations will be a significant long-term driver of enterprise headset adoption, and, as a result, a key long-term driver of revenue and product growth; however, we can give no assurance that significant growth in UC will occur or that we will be able to take advantage of any growth that does occur.

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

•
Because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain suppliers, we may be unable to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or materials, sub-assemblies, components and product shortages. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components make up an increasingly larger portion of our product costs.  In particular, many consumer product orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure to synchronize the timing of purchases of raw materials, sub-assemblies, components and products to meet demand could increase our inventories and/or decrease our revenues and could materially adversely affect our business, financial condition and results of operations.

•
We buy most of our raw materials, components and subassemblies on a purchase order basis and do not have long-term commitments from our suppliers as to price or supply. Prices for many commodities are rising and are increasing our costs. Additionally, if our suppliers experience increased demand or shortages, it could affect the timeliness of deliveries to us and our customers. Any such shortages or further increases in prices could materially adversely affect our business, financial condition, and results of operations.

•
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. Securities and Exchange Commission ("SEC") has proposed disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals and metals produced from those minerals. The implementation of these requirements could affect the sourcing and availability of metals used in the manufacture of a limited number of raw material parts contained in our products. For example, the implementation of these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may be unable to conclusively verify the origins for all metals used in our products.

If we do not match production to demand, we may lose business or our gross margins could be materially adversely affected.

Our industry is characterized by technological changes, frequent new product introductions, short-term customer commitments and changes in demand. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. It is particularly difficult to make accurate forecasts in view of the uncertainties inherent in global and regional economies, including the nature and extent of customer reaction to the uncertainties. Significant unanticipated fluctuations in product supply or demand could cause operating problems. For example, if forecasted demand does not develop, we could have excess inventory and capacity.  We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future.

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

From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our products or cause customers to defer or stop purchasing our products until new products become available. Additionally, the announcement of new products may incite customers to increase purchases of successful legacy products as part of a last time buy strategy; thereby increasing sales in the short-term while decreasing future sales by delaying consumer adoption of new products. These inherent risks transitioning to new products increase the difficulty of accurately forecasting demand for discontinued products as well as demand and acceptance for new products. Accordingly, we must effectively manage inventory levels to have an adequate supply of the new product and avoid retention of excess legacy product; however, we must also concurrently maintain sufficient levels of older product inventory to support continued sales during the transition. Our failure to effectively manage transitions from old to new products could result in inventory obsolescence, and/or loss of revenue and associated gross profit, which may further result in one or more material adverse effects on our revenues and profitability.

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

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, Aliph's Jawbone brand, BlueAnt Wireless, Samsung, GN's Jabra brand, Bose and Sony Ericsson among many others.  Many of these competitors have substantially greater resources than us, and each of them has established market positions in this business. In the UC and office and contact center markets, the largest competitors are GN, Logitech and Sennheiser Communications. For the entertainment and computer audio market, our primary competitors are Logitech and Sennheiser.  Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products including products that are modeled on or are direct copies of our products. These new competitors offer very low cost products which result in pricing pressure in the market. If market prices are substantially reduced by new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

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

Our consumer business, which consists primarily of Bluetooth headsets and computer and gaming headsets, is highly competitive and presents many significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

•
the market for mono Bluetooth headsets appears to be shrinking as evidenced by continuing declines in retail sales in the U.S., at least partially attributable to increasing integration of Bluetooth systems into automobiles. The market for stereo Bluetooth headsets is growing rapidly. Our market share has been and is significantly larger in the mono market than the stereo market and there can be no assurance that we will be able to increase share sufficiently in stereo in order to continue growing in the overall market for Bluetooth headsets;

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

The types of risks faced in connection with international operations and sales include, among others:

•	fluctuations in foreign currency exchange rates;

•	cultural differences in the conduct of business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessionary, volatile or adverse global economic conditions;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions, health epidemics, civil unrest or criminal activities within each country;

•	the management, operation and expenses associated with an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws and regulations;

•	currency restrictions; and

•	compliance with anti-bribery laws, including, without limitation, compliance with the Foreign Corrupt Practices Act and the United Kingdom's Bribery Act.

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

We hedge a portion of our Euro and GBP forecasted revenue exposures for the future 12 month period. Although we have employed these hedging techniques to minimize these risks, we can offer no assurance that such strategies will be effective. Additionally, even if our hedging techniques are successful during the short-term 12 month periods during which the rates are hedged, our future revenues, gross profit and profitability may be negatively affected both at current rates and by further Euro and GBP declines against the USD.

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

We sell substantially all of our products to end users through distributors, retailers, OEMs, and telephony service providers. Effectively managing these relationships and avoiding channel conflicts can be difficult and time-consuming. Our existing relationships with these parties are not exclusive and can be terminated by us or them without cause. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, retailers, OEMs, and telephony service providers. These customers also sell or may sell products offered by our competitors. To the extent that our competitors offer these customers more favorable terms or more compelling products, such customers may decline to carry, de-emphasize, or discontinue carrying our products. Further, such customers may not recommend or may stop recommending our products. In the future, our OEMs or potential OEMs may elect to manufacture their own products that are similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition, or results of operations. We have experienced the bankruptcy of certain customers; for example, in fiscal year 2012, the bankruptcy of one of our customers negatively impacted our operating income by $1.2 million. As global and regional economic conditions deteriorate, it is likely that more of our customers or suppliers may become insolvent. It is impossible to reliably determine whether additional bankruptcies may occur.

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

Our corporate tax rate may increase or we may incur additional income tax liabilities, which could adversely impact our cash flow, financial condition and results of operations.

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

We are also subject to examination by the Internal Revenue Service ("IRS") and other tax authorities, including state revenue agencies and foreign governments. In July 2012, the IRS commenced an examination of our 2010 tax year. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and results of operations.

Our Board of Directors has authorized the repurchase of shares of our common stock to enhance stockholder value and may do so again in the future. Stock repurchases may not result in enhanced stockholder value, may not prove to be the best use of our cash resources, has limited our liquidity and has placed restrictions on our operations in connection with affirmative and negative covenants contained in our existing credit agreement.

On March 8, 2012, we announced the completion of a 7,000,000 share repurchase program initially authorized by our Board of Directors in May 2011. We further announced that our Board of Directors had authorized an additional 1,000,000 share repurchase program. There can be no assurance that our stock repurchase programs will have a beneficial impact on our stock price or if our Board of Directors will authorize additional stock repurchase programs in the future. Additionally, the timing of our stock repurchases varies with fluctuations in the trading price of our common stock such that at any particular time, our domestic cash flow from operations has been, and may be again in the future, insufficient to fully cover our stock repurchases and support our working capital needs, causing us to borrow further under our Credit Agreement. Although we currently have sufficient reserves in our international locations to fund our existing and any future stock repurchase programs, repatriating all or a portion of our foreign cash would likely result in material tax obligations.

To improve our domestic liquidity, in May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association, which was most recently amended in August 2012 (as amended, the "Credit Agreement"). The Credit Agreement provides for a $100 million unsecured revolving credit facility. We have previously drawn funds and expect to continue drawing funds under the Credit Agreement from time to time, which amounts bear interest. Moreover, the Credit Agreement contains affirmative and negative covenants with which we must comply. These restrictions apply regardless of whether any loans are outstanding and could adversely impact how we operate our business and our operating results which, in turn, may negatively impact our stock price. In addition, as we borrow additional funds on the credit facility under the Credit Agreement, we may be required to increase the borrowing limit under the Credit Agreement or seek additional sources of credit. Given tightening credit markets, there is no assurance that if we were to seek additional credit, it would be available to us when needed or if it is available, the cost or restrictive terms and conditions accompanying additional loans would not be prohibitive.

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

Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. For example, certain of our OCC products must meet certain standards to work with local phone systems. Certain of our wireless office and mobile products must work within existing frequency ranges permitted in various jurisdictions. As regulations and local laws change, we must modify our products to address those changes. Regulatory restrictions may increase the costs to design, manufacture, and sell our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along. Compliance with regulatory restrictions may impact the technical quality and capabilities of our products reducing their marketability. If the products we supply to these various jurisdictions fail to comply with the applicable local or regional regulations, our products might interfere with other devices that properly use the frequency ranges in which our products operate, and we may be responsible for the damages that our products cause. This could result in our having to alter the performance of our products, pay substantial monetary damages or penalties, or both.

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

•	failure to meet our forecasts or the expectations and forecasts of securities analysts;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	repurchases of our common shares under our repurchase plans;

•	our decision to declare dividends or increase or decrease dividends over historical rates;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	sales of substantial numbers of shares of our common stock in the public market;

•	general economic, political, and market conditions, including market volatility;

•	litigation brought by or against us; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

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

Our purchase of property and a facility in Tijuana, Mexico and the expansion of the facilities to meet our operating needs could affect our operating results.

In June 2012, we announced the purchase of property and an existing building in Tijuana, Mexico. We intend to modify and expand the existing building on the newly acquired property by approximately one-third and move all of our Tijuana operations – currently within four leased buildings into the new facility after the completion of construction which is estimated to be in June 2013. Although we intend to hire professional architects, engineers and contractors to organize and manage the construction project, construction projects of this size and scope are complex and prone to cost overruns, unexpected contingencies and delays in obtaining construction and governmental permits. Our failure or inability to oversee and manage the construction, operations and costs of our facilities in Tijuana or any delays in the construction or transition of operations into the new facility could materially adversely affect our business, financial condition or results of operations.

We have $14.3 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, we have $14.3 million of goodwill and other intangible assets on our consolidated balance sheet as of June 30, 2012.  It is impossible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets. If such a charge is necessary, it may have a material adverse effect our financial results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management and our independent registered public accounting firm are required to report on the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.

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

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the first quarter of fiscal year 2013:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [5]
April 1, 2012 to April 28, 2012	9,500		$38.41	9,500	624,113
April 29, 2012 to June 2, 2012	259,239	[3]	$31.26	239,500	384,613
June 3, 2012 to June 30, 2012	302,208	[4]	$30.79	280,000	104,613

[1]
On March 8, 2012, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock. During the three months ended June 30, 2012, we repurchased 529,000 shares under this plan and, as of June 30, 2012, there were 104,613 remaining shares authorized for repurchase.

[2]	"Average Price Paid per Share" reflects open market repurchases of common stock only.

[3]	Includes 19,739 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[4]	Includes 22,208 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[5]	"Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs" reflects the remaining shares authorized for repurchase under the March 8, 2012 program.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Purchase and Sale Agreement dated June 12, 2012, between Plamex, S.A. de C.V. and CP Monterrey, S.A. de C.V.					X

10.2	First Amendment to Credit Agreement dated June 11, 2012 between Plantronics, Inc. and Wells Fargo Bank, National Association.					X

10.3	Change of Control Severance Agreement between Plantronics, Inc. and Pamela Strayer dated July 16, 2012.					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

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

PLANTRONICS, INC.

Date:	August 8, 2012	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer