Form 10-Q
period 2012-09-29
PLANTRONICS INC /CA/
filed 2012-11-01
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

As of October 27, 2012, 42,675,562 shares of the registrant's common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Plantronics®, Clarity®, and Simply Smarter Communications™ are trademarks or registered trademarks of Plantronics, Inc.

The Bluetooth name and the Bluetooth® trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$207,929	$209,335
Short-term investments	152,500	125,177
Accounts receivable, net	108,070	111,771
Inventory, net	61,639	53,713
Deferred tax assets	11,218	11,090
Other current assets	13,131	13,088
Total current assets	554,487	524,174
Long-term investments	38,775	55,347
Property, plant and equipment, net	89,766	76,159
Goodwill and purchased intangibles, net	16,692	14,388
Other assets	2,694	2,402
Total assets	$702,414	$672,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,435	$34,126
Accrued liabilities	53,449	52,067
Total current liabilities	83,884	86,193
Deferred tax liabilities	2,494	8,673
Long-term income taxes payable	13,115	12,150
Revolving line of credit	29,000	37,000
Other long-term liabilities	1,141	1,210
Total liabilities	129,634	145,226
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	749	741
Additional paid-in capital	582,104	557,218
Accumulated other comprehensive income	5,101	6,357
Retained earnings	156,355	115,358
Total stockholders' equity before treasury stock	744,309	679,674
Less: Treasury stock, at cost	(171,529)	(152,430)
Total stockholders' equity	572,780	527,244
Total liabilities and stockholders' equity	$702,414	$672,470

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	$179,280	$176,948	$360,645	$352,548
Cost of revenues	82,052	77,982	165,721	159,524
Gross profit	97,228	98,966	194,924	193,024
Operating expenses:
Research, development and engineering	19,581	17,651	39,277	34,557
Selling, general and administrative	43,130	44,418	89,034	86,534
Total operating expenses	62,711	62,069	128,311	121,091
Operating income	34,517	36,897	66,613	71,933
Interest and other income (expense), net	275	(58)	287	583
Income before income taxes	34,792	36,839	66,900	72,516
Income tax expense	8,868	9,318	17,413	18,264
Net income	$25,924	$27,521	$49,487	$54,252

Earnings per common share:
Basic	$0.62	$0.62	$1.19	$1.19
Diluted	$0.61	$0.60	$1.16	$1.16

Shares used in computing earnings per common share:
Basic	41,482	44,556	41,571	45,664
Diluted	42,403	45,717	42,521	46,950

Cash dividends declared per common share	$0.10	$0.05	$0.20	$0.10

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$25,924	$27,521	$49,487	$54,252
Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on cash flow hedges	(1,697)	2,768	(1,195)	4,033
Change in net foreign currency translation adjustments	217	(1,059)	(119)	(407)
Change in net unrealized gain (loss) on investments	46	(220)	58	(167)
Other comprehensive income (loss)	(1,434)	1,489	(1,256)	3,459
Comprehensive income	$24,490	$29,010	$48,231	$57,711

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,487	$54,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,880	6,849
Stock-based compensation	9,482	8,688
Provision for excess and obsolete inventories	899	1,321
Deferred income taxes	(3,651)	(5,765)
Income tax benefit associated with stock option exercises	2,749	1,924
Excess tax benefit from stock-based compensation	(679)	(3,360)
Amortization of premium on investments, net	606	849
Other operating activities	659	389
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	5,008	246
Inventory, net	(8,230)	(5,390)
Current and other assets	(1,218)	(408)
Accounts payable	(3,854)	(8,883)
Accrued liabilities	(559)	(6,762)
Income taxes	1,445	12,630
Cash provided by operating activities	60,024	56,580
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	25,057	66,060
Proceeds from maturities of short-term investments	60,890	83,108
Purchase of short-term investments	(65,411)	(88,783)
Proceeds from sales of long-term investments	2,000	4,936
Purchase of long-term investments	(33,951)	(45,194)
Acquisition, net of cash acquired	(1,723)	—
Capital expenditures and other assets	(21,526)	(10,044)
Cash (used for) provided by investing activities	(34,664)	10,083
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(19,930)	(184,067)
Equity forward contract related to accelerated share repurchase program	—	(15,000)
Proceeds from sale of treasury stock	2,485	2,519
Proceeds from issuance of common stock	9,403	16,664
Proceeds from revolving line of credit	18,000	17,500
Repayments of revolving line of credit	(26,000)	—
Payment of cash dividends	(8,490)	(4,720)
Employees' tax withheld and paid for restricted stock and restricted stock units	(1,729)	(880)
Excess tax benefit from stock-based compensation	679	3,360
Cash used for financing activities	(25,582)	(164,624)
Effect of exchange rate changes on cash and cash equivalents	(1,184)	(1,037)
Net decrease in cash and cash equivalents	(1,406)	(98,998)
Cash and cash equivalents at beginning of period	209,335	284,375
Cash and cash equivalents at end of period	$207,929	$185,377

The accompanying notes are an integral part of these unaudited Condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the Company's March 31, 2012 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which was filed with the SEC on May 25, 2012.  The results of operations for the interim period ended September 30, 2012 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on March 30, 2013 and consists of 52 weeks. The Company's prior fiscal year ended on March 31, 2012 and also consisted of 52 weeks.  The Company’s results of operations for the three and six months ended September 29, 2012 and October 1, 2011 both contain 13 and 26 weeks, respectively. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

Certain financial statement reclassifications have been made to previously reported amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") and the SEC did not or are not expected by the Company to have a material impact on the Company's present or future consolidated financial statements.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table represents the Company’s cash, cash equivalents and investments as of September 30, 2012 and March 31, 2012:

(in thousands)	September 30, 2012				March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$122,790	$—	$—	$122,790	$147,338	$—	$—	$147,338
Cash equivalents	85,139	—	—	85,139	61,996	2	(1)	61,997
Total Cash and cash equivalents	$207,929	$—	$—	$207,929	$209,334	$2	$(1)	$209,335

Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$75,270	$29	$(4)	$75,295	$61,898	$22	$(24)	$61,896
Commercial Paper	25,715	8	(2)	25,721	20,041	1	(3)	20,039
Corporate Bonds	46,535	66	—	46,601	38,300	60	(4)	38,356
Certificates of Deposit ("CDs")	4,882	1	—	4,883	4,883	3	—	4,886
Total Short-term investments	$152,402	$104	$(6)	$152,500	$125,122	$86	$(31)	$125,177

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$24,154	$26	$—	$24,180	$29,814	$24	$(1)	$29,837
Corporate Bonds	13,556	33	—	13,589	25,507	29	(26)	25,510
CDs	1,003	3	—	1,006	—	—	—	—
Total Long-term investments	$38,713	$62	$—	$38,775	$55,321	$53	$(27)	$55,347

Total Cash, cash equivalents and investments	$399,044	$166	$(6)	$399,204	$389,777	$141	$(59)	$389,859

As of September 30, 2012 and March 31, 2012, all of the Company’s investments are classified as available-for-sale securities.

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents, short-term investments and long-term investments, classified by stated maturity as of September 30, 2012 and March 31, 2012:

(in thousands)	September 30, 2012		March 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$237,541	$237,639	$187,118	$187,174
Due in 1 to 3 years	38,713	38,775	55,321	55,347
Total	$276,254	$276,414	$242,439	$242,521

The Company did not incur any material realized or unrealized net gains or losses in the three or six months ended September 30, 2012 or 2011.

4. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	September 30,	March 31,
(in thousands)	2012	2012
Accounts receivable	$128,961	$133,233
Provisions for returns	(7,681)	(7,613)
Provisions for promotions, rebates and other	(12,790)	(12,756)
Provisions for doubtful accounts and sales allowances	(420)	(1,093)
Accounts receivable, net	$108,070	$111,771

Inventory, net:

	September 30,	March 31,
(in thousands)	2012	2012
Raw materials	$28,438	$21,246
Work in process	551	367
Finished goods	32,650	32,100
Inventory, net	$61,639	$53,713

Property, plant and equipment, net:

	September 30,	March 31,
(in thousands)	2012	2012
Land	$13,961	$6,531
Buildings and improvements (useful life: 7-30 years)	71,746	67,417
Machinery and equipment (useful life: 2-10 years)	84,617	90,643
Software (useful life: 5-6 years)	29,116	28,951
Construction in progress	4,968	2,323
	204,408	195,865
Accumulated depreciation and amortization	(114,642)	(119,706)
Property, plant and equipment, net	$89,766	$76,159

Depreciation and amortization was $4.0 million and $7.7 million, respectively, for the three and six months ended September 30, 2012, and $3.3 million and $6.5 million, respectively, for the same periods in the prior year.

Included in Software are unamortized capitalized software costs of $6.0 million and $6.7 million at September 30, 2012 and March 31, 2012, respectively. Amortization related to capitalized software costs was immaterial for the three months ended September 30, 2012 and 2011 and $1.5 million and $1.6 million for the six months ended September 30, 2012 and 2011, respectively.

Accrued Liabilities:

	September 30,	March 31,
(in thousands)	2012	2012
Employee compensation and benefits	$24,044	$24,458
Warranty obligation	12,722	13,346
Accrued advertising and sales and marketing	2,335	1,152
Accrued other	14,348	13,111
Accrued liabilities	$53,449	$52,067

Changes in the warranty obligation during the six months ended September 30, 2012, which are included as a component of Accrued liabilities in the Condensed consolidated balance sheets, are as follows:

Six Months Ended
(in thousands)	September 30, 2012
Warranty obligation at March 31, 2012	$13,346
Warranty provision relating to products shipped	7,440
Deductions for warranty claims processed	(8,064)
Warranty obligation at September 30, 2012	$12,722

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill as of September 30, 2012 and March 31, 2012 was $15.5 million and $14.0 million, respectively. The increase in Goodwill relates to the Company's acquisition of all the equity interests in Tonalite B.V. ("Tonalite"), a product and design company that specialized in wireless wearable products and miniaturization technology, during the three months ended September 30, 2012. This acquisition was not material to the Company's consolidated financial statements.

The following table presents the carrying value of acquired intangible assets with remaining net book values as of September 30, 2012 and March 31, 2012:

	September 30, 2012			March 31, 2012
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount	Useful Life
Technology	$1,000	$(34)	$966	$—	$—	$—	5	years
Customer relationships	1,705	(1,462)	243	1,705	(1,322)	383	8	years
Total	$2,705	$(1,496)	$1,209	$1,705	$(1,322)	$383

The increase in the gross carrying value of acquired intangible assets relates to the acquisition of Tonalite. Aggregate amortization expense was immaterial for the three and six months ended September 30, 2012 and 2011.

6. FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of September 30, 2012:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$122,790	$—	$122,790
U.S. Treasury Bills	74,991	—	74,991
Commercial Paper	—	10,148	10,148
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	1,504	73,791	75,295
Commercial Paper	—	25,721	25,721
Corporate Bonds	—	46,601	46,601
CDs	—	4,883	4,883
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	5,116	19,064	24,180
Corporate Bonds	—	13,589	13,589
CDs	—	1,006	1,006
Other current assets:
Derivative assets	—	1,726	1,726
Total assets measured at fair value	$204,401	$196,529	$400,930

Accrued liabilities:
Derivative liabilities	$4	$1,005	$1,009

Fair Values as of March 31, 2012:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$147,338	$—	$147,338
U.S. Treasury Bills	50,000	—	50,000
Commercial Paper	—	11,997	11,997
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	12,898	48,998	61,896
Commercial Paper	—	20,039	20,039
Corporate Bonds	—	38,356	38,356
CDs	—	4,886	4,886
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	6,647	23,190	29,837
Corporate Bonds	—	25,510	25,510
Other current assets:
Derivative assets	—	2,658	2,658
Total assets measured at fair value	$216,883	$175,634	$392,517

Accrued liabilities:
Derivative liabilities	$7	$714	$721

Refer to Note 12, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of September 30, 2012 and March 31, 2012.

Level 1 financial assets consist of cash and U.S. Treasury Bills. Level 1 financial liabilities consist of forward points on derivative contracts. The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

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

During the six months ended September 30, 2012, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

7. COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

The Company leases certain equipment and facilities under operating leases expiring in various years through fiscal year 2022.  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2012 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2013 (remaining 6 months)	$2,491
2014	4,402
2015	1,750
2016	1,013
2017	360
Thereafter	775
Total minimum future rental payments	$10,791

Total rent expense for operating leases was $1.4 million and $2.8 million for the three and six months ended September 30, 2012 and 2011, respectively.

Indemnifications

The Company entered into an Asset Purchase Agreement ("Agreement") on October 2, 2009 to sell Altec Lansing, its Audio Entertainment Group ("AEG") segment. Under the Agreement, as amended, the Company made representations and warranties to the purchaser about the condition of AEG, including matters relating to intellectual property, taxes, employee or environmental matters, and fraud.  No indemnification costs have been recorded as of September 30, 2012 or March 31, 2012.

Other Guarantees and Obligations

The Company sells substantially all of its products to end users through distributors, retailers, OEMs, and telephony service providers (collectively "customers"). As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, the Company's standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company's products.  From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events relating to the sale and use of its products and services.  In addition, the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability, and environmental obligations.  In the Company’s experience, claims made under these indemnifications are rare and the associated estimated fair value of the liability has not been material.

Claims and Litigation

The Company is involved in various legal proceedings arising in the normal course of conducting business. For such legal proceedings, where applicable, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this accrued amount is not material to the Company's consolidated financial condition, results of operations or cash flows. The Company is not able to estimate an amount or range of any reasonably possible additional losses because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings; however, based upon the Company's historical experience, the resolution of these proceedings is not expected to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

8. CREDIT AGREEMENT

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Bank"), which was most recently amended in August 2012 to extend its term to May 2015 (as amended, the "Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("line of credit") and, if requested by the Company, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million.

As of September 30, 2012, the Company had outstanding borrowings of $29.0 million under the line of credit.

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

Principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2015. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of LIBOR loans.

The Company's obligations under the Credit Agreement are guaranteed by the Company's domestic subsidiaries, subject to certain exceptions.

The line of credit requires the Company to comply with a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum EBITDA coverage ratio, in each case, at each fiscal quarter end and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million.

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at September 30, 2012.

9. STOCK-BASED COMPENSATION

The following table summarizes the amount of stock-based compensation included in the Condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Cost of revenues	$526	$559	$1,122	$1,105

Research, development and engineering	1,256	1,028	2,380	1,975
Selling, general and administrative	3,080	2,921	5,980	5,608
Stock-based compensation included in operating expenses	4,336	3,949	8,360	7,583
Total stock-based compensation	4,862	4,508	9,482	8,688
Income tax benefit	(1,532)	(1,441)	(2,914)	(2,723)
Total stock-based compensation, net of tax	$3,330	$3,067	$6,568	$5,965

Stock Options

The following is a summary of the Company’s stock option activity during the six months ended September 30, 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2012	3,304	$26.47
Options granted	266	$33.40
Options exercised	(390)	$24.11
Options forfeited or expired	(140)	$34.91
Outstanding at September 30, 2012	3,040	$27.00	3.7	$26,109
Vested and expected to vest at September 30, 2012	3,005	$26.91	3.6	$26,038
Exercisable at September 30, 2012	2,200	$24.45	2.8	$24,183

The total intrinsic value of options exercised during the six months ended September 30, 2012 and 2011 was $4.5 million and $11.7 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the six months ended September 30, 2012 was $9.4 million.

As of September 30, 2012, total unrecognized compensation cost related to unvested stock options was $7.9 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during the six months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2012	815	$33.37
Restricted stock granted	552	$32.05
Restricted stock vested	(150)	$32.80
Restricted stock forfeited	(51)	$31.73
Non-vested at September 30, 2012	1,166	$32.89

The weighted average grant-date fair value of awards of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the six months ended September 30, 2012 and 2011 was $32.05 and $36.36, respectively. The total fair value of restricted stock that vested during the six months ended September 30, 2012 and 2011 was $4.9 million and $1.9 million, respectively.

As of September 30, 2012, total unrecognized compensation cost related to unvested restricted stock was $26.5 million, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted stock granted for the six months ended September 30, 2012 includes 74,298 shares of RSUs granted under a special stock inducement plan to Tonalite employees in connection with the Company's acquisition of all the equity interests in Tonalite during the three months ended September 30, 2012. The RSUs vest annually over four years, subject to the continued employment of the RSU holder on the vesting date. As future services are required, the fair value of the restricted stock units was not included in the purchase price accounting for the acquisition and will be expensed over the post-acquisition requisite service period.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  The fair value of stock options granted, and purchase rights under the ESPP, during the respective periods, are estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Employee Stock Options	2012	2011	2012	2011
Expected volatility	43.5%	44.7%	42.2%	44.4%
Risk-free interest rate	0.5%	0.6%	0.6%	1.2%
Expected dividends	1.3%	0.6%	1.3%	0.6%
Expected life (in years)	4.3	4.0	4.3	4.0
Weighted-average grant date fair value	$10.84	$10.85	$10.43	$12.18
ESPP
Expected volatility	38.4%	38.7%	38.4%	38.7%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividends	1.1%	0.6%	1.1%	0.6%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average grant date fair value	$8.95	$8.00	$8.95	$8.00

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest.

10. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors ("Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board authorized programs during the six months ended September 30, 2012 and 2011 are discussed below. As of September 30, 2012, there remained 1,000,000 shares authorized for repurchase under the program approved by the Board on August 6, 2012 and no other shares authorized under previously approved programs.

Open Market Repurchases

Under the Board authorized programs, in the six months ended September 30, 2012 and 2011, the Company repurchased 633,613 shares and 1,529,983 shares, respectively, of its common stock in the open market for a total cost of $19.9 million and $49.1 million, respectively, and at an average price per share of $31.45 and $32.07, respectively. The Company financed the repurchases using a combination of funds generated from operations and borrowings under its revolving line of credit.

In addition, the Company withheld shares valued at $1.7 million in the six months ended September 30, 2012, compared to $0.9 million in the six months ended September 30, 2011, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's Condensed consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants and did not represent an expense to the Company.

Privately Negotiated Transactions

During the six months ended September 30, 2011, pursuant to a Board authorized accelerated share repurchase ("ASR") program, the Company entered into three separate Master Confirmation and Supplemental Confirmations ("ASR Agreements") with Goldman, Sachs & Co. ("Goldman"). Under these ASR Agreements, the Company paid Goldman $150.0 million in exchange for delivery of 3,967,883 shares during the six months ended September 30, 2011. Based on the number of shares delivered and the Company's closing stock price on the dates at which the major terms of the ASR Agreements were reached, the total consideration allocated to stock repurchases as of September 30, 2011 was $135.0 million. The remaining $15.0 million was recorded as an equity forward contract and was included in Additional paid-in-capital in the Condensed consolidated balance sheet as of September 30, 2011.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, are as follows:

(in thousands)	September 30, 2012	March 31, 2012
Accumulated unrealized gain on cash flow hedges	$708	$1,904
Accumulated foreign currency translation adjustments	4,274	4,392
Accumulated unrealized gain on investments	119	61
Accumulated other comprehensive income	$5,101	$6,357

12. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss due to credit risk that it would incur if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative contracts as of September 30, 2012.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

Non-Designated Hedges

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  These foreign exchange forward contracts are not subject to the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC, but are carried at fair value with changes in the fair value recorded within Interest and other income (expense), net in the Condensed consolidated statements of operations in accordance with the Foreign Currency Matters Topic of the FASB ASC.  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.  The Company does not enter into foreign currency forward contracts for trading purposes. Refer to Note 6, Fair Value Measurements, for disclosure of the Company's fair value hierarchy for its derivative instruments.

As of September 30, 2012, the Company had foreign currency forward contracts denominated in Euros ("EUR"), Great Britain Pounds ("GBP") and Australian Dollars ("AUD").  These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at September 30, 2012:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
EUR	17,400	$22,414	Sell EUR	1 month
GBP	1,600	$2,582	Sell GBP	1 month
AUD	3,700	$3,836	Sell AUD	1 month

Foreign currency transactions, net of the effect of forward contract hedging activity, resulted in immaterial net gains and immaterial net losses, respectively, in the three and six months ended September 30, 2012 and immaterial net losses in both the three and six months ended September 30, 2011, which are included in Interest and other income (expense), net in the Condensed consolidated statements of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated EUR and GBP denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of Accumulated other comprehensive income ("AOCI") and subsequently reclassified into Net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  The Company does not purchase options for trading purposes.  As of September 30, 2012, the Company had foreign currency put and call option contracts of approximately €55.8 million and £19.8 million.  As of March 31, 2012, the Company had foreign currency put and call option contracts of approximately €63.7 million and £20.0 million.

In the three and six months ended September 30, 2012, realized gains on cash flow hedges of $1.2 million and $3.1 million, respectively, were recognized in Net revenues, compared to immaterial losses and losses of $2.6 million for the three and six month periods in the prior year, respectively. An immaterial loss, net of tax, in AOCI as of September 30, 2012 is expected to be reclassified to Net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of AOCI and subsequently reclassified into Cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the Condensed consolidated statements of operations immediately.  As of September 30, 2012 and March 31, 2012, the Company had foreign currency swap contracts of approximately MX$159.2 million and MX$317.5 million, respectively.

In the three and six months ended September 30, 2012 and 2011, there were no material realized gains or losses on MX$ cash flow hedges recognized in Cost of revenues in the Condensed consolidated statement of operations and there were no material gains in AOCI as of September 30, 2012 to be recognized during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company’s outstanding MX$ cross-currency swaps and approximate USD Equivalent at September 30, 2012:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	159,200	$11,438	Buy MX$	Monthly over	6 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

The fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
	September 30,	March 31,	September 30,	March 31,
(in thousands)	2012	2012	2012	2012
Foreign exchange contracts designated as cash flow hedges	$1,726	$2,658	$1,009	$721

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of September 30, 2012 and March 31, 2012, and the pre-tax impact of designated derivative contracts on AOCI for the six months ended September 30, 2012:

(in thousands)	Gain (loss) included in AOCI as of March 31, 2012	Amount of gain (loss) recognized in AOCI (effective portion)	Amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	Gain (loss) included in AOCI as of September 30, 2012
Foreign exchange contracts designated as cash flow hedges	$1,937	$1,548	$2,768	$717

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Gross profit in the Condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$1,074	$(404)	$2,768	$(2,018)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in Interest and other income (expense), net in the Condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Gain (loss) on foreign exchange contracts	$(648)	$2,096	$819	$1,299

13. INCOME TAXES

The effective tax rate for the three and six months ended September 30, 2012 was 25.5% and 26.0%, respectively, compared to 25.3% and 25.2%, respectively, for the same periods in the prior year.  The higher effective tax rate for the three and six months ended September 30, 2012 is due primarily to the expiration of the federal tax research credit in December 2011. The effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

The Company's provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign operations that the Company intends to reinvest indefinitely in the foreign operations. If these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits, and foreign withholding taxes. The Company's current plans do not require repatriation of earnings from foreign operations to fund the U.S. operations because it generates sufficient domestic operating cash flow and has access to external funding under its line of credit. As a result, the Company does not expect a material impact on its business or financial flexibility with respect to undistributed earnings of its foreign operations

As of September 30, 2012, the Company had $11.8 million of unrecognized tax benefits, compared to $11.1 million at March 31, 2012, recorded in Long-term income taxes payable in the Condensed consolidated balance sheets, all of which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in Income tax expense in the Condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $2.0 million as of September 30, 2012 as compared to $1.7 million as of March 31, 2012.  No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions including the U.S.  The Company is under examination by the Internal Revenue Service for its 2010 tax year and the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2006, except the United Kingdom for which tax matters have been concluded for tax years prior to fiscal year 2011.

14. COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator:
Net income	$25,924	$27,521	$49,487	$54,252

Denominator:
Weighted average common shares-basic	41,482	44,556	41,571	45,664
Dilutive effect of employee equity incentive plans	921	1,161	950	1,286
Weighted average common shares-diluted	42,403	45,717	42,521	46,950

Basic earnings per common share	$0.62	$0.62	$1.19	$1.19

Diluted earnings per common share	$0.61	$0.60	$1.16	$1.16

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	1,061	1,946	1,081	1,781

15. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center” ("OCC") , which includes corded and cordless communication headsets, audio processors and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes personal computer ("PC") and gaming headsets; and “Clarity”, which includes specialty telephone products marketed for hearing impaired individuals. Revenues from products designed, sold and marketed for the unified communications market are considered to be a part of the office category and are included as part of the Company's OCC net revenues.

The following table presents Net revenues by product group for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net revenues from unaffiliated customers:
Office and Contact Center	$133,119	$136,395	$267,152	$267,394
Mobile	33,305	28,341	69,462	60,505
Gaming and Computer Audio	7,797	8,381	14,586	15,776
Clarity	5,059	3,831	9,445	8,873
Total net revenues	$179,280	$176,948	$360,645	$352,548

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Prior to the first quarter of fiscal year 2013, net revenues from the Middle East were included in Europe, Middle East and Africa ("EMEA"). Effective in the first quarter of fiscal year 2013, net revenues from the Middle East were included in Asia Pacific and prior period net revenues have been reclassified to conform to the current year presentation. The following table presents Net revenues by geography for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net revenues from unaffiliated customers:
U.S.	$107,513	$101,196	$211,591	$201,487

Europe and Africa	38,951	42,383	80,527	84,523
Asia Pacific	19,839	21,206	43,418	41,464
Americas, excluding U.S.	12,977	12,163	25,109	25,074
Total international net revenues	71,767	75,752	149,054	151,061
Total net revenues	$179,280	$176,948	$360,645	$352,548

One customer accounted for 10% of Net revenues for the three months ended September 30, 2012. No customer accounted for 10% or more of Net revenues for the six months ended September 30, 2012, or for the three and six months ended September 30, 2011.

No customer accounted for 10% or more of Accounts receivable, net in the Condensed consolidated balance sheets at September 30, 2012 and March 31, 2012.

16. SUBSEQUENT EVENTS

On October 30, 2012, the Company's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock, payable on December 10, 2012 to stockholders of record at the close of business on November 20, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” "potential," “will,” “shall” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include statements regarding (i) the launch of additional Unified Communications ("UC") products and new Mobile products, (ii) our long-term strategy to invest in UC, (iii) the future of UC technologies, including the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectation concerning our revenue opportunity from UC, (iv) our research and development strategy, including our investments in strategic architecting and strategic partnerships, (v) the Plantronics Developer Connection, (vi) our expectations regarding our sales force and customer service operations, (vii) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (viii) our future tax rate, (ix) our anticipated capital expenditures for the remainder of fiscal year 2013, (x) the sufficiency of our cash, cash equivalents and cash from operations, (xi) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xii) our ability to draw funds on our credit facility as needed, and (xiii) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship a broad range of products to approximately 60 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers. We have well-developed distribution channels in North America, Europe, Australia and New Zealand, where use of our products is widespread. Our distribution channels in other regions of the world are less mature and, while we primarily serve the contact center markets in those regions, we continue to expand into the office, mobile and entertainment, digital audio and specialty telephone markets.

We believe Unified Communications ("UC") represents the key long-term driver of our revenue and profit growth, and it continues to be our primary focus area. UC is the integration of voice and video based communications systems enhanced with software applications and Internet Protocol ("IP") networks. Business communications are being transformed from voice-centric systems supported by traditional PBX infrastructure to communication systems that are fully integrated with voice, video, and data and are supported by feature rich UC software. With this transformation, the requirement for a traditional headset used only for voice communications continues to evolve into the need for a device that delivers contextual intelligence, providing the ability to reach others using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how they can be reached. Our portfolio of UC solutions combines hardware with advanced sensor technology and capitalizes on contextual intelligence, addressing the needs of the constantly changing business environments and evolving work styles to make connecting easier and by sharing presence information to convey user availability and other contextual information. We believe UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration, and we believe our solutions with Simply Smarter CommunicationsTM technology will be an important part of the UC environment.

The contact center is the most mature market in which we participate, and we expect this market to grow slowly over the long-term. We believe the growth of UC will increase overall headset adoption in enterprise environments and we therefore expect most of the growth in Office and Contact Center ("OCC") over the next five years to come from headsets designed for UC.

The Mobile Bluetooth market has been impacted by economic conditions and consumer confidence, and while the retail market in the U.S. has been slowing, international markets have been growing, particularly in emerging market countries. Overall, we expect this category to show modest growth over the long term. Within the overall market, the stereo product category shows significant growth, while the mono category is slowing or declining. Following a period of market share loss due to a less competitive product portfolio as a result of prioritizing UC investments, we believe our new product launches and recent planned investments will help position us to maintain share in the Mobile Bluetooth market.

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

We remain cautious about the macroeconomic environment, based on increasingly mixed economic signs in the U.S. and the recurrence of recession in many parts of Europe and Asia Pacific which makes it difficult for us to predict what impact the economy may have on our future business. We will continue to monitor our expenditures and prioritize expenditures that further our strategic long-term growth opportunities such as innovative product development in our core research and development efforts, including the use of software and services as part of our portfolio. In furtherance of our commitment to UC, in May 2012, we announced the Plantronics Developer Connection (the “PDC”), which provides a software developer kit allowing registered developers access to a rich set of tools and providing a forum to interact, share ideas and develop innovative applications. We believe the PDC is a valuable resource for application developers to leverage the contextual intelligence built into our headsets, ultimately providing a broad array of capabilities such as user authentication, customer information retrieval based on incoming mobile calls, and connecting a user's physical actions in the real world to the virtual world. We will also continue to grow and develop our sales force and increase marketing and other customer service and support as we expand key strategic partnerships to market our UC products.  We believe we have an excellent position in the UC market and a well-deserved reputation for quality and service that we will maintain through ongoing investment and strong execution.

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

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands except percentages)	2012		2011		2012		2011
Net revenues	$179,280	100.0%	$176,948	100.0%	$360,645	100.0%	$352,548	100.0%
Cost of revenues	82,052	45.8%	77,982	44.1%	165,721	46.0%	159,524	45.2%
Gross profit	97,228	54.2%	98,966	55.9%	194,924	54.0%	193,024	54.8%
Operating expenses:
Research, development and engineering	19,581	10.9%	17,651	10.0%	39,277	10.9%	34,557	9.8%
Selling, general and administrative	43,130	24.1%	44,418	25.1%	89,034	24.7%	86,534	24.5%
Total operating expenses	62,711	35.0%	62,069	35.1%	128,311	35.6%	121,091	34.3%
Operating income	34,517	19.3%	36,897	20.9%	66,613	18.5%	71,933	20.4%
Interest and other income (expense), net	275	0.2%	(58)	—%	287	0.1%	583	0.2%
Income before income taxes	34,792	19.4%	36,839	20.8%	66,900	18.6%	72,516	20.6%
Income tax expense	8,868	4.9%	9,318	5.3%	17,413	4.8%	18,264	5.2%
Net income	$25,924	14.5%	$27,521	15.6%	$49,487	13.7%	$54,252	15.4%

NET REVENUES

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Net revenues from unaffiliated customers:
Office and Contact Center	$133,119	$136,395	$(3,276)	(2.4)%	$267,152	$267,394	$(242)	(0.1)%
Mobile	33,305	28,341	4,964	17.5%	69,462	60,505	8,957	14.8%
Gaming and Computer Audio	7,797	8,381	(584)	(7.0)%	14,586	15,776	(1,190)	(7.5)%
Clarity	5,059	3,831	1,228	32.1%	9,445	8,873	572	6.4%
Total net revenues	$179,280	$176,948	$2,332	1.3%	$360,645	$352,548	$8,097	2.3%

OCC products include UC products and represent our largest source of revenues, while Mobile products represent our largest unit volumes.  Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives, and channel mix. Net revenues derived from sales into the retail channel typically account for a seasonal increase in our total net revenues in the third quarter of our fiscal year.

Net revenues increased in the second quarter of fiscal year 2013 over the same period a year ago as a result of higher Mobile revenues driven by increased product placements, partly offset by lower OCC revenue resulting from economic weakness in international markets including a stronger U.S. Dollar (“USD”) primarily against the Euro. UC revenues have continued to grow, offset by declines in other OCC products due primarily to weak economic conditions in international markets.

Net revenues increased in the six months ended September 30, 2012 over the same period a year ago primarily as a result of higher Mobile revenues due to increased product placements. UC revenues have continued to grow, offset by declines in other OCC products due primarily to weak economic conditions in international markets.

Geographical Information

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$107,513	$101,196	$6,317	6.2%	$211,591	$201,487	$10,104	5.0%
As a percentage of net revenues	60.0%	57.2%	2.8	ppt.	58.7%	57.2%	1.5	ppt.
Europe and Africa	38,951	42,383	(3,432)	(8.1)%	80,527	84,523	(3,996)	(4.7)%
Asia Pacific	19,839	21,206	(1,367)	(6.4)%	43,418	41,464	1,954	4.7%
Americas, excluding U.S.	12,977	12,163	814	6.7%	25,109	25,074	35	0.1%
Total international net revenues	71,767	75,752	(3,985)	(5.3)%	149,054	151,061	(2,007)	(1.3)%
As a percentage of net revenues	40.0%	42.8%	(2.8)	ppt.	41.3%	42.8%	(1.5)	ppt
Total net revenues	$179,280	$176,948	$2,332	1.3%	$360,645	$352,548	$8,097	2.3%

Prior to the first quarter of fiscal year 2013, net revenues from the Middle East were included in Europe and Africa ("E&A"), formerly referred to as Europe, Middle East and Africa ("EMEA"). In the first quarter of fiscal year 2013, net revenues from the Middle East were included in Asia Pacific ("APAC") and prior period net revenues have been reclassified to conform to the current period presentation.

U.S. net revenues increased in the three and six months ended September 30, 2012, as compared to the same periods in the prior year, due primarily to growth in OCC and Mobile product revenues.

International net revenues decreased in the three and six months ended September 30, 2012 as compared to the same periods in the prior year.  Net revenues in the E&A region decreased due to economic weakness in Europe which resulted in lower demand primarily for OCC products and a stronger USD primarily against the Euro. Net revenues in the APAC region decreased in the three months ended September 30, 2012 as compared to the same period in the prior year, due primarily to lower demand for OCC products, offset by increased revenue from sales of Mobile products as a result of increased product placements. In the six months ended September 30, 2012 as compared to the same period in the prior year, APAC revenues increased due mostly to an increase in Mobile product placements.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including IT and facilities costs.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Net revenues	$179,280	$176,948	$2,332	1.3%	$360,645	$352,548	$8,097	2.3%
Cost of revenues	82,052	77,982	4,070	5.2%	165,721	159,524	6,197	3.9%
Gross profit	$97,228	$98,966	$(1,738)	(1.8)%	$194,924	$193,024	$1,900	1.0%
Gross profit %	54.2%	55.9%	(1.7)	ppt.	54.0%	54.8%	(0.8)	ppt.

As a percentage of net revenues, gross profit decreased slightly in the three and six months ended September 30, 2012 compared to the same periods a year ago due primarily to an unfavorable product mix with a lower proportion of overall revenue in OCC products and a stronger USD primarily against the Euro. In the six months ended September 30, 2012 compared to the same period a year ago, these unfavorable effects were partly offset by lower warranty requirements and favorable variable manufacturing costs.

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

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Research, development and engineering	$19,581	$17,651	$1,930	10.9%	$39,277	$34,557	$4,720	13.7%
% of net revenues	10.9%	10.0%	0.9	ppt.	10.9%	9.8%	1.1	ppt.

During the three and six months ended September 30, 2012, research, development and engineering expenses increased as compared to the same period a year ago due primarily to an increase in our investment in UC products and other product categories. This investment consisted primarily of engineering headcount resulting in increased compensation expenses of $1.2 million and $3.3 million, respectively, and higher project expenses associated with new products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including IT, facilities, legal costs, and human resources.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Selling, general and administrative	$43,130	$44,418	$(1,288)	(2.9)%	$89,034	$86,534	$2,500	2.9%
% of net revenues	24.1%	25.1%	(1.0)	ppt.	24.7%	24.5%	0.2	ppt.

In the three months ended September 30, 2012, compared to the same period a year ago, selling, general and administrative expenses decreased slightly, primarily as a result of a $1.1 million decrease in promotional expenses.

In the six months ended September 30, 2012, compared to the same period a year ago, selling, general and administrative expenses increased slightly primarily as a result of higher compensation costs of $3.8 million primarily as a result of increased headcount in our field sales functions to support UC and growth in emerging markets, partially offset by lower professional service fees.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Interest and other income (expense), net	$275	$(58)	$333	(574.1)%	$287	$583	(296)	(50.8)%
% of net revenues	0.2%	—%	0.2	ppt.	0.1%	0.2%	(0.1)	ppt.

In the three months ended September 30, 2012, compared to the same period a year ago, interest and other income (expense), net increased due primarily to lower foreign exchange losses resulting from fluctuations in the USD against the Great Britain Pound and the Euro.

In the six months ended September 30, 2012, compared to the same period a year ago, interest and other income (expense), net decreased due primarily to higher cumulative interest expense on our revolving line of credit in the six months ended September 30, 2012.

INCOME TAX EXPENSE

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Income before income taxes	$34,792	$36,839	$(2,047)	(5.6)%	$66,900	$72,516	$(5,616)	(7.7)%
Income tax expense	8,868	9,318	(450)	(4.8)%	17,413	18,264	(851)	(4.7)%
Net income	$25,924	$27,521	$(1,597)	(5.8)%	$49,487	$54,252	$(4,765)	(8.8)%
Effective tax rate	25.5%	25.3%	0.2	ppt.	26.0%	25.2%	0.8	ppt.

The higher effective tax rate for the three and six months ended September 30, 2012 is due primarily to the expiration of the federal tax research credit in December 2011. Our effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  Our future tax rates could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

We and our subsidiaries are subject to taxation in various foreign and state jurisdictions including the U.S.  We are under examination by the Internal Revenue Service for our 2010 tax year and the California Franchise Tax Board for our 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2006, except the United Kingdom for which tax matters have been concluded for tax years prior to fiscal year 2011.

FINANCIAL CONDITION

The table below provides selected Condensed consolidated cash flow information for the periods presented:

	Six Months Ended
	September 30,		Increase
(in thousands)	2012	2011	(Decrease)
Cash provided by operating activities	$60,024	$56,580	$3,444
Cash (used for) provided by investing activities	(34,664)	10,083	(44,747)
Cash used for financing activities	(25,582)	(164,624)	139,042
Effect of exchange rate changes on cash and cash equivalents	(1,184)	(1,037)	(147)
Net decrease in cash and cash equivalents	$(1,406)	$(98,998)	$97,592

Cash Provided by Operating Activities

For the six months ended September 30, 2012, the primary source of our $60.0 million net cash provided by operating activities was net income of $49.5 million, increased by the effect of non-cash expenses of $17.4 million associated with depreciation and amortization and stock-based compensation, and a $2.7 million income tax benefit associated with stock option exercises, offset in part by a $3.7 million benefit from the change in deferred income taxes. In addition, net cash flows provided by changes in operating assets and liabilities was $7.4 million. The primary sources of cash from changes in operating assets and liabilities related to a decrease in accounts receivable from customer payments and an increase in income taxes payable due to the timing of payments remitted to tax authorities. The primary uses of cash from changes in operating assets and liabilities were for payments of our accounts payable and increased inventory levels. Our days sales outstanding ("DSO") as of September 30, 2012 increased to 54 days from 52 days in September 30, 2011 due primarily to the impact of foreign currency fluctuations. Inventory turns increased to 5.3 as of September 30, 2012 from 5.1 in the same period in the prior year due primarily to increased cost of revenues in line with our increased revenues, partly driven by new product launches.

For the six months ended September 30, 2011, the primary source of our $56.6 million net cash provided by operating activities was net income of $54.3 million increased by the effect of non-cash expenses of $15.5 million associated with depreciation and amortization and stock-based compensation, and a $1.9 million income tax benefit associated with stock option exercises, offset in part by a $5.8 million benefit from the change in deferred income taxes. In addition, net cash flows used by changes in operating assets and liabilities was $8.6 million. The primary sources of cash from changes in operating assets and liabilities resulted from an increase in income taxes payable. The primary uses of cash were for payments of our accounts payable and increased inventory purchases.

Cash Provided by and Used for Investing Activities

Net cash flows used for investing activities for the six months ended September 30, 2012 consisted primarily of $65.4 million and $34.0 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $21.5 million related primarily to the purchase of a new manufacturing facility in Tijuana, Mexico, building improvements, IT projects and tooling.  These uses of cash were offset in part by proceeds of $85.9 million from the sales and maturities of short-term investments and $2.0 million from sales of long-term investments.

Net cash flows used for investing activities for the six months ended September 30, 2011 consisted primarily of $88.8 million and $45.2 million for the purchase of short-term and long-term investments, respectively, along with capital expenditures of $10.0 million related primarily to building improvements, IT projects and tooling.  These uses of cash were offset in part by proceeds of $149.2 million from sales and maturities of short-term investments and $4.9 million from sales of long-term investments.

For the remainder of fiscal year 2013, we expect to spend approximately $28.0 million in capital expenditures, consisting primarily of building improvements and additional capital expenditures related to the construction at the Tijuana manufacturing facility, IT related expenditures and tooling for new products.  We will continue to evaluate new business opportunities and new markets; as a result, future growth within our existing business or new opportunities and markets may require expenditures for additional facilities and other capital expenditures to support that growth.

Cash Used for Financing Activities

Net cash flows used for financing activities for the six months ended September 30, 2012 consisted primarily of $19.9 million related to the repurchase of our common stock, $8.5 million for the payment of dividends and $8.0 million in net repayments against our revolving line of credit, partially offset by $9.4 million in proceeds from the exercise of stock options and $2.5 million in proceeds from the sale of our treasury stock in connection with our Employee Stock Purchase Plan ("ESPP").

Net cash flows used for financing activities for the six months ended September 30, 2011 consisted primarily of $199.1 million related to the repurchase of our common stock, which includes $184.1 million representing the cost of common stock repurchased in the open market and from our accelerated share repurchase program ("ASR Program") and $15.0 million representing the value of the unsettled equity forward contract related to the ASR Program, along with dividend payments of $4.7 million. These uses of cash were partially offset by $17.5 million in proceeds from our revolving line of credit, $16.7 million in proceeds from the exercise of stock options and $2.5 million in proceeds from the sale of treasury stock in connection with our ESPP.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  At September 30, 2012, we had working capital of $470.6 million, including $360.4 million of cash, cash equivalents and short-term investments, compared with working capital of $438.0 million, including $334.5 million of cash, cash equivalents and short-term investments at March 31, 2012.  The increase in working capital at September 30, 2012 compared to March 31, 2012 was due primarily to the net increase in short-term investments.

Our cash and cash equivalents as of September 30, 2012 consisted of U.S. Treasury Bills, Commercial Paper and bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of September 30, 2012, of our $360.4 million of cash, cash equivalents and short-term investments, $11.0 million is held domestically while $349.4 million is held by foreign subsidiaries. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations and our current plans do not require us to repatriate our earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit. For information regarding tax considerations surrounding the undistributed earnings of our foreign operations, refer to Note 13, Income Taxes, of the Notes to Condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Our investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of September 30, 2012, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposit (“CDs”).

From time to time, our Board of Directors ("Board") has authorized plans under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the first six months of fiscal year 2013, we repurchased 633,613 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $19.9 million, with an average price of $31.45 per share. In addition, we withheld 54,005 shares totaling $1.7 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans. There were no privately negotiated stock repurchase transactions during the six months ended September 30, 2012.

As of September 30, 2012, there remained 1,000,000 shares authorized for repurchase under the stock repurchase program approved by the Board on August 6, 2012. Refer to Note 10, Common Stock Repurchases, of our Notes to Condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information regarding our stock repurchase programs.

In May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("Bank"), as most recently amended in August 2012 to extend its term to May 2015 (as amended, the "Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit (the "line of credit") to augment our financial flexibility and, if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Any outstanding principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2015, and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of September 30, 2012, we had outstanding borrowings of $29.0 million under the line of credit. Loans under the Credit Agreement bear interest at our election (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBIDTA"); and,

•	minimum EBIDTA coverage ratio, which is calculated as interest payments divided by EBIDTA.

As of September 30, 2012, we were in compliance with these ratios by a substantial margin.

In addition, we and our subsidiaries are required to maintain, on a consolidated basis, unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. As of September 30, 2012, we were in compliance with all covenants under the line of credit.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the exercise of outstanding stock options, restricted stock grants under stock plans and the issuance of common stock under our ESPP.  We receive cash from the exercise of outstanding stock options and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled or will expire.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations outside the normal course of business since the fiscal year ended March 31, 2012.  At September 30, 2012, our unrecognized tax benefits and related interest were $11.8 million and $2.0 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, Long-term income taxes payable on our Condensed consolidated balance sheets includes these unrecognized tax benefits.  We do not anticipate making any material cash payments associated with our unrecognized tax benefits within the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our Condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the Securities and Exchange Commission ("SEC") on May 25, 2012.  There have been no changes to our critical accounting estimates during the six months ended September 30, 2012.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") and the SEC did not or are not expected by us to have a material impact on our present or future consolidated financial statements.

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

INTEREST RATE RISK

As of September 30, 2012 and March 31, 2012, we reported the following balances in cash and cash equivalents, short-term investments and long-term investments:

(in millions)	September 30, 2012	March 31, 2012
Cash and cash equivalents	$207.9	$209.3
Short-term investments	$152.5	$125.2
Long-term investments	$38.8	$55.3

As of September 30, 2012, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds and CDs.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the three and six months ended September 30, 2012 and 2011.

Interest rates were relatively unchanged in the three and six months ended September 30, 2012 compared to the same periods in the prior year. During the three and six month periods ended September 30, 2012, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no significant interest expense from our revolving line of credit. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income or expense.

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

We experienced immaterial net foreign currency gains and immaterial net foreign currency losses, respectively, in the three and six months ended September 30, 2012 and immaterial net foreign currency losses in both the three and six months ended September 30, 2011. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and the GBP in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP and AUD denominated cash, accounts receivable and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of September 30, 2012 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$22.4	$2.2	$(2.2)
GBP	Sell GBP	$2.6	$0.3	$(0.3)
AUD	Sell AUD	$3.8	$0.4	$(0.4)

Cash Flow Hedges

In the six months ended September 30, 2012, approximately 41.3% of our net revenues was derived from sales outside of the U.S., which were denominated primarily in EUR and GBP.

As of September 30, 2012, we had foreign currency put and call option contracts with notional amounts of approximately €55.8 million and £19.8 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $7.5 million or incur a loss of $7.3 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of September 30, 2012 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$107.8	$1.6	$(5.8)
Put options	$99.9	$5.9	$(1.5)

Collectively, our swap contracts hedge against a portion of our forecasted MX$ denominated expenditures. As of September 30, 2012, we had cross-currency swap contracts with notional amounts of approximately MX$159.2 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of September 30, 2012 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$11.4	$(1.1)	$1.4

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  There were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. See Note 7, Commitments and Contingencies, of our Notes to Condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in connection with any investment in our stock.  Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general economic market conditions and industry conditions.  Our business, financial condition and results of operations could be materially adversely affected if any of the following risks occur.  Accordingly, the trading price of our stock could decline, and investors could lose all or part of their investment.

Adverse or uncertain economic conditions may materially adversely affect the Company.

Uncertainty regarding future economic conditions make it more challenging for us to forecast operating results, make business decisions, and identify the risks that may affect our business, sources and uses of cash, financial condition and results of operations. Global economic concerns such as the uncertain and slow pace of economic recovery and the continued economic downturn in Europe and the Asia Pacific region have increased uncertainty and unpredictability for our business and the businesses of our customers, increasing risk to our future outlook. A global economic downturn, a recurrence of recession in the U.S. or a more severe downturn in Europe, whether short-term or prolonged, have resulted in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition and customer and supplier bankruptcies.

Replacement cycles of our Office and Contact Center ("OCC") headset products, in particular, are impacted by lower voluntary employee turnover as new headset demand is typically created as a result of employees changing employers and transitioning to new job opportunities. In the current economic environment, voluntary employee turnover rates remain significantly below pre-recession levels and, therefore, have resulted in decreased sales of our OCC headsets.

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

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”), committing the U.S. government to significantly reducing the federal deficit over ten years. It is possible that a provision under the BCA called “sequestration” may be implemented in January 2013, which calls for substantial automatic spending cuts split between defense and non-defense programs that may continue for a period of ten years.  While various options to prevent or defer sequestration are under consideration, we cannot predict whether any such efforts will succeed and significant funding delays or cancellation of orders by the federal government or contractors to the federal government may adversely impact our business and results of operations.

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

Given the nature of the markets in which we compete, our revenues and profitability are difficult to predict for many reasons, including the following:

•
Our operating results are highly dependent on the volume and timing of orders received during the quarter. Customers generally order on an as-needed basis, and we typically do not obtain firm, long-term purchase commitments from our customers, making forecasting difficult. As a result, our revenues in any quarter depend primarily on orders booked and shipped in that quarter which fluctuate for many reasons beyond our control including, sales promotions and campaigns of our customers, large customer deployments of UC infrastructure, general economic conditions, and fluctuating employment opportunities that increase or reduce employee turnover and, thereby, new headset needs.

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

Our OCC products represent our largest source of revenue.  We believe that our greatest long-term opportunity for revenue and profit growth in the OCC market and overall is in the UC office market, and our foremost strategic objective is to increase headset adoption. We continue to invest in the development of new products and to enhance existing products to be more appealing in functionality and design for the UC market. In addition, we recently introduced our developer community, Plantronics Developer Connection, to allow third party developers an opportunity to develop ways to utilize the functionality of our UC portfolio. However, our development community is new and it remains unclear if it will successfully generate third party developer interest in creating new or unique uses for our UC products that expands the rate or extent of adoption of our UC products. We also target certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large enterprises will be a significant long-term driver of enterprise UC headset adoption, and, as a result, a key long-term driver of revenue and product growth; however, we can give no assurance that significant growth in UC will occur or that we will be able to take advantage of any growth that does occur.

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

•
Our development of UC solutions is dependent on our ability to implement and execute new and different processes in connection with the design, development and manufacturing of complex electronic systems comprised of hardware, firmware and software that must work in a wide variety of environments and multiple variations, which may in some instances increase the risk of development delays or errors and require the hiring of new personnel and/or third party contractors which increases our costs.

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

•
UC may evolve rapidly and unpredictably and our inability to timely and cost-effectively adapt to those changes and future requirements may impact our profitability in this market and our overall margins.

Because the major providers of UC software utilize complex and proprietary platforms in which our UC products will be integrated, it is necessary to expand our technical support capabilities. This expansion will result in additional expenses to hire and train the personnel and develop the infrastructure necessary to adequately serve our UC customers. Our support expenditures may substantially increase over time as these platforms evolve and as UC becomes more commonly adopted.

If our investments in, and strategic focus on, UC does not generate incremental revenue, our business could be materially adversely affected.

The failure of our suppliers to provide quality components or services in a timely manner could adversely affect our results of operations.

Our growth and ability to meet customer demand depends in part on our ability to timely obtain raw materials, components, sub-assemblies, and products from our suppliers. We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products. In addition, certain of our components and products are manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, sub-assemblies, and finished products entails various risks, including the following:

•
Rapid increases in production levels to meet unanticipated demand for our products could result in higher costs for components and sub-assemblies, increased expenditures for freight to expedite delivery of required materials, and higher overtime costs and other expenses, which could reduce our profit margins. Further, if production is increased rapidly, manufacturing yields may decrease, which may also reduce our margins.

•
We obtain certain raw materials, sub-assemblies, components and products from certain suppliers, including a majority of our Bluetooth products from GoerTek, Inc. Alternate sources for these items may not be readily available or at acceptable prices. Any failure of GoerTek or our other suppliers to remain in business, provide us with the quantity of components or products that we need or purchase the raw materials, subcomponents and parts required to produce and provide to us the components or products we need could, among other things, delay our ability to meet demand for our products or require us to incur additional costs to obtain components from other suppliers, if alternative sources are available at all.

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

•
Because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain suppliers, we may be unable to react quickly to changes in demand, potentially resulting in either (i) excess inventories of such goods or materials, sub-assemblies, components, or (ii) product shortages. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components make up an increasingly larger portion of our product costs.  In particular, many consumer product orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure to synchronize the timing of purchases of raw materials, sub-assemblies, components and products to meet demand could increase our inventories and/or decrease our revenues and could materially adversely affect our business, financial condition and results of operations.

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

•
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. Securities and Exchange Commission ("SEC") adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. The disclosure requirements will become effective for calendar year 2013. The implementation of these requirements could affect the sourcing and availability of metals used in the manufacture of a limited number of raw material parts contained in our products. For example, the implementation of these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may be unable to conclusively verify the origins for all metals used in our products. We may suffer financial and reputational harm for non-compliance with government regulations if customers require, and we are unable to deliver, certification that our products are conflict free. There will be additional costs associated with compliance with these disclosure requirements, including time-consuming and costly efforts to determine the source of any conflict minerals used in our products.

Prices of certain raw materials, components, semiconductors and sub-assemblies may rise depending upon global market conditions.

We have experienced volatility in costs from our suppliers, particularly in light of the price fluctuations of oil, gold, copper and other commodities, semiconductors and other components and products in the U.S. and around the world. We may continue to experience volatility, which could negatively affect our profitability or market share. Constraints in the availability of certain commodities which may originate from certain countries in and around the Democratic Republic of Congo or reduction of the number of suppliers that can certify that such commodities are conflict free under the Dodd-Frank Wall Street Reform and Consumer Protection Act may exacerbate this volatility. If we are unable to pass cost increases on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition and results of operations may be materially and adversely affected.

If we do not match production to demand, we may lose business or our gross margins could be materially adversely affected.

Our industry is characterized by technological changes, frequent new product introductions, short-term customer commitments and changes in demand. Production levels are forecasted based on anticipated and actual demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. It is particularly difficult to make accurate forecasts because of the uncertainties inherent in global and regional economies. Significant unanticipated fluctuations in product supply or demand could cause operating problems. For example, if forecasted demand does not develop, we could have excess inventory and capacity.  We have experienced differences between our actual and forecasted demand in the past and expect that differences may arise in the future.

Some of our products utilize long-lead time parts which are only available from a limited set of vendors. The combined effects of variability of demand from our customers with long-lead time of single sourced materials has in the past contributed to inventory write-downs, particularly for consumer products. For OCC products, last-time buys of raw materials and components that may be used over the course of several years have been required. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and we write down to market value the excess and obsolete inventory, which may have an adverse effect on our results of operations.

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

Over-forecast of demand could result in higher inventories of finished products, components, and sub-assemblies. In addition, because our retail business has pronounced seasonality, we must build inventory well in advance of the December quarter to stock up for the anticipated demand.  If we are unable to sell these inventories, we will have to write off some or all of our inventories of excess products, unusable components and sub-assemblies. Conversely, if we are unable to deliver products on time to meet the market window of our retail customers, we will lose opportunities to increase revenues and profits, we may incur penalties for late delivery and we may be unable to later sell the excess inventory.

Any of the foregoing problems could materially and adversely affect our business, financial condition, and results of operations.

We have strong competitors and expect to face additional competition in the future. If we are unable to compete effectively, our results of operations may be adversely affected.

All of our markets are intensely competitive. We face pressure on our average selling prices, sales terms and conditions, or performance, technical and feature enhancements from our competitors. Also, aggressive industry pricing practices may result in downward pressure on margins.

Currently, our single largest competitor is GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate with whom we experience price competition in the OCC and consumer markets. Motorola is a significant competitor in the consumer headset market, primarily in the mobile Bluetooth market, and has a brand name that is very well known and supported with significant marketing investments. Motorola also benefits from the ability to bundle other offerings with its headsets.  We are also experiencing competition from other consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products' communications headset tops and bases manufactured by them or others, offer products containing bases that are incompatible with our headset tops and have substantially greater financial, marketing and other resources.

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

If we are unable to stimulate growth in our business or if our expenditures to stimulate demand do not generate incremental profit, our business, financial condition, results of operations and cash flows could suffer.  In addition, failure to effectively market our products to customers could lead to lower and more volatile revenue and earnings, excess inventory and the inability to recover the associated development costs, any of which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives which could have an adverse effect on our business.

Original design manufacturers and contract manufacturers produce key portions of our product lines for us, including, for example, GoerTek, Inc. which manufacturers the majority of our mono Bluetooth products. Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and timely deliveries and unanticipated or inconveniently timed loss of services. Financial instability of our manufacturers or contractors resulting from the global recession or otherwise could result in our having to find new suppliers which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue manufacturing our products for a variety of reasons. Consequently, if one or more original design manufacturers or contract manufacturers is unable or unwilling to meet our demand, delivery or price requirements, our business and operating results in all or a portion of our product lines could be severely and materially affected in the event it is difficult, costly or time-consuming to identify and ramp-up alternative manufacturers.

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

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in USD, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the GBP. For example, in the second quarter of fiscal year 2013, our revenues were negatively impacted by the strength of the USD as compared to the Euro. Furthermore, fluctuations in foreign currency rates impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with USD prices and to respond to currency-driven competitive pricing actions. We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability. Additionally, a large majority of our suppliers are located internationally, principally in Asia. Accordingly, volatile or sustained increases or decreases in exchange rates of Asian currencies may result in increased costs or reductions in the number of qualified suppliers.

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

We hedge a portion of our Euro and GBP forecasted revenue exposures for the future 12 month period. Although we have employed these hedging techniques to minimize risks, we can offer no assurance that such strategies will be effective. Additionally, even if our hedging techniques are successful in the short-term 12 month periods during which the rates are hedged, our future revenues, gross profit and profitability may be negatively affected both at current rates and by further Euro and GBP declines against the USD.

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

We have significant foreign manufacturing operations and rely on third party manufacturers located outside the U.S., and a significant amount of our revenues are generated internationally, which subjects our business to risks of international operations.

We have a manufacturing facility in Tijuana, Mexico. We also have suppliers and other vendors throughout Asia, including GoerTek, Inc. located in Weifang, China, which is the manufacturer of the majority of our Bluetooth products. We also generate a significant amount of our revenues from foreign customers.

Our international operations and sales expose us to various risks including, among others:

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

We sell substantially all of our products to end users through distributors, retailers, OEMs, and telephony service providers. Effectively managing these relationships and avoiding channel conflicts can be difficult and time-consuming. Our existing relationships with these parties are generally not exclusive and can be terminated by us or them without cause on short notice. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, retailers, OEMs, and telephony service providers. These customers also sell or may sell products offered by our competitors. To the extent that our competitors offer these customers more favorable terms or more compelling products, such customers may decline to carry, de-emphasize, or discontinue carrying our products. Further, such customers may not recommend or may stop recommending our products. In the future, our OEMs or potential OEMs may elect to manufacture their own products that are similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEMs, retailers and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition, or results of operations. We have experienced the bankruptcy of certain customers; for example, in fiscal year 2012, the bankruptcy of one of our customers negatively impacted our operating income by $1.2 million. As global and regional economic conditions deteriorate, it is likely that more of our customers or suppliers may become insolvent. It is impossible to reliably determine whether additional bankruptcies may occur.

As a result of the evolution of our consumer business, our customer mix is changing, and certain retailers, OEMs, and wireless carriers are more significant.  This reliance on certain large channel partners could increase the volatility of our revenues and earnings. In particular, we have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time.  If we are unable to correctly anticipate the quantities and timing of the purchase requirements of these customers, our revenues may be adversely affected, or we may be exposed to large volumes of inventory that cannot be resold to other customers.

Our corporate tax rate may increase or we may incur additional income tax liabilities, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income has been generated historically in jurisdictions outside of the U.S. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, the applicable tax laws were rescinded or changed, or the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected. In addition, if U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition, and results of operations could be materially adversely affected.

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

Our success depends in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. The process of seeking intellectual property protection can be lengthy and expensive. Patents may not be issued in response to our applications, and any patents that may be issued may be invalidated, circumvented, or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. Furthermore, we may be countersued by an actual or alleged infringer if we attempt to enforce our intellectual property rights, which may materially increase our costs, divert management attention and result in injunctive or financial damages being awarded against us. In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the U.S. If it is not feasible or possible to enforce and protect our intellectual property rights, it could materially adversely affect our business, financial condition, and results of operations.

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

Our Board of Directors has authorized the repurchase of shares of our common stock to enhance stockholder value and may do so again in the future. Stock repurchases may not result in enhanced stockholder value, may not prove to be the best use of our cash resources, have limited our liquidity and have placed restrictions on our operations in connection with affirmative and negative covenants contained in our existing credit agreement.

On March 8, 2012, we announced the completion of a 7,000,000 share repurchase program initially authorized by our Board of Directors in May 2011. On August 6, 2012, we announced the completion of a 1,000,000 share repurchase program initially authorized by our Board of Directors in March 2012 and further announced that our Board of Directors had authorized an additional 1,000,000 share repurchase program. There can be no assurance that the quantities of stock repurchased under our stock repurchase programs will continue at recent historical levels, that our stock repurchase programs will have a beneficial impact on our stock price, or that our Board of Directors will authorize additional stock repurchase programs in the future. Additionally, the timing of our stock repurchases varies with fluctuations in the trading price of our common stock such that at any particular time, our domestic cash flow from operations has been, and may be again in the future, insufficient to fully cover our stock repurchases and support our working capital needs, causing us to borrow further under our Credit Agreement. Although we currently have sufficient reserves in our international locations to fund our existing and any future stock repurchase programs, repatriating all or a portion of our foreign cash would likely result in material tax obligations.

To improve our domestic liquidity, in May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association, which was most recently amended in August 2012 to extend its term to May 2015 (as amended, the "Credit Agreement"). The Credit Agreement provides for a $100 million unsecured revolving credit facility. We have previously drawn funds and expect to continue drawing funds under the Credit Agreement from time to time, which amounts bear interest. Moreover, the Credit Agreement contains affirmative and negative covenants with which we must comply. These restrictions apply regardless of whether any loans are outstanding and could adversely impact how we operate our business and our operating results which, in turn, may negatively impact our stock price. In addition, as we borrow additional funds on the credit facility under the Credit Agreement, we may be required to increase the borrowing limit under the Credit Agreement or seek additional sources of credit. Given tightening credit markets, there is no assurance that if we were to seek additional credit, it would be available to us when needed or if it is available, the cost or restrictive terms and conditions accompanying additional loans would not be prohibitive.

We are subject to various regulatory requirements, and changes in such regulatory requirements may adversely impact our gross margins as we comply with such changes or reduce our ability to generate revenues if we are unable to comply.

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

The sales of our products expose us to the risk of product liability, including hearing loss claims. These claims have in the past been, and are currently being, asserted against us. None of the previously resolved claims have materially affected our business, financial condition, or results of operations, nor do we believe that any of the pending claims will have such an effect. Nevertheless, there is no guarantee that any such claims may materially negatively impact our business or result in substantial damages, or both, in the future.

Additionally, our mobile headsets are used with mobile telephones and there has been continuing public controversy over whether the radio frequency emissions from mobile phones are harmful to users of mobile phones. We are unaware of any conclusive proof of any health hazard from the use of mobile phones but research in this area continues. Although we have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero and our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones; if research establishes a health hazard from the use of mobile phones or public controversy grows even in the absence of conclusive research findings, the likelihood of litigation against us may increase.  Likewise, should research establish a link between radio frequency emissions and corded or wireless headsets or should we become a party to litigation claiming such a link and public concern in this area grows, demand for our corded or wireless headsets could be reduced creating a material adverse effect on our financial results.

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

We maintain product liability insurance and general liability insurance that we believe would cover any claims, including those described above; however, the coverage provided under our policies could be unavailable or insufficient to cover the full amount of any one or more claims. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition, and results of operations.

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

In June 2012, we announced the purchase of property and an existing building in Tijuana, Mexico. We are in the process of modifying and expanding the building by approximately one-third and intend to move all of our Tijuana operations, currently divided into four leased buildings in Tijuana, into the new facility after completion of construction, estimated to be in June 2013. We currently expect that, when completed, the cost of the property and building, along with the modifications and expansion of the existing building, will approximate $30 million. Although we intend to hire professional architects, engineers and contractors to organize and manage the project, construction projects of this size and scope are complex and prone to cost overruns, unexpected contingencies and delays in obtaining construction and governmental permits. Our failure or inability to oversee and manage the construction, operations and costs of our facilities in Tijuana or any delays in the construction or transition of operations into the new facility could materially adversely affect our business, financial condition or results of operations.

We have $16.7 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, including an immaterial acquisition in the quarter ended September 30, 2012, we have $16.7 million of goodwill and other intangible assets on our Condensed consolidated balance sheet as of September 30, 2012.  It is impossible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets. If such a charge is necessary, it may have a material adverse effect our financial results.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.

We rely on networks, information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business activities, including procurement, manufacturing, distribution, invoicing and collections. We use information systems to process and report financial information internally and to comply with regulatory reporting. In addition, we depend on information systems for communications with our suppliers, distributors, and customers. Consequently, our business may be impacted by system shutdowns or service disruptions during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious software, hackers, natural disasters, communications interruptions, or other events (collectively, "networks incidents"). Our computer systems have been, and will likely continue to be subject to network incidents. While, to date, the Company has not experienced a network incident resulting in material impairment to our operations or the intentional or inadvertent disclosure of our data or information or the information or data of our customers or vendors, future network incidents could result in unintended disruption of our operations or disclosure of sensitive information or assets. Furthermore, we may experience targeted attacks and although we continue to invest in personnel, technologies and training to prepare for and reduce the adverse consequences of such attacks these investments are expensive and do not guarantee that such attacks will be unsuccessful.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management and independent registered public accounting firm are required to report on the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.

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

Provisions in our charter documents and Delaware law or a decision by our Board of Directors in the future may delay or prevent a third party from acquiring us, which could decrease the value of our stock.

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

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the second quarter of fiscal year 2013:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 28, 2012	104,636	[3]	$33.04	104,613	—	[5]
July 29, 2012 to September 1, 2012	10,769	[4]	$—	—	1,000,000	[6]
September 2, 2012 to September 29, 2012	1,266	[4]	$—	—	1,000,000	[6]

[1]
On March 8, 2012, the Board of Directors authorized a program to repurchase 1,000,000 shares of our common stock. During the three months ended September 30, 2012, we repurchased 104,613 shares under this program. As of July 28, 2012, this program was completed. On August 6, 2012, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock. We did not repurchase any shares under this new program during the three months ended September 30, 2012.

[2]	"Average Price Paid per Share" reflects open market repurchases of common stock only.

[3]	Includes 23 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[4]	These shares were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[5]	As of July 28, 2012, there were no remaining shares authorized for repurchase under the March 8, 2012 program.

[6]	These shares reflect the available shares authorized for repurchase under the August 6, 2012 program.

Unregistered Sales of Equity Securities

On September 25, 2012, the Company granted an aggregate of 74,298 restricted stock units (“RSUs”) as a material inducement to the employment of 27 employees of Tonalite B.V. (“Tonalite”) in connection with an agreement entered into and effective as of July 31, 2012, to acquire all of the equity interests in Tonalite by the Company, which acquisition was not material to the Company.

Upon the vesting of the RSUs, the Company will deliver to each of the employees one share of the Company's common stock for each share that vests under the RSUs. The RSUs vest over a period of four years on an annual basis as to 25% of the underlying shares with the first vesting date being August 6, 2013. Vesting is contingent upon the continued employment of the RSU holder on each applicable vesting date. The RSUs were granted outside of the Company's 2003 Stock Plan in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Amended and Restated 2003 Stock Plan, effective as of August 13, 2012, as adopted by Registrant's Board of Directors on June 11, 2012.	8-K	001-12696	10.1	8/13/2012

10.2	Amended and Restated 2002 Employee Stock Purchase Plan, effective as of August 13, 2012, as adopted by Registrant's Board of Directors on June 11, 2012.	8-K	001-12626	10.2	8/13/2012

10.3	Second Amendment to Credit Agreement dated August 2, 2012 between Plantronics, Inc. and Wells Fargo Bank, National Association.	8-K	001-12626	10.1	8/6/2012

10.4	Employment Agreement dated June 1, 2012 between Registrant and Pamela Strayer.	8-K/A	001-12626	10.1	8/8/2012

10.5	Amendment Number 01 to Transition Agreement between Registrant and Barbara Scherer dated August 2, 2012.					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

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

PLANTRONICS, INC.

Date:	November 1, 2012	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer