Form 10-Q
period 2012-12-29
PLANTRONICS INC /CA/
filed 2013-01-31
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

or

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

As of January 26, 2013, 42,598,193 shares of the registrant's common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Plantronics®, Clarity®, and Simply Smarter Communications™ are trademarks or registered trademarks of Plantronics, Inc.

The Bluetooth name and the Bluetooth® trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$196,656	$209,335
Short-term investments	132,245	125,177
Accounts receivable, net	112,677	111,771
Inventory, net	66,905	53,713
Deferred tax assets	11,208	11,090
Other current assets	13,301	13,088
Total current assets	532,992	524,174
Long-term investments	79,619	55,347
Property, plant, and equipment, net	93,552	76,159
Goodwill and purchased intangibles, net	16,773	14,388
Other assets	2,521	2,402
Total assets	$725,457	$672,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,012	$34,126
Accrued liabilities	58,270	52,067
Total current liabilities	94,282	86,193
Deferred tax liabilities	2,158	8,673
Long-term income taxes payable	11,636	12,150
Revolving line of credit	20,000	37,000
Other long-term liabilities	1,008	1,210
Total liabilities	129,084	145,226
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	750	741
Additional paid-in capital	588,148	557,218
Accumulated other comprehensive income	3,524	6,357
Retained earnings	180,295	115,358
Total stockholders' equity before treasury stock	772,717	679,674
Less: Treasury stock, at cost	(176,344)	(152,430)
Total stockholders' equity	596,373	527,244
Total liabilities and stockholders' equity	$725,457	$672,470

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net revenues	$197,402	$183,236	$558,047	$535,784
Cost of revenues	95,238	87,024	260,959	246,548
Gross profit	102,164	96,212	297,088	289,236
Operating expenses:
Research, development and engineering	20,248	16,829	59,525	51,386
Selling, general and administrative	45,442	41,976	134,476	128,510
Restructuring and other related charges	1,868	—	1,868	—
Total operating expenses	67,558	58,805	195,869	179,896
Operating income	34,606	37,407	101,219	109,340
Interest and other income, net	177	406	464	989
Income before income taxes	34,783	37,813	101,683	110,329
Income tax expense	6,577	6,915	23,990	25,179
Net income	$28,206	$30,898	$77,693	$85,150

Earnings per common share:
Basic	$0.68	$0.73	$1.87	$1.91
Diluted	$0.66	$0.71	$1.82	$1.86

Shares used in computing earnings per common share:
Basic	41,745	42,541	41,629	44,623
Diluted	42,618	43,640	42,579	45,857

Cash dividends declared per common share	$0.10	$0.05	$0.30	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$28,206	$30,898	$77,693	$85,150
Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on cash flow hedges	(1,605)	2,078	(2,800)	6,112
Change in net foreign currency translation adjustments	61	(535)	(58)	(942)
Change in net unrealized gain (loss) on investments	(33)	56	25	(112)
Other comprehensive income (loss)	(1,577)	1,599	(2,833)	5,058
Comprehensive income	$26,629	$32,497	$74,860	$90,208

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,693	$85,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,104	10,328
Stock-based compensation	14,173	13,267
Provision for excess and obsolete inventories	1,306	2,337
Deferred income taxes	(1,030)	(3,755)
Excess tax benefit from stock-based compensation	(930)	(5,147)
Amortization of premium on investments, net	858	1,228
Other operating activities	781	627
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(1,215)	(6,378)
Inventory, net	(13,943)	(3,599)
Current and other assets	(4,928)	1,093
Accounts payable	1,723	(12,345)
Accrued liabilities	3,840	(7,235)
Income taxes	2,822	11,900
Cash provided by operating activities	93,254	87,471
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	28,087	68,539
Proceeds from maturities of short-term investments	117,665	126,231
Purchase of short-term investments	(97,599)	(122,480)
Proceeds from sales of long-term investments	9,991	4,936
Purchase of long-term investments	(90,463)	(68,313)
Acquisition, net of cash acquired	(1,926)	—
Capital expenditures and other assets	(29,378)	(15,042)
Cash used for investing activities	(63,623)	(6,129)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(23,626)	(229,121)
Equity forward contract related to accelerated share repurchase program	—	(15,000)
Proceeds from sale of treasury stock	2,485	2,519
Proceeds from issuance of common stock	10,606	27,072
Proceeds from revolving line of credit	18,000	53,500
Repayments of revolving line of credit	(35,000)	(14,000)
Payment of cash dividends	(12,756)	(6,884)
Employees' tax withheld and paid for restricted stock and restricted stock units	(2,848)	(2,457)
Excess tax benefit from stock-based compensation	930	5,147
Cash used for financing activities	(42,209)	(179,224)
Effect of exchange rate changes on cash and cash equivalents	(101)	(1,428)
Net decrease in cash and cash equivalents	(12,679)	(99,310)
Cash and cash equivalents at beginning of period	209,335	277,373
Cash and cash equivalents at end of period	$196,656	$178,063
SUPPLEMENTAL DISCLOSURES
Property, plant and equipment purchases unpaid and included in accounts payable	$1,376	$—
Transfers from long-term investments to short-term investments	$56,466	$40,374

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the Company's March 31, 2012 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which was filed with the SEC on May 25, 2012.  The results of operations for the interim period ended December 31, 2012 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on March 30, 2013 and consists of 52 weeks. The Company's prior fiscal year ended on March 31, 2012 and also consisted of 52 weeks.  The Company’s results of operations for the three and nine months ended December 29, 2012 and December 31, 2011 both contain 13 and 39 weeks, respectively. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

Certain financial statement reclassifications have been made to previously reported amounts to conform to the current year presentation.

2. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table represents the Company’s cash, cash equivalents and investments as of December 31, 2012 and March 31, 2012:

(in thousands)	December 31, 2012				March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$146,965	$—	$—	$146,965	$147,338	$—	$—	$147,338
Cash equivalents	49,690	1	—	49,691	61,996	2	(1)	61,997
Total cash and cash equivalents	$196,655	$1	$—	$196,656	$209,334	$2	$(1)	$209,335

Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$65,530	$28	$—	$65,558	$61,898	$22	$(24)	$61,896
Commercial paper	28,384	6	—	28,390	20,041	1	(3)	20,039
Corporate bonds	36,270	33	(9)	36,294	38,300	60	(4)	38,356
Certificates of deposit ("CDs")	2,002	1	—	2,003	4,883	3	—	4,886
Total short-term investments	$132,186	$68	$(9)	$132,245	$125,122	$86	$(31)	$125,177

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$63,939	$40	$—	$63,979	$29,814	$24	$(1)	$29,837
Corporate bonds	14,620	20	(6)	14,634	25,507	29	(26)	25,510
CDs	1,002	4	—	1,006	—	—	—	—
Total long-term investments	$79,561	$64	$(6)	$79,619	$55,321	$53	$(27)	$55,347

Total cash, cash equivalents and investments	$408,402	$133	$(15)	$408,520	$389,777	$141	$(59)	$389,859

As of December 31, 2012 and March 31, 2012, all of the Company’s investments are classified as available-for-sale securities.

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents, short-term investments and long-term investments, classified by stated maturity as of December 31, 2012 and March 31, 2012:

(in thousands)	December 31, 2012		March 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$181,876	$181,936	$187,118	$187,174
Due in 1 to 3 years	79,561	79,619	55,321	55,347
Total	$261,437	$261,555	$242,439	$242,521

The Company did not incur any material realized or unrealized net gains or losses in the three and nine months ended December 31, 2012 and 2011.

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	December 31,	March 31,
(in thousands)	2012	2012
Accounts receivable	$135,654	$133,233
Provisions for returns	(8,438)	(7,613)
Provisions for promotions, rebates and other	(14,053)	(12,756)
Provisions for doubtful accounts and sales allowances	(486)	(1,093)
Accounts receivable, net	$112,677	$111,771

Inventory, net:

	December 31,	March 31,
(in thousands)	2012	2012
Raw materials	$34,600	$21,246
Work in process	276	367
Finished goods	32,029	32,100
Inventory, net	$66,905	$53,713

Property, plant and equipment, net:

	December 31,	March 31,
(in thousands)	2012	2012
Land	$13,961	$6,531
Buildings and improvements (useful life: 7-30 years)	74,796	67,417
Machinery and equipment (useful life: 2-10 years)	87,102	90,643
Software (useful life: 5-6 years)	30,000	28,951
Construction in progress	6,273	2,323
	212,132	195,865
Accumulated depreciation and amortization	(118,580)	(119,706)
Property, plant and equipment, net	$93,552	$76,159

Depreciation and amortization was $4.1 million and $11.8 million for the three and nine months ended December 31, 2012, respectively, and $3.4 million and $9.9 million for the same periods in the prior year, respectively.

Included in Software are unamortized capitalized software costs of $6.2 million and $6.7 million at December 31, 2012 and March 31, 2012, respectively. Amortization related to capitalized software costs was immaterial for the three months ended December 31, 2012 and 2011, and was $2.2 million and $2.3 million for the nine months ended December 31, 2012 and 2011, respectively.

Accrued Liabilities:

	December 31,	March 31,
(in thousands)	2012	2012
Employee compensation and benefits	$26,842	$24,458
Warranty obligation	13,055	13,346
Accrued advertising and sales and marketing	1,902	1,152
Restructuring and other related charges (1)	1,868	—
Accrued other	14,603	13,111
Accrued liabilities	$58,270	$52,067
(1) Refer to Note 15, Restructuring and Other Related Charges, for more information on the Company's restructuring activity.

The Company's warranty obligation is included as a component of accrued liabilities in the condensed consolidated balance sheets. Changes in the warranty obligation during the nine months ended December 31, 2012 were as follows:

Nine Months Ended
(in thousands)	December 31, 2012
Warranty obligation at March 31, 2012	$13,346
Warranty provision relating to products shipped	11,856
Deductions for warranty claims processed	(12,147)
Warranty obligation at December 31, 2012	$13,055

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill as of December 31, 2012 and March 31, 2012 was $15.7 million and $14.0 million, respectively. The increase in Goodwill relates to the Company's acquisition of all the equity interests in Tonalite B.V. ("Tonalite"), a product and design company that specialized in wireless wearable products and miniaturization technology, during the nine months ended December 31, 2012. This acquisition was not material to the Company's consolidated financial statements.

The following table presents the carrying value of acquired intangible assets with remaining net book values as of December 31, 2012 and March 31, 2012:

	December 31, 2012			March 31, 2012
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount	Useful Life
Technology	$1,000	$(86)	$914	$—	$—	$—	5	years
Customer relationships	1,705	(1,532)	173	1,705	(1,322)	383	8	years
Total	$2,705	$(1,618)	$1,087	$1,705	$(1,322)	$383

The increase in the gross carrying value of acquired intangible assets relates to the acquisition of Tonalite. Aggregate amortization expense was immaterial for the three and nine months ended December 31, 2012 and 2011.

5. FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of December 31, 2012:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$146,965	$—	$146,965
U.S. Treasury Bills	39,997	—	39,997
Commercial paper	—	9,694	9,694
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	21,503	44,055	65,558
Commercial paper	—	28,390	28,390
Corporate bonds	—	36,294	36,294
CDs	—	2,003	2,003
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	28,181	35,798	63,979
Corporate bonds	—	14,634	14,634
CDs	—	1,006	1,006
Other current assets:
Derivative assets	—	421	421
Total assets measured at fair value	$236,646	$172,295	$408,941

Accrued liabilities:
Derivative liabilities	$1	$1,334	$1,335

Fair Values as of March 31, 2012:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$147,338	$—	$147,338
U.S. Treasury Bills	50,000	—	50,000
Commercial paper	—	11,997	11,997
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	12,898	48,998	61,896
Commercial paper	—	20,039	20,039
Corporate bonds	—	38,356	38,356
CDs	—	4,886	4,886
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	6,647	23,190	29,837
Corporate bonds	—	25,510	25,510
Other current assets:
Derivative assets	—	2,658	2,658
Total assets measured at fair value	$216,883	$175,634	$392,517

Accrued liabilities:
Derivative liabilities	$7	$714	$721

Refer to Note 11, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of December 31, 2012 and March 31, 2012.

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

During the nine months ended December 31, 2012, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

6. COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

The Company leases certain equipment and facilities under operating leases expiring in various years through fiscal year 2022.  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2012 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2013 (remaining 3 months)	$1,271
2014	4,388
2015	1,744
2016	1,195
2017	662
Thereafter	1,844
Total minimum future rental payments	$11,104

Total rent expense for operating leases was $1.4 million and $4.2 million for the three and nine months ended December 31, 2012, respectively, and $1.7 million and $4.5 million for the three and nine months ended December 31, 2011, respectively.

Unconditional Purchase Obligations

The Company purchases services and components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable and unconditional purchase obligations for which the terms exceed one year and for which amounts are not recorded in the condensed consolidated balance sheets. As of December 31, 2012, such unconditional purchase obligations with remaining terms exceeding one year totaled $9.0 million and related primarily to an ongoing IT project that is expected to be completed in the first quarter of fiscal year 2015. As of March 31, 2012, there were no arrangements with remaining terms exceeding one year.

Indemnifications

The Company entered into an Asset Purchase Agreement ("Agreement") on October 2, 2009 to sell Altec Lansing, its Audio Entertainment Group ("AEG") segment. Under the Agreement, as amended, the Company may be required to indemnify the purchaser for certain losses they may incur, including for breaches of representations and warranties relating to intellectual property, taxes, employee or environmental matters, and for fraud.  No indemnification costs have been recorded as of December 31, 2012 or March 31, 2012.

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

7. CREDIT AGREEMENT

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Bank"), which was most recently amended in August 2012 to extend its term to May 2015 (as amended, the "Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("line of credit") and, if requested by the Company, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million. As of December 31, 2012, the Company had outstanding borrowings of $20.0 million under the line of credit.

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

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at December 31, 2012.

8. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011
Cost of revenues	$507	$559	$1,629	$1,664

Research, development and engineering	1,336	953	3,715	2,928
Selling, general and administrative	2,848	3,067	8,829	8,675
Stock-based compensation included in operating expenses	4,184	4,020	12,544	11,603
Total stock-based compensation	4,691	4,579	14,173	13,267
Income tax benefit	(1,342)	(1,448)	(4,256)	(4,172)
Total stock-based compensation, net of tax	$3,349	$3,131	$9,917	$9,095

Stock Options

The following is a summary of the Company’s stock option activity during the nine months ended December 31, 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2012	3,304	$26.47
Options granted	428	$33.23
Options exercised	(444)	$23.89
Options forfeited or expired	(143)	$34.81
Outstanding at December 31, 2012	3,145	$27.38	3.6	$27,472
Vested and expected to vest at December 31, 2012	3,107	$27.30	3.6	$27,372
Exercisable at December 31, 2012	2,294	$24.98	2.7	$25,355

The total intrinsic value of options exercised during the nine months ended December 31, 2012 and 2011 was $5.1 million and $18.6 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the nine months ended December 31, 2012 was $10.6 million, net of taxes.

As of December 31, 2012, total unrecognized compensation cost related to unvested stock options was $8.1 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during the nine months ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2012	815	$33.37
Restricted stock granted	576	$32.13
Restricted stock vested	(242)	$31.21
Restricted stock forfeited	(77)	$32.18
Non-vested at December 31, 2012	1,072	$33.28

The weighted average grant-date fair value of awards of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the nine months ended December 31, 2012 and 2011 was $32.13 and $36.36, respectively. The total fair value of restricted stock that vested during the nine months ended December 31, 2012 and 2011 was $6.5 million and $5.3 million, respectively.

As of December 31, 2012, total unrecognized compensation cost related to unvested restricted stock was $24.3 million, which is expected to be recognized over a weighted average period of 2.7 years.

Restricted stock granted for the nine months ended December 31, 2012 includes 74,298 shares of RSUs granted under a special stock inducement plan to Tonalite employees in connection with the Company's acquisition of all the equity interests in Tonalite during the nine months ended December 31, 2012. The RSUs vest annually over four years, subject to the continued employment of the RSU holder on the vesting date. As future services are required, the fair value of the restricted stock units was not included in the purchase price accounting for the acquisition and will be expensed over the post-acquisition requisite service period.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Stock Options	2012	2011	2012	2011
Expected volatility	41.2%	48.1%	41.8%	45.6%
Risk-free interest rate	0.6%	0.6%	0.6%	1.1%
Expected dividends	1.2%	0.6%	1.2%	0.6%
Expected life (in years)	4.3	4.0	4.3	4.0
Weighted-average grant date fair value	$10.10	$11.86	$10.31	$12.08
ESPP
Expected volatility			38.4%	38.7%
Risk-free interest rate			0.1%	0.1%
Expected dividends			1.1%	0.6%
Expected life (in years)			0.5	0.5
Weighted-average grant date fair value			$8.95	$8.00

No purchase rights were granted under the ESPP during the three months ended December 31, 2012 and 2011.

9. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors ("Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board authorized programs during the nine months ended December 31, 2012 and 2011 are discussed below. As of December 31, 2012, there remained 889,795 shares authorized for repurchase under the program approved by the Board on August 6, 2012 and there were no remaining shares authorized under previously approved programs.

Open Market Repurchases

Under Board authorized programs, in the nine months ended December 31, 2012 and 2011, the Company repurchased 743,818 shares and 2,907,936 shares, respectively, of its common stock in the open market for a total cost of $23.6 million and $94.1 million, respectively, and at an average price per share of $31.76 and $32.37, respectively. The Company financed the repurchases using a combination of funds generated from operations and borrowings under its revolving line of credit.

In addition, the Company withheld shares valued at $2.8 million in the nine months ended December 31, 2012, compared to $2.5 million in the nine months ended December 31, 2011, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants and did not represent an expense to the Company.

Privately Negotiated Transactions

Pursuant to a Board authorized accelerated share repurchase ("ASR") program, the Company entered into three separate Master Confirmation and Supplemental Confirmations ("ASR Agreements") with Goldman, Sachs & Co. ("Goldman") during the nine months ended December 31, 2011. Under these ASR Agreements, the Company paid Goldman $150.0 million in exchange for delivery of 3,967,883 shares during the nine months ended December 31, 2011. Based on the number of shares delivered and the Company's closing stock price on the dates at which the major terms of the ASR Agreements were reached, the total consideration allocated to stock repurchases as of December 31, 2011 was $135.0 million. The remaining $15.0 million was recorded as an equity forward contract and was included in additional paid-in-capital in the condensed consolidated balance sheet as of December 31, 2011.

Treasury Stock Retirement

During the nine months ended December 31, 2011, the Company retired 5,000,000 shares of treasury stock at a total value of $177.1 million. This was a non-cash equity transaction in which the cost of the reacquired shares was recorded as a reduction to both retained earnings and treasury stock. The shares were returned to the status of authorized but unissued shares.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of immaterial tax effects, are as follows:

(in thousands)	December 31, 2012	March 31, 2012
Accumulated unrealized gain (loss) on cash flow hedges	$(897)	$1,904
Accumulated foreign currency translation adjustments	4,334	4,392
Accumulated unrealized gain on investments	87	61
Accumulated other comprehensive income	$3,524	$6,357

11. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss due to credit risk that it would incur if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative contracts as of December 31, 2012.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

Non-Designated Hedges

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  These foreign exchange forward contracts are not subject to the hedge accounting provisions of the Derivatives and Hedging Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), but are carried at fair value with changes in the fair value recorded within interest and other income, net in the condensed consolidated statements of operations in accordance with the Foreign Currency Matters Topic of the FASB ASC.  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.  The Company does not enter into foreign currency forward contracts for trading purposes. Refer to Note 5, Fair Value Measurements, for disclosure of the Company's fair value hierarchy for its derivative instruments.

As of December 31, 2012, the Company had foreign currency forward contracts denominated in Euros ("EUR"), Great Britain Pounds ("GBP") and Australian Dollars ("AUD").  These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at December 31, 2012:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
EUR	20,600	$27,241	Sell EUR	1 month
GBP	1,600	$2,586	Sell GBP	1 month
AUD	3,300	$3,419	Sell AUD	1 month

Foreign currency transactions, net of the effect of forward contract hedging activity, resulted in immaterial net losses in the three and nine months ended December 31, 2012 and 2011. These immaterial net losses are included in interest and other income, net in the condensed consolidated statements of operations.

Cash Flow Hedges

The Company’s hedging activities include a hedging program to hedge the economic exposure from anticipated EUR and GBP denominated sales.  The Company hedges a portion of these forecasted foreign denominated sales with currency options.  These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The effective portion of the hedge gain or loss is initially reported as a component of accumulated other comprehensive income ("AOCI") and subsequently reclassified into net revenues when the hedged exposure affects earnings.  Any ineffective portion of related gains or losses is recorded in the condensed consolidated statements of operations immediately.  On a monthly basis, the Company enters into option contracts with a one-year term.  The Company does not purchase options for trading purposes.  As of December 31, 2012, the Company had foreign currency put and call option contracts of approximately €52.8 million and £20.0 million.  As of March 31, 2012, the Company had foreign currency put and call option contracts of approximately €63.7 million and £20.0 million.

Included in net revenues in the three and nine months ended December 31, 2012 and 2011 were the following realized gains (losses) on cash flow hedges:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011
Realized gains (losses) included in net revenues	266	—	3,329	(2,635)

A loss of $1.3 million, net of tax, in AOCI as of December 31, 2012 is expected to be reclassified to net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of AOCI and subsequently reclassified into cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the condensed consolidated statements of operations immediately.  As of December 31, 2012 and March 31, 2012, the Company had foreign currency swap contracts of approximately MX$76.5 million and MX$317.5 million, respectively.

In the three and nine months ended December 31, 2012 and 2011, there were no material realized gains or losses on MX$ cash flow hedges recognized in cost of revenues in the condensed consolidated statement of operations and there were no material gains in AOCI as of December 31, 2012 to be recognized during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company’s outstanding MX$ cross-currency swaps and approximate USD Equivalent at December 31, 2012:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	76,500	$5,447	Buy MX$	Monthly over	3 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

The fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
	December 31,	March 31,	December 31,	March 31,
(in thousands)	2012	2012	2012	2012
Foreign exchange contracts designated as cash flow hedges	$421	$2,658	$1,335	$721

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of December 31, 2012 and March 31, 2012, and the pre-tax impact of designated derivative contracts on AOCI for the nine months ended December 31, 2012:

(in thousands)	Gain (loss) included in AOCI as of March 31, 2012	Amount of gain (loss) recognized in AOCI (effective portion)	Amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	Gain (loss) included in AOCI as of December 31, 2012
Foreign exchange contracts designated as cash flow hedges	$1,937	$587	$3,438	$(914)

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in gross profit in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$670	$(555)	$3,438	$(2,572)

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in interest and other income, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011
Gain (loss) on foreign exchange contracts	$(618)	$675	$202	$1,975

12. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rate for the three and nine months ended December 31, 2012 was 18.9% and 23.6%, respectively, compared to 18.3% and 22.8%, respectively, for the same periods in the prior year. The effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.

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

Included in long-term income taxes payable in the condensed consolidated balance sheets as of December 31, 2012 and March 31, 2012 were unrecognized tax benefits of $10.4 million and $11.1 million, respectively, which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $1.9 million as of December 31, 2012 as compared to $1.7 million as of March 31, 2012.  No penalties have been accrued.

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
13. COMPUTATION OF EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator:
Net income	$28,206	$30,898	$77,693	$85,150

Denominator:
Weighted average common shares-basic	41,745	42,541	41,629	44,623
Dilutive effect of employee equity incentive plans	873	1,099	950	1,234
Weighted average common shares-diluted	42,618	43,640	42,579	45,857

Basic earnings per common share	$0.68	$0.73	$1.87	$1.91

Diluted earnings per common share	$0.66	$0.71	$1.82	$1.86

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	1,210	1,092	1,125	1,458

14. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, computers and gaming consoles.  Major product categories include “Office and Contact Center” ("OCC") , which includes corded and cordless communication headsets, audio processors and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes personal computer ("PC") and gaming headsets; and “Clarity”, which includes specialty telephone products marketed for hearing impaired individuals. Revenues from products designed, sold and marketed for the unified communications market are considered to be a part of the office category and are included as part of the Company's OCC net revenues.

The following table presents net revenues by product group for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011
Net revenues from unaffiliated customers:
Office and Contact Center	$139,449	$133,335	$406,601	$400,729
Mobile	44,138	36,024	113,600	96,529
Gaming and Computer Audio	9,024	9,209	23,610	24,985
Clarity	4,791	4,668	14,236	13,541
Total net revenues	$197,402	$183,236	$558,047	$535,784

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Prior to the first quarter of fiscal year 2013, net revenues from the Middle East were included in Europe, Middle East and Africa ("EMEA"). Effective in the first quarter of fiscal year 2013, net revenues from the Middle East were included in Asia Pacific and prior period net revenues have been reclassified to conform to the current year presentation. The following table presents net revenues by geography for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011
Net revenues from unaffiliated customers:
U.S.	$111,847	$99,070	$323,438	$300,557

Europe and Africa	51,095	49,825	131,622	134,349
Asia Pacific	20,637	20,399	64,055	61,863
Americas, excluding U.S.	13,823	13,942	38,932	39,015
Total international net revenues	85,555	84,166	234,609	235,227
Total net revenues	$197,402	$183,236	$558,047	$535,784

One customer accounted for 10% of Net revenues for the three months ended December 31, 2012. No customer accounted for 10% or more of net revenues for the nine months ended December 31, 2012 or for the three and nine months ended December 31, 2011.

No customer accounted for 10% or more of accounts receivable, net in the condensed consolidated balance sheets at December 31, 2012 and March 31, 2012.

15. RESTRUCTURING AND OTHER RELATED CHARGES

The Company initiated a restructuring plan during the third quarter of fiscal year 2013. Under the plan, the Company reallocated costs by eliminating certain positions in the U.S., Mexico, China, and Europe, and transitioned some of these positions to lower cost locations. The Company also plans to vacate a portion of a leased facility at its corporate headquarters.  The restructuring costs are accounted for in accordance with the Exit or Disposal Cost Obligations and Compensation - Nonretirement Postemployment Benefits Topics of the FASB ASC.  The Company expects to incur pre-tax charges of approximately $3.4 million, consisting of $1.9 million for severance and related benefits during the third quarter of fiscal year 2013, $0.5 million in accelerated depreciation expense to be recorded during the fourth quarter of fiscal year 2013 through the first quarter of fiscal year 2014 on leasehold improvement assets with no alternative future use, and $1.0 million for lease termination costs to be recorded when the Company exits the facility in the first quarter of fiscal year 2014. The Company anticipates the restructuring plan will be substantially complete by the end of the first quarter of fiscal year 2014.

16. SUBSEQUENT EVENTS

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which includes a provision that retroactively extends the federal tax research credit to January 1, 2012 for two years. When the Company recognizes the benefit of the retroactive reinstatement in the fourth quarter of fiscal year 2013, it will report a discrete tax benefit of approximately $2.0 million for the previously expired period from January 1, 2012 to December 31, 2012.

On January 2, 2013, the Company retired 5,398,376 shares of treasury stock with a total value of $176.3 million. This was a non-cash equity transaction in which the cost of the reacquired shares was recorded as a reduction to both Retained earnings and Treasury stock. The shares were returned to the status of authorized but unissued shares.

On January 29, 2013, the Company's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock, payable on March 11, 2013 to stockholders of record at the close of business on February 20, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” "potential," “will,” “shall” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include statements regarding (i) the Unified Communications ("UC") markets, (ii) our long-term strategy to invest in UC, (iii) the future of UC technologies, including the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectation concerning our revenue opportunity from UC, (iv) the Mobile Bluetooth market and the stereo and mono product categories, (v) our position in the Mobile Bluetooth market and the effect of our new products on our position in that market, (vi) our research and development strategy, including our investments in firmware and software engineering and value-added software applications, as well as our strategic partnerships, (vii) the Plantronics Developer Connection, (viii) our expectations regarding our sales force and customer service operations, (ix) the maintenance of our reputation in the industry, (x) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xi) our future tax rate, (xii) our anticipated capital expenditures for the remainder of fiscal year 2013 and the sufficiency of our cash, cash equivalents and cash from operations, (xiii) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xiv) our ability to draw funds on our credit facility as needed, and (xv) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship a broad range of products to approximately 60 countries through a worldwide network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers. We have well-developed distribution channels in North America, Europe, Australia, New Zealand, and other parts of Asia Pacific where use of our products is widespread. Our distribution channels in other regions of the world are less mature and, while we primarily serve the contact center markets in those regions, we continue to expand into the office, mobile and entertainment, digital audio and specialty telephone markets.

We believe Unified Communications ("UC") represents the key long-term driver of our revenue and profit growth, and it continues to be our primary area of focus. UC is the integration of voice and video based communications systems enhanced with software applications and Internet Protocol ("IP") networks. Business communications are being transformed from voice-centric systems supported by traditional PBX infrastructure to communication systems that are fully integrated with voice, video, and data and are supported by feature rich UC software. With this transformation, the requirement for a traditional headset used only for voice communications continues to evolve into the need for a device that delivers contextual intelligence, providing the ability to reach others using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how the user can be reached. Our portfolio of UC solutions combines hardware with advanced sensor technology and capitalizes on contextual intelligence, addressing the needs of the constantly changing business environments and evolving work styles to make connecting easier and by sharing presence information to convey user availability and other contextual information. We believe UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration, and we believe our solutions with Simply Smarter CommunicationsTM technology will be an important part of the UC environment.

The contact center, which includes UC, is our most mature market, and we expect this market to grow slowly over the long-term. We believe the growth of UC will increase overall headset adoption in enterprise environments and we therefore expect most of the growth in Office and Contact Center ("OCC") over the next five years to come from headsets designed for UC.

The Mobile Bluetooth market is heavily impacted by economic conditions and consumer confidence, and while the retail market in the U.S. has been slowing, international markets have been growing, particularly in emerging market countries. Overall, we expect this category to show modest growth over the long term. Within the overall market, the stereo product category shows significant growth, while the mono category is slowing or declining. Our new product launches and recent planned investments help position us to maintain share in the Mobile Bluetooth market.

Integral to our core research and development have been investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed, and development of value-added software applications for business users has been the focus of our core research and development efforts. We believe these investments in software development will help us to differentiate our products and sustain strong long-term gross margins. We continue to strengthen our strategic partnerships with UC platform suppliers to ensure that our products are compatible with all major platforms as UC usage becomes an essential part of the enterprise communications landscape.

We remain cautious about the macroeconomic environment, based on greater than usual uncertainty around fiscal policy in the U.S., as well as broader economic uncertainty in many parts of Europe and Asia Pacific, which makes it difficult for us to gauge what impact the economy may have on our future business. We will continue to monitor our expenditures and prioritize expenditures that further our strategic long-term growth opportunities such as innovative product development in our core research and development efforts, including the use of software and services as part of our portfolio. In furtherance of our commitment to UC, in May 2012, we announced the Plantronics Developer Connection (the “PDC”), which provides a software developer kit allowing registered developers access to a rich set of tools and providing a forum to interact, share ideas and develop innovative applications. We believe the PDC is a valuable resource for application developers to leverage the contextual intelligence built into our headsets, ultimately providing a broad array of capabilities such as user authentication, customer information retrieval based on incoming mobile calls, and connecting a user's physical actions in the real world to the virtual world. We will also continue to grow and develop our sales force and increase marketing and other customer service and support as we expand key strategic partnerships to market our UC products.  We believe we have an excellent position in the UC market and a well-deserved reputation for quality and service that we expect to maintain through ongoing investment and strong execution.

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

	Three Months Ended December 31,				Nine Months Ended December 31,
(in thousands, except percentages)	2012		2011		2012		2011
Net revenues	$197,402	100.0%	$183,236	100.0%	$558,047	100%	$535,784	100.0%
Cost of revenues	95,238	48.2%	87,024	47.5%	260,959	46.8%	246,548	46.0%
Gross profit	102,164	51.8%	96,212	52.5%	297,088	53.2%	289,236	54.0%
Operating expenses:
Research, development and engineering	20,248	10.3%	16,829	9.2%	59,525	10.7%	51,386	9.6%
Selling, general and administrative	45,442	23.0%	41,976	22.9%	134,476	24.1%	128,510	24.0%
Restructuring and other related charges	1,868	0.9%	—	—%	1,868	0.3%	—	—%
Total operating expenses	67,558	34.2%	58,805	32.1%	195,869	35.1%	179,896	33.6%
Operating income	34,606	17.5%	37,407	20.4%	101,219	18.1%	109,340	20.4%
Interest and other income, net	177	0.1%	406	0.2%	464	0.1%	989	0.2%
Income before income taxes	34,783	17.6%	37,813	20.6%	101,683	18.2%	110,329	20.6%
Income tax expense	6,577	3.3%	6,915	3.8%	23,990	4.3%	25,179	4.7%
Net income	$28,206	14.3%	$30,898	16.9%	$77,693	13.9%	$85,150	15.9%

NET REVENUES

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Net revenues from unaffiliated customers:
Office and Contact Center	$139,449	$133,335	$6,114	4.6%	$406,601	$400,729	$5,872	1.5%
Mobile	44,138	36,024	8,114	22.5%	113,600	96,529	17,071	17.7%
Gaming and Computer Audio	9,024	9,209	(185)	(2.0)%	23,610	24,985	(1,375)	(5.5)%
Clarity	4,791	4,668	123	2.6%	14,236	13,541	695	5.1%
Total net revenues	$197,402	$183,236	$14,166	7.7%	$558,047	$535,784	$22,263	4.2%

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

Net revenues increased in the third quarter of fiscal year 2013 over the same period a year ago as a result of higher Mobile revenues driven by a stronger product portfolio that was well received in the retail market, as well as from higher OCC revenues driven by growth in UC, partly offset by an overall decrease in revenue from core OCC products.

Net revenues increased in the nine months ended December 31, 2012 over the same period a year ago resulting primarily from higher Mobile revenues due to a stronger product portfolio that was well received in the retail market. UC revenues have continued to grow, mostly offset by declines in revenue from core OCC products. We believe that overall OCC product sales have been adversely impacted by weak economic conditions in international markets.

Geographical Information

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$111,847	$99,070	$12,777	12.9%	$323,438	$300,557	$22,881	7.6%
As a percentage of net revenues	56.7%	54.1%			58.0%	56.1%
Europe and Africa	51,095	49,825	1,270	2.5%	131,622	134,349	(2,727)	(2.0)%
Asia Pacific	20,637	20,399	238	1.2%	64,055	61,863	2,192	3.5%
Americas, excluding U.S.	13,823	13,942	(119)	(0.9)%	38,932	39,015	(83)	(0.2)%
Total international net revenues	85,555	84,166	1,389	1.7%	234,609	235,227	(618)	(0.3)%
As a percentage of net revenues	43.3%	45.9%			42.0%	43.9%
Total net revenues	$197,402	$183,236	$14,166	7.7%	$558,047	$535,784	$22,263	4.2%

Prior to the first quarter of fiscal year 2013, net revenues from the Middle East were included in Europe and Africa ("E&A"), formerly referred to as Europe, Middle East and Africa ("EMEA"). In the three and nine months ended December 31, 2012, net revenues from the Middle East were included in Asia Pacific ("APAC") and prior period net revenues have been reclassified to conform to the current period presentation.

U.S. net revenues increased in the three and nine months ended December 31, 2012, as compared to the same periods in the prior year, with healthy growth in both OCC and Mobile product revenues, the latter of which included market share gains in mono Bluetooth.

In the three months ended December 31, 2012, international net revenues increased due to double-digit year-on-year growth in Mobile revenues in the E&A and APAC regions driven by a stronger product portfolio. These increases were partly offset by the decline in OCC revenues.

In the nine months ended December 31, 2012, international net revenues decreased due to declining revenues from OCC products in the E&A and APAC regions resulting primarily from macroeconomic factors, particularly in the E&A region. These decreases were partly offset by strong growth in revenues from Mobile products.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including IT and facilities costs.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Net revenues	$197,402	$183,236	$14,166	7.7%	$558,047	$535,784	$22,263	4.2%
Cost of revenues	95,238	87,024	8,214	9.4%	260,959	246,548	14,411	5.8%
Gross profit	$102,164	$96,212	$5,952	6.2%	$297,088	$289,236	$7,852	2.7%
Gross profit %	51.8%	52.5%			53.2%	54.0%

As a percentage of net revenues, gross profit decreased in the three and nine months ended December 31, 2012 compared to the same periods a year ago due primarily to an unfavorable product mix with a lower proportion of overall revenue in OCC products and a stronger USD primarily against the Euro. In the three months ended December 31, 2012 compared to the same period a year ago, the decrease from unfavorable product mix was partly offset by lower materials and procurement costs and lower excess and obsolete inventory. In the nine months ended December 31, 2012 compared to the same period a year ago, these unfavorable effects were partly offset by lower warranty requirements and lower excess and obsolete inventory.

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

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Research, development and engineering	$20,248	$16,829	$3,419	20.3%	$59,525	$51,386	$8,139	15.8%
% of net revenues	10.3%	9.2%			10.7%	9.6%

During the three and nine months ended December 31, 2012, research, development and engineering expenses increased as compared to the same periods a year ago due primarily to an increase in our investment in software development and other capabilities related to UC product development. This investment consisted primarily of engineering headcount resulting in increased compensation expenses of $2.6 million and $5.9 million for the three and nine months ended December 31, 2012, respectively, and higher project expenses associated with the development of new products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including IT, facilities, legal costs, and human resources.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Selling, general and administrative	$45,442	$41,976	$3,466	8.3%	$134,476	$128,510	$5,966	4.6%
% of net revenues	23.0%	22.9%			24.1%	24.0%

In the three and nine months ended December 31, 2012, compared to the same periods a year ago, selling, general and administrative expenses increased, primarily as a result of increased compensation expense of $3.2 million and $6.9 million, respectively, mainly due to increased investment in our sales force and marketing organizations to support the UC opportunity and growth in emerging markets.

RESTRUCTURING AND OTHER RELATED CHARGES

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Restructuring and other related charges	$1,868	$—	$1,868	100%	$1,868	$—	$1,868	100%
% of net revenues	0.9%	—%			0.3%	—%

We initiated a restructuring plan during the third quarter of fiscal year 2013.  Under the plan, we reallocated costs by eliminating certain positions in the U.S., Mexico, China, and Europe, and transitioned some of these positions to lower cost locations.  We also plan to vacate a portion of a leased facility at our corporate headquarters.  Savings from this plan will allow us to increase investments in areas that we believe will improve our business growth, particularly sales and marketing, by $4.0 million annually.  We expect to incur pre-tax charges of approximately $3.4 million, consisting of $1.9 million for severance and related benefits during the third quarter of fiscal year 2013, $0.5 million in accelerated depreciation expense to be recorded during the fourth quarter of fiscal year 2013 through the first quarter of fiscal year 2014 on leasehold improvement assets with no alternative future use, and $1.0 million for lease termination costs to be recorded when we exit the facility in the first quarter of fiscal year 2014.  We anticipate that the plan will be substantially complete by the end of the first quarter of fiscal year 2014.

INTEREST AND OTHER INCOME, NET

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Interest and other income, net	$177	$406	$(229)	(56.4)%	$464	$989	(525)	(53.1)%
% of net revenues	0.1%	0.2%			0.1%	0.2%

In the three months ended December 31, 2012, compared to the same period a year ago, interest and other income, net decreased due primarily to lower foreign exchange gains from fluctuations in the USD against the Great Britain Pound and the Euro.

In the nine months ended December 31, 2012, compared to the same period a year ago, interest and other income, net decreased due primarily to higher cumulative interest expense on our revolving line of credit in the nine months ended December 31, 2012.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2012	2011	(Decrease)		2012	2011	(Decrease)
Income before income taxes	$34,783	$37,813	$(3,030)	(8.0)%	$101,683	$110,329	$(8,646)	(7.8)%
Income tax expense	6,577	6,915	(338)	(4.9)%	23,990	25,179	(1,189)	(4.7)%
Net income	$28,206	$30,898	$(2,692)	(8.7)%	$77,693	$85,150	$(7,457)	(8.8)%
Effective tax rate	18.9%	18.3%			23.6%	22.8%

The higher effective tax rate for the three and nine months ended December 31, 2012 is due primarily to the expiration of the federal tax research credit in December 2011 and a smaller proportion of income earned in foreign jurisdictions which are taxed at lower rates, offset in part by the release of larger tax reserves than in the prior year period, which in both cases resulted from the expiration of certain statutes of limitations. Our effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  Our future tax rates could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law which includes a provision that retroactively extends the federal tax research credit to January 1, 2012 for two years. When we recognize the benefit of the retroactive reinstatement in the fourth quarter of fiscal year 2013, we will report a discrete tax benefit of approximately $2.0 million for the previously expired period from January 1, 2012 to December 31, 2012.

FINANCIAL CONDITION

The table below provides a summary of our condensed consolidated cash flow information for the periods presented:

	Nine Months Ended
	December 31,		Increase
(in thousands)	2012	2011	(Decrease)
Net cash provided by operating activities	$93,254	$87,471	$5,783
Net cash used for investing activities	(63,623)	(6,129)	(57,494)
Net cash used for financing activities	(42,209)	(179,224)	137,015
Effect of exchange rate changes on cash and cash equivalents	(101)	(1,428)	1,327
Net decrease in cash and cash equivalents	$(12,679)	$(99,310)	$86,631

Operating Activities

Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities, net of effect of acquisition in the current fiscal year.
Net cash provided by operating activities for the nine months ended December 31, 2012 compared to the same period in the prior year was $93.3 million, an increase of approximately $5.8 million, due to changes in operating assets and liabilities and adjustments for non-cash items, partly offset by lower net income. Adjustments for non-cash items were higher due primarily to changes in deferred income taxes, a decrease in excess tax benefits from stock based compensation, and higher depreciation and amortization due primarily to accelerated depreciation associated with exiting a manufacturing facility in Mexico, partly offset by lower reserve requirements for excess and obsolete inventories as a result of improved inventory planning. In the third quarter of fiscal year 2013, our days sales outstanding ("DSO") improved over the same period in the prior year from 54 days to 51 days.  This decrease in DSO was driven by significant collections late in the quarter, coupled with an increase in revenues when compared to the same quarter in the prior year.

Changes in operating assets and liabilities for the nine months ended December 31, 2012 compared to the same period in the prior year included the following:

•	Accounts payable increased due primarily to the timing of payments.

•
Accrued liabilities increased due primarily to the timing of payments of performance-based compensation. In the prior year, one-half of the accrued performance-based compensation was paid in the third quarter whereas, this year, the entire accrued performance-based compensation will be paid in the first quarter of fiscal year 2014.

•	Inventories increased due primarily to last time buys from one of our primary chip suppliers.

•
Accrued income taxes decreased due to timing of payments to tax authorities and the release of a tax liability from the expiration of certain statutes of limitations that was larger than the comparable release in the prior year period.

We expect that we will continue to generate cash from our operating activities during the remainder of fiscal year 2013 and beyond.
Investing Activities

Net cash used for investing activities increased by $57.4 million for the nine months ended December 31, 2012 compared to the same period in the prior year due to a $24.1 million decrease from net sales and maturities of short-term investments, $17.1 million increase from net purchases of long-term investments, $14.3 million increase in capital expenditures related primarily to the purchase of a new manufacturing facility in Tijuana, Mexico, building improvements, IT projects and tooling, and $1.9 million increase in acquisition costs.

For the remainder of fiscal year 2013, we expect to spend approximately $13.0 million in capital expenditures, consisting primarily of building improvements and additional capital expenditures related to the construction at the Tijuana manufacturing facility, IT related expenditures and tooling for new products.  We will continue to evaluate new business opportunities and new markets; as a result, future growth within our existing business or new opportunities and markets may require expenditures for additional facilities and other capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities decreased by $137.0 million for the nine months ended December 31, 2012 compared to the same period in the prior year due to a $220.5 million decrease in the level of common stock repurchases, offset by $56.5 million higher net repayments against our revolving line of credit, $16.5 million lower proceeds from the exercise of stock options, $5.9 million in higher cash dividend payments, and $4.2 million in lower excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  At December 31, 2012, we had working capital of $438.7 million, including $328.9 million of cash, cash equivalents and short-term investments, compared with working capital of $438.0 million, including $334.5 million of cash, cash equivalents and short-term investments at March 31, 2012.

Our cash and cash equivalents as of December 31, 2012 consisted of U.S. Treasury Bills, Commercial Paper and bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of December 31, 2012, of our $328.9 million of cash, cash equivalents and short-term investments, $14.6 million is held domestically while $314.3 million is held by foreign subsidiaries. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to permanently reinvest our earnings from foreign operations and our current plans do not require us to repatriate our earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of December 31, 2012, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposit (“CDs”).

From time to time, our Board of Directors ("Board") has authorized plans under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the first nine months of fiscal year 2013, we repurchased 743,818 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $23.6 million, with an average price of $31.76 per share. In addition, we withheld 88,247 shares with a total value of $2.8 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans. There were no privately negotiated stock repurchase transactions during the nine months ended December 31, 2012.

As of December 31, 2012, there remained 889,795 shares authorized for repurchase under the stock repurchase program approved by the Board on August 6, 2012. For more information regarding our stock repurchase programs, refer to Note 9, Common Stock Repurchases, of the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

In May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("Bank"), as most recently amended in August 2012 to extend its term to May 2015 (as amended, the "Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit (the "line of credit") to augment our financial flexibility and, if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Any outstanding principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2015, and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of December 31, 2012, we had outstanding borrowings of $20.0 million under the line of credit. Loans under the Credit Agreement bear interest at our election (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBIDTA"); and,

•	minimum EBIDTA coverage ratio, which is calculated as interest payments divided by EBIDTA.

As of December 31, 2012, we were in compliance with these ratios by a substantial margin.

In addition, we and our subsidiaries are required to maintain, on a consolidated basis, unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. As of December 31, 2012, we were in compliance with all covenants under the line of credit.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2012, we had $9.0 million in unconditional purchase obligations with remaining terms exceeding one year related to an ongoing IT project we expect to complete in the first quarter of fiscal year 2015.  In addition, our unrecognized tax benefits and related interest were $10.4 million and $1.9 million, respectively, as of December 31, 2012.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, long-term income taxes payable on our condensed consolidated balance sheets includes these unrecognized tax benefits.  We do not anticipate making any material cash payments associated with our unrecognized tax benefits within the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the Securities and Exchange Commission ("SEC") on May 25, 2012.  There have been no changes to our critical accounting estimates during the nine months ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors.”

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments and long-term investments as follows:

(in millions)	December 31, 2012	March 31, 2012
Cash and cash equivalents	$196.7	$209.3
Short-term investments	$132.2	$125.2
Long-term investments	$79.6	$55.3

As of December 31, 2012, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds and CDs.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the three and nine months ended December 31, 2012 and 2011.

Interest rates were relatively unchanged in the three and nine months ended December 31, 2012 compared to the same periods in the prior year. During the three and nine month periods ended December 31, 2012, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no significant interest expense from our revolving line of credit. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income or expense.

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

We experienced immaterial net foreign currency losses in the three and nine months ended December 31, 2012 and 2011. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and the GBP in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP and AUD denominated cash, accounts receivable and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of December 31, 2012 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$27.2	$2.7	$(2.7)
GBP	Sell GBP	$2.6	$0.3	$(0.3)
AUD	Sell AUD	$3.4	$0.3	$(0.3)

Cash Flow Hedges

In the nine months ended December 31, 2012, approximately 42.0% of our net revenues was derived from sales outside of the U.S., which were denominated primarily in EUR and GBP.

As of December 31, 2012, we had foreign currency put and call option contracts with notional amounts of approximately €52.8 million and £20.0 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $6.2 million or incur a loss of $7.8 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of December 31, 2012 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$103.7	$1.7	$(7.3)
Put options	$96.1	$4.5	$(0.5)

Collectively, our swap contracts hedge against a portion of our forecasted MX$ denominated expenditures. As of December 31, 2012, we had cross-currency swap contracts with notional amounts of approximately MX$76.5 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of December 31, 2012 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$5.4	$(0.5)	$0.7

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  There were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. See Note 6, Commitments and Contingencies, of the accompanying Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

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

Our operations and performance are dependent on worldwide economic conditions. Uncertainty regarding future economic conditions makes it more challenging for us to forecast operating results, make business decisions, and identify the risks that may affect our business, sources and uses of cash, financial condition and results of operations. Global economic concerns such as the uncertain and slow pace of economic recovery worldwide and the continued economic downturn in Europe and the Asia Pacific region have increased uncertainty and unpredictability for our business as consumers and businesses postpone or forego spending, increasing risk to our future outlook. A global economic downturn, a recurrence of recession in the U.S. or a more severe downturn in Europe, whether short-term or prolonged, may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition and customer and supplier bankruptcies.

Replacement cycles of our Office and Contact Center ("OCC") headset products, in particular, are impacted by lower voluntary employee turnover as new headset demand is typically created as a result of employees changing employers and transitioning to new job opportunities. In the current economic environment, voluntary employee turnover rates remain significantly below pre-recession levels which, therefore, have resulted in decreased sales of our OCC headsets.

Financial institutions continue to experience significant market pressure and increasing regulatory scrutiny in connection with a variety of factors and events including, lenders' exposure to the sovereign debt of countries like Greece, Italy and Spain, failures of financial services institutions and low liquidity levels. As a result of the pressure and regulatory scrutiny, lenders may be more likely to further consolidate, cease to do business, or be required to meet increased compulsory capitalization thresholds, any of which could result in further tightening of the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. There could be a number of negative effects on our business, including impaired credit availability and increased financial instability of our customers, suppliers and distributors and other sales channel sources. Any of these events could harm our business, results of operations and financial condition.

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”), committing the U.S. government to significantly reduce the federal deficit over ten years. The BCA contains provisions commonly referred to as “sequestration” which call for substantial, unspecified automatic spending cuts split between defense and non-defense programs that may continue for a period of ten years.  In January 2013, Congress enacted the American Taxpayer Relief Act of 2012, which temporarily postpones enactment of the sequestration provisions until March 2013 to give Congress additional time to evaluate the amount of deficit reduction under the BCA and reconsider the allocation of spending cuts between government departments. We cannot currently predict the outcome of Congressional negotiations or whether such efforts will result in significant funding delays or cancellation of orders by the federal government or contractors to the federal government that may adversely impact our business and results of operations.

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

Our OCC products represent our largest source of revenue.  We believe that our greatest long-term opportunity for revenue and profit growth in the OCC market and overall is in the UC office market, and our foremost strategic objective is to increase headset adoption. We continue to invest in the development of new products and to enhance existing products to be more appealing in functionality and design for the UC market. In addition, in 2012 we introduced our developer community, Plantronics Developer Connection (the "PDC"), to allow third party developers an opportunity to develop ways to utilize the functionality of our UC portfolio. However, it remains unclear if the PDC will successfully generate third party developer interest in creating new or unique uses for our UC products that expands the rate or extent of adoption of our UC products. We also target certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large enterprises will be a significant long-term driver of enterprise UC headset adoption, and, as a result, a key long-term driver of revenue and product growth; however, we can give no assurance that significant growth in UC will occur or that we will be able to take advantage of any growth that does occur.

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

•
The development of UC solutions is technically complex and this may delay or limit our ability to introduce solutions that are cost effective, feature-rich, stable and attractive to our customers on a timely basis.

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

If our investments in, and strategic focus on, UC does not generate incremental revenue, our business, financial condition, and results of operations could be materially adversely affected.

The failure of our suppliers to provide quality components or services in a timely manner could adversely affect our results of operations.

Our growth and ability to meet customer demand depends in part on our ability to timely obtain sufficient quantities of raw materials, components, sub-assemblies, and products of acceptable quality from our suppliers. We buy raw materials, components and sub-assemblies from a variety of suppliers and assemble them into finished products. In addition, certain of our components and products are manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, sub-assemblies, and finished products entails various risks, including the following:

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

•
We obtain certain raw materials, sub-assemblies, components and products from certain suppliers, including a majority of our Bluetooth products from GoerTek, Inc. Alternate sources for these items may not be readily available or at acceptable prices. Any failure of GoerTek or our other suppliers to remain in business, provide us with the quantity of components or products that we need or purchase the raw materials, subcomponents and parts of acceptable quality required to produce and provide to us the components or products we need could, among other things, delay our ability to meet demand for our products or require us to incur additional costs to obtain components from other suppliers, if alternative sources are available at all.

•
Although we generally use standard raw materials, parts and components for our products, the high development costs associated with existing and emerging wireless and other technologies may require us to work with a single source of silicon chips, chip-sets or other components or materials (“components or materials”) on any particular product. We, or any of our suppliers, may experience challenges in designing, developing and manufacturing components or materials using these new technologies which could affect our ability to meet market schedules.  Our suppliers may decide for commercial reasons to discontinue components or materials that we have designed into our products or may cease doing business completely due to adverse economic conditions or otherwise. Due to our dependence on single suppliers for certain components or materials, if our suppliers cease making the components or materials we use or cannot meet our demand, we could experience higher prices, a delay in development of the components or materials, be forced to redesign or end of life products, make large last-time buys which are held in inventory for extended periods of time or be unable to meet customer demand for these products.  If this occurs, our business, financial condition and results of operations could be materially adversely affected.

•
Because of the lead times required to obtain certain raw materials, sub-assemblies, components and products from certain suppliers, we may be unable to react quickly to changes in demand, potentially resulting in either (i) excess inventories of such goods or materials, sub-assemblies, or components, or (ii) product shortages. Lead times are particularly long on silicon-based components incorporating radio frequency and digital signal processing technologies and such components make up an increasingly larger portion of our product costs.  In particular, many consumer product orders have shorter lead times than the component lead times, making it increasingly necessary to carry more inventory in anticipation of those orders, which may not materialize.  Failure to synchronize the timing of purchases of raw materials, sub-assemblies, components and products to meet demand could increase our inventories and/or decrease our revenues and could materially adversely affect our business, financial condition and results of operations.

•
We buy most of our raw materials, components and subassemblies on a purchase order basis and do not have long-term commitments from our suppliers as to price or supply. Prices for many commodities are rising based on demands from within our industry and other industries with which we compete for raw materials and components which are increasing our costs. Additionally, if our suppliers experience increased demand or shortages, it could affect the timeliness of deliveries to us and our customers. Any such shortages or further increases in prices could materially adversely affect our business, financial condition, and results of operations.

•
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. Securities and Exchange Commission ("SEC") adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. The disclosure requirements became effective for calendar year 2013. The implementation of these requirements could affect the sourcing and availability of metals used in the manufacture of a limited number of parts contained in our products. For example, the implementation of these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may be unable to conclusively verify the origins for all metals used in our products. We may suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, we will incur additional costs associated with compliance with these disclosure requirements, including time-consuming and costly efforts to determine the source of any conflict minerals used in our products.

If we do not match production to demand, we may lose business or our gross margins could be materially adversely affected.

Our industry is characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short-term customer commitments and changes in demand. Production levels are forecasted based on anticipated and actual demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. It is particularly difficult to make accurate forecasts because of the uncertainties inherent in global and regional economies. Significant unanticipated fluctuations in product supply or demand could cause operating problems. For example, if forecasted demand does not develop, we could have excess inventory and capacity.  We have experienced differences between our actual and forecasted demand in the past and expect that differences may arise in the future.

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

From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our products or cause customers to defer or stop purchasing our products until new products become available. Additionally, the announcement of new products may incite customers to increase purchases of successful legacy products as part of a last-time buy strategy; thereby increasing sales in the short-term while decreasing future sales by delaying consumer adoption of new products. These inherent risks transitioning to new products increase the difficulty of accurately forecasting demand for discontinued products as well as demand and acceptance for new products. Accordingly, we must effectively manage inventory levels to have an adequate supply of the new product and avoid retention of excess legacy product; however, we must also concurrently maintain sufficient levels of older product inventory to support continued sales during the transition. Our failure to effectively manage transitions from old to new products could result in inventory obsolescence, and/or loss of revenue and associated gross profit, which may further result in one or more material adverse effects on our revenues and profitability.

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

All of the markets for our products are intensely competitive. We face pressure on our average selling prices, sales terms and conditions, and performance, technical and feature enhancements from our competitors. Also, aggressive industry pricing practices may result in downward pressure on margins.

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

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with Motorola, Nokia, Aliph's Jawbone brand, BlueAnt Wireless, Samsung, GN's Jabra brand, Bose and Sony Ericsson among many others.  Many of these competitors have substantially greater resources than us, and each of them has established market positions in this business. In the UC and office and contact center markets, the largest competitors are GN, Sennheiser Communications, VXI and Logitech. For the entertainment and computer audio market, our primary competitors are Sennheiser and Logitech.  Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products including products that are modeled on or are direct copies of our products. These new competitors offer very low cost products which result in pricing pressure in the market. If market prices are substantially reduced by new entrants into the headset market, our business, financial condition or results of operations could be materially adversely affected.

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

If we are unable to stimulate growth in our business or if our expenditures to stimulate demand do not generate incremental profit, our business, financial condition, results of operations and cash flows could suffer.  In addition, failure to effectively market our products to customers could lead to lower and more volatile revenue and earnings, excess inventory and the inability to recover associated development costs, any of which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives which could have an adverse effect on our business.

Original design manufacturers and contract manufacturers produce key portions of our product lines for us, including, for example, GoerTek, Inc. which manufacturers the majority of our mono Bluetooth products. Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and timely deliveries, unanticipated or inconveniently timed loss of services and reduced flexibility to respond to changes specific to us or our industry. Financial instability of our manufacturers or contractors resulting from the global recession or otherwise could result in our having to find or transition manufacturing to new suppliers which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue manufacturing our products for a variety of reasons. Consequently, if one or more original design manufacturers or contract manufacturers is unable or unwilling to meet our demand, delivery or price requirements, our business and operating results in all or a portion of our product lines could be severely and materially affected in the event it is difficult, costly or time-consuming to identify and ramp-up alternative manufacturers.

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

•
reductions in the number of suppliers participating in the Bluetooth market, thereby reducing our sourcing options and potentially increasing our costs at a time when our ability to offset higher costs with corresponding product price increases is limited;

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

•	our ability to maintain insight into, and quickly respond to, sudden changes in laws or regulations before our competitors; and

•	competition may increase more than we expect and result in product pricing pressures.

Failure to compete successfully in the consumer business market may have an adverse effect on our business, results of operations and financial condition.

We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our revenues, gross profit, and profitability.

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in USD, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the GBP. For example, in the second quarter of fiscal year 2013, our revenues were negatively impacted by the strength of the USD as compared to the Euro. Furthermore, fluctuations in foreign currency rates impact our global pricing strategy resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with USD prices and to respond to currency-driven competitive pricing actions. Large or frequent fluctuations in foreign currency rates coupled with the ease of identifying global price differences for our products via the Internet increase the likelihood of unauthorized third party sales in varying countries undermining our established sales channels and operations. We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability. Additionally, a large majority of our suppliers are located internationally, principally in Asia. Accordingly, volatile or sustained increases or decreases in exchange rates of Asian currencies may result in increased costs or reductions in the number of qualified suppliers.

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

We hedge a portion of our Euro and GBP forecasted revenue exposures for the future 12 month period. In addition, we hedge a portion of our Mexican Peso forecasted cost of revenues and we have foreign currency forward contracts denominated in Euros, GBP and Australian Dollars which hedge against a portion of our foreign-currency denominated assets and liabilities. Our foreign currency hedging contracts reduce, but do not eliminate, the impact of currency exchange rate movements and we do not execute hedging contracts in all currencies in which we conduct business. We can offer no assurance that such hedging strategies will be effective. Additionally, even if our hedging techniques are successful in the periods during which the rates are hedged, our future revenues, gross profit and profitability may be negatively affected both at current rates and by adverse fluctuations in currencies against the USD.

Our business will be materially adversely affected if we are unable to develop, manufacture, and market new products in response to changing customer requirements and new technologies.

The market for our products is characterized by rapidly changing technology, evolving industry standards, short product life cycles and frequent new product introductions by us and our competitors and partners, including mobile phone and software application developers. As a result, we must continually introduce new products and technologies and enhance or adapt existing products to work with a wider variety of new and existing devices and applications in order to maintain customer satisfaction and remain competitive.

The technology used in our products is evolving more rapidly now than it has historically, and we anticipate that this trend will continue. Historically, the technology used in lightweight communications headsets evolved slowly. New products primarily offered stylistic changes and quality improvements rather than significant new technologies. Our increasing reliance and focus on the UC market has resulted in a growing portion of our products that integrate significant new technology, increasing the risks associated with new product ramp-up, including product performance and defects in the early stages of production. In addition, our increasing participation in the consumer market requires us to rapidly and frequently adopt new technology and, thus, our consumer products experience shorter lifecycles. We believe this is particularly true for our newer emerging technology products in the mobile, computer, residential and certain parts of the office markets.  In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality, while historically our focus was limited to audio products.

Office phones have begun to incorporate Bluetooth functionality which has opened the market to consumer Bluetooth headsets and reduced the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wireless headset systems, resulting in lost revenue, lower margins, or both. If sales and margins on our traditional cordless products decline and we are unable to successfully design, develop and market alternatives at historically comparable margins, our revenue and profits may decrease.

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

Our international operations and sales expose us to various risks including, among others:

•	fluctuations in foreign currency exchange rates;

•	cultural differences in the conduct of business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessionary, volatile or adverse global economic conditions;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers, particularly in developing nations such as Brazil, India and others;

•	political conditions, health epidemics, civil unrest or criminal activities within each country;

•	the management, operation and expenses associated with an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws and regulations;

•	currency restrictions; and

•	compliance with anti-bribery laws, including, without limitation, the United States Foreign Corrupt Practices Act and the United Kingdom's Bribery Act.

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

On March 8, 2012, we announced the completion of a 7,000,000 share repurchase program initially authorized by our Board of Directors in May 2011. On August 6, 2012, we announced the completion of a 1,000,000 share repurchase program initially authorized by our Board of Directors in March 2012 and further announced that our Board of Directors had authorized an additional 1,000,000 share repurchase program. There can be no assurance that the quantities of stock repurchased under our stock repurchase programs will continue at recent historical levels, that our stock repurchase programs will have a beneficial impact on our stock price, or that our Board of Directors will authorize additional stock repurchase programs in the future. Additionally, the timing of our stock repurchases varies with fluctuations in the trading price of our common stock such that at any particular time, our domestic cash flow from operations has been, and may be again in the future, insufficient to fully cover our stock repurchases and support our working capital needs, causing us to borrow to support our repurchase or other activities. Although we currently have sufficient reserves in our international locations to fund our existing and any future stock repurchase programs, repatriating all or a portion of our foreign cash would likely result in material tax obligations.

To improve our domestic liquidity in connection with further stock repurchases and other business activities, in May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association, which was most recently amended in August 2012 to extend its term to May 2015 (as amended, the "Credit Agreement"). The Credit Agreement provides for a $100 million unsecured revolving credit facility. We have previously drawn funds and expect to continue drawing funds under the Credit Agreement from time to time, which amounts bear interest. Moreover, the Credit Agreement contains affirmative and negative covenants with which we must comply. These restrictions apply regardless of whether any loans are outstanding and could adversely impact how we operate our business and our operating results which, in turn, may negatively impact our stock price. In addition, as we borrow additional funds on the credit facility under the Credit Agreement, we may be required to increase the borrowing limit under the Credit Agreement or seek additional sources of credit. Given tightening credit markets, there is no assurance that if we were to seek additional credit, it would be available to us when needed or if it is available, the cost or restrictive terms and conditions accompanying additional loans would not be prohibitive.

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

•	failure to meet our forecasts or the expectations and forecasts of securities analysts;

•	changes in our published forecasts of future results of operations;

•	quarterly variations in our or our competitors' results of operations and changes in market share;

•	the announcement of new products or product enhancements by us or our competitors;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	repurchases of our common shares under our repurchase plans;

•	our decision to declare dividends or increase or decrease dividends over historical rates;

•	the loss of services of one or more of our executive officers or other key employees;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry including, new or increased enforcement of existing governmental regulations related to our products and new or revised communications standards;

•	sales of substantial numbers of shares of our common stock in the public market by us, our officers or directors, or unaffiliated third parties;

•	general economic, political, and market conditions, including market volatility;

•	litigation brought by or against us; and

•	other factors unrelated to our operating performance or the operating performance of our competitors.

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

Our purchase of property and a facility in Tijuana, Mexico, the expansion of the facilities to meet our operating needs, and the transfer of certain responsibilities to Tijuana could affect our operating results.

In June 2012, we announced the purchase of property and an existing building in Tijuana, Mexico. We are in the process of modifying and expanding the building by approximately one-third and intend to move all of our Tijuana operations, currently divided into four leased buildings in Tijuana, into the new facility after completion of construction, estimated to be in July 2013. We currently expect that, when completed, the cost of the property and building, along with the modifications and expansion of the existing building, will approximate $30 million. Construction projects of this size and scope are complex and prone to cost overruns, unexpected contingencies and delays in obtaining construction and governmental permits. Additionally, as part of the expansion process we are concurrently consolidating a portion of our worldwide operations by transferring some responsibilities to Tijuana. Our failure or inability to oversee and manage the construction, operations and costs of our facilities in Tijuana, any delays in the construction or transition of operations into the new facility, or issues arising with the transfer of responsibilities to Tijuana could materially adversely affect our business, financial condition or results of operations.

We have $16.8 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill or intangible assets is not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, including an immaterial acquisition in the quarter ended September 30, 2012, we have $16.8 million of goodwill and other intangible assets on our condensed consolidated balance sheet as of December 31, 2012.  It is impossible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material related to these remaining assets. If such a charge is necessary, it may have a material adverse effect our financial results.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.

We rely on networks, information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business activities, including procurement, manufacturing, sales, distribution, invoicing and collections. We use information systems to process and report financial information internally and to comply with regulatory reporting. In addition, we depend on information systems for communications with our suppliers, distributors, and customers. Consequently, our business may be impacted by system shutdowns or service disruptions during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious software, hackers, natural disasters, communications interruptions, or other events (collectively, "network incidents"). Our computer systems have been, and will likely continue to be subject to network incidents. While, to date, the Company has not experienced a network incident resulting in material impairment to our operations or the intentional or inadvertent disclosure of our data or information or the information or data of our customers or vendors, future network incidents could result in unintended disruption of our operations or disclosure of sensitive information or assets. Furthermore, we may experience targeted attacks and although we continue to invest in personnel, technologies and training to prepare for and reduce the adverse consequences of such attacks these investments are expensive and do not guarantee that such attacks will be unsuccessful, either completely or partially.

If our information systems are disrupted or shutdown and we fail to timely and effectively resolve the issues, we could experience delays in reporting our financial results and we may lose revenue and profits. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, damage our reputation, and have a negative impact on net operating revenues. In addition, we may suffer financial damage and damage to our reputation because of loss or misappropriation of our confidential information or assets or those of our partners, customers or suppliers. We could also be required to expend significant effort and incur financial costs to remedy security breaches or to repair or replace networks and information systems.

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

Under the terms of an Asset Purchase Agreement, dated October 2, 2009, by and among us, certain of our subsidiaries and Audio Technologies Acquisition, LLC and other related subsequent agreements (collectively, the “Purchase Agreement”), we retained certain assets and liabilities of Altec Lansing as of the closing date, December 1, 2009 and may be required to indemnify the purchaser ("Purchaser") for certain losses they may incur.  If the Purchaser incurs certain losses, the Purchaser may make an indemnification claim and we may be required to pay certain expenses or reimburse Purchaser for losses they incur, which could harm our operating results.  In addition, our ability to defend ourselves may be impaired because most of our former AEG employees are employees of the Purchaser and our management may have to devote a substantial amount of time resolving the claim, and, as we are no longer in the AEG business, we may not be able to readily offer products, services or intellectual property in settlement.  In addition, these indemnity claims may divert management attention from our continued business.  It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or the Purchaser and we may expend substantial resources trying to determine which party has responsibility for the claim.

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

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the third quarter of fiscal year 2013:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2012 to October 27, 2012	1,011	[3]	$32.96	1,000	999,000	[6]
October 28, 2012 to December 1, 2012	66,848	[4]	$32.25	32,700	966,300	[6]
December 2, 2012 to December 29, 2012	76,588	[5]	$34.10	76,505	889,795	[6]

[1]	On August 6, 2012, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

[2]	"Average Price Paid per Share" reflects open market repurchases of common stock only.

[3]	Includes 11 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[4]	Includes 34,148 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[5]	Includes 83 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[6]	These shares reflect the available shares authorized for repurchase under the August 6, 2012 program.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Second Modification to Revolving Line of Credit Note, dated December 3, 2012, between Plantronics, Inc. and Wells Fargo Bank, National Association.					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

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

PLANTRONICS, INC.

Date:	January 31, 2013	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer