Form 10-K
period 2013-03-31
PLANTRONICS INC /CA/
filed 2013-05-24
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $35.33 for shares of the Registrant's common stock on September 29, 2012, the last trading day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,492,167,700.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 29, 2012 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of April 27, 2013, 43,286,166 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders to be held on or about August 1, 2013 are incorporated by reference into Part III of this Form 10-K.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2013

Plantronics®, Clarity®, and Simply Smarter Communications® are trademarks or registered trademarks of Plantronics, Inc.

DECT™ is a trademark of ETSI registered for the benefit of its members in France and other jurisdictions.

The Bluetooth name and the Bluetooth® trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

PART I

This Form 10-K is filed with respect to our fiscal year 2013. Each of our fiscal years ends on the Saturday closest to the last day of March. Fiscal year 2013 ended on March 30, 2013, fiscal year 2012 ended on March 31, 2012, and fiscal year 2011 ended on April 2, 2011.  Fiscal years 2013, 2012, and 2011 each consisted of 52 weeks.  For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

CERTAIN FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "potential," or "will," or variations of such words and similar expressions are based on current expectations and entail various risks and uncertainties.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including, but not limited to, the factors discussed in the subsection entitled "Risk Factors" in Item 1A of this Form 10-K.  This Form 10-K should be read in conjunction with these risk factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.  BUSINESS
COMPANY BACKGROUND

Plantronics, Inc. (“Plantronics,” “Company,” “we,” “our,” or “us”) is a leading global designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand.  In addition, we manufacture and market specialty products under our Clarity® brand, such as telephones for the hearing impaired, and other related products for people with special communication needs. We operate our business as one segment.

Our headsets are communications tools providing a hands-free connection to communication or entertainment devices, while also allowing freedom of movement for our users.  We use a variety of technologies to develop high quality products that meet the needs of our customers, whether for communications or personal entertainment.  Our headsets are widely used for applications such as Unified Communications (“UC”), in contact centers, in the office and in the home, with mobile phones and Internet telephony, for gaming, and for other specialty applications.  Our major product categories include Office and Contact Center (“OCC”), which includes corded and cordless communication headsets, audio processors, and telephone systems; Mobile, which includes Bluetooth® and corded products for mobile phone applications; Gaming and Computer Audio, which includes personal computer ("PC") and gaming headsets; and Clarity, which includes specialty products marketed for hearing impaired individuals.  Our products are sold under the Plantronics and Clarity brands.

We ship our products to approximately 60 countries through a network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, and in some parts of the Asia Pacific region, particularly in China, Australia, Japan, and New Zealand, where use of our products is widespread.  Our distribution channels in other geographic regions are less mature, and while we primarily serve the contact center markets in those regions, we continue to expand into the office, mobile, gaming and computer audio, and specialty telephone markets in those regions and other international locations.  Revenues from our retail channel are typically seasonal, with the December quarter (our third fiscal quarter) typically being the strongest.

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

In the Investor Relations section of our website, we provide access free of charge, directly or through a link on our website, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, to the following filings: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities Exchange Act of 1934. In addition, documents regarding our corporate governance and the charters of the standing committees of our Board of Directors are also accessible in the Investor Relations section of our website.

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

The proliferation of communications devices and the corresponding ubiquity of voice communications across many venues of people's daily lives make communications headsets a key driver of efficiency, ergonomic comfort, and safety for our users.  Growing awareness of driver safety and impending or existing hands-free legislation mandating hands-free devices for telephonic communications while driving has led to increased headset adoption for mobile phone users.  The increased adoption of new and existing technologies, such as UC, Bluetooth, Voice over Internet Protocol ("VoIP"), Digital Signal Processing ("DSP"), and Digital Enhanced Cordless Telecommunications (“DECT™”), each of which is described below, has contributed to increased demand for our headsets and audio solutions:

•
UC is the integration of voice, data, and video-based communications systems enhanced with software applications and IP networks.  It may include the integration of devices and media associated with a variety of business workflows and applications, including e-mail, instant messaging, presence, audio, video conferencing, and unified messaging.  UC seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving overall business efficiency and providing more effective collaboration among an increasingly distributed workforce.

•
Bluetooth wireless technology is a short-range communications technology intended to replace the cables connecting portable and/or fixed devices while maintaining high levels of security.  The key features of Bluetooth technology are ubiquitousness, low power, and low cost.  The Bluetooth specification defines a uniform structure for a wide range of devices to connect and communicate with each other.  Bluetooth technology has achieved global acceptance such that any Bluetooth enabled device, almost anywhere in the world, can connect to other Bluetooth enabled devices in proximity.

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

•	DSP is a technology that delivers acoustic protection and optimal sound quality through noise reduction, echo cancellation, and other algorithms to improve both transmit and receive quality.

•	DECT is a wireless communications technology that optimizes audio quality, lowers interference with other wireless devices, and is digitally encrypted for heightened call security.

The demand for headsets has generally grown over time for both business and consumer applications.  The trend towards wireless products has been a significant factor in each of these markets but may be less so in the future, as we believe the pace of change from wired to wireless will likely decrease as the market continues to mature.  Our business is sensitive to economic cycles, and we experienced a decrease in demand in fiscal year 2010 due to the global economic recession.  In the second half of our fiscal year 2010, we began to experience a recovery in revenues, which has continued over the last three fiscal years; however, there can be no assurance that revenues will not decline in the future.

Solutions

UC solutions continue to represent our primary focus area. Our portfolio of solutions, which combines hardware with ground-breaking sensor technology and software functionality, provides the ability to reach people using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how they can be reached. For example, the advanced sensor technology in our UC solutions can detect a user's presence, including proximity to the user's PC and whether the headset is being worn, and can share this information with others to make them aware of the user's presence and availability. Using this same technology, our solutions can automatically pause audio applications during an incoming call, change the default audio selection to the user's headset, and then answer the call; all of this is achieved without manual intervention. Finally, our solutions allow users to transition calls seamlessly between PCs, smartphones, tablets, and desk phones, without interruption in the conversation or loss in audio quality. We believe UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration, and we believe our solutions will be an important part of the UC environment through the offering of contextual intelligence.

As a commitment to our investment in UC solutions, we announced in the first quarter of fiscal year 2013 the Plantronics Developer Connection ("PDC"), which includes programming interfaces, technical resources, and discussion forums.  The PDC serves as a community for software developers to connect with our technical staff and each other, and includes an emulator that allows context-rich applications to be rapidly developed even without a physical headset.  We believe the PDC will continue to help developers to add contextual intelligence to existing applications. PDC partners have already developed applications that use incoming caller id and contextual information derived from sensors, and have combined contextual information with analytics.

Our products enhance communications by providing the following benefits:

•
Sensor technology that allows calls to be answered automatically when the user attaches the headset, switches the audio from the headset to the mobile phone when the user removes the headset and, with some softphone applications, updates the user's presence

•
Smarter working capability through seamless communications and high quality audio across a mobile device, desk phone, and PC, thereby allowing users to communicate more flexibly from a wide array of physical locations and be more productive when away from a traditional office environment

•	A convenient means for connecting between various applications and voice networks, whether between land line and mobile phones, or between PC-based communications and other networks

•
Better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, Digital Signal Processing (“DSP”), and more

•	Wireless freedom allowing people to take and make calls as they move freely without cords or cables around their office or home, or easily from public to private space when privacy is required

•	Multi-tasking benefits that allow people to use computers and mobile devices, including smartphones or other devices, while talking hands free

•	UC integration of telephony, mobile technologies, cloud-based communications, and PC applications, and providing greater privacy than traditional speakerphones;

•	Compliance with hands-free legislation and enhanced roadway safety by allowing users to have both hands free to drive while talking on a mobile phone

•	Voice command and control that allow people to take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient

•	Ergonomic relief from repetitive stress injuries and discomfort associated with placing a telephone handset between the shoulder and neck

•	Greater comfort and convenience on longer-duration telephone calls

Markets and Product Categories

Our products are designed to meet the needs of specific markets and applications, such as offices (ranging from enterprise to home offices), contact centers, mobile devices (such as mobile phones and smartphones), computer and gaming, residential, and other specialty applications.  These markets and applications are increasingly overlapping as work styles and lifestyles change, and people use devices for multiple applications such as communication, music, and video entertainment.  We serve these markets through our product categories listed below.

Office and Contact Center ("OCC")

The office market comprises our largest revenue stream and we believe it also represents our largest revenue and profit growth opportunity. We offer a broad range of communications headsets, including high-end, ergonomically designed headsets, audio processors, and telephone systems.  Our end-users consist of enterprise employees and small office, home office, and remote workers.  Growth in this market comes from the following three main factors:

•	Increasing deployment of UC solutions

•	Employee turnover

•	Growing awareness of the benefits of using headsets, including the benefits of wireless solutions

The contact center market is our most mature market, and we expect this market to grow slowly over the long-term.  We expect that contact centers will also adopt UC to help improve productivity and reduce costs.  We develop audio endpoints tailored specifically to UC, and as UC adoption continues to increase, we will continue to lead in new product performance by creating solutions that combine hardware and software for an improved customer experience.

Mobile

We believe the Mobile headset market will continue to grow as individuals use the technology for both communications and entertainment. The use of headsets with mobile phones has grown worldwide. Mobile represents a high volume market and is our second largest revenue stream.  Use of headsets with mobile phones has grown due to factors such as continued Bluetooth technology adoption and hands-free legislation regarding the use of mobile phones while driving.  In addition to the use of mono headsets typically used with mobile phones, the use of stereo Bluetooth technology has increased as well as individuals want to remain wireless without compromising on stereo sound quality. Our mono and stereo Bluetooth mobile headsets merge technological innovations with style, because we believe that style has become as important as functionality and technology in shaping consumers' purchasing decisions in the wearable technology space.  While growth in the mobile headset market has slowed and continues to mature, we believe future growth will be driven primarily by demand for stereo Bluetooth technology.

Gaming and Computer Audio
Gaming and computer audio headsets, whether used for interactive on-line or console gaming, or switching between music and phone calls for multi-functional devices, represent an emerging market opportunity for us. We believe that a number of fundamental factors are likely to increase our customers' needs for PC-compatible headsets in the future, including the convergence of telephony and entertainment, Internet multimedia applications such as streaming audio and video, increasing use of softphones, gaming, and video conferencing.  As devices providing these users' needs converge, our headsets need to be compatible with PCs, mobile phones, MP3 players, and various combinations of these.  We believe our product development roadmaps address the convergence brought about by these needs and we are currently increasing our investment in this area to enable future growth.

Specialty Products

Our specialty products sold under the Clarity brand consist of products such as speakerphones, amplified captioned phones, amplified corded phones, personal listeners, and alarm clocks and are designed to address the unique needs of various consumer groups, one of which is the increasing number of people worldwide suffering from hearing loss.  We offer a comprehensive range of communications products that serves customers with mild, moderate, and severe hearing loss, as well as the deaf community.

FOREIGN OPERATIONS

In fiscal years 2013, 2012 and 2011, net revenues outside the U.S. accounted for approximately 43%, 43%, and 41%, respectively, of our total net revenues.  Revenues derived from foreign sales are generally subject to additional risks, such as fluctuations in exchange rates, increased tariffs, the imposition of other trade barriers, and potential currency restrictions.  In fiscal year 2013, we continued to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We manage our economic exposure by hedging a portion of our anticipated Euro and Great Britain Pound denominated sales and our Mexican Peso denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we manage our balance sheet exposure by hedging Euro, Great Britain Pound, and Australian Dollar denominated cash, accounts receivable, and accounts payable balances. Excess foreign currencies not required for local operations are converted into U.S. Dollars. While our existing hedges cover a certain amount of exposure for fiscal year 2014, any long-term weakening of the Euro and Great Britain Pound relative to the U.S. Dollar may have a material adverse impact on our financial results. See further discussion on our business risks associated with foreign operations under the risk titled, "We are exposed to fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability" within Item 1A Risk Factors in this Form 10-K.

Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in Note 18, Geographic Information, of our Notes to Consolidated Financial Statements in this Form 10-K.

COMPETITION

The market for our products is very competitive and some of our competitors have greater financial resources than us, as well as production, marketing, engineering and other capabilities to develop, manufacture, market, and sell their products.

One of our primary competitors is GN Netcom, a subsidiary of GN Store Nord A/S., a Danish telecommunications conglomerate that competes with us in the office, contact center, and mobile markets and, on a limited scale, in the gaming and computer audio market.  In addition, Motorola, Samsung, LG, and Bose are significant competitors in the consumer mono Bluetooth headset market. Sennheiser Communications and Logitech are competitors in the computer, office, and contact center markets, while Beats and LG are competitors in the Bluetooth Stereo headset market.  In addition, Turtle Beach, Skullcandy, and Razer are competitors in the gaming market.

We believe the principal factors to be successful and competitive in each of the markets we serve are as follows:

•	Our understanding of emerging trends and new communication technologies, such as UC, and our ability to react quickly to the opportunities they provide

•	Alliances and integration/compatibility with major UC vendors

•	Our ability to bring products to market that deliver on performance, product design, style, comfort, features, sound quality, simplicity, price, and reliability

•	Maintenance of our brand name recognition and reputation

•	Superior customer service, support, and warranty terms

•	Effective and efficient distribution channels that allow us to market and sell our solutions

•	Increasing global reach

We believe that our products and our strategy enable us to compete based on these factors.

RESEARCH AND DEVELOPMENT

We believe the future success of our business depends upon our ability to enhance our existing products, develop compelling new and cost-effective products, have our products qualified by our technology partners and customers, successfully introduce these products to existing and new markets on a timely basis, and to commence and sustain volume production to meet customer demands.

During fiscal year 2013, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging market trends.  Our goal is to bring the right products to market at the right time and have best-in-class development processes.

Our core research and development focus in fiscal year 2014 will continue to be on UC, which will require incremental investments in firmware and software engineering to enhance the broad compatibility of our products with the enterprise systems into which they will be deployed and to develop value-added software applications for business users.  The products we are developing require significant technological knowledge and might be protected by intellectual property rights. Separately or together, this technological knowledge and our intellectual property gives us a competitive advantage over competitors. We are continually striving to improve the efficiency of our development processes through, among other things, strategic architecting, common platforms, and increased use of software and test tools.

The success of new product introductions is dependent on a number of factors, including appropriate new product selection, timely completion and introduction to the market, cost-effective manufacturing, quality, acceptance of new technologies, and general market acceptance.  See further discussion regarding our business risks associated with our manufacturers under the risk titled, "Our business will be materially adversely affected if we are unable to develop, manufacture, and market new products in response to changing customer requirements and new technologies" within Item 1A Risk Factors in this Form 10-K.

During fiscal years 2013, 2012 and 2011, we incurred approximately $80.4 million, $69.7 million, and $63.2 million, respectively, in research, development and engineering expenses.  Historically, we have conducted most of our research, development and engineering with an in-house staff and the limited use of contractors.  Key locations for our research, development and engineering staff are our facilities in the U.S., Mexico, China, and the United Kingdom.

SALES AND DISTRIBUTION

We maintain a worldwide sales force to provide ongoing customer support and service globally.  To support our customers' needs, we have a well-established, multi-level distribution network in North America, Europe, China, Australia, Japan, and New Zealand, where use of our products is widespread. Our distribution channels in other regions are less mature, and while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile, gaming and computer audio, and specialty telephone markets in those locations.

Our commercial distributors include technology and electronics distributors that operate globally, headset specialists, and national and regional wholesalers.  The wholesalers typically offer a wide variety of products from multiple vendors to both resellers and end users.  Our commercial distribution channel generally maintains inventory of our products.  Our distribution of specialty products includes specialized distributors, retail, government programs, audiologists, and other health care professionals.

Our retail channel consists of both traditional and online consumer electronics retailers, consumer products retailers and office supply distributors, wireless carriers, catalog and mail order companies, and mass merchants.  In some countries we use commissioned manufacturers' representatives to assist in selling through the retail channel. Our headsets are sold through retailers to corporate customers, small businesses, and to individuals who use them for a variety of personal and professional purposes.  Revenues from this channel are seasonal, with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.

We have a diverse group of customers located throughout the world.  Our principal channel partners are distributors, retailers, carriers, and OEMs.  Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively.  No customer accounted for more than 10% of our consolidated net revenues in fiscal years 2013, 2012 or 2011.

Our single and two tier distributors, resellers, system integrators, e-commerce partners, telephony, and computer equipment providers all resell our commercial headsets and end point products. Wireless carriers, retailers, and e-commerce partners also sell our consumer headsets as Plantronics-branded products and in some cases, in their private label packaging. Carriers purchase headset products from us for use by their own agents and in some cases, also offer headsets to their customers.

Computer OEMs include both manufacturers of computer hardware (including PCs and specialized components and accessories for PCs) and software.  Most computer OEMs look for manufacturers such as Plantronics to supply headsets that can be used with their products. We supply certain headsets to computer OEMs, particularly for use in UC systems.

We also make direct sales as a General Services Administration (“GSA”) contractor to certain government agencies in the U.S. These sales did not comprise a significant portion of our net revenues in fiscal years 2013, 2012 or 2011.

In addition, certain distributors are authorized resellers under a GSA schedule price list and sell our products to government customers pursuant to that agreement.

We have also established strong UC partnerships with leading providers of UC software solutions, and these partnerships enhance the sales and distribution of our products to large enterprises deploying UC solutions. In some cases, these partners also resell our solutions to customers as part of a broader communications solution.

Our products may also be purchased directly from our website at www.plantronics.com.

We continue to evaluate our logistics processes and implement new strategies to further reduce our transportation costs and improve lead-times to customers. Currently, we have distribution centers in the following locations:

•	Tijuana, Mexico, which provides logistics services for products destined for customers in the U.S., Canada, Asia Pacific, and Latin America regions

•	Prague, Czech Republic, which provides logistics services for products shipped to customers in our Europe and Africa regions

•	Suzhou, China, which provides logistics services for products shipped to customers in Mainland China

•	Melbourne, Australia, which provides logistics services for products shipped to the retail channel in Australia and New Zealand

•	Sao Paulo, Brazil, which provides logistics services for products shipped to customers in Brazil

•	Tokyo, Japan, which provides logistics services for products shipped to customers in Japan

With respect to the above locations, we use third party warehouses in the Czech Republic, Australia, Brazil, and Japan. We operate all other warehouse facilities.

BACKLOG

Our backlog of unfilled orders was $36.0 million and $26.8 million at March 31, 2013 and March 31, 2012, respectively.  We include all purchase orders scheduled for future delivery in backlog.  We have a “book and ship” business model whereby we fulfill the majority of orders within 48 hours of receipt of the order and as such, our net revenues in any fiscal year depend primarily on orders booked and shipped in that year. In addition, our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty.  Therefore, there is a lack of meaningful correlation between backlog at the end of a fiscal year and the following fiscal year's net revenues. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in net revenues. As a result, we believe that backlog information is not material to an understanding of our overall business.

MANUFACTURING AND SOURCES OF MATERIALS

Manufacturing operations consist primarily of assembly and testing, both of which are performed in our manufacturing facility in Tijuana, Mexico.  We outsource the manufacturing of our Bluetooth products to third party manufacturers in China. We also outsource the manufacturing of a limited number of our other products to third parties, typically in China and other countries in Asia.  See further discussion on our business risks associated with our manufacturers under the risk titled, “We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives, which could have an adverse effect on our business” within Item 1A Risk Factors in this Annual Report on Form 10-K.

We purchase the components for our products primarily from suppliers in Asia, Mexico, the U.S., and Europe, including proprietary semi-custom integrated circuits, amplifier boards, and other electrical components.  The majority of the components and sub-assemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a number of sole-source suppliers.

We procure materials to meet forecasted customer requirements.  Special products and certain large orders are quoted for delivery after receipt of orders at specific lead times.  We maintain minimum levels of finished goods based on market demand, in addition to inventories of raw materials, work in process, sub-assemblies, and components.  In addition, a substantial portion of the raw materials, components, and sub-assemblies used in our products are provided by our suppliers on a consignment basis.  Refer to "Off Balance Sheet Arrangements" in this Annual Report on Form 10-K for additional details regarding consigned inventories. We write-down inventory items determined to be either excess or obsolete to their net realizable value.

ENVIRONMENTAL MATTERS

We are required to comply and are currently in compliance with the European Union ("EU") and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment ("WEEE") requirements.  Additionally, we believe we are compliant with the RoHS initiatives in China and Korea.

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process.  We believe that our current manufacturing and other operations comply in all material respects with applicable environmental laws and regulations; however, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create an environmental liability with respect to our facilities, operations, or products. See further discussion on our business risks associated with environmental legislation under the risk titled, "We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs" within Item 1A Risk Factors of this Form 10-K.

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate.  As of March 31, 2013, we had approximately 600 worldwide patents in force, expiring between calendar years 2013 and 2038.

We intend to continue seeking patents on our inventions when commercially appropriate. Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products.  See further discussion on our business risks associated with our intellectual property under the risk titled, "Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management's time from our business" within Item 1A Risk Factors of this Form 10-K.

We own trademark registrations in the U.S. and a number of other countries with respect to the Plantronics and Clarity trademarks, as well as the names of many of our products and product features.  We currently have pending U.S. and foreign trademark applications in connection with certain new products and product features.  We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants.  We may seek copyright protection where we believe it is applicable.  We own a number of domain name registrations and intend to seek more as appropriate.  There can be no assurance that our existing or future copyright registrations, trademarks, trade secrets, or domain names will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us.

EMPLOYEES

On March 31, 2013, we employed approximately 3,400 people worldwide, including approximately 2,300 employees at our manufacturing facility in Tijuana, Mexico.  To our knowledge, no employees are currently covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth in the table below is certain information regarding the executive team of Plantronics:

NAME	AGE	POSITION
Ken Kannappan *	53	President and Chief Executive Officer (presently on leave of absence)
Pamela Strayer *	44	Senior Vice President and Chief Financial Officer and Acting Interim Chief Executive Officer
Joe Burton *	48	Senior Vice President of Engineering and Development and Chief Technology Officer
Alejandro Bustamante	57	Senior Vice President, Worldwide Operations
Don Houston *	59	Senior Vice President, Sales
Susan Lovegren	52	Senior Vice President, Human Resources
Barry Margerum	61	Chief Strategy Officer
Marilyn Mersereau	59	Senior Vice President, Marketing and Chief Marketing Officer
Renee Niemi *	48	Senior Vice President, Communication Solutions
Carsten Trads	58	President, Clarity Division
Philip Vanhoutte *	57	Managing Director, Europe and Africa
*    Executive is also considered an Executive Officer as defined under Regulation S-K Item 401(b).

Mr. Kannappan joined Plantronics in 1995 as Vice President of Sales and was promoted to various positions prior to being named President and Chief Operating Officer in March 1998.  In January 1999, he was promoted to Chief Executive Officer and has been a member of our Board of Directors since that date.  Mr. Kannappan currently serves as Chairman of the Board of Directors at Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry.  Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Master of Business Administration from Stanford University.

On April 14, 2013, Mr. Kannappan commenced a temporary medical leave of absence to address a treatable form of cancer. Mr. Kannappan is expected to be on leave for approximately four months and during this time, he will stay involved in directing the Company to the extent practical and will remain a member of the Board of Directors. The Company's Senior Vice President & Chief Financial Officer, Pamela Strayer, will serve as the acting Interim Chief Executive Officer during Mr. Kannappan's absence.

Ms. Strayer joined Plantronics in July 2012 as Senior Vice President and Chief Financial Officer and is responsible for all aspects of the Company's financial management, in addition to managing the information technology, legal, and investor relations organizations. Prior to joining Plantronics, from 2005 to 2012, Ms. Strayer held senior financial management roles at Autodesk, Inc., a world leading software design and services company. Most recently, Ms. Strayer served as Autodesk's Vice President of Finance, Corporate Controller, and Principal Accounting Officer, where she was responsible for establishing a long-term strategy for the corporate controller organization and managing a global team responsible for SEC reporting and compliance, the financial close process, revenue accounting, credit and collections, mergers and acquisitions finance, and payroll. Prior to Autodesk, from 2000 until the company was acquired in 2005, Ms. Strayer held senior finance positions at Epiphany, Inc., a company that developed customer relationship management software. Earlier in her career, Ms. Strayer worked for Informix Software, Inc., a developer of database software for computers, and in audit services at KPMG, LLP. Ms. Strayer holds a bachelor's degree in Business Administration from The Ohio State University and is a California licensed Certified Public Accountant.

Mr. Burton joined Plantronics in 2011 as Senior Vice President of Engineering and Development and Chief Technology Officer. Prior to joining Plantronics, Mr. Burton held various executive management, engineering leadership, strategy, and architecture-level positions. From October 2010 to May 2011, Mr. Burton was employed by Polycom, Inc., a global provider of unified communications solutions for telepresence, video and voice, most recently as Executive Vice President, Chief Strategy and Technology Officer and, for a period of time, as General Manager, Service Provider concurrently with his technology leadership role. From 2001 to 2010, Mr. Burton was employed by Cisco Systems, Inc., a global provider of networking equipment, and served in various roles with increasing responsibility including Vice President and Chief Technology Officer for Unified Communications and Vice President, SaaS Platform Engineering, Collaboration Software Group. He holds a Bachelor of Science degree in Computer Information Systems from Excelsior College (formerly Regents College) and attended the Stanford Executive Program.

Mr. Bustamante joined Plantronics in July 1994 as President of Plantronics Mexico. In June 2012, Mr. Bustamante was promoted to Senior Vice President of Worldwide Operations and is responsible for leading Plantronics' operations and supply chain across both commercial and retail sectors.  Prior to joining Plantronics, from 1991 to 1994, Mr. Bustamante held several key executive positions in operations management at Matrix Aeronautica, a joint venture between Mexico and Hong Kong, to repair and overhaul commercial aircraft.  From 1986 to 1991, Mr. Bustamante served as Executive Vice President of Offshore Factories, a shelter operation that provided support for foreign companies to set up manufacturing operations in Mexico. Mr. Bustamante holds a Bachelor of Science degree from La Salle University in Mexico City and a Master of Business Administration from Pepperdine University.

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

Ms. Lovegren joined Plantronics in 2013 as Senior Vice President of Human Resources. Prior to joining Plantronics, from 2006 to 2013, Ms. Lovegren was employed by Juniper Networks, a global provider of networking equipment and software. At Juniper Networks, from 2008 to 2013, Ms. Lovegren served as Corporate Vice President, Business Aligned Human Resources, Predictive Analytics and Global Access HR Organization, and from 2006 to 2008, she served as Senior Director, Human Resources.  Prior to her employment at Juniper Networks, Ms. Lovegren served in various roles in human resources management at Agilent Technologies and Hewlett-Packard. Ms. Lovegren has a Bachelor of Arts degree in Communications from San Jose State University and a Master of Science degree in Human Resources Management from Golden Gate University.

Mr. Margerum joined Plantronics in 1994 as Vice President of Marketing and was promoted in 1996 to President and General Manager of the Computer and Mobile Systems Group.  In 1997, he left Plantronics to become President and CEO of Euphonix, Inc., a public company in the high-end audio equipment space.  In 2000, he re-joined Plantronics and in 2004, became Vice President of Strategy and Business Development, and was named Chief Strategy Officer in 2008.  Prior to joining Plantronics, from 1989 to 1994, Mr. Margerum was CEO of MITEM Corporation, a middleware software company serving the healthcare industry.  From 1980 to 1989, he held a variety of marketing and sales positions, including Vice President of Marketing for GRiD Systems Corporation, a laptop computer manufacturer.   Mr. Margerum also serves on the Board of Directors of MITEM Corporation. Mr. Margerum holds a Bachelor of Science in Engineering from Princeton University and a Master of Business Administration from Stanford University.

Ms. Mersereau joined Plantronics in April 2012 as Senior Vice President, Marketing and Chief Marketing Officer.  Prior to joining Plantronics, from November 2011 to February 2012, Ms. Mersereau served as Chief Marketing Officer and Senior Vice President of C3 Energy Network, a provider of energy management software solutions. From 2002 to 2011, at Cisco Systems, Inc., a global provider of networking equipment, Ms. Mersereau served in various roles of increasing responsibility including Senior Vice President of Corporate Marketing. Earlier in her career, Ms. Mersereau served in various senior marketing roles at  IBM, Coca-Cola, Wendy's, and Burger King International. Ms. Mersereau holds a Bachelor of Arts degree from the University of Western Ontario.

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

Mr. Vanhoutte joined Plantronics in 2003 as Managing Director of Europe, Middle East, and Africa (“EMEA”).  Effective for fiscal year 2013, Mr. Vanhoutte served as Managing Director of Europe and Africa. Prior to joining Plantronics, from 2001 to 2003, Mr. Vanhoutte served as Corporate Vice President of Marketing at Sony Ericsson Mobile Communications. In 2001, he served as Vice President of Strategic Market Development at Ericsson's Personal Communications Division. From 1998 until 2000, he served as Senior Vice President of Products, Marketing and Sales at MCI WorldCom's International Division in London.  Mr. Vanhoutte held various management positions at Dell Computer Corporation and Nokia Data, which was merged into Fujitsu-ICL Systems Inc. Mr. Vanhoutte studied Applied Economics and Engineering at the University of Leuven, Belgium.

Executive officers serve at the discretion of the Board of Directors.  There are no family relationships between any of the directors and executive officers of Plantronics.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors in connection with any investment in our stock.  Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general economic market conditions and industry conditions.  Our business, financial condition, and results of operations could be materially adversely affected if any of the following risks occur.  Accordingly, the trading price of our stock could decline, and investors could lose all or part of their investment.

Adverse or uncertain economic conditions may materially adversely affect us.

Our operations and performance are dependent on worldwide economic conditions. Uncertainty regarding future economic conditions makes it more challenging for us to forecast operating results, make business decisions, and identify the risks that may affect our business, sources and uses of cash, financial condition, and results of operations. Global economic concerns, such as the uncertain and slow pace of economic recovery or growth worldwide and the continued economic downturn in certain regions of Europe and the Asia Pacific region, have increased uncertainty and unpredictability for our business as consumers and businesses postpone or forego spending, increasing risk to our future outlook. A global economic downturn, inconsistent or declining business hiring, a recurrence of recession in the U.S. or a more severe downturn in Europe, whether short-term or prolonged, may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, and customer and supplier bankruptcies.

Replacement cycles of our Office and Contact Center ("OCC") headset products, in particular, are impacted by lower voluntary employee turnover as new headset demand is typically created when employees change employers and transition to new job opportunities. In the current economic environment, post-recession inconsistent domestic and international business hiring has perpetuated employee reluctance to change jobs and limits the opportunities for unemployed workers to reenter the workforce. As a consequence, voluntary employee turnover rates remain below historic non-recessionary levels which, therefore, impedes sales of our OCC headsets.

Financial institutions continue to experience significant market pressure and increasing regulatory scrutiny in connection with a variety of factors and events, including lenders' exposure to the sovereign debt of countries like Greece, Italy, Spain, Cyprus, Portugal and failures of financial services institutions and low liquidity levels. As a result of the pressure and regulatory scrutiny, lenders may be more likely to further consolidate, cease to do business, or be required to meet increased compulsory capitalization thresholds, any of which could result in further tightening of the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency, and equity markets. There could be a number of negative effects on our business, including impaired credit availability, increased financial instability and cautionary spending practices of our customers, suppliers, distributors, and other sales channel sources. Any of these events could harm our business, results of operations, and financial condition.

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”), committing the U.S. government to significantly reduce the federal deficit over ten years. The BCA contains provisions commonly referred to as “sequestration”, which call for substantial, unspecified automatic spending cuts split between defense and non-defense programs that may continue for a period of ten years.  In January 2013, Congress enacted the American Taxpayer Relief Act of 2012, which temporarily postponed enactment of the sequestration provisions for approximately two months. The sequestration cuts went into effect at the beginning of March 2013 and the impact of the spending reductions have only recently begun to spread through the economy. Likewise, various European governments have implemented or intend to implement austerity measures intended to reduce government spending, which has, and in the future, will likely reduce demand for our products directly by affected governmental agencies and by our customers who derive all or a portion of their revenues from these governmental agencies. We cannot currently predict the impact of governmental spending reductions on us or our customers or whether and to what extent our business and results of operations may be adversely harmed.

Further, fluctuations in foreign currency exchange rates may impact our revenues and profitability because we report our financial statements in U.S. Dollars ("USD"), whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the Great Britain Pound (“GBP”). We hedge a portion of our Euro and GBP forecasted revenue exposure for the future, typically over a twelve month period. We can offer no assurance that such strategies will be effective in minimizing our exposure. If the Euro and GBP fall against the USD, our revenues, gross profit, and profitability in the future could be negatively affected. See also our risk titled, “We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our revenues, gross profit, and profitability.”

Our operating results are difficult to predict, and fluctuations may cause volatility in the trading price of our common stock.

Given the nature of the markets in which we compete, our revenues and profitability are difficult to predict for many reasons, including the following:

•
Our operating results are highly dependent on the volume and timing of orders received during the quarter. Customers generally order on an as-needed basis, and we typically do not obtain firm, long-term purchase commitments from them, making forecasting difficult. As a result, our revenues in any quarter depend primarily on orders booked and shipped in that quarter, which fluctuate for many reasons beyond our control, including customers' sales promotions and campaigns, large customer deployments of Unified Communications ("UC") infrastructure, general economic conditions, seasonality, customer cancellations and rescheduling, and fluctuating employment opportunities that increase or reduce employee turnover and, thereby, new headset needs.

•
Our gross margins can vary for a number of reasons, including customer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations. Moreover, there are significant variances in gross profit percentages between our higher and lower margin products such that small variations in product mix, which can be difficult to predict, can materially impact gross profit. Additionally, if we are unable to timely introduce new products within projected costs, product demand is less than anticipated, there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will decrease. Our gross margins also vary significantly by sales geography and customer type. When the mix of products sold shifts from higher margin product lines to lower margin product lines, to lower margin sales geographies, or to lower margin products within product lines, our overall gross margins and our profitability may be adversely affected and create unanticipated fluctuations in our operating results, which may cause volatility in the price of our common stock.

•
We incur a large portion of our costs in advance of customer orders because we must plan research and production, order materials and components, commence manufacturing, incur sales and marketing expenditures, and other operating commitments prior to obtaining firm commitments from our customers. In the event inventories for one or more products exceed demand, the risk of inventory write-downs increases. Conversely, in the event we have inadequate inventory to timely meet the demand for particular products, we may miss significant revenue opportunities or incur significant expenses such as air freight, costs for expediting shipments, and other negative variances in our manufacturing processes as we attempt to make up for the shortfall.  When a significant portion of our revenue is derived from new products, forecasting appropriate volumes of production is even more difficult.

•
Increasingly, we are incorporating software features and functionalities into our products, offering firmware and software fixes, updates and upgrades electronically over the Internet and developing standalone software applications. Rules and policies regarding revenue recognition in connection with software are determined by regulations promulgated by national accounting standards bodies and the U.S. Securities and Exchange Commission ("SEC"). As the nature and extent of software integration in our products increases or if sales of standalone software applications become more material to our revenues, the way we report our revenue related to our products could be significantly affected by these rules and policies. For example, we could be required to recognize revenue in connection with headset sales over an extended period of time instead of at the time of sale as we have done traditionally. Moreover, the software revenue recognition rules are complex and dynamic. If we fail to accurately apply these complex rules and policies to our business, we may incorrectly report revenues in one or more quarterly or annual periods. If this were to occur and the error were to be material, we may be required to restate our financial statements, which could materially, negatively impact our results for the affected periods, cause our stock price to decline, and result in securities class actions or other similar litigation.

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

Our OCC products represent our largest source of revenue.  We believe that our greatest long-term opportunity for revenue and profit growth in the OCC market and overall is in the UC office market, and our foremost strategic objective is to increase headset adoption. We continue to invest in the development of new products and to enhance existing products to be more appealing in functionality and design for the UC market. In addition, in 2012 we introduced our developer community, Plantronics Developer Connection (the "PDC"), to enable third party developers to utilize the functionality of our UC portfolio in their product offerings. However, it remains unclear if the PDC will successfully generate sufficient third party developer interest in new or unique uses for our UC products to expand the rate or extent of their adoption. We also target certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large enterprises will be a significant long-term driver of enterprise UC headset adoption, and, as a result, a key long-term driver of revenue and product growth; however, we can give no assurance that significant growth in UC will occur or that we will be able to take advantage of any growth that does occur.

Our ability to realize our UC plans and to achieve the financial results projected to arise from UC adoption could be adversely affected by a number of factors, including the following:

•	As UC becomes more widely adopted, the risk that competitors will offer solutions that will effectively commoditize our headsets, which, in turn, will reduce the sales prices for our headsets.

•
Our plans are dependent upon the market success of major platform providers and strategic partners such as Microsoft Corporation, Cisco Systems, Inc., Avaya, Inc., Alcatel-Lucent, and IBM, and we have limited ability to influence such providers with respect to the functionality of their platforms and product offerings, their rate of deployment, and their willingness to integrate their platforms and product offerings with our solutions.

•
The development of UC solutions is technically complex and may delay or limit our ability to introduce solutions that are cost effective, feature-rich, stable, and attractive to our customers on a timely basis.

•
Our development of UC solutions is dependent on our ability to implement and execute new and different processes in connection with the design, development, and manufacturing of complex electronic systems composed of hardware, firmware, and software that must work in a wide variety of environments and multiple variations, which in some instances may increase the risk of development delays or errors and require the hiring of new personnel and/or third party contractors at increased cost.

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

•	Competition for market share is anticipated to increase, and some competitors may have superior technical and economic resources.

•
UC solutions may not be adopted with the breadth and speed in the marketplace that we currently anticipate and sales cycles for more complex UC deployments may substantially increase over our traditional OCC products.

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

Our growth and ability to meet customer demand depends in part on our ability to timely obtain sufficient quantities of raw materials, components, sub-assemblies, and products of acceptable quality from our suppliers. We buy raw materials, components, and sub-assemblies from a variety of suppliers and assemble them into finished products. In addition, certain of our components and products are manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining raw materials, components, sub-assemblies, and finished products entails various risks, including the following:

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

•
We obtain certain raw materials, sub-assemblies, components, and products from certain suppliers, including a majority of our Bluetooth products from GoerTek, Inc. Alternate sources for these items may not be readily available or at acceptable prices. Any failure of GoerTek or our other suppliers to remain in business, provide us with the quantity of components or products that we need or purchase the raw materials, subcomponents and parts of acceptable quality required to produce and provide the components or products we need could, among other things, delay our ability to meet demand for our products or require us to incur additional costs to obtain components from other suppliers, if alternative sources are available at all.

•
Although we generally use standard raw materials, parts, and components for our products, the high development costs associated with existing and emerging wireless and other technologies may require us to work with a single source of silicon chips, chip-sets, or other components or materials (“components or materials”) on any particular product. We, or any of our suppliers, may experience challenges in designing, developing, and manufacturing components or materials using these new technologies, which could affect our ability to meet market schedules.  Our suppliers may decide for commercial reasons to discontinue components or materials that we have designed into our products or may cease doing business completely due to adverse economic conditions or otherwise. Due to our dependence on single suppliers for certain components or materials, if our suppliers cease making the components or materials we use or cannot meet our demand, we could experience higher prices, a delay in manufacturing of the components or materials, be forced to redesign or end of life products, make large last-time buys which are held in inventory for extended periods of time or be unable to meet customer demand.  If this occurs, our business, financial condition, and results of operations could be materially adversely affected.

•
Because of the lead times required to obtain certain raw materials, sub-assemblies, components, and products from certain suppliers, we may be unable to react quickly to changes in demand, potentially resulting in either (i) excess inventories of such goods or materials, sub-assemblies, or components, or (ii) product shortages. Lead times are particularly long for silicon-based components incorporating radio frequency and digital signal processing technologies and such components make up an increasingly larger portion of our product costs.  In particular, many consumer product orders have shorter lead times than component lead times, making it increasingly necessary to carry more inventory in anticipation of orders, which may not materialize.  Failure to synchronize the timing of purchases of raw materials, sub-assemblies, components, and products to meet demand could increase our inventories and/or decrease our revenues and could materially adversely affect our business, financial condition, and results of operations.

•
Prices for commodities may rise based on demands from within our industry and other industries with which we compete for raw materials and components. Additionally, if our suppliers experience increased demand or shortages, it could affect the timeliness of deliveries to us and our customers. Any such shortages or further increases in prices could materially adversely affect our business, financial condition, and results of operations.

•
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. The disclosure requirements became effective for calendar year 2013. The implementation of these requirements could affect the sourcing and availability of metals used in the manufacture of a limited number of parts contained in our products. For example, the implementation of these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may be unable to conclusively verify the origins for all metals used in our products. We may suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, we will incur additional costs associated with compliance with these disclosure requirements, including time-consuming and costly efforts to determine the source of any conflict minerals used in our products.

If we fail to forecast demand for our products or successfully match production to demand, we may lose business, become obligated to purchase consigned inventory, or our gross margins could be materially adversely affected.

Our industry is characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short-term customer commitments and changes in demand. Production levels are forecasted based on anticipated and actual demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. It is particularly difficult to make accurate forecasts because of the uncertainties inherent in global and regional economies. Significant unanticipated fluctuations in product supply or demand could cause operating problems. For example, if forecasted demand does not develop, we could have excess inventory and capacity.  We have experienced differences between actual and forecasted demand in the past and expect differences to arise in the future.

We will lose opportunities to increase revenues and profits, may incur penalties for late delivery, and may be unable to later sell the excess inventory if we are unable to timely deliver products to meet the market window of our retail customers. Conversely, over-forecast of demand could result in higher inventories of finished products, components, and sub-assemblies. For example, because our retail business has pronounced seasonality, we typically build inventory well in advance of the December quarter to stock up for the anticipated demand.  If we are unable to sell these inventories, we may have to write off some or all of our inventories of excess products, unusable components, and sub-assemblies.

Moreover, a substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. As such, we do not take possession of and title to the raw materials, components and subassemblies until they are consumed in the production process. Prior to consumption in the production process, title and risk of loss to consigned inventory remains solely with the suppliers. Consigned inventory not consumed in the production process is returnable to our suppliers in accordance with the terms of our agreements with them. If we purchase all or a material portion of the materials and components consigned by our suppliers, we could incur unanticipated expenses, including write-downs for excess and obsolete inventory, which, if material, could negatively affect our business and financial results.

In addition, some of our products utilize long-lead time parts, which are only available from a limited set of vendors. The combined effects of variability of demand from our customers with long-lead time of single sourced materials has in the past contributed to inventory write-downs, particularly for our consumer products.

Furthermore, suppliers may choose to discontinue supplying raw materials or manufacturing one or more components or subassemblies essential to our products, which may be difficult, time-consuming, or costly to replace. In certain instances, we may choose to purchase large quantities of the raw materials, components, or subassemblies being discontinued as part of a last- time buy strategy. For example, we have periodically made last-time purchases in excess of our short-term needs, which are included in inventory and used over a period of several years. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and we write down to the lower of cost or market value the excess and obsolete inventory, which may have an adverse effect on our results of operations.

From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our products or cause customers to defer or stop purchasing our products until new products become available. Additionally, the announcement of new products may incite customers to increase purchases of successful legacy products as part of a last-time buy strategy, thereby increasing sales in the short-term while decreasing future sales by delaying adoption of new products. These inherent risks of transitioning to new products increase the difficulty of accurately forecasting demand for discontinued products as well as demand and acceptance for new products. Accordingly, we must effectively manage inventory levels to have an adequate supply of the new product and avoid retention of excess legacy product; however, we must also concurrently maintain sufficient levels of older product inventory to support continued sales during the transition. Our failure to effectively manage transitions from old to new products could result in inventory obsolescence, and/or loss of revenue and associated gross profit, which may further result in one or more material adverse effects on our revenues and profitability.

Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

Prices of certain raw materials, components, semiconductors, and sub-assemblies may rise depending upon global market conditions.

We have experienced volatility in costs from our suppliers, particularly in light of the price fluctuations of oil, gold, copper and other commodities, semiconductors, and other components and products in the U.S. and around the world. We expect to continue experiencing volatility, which could negatively affect our profitability or market share. Constraints in the availability of certain commodities originating from certain countries in and around the Democratic Republic of Congo or reduction of the number of suppliers that can certify that such commodities are conflict-free under the Dodd-Frank Wall Street Reform and Consumer Protection Act may exacerbate this volatility. If we are unable to pass cost increases on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition, and results of operations may be materially and adversely affected.

We have strong competitors and expect to face additional competition in the future. If we are unable to compete effectively, our results of operations may be adversely affected.

All of the markets for our products are intensely competitive. We face pressure on our selling prices, sales terms and conditions, and performance, technical, and feature enhancements from our competitors. Also, aggressive industry pricing practices may result in downward pressure on margins.

Currently, our single largest competitor is GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate with whom we experience price competition in the OCC and consumer markets. We are also experiencing competition from consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, bundle or integrate with other products' communications headset devices and adapters manufactured by them or others, offer products containing bases that are incompatible with our headset tops, and have substantially greater financial, marketing, and other resources.

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with GN's Jabra brand, Motorola, Samsung, Aliph's Jawbone brand, BlueAnt Wireless, Nokia, Bose, and Sony Ericsson, among many others.  Many of these competitors have substantially greater resources than us, and each of them has established market positions in this business. In the UC and office and contact center markets, the largest competitors are GN, Sennheiser Communications, VXI and Logitech. For the entertainment and computer audio market, our primary competitors are Sennheiser and Logitech.  Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs, and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products including products that are modeled on or are direct copies of our products. These new competitors offer very low cost products, which results in pricing pressure in the market. If market prices are substantially reduced by new entrants into the headset market, our business, financial condition, or results of operations could be materially adversely affected.

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

We also compete in the consumer market for the sale of our mobile, entertainment, gaming and computer audio, and Clarity products.  The consumer market is highly competitive, characterized by relatively rapid product obsolescence, and we are at risk if we do not have the right products available at the right time to meet consumer needs.  In addition, some of our competitors have significant brand recognition, thereby creating barriers to entry or making market share increases difficult and costly. Moreover, we sometimes experience more price-based competition that can result in significant losses and excess inventory.

If we are unable to stimulate growth in our business or if our expenditures to stimulate demand do not generate incremental profit, our business, financial condition, results of operations, and cash flows could suffer.  In addition, failure to effectively market our products to customers could lead to lower and more volatile revenue and earnings, excess inventory, and the inability to recover associated development costs, any of which could also have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We depend on original design manufacturers and contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives, which could have an adverse effect on our business.

Original design manufacturers and contract manufacturers produce key portions of our product lines, including, for example, GoerTek, Inc., which manufacturers the majority of our mono Bluetooth products. Our reliance on these original design manufacturers and contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity and timely deliveries, unanticipated or inconveniently timed loss of services, and reduced flexibility to respond to changes specific to us or our industry. Financial instability of our manufacturers or contractors resulting from the global recession or otherwise could result in our having to find or transition manufacturing to new suppliers, which could increase our costs and delay our product deliveries. These manufacturers and contractors may also choose to discontinue manufacturing our products for a variety of reasons. Consequently, if one or more original design manufacturers or contract manufacturers is unable or unwilling to meet our demand, delivery, or price requirements, our business and operating results in all or a portion of our product lines could be severely and materially affected in the event it is difficult, costly, or time-consuming to identify and ramp-up alternative manufacturers.

Our consumer business is volatile and failure to compete successfully in this business may have an adverse effect on our financial condition.

Our consumer business, which consists primarily of Bluetooth headsets, entertainment (stereo) and gaming and computer audio headsets, is highly competitive and presents many significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

•
The global market for mono Bluetooth headsets is shrinking, which is at least partially attributable to increasing integration of Bluetooth systems into automobiles. The market for stereo Bluetooth headsets is growing rapidly, although it is dominated by lifestyle brands. Our market share has been and is significantly larger in the mono market than in the stereo market and it remains unclear whether we will be able to sufficiently increase share in the stereo market in order to continue growing in the overall market for Bluetooth headsets, which may be particularly difficult considering we do not offer a lifestyle brand.

•
Reductions in the number of suppliers participating in the Bluetooth market, thereby reducing our sourcing options and potentially increasing our costs at a time when our ability to offset higher costs with corresponding product price increases is limited.

•
Difficulties retaining or obtaining shelf space and maintaining a robust and compelling eCommerce presence for consumer products in our sales channel, particularly with large "brick and mortar" retailers and Internet "etailers" as the market for mono Bluetooth headsets continues to contract.

•	The varying pace and scale of global economic recovery creates uncertainty and unpredictability about the demand for consumer products.

•
Our ability to forecast global trends and thereafter timely meet the market windows for consumer products, particularly as it relates to our dependence on third parties to supply key components, many of which have longer lead times than commitments from some of our customers.

•	Our ability to maintain insight into, and quickly respond to, sudden changes in laws or regulations before our competitors.

•
Difficulties achieving or maintaining sufficient gross margin and uncertainties in the forecasting of demand for the variety of Bluetooth headsets, entertainment, gaming and computer audio headsets, and new products generally within this category for which relevant data is incomplete or unavailable.

•	Competition may increase more than we expect and result in product pricing pressures.

Failure to compete successfully in the consumer business market may have an adverse effect on our business, results of operations, and financial condition.

We are exposed to fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability.

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in USD, whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the GBP. Furthermore, fluctuations in foreign currency rates impact our global pricing strategy, resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with USD prices and to respond to currency-driven competitive pricing actions. Large or frequent fluctuations in foreign currency rates, coupled with the ease of identifying global price differences for our products via the Internet, increase the likelihood of unauthorized third party sales in varying countries, thereby undermining our established sales channels and operations. We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability. Additionally, the majority of our suppliers are located internationally, principally in Asia. Accordingly, volatile or sustained increases or decreases in exchange rates of Asian currencies may result in increased costs or reductions in the number of suppliers qualified to meet our standards.

Currency exchange rates are volatile, and although we hedge those exposures we deem material, changes in exchange rates may nonetheless still have a negative impact on our financial results. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

We hedge a portion of our Euro and GBP forecasted revenue exposures for the future, typically over 12-month periods. In addition, we hedge a portion of our Mexican Peso forecasted cost of revenues and we have foreign currency forward contracts denominated in Euros, GBP, and Australian Dollars that hedge against a portion of our foreign-currency denominated assets and liabilities. Our foreign currency hedging contracts reduce, but do not eliminate, the impact of currency exchange rate movements and we do not execute hedging contracts in all currencies in which we conduct business. We can offer no assurance that such hedging strategies will be effective. Additionally, even if our hedging techniques are successful in the periods during which the rates are hedged, our future revenues, gross profit, and profitability may be negatively affected both at current rates and by adverse fluctuations in currencies against the USD.

Our business will be materially adversely affected if we are unable to develop, manufacture, and market new products in response to changing customer requirements and new technologies.

The market for our products is characterized by rapidly changing technology, evolving industry standards, short product life cycles, and frequent new product introductions by us and our competitors and partners, including mobile phone and software application developers. As a result, we must continually introduce new products and technologies and enhance or adapt existing products to work with a wider variety of new and existing devices and applications in order to maintain customer satisfaction and remain competitive.

The technology used in our products is evolving more rapidly now than in the past and we anticipate that this trend will continue. Historically, new products primarily offered stylistic changes and quality improvements rather than significant new technologies. Our increasing reliance and focus on the UC market has resulted in a growing portion of our products that integrate complex, state-of-the-art technology, increasing the risks associated with new product ramp-up, including product performance and defects in the early stages of production. In addition, our participation in the consumer market requires us to rapidly and frequently adopt new technology and changing market trends; thus, our consumer products experience shorter lifecycles. We believe this is particularly true for our newer emerging technology products in the mobile, entertainment, gaming and computer audio, residential, and certain parts of the office markets.  In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality, while historically our focus was limited to audio products.

Office phones have begun to incorporate Bluetooth functionality, which has opened the market to consumer Bluetooth headsets and reduced the demand for our traditional office telephony headsets and adapters as well as impacting potential revenues from our own wired and wireless headset systems, resulting in lost revenue, lower margins, or both. Moreover, the increasing adoption of wireless headsets has also resulted in increased development costs associated with the introduction of new wireless standards and more frequent changes in those standards and capabilities as compared to wired technologies. If sales and margins on our traditional corded and cordless products decline and we are unable to successfully design, develop, and market alternatives at historically comparable margins, our revenue and profits may decrease.

In addition, innovative technologies such as UC have moved the platform for certain of our products from our customers' closed proprietary systems to open platforms such as the PC. In turn, the PC has become more open as a result of technologies such as cloud computing and trends toward more open source software code development. As a result, the risk that current and potential competitors could enter our markets and commoditize our products by offering similar products has increased.

The success of our products depends on several factors, including our ability to:

•	Anticipate technology and market trends

•	Develop innovative new products and enhancements on a timely basis

•	Distinguish our products from those of our competitors

•	Create industrial designs that appeal to our customers and end-users

•	Manufacture and deliver high-quality products in sufficient volumes and acceptable margins

•	Price our products competitively

•	Hire and retain qualified personnel in the highly competitive field of software development for future generations of our products

•	Provide timely, effective and accurate technical product support to our customers

•	Leverage new and existing channel partners effectively

If we are unable to develop, manufacture, market, and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, including changing fashion trends and styles, it will materially adversely affect our business, financial condition, and results of operations.  Furthermore, as we develop new generations of products more quickly, we expect that the pace of product obsolescence will increase concurrently.  The disposition of inventories of excess or obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.

We have significant foreign manufacturing operations and rely on third party manufacturers located outside the U.S., and a significant amount of our revenues are generated internationally, which subjects our business to risks of international operations.

We have a manufacturing facility in Tijuana, Mexico. We also have suppliers and other vendors throughout Asia, including GoerTek, Inc., located in Weifang, China, which is the manufacturer of the majority of our Bluetooth products. We also generate a significant amount of our revenues from foreign customers.

Our international operations and sales expose us to various risks including, among others:

•	Fluctuations in foreign currency exchange rates

•	Cultural differences in the conduct of business

•	Greater difficulty in accounts receivable collection and longer collection periods

•	The impact of recessionary, volatile or adverse global economic conditions

•	Reduced protection for intellectual property rights in some countries

•	Unexpected changes in regulatory requirements

•	Tariffs and other trade barriers, particularly in developing nations such as Brazil, India, and others

•	Political conditions, health epidemics, civil unrest, or criminal activities within each country

•	The management, operation, and expenses associated with an enterprise spread over various countries

•	The burden and administrative costs of complying with a wide variety of foreign laws and regulations

•	Currency restrictions

•	Compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act and the United Kingdom's Bribery Act

The above-listed and other inherent risks of international operations could materially adversely affect our business, financial condition, and results of operations.

We sell our products through various distribution channels that can be volatile, and failure to establish and maintain successful relationships with our channel partners could materially adversely affect our business, financial condition, or results of operations. In addition, bankruptcies or financial difficulties of our customers may impact our business.

We sell substantially all of our products to end users through distributors, retailers, OEMs, and telephony service providers. Effectively managing these relationships and avoiding channel conflicts can be difficult and time-consuming. Our existing relationships with these parties are generally not exclusive and can be terminated by us or them without cause on short notice. In the future, we may be unable to retain or attract a sufficient number of qualified distributors, retailers, OEMs, and telephony service providers. These customers also sell or may sell products offered by our competitors. To the extent that our competitors offer these customers more favorable terms or more compelling products, such customers may decline to carry, de-emphasize, or discontinue carrying our products. Further, such customers may not recommend or may stop recommending our products. In the future, our OEMs or potential OEMs may elect to manufacture their own products that are similar to those we currently sell to them. The inability to establish or maintain successful relationships with distributors, OEMs, retailers, and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition, or results of operations. We have experienced the bankruptcy of certain customers; for example, in fiscal year 2012, the bankruptcy of one of our customers negatively impacted our operating income by $1.2 million. If global or regional economic conditions deteriorate, more of our customers or suppliers may become insolvent. It is impossible to reliably determine whether additional bankruptcies may occur.

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

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income has been generated historically in jurisdictions outside of the U.S. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, the applicable tax laws were rescinded or changed, or the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected. In addition, various governmental tax authorities have recently increased their scrutiny of tax strategies employed by corporations and individuals. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition, and results of operations could be materially adversely affected.

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

Our success depends in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. The process of seeking intellectual property protection can be lengthy, expensive, and uncertain. For example, patents may not be issued in response to our applications, and any patents that may be issued may be invalidated, circumvented, or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. Furthermore, we may be countersued by an actual or alleged infringer if we attempt to enforce our intellectual property rights, which may materially increase our costs, divert management attention, and result in injunctive or financial damages being awarded against us. In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the U.S. If it is not feasible or possible to obtain, enforce, or protect our intellectual property rights, it could materially adversely affect our business, financial condition, and results of operations.

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

There are multiple initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with the European Union (“EU”) and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”).  If it is determined that our products do not comply with RoHs or WEEE, or additional new or existing environmental laws or regulations in the U.S., Europe, or other jurisdictions are enacted or amended, we may be required to modify some or all of our products or replace one or more components in those products, which, if such modifications are possible, may be time-consuming, expensive to implement and decrease end-user demand, particularly if we increase prices to offset higher costs. If any of the foregoing were to happen, our ability to sell one or more of our products may be limited or prohibited causing a material negative effect on our financial results.

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

We cannot guarantee we will continue to repurchase our common stock pursuant to stock repurchase programs or that we will declare future dividend payments at historic rates or at all. The repurchase of our common stock and the payment of dividends may not achieve our desires or may result in negative side effects.

Since May 2011, we have repurchased in excess of 8 million shares of our common stock through multiple share repurchase programs authorized by our Board of Directors. In addition, we continue to operate under a 1,000,000 share repurchase program approved in August 2012. Moreover, our Board of Directors has declared quarterly dividends of $.10 per share since May 2012 and $0.05 per share over a number of years prior to May 2012.

Although our Board of Directors has consistently declared quarterly cash dividend payments on our common stock and has authorized the repurchase of shares of our common stock under share repurchase programs with more frequency in recent years, any determination to pay cash dividends at recent rates or at all, or any authorization to repurchase shares of our common stock under share repurchase programs will be assessed based on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and are in compliance with all laws and applicable agreements. Additionally, there can be no assurance that the quantities of stock repurchased under our stock repurchase programs will continue at recent historical levels or at all, or that our stock repurchase programs or dividend declarations will have a beneficial impact on our stock price. The timing of our stock repurchases varies with fluctuations in the trading price of our common stock such that at any particular time, our domestic cash flow from operations has been, and may be again in the future, insufficient to fully cover our stock repurchases and support our working capital needs, causing us to borrow to support our repurchase or other activities. Although we currently have sufficient reserves in our international locations to fund our existing and any future stock repurchase programs, repatriating all or a portion of our foreign cash would likely result in material tax obligations.

To improve our domestic liquidity in connection with further stock repurchases and other business activities, in May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), as most recently amended in May 2013 to extend its term to May 2016 ("the Credit Agreement"). The Credit Agreement provides for a $100 million unsecured revolving credit facility. We have previously drawn funds and expect to continue drawing funds under the Credit Agreement from time to time, which amounts bear interest. Moreover, the Credit Agreement contains affirmative and negative covenants with which we must comply. These restrictions apply regardless of whether any loans are outstanding and could adversely impact how we operate our business, our operating results, and dividend declarations, which, in turn, may negatively impact our stock price. In addition, as we borrow additional funds on the credit facility under the Credit Agreement, we may be required to increase the borrowing limit under the Credit Agreement or seek additional sources of credit. Given tightening credit markets, there is no assurance that if we were to seek additional credit, it would be available to us when needed or if it is available, the cost or restrictive terms and conditions accompanying additional loans would not be prohibitive.

We are subject to various regulatory requirements, and changes in such regulatory requirements and increases in the number and types of products using limited radio frequencies for wireless products may adversely impact our gross margins as we comply with such changes, reduce our ability to generate revenues if we are unable to comply, or decrease demand for our wireless products if increased radio frequency interference reduces the actual or perceived quality of those products.

Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. For example, certain of our OCC products must meet certain standards to work with local phone systems. Certain of our wireless office and mobile products must work within existing frequency ranges permitted in various jurisdictions. Moreover, competition for limited radio frequency bandwidth as a result of an increasing number of wireless products by us, our competitors, and other third party product manufacturers increases the risk of interference or diminished product performance. In particular, there is an effort by a third party manufacturer of wireless devices to release a product in the U.S. that operates in the unlicensed 903-928 megahertz radio frequency range using significantly higher power than the power used by our wireless products and those of many other users in the unlicensed radio frequency range. If use of this product is approved by the Federal Communications Commission, we anticipate our wireless products will experience interference which, if material, will harm our reputation and adversely affect sales of our wireless products.

As regulations and local laws change and competition for limited bandwidth on various radio frequencies increases, we must modify our products to address those changes. Regulatory restrictions and competition may increase the costs to design, manufacture, and sell our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along. Compliance with regulatory restrictions and bandwidth limitations may impact the actual or perceived technical quality and capabilities of our products, reducing their marketability. In addition, if the products we supply to various jurisdictions or which are conveyed by customers or merchants into unauthorized jurisdictions fail to comply with the applicable local or regional regulations, our products might interfere with other devices that properly use the frequency ranges in which our products operate, and we or consumers purchasing our products may be responsible for the damages that our products cause. This could result in our having to alter the performance of our products, pay substantial monetary damages or penalties, harm to our reputation, or other adverse consequences.

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

Additionally, our mobile headsets are used with mobile telephones and there has been continuing public controversy over whether the radio frequency emissions from mobile phones are harmful to users of mobile phones. We are unaware of any conclusive proof of any health hazard from the use of mobile phones, but research in this area continues. We have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero and our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones; however, if research establishes a health hazard from the use of mobile phones or public controversy grows even in the absence of conclusive research findings, the likelihood of litigation against us may increase.  Likewise, should research establish a link between radio frequency emissions and corded or wireless headsets or should we become a party to litigation claiming such a link and public concern in this area grows, demand for our corded or wireless headsets could be reduced creating a material adverse effect on our financial results.

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

The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•
Uncertain economic conditions, including the length and scope of the recovery from the domestic and global recession or double dip recession in the U.S. or Europe, slowing economic growth in Asia, inflationary pressures, and a potential decline in investor confidence in the market place

•	Failure to meet our forecasts or the expectations and forecasts of securities analysts

•	Changes in our published forecasts of future results of operations

•	Quarterly variations in our or our competitors' results of operations and changes in market share

•	The announcement of new products, product enhancements, or partnerships by us or our competitors

•	Our ability to develop, introduce, ship, and support new products and product enhancements and manage product transitions

•	Repurchases of our common shares under our repurchase plans

•	Our decision to declare dividends or increase or decrease dividends over historical rates

•	The loss of services of one or more of our executive officers or other key employees

•	Changes in earnings estimates, recommendations, or ratings by securities analysts or a reduction in the number of analysts following our stock

•	Developments in our industry, including new or increased enforcement of existing governmental regulations related to our products and new or revised communications standards

•
Concentrated ownership of our common stock by a limited number of institutional investors that may limit liquidity for investors interested in acquiring or selling positions in our common stock, particularly substantial positions

•	Sales of substantial numbers of shares of our common stock in the public market by us, our officers or directors, or unaffiliated third parties, including institutional investors

•	General economic, political, and market conditions, including market volatility

•	Litigation brought by or against us

•	Other factors unrelated to our operating performance or the operating performance of our competitors

Our business could be materially adversely affected if we lose the benefit of the services of key personnel.

Our success depends to a large extent upon the services of a limited number of executive officers and other key employees. The unanticipated loss of the services of one or more of our executive officers or key employees could have a material adverse effect upon our business, financial condition, and results of operations. For example, on April 14, 2013, we announced that our President and CEO, Ken Kannappan, was taking a temporary medical leave of absence to address a treatable form of cancer. His leave is currently expected to last approximately four months. In the interim, our Board of Directors has named our Senior Vice President and Chief Financial Officer, Pam Strayer, as Acting Interim Chief Executive Officer. Should Mr. Kannappan's leave be extended or if his absence is perceived by investors and analysts as materially negative for any reason, they may sell our stock or enact other strategies that may cause our stock price to decline.

We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled technical, management, sales, and marketing personnel. Competition for such personnel is intense. We may not be successful in attracting and retaining such personnel, and our failure to do so could have a material adverse effect on our business, operating results, or financial condition.

Our purchase of property and a facility in Tijuana, Mexico, the expansion of the facilities to meet our operating needs, and the transfer of certain responsibilities to Tijuana could affect our operating results.

In June 2012, we announced the purchase of property and an existing building in Tijuana, Mexico. We are in the process of modifying and expanding the building by approximately one-third and intend to move all of our Tijuana operations, currently divided into four leased buildings in Tijuana, into the new facility after completion of construction, estimated to be in July 2013. We currently expect that, when completed, the cost of the property and building, along with the modifications and expansion of the existing building, will approximate $31 million, an increase of $1 million over prior estimates. Construction projects of this size and scope are complex and prone to cost overruns, unexpected contingencies, and delays in obtaining construction and governmental permits. As part of the expansion process, we are also concurrently consolidating a portion of our worldwide operations by transferring some responsibilities to Tijuana. Our failure or inability to oversee and manage the construction, operations, and costs of our facilities in Tijuana, any delays in the construction or transition of operations into the new facility, or issues arising with the transfer of responsibilities to Tijuana, could materially adversely affect our business, financial condition, or results of operations.

We have $16.4 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill were to exceed its implied fair value, or if the carrying value of intangible assets were not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, including an immaterial acquisition in the quarter ended September 30, 2012, we have $16.4 million of goodwill and other intangible assets on our consolidated balance sheet as of March 31, 2013.  It is impossible at this time to determine if any future impairment charge would result or, if it does, whether such charge related to these assets would be material. If such a charge is necessary, it may have a material adverse effect our financial results.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.

We rely on networks, information systems, and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business activities, including procurement, manufacturing, sales, distribution, invoicing, and collections. We use information systems to process and report financial information internally and to comply with regulatory reporting. In addition, we depend on information systems for communications with our suppliers, distributors, and customers. Consequently, our business may be impacted by system shutdowns or service disruptions during routine operations, such as system upgrades or user errors, as well as network or hardware failures, malicious software, hackers, natural disasters, communications interruptions, or other events (collectively, "network incidents"). Our computer systems have been, and will likely continue to be, subject to network incidents. While, to date, the Company has not experienced a network incident resulting in material impairment to our operations, nor have we experienced material intentional or inadvertent disclosure of our data or information or the information or data of our customers or vendors, future network incidents could result in unintended disruption of our operations or disclosure of sensitive information or assets. Furthermore, we may experience targeted attacks and although we continue to invest in personnel, technologies, and training to prepare for and reduce the adverse consequences of such attacks, these investments are expensive and do not guarantee that such attacks will be unsuccessful, either completely or partially.

If our information systems are disrupted or shutdown and we fail to timely and effectively resolve the issues, we could experience delays in reporting our financial results and we may lose revenue and profits. Misuse, leakage, or falsification of information could result in a violation of data privacy laws and regulations, damage our reputation, and have a negative impact on net operating results. In addition, we may suffer financial damage and damage to our reputation because of loss or misappropriation of our confidential information or assets, or those of our partners, customers, or suppliers. We could also be required to expend significant effort and incur financial costs to remedy security breaches or to repair or replace networks and information systems.

War, terrorism, public health issues, natural disasters, or other business interruptions could disrupt supply, delivery, or demand of products, which could negatively affect our operations and performance.

War, terrorism, public health issues, natural disasters, or other business interruptions, whether in the U.S. or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, us, and our suppliers or customers.  Our major business operations and those of many of our vendors and their sub-suppliers (collectively, "Suppliers") are subject to interruption by disasters, including, without limitation, earthquakes, floods, and volcanic eruptions or other natural or manmade disasters, fire, power shortages, terrorist attacks and other hostile acts, public health issues, flu or similar epidemics or pandemics, and other events beyond our control and the control of our Suppliers.  Our corporate headquarters, information technology, manufacturing, certain research and development activities, and other critical business operations are located near major seismic faults or flood zones.  While we are partially insured for earthquake-related losses or floods, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management and independent registered public accounting firm are required to report annually on the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.

We have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective. If this were to occur, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments, and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California.  Our facilities are located throughout the Americas, Europe, and Asia.  The table below lists the major facilities owned or leased as of March 31, 2013:

Location	Square Footage	Lease/Own	Primary Use
Chattanooga, Tennessee	10,125	Own	Light Assembly, Sales and Marketing, Engineering, Administration
Hoofddorp, Netherlands	14,788	Lease	Administrative and TAC (Technical Assistance Center)
San Diego, California	23,368	Lease	Industrial and Office Space
Santa Cruz, California	79,253	Own	Sales and Marketing, Engineering, Administration
Santa Cruz, California	44,183	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	39,892	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	18,250	Lease	Light Assembly, Sales, Engineering, Administration, and TAC. To be vacated at the end of May 2013 as part of a restructuring plan. Lease obligation will continue until March 2018.
Santa Cruz, California	20,325	Lease	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	7,000	Lease	Light Assembly, Sales, Engineering, Administration
Suzhou, China	42,012	Lease	Sales, Administration, Design Center, Quality, TAC
Tijuana, Mexico	792,304	Own
Currently under construction. Building is anticipated to be fully completed in July 2013 and fully operational in August 2013. All the activities in the 4 leased buildings in Tijuana, Mexico (listed below) will be consolidated in this building.

Tijuana, Mexico	95,980	Lease	Engineering, Assembly, Administration. To be vacated in July 2013 and will be restored and returned to landlord in August 2013. Lease obligation will continue until the last day of October 2013.
Tijuana, Mexico	61,785	Lease	Engineering, Assembly. To be vacated in July 2013 and will be restored and returned to landlord in August 2013. Lease obligation will continue until the last day of October 2013.
Tijuana, Mexico	289,589	Lease	Logistic and Distribution Center. To be vacated in June 2013, and will be restored and returned to landlord in July 2013. Lease obligation will continue until the last day of April, 2014.
Tijuana, Mexico	53,732	Lease
Engineering, Design Center, Call Center, and TAC. To be vacated in July 2013 and will be restored and returned to landlord in August 2013. Lease obligation will continue until the last day of October 2013.

Wootton Bassett, UK	21,824	Own	Main Building Sales, Engineering, Administration
Wootton Bassett, UK	15,970	Own	Currently leased to a third party

We believe that our existing properties are suitable and generally adequate for our current business.

ITEM 3.  LEGAL PROCEEDINGS

Five class action lawsuits filed against us alleging that our Bluetooth headsets may cause noise-induced hearing loss are outstanding.  Shannon Wars et al. vs. Plantronics, Inc. was filed on November 14, 2006 in the U.S. District Court for the Eastern District of Texas.  Lori Raines, et al. vs. Plantronics, Inc. was filed on October 20, 2006 in the U.S. District Court, Central District of California.  Kyle Edwards, et al vs. Plantronics, Inc. was filed on October 17, 2006 in the U.S. District Court, Middle District of Florida.  Ralph Cook vs. Plantronics, Inc. was filed on February 8, 2007 in the U.S. District Court for the Eastern District of Virginia.  Randy Pierce vs. Plantronics, Inc. was filed on January 10, 2007 in the U.S. District Court for the Eastern District of Arkansas.  These complaints seek various remedies, including injunctive relief requiring us to include certain additional warnings with our Bluetooth headsets and to redesign the headsets to limit the volume produced, or, alternatively, to provide the user with the ability to determine the level of sound emitted from the headset.  Plaintiffs also seek unspecified general, special, and punitive damages, as well as restitution.  The federal cases have been consolidated for all pre-trial purposes in the U.S. District Court for the Central District of Los Angeles.  The parties have agreed in principle to settle all outstanding claims.  The U.S. District Court for the Central District of Los Angeles signed an order approving the final settlement of the lawsuit entitled In Re Bluetooth Headset Products Liability Litigation, brought against Plantronics, Inc., Motorola, Inc., and GN Netcom, Inc., alleging that the three companies failed to adequately warn consumers of the potential for long-term noise induced hearing loss if they used Bluetooth headsets.  The companies contested the claims of the lawsuit, but settled the lawsuit on a nationwide basis for an amount which we believe is less than the cost of litigating and winning the lawsuit which the District Court thereafter approved.  Objectors to the settlement appealed the judgment issued by the District Court that the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) vacated and remanded with instructions to the District Court to properly exercise its discretion in accordance with the principles set forth in the decision by the Ninth Circuit. The District Court re-issued its decision and judgment in August 2012, significantly reducing the amount of attorneys' fees awarded to counsel for the plaintiffs. The time for further appeal has now expired. The defendants are in process of making the settlement payments to the four charitable institutions entitled to receive those payments and to pay the attorneys' fees and costs. Once these payments are finalized, a dismissal with prejudice is expected to be entered. We believe that any loss related to these proceedings would not be material and have adequately reserved for these costs in the consolidated financial statements.

On October 12, 2012, GN Netcom, Inc. sued Plantronics, Inc. in the U.S. District Court for the District of Delaware, case number 1:12cv01318, alleging violations of the Sherman Act, the Clayton Act, and Delaware common law. In its complaint, GN specifically alleges four causes of action: Monopolization, Attempted Monopolization, Concerted Action in Restraint of Trade, and Tortious Interference with Business Relations. GN claims that Plantronics dominates the market for headsets sold into contact centers in the United States and that a critical channel for sales of headsets to contact centers is through a limited network of specialized independent distributors (“SIDs”). GN asserts that Plantronics attracts SIDs through Plantronics Only Distributor Agreements and the use of these agreements is allegedly illegal. Plantronics denies each of the allegations in the complaint and is vigorously defending itself.

In addition, we are presently engaged in various legal actions arising in the normal course of business.  We believe it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol “PLT”.  The following table sets forth the low and high sales prices as reported on the NYSE for each period indicated:

	Low	High
Fiscal Year 2013
First Quarter	$28.95	$40.80
Second Quarter	$31.31	$37.66
Third Quarter	$31.30	$37.29
Fourth Quarter	$36.87	$45.61
Fiscal Year 2012
First Quarter	$33.51	$38.87
Second Quarter	$28.45	$38.26
Third Quarter	$27.45	$35.98
Fourth Quarter	$35.12	$40.26

As of April 27, 2013, there were approximately 50 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners, but we believe it is significantly higher than the number of record holders.  On March 28, 2013, the last trading day of fiscal year 2013, the last sale reported on the NYSE for our common stock was $44.19 per share.

Cash Dividends

Quarterly dividends paid per share in fiscal years 2013 and 2012 were $0.10 and $0.05, respectively, resulting in total payments of $17.1 million and $9.0 million, respectively. We expect to continue paying a quarterly dividend of $0.10 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors each quarter after its review of our financial performance and financial position.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of fiscal year 2013:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [4]
December 30, 2012 to January 26, 2013	2,200		$35.99	2,200	887,595
January 27, 2013 to March 2, 2013	9,959	[3]	$39.74	5,000	882,595
March 3, 2013 to March 30, 2013	688		$39.81	688	881,907

[1]	On August 6, 2012, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

[2]	"Average Price Paid per Share" reflects only our open market repurchases of common stock.

[3]	Includes 4,959 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[4]	These shares reflect the available shares authorized for repurchase under the August 6, 2012 program.

Refer to Note 12, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

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

	Fiscal Year Ended March 31,
	2013 [1]	2012	2011 [2,3]	2010 [2,4]	2009 [2,4,5]
	($ in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues	$762,226	$713,368	$683,602	$613,837	$674,590
Operating income	$138,097	$141,353	$140,712	$97,635	$61,461
Operating margin	18.1%	19.8%	20.6%	15.9%	9.1%
Income from continuing operations	$138,425	$142,602	$140,656	$100,740	$57,917
Income from continuing operations, net of tax	$106,402	$109,036	$109,243	$76,453	$45,342
Basic earnings per share - continuing operations	$2.55	$2.48	$2.29	$1.58	$0.93
Diluted earnings per share - continuing operations	$2.49	$2.41	$2.21	$1.55	$0.93
Loss on discontinued operations, net of tax	$—	$—	$—	$(19,075)	$(110,241)
Cash dividends declared per common share	$—	$0.20	$0.20	$0.20	$0.20
Shares used in basic per share calculations	41,748	44,023	47,713	48,504	48,589
Shares used in diluted per share calculations	42,738	45,265	49,344	49,331	48,947
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$345,357	$334,512	$429,956	$369,192	$218,180
Total assets	$764,605	$672,470	$744,647	$655,351	$633,120
Revolving line of credit	$—	$37,000	$—	$—	$—
Other long-term obligations	$12,930	$13,360	$12,667	$13,850	$13,698
Total stockholders' equity	$646,447	$527,244	$634,852	$571,334	$525,367
OTHER DATA:
Cash provided from operating activities	$125,501	$140,448	$158,232	$143,729	$99,150

[1]
We initiated a restructuring plan during the third quarter of fiscal year 2013. Under the plan, we reallocated costs by eliminating certain positions in the US., Mexico, China, and Europe, and transitioned some of these positions to lower cost locations. As part of this plan, we also plan to vacate a portion of a leased facility at our corporate headquarters in the first quarter of fiscal year 2014. The pre-tax charges incurred during fiscal year 2013 included $1.9 million for severance and related benefits and an immaterial amount of accelerated amortization on leasehold assets with no alternative future use. We expect to incur $1.0 million for lease termination costs to be recorded when we exit the facility in the first quarter of fiscal year 2014. We anticipate the restructuring plan will be substantially complete by the end of the first quarter of fiscal year 2014.

[2]
During fiscal year 2009, we announced several restructuring plans that included reductions in force, including the planned closure of our Suzhou, China Bluetooth manufacturing facility in fiscal year 2010.  In fiscal year 2009, $11.0 million in restructuring and other related charges are included in our consolidated income from continuing operations.  In fiscal year 2010, we recorded an additional $1.9 million of restructuring and other related charges consisting of $0.8 million of severance and benefits and $1.1 million of non-cash charges, including $0.7 million for the acceleration of depreciation on building and equipment associated with research and development and administrative functions due to the change in the assets’ useful lives as a result of the assets being taken out of service prior to their original service period and $0.4 million of additional loss on assets held for sale.  In fiscal year 2010, we recorded non-cash accelerated depreciation charges of $5.2 million related to the building and equipment associated with manufacturing operations, which is included in cost of revenues.  There were no charges in fiscal year 2011; however, we completed the sale of our Suzhou facility, resulting in an immaterial net gain recorded in restructuring and other related charges.

[3]
During fiscal year 2011, we recognized a gain of $5.1 million upon receiving payment from a competitor to dismiss litigation involving the alleged theft of our trade secrets. In addition, we recorded $1.4 million in accelerated amortization expense to reflect the revised estimated life of an intangible asset we deemed to be abandoned.

[4]
On December 1, 2009, we completed the sale of Altec Lansing, our AEG segment, and, therefore, its results are no longer included in continuing operations for the periods presented.  Accordingly, we have classified the AEG operating results, including the loss on sale, as discontinued operations in the Consolidated statement of operations for all periods presented.

[5]
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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks, and assumptions associated with these statements.  Our fiscal year-end financial reporting periods end on the Saturday closest to March 31st.  Fiscal years 2013, 2012, and 2011 each had 52 weeks and ended on March 30, 2013, March 31, 2012, and April 2, 2011, respectively.  For purposes of presentation, we have indicated our accounting fiscal year as ending on March 31.

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

Our priorities during fiscal year 2013 were to win in Unified Communications (“UC”), improve our execution effectiveness, and deliver strong financial results. We increased revenues from UC products, growing by 40% over the prior year to $130.8 million and believe our innovation and breakthroughs in contextual intelligence and other product features and enhancements spurred this growth and allowed us to maintain a premium position in the market. Our increased investments in Research and Development versus a year ago yielded increased functionality for UC endpoints and successful launches of new consumer products in key markets.  We also continued to invest in our global sales force in order to bring these and other products to the marketplace. Despite macroeconomic headwinds in some of our key markets, we achieved strong financial results, delivering $106.4 million in net income, representing approximately 14% of our net revenues.

We believe UC represents our key long-term driver of revenue and profit growth, and it continues to be our primary focus area. Business communications are being transformed from voice-centric systems supported by traditional PBX infrastructure to communication systems that are fully integrated with voice, video, and data and are supported by feature-rich UC software. With this transformation, the requirement for a traditional headset used only for voice communications continues to evolve into a device that delivers contextual intelligence, providing the ability to reach people using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how they can be reached. Our portfolio of UC solutions combines hardware with advanced sensor technology and capitalizes on contextual intelligence, addressing the needs of the constantly changing business environments and evolving work styles to make connecting easier and by sharing presence information to convey user availability and other contextual information. We believe UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration, and we believe our solutions with Simply Smarter Communications® technology will be an important part of the UC environment.

The contact center is the most mature market in which we participate, and we expect this market to grow slowly over the long-term. Given the migration to UC by corporations globally, we also expect the market for headsets for non-UC enterprise applications to grow very slowly, if at all. We believe the growth of UC will increase overall headset adoption in enterprise environments and we therefore expect most of the growth in Office and Contact Center ("OCC") over the next five years to come from headsets designed for UC.

In fiscal year 2013, we built on the traction gained during fiscal year 2012 in our Bluetooth product portfolio with the introduction of several new models, including Legend, our next-generation Voyager mono Bluetooth product, which was successfully launched in the second half of the fiscal year. We believe we gained share in both stereo and mono Bluetooth categories during fiscal year 2013 and intend to manage our portfolio to maintain or grow share going forward.

Integral to our core research and development in fiscal year 2013 were investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed and development of value-added software applications for business users. We believe our investments in strategic architecting may allow us to differentiate our products and sustain strong long-term gross margins. During fiscal year 2013, we continued to strengthen our strategic partnerships with platform suppliers to ensure that our products remain compatible with all major platforms as UC usage becomes an essential part of a unified work environment.

Looking forward, we continue to believe that UC is a key long-term driver of revenue and profit growth. We remain cautious about the macroeconomic environment and will monitor our expenditures accordingly; however, we will continue to invest strategically in our long-term growth opportunities. We will continue focusing on innovative product development through our core research and development efforts, including the use of software and services as part of our portfolio. As part of our commitment to UC, we announced in the first quarter of fiscal year 2013 the Plantronics Developer Connection ("PDC") , which provides a software developer kit allowing registered developers access to a rich set of tools and providing a forum to interact, share ideas and develop innovative applications. We believe the PDC is a valuable resource for application developers to leverage the contextual intelligence built into our headsets, ultimately providing an endless array of capabilities such as user authentication, customer information retrieval based on incoming mobile calls, and connection of a user's physical actions in the real world to the virtual world. We will also continue to grow our sales force and increase marketing and other customer service and support as we expand key strategic partnerships to market our UC products.  We believe we have an excellent position in the market and a well-deserved reputation for quality and service that we will continually strive to earn through ongoing investment and strong execution.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the consolidated statements of operations data.  The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

(in thousands)	Fiscal Year Ended March 31,
	2013		2012		2011
Net revenues	$762,226	100.0%	$713,368	100.0%	$683,602	100.0%
Cost of revenues	359,045	47.1%	329,017	46.1%	321,846	47.1%
Gross profit	403,181	52.9%	384,351	53.9%	361,756	52.9%
Operating expenses:
Research, development and engineering	80,373	10.5%	69,664	9.8%	63,183	9.2%
Selling, general and administrative	182,445	23.9%	173,334	24.3%	163,389	23.9%
Gain from litigation settlement	—	—%	—	—%	(5,100)	(0.7)%
Restructuring and other related charges	2,266	0.3%	—	—%	(428)	(0.1)%
Total operating expenses	265,084	34.8%	242,998	34.1%	221,044	32.3%
Operating income	138,097	18.1%	141,353	19.8%	140,712	20.6%
Interest and other income (expense), net	328	—%	1,249	0.2%	(56)	—%
Income before income taxes	138,425	18.2%	142,602	20.0%	140,656	20.6%
Income tax expense	32,023	4.2%	33,566	4.7%	31,413	4.6%
Net income	$106,402	14.0%	$109,036	15.3%	$109,243	16.0%

Net Revenues

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2013	March 31, 2012	Change		March 31, 2012	March 31, 2011	Change
Net revenues:
OCC	$549,301	$531,709	$17,592	3.3%	$531,709	$490,472	$41,237	8.4%
Mobile	163,460	131,825	31,635	24.0%	131,825	137,530	(5,705)	(4.1)%
Gaming and Computer Audio	30,747	31,855	(1,108)	(3.5)%	31,855	36,736	(4,881)	(13.3)%
Clarity	18,718	17,979	739	4.1%	17,979	18,864	(885)	(4.7)%
Total net revenues	$762,226	$713,368	$48,858	6.8%	$713,368	$683,602	$29,766	4.4%

OCC products represent our largest source of revenues, while Mobile products represent our largest unit volumes.  Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives, and channel mix. Net revenues derived from sales of consumer goods into the retail channel typically account for a seasonal increase in net revenues in the third quarter of our fiscal year.

Our consolidated net revenues increased in fiscal year 2013 compared to fiscal year 2012 driven by growth in Mobile product revenues as a result of our stronger portfolio of Mobile products and increased demand attributable to hands-free laws enacted in the People's Republic of China (PRC) during the fiscal year. OCC product revenues also increased, primarily as a result of growth in demand for UC.  Unfavorable foreign exchange fluctuations in the Euro ("EUR") and Great Britain Pound ("GBP") reduced net revenues by approximately $6.1 million in fiscal year 2013 compared to fiscal year 2012, net of the effects of hedging.

Our consolidated net revenues increased in fiscal year 2012 compared to fiscal year 2011 driven by growth in OCC product revenues as a result of higher volumes due to growth in demand for UC.  In addition, favorable foreign exchange fluctuations in the Euro ("EUR") and Great Britain Pound ("GBP") contributed approximately $4.0 million to the growth in our net revenues. These increases were partially offset by a decrease in Mobile net revenues due mostly to overall weakness in the product category, resulting in a lower unit volume of sales. We also believe our share of the total market decreased in fiscal year 2012, with reductions in U.S. market share offset partially by gains achieved internationally. In addition, Gaming and Computer Audio net revenues decreased due primarily to market share loss resulting from decreased investment in this category in fiscal years 2012 and 2011 as we prioritized our investments in UC products and development.

Geographic Information

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2013	March 31, 2012	Change		March 31, 2012	March 31, 2011	Change
Net revenues:
United States	$436,447	$406,233	$30,214	7.4%	$406,233	$400,292	$5,941	1.5%
As a percentage of net revenues	57.3%	56.9%			56.9%	58.6%
Europe and Africa	181,439	177,157	4,282	2.4%	177,157	165,800	11,357	6.8%
Asia Pacific	92,193	78,853	13,340	16.9%	78,853	66,419	12,434	18.7%
Americas, excluding United States	52,147	51,125	1,022	2.0%	51,125	51,091	34	0.1%
Total international net revenues	325,779	307,135	18,644	6.1%	307,135	283,310	23,825	8.4%
As a percentage of net revenues	42.7%	43.1%			43.1%	41.4%
Total net revenues	$762,226	$713,368	$48,858	6.8%	$713,368	$683,602	$29,766	4.4%

As a percentage of total net revenues, consolidated U.S. net revenues remained flat in fiscal year 2013 compared to fiscal year 2012. As a percentage of total net revenues, consolidated international net revenues also remained flat in fiscal year 2013 compared to fiscal year 2012. The increase in absolute dollars in U.S. net revenues resulted from increased OCC net revenues due to continued growth in demand for UC. The increase in absolute dollars in international revenues was due primarily to increased Mobile net revenues driven mainly by increased demand attributable to hands-free laws enacted in the PRC during the fiscal year and to a lesser extent, the benefit of a stronger portfolio, especially in Europe and Africa. International revenues were reduced by approximately $6.1 million in fiscal year 2013 compared to fiscal year 2012, due to unfavorable foreign exchange fluctuations in the EUR and GBP, net of the effects of hedging.

As a percentage of total net revenues, consolidated U.S. net revenues decreased in fiscal year 2012 compared to fiscal year 2011 due mostly to strong international growth in OCC net revenues and by weakness in the Mobile product category in the U.S. As a percentage of total net revenues, consolidated international net revenues increased in fiscal year 2012 compared to fiscal year 2011. The increase in absolute dollars in U.S. net revenues resulted from increased OCC net revenues due to growth in demand for UC. The increase in absolute dollars in international revenues was also due to increased OCC net revenues, coupled with an increase in Mobile net revenues as we gained share in markets outside the U.S.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2013	March 31, 2012	Change		March 31, 2012	March 31, 2011	Change
Net revenues	$762,226	$713,368	$48,858	6.8%	$713,368	$683,602	$29,766	4.4%
Cost of revenues	359,045	329,017	30,028	9.1%	329,017	321,846	7,171	2.2%
Gross profit	$403,181	$384,351	$18,830	4.9%	$384,351	$361,756	$22,595	6.2%
Gross profit %	52.9%	53.9%			53.9%	52.9%

The increase in gross profit in fiscal year 2013 compared to fiscal year 2012 was due primarily to the increase in net revenues. As a percentage of net revenues, gross profit decreased primarily from the effect of product mix being weighted more heavily to Mobile products, resulting from demand attributable to hands-free laws enacted in the PRC during the fiscal year and to a lesser extent, from the effect of a stronger U.S. dollar.

The increase in gross profit in fiscal year 2012 compared to fiscal year 2011 was due primarily to the increase in net revenues and operational efficiencies.  As a percentage of net revenues, gross profit increased due primarily to operational efficiencies such as lower freight and logistics costs and the benefits from a weaker U.S. dollar, offset partially by the net effect of unfavorable component sourcing costs, slightly higher warranty obligations, and reserves for excess and obsolete inventory.

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

Research, Development, and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation, and an allocation of overhead expenses, including facilities, IT, and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2013	March 31, 2012	Change		March 31, 2012	March 31, 2011	Change
Research, development and engineering	$80,373	$69,664	$10,709	15.4%	$69,664	$63,183	$6,481	10.3%
% of total net revenues	10.5%	9.8%			9.8%	9.2%

The increase in research, development and engineering expenses in fiscal year 2013 compared to fiscal year 2012 was due primarily to $9.1 million in headcount-related costs, including increased salary expense, higher levels of performance-based compensation related to stronger achievement against targets and, to a lesser extent, various other support costs related to higher headcount.

The increase in research, development and engineering expenses in fiscal year 2012 compared to fiscal year 2011was due primarily to $4.2 million in higher compensation costs resulting from increased headcount and related costs to support investments in UC and software and $1.8 million in increased investments in UC product development, offset partially by lower performance-based compensation related to lower achievement against targets.

Selling, General, and Administrative

Selling, general, and administrative expense consists primarily of compensation costs, marketing costs, travel expenses, expensed equipment, professional service fees, and allocations of overhead expenses, including IT, facilities, and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2013	March 31, 2012	Change		March 31, 2012	March 31, 2011	Change
Selling, general and administrative	$182,445	$173,334	$9,111	5.3%	$173,334	$163,389	$9,945	6.1%
% of total net revenues	23.9%	24.3%			24.3%	23.9%

The increase in selling, general and administrative expenses in fiscal year 2013 compared to fiscal year 2012 was due primarily to $9.3 million in higher compensation costs resulting from increased headcount, mainly resulting from our investment in Plantronics' global sales presence, and from higher performance-based compensation, including sales commissions, reflecting higher net revenues and higher overall achievement against targets. We also made additional investments in marketing programs of $3.7 million, including product launch activities and brand awareness campaigns. These increases were offset in part by an approximate $2.4 million reduction in expense from the effects of a stronger U.S. Dollar.

The increase in selling, general and administrative expenses in fiscal year 2012 compared to fiscal year 2011was due primarily to $8.2 million in higher compensation costs resulting from increased headcount and $2.3 million in increased marketing and sales promotions and travel-related costs associated with increased net revenues. These increases were offset in part by a $1.6 million decrease in professional service fees related to litigation that was settled favorably in the fourth quarter of fiscal year 2011 and lower performance-based compensation resulting from lower achievement against targets.

Gain from Litigation Settlement

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2013	March 31, 2012	Change		March 31, 2012	March 31, 2011	Change
Gain from Litigation Settlement	$—	$—	$—	—%	$—	$(5,100)	$5,100	100.0%
% of total net revenues	—%	—%			—%	(0.7)%

During the fourth quarter of fiscal year 2011, we entered into a binding settlement agreement to dismiss litigation involving the alleged theft of our trade secrets by a competitor in mobile headsets, and in the same quarter, pursuant to the settlement agreement, we received a $5.1 million payment in exchange for a full release and settlement of the claims.

Restructuring and Other Related Charges

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2013	March 31, 2012	Change		March 31, 2012	March 31, 2011	Change
Restructuring and other related charges	$2,266	$—	$2,266	100.0%	$—	$(428)	$428	(100.0)%
% of total net revenues	0.3%	—%			—%	(0.1)%

We initiated a restructuring plan during the third quarter of fiscal year 2013.  Under the plan, we eliminated certain positions in the U.S., Mexico, China, and Europe, and transitioned some of these positions to lower cost locations.  We also plan to vacate a portion of a leased facility at our corporate headquarters in the first quarter of fiscal year 2014.  We expect to incur total pre-tax charges of approximately $3.1 million in connection with this plan. Going forward, savings from this plan will allow us to increase investments in areas that we believe will improve our business growth, particularly sales and marketing, by $4.0 million annually.

The pre-tax charges incurred during fiscal year 2013 included $1.9 million for severance and related benefits and an immaterial amount of accelerated amortization expense on leasehold improvement assets with no alternative future use. We expect to record $1.0 million for lease termination costs and the remaining accelerated depreciation on leasehold improvements when we exit the facility in the first quarter of fiscal year 2014.  We anticipate that the plan will be substantially complete by the end of the first quarter of fiscal year 2014.

Interest and Other Income (Expense), Net

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2013	March 31, 2012	Change		March 31, 2012	March 31, 2011	Change
Interest and other income (expense), net	$328	$1,249	$(921)	(73.7)%	$1,249	$(56)	$1,305	(2,330.4)%
% of total net revenues	—%	0.2%			0.2%	—%

During fiscal year 2013, interest and other income (expense), net decreased from the prior year due to lower levels of interest income on our investment portfolio and slightly higher interest expense on our revolving line of credit.

During fiscal year 2012, interest and other income (expense), net increased from fiscal year 2011 due primarily to fiscal year 2011 including an expense related to interest and penalties recorded upon settlement of an indirect tax matter in Brazil. In addition, we had greater interest income resulting from increased interest on a higher average investment portfolio in fiscal year 2012.

Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2013	March 31, 2012	Change		March 31, 2012	March 31, 2011	Change
Income before income taxes	$138,425	$142,602	$(4,177)	(2.9)%	$142,602	$140,656	$1,946	1.4%
Income tax expense	32,023	33,566	(1,543)	(4.6)%	33,566	31,413	2,153	6.9%
Net income	$106,402	$109,036	$(2,634)	(2.4)%	$109,036	$109,243	$(207)	(0.2)%
Effective tax rate	23.1%	23.5%			23.5%	22.3%

In comparison to fiscal year 2012, the decrease in the effective tax rate for fiscal year 2013 was due primarily to the increased benefit from the U.S. federal research tax credit in fiscal 2013 offset by a smaller proportion of income earned in foreign jurisdictions that is taxed at lower rates. The U.S. federal research tax credit was reinstated in January 2013 retroactively to January 1, 2012; therefore, the fiscal year 2013 effective tax rate includes the impact of the credit earned in our fourth quarter of fiscal 2012 compared to the benefit of the credit for only three quarters in fiscal 2012.

In comparison to fiscal year 2011, the increase in the effective tax rate for fiscal year 2012 was due primarily to the reduced benefit from the U.S. federal research tax credit as the credit expired in December 2011; therefore, the effective tax rate in fiscal year 2012 included the benefit of the credit for only three quarters.

Our effective tax rate for fiscal years 2013, 2012, and 2011 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income, which could result in a valuation allowance being required.

On January 2, 2013, the American Taxpayer Relief Act of 2012, which included a provision that retroactively extended the federal tax research credit to January 1, 2012 for two years, was signed into law. We recognized an approximate $1.8 million discrete tax benefit in the fourth quarter of fiscal year 2013 for the previously expired period from January 1, 2012 to December 31, 2012.

We had $11.1 million of unrecognized tax benefits as of March 31, 2013 and 2012 compared to $10.5 million as of March 31, 2011. The unrecognized tax benefits as of the end of fiscal year 2013 would favorably impact the effective tax rate in future periods if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2013, we had approximately $2.0 million of accrued interest related to uncertain tax positions, compared to $1.7 million as of March 31, 2012 and 2011. No penalties have been accrued.

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

We and our subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S. We are under examination by the Internal Revenue Service for our 2010 tax year and the California Franchise Tax Board for our 2007 and 2008 tax years. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2006, except the United Kingdom for which tax matters have been concluded for tax years prior to fiscal year 2012.

FINANCIAL CONDITION

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in thousands)	Fiscal Year Ended March 31,			Change
Total cash provided by (used for):	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating activities	$125,501	$140,448	$158,232	$(14,947)	$(17,784)
Investing activities	(58,928)	(9,415)	(176,913)	(49,513)	167,498
Financing activities	(46,463)	(198,261)	(55,371)	151,798	(142,890)
Effect of exchange rate changes on cash and cash equivalents	(669)	(810)	1,464	141	(2,274)
Net increase (decrease) in cash and cash equivalents	$19,441	$(68,038)	$(72,588)

We use cash provided by operating activities as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

Operating Activities

Net cash provided by operating activities during the year ended March 31, 2013 decreased from the prior year due to the following:

•	A decrease in net income

•	An increase in current accounts receivable related to higher net revenues in the fourth quarter of fiscal year 2013 compared with the same prior year quarter

•	An increase in inventories related primarily to last-time buys from one of our primary chip suppliers

These decreases were partially offset by an increase in accrued liabilities resulting primarily from higher accruals for performance-based compensation in fiscal year 2013 due to higher achievement against targets than in fiscal year 2012.

Net cash provided by operating activities during the year ended March 31, 2012 decreased from the year ended March 31, 2011 due to the following:

•	An increase in accounts receivable resulting from the timing of revenues earned during the fourth quarter of fiscal year 2012 compared with the same prior year quarter

•	A decrease in accrued liabilities due primarily to lower accruals for performance-based compensation in fiscal year 2012 due to lower achievement against targets than in fiscal year 2011

These decreases were partially offset by an increase in accrued income taxes due to refunds received in fiscal year 2012 related to over-payments made in fiscal year 2011 and the timing of income tax accruals.

Investing Activities

Net cash used for investing activities during the year ended March 31, 2013 increased from the year ended March 31, 2012 due to the following:

•	An increase in net cash used for purchases of short- and long-term investments

•
An increase in capital expenditures related primarily to the purchase of a new manufacturing facility in Tijuana, Mexico and costs incurred to commence implementation of a new enterprise resource planning ("ERP") system

•	The acquisition of all the equity interests in Tonalite B.V. ("Tonalite"), a product and design company specializing in wireless wearable products and miniaturization technology

Net cash used for investing activities during the year ended March 31, 2012 decreased from the year ended March 31, 2011 due to an increase in net proceeds from the sale and maturity of short-term investments. This decrease was partially offset by the following:

•	An increase in net cash used for purchases of long-term investments

•	A decrease in proceeds from the sale of property, plant and equipment

We anticipate our capital expenditures in fiscal year 2014 to range from $48.0 million to $52.0 million. The increase from fiscal year 2013 is related to continued costs associated with the purchase and related construction of a new manufacturing facility in Mexico. The estimated remaining costs associated with this facility include solar upgrades, labs, and other building furnishings, including furniture and fixtures. We expect to complete the required upgrades and move into the new facility in the first quarter of fiscal year 2014. As part of this move, we will recognize a one-time lease charge of approximately $2.0 million, representing the costs we would otherwise continue to incur under the original terms of the leased facilities we plan to vacate when we move into the new facility. We will also recognize one-time lease charge in the first quarter of fiscal year 2014 of approximately $1.0 million when we exit a leased facility at our Corporate headquarters, which is part of the restructuring program we commenced in the third quarter of fiscal year 2013. In addition, we will continue to incur costs related to the implementation of a new ERP system, which we expect to place in service at the start of our fiscal year 2015. The remainder of the anticipated capital expenditures for fiscal year 2014 consists primarily of building and leasehold improvements at our U.S. headquarters, other IT-related expenditures, and tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities during the year ended March 31, 2013 decreased from the year ended March 31, 2012 due to a decrease in the level of common stock repurchases, driven by our participation in accelerated share repurchase ("ASR") agreements in fiscal year 2012 that did not recur in fiscal year 2013. This decrease was partially offset by the following:

•	An increase in net cash used to repay all outstanding amounts due under our revolving line of credit

•	A decrease in proceeds from employees' exercise of stock options

•	An increase in cash dividend payments, resulting from the doubling of our per share cash dividend amounts over prior years

Net cash used for financing activities during the year ended March 31, 2012 increased over the year ended March 31, 2011 due to the following:

•	An increase in the level of common stock repurchases, resulting from our participation in ASR agreements

•	A decrease in proceeds from employees' exercise of stock options

These increases were partially offset by net proceeds received under our revolving line of credit.

On May 7, 2013, we announced that our Board of Directors ("the Board") declared a cash dividend of $0.10 per share of our common stock, payable on June 10, 2013 to stockholders of record at the close of business on May 20, 2013.  We expect to continue paying a quarterly dividend of $0.10 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash uses have historically been for repurchases of our common stock.  At March 31, 2013, we had working capital of $463.0 million, including $345.4 million of cash, cash equivalents, and short-term investments, compared to working capital of $438.0 million, including $334.5 million of cash, cash equivalents, and short-term investments at March 31, 2012.  The increase in working capital at March 31, 2013 compared to March 31, 2012 results from the increase in cash and cash equivalents due primarily to a lower volume of common stock repurchases during the fiscal year ended March 31, 2013.

Our cash and cash equivalents as of March 31, 2013 consist of Commercial Paper, U.S. Treasury Bills, and bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.   As of March 31, 2013, of our $345.4 million of cash, cash equivalents, and short-term investments, $25.2 million is held domestically while $320.2 million is held by foreign subsidiaries. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

Our investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of March 31, 2013, our investments are composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, U.S. Corporate Bonds, and Certificates of Deposit ("CDs").

From time to time, our Board authorizes programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions, including ASR agreements. During the fiscal years ended March 31, 2013, 2012 and 2011, we repurchased 751,706, 8,027,287 and 3,315,000 shares, respectively, of our common stock as part of these publicly announced repurchase programs for a total cost of $23.9 million, $273.8 million, and $105.5 million, respectively. In addition, we withheld 93,206 shares valued at $3.0 million during the fiscal year ended March 31, 2013, compared to 74,732 shares valued at $2.6 million in fiscal year 2012 and an immaterial amount in fiscal year 2011, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of March 31, 2013, there were a total of 881,907 remaining shares authorized for repurchase, all of which are under our program approved by the Board of Directors on August 6, 2012. Refer to Note 12, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Form 10-K for more information regarding our stock repurchase programs.

On January 2, 2013, December 28, 2011, and December 7, 2010, we retired 5,398,376, 5,000,000, and 4,000,000 shares of treasury stock, respectively, which were returned to the status of authorized but unissued shares.  These were non-cash equity transactions under which the cost of the reacquired shares was recorded as a reduction to both retained earnings and treasury stock.

In May 2011, we entered into a Credit Agreement with Wells Fargo Bank, National Association ("the Bank"), as most recently amended in May 2013 to extend its term to May 2016 (as amended, "the Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("the line of credit") to augment our financial flexibility and, if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Any outstanding principal, together with accrued and unpaid interest, is due on the amended maturity date of May 9, 2016 and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of March 31, 2013, we had no outstanding borrowings under the line of credit. Loans under the Credit Agreement bear interest at our election (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum, or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	Maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA")

•	Minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA

We were in compliance with these financial covenant ratios as of March 31, 2013.

In addition, we and our subsidiaries are required to maintain, on a consolidated basis, unrestricted cash, cash equivalents, and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions, and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, and bankruptcy and insolvency events involving us or any of our subsidiaries. As of March 31, 2013, we were in compliance with all covenants under the line of credit.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our employee stock purchase plan ("ESPP").  We receive cash from the exercise of outstanding stock options and the issuance of shares under our ESPP; however, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, or expire unexercised.

Based on past performance and current expectations, we believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and the availability of additional funds under the Credit Agreement will be sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. However, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Certain Forward-Looking Information” and “Risk Factors” in this Annual Report on Form 10-K for factors that could affect our estimates for future financial needs and sources of working capital.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides us with financing and liquidity support, market risk, or credit risk support.

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take possession of and title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. Consigned inventory not consumed in the production process is returnable to our suppliers in accordance with the terms of our agreements with them. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses, including write-downs for excess and obsolete inventory, which, if material, could negatively affect our business and financial results. As of March 31, 2013 and 2012, we had off-balance sheet consigned inventories of $31.3 million and $24.7 million, respectively.

The following table summarizes our future contractual obligations as of March 31, 2013 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$10,878	$4,686	$3,247	$1,377	$1,568
Unconditional purchase obligations	182,460	182,231	229	—	—
Total contractual cash obligations	$193,338	$186,917	$3,476	$1,377	$1,568

Operating Leases

We lease certain facilities under operating leases expiring through our fiscal year 2022. Certain of these leases provide for renewal options for periods ranging from one to three years and in the normal course of business, we exercise the renewal options.

Unconditional Purchase Obligations

We utilize several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 270 days, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 31, 2013, we had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $182.5 million, all of which we expect to consume in the normal course of business.

Unrecognized Tax Benefits

As of March 31, 2013, long-term income taxes payable reported on our consolidated balance sheet included unrecognized tax benefits and related interest of $11.1 million and $2.0 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits and they are not included in the contractual obligations table above.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next twelve months.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, future expectations and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On an ongoing basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

•	Revenue Recognition and Related Allowances

•	Inventory Valuation

•	Product Warranty Obligations

•	Income Taxes

Revenue Recognition and Related Allowances

We sell substantially all of our products to end users through distributors, retailers, carriers, and original equipment manufacturers ("OEMs"). Commercial distributors and retailers represent our largest sources of net revenues. Sales through our distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as rebates, advertising, price protection, and other sales incentives. We have an established sales history for these arrangements and we record the estimated reserves and allowances at the time the related revenue is recognized. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. The primary factors affecting our reserve for estimated customer sales returns include the general timing of historical returns and estimated return rates. The allowance for sales incentive programs is based on historical experience and contractual terms in the form of payments or sell-through credits. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate, based on historical experience, the specific terms and conditions of the incentive and the estimated number of customers that will actually redeem the incentive.

We have not made any material changes in the accounting methodology we use to measure sales return reserves or incentive allowances during the past three fiscal years. Substantially all credits associated with these activities are processed within the following fiscal year, and therefore, do not require subjective long-term estimates; however, if actual results are not consistent with the assumptions and estimates used, we may be exposed to losses or gains that could be material. If we increased our estimate as of March 31, 2013 by a hypothetical 10%, our sales returns reserve and sales incentive allowance would have increased by approximately $0.9 million and $1.4 million, respectively. Net of the estimated value of the inventory that would be returned, this would have decreased gross profit and net income by approximately $1.8 million and $1.4 million, respectively.

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE"), if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, we allocate revenue to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Revenue recognized for the software portion of multiple element arrangements was less than 1% of total net revenues for the years ended March 31, 2013 and 2012. As of March 31, 2013 and 2012, total deferred revenue related to the software portion of multiple-element arrangements was $3.1 million and $1.6 million, respectively.

Inventory Valuation

Inventories are valued at the lower of cost or market.  The Company writes down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Our estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand. Our products require long-lead time parts available from a limited number of vendors and, occasionally, last-time buys of raw materials for products with long lifecycles. The effects of demand variability, long-lead times, and last-time buys have historically contributed to inventory write-downs.  Our demand forecast considers projected future shipments, market conditions, inventory on hand, purchase commitments, product development plans and product life cycle, inventory on consignment, and other competitive factors.  Refer to "Off Balance Sheet Arrangements" in this Annual Report on Form 10-K for additional details regarding consigned inventories.

We have not made any material changes in the accounting methodology we use to estimate our inventory write-downs or adverse purchase commitments during the past three fiscal years. If the demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of our inventory, we may be required to record additional inventory write-downs or adverse purchase commitments, which would negatively affect our results of operations in the period the write-downs or adverse purchase commitments were recorded. If we increased our inventory reserve and adverse purchase commitment reserve estimates as of March 31, 2013 by a hypothetical 10%, the reserves and cost of revenues would have each increased by approximately $0.5 million and our net income would have been reduced by approximately $0.4 million.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. Factors that affect the warranty obligation include product failure rates, estimated return rates, material usage, and service related costs incurred in correcting product failures. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. If we increased our warranty obligation estimate as of March 31, 2013 by a hypothetical 10%, our obligation and the associated cost of revenues would have each increased by approximately $1.3 million and our net income would have been reduced by approximately $1.0 million.

Income Taxes

We are subject to income taxes in the U.S. and foreign jurisdictions and our income tax returns are periodically audited by domestic and foreign tax authorities. These audits may include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years may be subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for such exposures. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. We elected to adopt this guidance during the quarter ended March 31, 2013.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.  This discussion contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors, including those set forth in Item 1A, Risk Factors.

INTEREST RATE AND MARKET RISK

As of March 31, 2013 and 2012, we reported the following balances in cash and cash equivalents, short-term investments, and long-term investments:

	March 31,
(in thousands)	2013	2012
Cash and cash equivalents	$228,776	$209,335
Short-term investments	$116,581	$125,177
Long-term investments	$80,261	$55,347

As of March 31, 2013, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, and U.S. Corporate Bonds, and Certificates of Deposit ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investments. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the years ended March 31, 2013 and 2012.

Interest rates were relatively unchanged in the year ended March 31, 2013 compared to the prior year. During the year ended March 31, 2013, we generated approximately $1.3 million of interest income from our portfolio of cash equivalents and investments, compared to $1.5 million in fiscal year 2012. During the years ended March 31, 2013 and 2012, we did not incur a significant amount of interest expense from outstanding balances under our revolving line of credit. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income or expense.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to currency fluctuations, primarily in the Euro ("EUR"), Great Britain Pound ("GBP"), Australian Dollar ("AUD"), Mexican Peso ("MX$"), and the Chinese Renminbi ("RMB"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MX$ denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issues derivative financial instruments for speculative trading purposes.

We experienced immaterial net foreign currency losses in the year ended March 31, 2013. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of March 31, 2013 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$24.4	$2.4	$(2.4)
GBP	Sell GBP	$7.3	$0.7	$(0.7)
AUD	Sell AUD	$2.6	$0.3	$(0.3)

Cash Flow Hedges

Approximately 43%, 43%, and 41% of net revenues in fiscal years 2013, 2012, and 2011, respectively, were derived from sales outside of the U.S., which were denominated primarily in EUR and GBP in each of the fiscal years.

As of March 31, 2013, we had foreign currency put and call option contracts with notional amounts of approximately €50.2 million and £19.9 million, denominated in EUR and GBP, respectively. As of March 31, 2012, we also had foreign currency put and call option contracts with notional amounts of approximately €63.7 million and £20.0 million, denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of March 31, 2013 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$99.3	$0.9	$(4.8)
Put options	$92.0	$5.8	$(1.5)

Collectively, our swap contracts hedge against a portion of our forecasted MX$ denominated expenditures. As of March 31, 2013, we had cross currency swap contracts with notional amounts of approximately MX$325.4 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of March 31, 2013 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$25.2	$(2.3)	$2.9

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at March 30, 2013 and March 31, 2012, and the results of their operations, their comprehensive income, and their cash flows for each of the three years in the period ended March 30, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 24, 2013

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$228,776	$209,335
Short-term investments	116,581	125,177
Accounts receivable, net	128,209	111,771
Inventory, net	67,435	53,713
Deferred tax assets	10,120	11,090
Other current assets	15,369	13,088
Total current assets	566,490	524,174
Long-term investments	80,261	55,347
Property, plant and equipment, net	99,111	76,159
Goodwill and purchased intangibles, net	16,440	14,388
Other assets	2,303	2,402
Total assets	$764,605	$672,470
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,067	$34,126
Accrued liabilities	66,419	52,067
Total current liabilities	103,486	86,193
Deferred tax liabilities	1,742	8,673
Long-term income taxes payable	12,005	12,150
Revolving line of credit	—	37,000
Other long-term liabilities	925	1,210
Total liabilities	118,158	145,226
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 43,296 shares and 47,160 shares issued at 2013 and 2012, respectively	757	741
Additional paid-in capital	612,283	557,218
Accumulated other comprehensive income	5,567	6,357
Retained earnings	28,344	115,358
Total stockholders' equity before treasury stock	646,951	679,674
Less: Treasury stock (common: 13 shares and 4,648 shares at 2013 and 2012, respectively) at cost	(504)	(152,430)
Total stockholders' equity	646,447	527,244
Total liabilities and stockholders' equity	$764,605	$672,470

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2013	2012	2011
Net revenues	$762,226	$713,368	$683,602
Cost of revenues	359,045	329,017	321,846
Gross profit	403,181	384,351	361,756
Operating expenses:
Research, development and engineering	80,373	69,664	63,183
Selling, general and administrative	182,445	173,334	163,389
Gain from litigation settlement	—	—	(5,100)
Restructuring and other related charges	2,266	—	(428)
Total operating expenses	265,084	242,998	221,044
Operating income	138,097	141,353	140,712
Interest and other income (expense), net	328	1,249	(56)
Income before income taxes	138,425	142,602	140,656
Income tax expense	32,023	33,566	31,413
Net income	$106,402	$109,036	$109,243

Earnings per common share:
Basic	$2.55	$2.48	$2.29
Diluted	$2.49	$2.41	$2.21

Shares used in computing earnings per common share:
Basic	41,748	44,023	47,713
Diluted	42,738	45,265	49,344

Cash dividends declared per common share	0.40	0.20	0.20

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2013	2012	2011
Net income	$106,402	$109,036	$109,243
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(261)	(788)	1,613
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the year	3,379	2,888	(3,573)
Net (gains) losses reclassified into income for revenue hedges	(3,306)	2,353	(2,423)
Net (gains) losses reclassified into income for cost of revenues hedges	(628)	377	(423)
Net unrealized (losses) gains on cash flow hedges	$(555)	$5,618	$(6,419)
Unrealized gains (losses) on investments:
Unrealized holding gains during the year	26	64	29
Net losses reclassified into income	—	(10)	(22)
Net unrealized gains on investments	$26	$54	$7
Other comprehensive income (loss)	(790)	4,884	(4,799)
Comprehensive income	$105,612	$113,920	$104,444

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,402	$109,036	$109,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,219	13,760	16,275
Stock-based compensation	18,350	17,481	15,873
Provision for (benefit from) doubtful accounts and sales allowances	430	758	(8)
Provision for excess and obsolete inventories	1,576	2,222	1,099
Deferred income taxes	984	(3,497)	1,030
Excess tax benefit from stock-based compensation	(2,722)	(7,043)	(5,747)
Amortization of premium on investments, net	1,126	1,554	578
Other operating activities	693	683	(5)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(16,335)	(9,402)	(15,086)
Inventory, net	(14,811)	606	12,962
Current and other assets	(6,056)	(67)	(2,280)
Accounts payable	2,778	131	10,216
Accrued liabilities	9,641	(4,303)	9,873
Income taxes	7,226	18,529	4,209
Cash provided by operating activities	125,501	140,448	158,232
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	39,423	78,554	28,034
Proceeds from maturities of short-term investments	184,115	189,131	114,495
Purchase of short-term investments	(145,103)	(176,941)	(263,260)
Proceeds from sales of long-term investments	17,048	9,935	664
Purchase of long-term investments	(113,175)	(90,954)	(48,870)
Capital expenditures and other assets	(39,310)	(19,140)	(18,667)
Acquisition, net of cash acquired	(1,926)	—	—
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	9,066
Proceeds received from sale of AEG segment	—	—	1,625
Cash used for investing activities	(58,928)	(9,415)	(176,913)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(23,931)	(273,791)	(105,522)
Proceeds from issuances under stock-based compensation plans	31,865	43,123	54,301
Employees' tax withheld and paid for restricted stock and restricted stock units	(3,047)	(2,596)	(194)
Proceeds from revolving line of credit	18,000	68,500	—
Repayments of revolving line of credit	(55,000)	(31,500)	—
Payment of cash dividends	(17,072)	(9,040)	(9,703)
Excess tax benefit from stock-based compensation	2,722	7,043	5,747
Cash used for financing activities	(46,463)	(198,261)	(55,371)
Effect of exchange rate changes on cash and cash equivalents	(669)	(810)	1,464
Net increase (decrease) in cash and cash equivalents	19,441	(68,038)	(72,588)
Cash and cash equivalents at beginning of year	209,335	277,373	349,961
Cash and cash equivalents at end of year	$228,776	$209,335	$277,373
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$29,953	$20,752	$29,180
Transfers from long-term investments to short-term investments	$71,235	$64,853	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2010	48,870	$695	$428,407	$6,272	$195,293	$(59,333)	$571,334
Net income	—	—	—	—	109,243	—	109,243
Foreign currency translation adjustments	—	—	—	1,613	—	—	1,613
Net unrealized losses on cash flow hedges, net of tax	—	—	—	(6,419)	—	—	(6,419)
Net unrealized gains on investments, net of tax	—	—	—	7	—	—	7
Proceeds from issuances under stock-based compensation plans	2,792	25	50,428	—	—	3,848	54,301
Repurchase of restricted common stock	(26)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(9,703)	—	(9,703)
Stock-based compensation	—	—	15,873	—	—	—	15,873
Tax benefit from stock-based awards	—	—	4,319	—	—	—	4,319
Repurchase of common stock	(3,315)	—	—	—	—	(105,522)	(105,522)
Employees' tax withheld and paid for restricted stock and restricted stock units	(6)	—	—	—	—	(194)	(194)
Retirement of treasury stock	—	—	—	—	(102,365)	102,365	—
Balances at March 31, 2011	48,315	720	499,027	1,473	192,468	(58,836)	634,852
Net income	—	—	—	—	109,036	—	109,036
Foreign currency translation adjustments	—	—	—	(788)	—	—	(788)
Net unrealized gains on cash flow hedges, net of tax	—	—	—	5,618	—	—	5,618
Net unrealized gains on investments, net of tax	—	—	—	54	—	—	54
Proceeds from issuances under stock-based compensation plans	2,359	21	37,415	—	—	5,687	43,123
Repurchase of restricted common stock	(60)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(9,040)	—	(9,040)
Stock-based compensation	—	—	17,481	—	—	—	17,481
Tax benefit from stock-based awards	—	—	3,295	—	—	—	3,295
Repurchase of common stock	(8,027)	—	—	—	—	(273,791)	(273,791)
Employees' tax withheld and paid for restricted stock and restricted stock units	(75)	—	—	—	—	(2,596)	(2,596)
Retirement of treasury stock	—	—	—	—	(177,106)	177,106	—
Balances at March 31, 2012	42,512	741	557,218	6,357	115,358	(152,430)	527,244
Net income	—	—	—	—	106,402	—	106,402
Foreign currency translation adjustments	—	—	—	(261)	—	—	(261)
Net unrealized losses on cash flow hedges, net of tax	—	—	—	(555)	—	—	(555)
Net unrealized gains on investments, net of tax	—	—	—	26	—	—	26
Proceeds from issuances under stock-based compensation plans	1,730	16	29,289	—	—	2,560	31,865
Repurchase of restricted common stock	(114)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(17,072)	—	(17,072)
Stock-based compensation	—	—	18,350	—	—	—	18,350
Tax benefit from stock-based awards	—	—	1,260	—	—	—	1,260
Repurchase of common stock	(752)	—	—	—	—	(23,931)	(23,931)
Employees' tax withheld and paid for restricted stock and restricted stock units	(93)	—	—	—	—	(3,047)	(3,047)
Adjustment related to expired stock options			6,166	—	—	—	6,166
Retirement of treasury stock	—	—	—	—	(176,344)	176,344	—
Balances at March 31, 2013	43,283	$757	$612,283	$5,567	$28,344	$(504)	$646,447

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Plantronics, Inc. (“Plantronics” or “the Company”) is a leading worldwide designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, and accessories for the business and consumer markets under the Plantronics brand. In addition, the Company manufactures and markets specialty products under its Clarity brand, such as telephones for the hearing impaired, and other related products for people with special communication needs. The Company operates its business as one segment.

Founded in 1961, Plantronics is incorporated in the state of Delaware and trades on the New York Stock Exchange under the ticker symbol “PLT”.

2.	SIGNIFICANT ACCOUNTING POLICIES

Management's Use of Estimates and Assumptions

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). In connection with the preparation of our financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, and the related disclosures. The Company bases its assumptions, estimates, and judgments on historical experience, current trends, future expectations, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates, and judgments, including those related to revenue and related reserves and allowances, inventory valuation, product warranty obligations, the useful lives of long-lived assets including property, plant and equipment and intangible assets, investment fair values, stock-based compensation, goodwill, income taxes, contingencies, and restructuring charges, to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  The Company has included the results of operations of acquired companies from the date of acquisition. All intercompany balances and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March.  Fiscal years 2013, 2012, and 2011 each consisted of 52 weeks and ended on March 30, 2013, March 31, 2012, and April 2, 2011, respectively.  For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31.

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

As of March 31, 2013, all investments were classified as available-for-sale, with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income ("AOCI") in stockholders’ equity.  The specific identification method is used to determine the cost of disposed securities, with realized gains and losses reflected in interest and other income (expense), net.

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

The Company has significant international revenues and costs denominated in foreign currencies, subjecting it to foreign currency risk. The Company purchases foreign currency exchange contracts that qualify as cash flow hedges, with maturities of 12 months or less, to reduce the volatility of cash flows related primarily to forecasted revenue and intercompany transactions denominated in certain foreign currencies. All outstanding derivatives are recognized on the balance sheet at fair value. The effective portion of the designated derivative's gain or loss is initially reported as a component of AOCI and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

The Company does not hold or issue derivative financial instruments for speculative trading purposes.  Plantronics enters into derivatives only with counterparties that are among the largest United States ("U.S.") banks, ranked by assets, in order to minimize its credit risk and to date, no such counterparty has failed to meet its financial obligations under such contracts.

Provision for Doubtful Accounts

The Company maintains a provision for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Plantronics regularly performs credit evaluations of its customers’ financial conditions and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks, and economic conditions that may affect a customer’s ability to pay.

Inventory and Related Reserves

Inventories are valued at the lower of cost or market.  The Company writes down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Our estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.  Shipping and handling costs incurred in connection with the sale of products are included in cost of revenues.

A substantial portion of the raw materials, components and subassemblies used in the Company's products are provided by its suppliers on a consignment basis. These consigned inventories are not recorded on the Company's consolidated balance sheet until it takes possession of and title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, the Company's suppliers bear the risk of loss and retain title to the consigned inventory. Consigned inventory not consumed in the production process is returnable to the Company's suppliers in accordance with the terms of the Company's agreements with them. If the Company were to purchase all or a material portion of the materials and components consigned by its suppliers, the Company could incur unanticipated expenses, including write-downs for excess and obsolete inventory. As of March 31, 2013 and 2012, the off-balance sheet consigned inventory balances were $31.3 million and $24.7 million, respectively.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. The specific warranty terms and conditions range from one to two years starting from the delivery date to the end user and vary depending upon the product sold and the country in which the Company does business. Factors that affect the warranty obligations include product failure rates, estimated return rates, the amount of time lapsed from the date of sale to the date of return, material usage, and service delivery costs incurred in correcting product failures.

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

Intangible assets other than goodwill are carried at cost and amortized over their estimated useful lives. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset exceeds its fair market value.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which range from two to thirty years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the assets.

Property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company recognizes an impairment charge in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to the asset group. No material impairment losses were incurred in the periods presented.

Fair Value Measurements

All financial assets and liabilities and non-financial assets and liabilities are recognized or disclosed at fair value in the financial statements. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1
The Company's Level 1 financial assets consist of money market funds and U.S. Treasury Bills. Level 1 financial liabilities consist of derivative contracts that have closed but have not settled.

The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, U.S. Corporate Bonds, Certificates of Deposit ("CDs"), and derivative foreign currency call and put option contracts.

The fair value of Level 2 investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads, and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value.

The fair value of Level 2 derivative foreign currency call and put option contracts is determined using pricing models that use observable market inputs.

Level 3
The fair value of Level 3 financial instruments is determined using inputs that are unobservable and reflect the Company's estimate of assumptions that market participants would use in pricing the asset or liability. The Company had no Level 3 assets or liabilities as of March 31, 2013 or 2012.

Revenue Recognition

The Company sells substantially all of its products to end users through distributors, retailers, carriers, and original equipment manufacturers ("OEMs"). The Company's revenue is derived from the sale of headsets, telephone headset systems, and accessories for the business and consumer markets and is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured. These criteria are usually met at the time of product shipment; however, the Company defers revenue when any significant obligations remain and to date this has accounted for less than 1% of the Company's net revenues. Customer purchase orders and/or contracts are used to determine the existence of an arrangement. Product is considered delivered once it has been shipped and title and risk of loss have been transferred to the customer. The Company assesses whether a price is fixed or determinable based upon the selling terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based on a customer's credit quality, historical experience, and geographic or country-specific risks and economic conditions that may affect a customer's ability to pay.

Sales through retail and distribution channels are made primarily under agreements or commitments allowing for rights of return and include various sales incentive programs, such as rebates, advertising, price protection, and other sales incentives. The Company has an established sales history for these arrangements and records the estimated reserves and allowances at the time the related revenue is recognized. Sales return reserves are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. The allowance for sales incentive programs is based on historical experience and contractual terms or commitments in the form of lump sum payments or sell-through credits.

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, the Company allocates revenue to each element based on relative selling prices. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE"), if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, the Company allocates revenue to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended March 31, 2013, 2012 and 2011 was $3.6 million, $2.6 million, and $2.4 million, respectively.

Income Taxes

Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The Company records a valuation allowance against particular deferred income tax assets if it is more likely than not that those assets will not be realized. The provision for income taxes comprises the Company's current tax liability and changes in deferred income tax assets and liabilities.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. The Company follows the tax law ordering to determine when excess tax benefits have been realized.

The Company is subject to income taxes in the U.S. and foreign jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities.

Earnings Per Share

Basic earnings per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, less common stock subject to repurchase.  Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period.  Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options, the vesting of awards of restricted stock, and the estimated shares to be purchased under the Company’s employee stock purchase plan ("ESPP"), which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income.  Other comprehensive income refers to income, expenses, gains, and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income.  Accumulated other comprehensive income, as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated as cash flow hedges, net of tax, and unrealized gains and losses on marketable securities classified as available-for-sale, net of tax.

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

The functional currency of the Company’s European finance, sales and logistics headquarters in the Netherlands, sales office and warehouse in Japan, manufacturing facilities in Tijuana, Mexico, and logistic and research and development facilities in China, is the U.S. Dollar.  For these foreign operations, assets and liabilities denominated in foreign currencies are re-measured at the period-end or historical rates, as appropriate.  Revenues and expenses are re-measured at average monthly rates, which the Company believes to be a fair approximation of actual rates.  Currency transaction gains and losses are recognized in current operations.

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

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital to the extent of the Company's pool of windfall tax benefits, with any remainder recognized in income tax expense. The Company has determined that it had a sufficient windfall pool available through the end of fiscal year 2013 to absorb any shortfalls. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of income.

Treasury Shares

From time to time, the Company repurchases shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions, in accordance with programs authorized by the Board of Directors.  Repurchased shares are held as treasury stock until such time as they are retired or re-issued. Retirements of treasury stock are non-cash equity transactions in which the reacquired shares are returned to the status of authorized but unissued shares and the cost is recorded as a reduction to both retained earnings and treasury stock. The stock repurchase programs are intended to offset the impact of dilution resulting from the Company's stock-based compensation programs.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, and trade accounts receivable.

Plantronics’ investment policy limits investments to highly-rated securities. In addition, the Company limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy.  As of March 31, 2013 and 2012, the Company's investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, U.S. Corporate Bonds, and CDs.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets.  As of March 31, 2013 there was one customer whose outstanding accounts receivable balance was 10.3% of the Company's snet accounts receivable balance. No customer accounted for 10% or more of total net accounts receivable for the fiscal year ended March 31, 2012. The Company does not believe other significant concentrations of credit risk exist. Plantronics performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains a provision for doubtful accounts based upon expected collectibility of all accounts receivable.

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

In February 2013, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. The Company has elected to adopt this guidance during the quarter ended March 31, 2013.

4.	CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following table presents the Company's cash, cash equivalents and investments as of March 31, 2013 and 2012:

(in thousands)	March 31, 2013				March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$118,881	$—	$—	$118,881	$147,338	$—	$—	$147,338
Cash equivalents	109,895	—	—	109,895	61,996	2	(1)	61,997
Total Cash and cash equivalents	$228,776	$—	$—	$228,776	$209,334	$2	$(1)	$209,335
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$66,092	$18	$(3)	$66,107	$61,898	$22	$(24)	$61,896
Commercial Paper	15,670	9	—	15,679	20,041	1	(3)	20,039
Corporate Bonds	34,766	31	(2)	34,795	38,300	60	(4)	38,356
Certificates of Deposit ("CDs")	—	—	—	—	4,883	3	—	4,886
Total Short-term investments	$116,528	$58	$(5)	$116,581	$125,122	$86	$(31)	$125,177

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$55,317	$42	$(1)	$55,358	$29,814	$24	$(1)	$29,837
Corporate Bonds	23,878	23	(3)	23,898	25,507	29	(26)	25,510
CDs	1,002	3	—	1,005	—	—	—	—
Total Long-term investments	$80,197	$68	$(4)	$80,261	$55,321	$53	$(27)	$55,347

Total cash, cash equivalents and investments	$425,501	$126	$(9)	$425,618	$389,777	$141	$(59)	$389,859

As of March 31, 2013 and 2012, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments.

The following table summarizes the amortized cost and fair value of the Company's cash equivalents, short-term investments and long-term investments, classified by stated maturity as of March 31, 2013 and 2012:

(in thousands)	March 31, 2013		March 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$226,423	$226,476	$187,118	$187,174
Due in 1 to 3 years	80,197	80,261	55,321	55,347
Total	$306,620	$306,737	$242,439	$242,521

The Company did not incur any material realized or unrealized net gains or losses for the fiscal years ended March 31, 2013 and 2012.

5.	FAIR VALUE MEASUREMENTS
The following table represents the Company's fair value hierarchy for its financial assets and liabilities:

Fair Values as of March 31, 2013:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$118,881	$—	$118,881
U.S. Treasury Bills	104,995	—	104,995
Commercial Paper	—	4,900	4,900
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	7,243	58,864	66,107
Commercial Paper	—	15,679	15,679
Corporate Bonds	—	34,795	34,795
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	22,904	32,454	55,358
Corporate Bonds	—	23,898	23,898
CDs	—	1,005	1,005
Other current assets:
Derivative assets	—	1,665	1,665
Total assets measured at fair value	$254,023	$173,260	$427,283

Accrued liabilities:
Derivative liabilities	$3	$291	$294

Fair Values as of March 31, 2012:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$147,338	$—	$147,338
U.S. Treasury Bills	50,000	—	50,000
Commercial Paper	—	11,997	11,997
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	12,898	48,998	61,896
Commercial Paper	—	20,039	20,039
Corporate Bonds	—	38,356	38,356
CDs	—	4,886	4,886
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	6,647	23,190	29,837
Corporate Bonds	—	25,510	25,510
Other current assets:
Derivative assets	—	2,658	2,658
Total assets measured at fair value	$216,883	$175,634	$392,517

Accrued liabilities:
Derivative liabilities	$7	$714	$721

There were no transfers between fair value measurement levels during the years ended March 31, 2013 and 2012.

Refer to Note 15, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2013 and 2012.

6.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,
(in thousands)	2013	2012
Accounts receivable	$151,250	$133,233
Provisions for returns	(8,957)	(7,613)
Provisions for promotions and rebates	(13,675)	(12,756)
Provisions for doubtful accounts and sales allowances	(409)	(1,093)
Accounts receivable, net	$128,209	$111,771

Inventory, net:

	March 31,
(in thousands)	2013	2012
Raw materials	$28,743	$14,062
Work in process	82	2,740
Finished goods	38,610	36,911
Inventory, net	$67,435	$53,713

Property, plant, and equipment, net:

	March 31,
(in thousands)	2013	2012
Land	$13,961	$6,531
Buildings and improvements (useful life: 7-30 years)	72,263	67,417
Machinery and equipment (useful life: 2-10 years)	88,538	90,643
Software (useful life: 5-6 years)	30,538	28,951
Construction in progress	16,101	2,323
	221,401	195,865
Accumulated depreciation and amortization	(122,290)	(119,706)
Property, plant and equipment, net	$99,111	$76,159

Depreciation and amortization expense for fiscal years 2013, 2012, and 2011 was $15.8 million, $13.3 million, and $13.7 million, respectively. Included in depreciation and amortization expense in fiscal year 2013 is an immaterial amount of accelerated amortization in connection with restructuring activity in fiscal year 2013 related to leasehold improvement assets with no alternative future use.

Included in Software are unamortized capitalized software costs of $6.1 million and $6.7 million at March 31, 2013 and 2012, respectively.  Amortization expense related to capitalized software costs in fiscal years 2013, 2012, and 2011 was $2.9 million, $3.1 million, and $3.1 million, respectively.

Accrued liabilities:

	March 31,
(in thousands)	2013	2012
Employee compensation and benefits	$29,796	$24,458
Warranty obligation	13,410	13,346
Accrued advertising and sales and marketing	3,735	1,317
Income taxes payable	3,376	222
Restructuring and other related charges (1)	1,165	—
Accrued other	14,937	12,724
Accrued liabilities	$66,419	$52,067

(1) Refer to Note 8, Restructuring and Other Related Charges, for more information regarding the Company's restructuring activity.

Changes in the warranty obligation, which are included as a component of accrued liabilities in the consolidated balance sheets, are as follows:

	Year ended March 31,
(in thousands)	2013	2012
Warranty obligation at beginning of year	$13,346	$11,016
Warranty provision relating to products shipped during the year	16,287	17,061
Deductions for warranty claims processed	(16,223)	(14,731)
Warranty obligation at end of year	$13,410	$13,346

7.	GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

Goodwill as of March 31, 2013 and March 31, 2012 was $15.5 million and $14.0 million, respectively. The increase in goodwill relates to the Company's acquisition of all the equity interests in Tonalite B.V. ("Tonalite"), a product and design company that specialized in wireless wearable products and miniaturization technology, during the year ended March 31, 2013. This acquisition was not material to the Company's consolidated financial statements.

In fiscal years 2013 and 2012, for purposes of the annual goodwill impairment test, the Company determined there to be no reporting units below its operating segment; therefore, the annual goodwill impairment analysis was performed at the segment level in both of these years.

In the fourth quarter of fiscal years 2013 and 2012, the Company evaluated qualitative factors that may affect the fair value of the reporting unit and concluded there to be no indication of goodwill impairment.

Purchased Intangible Assets

The following table presents the carrying value of purchased intangible assets with remaining net book values as of March 31, 2013 and 2012:

	March 31, 2013			March 31, 2012
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Useful Life
Technology	$1,000	$(133)	$867	$—	$—	$—	5	years
Customer relationships	1,705	(1,624)	81	1,705	(1,322)	383	8	years
Total	$2,705	$(1,757)	$948	$1,705	$(1,322)	$383

Amortization expense relating to intangible assets was immaterial for fiscal years 2013 and 2012, and was $2.6 million for fiscal year 2011.

During the fourth quarter of fiscal year 2011, the Company finalized a long-term product development strategy and in doing so, evaluated the extent to which acquired technology would be used in future products. As part of this analysis, the Company elected to abandon certain of its acquired technology and therefore, recorded $1.4 million in accelerated amortization expense in the fourth quarter of fiscal year 2011 to reflect the revised estimate of the asset's useful life. This accelerated amortization expense was recorded in cost of revenues in the Company's consolidated statements of operations.

8.	RESTRUCTURING AND OTHER RELATED CHARGES

The Company accounts for restructuring costs in accordance with the Exit or Disposal Cost Obligations and Compensation - Nonretirement Postemployment Benefits Topics of the FASB ASC. The Company initiated a restructuring plan during the third quarter of fiscal year 2013.  Under the plan, the Company eliminated certain positions in the U.S., Mexico, China, and Europe, and transitioned some of these positions to lower cost locations.  The Company also plans to vacate a portion of a leased facility at its corporate headquarters in the first quarter of fiscal year 2014.  The Company expects to incur total pre-tax charges of approximately $3.1 million in connection with this plan.

The pre-tax charges incurred during fiscal year 2013 included $1.9 million for severance and related benefits and an immaterial amount of accelerated amortization expense on leasehold improvement assets with no alternative future use. The Company expects to record $1.0 million for lease termination costs and the remaining accelerated depreciation on leasehold improvements when it exits the facility in the first quarter of fiscal year 2014.  The Company anticipates that the plan will be substantially complete by the end of the first quarter of fiscal year 2014.

9.	COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2013 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2014	$4,686
2015	1,913
2016	1,334
2017	727
2018	650
Thereafter	1,568
Total minimum future rental payments	$10,878

Total rent expense for operating leases was approximately $5.6 million, $5.9 million, and $5.6 million in fiscal years 2013, 2012, and 2011, respectively.

Unconditional Purchase Obligations

The Company purchases services and components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded in the consolidated balance sheets. Such unconditional purchase obligations totaled $182.5 million as of March 31, 2013.

Other Guarantees and Obligations

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to the Company's conduct of the business and tax matters prior to the sale. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various triggering events relating to the sale and use of its products and services.  In addition, Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the consolidated financial statements.

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. sued Plantronics, Inc. in the U.S. District Court for the District of Delaware, alleging violations of the Sherman Act, the Clayton Act, and Delaware common law. In its complaint, GN specifically alleges four causes of action: Monopolization, Attempted Monopolization, Concerted Action in Restraint of Trade, and Tortious Interference with Business Relations. GN claims that Plantronics dominates the market for headsets sold into contact centers in the United States and that a critical channel for sales of headsets to contact centers is through a limited network of specialized independent distributors (“SIDs”). GN asserts that Plantronics attracts SIDs through Plantronics Only Distributor Agreements and the use of these agreements is allegedly illegal. The Company denies each of the allegations in the complaint and is vigorously defending itself. Given the preliminary nature of the case, the Company is unable to estimate an amount or range of any reasonably possible losses resulting from these allegations.

In addition, the Company is involved in various legal proceedings arising in the normal course of conducting business. For such legal proceedings, where applicable, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to the Company's financial condition, results of operations, or cash flows. The Company is not able to estimate an amount or range of any reasonably possible additional losses because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings; however, based upon the Company's historical experience, the resolution of these proceedings is not expected to have a material effect on the Company's financial condition, results of operations or cash flows. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings.

10. CREDIT AGREEMENT

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on May 3, 2013 to extend its term to May 9, 2016 (as amended, "the Credit Agreement") with the Bank. The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("line of credit") and, if requested by the Company, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million. As of March 31, 2013, the Company had no outstanding borrowings under the line of credit, compared with $37.0 million as of March 31, 2012.

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

Principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2016. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of LIBOR loans.

The Company's obligations under the Credit Agreement are guaranteed by the Company's domestic subsidiaries, subject to certain exceptions.

The line of credit requires the Company to comply with a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum EBITDA coverage ratio, in each case at each fiscal quarter end and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents, and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million.

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions, and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at March 31, 2013.

11.	STOCK PLANS AND STOCK-BASED COMPENSATION

Stock Plans

Stock options granted subsequent to September 2007 vest over a three-year period. Options granted from September 2004 to September 2007 vested over a four-year period. Restricted stock grants have vesting periods over three or four years, depending on the size of the grant. The Management Equity Committee is authorized to make option and restricted stock grants to employees who are not senior executives pursuant to guidelines approved by the Compensation Committee and subject to quarterly reporting to the Compensation Committee. The Company currently grants options and restricted stock from only the 2003 Stock Plan.  The Company settles stock option exercises and releases of vested restricted stock with newly issued common shares.

2003 Stock Plan

In June 2003, the Board of Directors ("Board") and stockholders adopted the Plantronics, Inc. 2003 Stock Plan ("2003 Stock Plan"). The 2003 Stock Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-qualified stock options, restricted stock awards, and restricted stock units.  As of March 31, 2013, there have been 12,900,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) cumulatively reserved since inception of the 2003 Stock Plan for issuance to employees, directors, and consultants of Plantronics.

Under the 2003 Stock Plan, the exercise price of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The term of an option may not exceed 7 years from the date it is granted.

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

At March 31, 2013, options to purchase 2,146,033 shares of common stock and 951,247 shares of unvested restricted stock were outstanding, and there were 3,121,721 shares available for future grant under the 2003 Stock Plan.

1993 Stock Option Plan

In September 1993, the Board adopted the Plantronics, Inc. 1993 Stock Option Plan ("1993 Stock Option Plan"). Under the 1993 Stock Option Plan, 22,927,726 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization, or certain corporate reorganizations) were cumulatively reserved for issuance to employees and consultants of Plantronics. The 1993 Stock Option Plan, which allowed for the issuance of the Company's common stock through the granting of incentive stock options as well as non-qualified stock options, had a term of 10 years; therefore, the authority to grant new options under the 1993 Stock Option Plan expired in September 2003.  At March 31, 2013, options to purchase 269,041 shares of common stock remained outstanding under the 1993 Stock Option Plan.

2002 ESPP

On June 10, 2002, the Board adopted the 2002 Employee Stock Purchase Plan ("ESPP"), which was approved by the stockholders on July 17, 2002, to provide eligible employees with an opportunity to purchase the Company's common stock through payroll deductions. The ESPP qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, which is effective until terminated by the Board, the purchase price of the Company's common stock is equal to 85% of the lesser of the closing price of the common stock on (i) the first day of the offering period or (ii) the last day of the offering period. Each offering period is six months long.  There were 158,596, 182,209, and 170,376 shares issued under the ESPP in fiscal years 2013, 2012, and 2011, respectively.  At March 31, 2013, there were 459,214 shares reserved for future issuance under the ESPP. The total cash received from employees as a result of stock issuances under the ESPP during fiscal year 2013 was $4.8 million, net of taxes.

Stock-based Compensation

The following table summarizes the amount of stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Fiscal Year Ended March 31,
(in thousands)	2013	2012	2011
Cost of revenues	$2,020	$2,212	$2,202

Research, development and engineering	4,842	3,917	3,765
Selling, general and administrative	11,488	11,352	9,906
Stock-based compensation expense included in operating expenses	16,330	15,269	13,671
Total stock-based compensation	18,350	17,481	15,873
Income tax benefit	(5,479)	(5,463)	(4,892)
Total stock-based compensation expense, net of tax	$12,871	$12,018	$10,981

Stock Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during fiscal year 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2012	3,304	$26.47
Options granted	428	$33.23
Options exercised	(1,110)	$24.37
Options forfeited or expired	(207)	$34.45
Outstanding at March 31, 2013	2,415	$27.96	3.6	$39,206
Vested and expected to vest at March 31, 2013	2,388	$27.89	3.6	$38,919
Exercisable at March 31, 2013	1,713	$25.56	2.7	$31,918

The total intrinsic values of options exercised during fiscal years 2013, 2012, and 2011 were $15.6 million, $27.6 million, and $26.2 million, respectively. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received from employees as a result of employee stock option exercises during fiscal year 2013 was $27.0 million, net of taxes. The total net tax benefit attributable to stock options exercised during the year ended March 31, 2013 was $5.2 million.

As of March 31, 2013, the total unrecognized compensation cost related to unvested stock options was $6.3 million and is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during fiscal year 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2012	815	$33.37
Restricted stock granted	584	$32.22
Restricted stock vested	(254)	$31.24
Restricted stock forfeited	(120)	$32.59
Non-vested at March 31, 2013	1,025	$33.34

The weighted average grant-date fair value of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock granted during fiscal years 2013, 2012 and 2011 were $32.22, $36.37, and $33.54, respectively. The total grant-date fair values of restricted stock that vested during fiscal years 2013, 2012, and 2011 were $7.9 million, $5.5 million, and $3.1 million, respectively.

As of March 31, 2013, the total unrecognized compensation cost related to non-vested restricted stock awards was $21.3 million and is expected to be recognized over a weighted average period of 2.5 years.

Restricted stock granted during fiscal year 2013 included 74,298 shares of RSUs granted under a special stock inducement plan to former employees of Tonalite in connection with the Company's acquisition of all the equity interests in Tonalite during the year. The RSUs vest annually over four years, subject to the continued employment of the RSU holder on each vesting date. As future services are required, the fair value of the RSUs was not included in the acquisition consideration and the associated expense will be recognized over the post-acquisition requisite service period.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Employee Stock Options			ESPP
Fiscal Year Ended March 31,	2013	2012	2011	2013	2012	2011
Expected volatility	41.8%	45.3%	45.7%	32.4%	37.3%	38.7%
Risk-free interest rate	0.6%	1.0%	1.4%	0.1%	0.1%	0.2%
Expected dividends	1.2%	0.6%	0.6%	1.0%	0.6%	0.6%
Expected life (in years)	4.3	4.0	4.2	0.5	0.5	0.5
Weighted-average grant date fair value	$10.31	$12.06	$11.92	$9.00	$8.69	$8.67

The expected stock price volatility for the years ended March 31, 2013, 2012, and 2011 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with terms of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using exclusively historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

12. COMMON STOCK REPURCHASES

From time to time, the Board authorizes programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until such time they are retired or re-issued. During the years ended March 31, 2013, 2012, and 2011, the Company repurchased 751,706, 8,027,287, and 3,315,000 shares of its common stock, respectively, for a total cost of $23.9 million, $273.8 million, and $105.5 million, respectively. All repurchases in fiscal years 2013 and 2011 were made in the open market. Of the total 8,027,287 shares repurchased in fiscal year 2012, 4,327,770 shares were repurchased in privately negotiated transactions and 3,699,517 shares were repurchased in the open market. Repurchases by the Company pursuant to the Board authorized programs during fiscal years 2013, 2012, and 2011 are discussed in detail below. As of March 31, 2013, there remained 881,907 shares authorized for repurchase under the program approved by the Board on August 6, 2012.

Open Market Repurchases

Under the Board authorized programs, during the years ended March 31, 2013, 2012, and 2011, the Company repurchased 751,706, 3,699,517, and 3,315,000 shares of its common stock, respectively, in the open market for a total cost of $23.9 million, $123.8 million, and $105.5 million, respectively, and an average price per share of $31.84, $33.46, and $31.83, respectively. The Company financed the repurchases using a combination of funds generated from operations and borrowings under its revolving line of credit.

Privately Negotiated Transactions

Pursuant to a Board authorized accelerated share repurchase ("ASR") program, the Company entered into three separate Master Confirmation and Supplemental Confirmations ("the ASR Agreements") with Goldman, Sachs & Co. ("Goldman") during the year ended March 31, 2012. Under the ASR Agreements, the Company paid Goldman $150.0 million in exchange for delivery of 4,327,770 shares during the year ended March 31, 2012 at an average price per share of $34.66, which was based on the volume-weighted average price of the Company's common stock during the terms of the ASR Agreements, less a discount.

In addition, the Company withheld shares valued at $3.0 million during the year ended March 31, 2013, compared to $2.6 million in fiscal year 2012 and an immaterial amount in fiscal year 2011, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company because they reduce the number of shares outstanding as a result of the vesting.

Treasury Stock Retirement

During the years ended March 31, 2013, 2012, and 2011, the Company retired 5,398,376, 5,000,000, and 4,000,000 shares of treasury stock, respectively, at a total value of $176.3 million, $177.1 million, and $102.4 million, respectively. These were non-cash equity transactions in which the cost of the reacquired shares was recorded as a reduction to both retained earnings and treasury stock. These shares were returned to the status of authorized but unissued shares.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of associated tax impacts, were as follows:

	March 31,
(in thousands)	2013	2012
Accumulated unrealized gain on cash flow hedges	$1,349	$1,904
Accumulated foreign currency translation adjustments	4,131	4,392
Accumulated unrealized gain on investments	87	61
Accumulated other comprehensive income	$5,567	$6,357

14.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute pre-tax amounts to the plan through payroll withholdings, subject to certain limitations. Under the plan, the Company currently matches 50% of the first 6% of employees' compensation and provides a non-elective Company contribution equal to 3% of base salary. All matching contributions are currently 100% vested immediately. The Company reserves the right to modify its policies at any time, including increasing, decreasing, or eliminating contribution matching and vesting requirements. Total Company contributions in fiscal years 2013, 2012, and 2011 were $4.0 million, $3.8 million, and $3.7 million, respectively.

15.	FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss due to credit risk that it would incur if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative contracts as of March 31, 2013.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors, on an ongoing basis, the potential risk of loss with any one counterparty resulting from this type of credit risk. Refer to Note 5, Fair Value Measurements, for disclosure of the Company's fair value hierarchy for its derivative instruments.

Non-Designated Hedges

As of March 31, 2013, the Company had foreign currency forward contracts denominated in EUR, GBP and Australian Dollars ("AUD"). These forward contracts hedge against a portion of the Company's foreign currency-denominated cash, accounts receivable, and accounts payable balances. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar equivalent (“USD Equivalent”) at March 31, 2013:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
EUR	19,000	$24,371	Sell EUR	1 month
GBP	4,800	$7,277	Sell GBP	1 month
AUD	2,500	$2,598	Sell AUD	1 month

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in immaterial losses in fiscal year 2013 and immaterial gains in fiscal years 2012 and 2011, which are included in interest and other income (expense), net in the consolidated statements of operations.

Cash Flow Hedges

On a monthly basis, the Company enters into option contracts with a one-year term.  The Company does not purchase options for trading purposes.  As of March 31, 2013, the Company had foreign currency put and call option contracts of approximately €50.2 million and £19.9 million.  As of March 31, 2012, the Company had foreign currency put and call option contracts of approximately €63.7 million and £20.0 million.

In fiscal year 2013, a realized gain of $3.4 million on cash flow hedges was recognized in net revenues in the consolidated statement of operations. In fiscal years 2012 and 2011, a realized loss of $2.4 million and realized gains of $2.5 million, respectively, on cash flow hedges were recognized in net revenues in the consolidated statements of operations.  An immaterial gain, net of tax, in AOCI as of March 31, 2013 is expected to be reclassified to net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC. The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of AOCI and subsequently reclassified into cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is immediately recorded in the consolidated statements of operations. As of March 31, 2013 and 2012, the Company had foreign currency swap contracts of approximately MX$325.4 million and MX$317.5 million, respectively.

In fiscal years 2013, 2012, and 2011, there were no material realized gains or losses on MX$ cash flow hedges recognized in cost of revenues in the consolidated statements of operations and there were no material gains in AOCI as of March 31, 2013 to be recognized during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company's outstanding MX$ currency swaps and approximate USD Equivalent at March 31, 2013:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	325,400	25,222	Buy MX$	Monthly over	12 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

The fair value of derivative contracts under the Derivatives and Hedging Topic of the FASB ASC was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
(in thousands)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Foreign exchange contracts designated as cash flow hedges	$1,665	$2,658	$294	$721

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC as of March 31, 2013 and 2012 and the pre-tax impact of designated derivative contracts on accumulated other comprehensive income ("OCI") for fiscal years ended March 31, 2013 and 2012:

(in thousands)	Gain (loss) included in AOCI as of March 31, 2012	Amount of gain (loss) recognized in AOCI (effective portion)	Amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	Gain (loss) included in AOCI as of March 31, 2013
Foreign exchange contracts designated as cash flow hedges	$1,937	$3,441	$4,007	$1,371

(in thousands)	Gain (loss) included in AOCI as of March 31, 2011	Amount of gain (loss) recognized in AOCI (effective portion)	Amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	Gain (loss) included in AOCI as of March 31, 2012
Foreign exchange contracts designated as cash flow hedges	$(3,814)	$2,951	$(2,800)	$1,937

Effect of Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in interest and other income (expense), net in the consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2013	2012	2011
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$4,007	$(2,800)	$2,917

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts under the Derivatives and Hedging Topic of the FASB ASC on results of operations recognized in interest and other income (expense), net in the consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2013	2012	2011
Gain (loss) on foreign exchange contracts	$1,065	$1,009	$(1,800)

16.	INCOME TAXES

Income tax expense for fiscal years 2013, 2012, and 2011 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2013	2012	2011
Current:
Federal	$25,530	$23,844	$22,601
State	2,452	2,719	1,077
Foreign	4,777	5,080	5,888
Total current provision for income taxes	32,759	31,643	29,566
Deferred:
Federal	(586)	2,324	475
State	(474)	(569)	1,262
Foreign	324	168	110
Total deferred benefit for income taxes	(736)	1,923	1,847
Income tax expense	$32,023	$33,566	$31,413

The components of income before income taxes for fiscal years 2013, 2012, and 2011 are as follows:

	Fiscal Year Ended March 31,
(in thousands)	2013	2012	2011
United States	$80,875	$79,589	$75,426
Foreign	57,550	63,013	65,230
Income before income taxes	$138,425	$142,602	$140,656

The following is a reconciliation between statutory federal income taxes and the income tax expense for fiscal years 2013, 2012, and 2011:

(in thousands)	Fiscal Year Ended March 31,
	2013	2012	2011
Tax expense at statutory rate	$48,449	$49,911	$49,229
Foreign operations taxed at different rates	(15,244)	(16,973)	(16,308)
State taxes, net of federal benefit	1,978	2,149	2,340
Research and development credit	(3,380)	(1,392)	(3,234)
Other, net	220	(129)	(614)
Income tax expense	$32,023	$33,566	$31,413

The effective tax rate for fiscal years 2013, 2012, and 2011 was 23.1%, 23.5%, and 22.3% respectively.  The effective tax rate for fiscal year 2013 is lower than the previous year due primarily to the increased benefit from the U.S. federal research tax credit in fiscal year 2013, offset by a smaller proportion of income earned in foreign jurisdictions that is taxed at lower rates. The U.S. federal research credit was reinstated in January 2013 retroactively to January 2012; therefore, the effective tax rate for fiscal year 2013 includes the benefit of the credit earned in the fourth quarter of fiscal 2012 compared to the benefit of the credit for only three quarters in fiscal 2012.

In comparison to fiscal year 2011, the increase in the effective tax rate for fiscal year 2012 was due primarily to the reduced benefit from the U.S. federal research tax credit because the credit expired in December 2011; therefore, the effective tax rate in fiscal year 2012 included the benefit of the credit for only three quarters.

The effective tax rate for fiscal years 2013, 2012, and 2011 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income which could result in a valuation allowance being required.

The Company's provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign operations that it intends to reinvest indefinitely in the foreign operations. Permanently reinvested foreign earnings were approximately $545.6 million at March 31, 2013. The determination of the tax liability that would be incurred if these amounts were remitted back to the U.S. is not practical but would likely be material. If these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits and foreign withholding taxes. The Company's current plans do not require repatriation of earnings from foreign operations to fund the U.S. operations because it generates sufficient domestic operating cash flow and has access to external funding under its line of credit. As a result, the Company does not expect a material impact on its business or financial flexibility with respect to undistributed earnings of its foreign operations.

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of March 31, 2013 and 2012 are as follows:

	March 31,
(in thousands)	2013	2012
Accruals and other reserves	$7,983	$9,822
Net operating loss carry forward	5,956	6,317
Stock compensation	8,199	1,388
Other deferred tax assets	3,643	3,561
Valuation allowance	(5,984)	(6,088)
Total deferred tax assets	19,797	15,000
Deferred gains on sales of properties	(1,756)	(1,881)
Purchased intangibles	(11)	(143)
Unremitted earnings of certain subsidiaries	(3,064)	(3,064)
Fixed asset depreciation	(4,402)	(5,309)
Other deferred tax liabilities	(2,186)	(2,186)
Total deferred tax liabilities	(11,419)	(12,583)
Net deferred tax assets	$8,378	$2,417

The Company evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis.  Deferred tax assets are only recorded to the extent that they are realizable based upon past and future income.  The Company has a long established earnings history with taxable income in its carryback years and forecasted future earnings.  The Company has concluded no valuation allowance is required, except for the specific items discussed below.

The valuation allowance of $6.0 million as of March 31, 2013 was related to the net operating losses of a foreign subsidiary with an insufficient history of earnings to support the realization of the deferred tax asset and for another foreign subsidiary with uncertain utilization of research incentives.
The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 31, 2013, 2012, and 2011, the Company had $11.1 million, $11.1 million, and $10.5 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits as of March 31, 2013 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	March 31,
(in thousands)	2013	2012	2011
Balance at beginning of period	$11,141	$10,458	$11,201
Increase (decrease) of unrecognized tax benefits related to prior years	(117)	116	(960)
Increase of unrecognized tax benefits related to the current year	2,430	2,074	2,185
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(2,382)	(1,507)	(1,968)
Balance at end of period	$11,072	$11,141	$10,458

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits was $2.0 million and $1.7 million as of March 31, 2013 and 2012, respectively. No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S.  The Company is under examination by the Internal Revenue Service for its 2010 tax year and the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2006, except for the United Kingdom, which has been concluded for tax years prior to fiscal year 2012.

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

17.	COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share as described in the Earnings per Share Topic of the FASB ASC. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation as of March 31, 2013, 2012, and 2011.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except earnings per share data)	Fiscal Year Ended March 31,
	2013	2012	2011
Numerator:
Net income	$106,402	$109,036	$109,243

Denominator:
Weighted average common shares-basic	41,748	44,023	47,713
Dilutive effect of employee equity incentive plans	990	1,242	1,631
Weighted average shares-diluted	42,738	45,265	49,344

Basic earnings per common share	$2.55	$2.48	$2.29
Diluted earnings per common share	$2.49	$2.41	$2.21

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,038	1,199	1,606

18.	GEOGRAPHIC INFORMATION

The Company designs, manufactures, markets, and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include “Office and Contact Center”, which includes corded and cordless communication headsets, audio processors, and telephone systems; “Mobile”, which includes Bluetooth and corded products for mobile phone applications; “Gaming and Computer Audio”, which includes personal computer ("PC") and gaming headsets; and “Clarity”, which includes specialty products marketed for hearing impaired individuals.

The following table presents net revenues by product group:

	Fiscal Year Ended March 31,
(in thousands)	2013	2012	2011
Net revenues from unaffiliated customers:
Office and Contact Center	$549,301	$531,709	$490,472
Mobile	163,460	131,825	137,530
Gaming and Computer Audio	30,747	31,855	36,736
Clarity	18,718	17,979	18,864
Total net revenues	$762,226	$713,368	$683,602

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the years ended March 31, 2013, 2012, and 2011. The following table presents net revenues by geography:

	Fiscal Year Ended March 31,
(in thousands)	2013	2012	2011
Net revenues from unaffiliated customers:
U.S.	$436,447	$406,233	$400,292

Europe and Africa	181,439	177,157	165,800
Asia Pacific	92,193	78,853	66,419
Americas, excluding U.S.	52,147	51,125	51,091
Total International net revenues	325,779	307,135	283,310
Total net revenues	$762,226	$713,368	$683,602

No customer accounted for 10% or more of total net revenues for fiscal years 2013, 2012, or 2011.

The following table presents long-lived assets by geographic area on a consolidated basis:

	Fiscal Year Ended March 31,
(in thousands)	2013	2012
U.S.	$62,263	$56,420
Mexico	24,033	6,728
Other countries	12,815	13,011
Total long-lived assets	$99,111	$76,159

19.	SUBSEQUENT EVENTS

On May 7, 2013, the Board declared a cash dividend of $0.10 per share of the Company's common stock, payable on June 10, 2013 to stockholders of record on May 20, 2013.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

Each of the Company's fiscal years ends on the Saturday closest to the last day of March.  The Company's fiscal years 2013 and 2012 consist of 52 weeks. Our interim fiscal quarters for the first, second, third, and fourth quarter of fiscal year 2013 ended on June 30, 2012, September 29, 2012, December 29, 2012, and March 30, 2013, respectively, and our interim fiscal quarters for the first, second, third, and fourth quarter of fiscal year 2012 ended on July 2, 2011, October 1, 2011, December 31, 2011, and March 31, 2012, respectively. For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31 and our interim quarterly periods as ending on the last calendar day of the applicable month end.

	Quarter Ended
	March 31, 2013	December 31, 2012 [1]	September 30, 2012	June 30, 2012
	(in thousands, except per share data)
Net revenues	$204,179	$197,402	$179,280	$181,365
Gross profit	$106,093	$102,164	$97,228	$97,696
Net income	$28,709	$28,206	$25,924	$23,563
Basic net income per common share	$0.68	$0.68	$0.62	$0.57
Diluted net income per common share	$0.67	$0.66	$0.61	$0.55
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10

	Quarter Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(in thousands, except per share data)
Net revenues	$177,584	$183,236	$176,948	$175,600
Gross profit	$95,115	$96,212	$98,966	$94,058
Net income	$23,886	$30,898	$27,521	$26,731
Basic net income per common share	$0.57	$0.73	$0.62	$0.57
Diluted net income per common share	$0.55	$0.71	$0.60	$0.56
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

[1]
We initiated a restructuring plan during the third quarter of fiscal year 2013. Under the plan, we eliminated certain positions in the US., Mexico, China, and Europe, and transitioned some of these positions to lower cost locations. The pre-tax charges incurred during fiscal year 2013 included $1.9 million for severance and related benefits and an immaterial amount of accelerated amortization on leasehold assets with no alternative future use.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Plantronics’ management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2013.  The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting, which appears on page 46 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One – Election of Directors" in our definitive 2013 Proxy Statement for the annual meeting of stockholders to be held on or about August 1, 2013 (“2013 Proxy Statement”), expected to be filed with the Securities and Exchange Commission on or about June 11, 2013, is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Employees" at the end of Item 1 in Part I of this Form 10-K. Information regarding the standing audit committee and names of the financial expert(s) in the audit committee, under the caption "Corporate Governance” subhead “Audit Committee" in our 2013 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement is incorporated into this Item 10 by reference.

Code of Ethics

Plantronics has adopted a Code of Conduct (the “Code”), which applies to all Plantronics’ employees, including directors and officers.  The Code is posted on the Plantronics’ corporate website under the Corporate Governance section of the Company portal (www.plantronics.com).  We intend to disclose future amendments to the Code, or any waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” under the main caption “Proposal Two – Approval of Amendments to the 2003 Stock Plan”, and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2013 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Corporate Governance” subhead “Director Independence" in the 2013 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Three - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2013 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)	Financial Statement Schedules.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Provision for doubtful accounts and sales allowances:
Year ended March 31, 2013	$1,093	$468	$(1,152)	$409
Year ended March 31, 2012	951	758	(616)	1,093
Year ended March 31, 2011	2,279	(8)	(1,320)	951

Provision for returns:
Year ended March 31, 2013	$7,613	$21,111	$(19,767)	$8,957
Year ended March 31, 2012	10,437	16,660	(19,484)	7,613
Year ended March 31, 2011	13,812	21,910	(25,285)	10,437

Provision for promotions and rebates:
Year ended March 31, 2013	$12,756	$33,343	$(32,424)	$13,675
Year ended March 31, 2012	10,460	34,170	(31,874)	12,756
Year ended March 31, 2011	13,780	36,885	(40,205)	10,460

Inventory reserves:
Year ended March 31, 2013	$5,712	$1,089	$(2,026)	$4,775
Year ended March 31, 2012	7,423	2,154	(3,865)	5,712
Year ended March 31, 2011	12,044	1,083	(5,704)	7,423

Warranty obligation:
Year ended March 31, 2013	$13,346	$16,287	$(16,223)	$13,410
Year ended March 31, 2012	11,016	17,061	(14,731)	13,346
Year ended March 31, 2011	11,006	14,769	(14,759)	11,016

Valuation allowance for deferred tax assets:
Year ended March 31, 2013	$6,088	$89	$(193)	$5,984
Year ended March 31, 2012	5,274	1,259	(445)	6,088
Year ended March 31, 2011	1,399	4,659	(784)	5,274

All other schedules have been omitted because the required information is either not present or not present in the amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

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

May 24, 2013	PLANTRONICS, INC.

	By:	/s/ Ken Kannappan
	Name:	Ken Kannappan
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Plantronics, Inc., a Delaware corporation, do hereby constitute and appoint Ken Kannappan and Pamela Strayer, or either of them, the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Kannappan (Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2013

/s/ Pam Strayer (Pam Strayer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 24, 2013

/s/ Marv Tseu (Marv Tseu)	Chairman of the Board and Director	May 24, 2013

/s/ Brian Dexheimer (Brian Dexheimer)	Director	May 24, 2013

/s/ Robert Hagerty(Robert Hagerty)	Director	May 24, 2013

/s/ Gregg Hammann (Gregg Hammann)	Director	May 24, 2013

/s/ John Hart (John Hart)	Director	May 24, 2013

/s/ Marshall Mohr (Marshall Mohr)	Director	May 24, 2013

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1.1	Amended and Restated By-Laws of the Registrant	8-K	001-12696	3.1	6/20/2011

3.2.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3(i)	1/20/2009

10.1*	Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.2.1*	Executive Incentive Plan, dated May 8, 2009, as Amended September 10, 2010	8-K	001-12696	10.1	9/16/2010

10.2.2	Plantronics, Inc. Executive Incentive Plan	10-K	001-12696	10.2.2	5/25/2012

10.3.1	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)	10-Q	001-12696	10.5.1	8/6/2004

10.3.2	Lease Agreement dated May 2004 between Finsa Portafolios, S.A. DE C.V.and Plamex, S.A. de C.V., a subsidiary of the Registrant, for premises located in Tijuana, Mexico (translation from Spanish original)	10-Q	001-12696	10.5.2	8/6/2004

10.4	Purchase and Sale Agreement between Plamex, S.A. de C.V., a wholly-owned subsidiary of Registrant, and CP Monterrey, S.A. de C.V. dated June 2012	10-Q	001-12696	10.32	10/20/1993

10.5*	Plantronics, Inc. 2003 Stock Plan, as amended and restated effective as of August 10, 2012, as approved by Registrant's Board of Directors on June 11, 2012	8-K	001-12696	10.1	8/13/2012

10.6*	1993 Stock Option Plan	10-K	001-12696	10.8	6/21/2002

10.7.1*	1993 Director Stock Option Plan	S-1		10.29	10/20/1993

10.7.2*	Amendment to the 1993 Director Stock Option Plan	S-8	333-14833	4.4	10/25/1996

10.7.3*	Amendment No. 2 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9(a)	6/1/2001

10.7.4 *	Amendment No. 3 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9(b)	6/1/2001

10.7.5*	Amendment No. 4 to the 1993 Director Stock Option Plan	10-K	001-12696	10.9.5	6/21/2002

10.8*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, amended and restated effective as of August 10, 2012, as approved by the Plantronics Board of Directors on June 11, 2012	8-K	001-12696	10.2	8/13/2012

10.9	Trust Agreement Establishing the Plantronics, Inc. Annual Profit Sharing/Individual Savings Plan Trust	S-8	333-19351	4.3	1/7/1997

10.10.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996	S-8	333-19351	4.5	3/25/1997

10.10.2	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.10.3	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.11*	Second Amended and Restated Employment Agreement dated on November 17, 2009 between Registrant and Ken Kannappan	10-K	001-12696	10.11.1	6/1/2010

10.12*	Employment Agreement dated as of November 1996 between Registrant and Don Houston	10-K	001-12696	10.14.2	6/2/2003

10.13*	Employment Agreement dated as of June 2003 between Registrant and Philip Vanhoutte	10-K	001-12696	10.12.4	5/31/2005

10.14	Employment Agreement dated as of April 1, 2011 between Registrant and Joe Burton	10-K	001-12696	10.15	5/25/2012

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	Employment Agreement dated as of June 1, 2012 between Registrant and Pamela Strayer	8-K/A	001-12696	10.1	8/8/2012

10.16*	Form of Change of Control Severance Agreement dated on or about January 26, 2009 between Registrant, Don Houston, Rich Pickard and Renee Niemi and effective September 15, 2011 between Registrant and Joe Burton and effective on July 16, 2012 between Registrant and Pamela Strayer	8-K	001-12696	10.1	1/30/2009

10.17	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.18.1**	Credit Agreement dated May 9, 2011, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	5/9/2011

10.18.1.1	First Amendment to Credit Agreement dated June 11, 2012, between Registrant and Wells Fargo Bank, National Association	10-Q	001-12696	10.2	8/8/2012

10.18.1.2	Second Modification to Revolving Line of Credit Note dated December 2, 2012 between Registrant and Wells Fargo Bank, National Association	10-Q	001-12696	10.1	1/31/2013

10.18.1.3	Second Amendment to Credit Agreement dated August 2, 2012, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	8/6/2012

10.18.1.4	Third Amendment to Credit Agreement dated May 3, 2013, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	5/7/2013

10.18.1.5	Third Modification to Revolving Line of Credit Note dated May 3, 2013, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.2	5/7/2013

10.18.2**	Accelerated Stock Buyback Master and Supplemental Confirmations dated May 9, 2011 by and between the Company and Goldman, Sachs & Co.	10-Q	001-12696	10.1	8/4/2011

10.18.3**	Collared Accelerated Stock Buyback Master and Supplemental Confirmations dated May 9, 2011 by and between Registrant and Goldman, Sachs & Co.	10-Q	001-12696	10.2	8/4/2011

10.18.4**	Accelerated Stock Buyback Supplemental Confirmation dated August 19, 2011 by and between the Company and Goldman, Sachs & Co.	10-Q	001-12696	10.1	11/3/2011

10.19**	Third Amended and Restated Development and Manufacturing Agreement, dated October 15, 2011, between Plantronics, B.V., and GoerTek, Inc.	10-Q	001-12696	10.1	2/2/2012

10.20	Employment Agreement dated as of March 1997 between Registrant and Barbara Scherer	10-K	001-12696	10.14.4	6/2/2003

10.20.1	Transition Agreement dated February 27, 2012 between Registrant and Barbara Scherer	8-K	001-12696	10.1	3/1/2012

10.20.1.1	Amendment Number 01 to Transition Agreement dated August 2, 2012 between Registrant and Barbara Scherer	10-Q	001-12696	10.5	11/1/2012

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Senior VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 INS***	XBRL Instance Document					X

101 SCH***	XBRL Taxonomy Extension Schema Document					X

101 CAL***	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 LAB***	XBRL Taxonomy Extension Label Linkbase Document					X

101 PRE***	XBRL Taxonomy Extension Presentation Linkbase Document					X

101 DEF***	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
**	Confidential treatment has been granted with respect to certain portions of this Exhibit.
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