Form 10-Q
period 2013-06-30
PLANTRONICS INC /CA/
filed 2013-08-06
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

As of July 27, 2013, 43,856,328 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$256,343	$228,776
Short-term investments	101,610	116,581
Accounts receivable, net	120,903	128,209
Inventory, net	65,314	67,435
Deferred tax assets	10,193	10,120
Other current assets	13,909	15,369
Total current assets	568,272	566,490
Long-term investments	85,904	80,261
Property, plant, and equipment, net	107,814	99,111
Goodwill and purchased intangibles, net	16,349	16,440
Other assets	2,181	2,303
Total assets	$780,520	$764,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,727	$37,067
Accrued liabilities	57,394	66,419
Total current liabilities	90,121	103,486
Deferred tax liabilities	3,861	1,742
Long-term income taxes payable	12,145	12,005
Other long-term liabilities	824	925
Total liabilities	106,951	118,158
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	767	757
Additional paid-in capital	633,988	612,283
Accumulated other comprehensive income	3,181	5,567
Retained earnings	50,929	28,344
Total stockholders' equity before treasury stock	688,865	646,951
Less: Treasury stock, at cost	(15,296)	(504)
Total stockholders' equity	673,569	646,447
Total liabilities and stockholders' equity	$780,520	$764,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Net revenues	$202,818	$181,365
Cost of revenues	97,186	83,669
Gross profit	105,632	97,696
Operating expenses:
Research, development, and engineering	20,863	19,696
Selling, general, and administrative	48,097	45,904
Restructuring and other related charges	723	—
Total operating expenses	69,683	65,600
Operating income	35,949	32,096
Interest and other income (expense), net	(486)	12
Income before income taxes	35,463	32,108
Income tax expense	8,510	8,545
Net income	$26,953	$23,563

Earnings per common share:
Basic	$0.63	$0.57
Diluted	$0.62	$0.55

Shares used in computing earnings per common share:
Basic	42,692	41,660
Diluted	43,650	42,570

Cash dividends declared per common share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Net income	$26,953	$23,563
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(352)	(336)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(1,627)	2,166
Net (gains) losses reclassified into income for revenue hedges	16	(1,861)
Net (gains) losses reclassified into income for cost of revenues hedges	(265)	197
Net unrealized gains (losses) on cash flow hedges	(1,876)	502
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	(158)	12
Other comprehensive income (loss)	(2,386)	$178
Comprehensive income	$24,567	$23,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,953	$23,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,108	3,786
Stock-based compensation	4,988	4,620
Provision for excess and obsolete inventories	1,783	250
Deferred income taxes	5,703	(438)
Excess tax benefit from stock-based compensation	(3,573)	(140)
Amortization of premium on investments, net	227	320
Non-cash charges for restructuring and other related items	723	—
Other operating activities	115	252
Changes in assets and liabilities:
Accounts receivable, net	5,916	4,451
Inventory, net	228	(5,153)
Current and other assets	703	(2,681)
Accounts payable	(4,340)	(4,462)
Accrued liabilities	(7,277)	(1,434)
Income taxes	(2,117)	5,262
Cash provided by operating activities	34,140	28,196
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	26,031	15,857
Proceeds from maturities of short-term investments	35,200	27,595
Purchase of short-term investments	(34,015)	(35,062)
Proceeds from sales of long-term investments	4,784	—
Purchase of long-term investments	(23,106)	(8,423)
Capital expenditures	(13,014)	(16,577)
Cash used for investing activities	(4,120)	(16,610)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(10,766)	(16,473)
Proceeds from issuances under stock-based compensation plans	13,163	1,319
Employees' tax withheld and paid for restricted stock and restricted stock units	(4,026)	(1,290)
Proceeds from revolving line of credit	—	18,000
Repayments of revolving line of credit	—	(13,000)
Payment of cash dividends	(4,368)	(4,247)
Excess tax benefit from stock-based compensation	3,573	140
Cash used for financing activities	(2,424)	(15,551)
Effect of exchange rate changes on cash and cash equivalents	(29)	(731)
Net increase (decrease) in cash and cash equivalents	27,567	(4,696)
Cash and cash equivalents at beginning of period	228,776	209,335
Cash and cash equivalents at end of period	$256,343	$204,639
SUPPLEMENTAL DISCLOSURES
Property, plant, and equipment purchases unpaid and included in accounts payable	$2,709	$1,619
Transfers from long-term investments to short-term investments	$12,615	$34,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or "the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the Company's March 31, 2013 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which was filed with the SEC on May 24, 2013.  The results of operations for the interim period ended June 30, 2013 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on March 29, 2014 and consists of 52 weeks. The Company's prior fiscal year ended on March 30, 2013 and also consisted of 52 weeks.  The Company’s results of operations for the three months ended June 30, 2013 and June 30, 2012 both contain 13 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires the Company to present a liability related to an unrecognized tax benefit as a reduction of the related tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such a settlement is required or expected in the event the uncertain tax position is disallowed. The Company is required to implement this guidance effective the Company's first quarter of fiscal 2015. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following table represents the Company’s cash, cash equivalents, and investments as of June 30, 2013 and March 31, 2013:

(in thousands)	June 30, 2013				March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$242,348	$—	$—	$242,348	$118,881	$—	$—	$118,881
Cash equivalents	13,995	—	—	13,995	109,895	—	—	109,895
Total cash and cash equivalents	$256,343	$—	$—	$256,343	$228,776	$—	$—	$228,776

Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$37,465	$9	$(57)	$37,417	$66,092	$18	$(3)	$66,107
Commercial paper	39,743	16	(1)	39,758	15,670	9	—	15,679
Corporate bonds	24,419	18	(2)	24,435	34,766	31	(2)	34,795
Total short-term investments	$101,627	$43	$(60)	$101,610	$116,528	$58	$(5)	$116,581

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$42,892	$19	$(10)	$42,901	$55,317	$42	$(1)	$55,358
Corporate bonds	42,089	12	(102)	41,999	23,878	23	(3)	23,898
Certificates of deposit ("CDs")	1,002	2	—	1,004	1,002	3	—	1,005
Total long-term investments	$85,983	$33	$(112)	$85,904	$80,197	$68	$(4)	$80,261

Total cash, cash equivalents and investments	$443,953	$76	$(172)	$443,857	$425,501	$126	$(9)	$425,618

As of June 30, 2013 and March 31, 2013, all of the Company’s investments are classified as available-for-sale securities.  The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments.

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents, short-term investments, and long-term investments, classified by stated maturity as of June 30, 2013 and March 31, 2013:

(in thousands)	June 30, 2013		March 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$115,621	$115,605	$226,423	$226,476
Due in 1 to 3 years	85,984	85,904	80,197	80,261
Total	$201,605	$201,509	$306,620	$306,737

The Company did not incur any material realized or unrealized net gains or losses in the three months ended June 30, 2013 and 2012.

4. FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

Fair Values as of June 30, 2013:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$242,348	$—	$242,348
Commercial paper	—	13,995	13,995
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	—	37,417	37,417
Commercial paper	—	39,758	39,758
Corporate bonds	—	24,435	24,435
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	13,082	29,819	42,901
Corporate bonds	—	41,999	41,999
CDs	—	1,004	1,004
Other current assets:
Derivative assets	—	593	593
Total assets measured at fair value	$255,430	$189,020	$444,450

Accrued liabilities:
Derivative liabilities	$9	$1,130	$1,139

Fair Values as of March 31, 2013:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$118,881	$—	$118,881
U.S. Treasury Bills	104,995	—	104,995
Commercial paper	—	4,900	4,900
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	7,243	58,864	66,107
Commercial paper	—	15,679	15,679
Corporate bonds	—	34,795	34,795
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	22,904	32,454	55,358
Corporate bonds	—	23,898	23,898
CDs	—	1,005	1,005
Other current assets:
Derivative assets	—	1,665	1,665
Total assets measured at fair value	$254,023	$173,260	$427,283

Accrued liabilities:
Derivative liabilities	$3	$291	$294

There were no transfers between fair value measurement levels during the three months ended June 30, 2013 and 2012.

Refer to Note 12, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of June 30, 2013 and March 31, 2013.

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

Level 1
The Company's Level 1 financial assets consist of U.S. Treasury Bills. Level 1 financial liabilities consist of derivative contracts that have closed but have not settled. The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

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

Level 3
The fair value of Level 3 financial instruments is determined using inputs that are unobservable and reflect the Company's estimate of assumptions that market participants would use in pricing the asset or liability. The Company had no Level 3 assets or liabilities as of June 30, 2013 or March 31, 2013.

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	June 30,	March 31,
(in thousands)	2013	2013
Accounts receivable	$146,280	$151,250
Provisions for returns	(8,836)	(8,957)
Provisions for promotions, rebates, and other	(16,119)	(13,675)
Provisions for doubtful accounts and sales allowances	(422)	(409)
Accounts receivable, net	$120,903	$128,209

Inventory, net:

	June 30,	March 31,
(in thousands)	2013	2013
Raw materials	$28,389	$28,743
Work in process	177	82
Finished goods	36,748	38,610
Inventory, net	$65,314	$67,435

Property, plant, and equipment, net:

	June 30,	March 31,
(in thousands)	2013	2013
Land	$13,961	$13,961
Buildings and improvements (useful life: 7-30 years)	72,488	72,263
Machinery and equipment (useful life: 2-10 years)	88,810	88,538
Software (useful life: 5-6 years)	31,054	30,538
Construction in progress	27,035	16,101
	233,348	221,401
Accumulated depreciation and amortization	(125,534)	(122,290)
Property, plant, and equipment, net	$107,814	$99,111

Depreciation and amortization was $4.0 million and $3.7 million for the three months ended June 30, 2013 and 2012, respectively.

Included in Software are unamortized capitalized software costs of $5.9 million and $6.1 million at June 30, 2013 and March 31, 2013, respectively. Amortization related to capitalized software costs was immaterial for the three months ended June 30, 2013 and 2012.

Accrued Liabilities:

	June 30,	March 31,
(in thousands)	2013	2013
Employee compensation and benefits	$22,855	$29,796
Warranty obligation	13,217	13,410
Accrued advertising, sales, and marketing	3,782	3,735
Deferred revenue	3,731	3,072
Income taxes payable	1,091	3,376
Restructuring and other related charges (1)	255	1,165
Accrued other	12,463	11,865
Accrued liabilities	$57,394	$66,419
(1) Refer to Note 16, Restructuring and Other Related Charges, for more information on the Company's restructuring activity.

The Company's warranty obligation is included as a component of accrued liabilities in the condensed consolidated balance sheets. Changes in the warranty obligation during the three months ended June 30, 2013 were as follows:

Three Months Ended
(in thousands)	June 30, 2013
Warranty obligation at March 31, 2013	$13,410
Warranty provision relating to products shipped	4,523
Deductions for warranty claims processed	(4,716)
Warranty obligation at June 30, 2013	$13,217

6. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill as of June 30, 2013 and March 31, 2013 was $15.5 million, net of accumulated impairment of $54.6 million.

The following table presents the carrying value of purchased intangible assets with remaining net book values as of June 30, 2013 and March 31, 2013:

	June 30, 2013			March 31, 2013
(in thousands)	Gross carrying amount	Accumulated Amortization	Net amount	Gross carrying amount	Accumulated Amortization	Net amount	Useful Life
Technology	$1,000	$(183)	$817	$1,000	$(133)	$867	5	years
Customer relationships	1,705	(1,670)	35	1,705	(1,624)	81	8	years
Total	$2,705	$(1,853)	$852	$2,705	$(1,757)	$948

Amortization expense related to purchased intangible assets was immaterial for the three months ended June 30, 2013 and 2012.

7. COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

The Company leases certain equipment and facilities under operating leases expiring in various years through fiscal year 2022.  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2013 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2014 (remaining 9 months)	$3,326
2015	1,920
2016	1,341
2017	730
2018	652
Thereafter	1,576
Total minimum future rental payments	$9,545

Total rent expense for operating leases was $1.5 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively.

Unconditional Purchase Obligations

The Company purchases services and components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded in the consolidated balance sheets. Such unconditional purchase obligations totaled $183.0 million as of June 30, 2013.

Other Guarantees and Obligations

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to the Company's conduct of business and tax matters prior to the sale. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various triggering events relating to the sale and use of its products and services.  In addition, Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the consolidated financial statements.

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

8. CREDIT AGREEMENT

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on May 3, 2013 to extend its term to May 9, 2016 (as amended, "the Credit Agreement") with the Bank. The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("line of credit") and, if requested by the Company, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million. As of June 30, 2013 and March 31, 2013, the Company had no outstanding borrowings under the line of credit.

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

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at June 30, 2013.

9. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended
	June 30,
(in thousands)	2013	2012
Cost of revenues	$535	$596

Research, development and engineering	1,368	1,124
Selling, general and administrative	3,085	2,900
Stock-based compensation included in operating expenses	4,453	4,024
Total stock-based compensation	4,988	4,620
Income tax benefit	(1,437)	(1,382)
Total stock-based compensation, net of tax	$3,551	$3,238

Stock Options

The following is a summary of the Company’s stock option activity during the three months ended June 30, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2013	2,415	$27.96
Options granted	151	$45.68
Options exercised	(549)	$23.97
Options forfeited or expired	(8)	$31.63
Outstanding at June 30, 2013	2,009	$30.36	4.2	$27,517
Vested and expected to vest at June 30, 2013	1,960	$30.17	4.2	$27,178
Exercisable at June 30, 2013	1,298	$27.09	3.3	$21,844

The total intrinsic value of options exercised during the three months ended June 30, 2013 and 2012 was $12.2 million and $0.8 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the three months ended June 30, 2013 was $13.2 million, net of taxes.

As of June 30, 2013, total unrecognized compensation cost related to unvested stock options was $6.6 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during the three months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2013	1,025	$33.34
Restricted stock granted	517	$46.11
Restricted stock vested	(226)	$32.35
Restricted stock forfeited	(11)	$36.29
Non-vested at June 30, 2013	1,305	$38.55

The weighted average grant-date fair value of awards of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the three months ended June 30, 2013 and 2012 was $46.11 and $31.10, respectively. The total fair value of restricted stock that vested during the three months ended June 30, 2013 and 2012 was $7.3 million and $3.7 million, respectively.

As of June 30, 2013, total unrecognized compensation cost related to unvested restricted stock was $37.5 million, which is expected to be recognized over a weighted average period of 2.6 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Three Months Ended
	June 30,
Employee Stock Options	2013	2012
Expected volatility	34.0%	41.7%
Risk-free interest rate	0.6%	0.6%
Expected dividends	0.9%	1.3%
Expected life (in years)	4.2	4.3
Weighted-average grant date fair value	$11.86	$10.30

No purchase rights were granted under the ESPP during the three months ended June 30, 2013 and 2012.

10. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors ("Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board authorized programs during the three months ended June 30, 2013 and 2012 are discussed below. As of June 30, 2013, there remained 646,439 shares authorized for repurchase under the program approved by the Board on August 6, 2012 and there were no remaining shares authorized under previously approved programs.

Open Market Repurchases

Under Board authorized programs, in the three months ended June 30, 2013 and 2012, the Company repurchased 235,468 shares and 529,000 shares, respectively, of its common stock in the open market for a total cost of $10.8 million and $16.5 million, respectively, and at an average price per share of $45.72 and $31.14, respectively.

In addition, the Company withheld shares valued at $4.0 million in the three months ended June 30, 2013, compared to $1.3 million in the three months ended June 30, 2012, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants and did not represent an expense to the Company.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of immaterial tax effects, are as follows:

(in thousands)	June 30, 2013	March 31, 2013
Accumulated unrealized gain (loss) on cash flow hedges	$(528)	$1,349
Accumulated foreign currency translation adjustments	3,780	4,131
Accumulated unrealized gain (loss) on investments	(71)	87
Accumulated other comprehensive income	$3,181	$5,567

12. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss due to credit risk that it would incur if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative contracts as of June 30, 2013.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

Refer to Note 4, Fair Value Measurements, for disclosure of the Company's fair value hierarchy for its derivative instruments.

Non-Designated Hedges

As of June 30, 2013, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), and Australian Dollars ("AUD").  These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at June 30, 2013:

	Local Currency		USD Equivalent	Position	Maturity
	(in thousands)		(in thousands)
EUR		€16,000	$20,808	Sell EUR	1 month
GBP		£2,200	$3,341	Sell GBP	1 month
AUD	A$	5,400	$4,918	Sell AUD	1 month

Foreign currency transactions, net of the effect of forward contract hedging activity, resulted in immaterial net losses in the three ended June 30, 2013 and 2012. These immaterial net losses are included in interest and other income (expense), net in the condensed consolidated statements of operations.

Cash Flow Hedges

On a monthly basis, the Company enters into option contracts with a one-year term.  The Company does not purchase options for trading purposes.  As of June 30, 2013, the Company had foreign currency option contracts of approximately €48.6 million and £20.1 million.  As of March 31, 2013, the Company had foreign currency option contracts of approximately €50.2 million and £19.9 million.

In the three months ended June 30, 2013, an immaterial loss on cash flow hedges was recognized in net revenues in the consolidated statement of operations, compared to a $1.9 million gain on cash flow hedges recognized in net revenues in the consolidated statements of operations for the three months ended June 30, 2012.  An immaterial gain, net of tax, in accumulated other comprehensive income ("AOCI") as of June 30, 2013 is expected to be reclassified to net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of AOCI and subsequently reclassified into cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the condensed consolidated statements of operations immediately.  As of June 30, 2013 and March 31, 2013, the Company had foreign currency swap contracts of approximately MX$437.7 million and MX$325.4 million, respectively.

In the three months ended June 30, 2013 and 2012, there were no material realized gains or losses on MX$ cash flow hedges recognized in cost of revenues in the condensed consolidated statement of operations and there were no material gains or losses in AOCI as of June 30, 2013 to be recognized during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company’s outstanding MX$ cross-currency swaps and approximate USD Equivalent at June 30, 2013:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	$437,700	$33,411	Buy MX$	Monthly over	18 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

The fair value of derivative contracts was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
	June 30,	March 31,	June 30,	March 31,
(in thousands)	2013	2013	2013	2013
Foreign exchange contracts designated as cash flow hedges	$593	$1,665	$1,139	$294

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents the balance of designated derivative contracts as of June 30, 2013 and March 31, 2013, and the pre-tax impact of designated derivative contracts on AOCI for the three months ended June 30, 2013:

(in thousands)	Gain (loss) included in AOCI as of March 31, 2013	Amount of gain (loss) recognized in AOCI (effective portion)	Amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	Gain (loss) included in AOCI as of June 30, 2013
Foreign exchange contracts designated as cash flow hedges	$1,371	$(1,663)	$254	$(546)

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts on results of operations recognized in gross profit in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	June 30,
(in thousands)	2013	2012
Gain on foreign exchange contracts designated as cash flow hedges	$254	$1,694

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in interest and other income, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	June 30,
(in thousands)	2013	2012
Gain on foreign exchange contracts	$74	$1,467

13. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rate for the three months ended June 30, 2013 was 24.0% compared to 26.6% for the same period in the prior year. The effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.

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

Included in long-term income taxes payable in the condensed consolidated balance sheets as of June 30, 2013 and March 31, 2013 were unrecognized tax benefits of $11.4 million and $11.1 million, respectively, which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $1.8 million as of June 30, 2013 as compared to $2.0 million as of March 31, 2013.  No penalties have been accrued.

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

14. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share as described in the Earnings per Share Topic of the FASB ASC. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three month periods ending June 30, 2013 or 2012.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
(in thousands, except per share data)	2013	2012
Numerator:
Net income	$26,953	$23,563

Denominator:
Weighted average common shares-basic	42,692	41,660
Dilutive effect of employee equity incentive plans	958	910
Weighted average common shares-diluted	43,650	42,570

Basic earnings per common share	$0.63	$0.57
Diluted earnings per common share	$0.62	$0.55

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	292	1,100

15. REVENUE AND MAJOR CUSTOMERS

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

The following table presents net revenues by product group for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
(in thousands)	2013	2012
Net revenues from unaffiliated customers:
Office and Contact Center	$151,183	$134,033
Mobile	41,624	36,157
Gaming and Computer Audio	6,451	6,789
Clarity	3,560	4,386
Total net revenues	$202,818	$181,365

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three months ended June 30, 2013 and 2012. The following table presents net revenues by geography:

	Three Months Ended
	June 30,
(in thousands)	2013	2012
Net revenues from unaffiliated customers:
U.S.	$121,318	$104,078

Europe and Africa	44,385	41,576
Asia Pacific	23,880	23,579
Americas, excluding U.S.	13,235	12,132
Total international net revenues	81,500	77,287
Total net revenues	$202,818	$181,365

One customer accounted for 10.5% of net revenues for the three months ended June 30, 2013 and no customer accounted for 10% or more of net revenues for the three months ended June 30, 2012.

One customer accounted for 12.3% and 10.3% of accounts receivable, net in the condensed consolidated balance sheets at June 30, 2013 and March 31, 2013, respectively.

16. RESTRUCTURING AND OTHER RELATED CHARGES

The Company accounts for restructuring costs in accordance with the Exit or Disposal Cost Obligations and Compensation - Nonretirement Postemployment Benefits Topics of the FASB ASC. The Company initiated a restructuring plan during the third quarter of fiscal year 2013.  Under the plan, the Company eliminated certain positions in the U.S., Mexico, China, and Europe, and transitioned some of these positions to lower cost locations.  As part of this plan, the Company also vacated a leased facility at its corporate headquarters in the first quarter of fiscal year 2014.  In connection with this plan, the Company incurred cumulative pre-tax charges of approximately $3.0 million.

The pre-tax charges incurred during the three months ended June 30, 2013 included approximately $0.7 million in lease termination costs and accelerated amortization expense on leasehold improvement assets with no alternative future use. The plan is substantially complete as of June 30, 2013, with an immaterial amount of restructuring-related severance costs remaining to be paid in the second quarter of fiscal year 2014.

17. SUBSEQUENT EVENTS

On August 6, 2013, the Company's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock, payable on September 10, 2013 to stockholders of record at the close of business on August 20, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” "potential," “will,” “shall” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include statements regarding (i) the Unified Communications ("UC") markets, (ii) our long-term strategy to invest in UC, (iii) the future of UC technologies, including the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectation concerning our revenue opportunity from UC, (iv) the Mobile Bluetooth market and the stereo and mono product categories, (v) our position in the Mobile Bluetooth market and the effect of our new products on our position in that market, (vi) our research and development strategy, including our investments in firmware and software engineering and value-added software applications, as well as our strategic partnerships, (vii) the Plantronics Developer Connection, (viii) our expectations regarding our sales force and customer service operations, (ix) the maintenance of our reputation in the industry, (x) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xi) our future tax rate, (xii) our anticipated capital expenditures for the remainder of fiscal year 2013 and the sufficiency of our cash, cash equivalents and cash from operations, (xiii) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xiv) our ability to draw funds on our credit facility as needed, (xv) future fluctuations in our cash provided by operating activities, (xvi) the timing for implementation of our new ERP system, and (xvii) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our priorities for fiscal year 2014 are to deliver profitable growth in Unified Communications and all other areas of our business, extend our brand, expand our consumer reach, scale for growth, and optimize the culture. In order to execute on the first two priorities, our operating plan for the fiscal year includes significant new investments in our global sales force and research and development capabilities. To expand our consumer reach, our fiscal year 2014 product development roadmap includes expected launches of new products targeted toward the fastest-growing segments of the consumer headset market, as well as development efforts for more new consumer products to be launched in fiscal year 2015 and beyond. We are making major capital investments in order to scale for growth. We are building a new manufacturing facility in Tijuana, Mexico, which will consolidate several existing leased facilities that we use today. We believe the new manufacturing facility will be fully operational in our second fiscal quarter of fiscal year 2014.

Total net revenues increased to $202.8 million in the first quarter growing 12% over the first quarter of the prior year. UC product revenues increased, growing by 52% over the prior-year quarter to $42.1 million and we believe our innovation and breakthroughs in contextual intelligence and other product features and enhancements spurred this growth. Our increased investments in research and development versus a year ago yielded increased functionality for UC endpoints and successful launches of new consumer products in key markets.  We also continued to invest in our global sales force in order to bring these and other products to the marketplace. Our financial results in the first quarter were strong, resulting in $27.0 million in net income, or 13% of our net revenues, the same percentage as a year ago.

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

In the first quarter of our fiscal year 2014, our strong Bluetooth product portfolio included Voyager Legend and Marque in the mono Bluetooth category, and BackBeat GO in the stereo Bluetooth category. These products led a strong performance across our Mobile Bluetooth portfolio in the quarter, allowing us to participate fully in market opportunities around the world. We anticipate that our planned investments in these categories will help position us to maintain share as opportunities in these markets continue to expand.

Integral to our core research and development have been investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed, and development of value-added software applications for business users. We believe our investments in strategic architecting may allow us to differentiate our products and maintain long-term gross margins within our business model. We continue to strengthen our strategic partnerships with UC platform suppliers to ensure that our products remain compatible with all major platforms as UC usage becomes an essential part of a unified work environment.

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

	Three Months Ended June 30,
(in thousands, except percentages)	2013		2012
Net revenues	$202,818	100.0%	$181,365	100.0%
Cost of revenues	97,186	47.9%	83,669	46.1%
Gross profit	105,632	52.1%	97,696	53.9%
Operating expenses:
Research, development, and engineering	20,863	10.3%	19,696	10.9%
Selling, general, and administrative	48,097	23.7%	45,904	25.3%
Restructuring and other related charges	723	0.4%	—	—%
Total operating expenses	69,683	34.4%	65,600	36.2%
Operating income	35,949	17.7%	32,096	17.7%
Interest and other income (expense), net	(486)	(0.2)%	12	—%
Income before income taxes	35,463	17.5%	32,108	17.7%
Income tax expense	8,510	4.2%	8,545	4.7%
Net income	$26,953	13.3%	$23,563	13.0%

NET REVENUES

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)
Net revenues from unaffiliated customers:
Office and Contact Center	$151,183	$134,033	$17,150	12.8%
Mobile	41,624	36,157	5,467	15.1%
Gaming and Computer Audio	6,451	6,789	(338)	(5.0)%
Clarity	3,560	4,386	(826)	(18.8)%
Total net revenues	$202,818	$181,365	$21,453	11.8%

OCC products represent our largest source of revenues, while Mobile products represent our largest unit volumes.  Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives, and channel mix. Net revenues derived from sales into the retail channel typically account for a seasonal increase in net revenues in the third quarter of our fiscal year.

Net revenues increased in the first quarter of fiscal year 2014 over the same period a year ago as a result of higher OCC revenues driven by growth in both UC and core OCC products, as well as from higher Mobile revenues driven by a stronger product portfolio that was well received in the retail market.

Geographic Information

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$121,318	$104,078	$17,240	16.6%
As a percentage of net revenues	59.8%	57.4%
Europe and Africa	44,385	41,576	2,809	6.8%
Asia Pacific	23,880	23,579	301	1.3%
Americas, excluding U.S.	13,235	12,132	1,103	9.1%
Total international net revenues	81,500	77,287	4,213	5.5%
As a percentage of net revenues	40.2%	42.6%
Total net revenues	$202,818	$181,365	$21,453	11.8%

U.S. net revenues increased in the three months ended June 30, 2013, as compared to the same periods in the prior year, with growth in OCC revenue led by UC products, but also including growth in revenue from core OCC products. US Mobile product revenues also increased driven by a stronger product portfolio.

In the three months ended June 30, 2013, international net revenues increased due to significant growth in Mobile revenues in the E&A and APAC regions driven by a stronger product portfolio as well as the effects of hands-free legislation in the People's Republic of China ("PRC"). OCC revenues also increased modestly, with growth in UC revenues partially offset by a decline in core OCC revenues.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)
Net revenues	$202,818	$181,365	$21,453	11.8%
Cost of revenues	97,186	83,669	13,517	16.2%
Gross profit	$105,632	$97,696	$7,936	8.1%
Gross profit %	52.1%	53.9%

As a percentage of net revenues, gross profit decreased in the three months ended June 30, 2013 compared to the same period a year ago due primarily to two drivers. First, we recorded a provision for excess and obsolete inventory of $1.8 million in the first quarter of fiscal year 2014 which is higher than the $0.3 million we recorded in the prior year. Second, we are experiencing a shift in our product mix in our OCC category of products to a higher proportion of revenues from UC products which, generally, have lower gross margins than our traditional OCC products. This is a shift and a gross profit impact that we have expected over time and a trend that we expect to continue as our revenues from UC products grow. Over the long term, we expect our gross profit percentage to range from 50% to 52%.

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

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)
Research, development, and engineering	$20,863	$19,696	$1,167	5.9%
% of net revenues	10.3%	10.9%

During the three months ended June 30, 2013, research, development, and engineering expenses increased as compared to the same period a year ago due primarily to an increase in our investment in software development and other capabilities related to UC product development. This investment consisted primarily of engineering headcount, resulting in increased compensation and other employee-related expenses.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including facilities, IT, human resources, and legal costs.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)
Selling, general, and administrative	$48,097	$45,904	$2,193	4.8%
% of net revenues	23.7%	25.3%

In the three months ended June 30, 2013, compared to the same period a year ago, selling, general, and administrative expenses increased, primarily as a result of increased compensation expense, related to increased investment in our sales force and marketing organizations to support the UC opportunity and growth in emerging markets.

RESTRUCTURING AND OTHER RELATED CHARGES

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)
Restructuring and other related charges	$723	$—	$723	100%
% of net revenues	0.4%	—%

We initiated a restructuring plan during the third quarter of fiscal year 2013.  Under the plan, we reallocated costs by eliminating certain positions in the U.S., Mexico, China, and Europe, and transitioned some of these positions to lower cost locations.  We also vacated a portion of a leased facility at our corporate headquarters.

The pre-tax charges incurred during the three months ended June 30, 2013 were due to lease termination costs and accelerated amortization expense on leasehold improvement assets with no alternative future use. The plan is substantially complete as of June 30, 2013, with an immaterial amount of restructuring-related severance costs remaining to be paid in the second quarter of fiscal year 2014.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2013	2012	(Decrease)
Interest and other income (expense), net	$(486)	$12	$(498)	(4,150.0)%
% of net revenues	(0.2)%	—%

In the three months ended June 30, 2013, compared to the same period a year ago, interest and other income (expense), net decreased due primarily to an increase in foreign exchange losses.

INCOME TAX EXPENSE

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2013	2012	(Decrease)
Income before income taxes	$35,463	$32,108	$3,355	10.4%
Income tax expense	8,510	8,545	(35)	(0.4)%
Net income	$26,953	$23,563	$3,390	14.4%
Effective tax rate	24.0%	26.6%

The lower effective tax rate for the three months ended June 30, 2013 is due primarily to the release of tax reserves in the current period, a shift in income resulting from a transfer pricing adjustment, and the reinstatement of the United States (“U.S.”) federal tax research credit which was extended through December 2013 and was not available in the same period a year ago. Our effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  Our future tax rates could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

We are subject to taxation in various foreign and state jurisdictions including the U.S.  We are under examination by the Internal Revenue Service for its 2010 tax year and the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2006, except for the United Kingdom, which has been concluded for tax years prior to fiscal year 2012.

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements presented on a GAAP basis, Plantronics uses non-GAAP measures of operating results, which are adjusted to exclude non-recurring and non-cash expenses and charges, such as stock-based compensation related to stock options, restricted stock and employee stock purchases, accelerated depreciation, lease termination charges, purchase accounting amortization, restructuring and other related charges, all net of the associated tax impact, tax benefits from the release of tax reserves, transfer pricing adjustments, and the impact of the retroactive reinstatement of the U.S. federal R&D tax credit. Plantronics does not believe these expenses and charges are reflective of ongoing operating results and are not part of our target operating model. The non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and the reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by Plantronics may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

We believe that such non-GAAP measures provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures within our discussion of consolidated performance, below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The following tables reconcile gross profit, operating expenses, operating income, net income, income before taxes, tax expense, and diluted earnings per share for the periods presented (GAAP financial measures) to their equivalent non-GAAP financial measure counterparts for the periods presented.

	Three Months Ended
	June 30,
	2013	2012
GAAP Gross profit	$105,632	$97,696
Stock-based compensation expense	535	596
Accelerated depreciation	220	124
Lease termination charges	262	—
Non-GAAP Gross profit	$106,649	$98,416
Non-GAAP Gross profit %	52.6%	54.3%

GAAP Research, development, and engineering	$20,863	$19,696
Stock-based compensation expense	(1,368)	(1,124)
Accelerated depreciation	(151)	(57)
Purchase accounting amortization	(50)	—
Non-GAAP Research, development, and engineering	$19,294	$18,515

GAAP Selling, general, and administrative	$48,097	$45,904
Stock-based compensation expense	(3,084)	(2,900)
Purchase accounting amortization	(71)	—
Non-GAAP Selling, general, and administrative	$44,942	$43,004

GAAP Operating expenses	$69,683	$65,600
Stock-based compensation expense	(4,452)	(4,024)
Accelerated depreciation	(151)	(57)
Purchase accounting amortization	(121)	—
Restructuring and other related charges	(723)	—
Non-GAAP Operating expenses	$64,236	$61,519

	Three Months Ended
	June 30,
	2013		2012
GAAP Operating income	$35,949		$32,096
Stock-based compensation expense	4,987		4,620
Accelerated depreciation	371		181
Lease termination charges	262		—
Purchase accounting amortization	121		—
Restructuring and other related charges	723		—
Non-GAAP Operating income	$42,413		$36,897

GAAP Income before income taxes	$35,463		$32,108
Stock-based compensation expense	4,987		4,620
Accelerated depreciation	371		181
Lease termination charges	262		—
Purchase accounting amortization	121		—
Restructuring and other related charges	723		—
Non-GAAP Income before income taxes	$41,927		$36,909

GAAP Income tax expense	$8,510		$8,545
Income tax effect of stock-based compensation expense	1,437		1,382
Income tax effect of accelerated depreciation	88		39
Income tax effect of lease termination charges	57		—
Income tax effect of purchase accounting amortization	37		—
Income tax effect of restructuring and other related charges	270		—
Tax benefit from the release of tax reserves & transfer pricing adjustments	935		—
Non-GAAP Income tax expense	$11,334		$9,966
Non-GAAP Income tax expense as a % of Non-GAAP Income before income taxes	27.0%		27.0%

GAAP Net income	$26,953		$23,563
Stock-based compensation expense	4,987		4,620
Accelerated depreciation	371		181
Lease termination charges	262		—
Purchase accounting amortization	121		—
Restructuring and other related charges	723		—
Income tax effect	(2,824)	(1)	(1,421)	(2)
Non-GAAP Net income	$30,593		$26,943

GAAP Diluted earnings per common share	$0.62		$0.55
Stock-based compensation expense	0.11		0.11
Accelerated depreciation	0.01		—
Lease termination costs	0.01		—
Restructuring and other related charges	0.02		—
Income tax effect	(0.07)		(0.03)
Non-GAAP Diluted earnings per common share	$0.70		$0.63

Shares used in diluted earnings per common share calculation	43,650		42,570

(1)
Excluded amount represents tax benefits from stock-based compensation, accelerated depreciation, lease termination charges, purchase accounting amortization, restructuring and other related charges, the release of tax reserves, and transfer pricing adjustments.

(2)	Excluded amount represents tax benefits from stock-based compensation and accelerated depreciation.

FINANCIAL CONDITION

The table below provides a summary of our condensed consolidated cash flow information for the periods presented:

	Three Months Ended
	June 30,
(in thousands)	2013	2012	Change
Net cash provided by operating activities	$34,140	$28,196	$5,944
Net cash used for investing activities	(4,120)	(16,610)	12,490
Net cash used for financing activities	(2,424)	(15,551)	13,127
Effect of exchange rate changes on cash and cash equivalents	(29)	(731)	702
Net increase (decrease) in cash and cash equivalents	$27,567	$(4,696)	$32,263

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

Operating Activities

Net cash provided by operating activities during the three months ended June 30, 2013 increased from the prior year due to the following:

•	An increase in net income

•
An increase in adjustments for non-cash charges; primarily deferred income taxes and higher reserve requirements for excess and obsolete inventories, partially offset by an increase in excess tax benefits from stock based compensation

•	A net increase in accrued liabilities resulting primarily from an increase in deferred revenue and accrued marketing program expenses.

These increases were partially offset by an increase in inventories related primarily to last-time buys from one of our primary chip suppliers.

Investing Activities

Net cash used for investing activities during the three months ended June 30, 2013 decreased from the prior year due primarily to the following:

•	An increase in net proceeds from the sale and maturity of short-term investments.

•
A decrease in capital expenditures; capital expenditures for the three months ended June 30, 2012 included $11.0 million related to the acquisition of land and a new manufacturing facility in Mexico that did not recur in fiscal year 2014.

This decrease was partially offset by an increase in net cash used for purchases of long-term investments.

For the remainder of fiscal year 2014, we expect to spend approximately $35.0 million to $39.0 million on capital expenditures. The increase from fiscal year 2013 is related to continued costs associated with the purchase and related construction of a new manufacturing facility in Mexico. We completed the required upgrades and moved into the new facility in the first quarter of fiscal year 2014. As part of this move, we recognized a one-time lease charge of approximately $0.3 million, representing the costs we would otherwise continue to incur under the original terms of the leased facilities we vacated when we moved into the new facility. We will recognize an additional $1.4 million in the second quarter of fiscal year 2014 when we vacate the remaining leased buildings in Mexico. We also recognized a one-time lease charge in the first quarter of fiscal year 2014 of approximately $0.7 million when we exited a leased facility at our Corporate headquarters, which was part of the restructuring program we announced in the third quarter of fiscal year 2013. In addition, we will continue to incur costs related to the implementation of a new ERP system, which we expect to place in service at the start of our fiscal year 2015. The remainder of the anticipated capital expenditures for fiscal year 2014 consists primarily of building and leasehold improvements at our U.S. headquarters, other IT-related expenditures, and tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities during the three months ended June 30, 2013 decreased from the prior year due primarily to the following:

•	A decrease in the level of common stock repurchases, driven by higher share prices

•	An increase in proceeds from employees' exercise of stock options

On August 6, 2013, we announced that our Board of Directors ("the Board") declared a cash dividend of $0.10 per share of our common stock, payable on September 10, 2013 to stockholders of record at the close of business on August 20, 2013.  We expect to continue paying a quarterly dividend of $0.10 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  At June 30, 2013, we had working capital of $478.2 million, including $358.0 million of cash, cash equivalents and short-term investments, compared with working capital of $463.0 million, including $345.4 million of cash, cash equivalents and short-term investments at March 31, 2013.

Our cash and cash equivalents as of June 30, 2013 consisted of U.S. Treasury Bills, and bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of June 30, 2013, of our $358.0 million of cash, cash equivalents and short-term investments, $41.0 million is held domestically while $317.0 million is held by foreign subsidiaries. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to permanently reinvest our earnings from foreign operations and our current plans do not require us to repatriate our earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of June 30, 2013, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposit (“CDs”).

From time to time, our Board of Directors ("Board") has authorized plans under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the first three months of fiscal year 2014, we repurchased 235,468 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $10.8 million, with an average price of $45.72 per share. In addition, we withheld 87,202 shares with a total value of $4.0 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of June 30, 2013, there remained 646,439 shares authorized for repurchase under the stock repurchase program approved by the Board on August 6, 2012. For more information regarding our stock repurchase programs, refer to Note 10, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

In May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), as most recently amended in May 2013 to extend its term to May 2016 (as amended, "the Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit (the "line of credit") to augment our financial flexibility and, if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Any outstanding principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2016, and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of June 30, 2013, the Company had no outstanding borrowings under the line of credit. Loans under the Credit Agreement bear interest at our election (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and,

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

As of June 30, 2013, we were in compliance with these ratios by a substantial margin.

In addition, we and our subsidiaries are required to maintain, on a consolidated basis, unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. As of June 30, 2013, we were in compliance with all covenants under the line of credit.

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

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations and the availability of additional funds under the Credit Agreement will be sufficient to fund operations for at least the next 12 months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Certain Forward-Looking Information” and “Risk Factors” in this Quarterly Report on Form 10-Q for factors that could affect our estimates for future financial needs and sources of working capital.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take possession of and title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. Consigned inventory not consumed in the production process is returnable to our suppliers in accordance with the terms of our agreements with them. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses, including write-downs for excess and obsolete inventory, which, if material, could negatively affect our business and financial results. As of June 30, 2013 and March 31, 2013, we had off-balance sheet consigned inventories of $40.9 million and $31.3 million, respectively.

Unconditional Purchase Obligations

We utilize several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 270 days, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 30, 2013, we had outstanding off-balance sheet third-party manufacturing, component, and general and administrative purchase commitments of $183.0 million, all of which we expect to consume in the normal course of business.

Unrecognized Tax Benefits

As of June 30, 2013, long-term income taxes payable reported on our consolidated balance sheet included unrecognized tax benefits and related interest of $11.4 million and $1.8 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, long-term income taxes payable on our condensed consolidated balance sheets includes these unrecognized tax benefits.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission ("SEC") on May 24, 2013.  There have been no changes to our critical accounting estimates during the three months ended June 30, 2013.

Recent Accounting Pronouncements

Recently Issued Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires us to present a liability related to an unrecognized tax benefit as a reduction of the related tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such a settlement is required or expected in the event the uncertain tax position is disallowed. We are required to implement this guidance effective the first quarter of our fiscal 2015. We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors.”

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	June 30, 2013	March 31, 2013
Cash and cash equivalents	$256.3	$228.8
Short-term investments	$101.6	$116.6
Long-term investments	$85.9	$80.3

As of June 30, 2013, our investments were composed of U.S. Treasury Bills, Government Agency Securities, Commercial Paper, Corporate Bonds, and CDs.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the three months ended June 30, 2013 and 2012.

Interest rates were relatively unchanged in the three months ended June 30, 2013 compared to the same periods in the prior year. During the three month period ended June 30, 2013, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no significant interest expense from our revolving line of credit. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income or expense.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to currency fluctuations, primarily in the Euro ("EUR"), British Pound Sterling ("GBP"), Australian Dollar ("AUD"), Mexican Peso ("MX$"), and the Chinese Renminbi ("RMB"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP and AUD denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MX$ denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business.

We experienced immaterial net foreign currency losses in the three months ended June 30, 2013 and 2012. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and the GBP in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP and AUD denominated cash, accounts receivable and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of June 30, 2013 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$20.8	$2.1	$(2.1)
GBP	Sell GBP	$3.3	$0.3	$(0.3)
AUD	Sell AUD	$4.9	$0.5	$(0.5)

Cash Flow Hedges

In the three months ended June 30, 2013, approximately 40.2% of our net revenues were derived from sales outside of the U.S., which were denominated primarily in EUR and GBP.

As of June 30, 2013, we had foreign currency put and call option contracts with notional amounts of approximately €48.6 million and £20.1 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $6.6 million or incur a loss of $6.5 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of June 30, 2013 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$97.7	$1.1	$(5.2)
Put options	$90.6	$5.5	$(1.3)

Collectively, our swap contracts hedge against a portion of our forecasted MX$ denominated expenditures. As of June 30, 2013, we had cross-currency swap contracts with notional amounts of approximately MX$437.7 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of June 30, 2013 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$33.4	$(3.0)	$3.6

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  During the quarter ended June 30, 2013, we settled for an immaterial amount the multi-district litigation that consolidated five class action lawsuits into one action filed against us alleging that our Bluetooth headsets may cause noise-induced hearing loss, as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013.  Other than as described in the previous sentence, there were no material developments in the litigation on which we reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. See Note 7, Commitments and Contingencies, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

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

Our operations and performance are dependent on worldwide economic conditions. Uncertainty regarding future economic conditions makes it more challenging for us to forecast operating results, make business decisions, and identify the risks that may affect our business, sources and uses of cash, financial condition, and results of operations. Global economic concerns, such as inconsistent economic growth, stagnation or contraction in various regions, including the moderate pace of economic growth in the United States, continuing pressure on economic growth as a result of austerity measures in Europe, and uncertain growth prospects in the Asia Pacific region, have increased unpredictability for our business as consumers and businesses postpone or forego spending, increasing risk to our future outlook. A global or regional economic downturn, whether short-term or prolonged, may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, and customer and supplier bankruptcies.

Replacement cycles of our Office and Contact Center ("OCC") headset products, in particular, are impacted by lower voluntary employee turnover as new headset demand is typically created when employees change employers and transition to new job opportunities. In the current economic environment, post-recession slow and inconsistent domestic and international business hiring has perpetuated employee reluctance to change jobs and limits the opportunities for unemployed workers to reenter the workforce. As a consequence, voluntary employee turnover rates remain below historic non-recessionary levels which, therefore, impedes sales of our OCC headsets.

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”), committing the U.S. government to significantly reduce the federal deficit over ten years. The BCA contains provisions commonly referred to as “sequestration”, which call for substantial, unspecified automatic spending cuts split between defense and non-defense programs that may continue for a period of ten years.  The sequestration cuts went into effect at the beginning of March 2013 and the impact of the spending reductions on the economy remain unclear. Likewise, various European governments have implemented or are considering new or additional austerity measures intended to reduce government spending, which has reduced, and in the future will likely reduce, demand for our products directly by affected governmental agencies and by our customers who derive all or a portion of their revenues from these governmental agencies. We cannot currently predict the impact of governmental spending reductions on us or our customers or whether and to what extent our business and results of operations may be adversely harmed.

Further, fluctuations in foreign currency exchange rates may impact our revenues and profitability because we report our financial statements in U.S. Dollars ("USD"), whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the British Pound Sterling (“GBP”). We hedge a portion of our Euro and GBP forecasted revenue exposure for the future, typically over a 12 month period. We can offer no assurance that such strategies will be effective in minimizing our exposure. If the Euro and GBP fall against the USD, our revenues, gross profit, and profitability in the future could be negatively affected. See also our risk titled, “We are exposed to fluctuations in foreign currency exchange rates which may adversely affect our revenues, gross profit, and profitability.”

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

Our OCC products represent our largest source of revenue.  We believe that our greatest long-term opportunity for revenue and profit growth in the OCC market and overall is in the UC office market, and our foremost strategic objective is to increase headset adoption. We continue to invest in the development of new products and to enhance existing products to be more appealing in functionality and design for the UC market. In addition, in 2012 we introduced our developer community, Plantronics Developer Connection (the "PDC"), through which we make available a software developer kit allowing registered developers access to a set of tools they can use to develop complementary, innovative third-party applications and provide a forum to interact and share ideas. However, it remains unclear if the PDC will successfully generate sufficient third party developer interest in new or unique uses for our UC products to expand the rate or extent of their adoption. We also target certain vertical segments to increase sales.  We continue to believe that the implementation of UC technologies by large enterprises will be a significant long-term driver of enterprise UC headset adoption, and, as a result, a key long-term driver of revenue and product growth; however, we can give no assurance that significant growth in UC will occur or that we will be able to take advantage of any growth that does occur.

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

Our reliance on third party suppliers and the failure of such suppliers to provide quality components or services in a timely manner could adversely affect our results of operations.

Our growth and ability to meet customer demand depends in part on our ability to timely obtain sufficient quantities of raw materials, components, sub-assemblies, and products of acceptable quality from our suppliers. We buy raw materials, components, and sub-assemblies from a variety of suppliers and assemble them into finished products. In addition, certain of our components and key portions of our product lines are manufactured for us by original design manufacturers and contract manufacturers ("ODMs"). The cost, quality, and availability of the services, materials, components and other products and goods these ODMS and third parties supply are essential to our success. However, our reliance on these ODMs and third parties involves significant risks, including the following:

•
Reduced flexibility to timely respond to changes specific to us or our industry. For instance, rapid increases in production levels to meet unanticipated demand for our products could result in higher costs for components and sub-assemblies, increased expenditures for freight to expedite delivery of required materials, and higher overtime costs and other expenses, which could reduce our profit margins. Further, if production is increased rapidly, manufacturing yields may decrease, which may also reduce our margins.

•
We obtain certain raw materials, sub-assemblies, components, and products from certain suppliers, including a majority of our Bluetooth products from GoerTek, Inc. Financial instability of our manufacturers or contractors could result in our having to find or transition manufacturing to new ODMs, which could increase our costs and delay our product deliveries. These ODMs may also choose to discontinue manufacturing our products for a variety of reasons. Consequently, if one or more ODMs is unable or unwilling to meet our demand, delivery, or price requirements, our business and operating results in all or a portion of our product lines could be severely and materially affected in the event it is difficult, costly, or time-consuming to identify and ramp-up alternative ODMs.

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

•
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC recently adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. The implementation of these requirements could affect the sourcing and availability of metals used in the manufacture of a limited number of parts contained in our products. For example, the implementation of these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may be unable to conclusively verify the origins for all metals used in our products. We may suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, we will incur additional costs associated with compliance with these disclosure requirements, including time-consuming and costly efforts to determine the source of any conflict minerals used in our products.

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

Moreover, a substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. As such, we do not take possession of and title to the raw materials, components and subassemblies until they are consumed in the production process. Prior to consumption in the production process, title and risk of loss to consigned inventory remains solely with the suppliers. Consigned inventory not consumed in the production process is generally returnable to our suppliers in accordance with the terms of our agreements with them. If we purchase all or a material portion of the materials and components consigned by our suppliers, we could incur unanticipated expenses, including write-downs for excess and obsolete inventory, which, if material, could negatively affect our business and financial results.

In addition, some of our products utilize long-lead time parts, which are only available from a limited set of vendors. The combined effects of variability of demand from our customers with long-lead time of single sourced materials has in the past contributed to inventory write-downs, particularly for our consumer products.

Furthermore, suppliers may choose to discontinue supplying raw materials or manufacturing one or more components or subassemblies essential to our products, which may be difficult, time-consuming, or costly to replace. In certain instances, we may choose to purchase large quantities of the raw materials, components, or subassemblies being discontinued as part of a last-time buy strategy. For example, we have periodically made last-time purchases in excess of our short-term needs, which are included in inventory and used over a period of several years. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and we write down to the lower of cost or market value the excess and obsolete inventory, which may have an adverse effect on our results of operations.

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

All of the markets for our products are intensely competitive. We face pressure on our selling prices, sales terms and conditions, and in connection with product performance and functionality from our competitors. Also, aggressive industry pricing practices may result in downward pressure on margins.

Currently, our single largest competitor is GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate with whom we experience price competition in the OCC and consumer markets. We are also experiencing competition from consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, integrate with other products' communications headset devices and adapters manufactured by them or others, offer products containing bases that are incompatible with our headset tops, and have substantially greater financial, marketing, and other resources.

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with GN's Jabra brand, Motorola, Samsung, Aliph's Jawbone brand, BlueAnt Wireless, Nokia, Bose, and Sony Ericsson, among many others.  Many of these competitors have substantially greater resources than us, and each of them has established market positions in this business. In the UC and office and contact center markets, the largest competitors are GN, Logitech, Sennheiser Communications and VXI. For the entertainment, gaming and computer audio market, our primary competitors are Sennheiser and Logitech.  Our product markets are intensely competitive, and market leadership changes frequently as a result of new products, designs, and pricing.  We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products including products that are modeled on or are direct copies of our products. These new competitors offer very low cost products, which results in pricing pressure in the market. If market prices are substantially reduced by new entrants into the headset market, our business, financial condition, or results of operations could be materially adversely affected.

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

Our consumer business, which consists primarily of Bluetooth headsets, entertainment and gaming and computer audio headsets, is highly competitive and presents many significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

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

Our international operations and sales expose us to various risks including, among others:

•	Fluctuations in foreign currency exchange rates

•	Cultural differences in the conduct of business

•	Greater difficulty in accounts receivable collection and longer collection periods

•	The impact of recessionary, volatile or adverse global economic conditions

•	Reduced protection for intellectual property rights in some countries

•	Unexpected changes in regulatory requirements

•	Tariffs and other trade barriers, particularly in developing nations such as Brazil, India, and others

•	Political conditions, health epidemics, labor activity, civil unrest, or criminal activities within each country

•	The management, operation, and expenses associated with an enterprise spread over various countries

•	The burden and administrative costs of complying with a wide variety of foreign laws and regulations

•	Currency restrictions

•	Compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act and the United Kingdom's Bribery Act

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

Since May 2011, we have repurchased in excess of 8 million shares of our common stock through multiple share repurchase programs authorized by our Board of Directors. In addition, we continue to operate under a 1,000,000 share repurchase program approved in August 2012. Moreover, our Board of Directors has declared quarterly dividends of $0.10 per share since May 2012 and $0.05 per share prior to May 2012.

Although our Board of Directors has consistently declared quarterly cash dividend payments on our common stock and more recently authorized the repurchase of shares of our common stock under share repurchase programs, any determination to pay cash dividends at recent rates or at all, or any authorization to repurchase shares of our common stock under share repurchase programs will be assessed based on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all laws and applicable agreements. Additionally, there can be no assurance that the quantities of stock repurchased under our stock repurchase programs will continue at recent historical levels or at all, or that our stock repurchase programs or dividend declarations will have a beneficial impact on our stock price. The timing of our stock repurchases varies with fluctuations in the trading price of our common stock such that at any particular time, our domestic cash flow from operations has been, and in the future may be, insufficient to fully cover our stock repurchases and support our working capital needs, causing us to borrow to support our repurchase or other activities. Although we currently have sufficient reserves in our international locations to fund our existing and any future stock repurchase programs, repatriating all or a portion of our foreign cash would likely result in material tax obligations.

To improve our domestic liquidity in connection with further stock repurchases and other business activities, in May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), as most recently amended in May 2013 to extend its term to May 2016 ("the Credit Agreement"). The Credit Agreement provides for a $100 million unsecured revolving credit facility. We have previously drawn funds and expect to continue drawing funds under the Credit Agreement from time to time, which amounts bear interest. Moreover, the Credit Agreement contains affirmative and negative covenants with which we must comply. These restrictions apply regardless of whether any loans are outstanding and could adversely impact how we operate our business, our operating results, and dividend declarations, which, in turn, may negatively impact our stock price. In addition, as we borrow additional funds on the credit facility under the Credit Agreement, we may be required to increase the borrowing limit under the Credit Agreement or seek additional sources of credit. Given tight credit markets, there is no assurance that if we were to seek additional credit, it would be available to us when needed or if it is available, the cost or restrictive terms and conditions would be acceptable.

We are subject to various regulatory requirements, and changes in such regulatory requirements may adversely impact our gross margins as we comply with such changes, reduce our ability to generate revenues if we are unable to comply, or decrease demand for our wireless products if the actual or perceived quality of our products are negatively impacted.

Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. For example, certain of our OCC products must meet certain standards to work with local phone systems. Certain of our wireless office and mobile products must work within existing frequency ranges permitted in various jurisdictions. Moreover, competition for limited radio frequency bandwidth as a result of an increasing number of wireless products by us, our competitors, and other third party product manufacturers increases the risk of interference or diminished product performance. In particular, the effort by a third party manufacturer of wireless devices to release a product in the U.S. that operates in the unlicensed 903-928 megahertz radio frequency range using significantly higher power than the power used by the wireless products of us and many other users in the unlicensed radio frequency range may cause our wireless products to experience interference which, if material, will harm our reputation and adversely affect our sales.

As regulations and local laws change and competition increases, we must modify our products to address those changes. Regulatory restrictions and competition may increase the costs to design, manufacture, and sell our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along. Compliance with regulatory restrictions and bandwidth limitations may impact the actual or perceived technical quality and capabilities of our products, reducing their marketability. In addition, if the products we supply to various jurisdictions or which are conveyed by customers or merchants into unauthorized jurisdictions fail to comply with the applicable local or regional regulations, our products might interfere with other devices that properly use the frequency ranges in which our products operate, and we or consumers purchasing our products may be responsible for the damages that our products cause; thereby causing us to alter the performance of our products, pay substantial monetary damages or penalties, or harm to our reputation, or suffer other adverse consequences.

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

•	Failure to meet our forecasts or the expectations and forecasts of securities analysts

•	Changes in our published forecasts of future results of operations

•	Quarterly variations in our or our competitors' results of operations and changes in market share

•	The announcement of new products, product enhancements, or partnerships by us or our competitors

•	Our ability to develop, introduce, ship, and support new products and product enhancements and manage product transitions

•	Repurchases of our common shares under our repurchase plans or public announcement of our intention not to repurchase our common shares

•	Our decision to declare dividends or increase or decrease dividends over historical rates

•	The loss of services of one or more of our executive officers or other key employees

•	Changes in earnings estimates, recommendations, or ratings by securities analysts or a reduction in the number of analysts following our stock

•	Developments in our industry, including new or increased enforcement of existing governmental regulations related to our products and new or revised communications standards

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

We have $16.3 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill were to exceed its implied fair value, or if the carrying value of intangible assets were not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions, including an immaterial acquisition in the quarter ended September 30, 2012, we have $16.3 million of goodwill and other intangible assets on our consolidated balance sheet as of June 30, 2013.  It is impossible at this time to determine if any future impairment charge would result or, if it does, whether such charge related to these assets would be material. If such a charge is necessary, it may have a material adverse effect our financial results.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.

We rely on networks, information systems, and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business activities, including procurement, manufacturing, sales, distribution, invoicing, and collections. We use information systems to process and report financial information internally and to comply with regulatory reporting. In addition, we depend on information systems for communications with our suppliers, distributors, and customers. Consequently, our business may be impacted by system shutdowns or service disruptions during routine operations, such as system upgrades or user errors, as well as network or hardware failures, malicious software, hackers, natural disasters, communications interruptions, or other events (collectively, "network incidents"). Our computer systems have been, and will likely continue to be, subject to network incidents. While, to date, we have not experienced a network incident resulting in material impairment to our operations, nor have we experienced material intentional or inadvertent disclosure of our data or information or the information or data of our customers or vendors, future network incidents could result in unintended disruption of our operations or disclosure of sensitive information or assets. Furthermore, we may experience targeted attacks and although we continue to invest in personnel, technologies, and training to prepare for and reduce the adverse consequences of such attacks, these investments are expensive and do not guarantee that such attacks will be unsuccessful, either completely or partially.

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

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the first quarter of fiscal year 2014:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
March 31, 2013 to April 27, 2013	42	[3]	$—	—	881,907
April 28, 2013 to June 1, 2013	187,716	[4]	$45.79	121,260	760,647
June 2, 2013 to June 29, 2013	134,912	[5]	$45.64	114,208	646,439

[1]	On August 6, 2012, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

[2]	"Average Price Paid per Share" reflects open market repurchases of common stock only.

[3]	Includes 42 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[4]	Includes 66,456 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[5]	Includes 20,704 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[6]	These shares reflect the available shares authorized for repurchase under the August 6, 2012 program.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Plantronics, Inc. Deferred Compensation Plan, Dated May 24, 2013	S-8	001-12696	4.1	5/24/2013

10.2	Amendment No. 1 to the Plantronics, Inc. Deferred Compensation Plan, Dated May 31, 2013					X

10.3	Third Amendment to Credit Agreement between Registrant and Wells Fargo Bank, National Association, Dated May 3, 2013	8-K	001-12696	10.1	5/7/2013

10.4	Third Modification to Revolving Line of Credit Note between Registrant and Wells Fargo National Association, Dated May 3, 2013	8-K	001-12696	10.2	5/7/2013

10.5	Amended and Restated 2003 Stock Plan, effective as of August 1, 2013, as adopted by Registrant's Board of Directors on March 12, 2013.	8-K	001-12696	10.01	8/6/2013

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

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

PLANTRONICS, INC.

Date:	August 6, 2013	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer