Form 10-Q
period 2013-09-30
PLANTRONICS INC /CA/
filed 2013-10-29
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

As of October 26, 2013, 43,774,566 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$245,980	$228,776
Short-term investments	113,143	116,581
Accounts receivable, net	123,748	128,209
Inventory, net	69,150	67,435
Deferred tax assets	10,065	10,120
Other current assets	15,289	15,369
Total current assets	577,375	566,490
Long-term investments	79,475	80,261
Property, plant, and equipment, net	118,318	99,111
Goodwill and purchased intangibles, net	16,265	16,440
Other assets	2,240	2,303
Total assets	$793,673	$764,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,500	$37,067
Accrued liabilities	60,926	66,419
Total current liabilities	90,426	103,486
Deferred tax liabilities	2,833	1,742
Long-term income taxes payable	12,685	12,005
Other long-term liabilities	1,686	925
Total liabilities	107,630	118,158
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	769	757
Additional paid-in capital	645,169	612,283
Accumulated other comprehensive income	1,858	5,567
Retained earnings	69,670	28,344
Total stockholders' equity before treasury stock	717,466	646,951
Less: Treasury stock, at cost	(31,423)	(504)
Total stockholders' equity	686,043	646,447
Total liabilities and stockholders' equity	$793,673	$764,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$193,980	$179,280	$396,798	$360,645
Cost of revenues	94,366	82,052	191,552	165,721
Gross profit	99,614	97,228	205,246	194,924
Operating expenses:
Research, development, and engineering	20,447	19,581	41,310	39,277
Selling, general, and administrative	48,507	43,130	96,604	89,034
Restructuring and other related charges	(176)	—	547	—
Total operating expenses	68,778	62,711	138,461	128,311
Operating income	30,836	34,517	66,785	66,613
Interest and other income (expense), net	359	275	(127)	287
Income before income taxes	31,195	34,792	66,658	66,900
Income tax expense	8,057	8,868	16,567	17,413
Net income	$23,138	$25,924	$50,091	$49,487

Earnings per common share:
Basic	$0.54	$0.62	$1.17	$1.19
Diluted	$0.53	$0.61	$1.15	$1.16

Shares used in computing earnings per common share:
Basic	42,810	41,482	42,751	41,571
Diluted	43,597	42,403	43,667	42,521

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$23,138	$25,924	$50,091	$49,487
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	311	217	(41)	(119)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(1,949)	(632)	(3,576)	1,534
Net (gains) losses reclassified into income for revenue hedges	128	(1,158)	144	(3,019)
Net (gains) losses reclassified into income for cost of revenues hedges	26	93	(239)	290
Net unrealized losses on cash flow hedges	(1,795)	(1,697)	(3,671)	(1,195)
Unrealized gains (losses) on investments:
Unrealized holding gains during the period	164	46	6	58
Other comprehensive (loss)	(1,320)	$(1,434)	(3,706)	$(1,256)
Comprehensive income	$21,818	$24,490	$46,385	$48,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,091	$49,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,891	7,880
Stock-based compensation	10,953	9,482
Provision for excess and obsolete inventories	3,281	899
Deferred income taxes	5,293	(902)
Excess tax benefit from stock-based compensation	(4,086)	(679)
Other operating activities	1,200	1,265
Changes in assets and liabilities:
Accounts receivable, net	3,082	5,008
Inventory, net	(4,552)	(8,230)
Current and other assets	(659)	(1,218)
Accounts payable	(7,567)	(3,854)
Accrued liabilities	(3,885)	(559)
Income taxes	(3,436)	1,445
Cash provided by operating activities	57,606	60,024
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of short-term investments	50,118	25,057
Proceeds from maturities of short-term investments	54,970	60,890
Purchase of short-term investments	(41,634)	(65,411)
Proceeds from sales of long-term investments	15,012	2,000
Purchase of long-term investments	(74,720)	(33,951)
Acquisitions, net of cash acquired	—	(1,723)
Capital expenditures	(27,213)	(21,526)
Cash used for investing activities	(23,467)	(34,664)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(27,313)	(19,930)
Proceeds from issuances under stock-based compensation plans	18,637	11,888
Employees' tax withheld and paid for restricted stock and restricted stock units	(4,369)	(1,729)
Proceeds from revolving line of credit	—	18,000
Repayments of revolving line of credit	—	(26,000)
Payment of cash dividends	(8,765)	(8,490)
Excess tax benefit from stock-based compensation	4,086	679
Cash used for financing activities	(17,724)	(25,582)
Effect of exchange rate changes on cash and cash equivalents	789	(1,184)
Net increase (decrease) in cash and cash equivalents	17,204	(1,406)
Cash and cash equivalents at beginning of period	228,776	209,335
Cash and cash equivalents at end of period	$245,980	$207,929
SUPPLEMENTAL DISCLOSURES
Transfers of long-term investments to short-term investments	$60,424	$48,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or "the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the Company's March 31, 2013 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which was filed with the SEC on May 24, 2013.  The results of operations for the interim period ended September 30, 2013 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of Plantronics and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on March 29, 2014 and consists of 52 weeks. The Company's prior fiscal year ended on March 30, 2013 and also consisted of 52 weeks.  The Company’s results of operations for the three and six months ended September 28, 2013 and September 29, 2012 both contain 13 and 26 weeks, respectively. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") and the SEC did not and are not expected by the Company to have a material impact on the Company's present or future consolidated financial statements.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following table represents the Company’s cash, cash equivalents, and investments as of September 30, 2013 and March 31, 2013:

(in thousands)	September 30, 2013				March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$236,372	$—	$—	$236,372	$118,881	$—	$—	$118,881
Cash equivalents	9,607	1	—	9,608	109,895	—	—	109,895
Total cash and cash equivalents	$245,979	$1	$—	$245,980	$228,776	$—	$—	$228,776

Short-term investments:
U.S. Treasury Bills and Government Agency Securities	$56,964	$33	$(15)	$56,982	$66,092	$18	$(3)	$66,107
Commercial paper	30,835	12	(1)	30,846	15,670	9	—	15,679
Corporate bonds	24,294	19	(1)	24,312	34,766	31	(2)	34,795
Certificates of deposit ("CDs")	1,002	1	—	1,003	—	—	—	—
Total short-term investments	$113,095	$65	$(17)	$113,143	$116,528	$58	$(5)	$116,581

Long-term investments:
U.S. Treasury Bills and Government Agency Securities	$15,473	$18	$(4)	$15,487	$55,317	$42	$(1)	$55,358
Corporate bonds	63,926	85	(23)	63,988	23,878	23	(3)	23,898
CDs	—	—	—	—	1,002	3	—	1,005
Total long-term investments	$79,399	$103	$(27)	$79,475	$80,197	$68	$(4)	$80,261

Total cash, cash equivalents and investments	$438,473	$169	$(44)	$438,598	$425,501	$126	$(9)	$425,618

As of September 30, 2013 and March 31, 2013, all of the Company’s investments are classified as available-for-sale securities.  The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments.

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents, short-term investments, and long-term investments, classified by stated maturity as of September 30, 2013 and March 31, 2013:

(in thousands)	September 30, 2013		March 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$122,702	$122,751	$226,423	$226,476
Due in 1 to 3 years	79,399	79,475	80,197	80,261
Total	$202,101	$202,226	$306,620	$306,737

The Company did not incur any material realized or unrealized net gains or losses in the three and six months ended September 30, 2013 and 2012.

4. FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of September 30, 2013 and March 31, 2013.

Fair Values as of September 30, 2013:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$236,372	$—	$236,372
Mutual funds	609	—	609
Commercial paper	—	8,999	8,999
Short-term investments:
Government Agency Securities	—	56,982	56,982
Commercial paper	—	30,846	30,846
Corporate bonds	—	24,312	24,312
CDs	—	1,003	1,003
Long-term investments:
Government Agency Securities	—	15,487	15,487
Corporate bonds	—	63,988	63,988
Other current assets:
Derivative assets	—	70	70
Total assets measured at fair value	$236,981	$201,687	$438,668

Accrued liabilities:
Derivative liabilities	$8	$2,435	$2,443

Fair Values as of March 31, 2013:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$118,881	$—	$118,881
U.S. Treasury Bills	104,995	—	104,995
Commercial paper	—	4,900	4,900
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	7,243	58,864	66,107
Commercial paper	—	15,679	15,679
Corporate bonds	—	34,795	34,795
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	22,904	32,454	55,358
Corporate bonds	—	23,898	23,898
CDs	—	1,005	1,005
Other current assets:
Derivative assets	—	1,665	1,665
Total assets measured at fair value	$254,023	$173,260	$427,283

Accrued liabilities:
Derivative liabilities	$3	$291	$294

There were no transfers between fair value measurement levels during the three and six months ended September 30, 2013 and 2012.

Refer to Note 12, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of September 30, 2013 and March 31, 2013.

All financial assets and liabilities are recognized or disclosed at fair value in the financial statements. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1
The Company's Level 1 financial assets consist of Mutual Funds. Level 1 financial liabilities consist of derivative contracts that have closed but have not settled. The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

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

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	September 30,	March 31,
(in thousands)	2013	2013
Accounts receivable	$147,581	$151,250
Provisions for returns	(7,756)	(8,957)
Provisions for promotions, rebates, and other	(15,771)	(13,675)
Provisions for doubtful accounts and sales allowances	(306)	(409)
Accounts receivable, net	$123,748	$128,209

Inventory, net:

	September 30,	March 31,
(in thousands)	2013	2013
Raw materials	$33,659	$28,743
Work in process	432	82
Finished goods	35,059	38,610
Inventory, net	$69,150	$67,435

Property, plant, and equipment, net:

	September 30,	March 31,
(in thousands)	2013	2013
Land	$13,961	$13,961
Buildings and improvements (useful life: 7-30 years)	89,434	72,263
Machinery and equipment (useful life: 2-10 years)	94,737	88,538
Software (useful life: 5-6 years)	31,268	30,538
Construction in progress	17,892	16,101
	247,292	221,401
Accumulated depreciation and amortization	(128,974)	(122,290)
Property, plant, and equipment, net	$118,318	$99,111

Depreciation and amortization was $3.7 million and $7.7 million for the three and six months ended September 30, 2013, respectively, and $4.0 million and $7.7 million for the same periods in the prior year, respectively.

Included in Software are unamortized capitalized software costs of $5.6 million and $6.1 million at September 30, 2013 and March 31, 2013, respectively. Amortization related to capitalized software costs was immaterial for the three months ended September 30, 2013 and 2012, and was $1.2 million and $1.5 million for the six months ended September 30, 2013 and 2012, respectively.

Accrued Liabilities:

	September 30,	March 31,
(in thousands)	2013	2013
Employee compensation and benefits	$23,164	$29,796
Warranty obligation	12,881	13,410
Accrued advertising, sales, and marketing	4,245	3,735
Deferred revenue	3,994	3,072
Liabilities related to derivatives contracts	2,443	294
Income taxes payable	—	3,376
Restructuring and other related charges (1)	47	1,165
Accrued other	14,152	11,571
Accrued liabilities	$60,926	$66,419
(1) Refer to Note 16, Restructuring and Other Related Charges, for more information on the Company's restructuring activity.

The Company's warranty obligation is included as a component of accrued liabilities in the condensed consolidated balance sheets. Changes in the warranty obligation during the six months ended September 30, 2013 were as follows:

	Six Months Ended	Six Months Ended
(in thousands)	September 30, 2013	September 30, 2012
Warranty obligation at March 31, 2013	$13,410	$13,346
Warranty provision relating to products shipped	4,154	7,440
Deductions for warranty claims processed	(4,683)	(8,064)
Warranty obligation at September 30, 2013	$12,881	$12,722

6. GOODWILL

Goodwill as of September 30, 2013 and March 31, 2013 was $15.5 million, net of accumulated impairment of $54.6 million.

7. COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

The Company leases certain equipment and facilities under operating leases expiring in various years through fiscal year 2022.  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2013 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2014 (remaining 6 months)	$1,997
2015	1,920
2016	1,341
2017	730
2018	652
Thereafter	1,576
Total minimum future rental payments	$8,216

Total rent expense for operating leases for the three and six months ended September 30, 2013 was $2.6 million and $4.1 million, respectively, which included $1.2 million and $1.5 million, respectively, related to early exit lease charges. Total rent expense for operating leases for the three and six months ended September 30, 2012 was $1.4 million and $2.8 million, respectively.

Unconditional Purchase Obligations

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 270 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of September 30, 2013, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $244.5 million.

Other Guarantees and Obligations

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to the Company's conduct of business and tax matters prior to the sale. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various triggering events relating to the sale and use of its products and services.  In addition, Plantronics also provides protection to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the condensed consolidated financial statements.

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

8. CREDIT AGREEMENT

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on May 3, 2013 to extend its term to May 9, 2016 (as amended, "the Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("line of credit") and, if requested by the Company, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million. As of September 30, 2013 and March 31, 2013, the Company had no outstanding borrowings under the line of credit.

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

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions, and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at September 30, 2013.

9. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Cost of revenues	$638	$526	$1,173	$1,122

Research, development and engineering	1,652	1,256	3,020	2,380
Selling, general and administrative	3,675	3,080	6,760	5,980
Stock-based compensation included in operating expenses	5,327	4,336	9,780	8,360
Total stock-based compensation	5,965	4,862	10,953	9,482
Income tax benefit	(1,838)	(1,532)	(3,275)	(2,914)
Total stock-based compensation, net of tax	$4,127	$3,330	$7,678	$6,568

Stock Options

The following is a summary of the Company’s stock option activity during the six months ended September 30, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2013	2,415	$27.96
Options granted	176	$45.98
Options exercised	(667)	$24.09
Options forfeited or expired	(10)	$32.74
Outstanding at September 30, 2013	1,914	$30.94	4.2	$29,739
Vested and expected to vest at September 30, 2013	1,872	$30.76	4.2	$29,419
Exercisable at September 30, 2013	1,275	$27.85	3.4	$23,735

The total intrinsic value of options exercised during the six months ended September 30, 2013 and 2012 was $14.5 million and $4.5 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the six months ended September 30, 2013 was $16.1 million, net of taxes.

As of September 30, 2013, total unrecognized compensation cost related to unvested stock options was $5.8 million, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during the six months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2013	1,025	$33.34
Restricted stock granted	541	$46.10
Restricted stock vested	(274)	$32.61
Restricted stock forfeited	(31)	$36.86
Non-vested at September 30, 2013	1,261	$38.88

The weighted average grant-date fair value of awards of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the six months ended September 30, 2013 and 2012 was $46.10 and $32.05, respectively. The total fair value of restricted stock that vested during the six months ended September 30, 2013 and 2012 was $8.9 million and $4.9 million, respectively.

As of September 30, 2013, total unrecognized compensation cost related to unvested restricted stock was $34.4 million, which is expected to be recognized over a weighted average period of 2.3 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Employee Stock Options	2013	2012	2013	2012
Expected volatility	30.7%	43.5%	33.5%	42.2%
Risk-free interest rate	1.2%	0.5%	0.7%	0.6%
Expected dividends	0.8%	1.3%	0.9%	1.3%
Expected life (in years)	4.2	4.3	4.2	4.3
Weighted-average grant date fair value	$11.64	$10.84	$11.83	$10.43
ESPP
Expected volatility	24.9%	38.4%	24.9%	38.4%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividends	0.9%	1.1%	0.9%	1.1%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average grant date fair value	$9.58	$8.95	$9.58	$8.95

10. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors ("Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board authorized programs during the six months ended September 30, 2013 and 2012 are discussed below. As of September 30, 2013, there remained 274,874 shares authorized for repurchase under the program approved by the Board on August 6, 2012 and there were no remaining shares authorized under previously approved programs.

Open Market Repurchases

Under Board authorized programs, in the six months ended September 30, 2013 and 2012, the Company repurchased 607,033 shares and 633,613 shares, respectively, of its common stock in the open market for a total cost of $27.3 million and $19.9 million, respectively, and at an average price per share of $44.99 and $31.45, respectively.

In addition, the Company withheld shares valued at $4.4 million in the six months ended September 30, 2013, compared to $1.7 million in the six months ended September 30, 2012, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants and did not represent an expense to the Company.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	September 30, 2013	March 31, 2013
Accumulated unrealized gain (loss) on cash flow hedges	$(2,325)	$1,349
Accumulated foreign currency translation adjustments	4,091	4,131
Accumulated unrealized gain on investments	92	87
Accumulated other comprehensive income	$1,858	$5,567

12. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss due to credit risk that it would incur if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative contracts as of September 30, 2013.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between Plantronics and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2013, the Company has International Swaps and Derivatives Association (ISDA) agreements with three applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities within the Company's consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following tables provide information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of the applicable dates presented below, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of September 30, 2013:

	Gross Amount of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$70	$(70)	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$70			$—

	Gross Amount of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(1,577)	$70	$—	$(1,507)
Derivatives not subject to master netting agreements	(866)			(866)
Total	$(2,443)			$(2,373)

As of March 31, 2013:

	Gross Amount of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$1,005	$(215)	$—	$790
Derivatives not subject to master netting agreements	660			660
Total	$1,665			$1,450

	Gross Amount of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(215)	$215	$—	$—
Derivatives not subject to master netting agreements	(79)			(79)
Total	$(294)			$(79)

Refer to Note 4, Fair Value Measurements, for disclosure of the Company's fair value hierarchy for its derivative instruments.

Non-Designated Hedges

As of September 30, 2013, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), and Australian Dollars ("AUD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at September 30, 2013:

	Local Currency		USD Equivalent	Position	Maturity
	(in thousands)		(in thousands)
EUR		€16,000	$21,632	Sell EUR	1 month
GBP		£2,600	$4,191	Sell GBP	1 month
AUD	A$	4,600	$4,276	Sell AUD	1 month

Foreign currency transactions, net of the effect of forward contract hedging activity, resulted in immaterial net gains and immaterial net losses, respectively in the three and six months ended September 30, 2013 and immaterial net gains and immaterial net losses, respectively, in the three and six months ended September 30, 2012, which are included in interest and other income (expense), net in the condensed consolidated statements of operations.

Cash Flow Hedges

On a monthly basis, the Company enters into option contracts with a one-year term.  The Company does not purchase options for trading purposes.  As of September 30, 2013, the Company had foreign currency option contracts of approximately €50.8 million and £21.0 million.  As of March 31, 2013, the Company had foreign currency option contracts of approximately €50.2 million and £19.9 million.

In the three and six months ended September 30, 2013, an immaterial loss on cash flow hedges was recognized in net revenues in the condensed consolidated statement of operations, compared to realized gains of $1.2 million and $3.1 million for the three and six months periods in the prior year, respectively.  A loss of $2.0 million, net of tax, in accumulated other comprehensive income ("AOCI") as of September 30, 2013 is expected to be reclassified to net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The Company hedges expenditures denominated in Mexican Peso (“MX$”), which are designated as cash flow hedges and are accounted for under the hedge accounting provisions of the Derivatives and Hedging Topic of the FASB ASC.  The Company hedges a portion of the forecasted MX$ denominated expenditures with a cross-currency swap.  The effective portion of the hedge gain or loss is initially reported as a component of AOCI and subsequently reclassified into cost of revenues when the hedged exposure affects operations.  Any ineffective portion of related gains or losses is recorded in the condensed consolidated statements of operations immediately.  As of September 30, 2013 and March 31, 2013, the Company had foreign currency swap contracts of approximately MX$361.1 million and MX$325.4 million, respectively.

In the three and six months ended September 30, 2013 and 2012, there were no material realized gains or losses on MX$ cash flow hedges recognized in cost of revenues in the condensed consolidated statement of operations and there were no material gains or losses in AOCI as of September 30, 2013 to be recognized during the next 12 months due to the recognition of the hedged forecasted expenditures.

The following table summarizes the notional value of the Company’s outstanding MX$ cross-currency swaps and approximate USD Equivalent at September 30, 2013:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	$361,100	$27,500	Buy MX$	Monthly over	15 months

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

The fair value of derivative contracts was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Accrued Liabilities
	September 30,	March 31,	September 30,	March 31,
(in thousands)	2013	2013	2013	2013
Foreign exchange contracts designated as cash flow hedges	$70	$1,665	$2,443	$294

Effect of Designated Derivative Contracts on AOCI

The following table represents the balance of designated derivative contracts as of September 30, 2013 and March 31, 2013, and the pre-tax impact of designated derivative contracts on AOCI for the six months ended September 30, 2013:

(in thousands)	Gain (loss) included in AOCI as of March 31, 2013	Amount of gain (loss) recognized in AOCI (effective portion)	Amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	Gain (loss) included in AOCI as of September 30, 2013
Foreign exchange contracts designated as cash flow hedges	$1,371	$(3,646)	$98	$(2,373)

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts on results of operations recognized in gross profit in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(156)	$1,074	$98	$2,768

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in interest and other income (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Gain (loss) on foreign exchange contracts	$(1,266)	$(648)	$(1,193)	$819

13. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rate for the three and six months ended September 30, 2013 was 25.8% and 24.9%, respectively, compared to 25.5% and 26.0%, respectively, for the same periods in the prior year. The effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of September 30, 2013 and March 31, 2013 were unrecognized tax benefits of $11.8 million and $11.1 million, respectively, which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $1.9 million as of September 30, 2013 as compared to $2.0 million as of March 31, 2013.  No penalties have been accrued.

The Company is under examination by the Internal Revenue Service for its 2010 tax year and the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2007, except for the United Kingdom, which has been concluded for tax years prior to fiscal year 2012.

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

14. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share as described in the Earnings per Share Topic of the FASB ASC. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three and six month periods ending September 30, 2013 or 2012.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income	$23,138	$25,924	$50,091	$49,487

Denominator:
Weighted average common shares-basic	42,810	41,482	42,751	41,571
Dilutive effect of employee equity incentive plans	787	921	916	950
Weighted average common shares-diluted	43,597	42,403	43,667	42,521

Basic earnings per common share	$0.54	$0.62	$1.17	$1.19
Diluted earnings per common share	$0.53	$0.61	$1.15	$1.16

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	183	1,061	162	1,081

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

The following table presents net revenues by product group for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net revenues from unaffiliated customers:
Office and Contact Center	$139,945	$133,119	$291,128	$267,152
Mobile	42,685	33,305	84,309	69,462
Gaming and Computer Audio	8,156	7,797	14,607	14,586
Clarity	3,194	5,059	6,754	9,445
Total net revenues	$193,980	$179,280	$396,798	$360,645

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and six months ended September 30, 2013 and 2012. The following table presents net revenues by geography:

	Three Months Ended		Six Months Ended
	September 30,		September 30, 2013
(in thousands)	2013	2012	2013	2012
Net revenues from unaffiliated customers:
U.S.	$115,795	$107,513	$237,113	$211,591

Europe and Africa	43,094	38,951	87,479	80,527
Asia Pacific	23,280	19,839	47,160	43,418
Americas, excluding U.S.	11,811	12,977	25,046	25,109
Total international net revenues	78,185	71,767	159,685	149,054
Total net revenues	$193,980	$179,280	$396,798	$360,645

One customer, Ingram Micro, accounted for 10.1% and 10.3%, respectively of net revenues for the three and six months ended September 30, 2013. This customer also accounted for 10% of net revenues for the three months ended September 30, 2012. No customer accounted for 10% or more of net revenues for the six months ended September 30, 2012.

Ingram Micro also accounted for 11.7% and 10.3% of net accounts receivable in the condensed consolidated balance sheets at September 30, 2013 and March 31, 2013, respectively.

16. SUBSEQUENT EVENTS

On October 29, 2013, the Company's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock, payable on December 10, 2013 to stockholders of record at the close of business on November 20, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” "potential," “will,” “shall” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include statements regarding (i) the Unified Communications ("UC") markets, (ii) our long-term strategy to invest in UC, (iii) the future of UC technologies, including the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectation concerning our revenue opportunity from UC, (iv) our expectations regarding the slow long-term growth of the traditional office and contact center market and its correlation to gross domestic product in the United States and Western Europe, (v) the growth of UC in enterprises and the impact to our sales in the office and contact center market, (vi) our expectations for new product launches and new consumer product development efforts in fiscal year 2015 and beyond, (vii) the Mobile Bluetooth market and the stereo and mono product categories, (viii) our position in the Mobile Bluetooth market and the effect of our new products on our position in that market, (ix) our research and development strategy, including our investments in software development, (x) our expectations regarding our sales force and customer service operations, (xi) the maintenance of our reputation in the industry, (xii) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xiii) our future tax rate, (xiv) our anticipated capital expenditures for the remainder of fiscal year 2014 and the sufficiency of our cash, cash equivalents and cash from operations, (xv) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xvi) our ability to draw funds on our credit facility as needed, (xvii) future fluctuations in our cash provided by operating activities, (xviii) the timing for implementation of our new ERP system, and (xix) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship our products to approximately 60 countries through a network of distributors, value-add resellers ("VARs"), retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, and in some parts of the Asia Pacific region, particularly in China, Australia, Japan, and New Zealand, where use of our products is widespread.  Our distribution channels in other geographic regions are less mature, and while we primarily serve the contact center markets in those regions, we continue to expand into the office, mobile, and gaming and computer audio markets in those regions and other international locations.  Revenues from our retail channel are typically seasonal, with the December quarter (our third fiscal quarter) typically being the strongest.

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

The traditional office and contact center market ("Core OCC") is the most mature in which we participate. Given the migration to UC by corporations globally, we expect the market for headsets for non-UC enterprise applications to grow very slowly, if at all.  We believe the growth of UC will increase overall headset adoption in enterprise environments and we expect most of the growth in our Office and Contact Center ("OCC") category over the next five years to come from headsets designed for UC.

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

Total net revenues increased to $194.0 million in the second quarter growing 8% over the second quarter of the prior year. UC product revenues increased, growing by 22% over the prior-year quarter to $36.9 million and we believe our innovation and breakthroughs in contextual intelligence and other product features and enhancements spurred this growth. Our increased investments in research and development versus a year ago yielded increased functionality for UC endpoints and successful launches of new consumer products in key markets.  We also continued to invest in our global sales force in order to bring these and other products to the marketplace.

In the second quarter of our fiscal year 2014, our Bluetooth product portfolio included Voyager Legend and Marque in the mono Bluetooth category, and BackBeat GO 2 in the stereo Bluetooth category. These products led a strong performance across our Mobile Bluetooth portfolio in the quarter, allowing us to participate fully in market opportunities around the world. We anticipate that our planned investments in these categories will help position us to maintain share as opportunities in these markets continue to expand.

Integral to our core research and development have been investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed, and development of value-added software applications for business users. We believe these investments in software development will help us to differentiate our products and maintain long-term gross margins within our business model. We continue to strengthen our strategic partnerships with Unified Communications platform suppliers to ensure that our products remain compatible with all major platforms as UC usage becomes an essential part of a the enterprise communications landscape.

Looking forward, we continue to believe that UC is a key long-term driver of revenue and profit growth. We remain cautious about the macroeconomic environment and will monitor our expenditures accordingly; however, we will continue to invest strategically in our long-term growth opportunities. We will continue focusing on innovative product development through our core research and development efforts. We will also continue to grow our sales force and increase marketing and other customer service and support as we expand key strategic partnerships to market our UC products.  We believe we have an excellent position in the market and a well-deserved reputation for quality and service that we will continually strive to earn through ongoing investment and strong execution.

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

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands, except percentages)	2013		2012		2013		2012
Net revenues	$193,980	100.0%	$179,280	100.0%	$396,798	100.0%	$360,645	100.0%
Cost of revenues	94,366	48.6%	82,052	45.8%	191,552	48.3%	165,721	46.0%
Gross profit	99,614	51.4%	97,228	54.2%	205,246	51.7%	194,924	54.0%
Operating expenses:
Research, development, and engineering	20,447	10.5%	19,581	10.9%	41,310	10.4%	39,277	10.9%
Selling, general, and administrative	48,507	25.0%	43,130	24.1%	96,604	24.3%	89,034	24.7%
Restructuring and other related charges	(176)	(0.1)%	—	—%	547	0.1%	—	—%
Total operating expenses	68,778	35.5%	62,711	35.0%	138,461	34.9%	128,311	35.6%
Operating income	30,836	15.9%	34,517	19.3%	66,785	16.8%	66,613	18.5%
Interest and other income (expense), net	359	0.2%	275	0.2%	(127)	—%	287	0.1%
Income before income taxes	31,195	16.1%	34,792	19.4%	66,658	16.8%	66,900	18.6%
Income tax expense	8,057	4.2%	8,868	4.9%	16,567	4.2%	17,413	4.8%
Net income	$23,138	11.9%	$25,924	14.5%	$50,091	12.6%	$49,487	13.7%

NET REVENUES

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Net revenues from unaffiliated customers:
Office and Contact Center	$139,945	$133,119	$6,826	5.1%	$291,128	$267,152	$23,976	9.0%
Mobile	42,685	33,305	9,380	28.2%	84,309	69,462	14,847	21.4%
Gaming and Computer Audio	8,156	7,797	359	4.6%	14,607	14,586	21	0.1%
Clarity	3,194	5,059	(1,865)	(36.9)%	6,754	9,445	(2,691)	(28.5)%
Total net revenues	$193,980	$179,280	$14,700	8.2%	$396,798	$360,645	$36,153	10.0%

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

Net revenues increased in the second quarter of fiscal year 2014 over the same period a year ago as a result of higher Mobile revenues driven by a stronger product portfolio that was well received in the retail market, as well as from higher OCC revenues driven by growth in UC products. Revenues from our Clarity business have declined, largely as a result of funding weakness among public-sector services that distribute products for the hearing-impaired.

Net revenues increased in the six months ended September 30, 2013 over the same period a year ago primarily as a result of higher OCC revenues, driven by growth in both UC products and Core OCC products. Mobile revenues have also increased, driven by a stronger product portfolio that has been well-received in the retail market.

Geographic Information

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$115,795	$107,513	$8,282	7.7%	$237,113	$211,591	$25,522	12.1%
As a percentage of net revenues	59.7%	60.0%			59.8%	58.7%
Europe and Africa	43,094	38,951	4,143	10.6%	87,479	80,527	6,952	8.6%
Asia Pacific	23,280	19,839	3,441	17.3%	47,160	43,418	3,742	8.6%
Americas, excluding U.S.	11,811	12,977	(1,166)	(9.0)%	25,046	25,109	(63)	(0.3)%
Total international net revenues	78,185	71,767	6,418	8.9%	159,685	149,054	10,631	7.1%
As a percentage of net revenues	40.3%	40.0%			40.2%	41.3%
Total net revenues	$193,980	$179,280	$14,700	8.2%	$396,798	$360,645	$36,153	10.0%

U.S. net revenues increased in the three and six months ended September 30, 2013, as compared to the same periods in the prior year, due to growth in Mobile product revenue driven by a stronger product portfolio. U.S. OCC revenues also increased led by UC products, but also including growth in revenue from core OCC products.

In the three and six months ended September 30, 2013, international net revenues increased due primarily to significant growth in Mobile revenues in the APAC region and to a lesser extent the E&A region, driven by a stronger product portfolio as well as the effects of hands-free legislation in the People's Republic of China ("PRC"). OCC revenues also increased modestly, with growth in UC revenues partially offset by a decline in core OCC revenues.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Net revenues	$193,980	$179,280	$14,700	8.2%	$396,798	$360,645	$36,153	10.0%
Cost of revenues	94,366	82,052	12,314	15.0%	191,552	165,721	25,831	15.6%
Gross profit	$99,614	$97,228	$2,386	2.5%	$205,246	$194,924	$10,322	5.3%
Gross profit %	51.4%	54.2%			51.7%	54.0%

As a percentage of net revenues, gross profit decreased in the three and six months ended September 30, 2013 compared to the same periods a year ago due primarily to four drivers. First, revenues from Mobile products have grown faster than revenues from OCC products in both the three and six month periods ended September 30, 2013, with the result that Mobile products, which generally have lower gross margins than our OCC products, represent a higher proportion of our product mix than was the case a year ago. Second, we recorded a one-time lease charge of approximately $1.5 million for the six months ended September 30, 2013 when we exited the leased facilities in Tijuana, Mexico, representing the costs we would have otherwise continued to incur under the original lease terms. Third, within our OCC category or products, we are experiencing a shift in our product mix to a higher proportion of revenues from UC products, which generally have lower gross margins than our traditional OCC products. We expect this shift in product mix and associated impact on gross profit to continue as our revenues from UC products grow. Over the long term, we expect our gross profit percentage to range from 50% to 52%. Fourth, we recorded a provision for excess and obsolete inventory of $1.5 million in the second quarter of fiscal year 2014, which is higher than the $0.6 million we recorded in the prior year, and a combined provision for excess and obsolete inventory in the six months ended September 30, 2013 of $3.3 million, which is higher than the $0.9 million we recorded in the corresponding period a year ago.

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

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Research, development, and engineering	$20,447	$19,581	$866	4.4%	$41,310	$39,277	$2,033	5.2%
% of net revenues	10.5%	10.9%			10.4%	10.9%

During the three and six months ended September 30, 2013, research, development, and engineering expenses increased as compared to the same periods a year ago due primarily to an increase in our investment in software development and other capabilities related to UC product development. This investment consisted primarily of engineering headcount, resulting in increased compensation and other employee-related expenses.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including facilities, IT, human resources, and legal costs.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Selling, general, and administrative	$48,507	$43,130	$5,377	12.5%	$96,604	$89,034	$7,570	8.5%
% of net revenues	25.0%	24.1%			24.3%	24.7%

In the three months ended September 30, 2013, compared to the same period a year ago, selling, general, and administrative expenses increased, primarily as a result of increased compensation expense of $3.3 million, related to increased investment in our sales and marketing organizations to support the UC opportunity and growth in emerging markets. We also increased investment in marketing and promotional activities by $2.2 million compared to the prior year.

In the six months ended September 30, 2013, compared to the same period a year ago, selling, general and administrative expenses increased primarily as a result of higher compensation costs of $5.8 million primarily as a result of increased headcount in our field sales functions to support UC and growth in emerging markets, as well as increased investment in marketing and promotional activities of $3.0 million, partly offset by lower costs of legal and accounting services.

INTEREST AND OTHER INCOME (EXPENSE), NET

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Interest and other income (expense), net	$359	$275	$84	30.5%	$(127)	$287	(414)	(144.3)%
% of net revenues	0.2%	0.2%			—%	0.1%

Interest and other income (expense), net did not have a material impact on our financial statements for the three and six months ended September 30, 2013 or 2012.

INCOME TAX EXPENSE

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Income before income taxes	$31,195	$34,792	$(3,597)	(10.3)%	$66,658	$66,900	$(242)	(0.4)%
Income tax expense	8,057	8,868	(811)	(9.1)%	16,567	17,413	(846)	(4.9)%
Net income	$23,138	$25,924	$(2,786)	(10.7)%	$50,091	$49,487	$604	1.2%
Effective tax rate	25.8%	25.5%			24.9%	26.0%

The effective tax rate for the three and six months ended September 30, 2013 was 25.8% and 24.9%, respectively compared to 25.5% and 26.0%, in the same periods in the prior year. The higher effective tax rate for the three months ended September 30, 2013 compared to the same period in the prior year is due primarily to the smaller proportion of income in foreign jurisdictions taxed at lower rates, offset by the United States (“U.S.”) federal tax research credit benefit that was extended in December 2012 through December 2013 and was not available in the same period a year ago. The lower effective tax rate for the six months ended September 30, 2013 compared to the same period in the prior year is due primarily to the release of tax reserves from the expiration of certain statutes of limitations, an adjustment to transfer pricing, and the reinstatement of the U.S. federal tax research credit. Our effective tax rates differ from the statutory rate due to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes and other factors.  Our future tax rates could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

We are subject to taxation in various foreign and state jurisdictions including the U.S.  We are under examination by the Internal Revenue Service for its 2010 tax year and the California Franchise Tax Board for its 2007 and 2008 tax years.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal 2007, except for the United Kingdom, which has been concluded for tax years prior to fiscal year 2012.

NON-GAAP FINANCIAL MEASURES

To supplement our condensed consolidated financial statements presented on a GAAP basis, Plantronics uses non-GAAP measures of operating results, which are adjusted to exclude certain non-cash expenses and charges, such as stock-based compensation related to stock options, restricted stock and employee stock purchases, accelerated depreciation, lease termination charges, purchase accounting amortization, restructuring and other related charges, all net of the associated tax impact, tax benefits from the release of tax reserves, transfer pricing adjustments, and the impact of the retroactive reinstatement of the U.S. federal R&D tax credit. Plantronics does not believe these expenses, charges, and credits are reflective of ongoing operating results and are not part of our target operating model. The non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and the reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by Plantronics may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

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

The following tables reconcile gross profit, operating expenses, operating income, net income, income before taxes, tax expense, and diluted earnings per share for the periods presented (GAAP financial measures) to their equivalent non-GAAP financial measure counterpart for the periods presented.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
GAAP Gross profit	$99,614	$97,228	$205,246	$194,924
Stock-based compensation expense	638	526	1,173	1,122
Accelerated depreciation	41	318	261	442
Lease termination charges	1,126	—	1,388	—
Non-GAAP Gross profit	$101,419	$98,072	$208,068	$196,488
Non-GAAP Gross profit %	52.3%	54.7%	52.4%	54.5%

GAAP Research, development, and engineering	$20,447	$19,581	$41,310	$39,277
Stock-based compensation expense	(1,652)	(1,256)	(3,020)	(2,380)
Accelerated depreciation	(49)	(226)	(200)	(283)
Lease termination charges	(21)	—	(21)	—
Purchase accounting amortization	(50)	—	(100)	—
Non-GAAP Research, development, and engineering	$18,675	$18,099	$37,969	$36,614

GAAP Selling, general, and administrative	$48,507	$43,130	$96,604	$89,034
Stock-based compensation expense	(3,675)	(3,080)	(6,759)	(5,980)
Lease termination charges	(45)	—	(45)	—
Purchase accounting amortization	(35)	—	(106)	—
Non-GAAP Selling, general, and administrative	$44,752	$40,050	$89,694	$83,054

GAAP Operating expenses	$68,778	$62,711	$138,461	$128,311
Stock-based compensation expense	(5,327)	(4,336)	(9,779)	(8,360)
Accelerated depreciation	(49)	(226)	(200)	(283)
Lease termination charges	(66)	—	(66)	—
Purchase accounting amortization	(85)	—	(206)	—
Restructuring and other related charges	176	—	(547)	—
Non-GAAP Operating expenses	$63,427	$58,149	$127,663	$119,668

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
GAAP Operating income	$30,836		$34,517		$66,785		$66,613
Stock-based compensation expense	5,965		4,862		10,952		9,482
Accelerated depreciation	90		544		461		725
Lease termination charges	1,192		—		1,454		—
Purchase accounting amortization	85		—		206		—
Restructuring and other related charges	(176)		—		547		—
Non-GAAP Operating income	$37,992		$39,923		$80,405		$76,820

GAAP Income before income taxes	$31,195		$34,792		$66,658		$66,900
Stock-based compensation expense	5,965		4,862		10,952		9,482
Accelerated depreciation	90		544		461		725
Lease termination charges	1,192		—		1,454		—
Purchase accounting amortization	85		—		206		—
Restructuring and other related charges	(176)		—		547		—
Non-GAAP Income before income taxes	$38,351		$40,198		$80,278		$77,107

GAAP Income tax expense	$8,057		$8,868		$16,567		$17,413
Income tax effect of stock-based compensation expense	1,838		1,532		3,275		2,914
Income tax effect of accelerated depreciation	—		116		88		155
Income tax effect of lease termination charges	276		—		333		—
Income tax effect of purchase accounting amortization	24		—		61		—
Income tax effect of restructuring and other related charges	(66)		—		204		—
Tax benefit from the release of tax reserves & transfer pricing adjustments	226		—		1,161		—
Non-GAAP Income tax expense	$10,355		$10,516		$21,689		$20,482
Non-GAAP Income tax expense as a % of Non-GAAP Income before income taxes	27.0%		26.2%		27.0%		26.6%

GAAP Net income	$23,138		$25,924		$50,091		$49,487
Stock-based compensation expense	5,965		4,862		10,952		9,482
Accelerated depreciation	90		544		461		725
Lease termination charges	1,192		—		1,454		—
Purchase accounting amortization	85		—		206		—
Restructuring and other related charges	(176)		—		547		—
Income tax effect	(2,298)	(1)	(1,648)	(2)	(5,122)	(3)	(3,069)
Non-GAAP Net income	$27,996		$29,682		$58,589		$56,625

GAAP Diluted earnings per common share	$0.53		$0.61		$1.15		$1.16
Stock-based compensation expense	0.14		0.11		0.25		0.22
Accelerated depreciation	—		0.01		0.01		0.01
Lease termination costs	0.02		—		0.03		—
Restructuring and other related charges	—		—		0.02		—
Income tax effect	(0.05)		(0.03)		(0.12)		(0.06)
Non-GAAP Diluted earnings per common share	$0.64		$0.70		$1.34		$1.33

Shares used in diluted earnings per common share calculation	43,597		42,403		43,667		42,521

(1)
Excluded amount represents tax benefits from stock-based compensation, accelerated depreciation, lease termination charges, purchase accounting amortization, restructuring and other related charges, and the release of tax reserves.

(2)	Excluded amount represents tax benefits from stock-based compensation and accelerated depreciation.
(3)
Excluded amount represents tax benefits from stock-based compensation, accelerated depreciation, lease termination charges, purchase accounting amortization, restructuring and other related charges, the release of tax reserves, and transfer pricing adjustments.

FINANCIAL CONDITION

The table below provides a summary of our condensed consolidated cash flow information for the periods presented:

	Six Months Ended
	September 30,
(in thousands)	2013	2012	Change
Net cash provided by operating activities	$57,606	$60,024	$(2,418)
Net cash used for investing activities	(23,467)	(34,664)	11,197
Net cash used for financing activities	(17,724)	(25,582)	7,858
Effect of exchange rate changes on cash and cash equivalents	789	(1,184)	1,973
Net increase (decrease) in cash and cash equivalents	$17,204	$(1,406)	$18,610

Our primary source of liquidity is cash provided by operating activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

Operating Activities

Net cash provided by operating activities during the six months ended September 30, 2013 decreased from the prior year due to the following:

•	A net decrease in accounts payable resulting primarily due to timing of payments made during the second quarter of fiscal year 2014 compared with the same prior year quarter.

•	A net decrease in accrued liabilities resulting primarily from lower accruals for performance-based compensation in the first half of fiscal year 2014 than in the same prior year period..

•	A net decrease in income taxes payable due primarily to the timing of estimated tax payments made during the second quarter of fiscal year 2014.

•	A net increase in accounts receivable due primarily to timing of revenues earned during the second quarter of fiscal year 2014 compared with the same prior year quarter.

•	A net increase in inventory due primarily to timing of revenues earned during the second quarter of fiscal year 2014 compared with the same prior year quarter.

These decreases were partially offset by an increase in adjustments for non-cash charges; primarily deferred income taxes and higher reserve requirements for excess and obsolete inventories.

Investing Activities

Net cash used for investing activities during the six months ended September 30, 2013 decreased from the prior year due primarily to an increase in net proceeds from the sale and maturity of short-term investments, which was partially offset by an increase in net cash used for purchases of long-term investments and slightly higher capital expenditures.

For the remainder of fiscal year 2014, we expect to spend approximately $21.0 million to $25.0 million on capital expenditures for estimated total capital expenditures of $50.0 million for fiscal year 2014. The increase from fiscal year 2013 capital expenditures of $39.3 million is related to continued costs associated with the purchase and related construction of a new manufacturing facility in Mexico. We completed the required upgrades and moved into the new facility in the first half of fiscal year 2014. We will continue to incur costs related to the implementation of a new ERP system, which we expect to place in service at the start of our fiscal year 2015. The remainder of the anticipated capital expenditures for fiscal year 2014 consists primarily of building and leasehold improvements at our U.S. headquarters, other IT-related expenditures, and tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities during the six months ended September 30, 2013 decreased from the prior year due primarily to the following:

•	A decrease in repayments on our revolving line of credit

•	An increase in proceeds from employees' exercise of stock options

These decreases were partially offset by an increase in the level of common stock repurchases.

On October 29, 2013, we announced that our Board of Directors ("the Board") declared a cash dividend of $0.10 per share of our common stock, payable on December 10, 2013 to stockholders of record at the close of business on November 20, 2013.  We expect to continue paying a quarterly dividend of $0.10 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  At September 30, 2013, we had working capital of $486.9 million, including $359.1 million of cash, cash equivalents and short-term investments, compared with working capital of $463.0 million, including $345.4 million of cash, cash equivalents and short-term investments at March 31, 2013.

Our cash and cash equivalents as of September 30, 2013 consisted of bank deposits with third party financial institutions and mutual funds held as part of our deferred compensation plan.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of September 30, 2013, of our $359.1 million of cash, cash equivalents and short-term investments, $39.8 million is held domestically while $319.3 million is held by foreign subsidiaries. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to permanently reinvest our earnings from foreign operations and our current plans do not require us to repatriate our earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of September 30, 2013, our investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposit (“CDs”).

From time to time, our Board of Directors ("Board") has authorized plans under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the first six months of fiscal year 2014, we repurchased 607,033 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $27.3 million, with an average price of $44.99 per share. In addition, we withheld 94,748 shares with a total value of $4.4 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of September 30, 2013, there remained 274,874 shares authorized for repurchase under the stock repurchase program approved by the Board on August 6, 2012. For more information regarding our stock repurchase programs, refer to Note 10, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

In May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), as most recently amended in May 2013 to extend its term to May 2016 (as amended, "the Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit (the "line of credit") to augment our financial flexibility and, if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Any outstanding principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2016, and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of September 30, 2013, the Company had no outstanding borrowings under the line of credit. Loans under the Credit Agreement bear interest at our election (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and,

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

As of September 30, 2013, we were in compliance with these ratios by a substantial margin.

In addition, we and our subsidiaries are required to maintain, on a consolidated basis, unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. As of September 30, 2013, we were in compliance with all covenants under the line of credit.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take possession of and title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. Consigned inventory not consumed in the production process is returnable to our suppliers in accordance with the terms of our agreements with them. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses, including write-downs for excess and obsolete inventory, which, if material, could negatively affect our business and financial results. As of September 30, 2013 and March 31, 2013, we had off-balance sheet consigned inventories of $50.1 million and $31.3 million, respectively.

Unconditional Purchase Obligations

We utilize several outsourcing partners to manufacture sub-assemblies for our products. These outsourcing partners acquire components and build product based on demand information supplied by us, which typically covers periods up to 270 days. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of September 30, 2013, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $244.5 million.

Unrecognized Tax Benefits

As of September 30, 2013, long-term income taxes payable reported on our condensed consolidated balance sheet included unrecognized tax benefits and related interest of $11.8 million and $1.9 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, long-term income taxes payable on our condensed consolidated balance sheets includes these unrecognized tax benefits.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission ("SEC") on May 24, 2013.  There have been no changes to our critical accounting estimates during the six months ended September 30, 2013.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") and the SEC did not and are not expected by the Company to have a material impact on the Company's present or future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors.”

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	September 30, 2013	March 31, 2013
Cash and cash equivalents	$246.0	$228.8
Short-term investments	$113.1	$116.6
Long-term investments	$79.5	$80.3

As of September 30, 2013, our investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, Corporate Bonds and CDs.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the three and six months ended September 30, 2013 and 2012.

Interest rates were relatively unchanged in the three and six months ended September 30, 2013 compared to the same periods in the prior year. During the three and six month period ended September 30, 2013, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no interest expense from our revolving line of credit. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our results of operations.

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

We experienced immaterial net foreign currency gains and immaterial net foreign currency losses, respectively in the three and six months ended September 30, 2013 and immaterial net foreign currency gains and immaterial net foreign currency losses, respectively, in the three and six months ended September 30, 2012. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and the GBP in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP and AUD denominated cash, accounts receivable and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of September 30, 2013 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$21.6	$2.2	$(2.2)
GBP	Sell GBP	$4.2	$0.4	$(0.4)
AUD	Sell AUD	$4.3	$0.4	$(0.4)

Cash Flow Hedges

In the six months ended September 30, 2013, approximately 40.3% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of September 30, 2013, we had foreign currency put and call option contracts with notional amounts of approximately €50.8 million and £21.0 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $6.3 million or incur a loss of $8.3 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of September 30, 2013 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$102.8	$2.4	$(7.8)
Put options	$95.4	$3.9	$(0.5)

Collectively, our swap contracts hedge against a portion of our forecasted MX$ denominated expenditures. As of September 30, 2013, we had cross-currency swap contracts with notional amounts of approximately MX$361.1 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of September 30, 2013 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MX$	$27.5	$(2.8)	$2.7

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in connection with any investment in our stock.  Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general economic market and industry conditions.  Our business, financial condition, and results of operations could be materially adversely affected if any of the following risks occur.  Accordingly, the trading price of our stock could decline, and investors could lose all or part of their investment.

Adverse or uncertain economic conditions may materially adversely affect us.

Our operations and performance are dependent on worldwide economic conditions. Uncertainty regarding future economic conditions makes it challenging for us to forecast operating results, make business decisions, and identify the risks that may affect our business, including sources and uses of cash, financial condition, and results of operations. Global economic concerns, such as inconsistent regional economic growth, stagnation or contraction, including the moderate pace of economic growth in the United States, continuing pressure on economic growth in Europe, and uncertain growth prospects in the Asia Pacific region, have increased unpredictability for our business as consumers and businesses postpone or forego spending, resulting in, amongst other risks, reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, and customer and supplier bankruptcies.

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

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”), committing the U.S. government to significantly reduce the federal deficit over ten years. The BCA contains provisions commonly referred to as “sequestration”, which call for substantial, unspecified automatic spending cuts split between defense and non-defense programs that may continue for a period of ten years.  The sequestration cuts went into effect at the beginning of March 2013 and the impact of the spending reductions on our business have not been material to date, the potential future impact remains unclear. Likewise, the austerity measures previously implemented by various European governments have reduced, and may in the future further reduce, demand for our products directly by affected governmental agencies and by our customers who derive all or a portion of their revenues from these governmental agencies. Similarly, to the extent uncertainty regarding public debt limits or budget negotiations, particularly in the United States and Europe, have a destabilizing effect on spending by retail consumers, businesses or governmental agencies, sales of our products may decrease or be delayed. We cannot predict the impact of governmental spending reductions or budget or debt impasses on us or our customers or whether and to what extent our business and results of operations may be adversely harmed.

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

•
Our gross margins vary for a number of reasons, including customer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations. Moreover, there are significant variances in gross profit percentages between our higher and lower margin products such that small variations in product mix, which can be difficult to predict, can materially impact gross profit. Additionally, if we are unable to timely introduce new products within projected costs, product demand is less than anticipated, there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will decrease. Our gross margins also vary significantly by sales geography and customer type. When the mix of products sold shifts from higher margin product lines to lower margin product lines, to lower margin sales geographies, or to lower margin products within product lines, our overall gross margins and our profitability may be adversely affected and create unanticipated fluctuations in our operating results.

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

•
Increasingly, we are incorporating software features and functionalities into our products, offering firmware and software fixes, updates and upgrades electronically over the Internet and developing standalone software applications. As the nature and extent of software integration in our products increases or if sales of standalone software applications become more material to our revenues, the way we report our revenue related to our products could be significantly affected. For example, we are increasingly required to evaluate whether our revenue transactions include multiple deliverables and, as such, whether the revenue generated by each transaction should be recognized upon delivery, over a period of time or apportioned and recognized based on a combination of the two in light of all the facts and circumstances related to each transaction. Moreover, the software revenue recognition rules are complex and dynamic. If we fail to accurately apply these complex rules and policies to our business, we may incorrectly report revenues in one or more quarterly or annual periods. If this were to occur and the error were to be material, we may be required to restate our financial statements, which could materially, negatively impact our results for the affected periods, cause our stock price to decline, and result in securities class actions or other similar litigation.

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

Our OCC products represent our largest source of revenue; and we regard the market for headsets designed for UC as our greatest long-term opportunity in the OCC market. We believe that the implementation of UC technologies by large enterprises will be a significant long-term driver of enterprise UC headset adoption, and, as a result, a key long-term driver of revenue and profit growth. Accordingly, we continue to invest in the development of new products and to enhance existing products to be more appealing in functionality and design for the UC office market; however, we can give no assurance that significant growth in UC will occur or that we will be able to take advantage of any growth that does occur.

Our ability to realize our UC plans and to achieve the financial results projected to arise from UC adoption could be adversely affected by a number of factors, including the following:

•	As UC becomes more widely adopted, the risk that competitors will offer solutions that will effectively commoditize our headsets, which, in turn, will reduce the sales prices for our headsets.

•
Our plans are dependent upon the market success of major platform providers and strategic partners such as Microsoft Corporation, Cisco Systems, Inc., Avaya, Inc., Alcatel-Lucent, and IBM, and we have limited ability to influence the functionality of their platforms and product offerings, their rate of deployment, and their willingness to integrate their platforms and product offerings with our solutions.

•	The development of UC solutions is technically complex and may delay or limit our ability to introduce solutions that are cost effective, feature-rich, stable, and attractive to our customers.

•
Our development of UC solutions is dependent on our ability to implement and execute new and different processes in connection with the design, development, and manufacturing of complex electronic systems composed of hardware, firmware, and software that must work in a wide variety of environments and with multiple devices, which may increase the risk of development delays or errors or require the hiring of new personnel or third party contractors at increased cost.

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

Because the major providers of UC software utilize complex and proprietary platforms in which our UC products are integrated, it is necessary to expand our technical support capabilities. This expansion will result in additional expenses to hire and train personnel and develop the infrastructure necessary to adequately serve our UC customers. Our support expenditures may substantially increase over time as these platforms evolve and as UC becomes more commonly adopted.

If our investments and strategic focus on UC do not generate incremental revenue, our business, financial condition, and results of operations could be materially adversely affected.

Our reliance on third party suppliers and the failure of such suppliers to provide quality components or services in a timely manner could adversely affect our results of operations.

Our growth and ability to meet customer demand depends in part on our ability to timely obtain sufficient quantities of raw materials, components such as silicon chips and chip-sets, sub-assemblies, and other products (“components or materials”) of acceptable quality from our suppliers. We buy raw components and materials from a variety of suppliers and assemble them into finished products. In addition, certain components and materials and key portions of our product lines are manufactured for us by original design manufacturers and contract manufacturers ("ODMs"). The cost, quality, and availability of the services, components and materials these ODMS and third parties supply are essential to our success and our reliance on these ODMs and third parties involves significant risks, including the following:

•
Inflexibility to timely respond to changes specific to us or our industry. For instance, rapid increases in production levels to meet unanticipated product demand could result in higher costs for components or materials, increased expenditures for expedited freight delivery, higher overtime costs and other expenses, and decreases in manufacturing yields, any of which can reduce our profit margins.

•
We obtain certain raw components and materials from specific suppliers and ODMs, including a majority of our Bluetooth products from GoerTek, Inc. Financial instability of a supplier may necessitate a transition to alternative suppliers, which could increase our costs and delay product deliveries. Additionally, suppliers and ODMs may choose to discontinue supplying raw materials or manufacturing components, subassemblies or all or a portion of our products for a variety of reasons, which may (i) be difficult, time-consuming, or costly to replace, (ii) force us to redesign or end of life certain products, or (iii) render us unable to meet customer demand. Consequently, if one or more suppliers or ODMs is unable or unwilling to meet our demand, delivery, or price requirements, our business and operating results in all or a portion of our product lines could be materially adversely affected in the event it is difficult, costly, or time-consuming to identify and ramp-up alternative ODMs.

•
Periodically, we purchase large quantities of components or materials being discontinued by our suppliers as part of a last-time buy strategy. For example, we have made last-time purchases in excess of our short-term needs, which are included in inventory and used over a period of several years. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and write down to the lower of cost or market value the excess and obsolete inventory, which may have an adverse effect on our results of operations.

•
Although we generally use standard raw components and materials for our products, the high development costs associated with existing and emerging wireless and other technologies frequently require us to work with a single source of components or materials on particular products. We, or any of our suppliers, may experience challenges in designing, developing, and manufacturing components or materials using these new technologies, which could affect our ability to meet market demand.

•
In order to accommodate the lead times requirements of our suppliers, we obtain certain raw components or materials from certain suppliers in advance based on our projections of demand, we may be unable to react quickly to changes in demand, potentially resulting in either (i) excess inventories of such components or materials, or (ii) product shortages. Lead times are particularly long for silicon-based components incorporating radio frequency and digital signal processing technologies and such components make up an increasingly larger portion of our product costs.  In particular, many consumer product orders have shorter lead times than component lead times, making it increasingly necessary to carry more inventory in anticipation of future orders, which may not materialize.  Failure to synchronize the timing of purchases of components or materials and other products to meet demand could increase our inventories or decrease our revenues and could materially adversely affect our business, financial condition, and results of operations.

•
Prices for commodities may rise based on demands from within our industry and other industries with which we compete for components or materials. Additionally, if our suppliers experience increased demand or shortages, it could affect the timeliness of deliveries to us and our customers. Any such shortages or further increases in prices could materially adversely affect our business, financial condition, and results of operations.

•
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional requirements in Europe could affect the sourcing and availability of metals used in the manufacture of a limited number of parts contained in our products. For example, the implementation of these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may be unable to conclusively verify the origins for all metals used in our products. We may suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, we will incur additional costs associated with compliance with these disclosure requirements, including time-consuming and costly efforts to determine the source of any conflict minerals used in our products.

If we fail to forecast demand for our products or successfully match production to demand, we may lose business, incur adverse purchase commitment charges, both of which would negatively affect our gross margins.

Our industry is characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short-term customer commitments and changes in demand. Production levels are forecasted based on anticipated and actual demand for our products. Actual demand depends on many factors, which makes it difficult to forecast. It is particularly difficult to make accurate forecasts because of the uncertainties inherent in global and regional economies. Significant unanticipated fluctuations in product supply or demand could cause operating problems. For example, if forecasted demand does not develop, we could have excess inventory and capacity.  We have experienced differences between actual and forecasted demand in the past and expect differences to arise in the future.

We will lose opportunities to increase revenues and profits, may incur penalties for late delivery, and may be unable to later sell the excess inventory if we are unable to timely deliver products to meet the market window of our retail customers. Conversely, over-estimating demand could result in higher inventories of finished products, components or materials. For example, because our retail business has pronounced seasonality, we typically build inventory well in advance of the December quarter to stock up for the anticipated demand.  If estimated demand fails to convert into actual sales, we may have to write off some or all of our inventories of excess products, unusable components and materials.

We purchase certain materials from third party suppliers and utilize several outsourcing partners to manufacture sub-assemblies for our products. These suppliers and outsourcing partners deliver materials or acquire components and build products based on demand information we periodically provide to them, typically covering periods of up to 270 days. Consistent with industry practice, we acquire materials and components through a combination of purchase orders, supplier contracts, and open orders. Because our markets are competitive and subject to rapid technology and price changes, there exists a risk that we will forecast inaccurately and thereby order or produce excess or insufficient quantities of components, or that we may not fully utilize materials or components subject to firm purchase commitments, resulting in adverse purchase commitment charges.

From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our products or cause customers to defer or stop purchasing our products until new products become available. Additionally, the announcement of new products may incite customers to increase purchases of successful legacy products as part of a last-time buy strategy, thereby increasing sales in the short-term while decreasing future sales by delaying adoption of new products. These risks increase the difficulty of accurately forecasting demand for discontinued products as well as new products. Accordingly, we must effectively manage inventory levels to have an adequate supply of the new product and avoid retention of excess legacy product; however, we must also concurrently maintain sufficient levels of older product inventory to support continued sales during the transition. Our failure to effectively manage transitions from old to new products could result in inventory obsolescence, and/or loss of revenue and associated gross profit, which may further result in one or more material adverse effects on our revenues and profitability.

Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

Prices of certain components and materials may rise depending upon global market conditions.

We have experienced, and expect to continue to experience, volatility in costs from our suppliers, particularly in light of the price fluctuations of oil, gold, copper and other components and materials in the U.S. and around the world, which could negatively affect our profitability or market share. If we are unable to pass cost increases on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition, and results of operations may be materially and adversely affected.

We have strong competitors and expect to face additional competition in the future. If we are unable to compete effectively, our results of operations may be adversely affected.

All of the markets in which we sell our products are intensely competitive and market leadership has the potential to change as a result of new product introductions and designs as well as pricing. We face pressure on our selling prices, sales terms and conditions, and in connection with product performance and functionality. Also, aggressive industry pricing practices may result in downward pressure on margins.

Currently, our primary competitor is GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate with whom we experience price competition in the OCC and consumer markets. We are also experiencing competition from consumer electronics companies that currently manufacture and sell mobile phones or computer peripheral equipment. These competitors generally are larger, offer broader product lines, may integrate their products with communications headset devices and adapters manufactured by them or others, offer products containing bases that are incompatible with our headset tops, and have substantially greater financial, marketing, and other resources.

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with GN's Jabra brand, Motorola, Samsung, Aliph's Jawbone brand, BlueAnt Wireless, Nokia, Bose, and Sony Ericsson, among many others.  Many of these competitors have substantially greater resources than us, and each of them has established market positions. In the OCC and UC markets, our principle competitors are GN, Logitech, Sennheiser Communications and VXI. In the gaming market our primary competitors are Turtle Beach, Logitech and Razer. For the computer audio market, our primary competitor is Logitech.  In mobile entertainment, our primary competitors are Motorola, Jabra, and LG.

We are facing additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products including products modeled on or direct copies of our products. These competitors offer very low cost products, which results in market pricing pressure. If market prices are substantially reduced by these or other competitors, our business, financial condition, or results of operations could be materially adversely affected.

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

We also compete in the consumer market for the sale of our mobile, gaming, entertainment, computer audio, and Clarity products.  The consumer market is highly competitive, characterized by relatively rapid product obsolescence, and we are at increased risk of market share loss if we do not have the right products available at the right time to meet consumer needs.  In addition, some of our competitors have significant brand recognition, thereby creating barriers to entry or making market share increases difficult and costly. Moreover, price-based competition is typical and can result in significant losses and excess inventory.

If we are unable to stimulate growth in our business or if our expenditures to stimulate demand do not generate incremental profit, our business could suffer.  In addition, failure to effectively market our products could lead to lower and more volatile revenue and earnings, excess inventory, and the inability to recover associated development costs, any of which could also have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The markets for our consumer products are volatile and failure to compete successfully in one or more of these markets may have an adverse effect on our financial condition.

The markets for our consumer products, which consist primarily of Bluetooth headsets, gaming, and entertainment and computer audio headsets, are highly competitive and present many significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

•
The global market for mono Bluetooth headsets is shrinking, which is at least partially attributable to increasing integration of Bluetooth systems into automobiles. The market for stereo Bluetooth headsets is growing rapidly, although it is dominated by lifestyle brands which we do not offer. Our market share has been and is significantly larger in the mono market than in the stereo market and it remains unclear whether we will be able to sufficiently increase share in the stereo market to continue growing in the overall market for Bluetooth headsets.

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

•
Difficulties achieving or maintaining sufficient gross margin and uncertainties forecasting demand for the variety of Bluetooth headsets, gaming, entertainment and computer audio headsets, and new products generally within this category for which relevant data is incomplete or unavailable.

•	Competition may increase more than we expect and result in product pricing pressures.

Failure to compete successfully in one or more markets for our consumer products may have an adverse effect on our business, results of operations, and financial condition.

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

The market for our products is characterized by rapidly changing technology, evolving industry standards, short product life cycles, and frequent new product introductions by us, our competitors and partners, including mobile phone and software application developers. As a result, we must continually introduce new products and technologies and enhance or adapt existing products to work with a wider variety of new and existing devices and applications in order to maintain customer satisfaction and remain competitive.

The technology used in our products is evolving more rapidly now than in the past and we anticipate that this trend will continue. Historically, new products primarily offered stylistic changes and quality improvements rather than significant new technologies. Our increasing reliance and focus on the UC market has resulted in a growing portion of our products that integrate complex, state-of-the-art technology, increasing the risks associated with new product ramp-up, including product performance and defects in the early stages of production. In addition, our participation in the consumer market requires us to rapidly and frequently adopt new technology and changing market trends; thus, our consumer products experience shorter lifecycles. We believe this is particularly true for our newer emerging technology products in the mobile, gaming, entertainment and computer audio, residential, and certain parts of the office markets.  In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality, while historically our focus was limited to audio products.

Office phones have begun to incorporate Bluetooth functionality, which has opened the market to consumer Bluetooth headsets and reduced the demand for our traditional office telephony headsets and adapters resulting in lost revenue, lower margins, or both. Moreover, the increasing adoption of wireless headsets has also resulted in increased development costs associated with the introduction of new wireless standards and more frequent changes in those standards and capabilities as compared to wired technologies. If sales and margins on our traditional corded and cordless products decline and we are unable to successfully design, develop, and market alternatives at historically comparable margins, our revenue and profits may decrease.

In addition, innovative technologies such as UC have moved the platform for certain of our products from closed proprietary systems to open platforms such as the PC. In turn, the PC has become more open as a result of technologies such as cloud computing and trends toward more open source software code development. As a result, the risk that current and potential competitors could enter our markets and commoditize our products by offering similar products has increased.

The success of our products depends on several factors, including our ability to timely and correctly:

•	Anticipate technology and market trends

•	Develop innovative new products and enhancements

•	Distinguish our products from those of our competitors

•	Create industrial designs that appeal to our customers and end-users

•	Manufacture and deliver high-quality products in sufficient volumes at acceptable margins

•	Price our products competitively

•	Hire and retain qualified personnel in the highly competitive software development field

•	Provide technical product support to our customers

•	Leverage new and existing channel partners effectively

If we are unable to develop, manufacture, market, and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, including changing fashion trends and styles, it will materially adversely affect our business, financial condition, and results of operations.  Furthermore, as we develop new generations of products more quickly, we expect that the pace of product obsolescence will increase.  The disposition of inventories of excess or obsolete products may result in reductions to our operating margins and materially adversely affect our earnings and results of operations.

We have significant foreign manufacturing operations and rely on third party manufacturers located outside the U.S., and a significant amount of our revenues are generated internationally, which subjects our business to risks of international operations.

We have a manufacturing facility in Tijuana, Mexico. We also have suppliers and other vendors throughout Asia, including GoerTek, Inc., located in Weifang, China, which is the manufacturer of the majority of our Bluetooth products. We furthermore generate a significant amount of our revenues from foreign customers.

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

The above-listed or other inherent risks of international operations could materially adversely affect our business, financial condition, and results of operations.

We sell our products through various distribution channels that can be volatile, and failure to establish and maintain successful relationships with our channel partners could materially adversely affect our business, financial condition, or results of operations. In addition, bankruptcies or financial difficulties of our customers may impact our business.

We sell substantially all of our products through distributors, retailers, OEMs, and telephony service providers. Effectively managing these relationships and avoiding channel conflicts is challenging. Our existing relationships with these parties are generally not exclusive and can be terminated by us or them without cause on short notice. In the future, we may be unable to retain or attract a sufficient number of qualified distributors, retailers, OEMs, and telephony service providers. These customers also sell or may sell products offered by our competitors. To the extent that our competitors offer these customers more favorable terms or more compelling products, they may decline to carry, de-emphasize, or discontinue carrying our products. Further, such customers may not recommend or may stop recommending our products. Moreover, our OEMs may elect to manufacture their own products that are similar to ours. The inability to establish or maintain successful relationships with distributors, OEMs, retailers, and telephony service providers or to expand our distribution channels could materially adversely affect our business, financial condition, or results of operations.

Additionally, our customers suffer from their own financial and economic challenges. For example, in fiscal year 2012, the bankruptcy of one customer negatively impacted our operating income by $1.2 million. If global or regional economic conditions deteriorate, more customers may become insolvent and it is impossible to reliably determine if additional bankruptcies will occur.

As a result of the evolution of our consumer business, our customer mix is changing, and certain retailers, OEMs, and wireless carriers are more significant.  Our reliance on certain large channel partners could increase the volatility of our revenues and earnings. In particular, we have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations of their purchasing activities over time.  If we are unable to correctly anticipate the quantities and timing of their purchase requirements, our revenues may be adversely affected, or we may be left holding large volumes of inventory that cannot be sold to other customers.

Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management's time from our business.

Our success depends in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of non-disclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed to customers. The process of seeking intellectual property protection can be lengthy, expensive, and uncertain. For example, patents may not be issued in response to our applications, and any patents that may be issued may be invalidated, circumvented, or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. Furthermore, we may be countersued by an actual or alleged infringer if we attempt to enforce our intellectual property rights, which may materially increase our costs, divert management attention, and result in injunctive or financial damages being awarded against us. In addition, the intellectual property rights granted may not provide us competitive advantages or be adequate to safeguard and maintain our rights. Moreover, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. If it is not feasible or possible to obtain, enforce, or protect our intellectual property rights, it could materially adversely affect our business, financial condition, and results of operations.

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

We cannot guarantee we will continue to repurchase our common stock pursuant to stock repurchase programs or that we will declare future dividend payments at historic rates or at all. The repurchase of our common stock and the payment of dividends may not achieve our objectives or may result in negative side effects.

Since May 2011, we have repurchased in excess of 9 million shares of our common stock through multiple share repurchase programs authorized by our Board of Directors. In addition, we continue to operate under a 1,000,000 share repurchase program approved in August 2012. Moreover, our Board of Directors has declared quarterly dividends of $0.10 per share since May 2012 and $0.05 per share prior to May 2012.

Any determination to pay cash dividends at recent rates or at all, or any authorization to repurchase shares of our common stock under share repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all laws and applicable agreements. Additionally, there can be no assurance that the quantities of stock repurchased will continue at recent historical levels or at all, or that our stock repurchase programs or dividend declarations will have a beneficial impact on our stock price. The timing of our stock repurchases varies with fluctuations in the trading price of our common stock such that at any particular time, our domestic cash flow from operations has been, and in the future may be, insufficient to fully cover our stock repurchases and support our working capital needs, causing us to borrow to support our repurchases or other activities. Although we currently have sufficient reserves in our international entities to fund our existing and any future stock repurchase programs, repatriating all or a portion of our foreign cash would likely result in material tax obligations.

We have previously drawn funds and expect to continue drawing funds under our Credit Agreement from time to time, which amounts bear interest. Moreover, the Credit Agreement contains affirmative and negative covenants with which we must comply. These restrictions apply regardless of whether any loans are outstanding and could adversely impact how we operate our business, our operating results, and dividend declarations, which, in turn, may negatively impact our stock price. In addition, as we borrow additional funds under the Credit Agreement, we may be required to increase the borrowing limit under the Credit Agreement or seek additional sources of credit. Given current credit markets, there is no assurance that if we were to seek additional credit, it would be available when needed or if it is available, the cost or terms and conditions would be acceptable.

We are subject to various regulatory requirements, and changes in such regulatory requirements may adversely impact our gross margins as we comply with such changes, reduce our ability to generate revenues if we are unable to comply, or decrease demand for our products if the actual or perceived quality of our products are negatively impacted.

Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. For example, certain of our OCC products must meet certain standards to work with local phone systems. Certain of our wireless products must work within existing frequency ranges permitted in various jurisdictions. Moreover, competition for limited radio frequency bandwidth as a result of an increasing number of wireless products by us, our competitors, and other third party product manufacturers increases the risk of interference or diminished product performance. In particular, the effort by a third party manufacturer of wireless devices to release a product in the U.S. that operates in the unlicensed 903-928 megahertz radio frequency range using significantly higher power than the power used by the wireless products of us and many other users in the unlicensed radio frequency range may cause our wireless products to experience interference which, if material, may harm our reputation and adversely affect our sales.

As regulations and local laws change and competition increases, we must modify our products to address those changes. Regulatory restrictions and competition may increase the costs to design, manufacture, and sell our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along. Compliance with regulatory restrictions and bandwidth limitations may impact the actual or perceived technical quality and capabilities of our products, reducing their marketability. In addition, if the products we supply to various jurisdictions or which are conveyed by customers or merchants into unauthorized jurisdictions fail to comply with the applicable local or regional regulations, our products might interfere with the proper operation of other devices, and we or consumers purchasing our products may be responsible for the damages that our products cause; thereby causing us to alter the performance of our products, pay substantial monetary damages or penalties, cause harm to our reputation, or cause us to suffer other adverse consequences.

We are exposed to potential lawsuits alleging defects in our products and/or other claims related to the use of our products.

The sales of our products expose us to the risk of product liability, including hearing loss claims. These claims have in the past been asserted against us. None of the previously resolved claims have materially affected our business, financial condition, or results of operations. Nevertheless, there is no guarantee that similar claims may materially negatively impact our business or result in substantial damages, or both, in the future.

Additionally, our mobile headsets are used with mobile telephones and there has been public controversy over whether the radio frequency emissions from mobile phones are harmful to users of mobile phones. We are unaware of any conclusive proof of any health hazard from the use of mobile phones, but research in this area continues. We have tested our headsets through independent laboratories and have found that use of our corded headsets reduces radio frequency emissions at the user's head to virtually zero and our Bluetooth and other wireless headsets emit significantly less powerful radio frequency emissions than mobile phones; however, if research establishes a health hazard from the use of mobile phones or public controversy grows even in the absence of conclusive research findings, the likelihood of litigation against us may increase.  Likewise, should research establish a link between radio frequency emissions and corded or wireless headsets or should we become a party to litigation claiming such a link and public concern in this area grows, demand for our corded or wireless headsets could be reduced creating a material adverse effect on our financial results.

There is also continuing public controversy over the use of mobile phones by operators of motor vehicles. While we believe that our products enhance driver safety by permitting a motor vehicle operator to generally keep both hands free to operate the vehicle, there is no certainty that this is the case, and we may be subject to claims arising from allegations that use of a mobile phone and headset contributed to a motor vehicle accident.

We maintain product liability insurance and general liability insurance in amounts we believe sufficient to cover any claims, including those described above; however, the coverage provided under the policies could be unavailable or insufficient to cover the full amount of any one or more claims. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition, and results of operations.

Our stock price may be volatile and the value of an investment in Plantronics stock could be diminished.

The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•
Uncertain economic conditions, including the length and scope of the recovery from the domestic and global recession, slowing economic growth in Asia, inflationary pressures, and a potential decline in investor confidence in the market place

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

As a result of past acquisitions, including an immaterial acquisition in the quarter ended September 30, 2012, we have $16.3 million of goodwill and other intangible assets on our consolidated balance sheet as of September 30, 2013.  It is impossible at this time to determine if any future impairment charge would result or, if it does, whether such charge related to these assets would be material. If such a charge is necessary, it may have a material adverse effect our financial results.

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

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the second quarter of fiscal year 2014:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
June 30, 2013 to July 27, 2013	43,203	[3]	$44.95	42,400	604,039
July 28, 2013 to August 31, 2013	218,828	[4]	$44.51	212,408	391,631
September 1, 2013 to September 28, 2013	117,080	[5]	$44.44	116,757	274,874

[1]	On August 6, 2012, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

[2]	"Average Price Paid per Share" reflects open market repurchases of common stock only.

[3]	Includes 803 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[4]	Includes 6,420 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[5]	Includes 323 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[6]	These shares reflect the available shares authorized for repurchase under the August 6, 2012 program.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Employment Agreement dated as of September 13, 2013 between Registrant and Philip Vanhoutte.					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

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

PLANTRONICS, INC.

Date:	October 29, 2013	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer