Form 10-Q
period 2013-12-28
PLANTRONICS INC /CA/
filed 2014-01-27
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

or

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

As of January 25, 2014, 42,998,159 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$235,534	$228,776
Short-term investments	86,397	116,581
Accounts receivable, net	133,379	128,209
Inventory, net	66,569	67,435
Deferred tax assets	14,351	10,120
Other current assets	16,875	15,369
Total current assets	553,105	566,490
Long-term investments	106,800	80,261
Property, plant, and equipment, net	124,933	99,111
Goodwill and purchased intangibles, net	16,215	16,440
Other assets	2,317	2,303
Total assets	$803,370	$764,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,728	$37,067
Accrued liabilities	66,615	66,419
Total current liabilities	93,343	103,486
Deferred tax liabilities	2,024	1,742
Long-term income taxes payable	13,460	12,005
Other long-term liabilities	2,295	925
Total liabilities	111,122	118,158
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	768	757
Additional paid-in capital	652,503	612,283
Accumulated other comprehensive income	1,773	5,567
Retained earnings	99,713	28,344
Total stockholders' equity before treasury stock	754,757	646,951
Less: Treasury stock, at cost	(62,509)	(504)
Total stockholders' equity	692,248	646,447
Total liabilities and stockholders' equity	$803,370	$764,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net revenues	$212,739	$197,402	$609,537	$558,047
Cost of revenues	102,412	95,238	293,964	260,959
Gross profit	110,327	102,164	315,573	297,088
Operating expenses:
Research, development, and engineering	21,018	20,248	62,328	59,525
Selling, general, and administrative	51,467	45,442	148,071	134,476
Restructuring and other related charges	—	1,868	547	1,868
Total operating expenses	72,485	67,558	210,946	195,869
Operating income	37,842	34,606	104,627	101,219
Interest and other income, net	186	177	59	464
Income before income taxes	38,028	34,783	104,686	101,683
Income tax expense	3,645	6,577	20,212	23,990
Net income	$34,383	$28,206	$84,474	$77,693

Earnings per common share:
Basic	$0.81	$0.68	$1.98	$1.87
Diluted	$0.80	$0.66	$1.94	$1.82

Shares used in computing earnings per common share:
Basic	42,441	41,745	42,647	41,629
Diluted	43,228	42,618	43,554	42,579

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$34,383	$28,206	$84,474	$77,693
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(73)	61	(114)	(58)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(218)	(944)	(3,794)	590
Net (gains) losses reclassified into income for revenue hedges	114	(262)	258	(3,281)
Net (gains) losses reclassified into income for cost of revenue hedges	63	(399)	(176)	(109)
Net unrealized losses on cash flow hedges	(41)	(1,605)	(3,712)	(2,800)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	(1)	(33)	5	25
Other comprehensive loss	(115)	$(1,577)	(3,821)	$(2,833)
Comprehensive income	$34,268	$26,629	$80,653	$74,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,474	$77,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,671	12,104
Stock-based compensation	16,996	14,173
Provision for excess and obsolete inventories	4,419	1,306
Deferred income taxes	530	(1,030)
Excess tax benefit from stock-based compensation	(4,434)	(930)
Other operating activities	1,345	1,639
Changes in assets and liabilities:
Accounts receivable, net	(6,539)	(1,215)
Inventory, net	(3,135)	(13,943)
Current and other assets	826	(4,928)
Accounts payable	(10,339)	1,723
Accrued liabilities	1,388	3,840
Income taxes	(5,080)	2,822
Cash provided by operating activities	92,122	93,254
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	89,682	38,078
Proceeds from maturities of investments	95,210	117,665
Purchase of investments	(181,836)	(188,062)
Acquisitions, net of cash acquired	—	(1,926)
Capital expenditures	(37,657)	(29,378)
Cash used for investing activities	(34,601)	(63,623)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(56,754)	(23,626)
Proceeds from issuances under stock-based compensation plans	19,599	13,091
Employees' tax withheld and paid for restricted stock and restricted stock units	(6,014)	(2,848)
Proceeds from revolving line of credit	—	18,000
Repayments of revolving line of credit	—	(35,000)
Payment of cash dividends	(13,105)	(12,756)
Excess tax benefit from stock-based compensation	4,434	930
Cash used for financing activities	(51,840)	(42,209)
Effect of exchange rate changes on cash and cash equivalents	1,077	(101)
Net increase (decrease) in cash and cash equivalents	6,758	(12,679)
Cash and cash equivalents at beginning of period	228,776	209,335
Cash and cash equivalents at end of period	$235,534	$196,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Plantronics, Inc. (“Plantronics” or "the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements have been prepared on a basis consistent with the Company's March 31, 2013 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which was filed with the SEC on May 24, 2013.  The results of operations for the interim period ended December 31, 2013 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on March 29, 2014 and consists of 52 weeks. The Company's prior fiscal year ended on March 30, 2013 and also consisted of 52 weeks.  The Company’s results of operations for the three and nine months ended December 28, 2013 and December 29, 2012 both contain 13 and 39 weeks, respectively. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

Out of Period Corrections of Immaterial Errors

During the third quarter of fiscal 2014, the Company identified immaterial out of period errors related to its estimated warranty obligation and return material authorization ("RMA") reserves, the correction of which decreased its cost of revenues by approximately $2.4 million and increased net income by approximately $2.1 million. The Company recorded these corrections in the quarter ended December 31, 2013 because the errors were not material, either individually or in the aggregate, to any of the prior reporting periods. In addition, the Company expects the cumulative amount of these adjustments, both individually and in the aggregate, will not be material for the fiscal year ending March 31, 2014.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") and the SEC did not and are not expected by the Company to have a material impact on the Company's present or future consolidated financial statements.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following table represents the Company’s cash, cash equivalents, and investments as of December 31, 2013 and March 31, 2013:

(in thousands)	December 31, 2013				March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$225,310	$—	$—	$225,310	$118,881	$—	$—	$118,881
Cash equivalents	10,223	1	—	10,224	109,895	—	—	109,895
Total cash and cash equivalents	$235,533	$1	$—	$235,534	$228,776	$—	$—	$228,776

Short-term investments (due in 1 year or less):
U.S. Treasury Bills and Government Agency Securities	$19,227	$6	$(1)	$19,232	$66,092	$18	$(3)	$66,107
Commercial paper	43,792	13	—	43,805	15,670	9	—	15,679
Corporate bonds	22,353	6	(2)	22,357	34,766	31	(2)	34,795
Certificates of deposit ("CDs")	1,002	1	—	1,003	—	—	—	—
Total short-term investments	$86,374	$26	$(3)	$86,397	$116,528	$58	$(5)	$116,581

Long-term investments (due in 1 to 3 years):
U.S. Treasury Bills and Government Agency Securities	$36,929	$23	$(14)	$36,938	$55,317	$42	$(1)	$55,358
Corporate bonds	69,772	116	(26)	69,862	23,878	23	(3)	23,898
CDs	—	—	—	—	1,002	3	—	1,005
Total long-term investments	$106,701	$139	$(40)	$106,800	$80,197	$68	$(4)	$80,261

Total cash, cash equivalents and investments	$428,608	$166	$(43)	$428,731	$425,501	$126	$(9)	$425,618

As of December 31, 2013 and March 31, 2013, all of the Company’s investments are classified as available-for-sale securities.  The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments.

The Company did not incur any material realized or unrealized net gains or losses in the three and nine months ended December 31, 2013 and 2012.

4. FAIR VALUE MEASUREMENTS

The following tables present the Company’s cash and financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2013 and March 31, 2013.

Fair Values as of December 31, 2013:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$225,310	$—	$225,310
Mutual funds	1,227	—	1,227
Commercial paper	—	8,997	8,997
Short-term investments:
Government Agency Securities	—	19,232	19,232
Commercial paper	—	43,805	43,805
Corporate bonds	—	22,357	22,357
CDs	—	1,003	1,003
Long-term investments:
Government Agency Securities	—	36,938	36,938
Corporate bonds	—	69,862	69,862
Other current assets:
Derivative assets	—	967	967
Total assets measured at fair value	$226,537	$203,161	$429,698

Accrued liabilities:
Derivative liabilities	$—	$3,841	$3,841

Fair Values as of March 31, 2013:

(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$118,881	$—	$118,881
U.S. Treasury Bills	104,995	—	104,995
Commercial paper	—	4,900	4,900
Short-term investments:
U.S. Treasury Bills and Government Agency Securities	7,243	58,864	66,107
Commercial paper	—	15,679	15,679
Corporate bonds	—	34,795	34,795
Long-term investments:
U.S. Treasury Bills and Government Agency Securities	22,904	32,454	55,358
Corporate bonds	—	23,898	23,898
CDs	—	1,005	1,005
Other current assets:
Derivative assets	—	1,665	1,665
Total assets measured at fair value	$254,023	$173,260	$427,283

Accrued liabilities:
Derivative liabilities	$3	$291	$294

There were no transfers between fair value measurement levels during the three and nine months ended December 31, 2013 and 2012.

Refer to Note 12, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of December 31, 2013 and March 31, 2013.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, CDs, and derivative foreign currency call and put option contracts and cross-currency swaps. The fair value of Level 2 investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads, and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value. The fair value of Level 2 derivative foreign currency contracts is determined using pricing models that use observable market inputs.

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	December 31,	March 31,
(in thousands)	2013	2013
Accounts receivable	$159,317	$151,250
Provisions for returns	(8,912)	(8,957)
Provisions for promotions, rebates, and other	(16,814)	(13,675)
Provisions for doubtful accounts and sales allowances	(212)	(409)
Accounts receivable, net	$133,379	$128,209

Inventory, net:

	December 31,	March 31,
(in thousands)	2013	2013
Raw materials	$34,258	$28,743
Work in process	432	82
Finished goods	31,879	38,610
Inventory, net	$66,569	$67,435

Accrued Liabilities:

	December 31,	March 31,
(in thousands)	2013	2013
Employee compensation and benefits	$31,779	$29,796
Warranty obligation	7,963	13,410
Accrued advertising, sales, and marketing	4,847	3,735
Accrued other	22,026	19,478
Accrued liabilities	$66,615	$66,419

The Company's warranty obligation is included as a component of accrued liabilities in the condensed consolidated balance sheets. Changes in the warranty obligation during the nine months ended December 31, 2013 were as follows:

	Nine Months Ended	Nine Months Ended
(in thousands)	December 31, 2013	December 31, 2012
Warranty obligation at beginning of period	$13,410	$13,346
Correction of immaterial prior period error (2)	(5,042)	—
Warranty provision relating to products shipped	6,851	11,856
Deductions for warranty claims processed	(7,256)	(12,147)
Warranty obligation at end of period	$7,963	$13,055
(2)Refer to Note 1, Basis of Presentation, for details about the prior period error corrected in the quarter ended December 31, 2013.

6. GOODWILL

Goodwill as of December 31, 2013 and March 31, 2013 was $15.5 million, net of accumulated impairment of $54.6 million.

7. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company contracts with several outsourcing partners to manufacture sub-assemblies for the Company’s products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 270 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2013, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $215.7 million.

Other Guarantees and Obligations

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to the Company's conduct of business and tax matters prior to the sale. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various triggering events relating to the sale and use of its products and services.  In addition, the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the condensed consolidated financial statements.

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. sued Plantronics, Inc. in the U.S. District Court for the District of Delaware, alleging violations of the Sherman Act, the Clayton Act, and Delaware common law. In its complaint, GN specifically alleges four causes of action: monopolization, attempted monopolization, concerted action in restraint of trade, and tortious interference with business relations. GN claims that the Company dominates the market for headsets sold into contact centers in the United States and that a critical channel for sales of headsets to contact centers is through a limited network of specialized independent distributors (“SIDs”). GN asserts that the Company attracts SIDs through exclusive distributor agreements and alleges that the use of these agreements is illegal. The Company denies each of the allegations in the complaint and is vigorously defending itself. Given the preliminary nature of the case, the Company is unable to estimate an amount or range of any reasonably possible losses resulting from these allegations.

In addition, the Company is involved in various legal proceedings arising in the normal course of conducting business. For such legal proceedings, where applicable, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to the Company's financial condition, results of operations, or cash flows. With respect to proceedings for which no accrual has been made, the Company is not able to estimate an amount or range of any reasonably possible additional losses because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings. However, based upon the Company's historical experience, the resolution of these proceedings is not expected to have a material effect on the Company's financial condition, results of operations or cash flows. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings.

8. CREDIT AGREEMENT

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on January 27, 2014 to extend its term to May 9, 2017 (as amended, "the Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("line of credit") and, if requested by the Company, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million. As of December 31, 2013 and March 31, 2013, the Company had no outstanding borrowings under the line of credit.

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

Principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2017. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of LIBOR loans.

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

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions, and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at December 31, 2013.

9. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012
Cost of revenues	$686	$507	$1,859	$1,629

Research, development and engineering	1,688	1,336	4,708	3,715
Selling, general and administrative	3,669	2,848	10,429	8,829
Stock-based compensation included in operating expenses	5,357	4,184	15,137	12,544
Total stock-based compensation	6,043	4,691	16,996	14,173
Income tax benefit	(1,788)	(1,342)	(5,063)	(4,256)
Total stock-based compensation, net of tax	$4,255	$3,349	$11,933	$9,917

Stock Options

The following is a summary of the Company’s stock option activity during the nine months ended December 31, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2013	2,415	$27.96
Options granted	297	$44.75
Options exercised	(702)	$24.27
Options forfeited or expired	(13)	$33.28
Outstanding at December 31, 2013	1,997	$31.71	4.2	$29,100
Vested and expected to vest at December 31, 2013	1,952	$31.52	4.1	$28,834
Exercisable at December 31, 2013	1,364	$28.40	3.4	$24,373

The total intrinsic value of options exercised during the nine months ended December 31, 2013 and 2012 was $15.1 million and $5.1 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the nine months ended December 31, 2013 was $17.0 million, net of taxes.

As of December 31, 2013, total unrecognized compensation cost related to unvested stock options was $5.8 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during the nine months ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2013	1,025	$33.34
Restricted stock granted	570	$46.09
Restricted stock vested	(373)	$33.09
Restricted stock forfeited	(36)	$37.07
Non-vested at December 31, 2013	1,186	$39.43

The weighted average grant-date fair value of awards of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the nine months ended December 31, 2013 and 2012 was $46.09 and $32.13, respectively. The total fair value of restricted stock that vested during the nine months ended December 31, 2013 and 2012 was $12.3 million and $6.5 million, respectively.

As of December 31, 2013, total unrecognized compensation cost related to unvested restricted stock was $31.8 million, which is expected to be recognized over a weighted average period of 2.2 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Stock Options	2013	2012	2013	2012
Expected volatility	30.1%	41.2%	32.2%	41.8%
Risk-free interest rate	1.1%	0.6%	0.9%	0.6%
Expected dividend yield	0.9%	1.2%	0.9%	1.2%
Expected life (in years)	4.2	4.3	4.2	4.3
Weighted-average grant date fair value	$10.15	$10.10	$11.15	$10.31
ESPP (1)
Expected volatility			24.9%	38.4%
Risk-free interest rate			0.1%	0.1%
Expected dividend yield			0.9%	1.1%
Expected life (in years)			0.5	0.5
Weighted-average grant date fair value			$9.58	$8.95
(1) No purchase rights were granted under the ESPP during the three months ended December 31, 2013 or 2012.

10. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors ("Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board authorized programs during the nine months ended December 31, 2013 and 2012 are discussed below. As of December 31, 2013, there remained 600,000 shares authorized for repurchase under the program approved by the Board on November 11, 2013 and there were no remaining shares authorized under previously approved programs.

Open Market Repurchases

In the nine months ended December 31, 2013 and 2012, the Company repurchased 1,281,907 shares and 743,818 shares, respectively, of its common stock in the open market for a total cost of $56.8 million and $23.6 million, respectively, and at an average price per share of $44.27 and $31.76, respectively.

In addition, the Company withheld shares valued at $6.0 million and $2.8 million in the nine months ended December 31, 2013, and 2012, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants and did not represent an expense to the Company.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	December 31, 2013	March 31, 2013
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(2,335)	$1,349
Accumulated foreign currency translation adjustments	4,017	4,131
Accumulated unrealized gain on investments	91	87
Accumulated other comprehensive income	$1,773	$5,567
(1)Refer to Note 12, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of December 31, 2013 and March 31, 2013.

12. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss due to credit risk that it would incur if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of December 31, 2013.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between Plantronics and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2013, the Company has International Swaps and Derivatives Association (ISDA) agreements with three applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities within the Company's consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of December 31, 2013 and March 31, 2013, no cash collateral had been received or pledged related to these derivative instruments.

Refer to Note 4, Fair Value Measurements, for disclosure of the Company's fair value hierarchy for its derivative instruments and Note 11, Accumulated Other Comprehensive Income, for further discussion.

Non-Designated Hedges

As of December 31, 2013, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), and Australian Dollars ("AUD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at December 31, 2013:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€24,000	$33,045	Sell EUR	1 month
GBP		£1,300	$2,144	Sell GBP	1 month
AUD	A$	3,350	$2,971	Sell AUD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in interest and other income, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012
Gain (loss) on foreign exchange contracts	$(372)	$(618)	$(1,564)	$202

Cash Flow Hedges

On a monthly basis, the Company enters into option contracts with a one-year term.  The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. The Company does not purchase options for trading purposes.  As of December 31, 2013, the Company had foreign currency option contracts of approximately €53.4 million and £22.2 million.  As of March 31, 2013, the Company had foreign currency option contracts of approximately €50.2 million and £19.9 million. A loss of $2.4 million, net of tax, in accumulated other comprehensive income ("AOCI") as of December 31, 2013 is expected to be reclassified to net revenues during the next 12 months due to the recognition of the hedged forecasted sales.

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap.  There were no material gains or losses in AOCI as of December 31, 2013 expected to be reclassified into cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures. As of December 31, 2013 and March 31, 2013, the Company had foreign currency swap contracts of approximately MXN278.4 million and MXN325.4 million, respectively.

The following table summarizes the notional value of the Company’s outstanding MXN cross-currency swaps and approximate USD Equivalent at December 31, 2013:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	278,350	$21,060	Buy MXN	Monthly over	12 months

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Gain (loss) included in AOCI as of beginning of period	$(2,373)	$717	$1,371	$1,937

Amount of gain (loss) recognized in OCI (effective portion)	(222)	(961)	(3,869)	587

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	(116)	266	(262)	3,329
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	(64)	404	179	109
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	(180)	670	(83)	3,438

Loss included in AOCI as of end of period	$(2,415)	$(914)	$(2,415)	$(914)

13. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rate for the three and nine months ended December 31, 2013 was 9.6% and 19.3%, respectively, compared to 18.9% and 23.6%, respectively, for the same periods in the prior year. The effective tax rates differ from the statutory rate due primarily to the generation of a foreign tax credit carryover, changes in Mexican tax law that resulted in the reversal of a valuation allowance, a first time tax deduction for qualifying domestic production activities that were not in the same period a year ago, and a larger proportion of income in foreign jurisdictions taxed at lower rates.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of December 31, 2013 and March 31, 2013 were unrecognized tax benefits of $12.7 million and $11.1 million, respectively, which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $1.8 million as of December 31, 2013 as compared to $2.0 million as of March 31, 2013.  No penalties have been accrued.

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

14. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share as described in the Earnings per Share Topic of the FASB ASC. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three and nine month periods ending December 31, 2013 or 2012.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income	$34,383	$28,206	$84,474	$77,693

Denominator:
Weighted average common shares-basic	42,441	41,745	42,647	41,629
Dilutive effect of employee equity incentive plans	787	873	907	950
Weighted average common shares-diluted	43,228	42,618	43,554	42,579

Basic earnings per common share	$0.81	$0.68	$1.98	$1.87
Diluted earnings per common share	$0.80	$0.66	$1.94	$1.82

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	268	1,210	173	1,125

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

The following table presents net revenues by product group for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012
Net revenues from unaffiliated customers:
Office and Contact Center	$146,636	$139,449	$437,764	$406,601
Mobile	52,804	44,138	137,113	113,600
Gaming and Computer Audio	9,360	9,024	23,967	23,610
Clarity	3,939	4,791	10,693	14,236
Total net revenues	$212,739	$197,402	$609,537	$558,047

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and nine months ended December 31, 2013 and 2012. The following table presents net revenues by geography:

	Three Months Ended		Nine Months Ended
	December 31,		December 31, 2013
(in thousands)	2013	2012	2013	2012
Net revenues from unaffiliated customers:
U.S.	$113,042	$111,847	$350,155	$323,438

Europe and Africa	58,997	51,095	146,476	131,622
Asia Pacific	25,917	20,637	73,077	64,055
Americas, excluding U.S.	14,783	13,823	39,829	38,932
Total international net revenues	99,697	85,555	259,382	234,609
Total net revenues	$212,739	$197,402	$609,537	$558,047

No customer accounted for more than 10% of net revenues for the three and nine months ended December 31, 2013. One customer, Ingram Micro, accounted for 10% of net revenues for the three months ended December 31, 2012. No customer accounted for 10% or more of net revenues for the nine months ended December 31, 2012.

Ingram Micro also accounted for 10.5% and 10.3% of net accounts receivable at December 31, 2013 and March 31, 2013, respectively.

16. SUBSEQUENT EVENTS

On January 27, 2014, the Company's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock, payable on March 10, 2014 to stockholders of record at the close of business on February 20, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  Forward-looking statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” "potential," “will,” “shall” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include statements regarding (i) the Unified Communications ("UC") markets, (ii) our long-term strategy to invest in UC, (iii) the future of UC technologies, including the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectation concerning our revenue opportunity from UC, (iv) our expectations regarding the slow long-term growth of the traditional office and contact center market and its correlation to gross domestic product in the United States and Western Europe, (v) the growth of UC in enterprises and the impact to our sales in the office and contact center market, (vi) our expectations for new product launches and new consumer product development efforts in fiscal year 2015 and beyond, (vii) the Mobile Bluetooth market and the stereo and mono product categories, (viii) our position in the Mobile Bluetooth market and the effect of our new products on our position in that market, (ix) our research and development strategy, including our investments in software development, (x) our expectations regarding our sales force and customer service operations, (xi) the maintenance of our reputation in the industry, (xii) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xiii) our future tax rate, (xiv) our anticipated capital expenditures for the remainder of fiscal year 2014 and the sufficiency of our cash, cash equivalents and cash from operations to sustain future operations, (xv) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xvi) our ability to draw funds on our credit facility as needed, (xvii) future fluctuations in our cash provided by operating activities, (xviii) the timing for implementation of our new ERP system, and (xix) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in the section entitled “Risk Factors” herein and other documents filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship our products to approximately 60 countries through a network of distributors, value-add resellers ("VARs"), retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, and in some parts of the Asia Pacific region, particularly in China, Australia, Japan, and New Zealand.  Our distribution channels in other geographic regions are less mature, and while we primarily serve the contact center markets in those regions, we continue to expand into the office, mobile, and gaming and computer audio markets in those regions and other international locations.  Revenues from our retail channel are typically seasonal, with the December quarter (our third fiscal quarter) typically being the strongest.

We believe UC represents our key long-term driver of revenue and profit growth, and it continues to be our primary focus area. Business communications are being transformed from voice-centric systems supported by traditional PBX infrastructure to communication systems that are fully integrated with voice, video, and data and are supported by feature-rich UC software. With this transformation, the requirement for a traditional headset used only for voice communications continues to evolve into a device that delivers contextual intelligence, providing the ability to reach people using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how they can be reached. Our portfolio of UC solutions combines hardware with advanced sensor technology and capitalizes on contextual intelligence, addressing the needs of the constantly changing business environments and evolving work styles to make connecting easier, and by sharing presence information to convey user availability and other contextual information. We believe UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration, and we believe our solutions with Simply Smarter Communications® technology will be an important part of the UC environment.

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

Our priorities for fiscal year 2014 are to deliver profitable growth in Unified Communications and all other areas of our business, extend our brand, expand our consumer reach, scale for growth, and optimize the culture. To execute on the first two priorities, our operating plan for the fiscal year included significant new investments in our global sales force and research and development capabilities, which have largely occurred. To expand our consumer reach, our fiscal year 2014 product development roadmap included expected launches of new products targeted toward the fastest-growing segments of the consumer headset market, as well as development efforts for more new consumer products to be launched in fiscal year 2015 and beyond. We are making major capital investments in order to scale for growth.

Total net revenues increased to $212.7 million in the third quarter of fiscal 2014, growing 7.8% over the third quarter of the prior year. UC product revenues increased, growing by 20% over the prior-year quarter to $43.2 million, and we believe our innovation and breakthroughs in contextual intelligence and other product features and enhancements spurred this growth. Our increased investments in research and development versus a year ago yielded increased functionality for UC endpoints and successful launches of new consumer products in key markets.  We also continued to invest in our global sales force in order to bring these and other products to the marketplace.

In the third quarter of fiscal year 2014, our Bluetooth product portfolio included Voyager Legend and Marque in the mono Bluetooth category, and BackBeat GO 2 in the stereo Bluetooth category. These products led a strong performance across our Mobile Bluetooth portfolio in the quarter, allowing us to participate fully in market opportunities around the world. We anticipate that our planned investments in these categories will help position us to maintain share as opportunities in these markets continue to expand.

Integral to our core research and development have been investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed, and development of value-added software applications for business users. We believe these investments in software development will help us to differentiate our products and maintain long-term gross margins within our business model. We continue to strengthen our strategic partnerships with Unified Communications platform suppliers to maintain compatibility of our products with all major platforms as UC usage becomes an essential part of a the enterprise communications landscape.

Looking forward to fiscal 2015, we continue to believe that UC is a key long-term driver of revenue and profit growth. We remain cautious about the macroeconomic environment but note the general improvement in the worldwide economy. We will continue to invest prudently in our long-term growth opportunities. We will continue focusing on innovative product development through our core research and development efforts. We will also continue to grow our sales force and increase marketing and other customer service and support as we expand key strategic partnerships to market our UC products.  We believe we have an excellent position in the market and a well-deserved reputation for quality and service that we will continually strive to earn through ongoing investment and strong execution.

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

	Three Months Ended December 31,				Nine Months Ended December 31,
(in thousands, except percentages)	2013		2012		2013		2012
Net revenues	$212,739	100.0%	$197,402	100.0%	$609,537	100.0%	$558,047	100.0%
Cost of revenues	102,412	48.1%	95,238	48.2%	293,964	48.2%	260,959	46.8%
Gross profit	110,327	51.9%	102,164	51.8%	315,573	51.8%	297,088	53.2%
Operating expenses:
Research, development, and engineering	21,018	9.9%	20,248	10.3%	62,328	10.2%	59,525	10.7%
Selling, general, and administrative	51,467	24.2%	45,442	23.0%	148,071	24.3%	134,476	24.1%
Restructuring and other related charges	—	—%	1,868	0.9%	547	0.1%	1,868	0.3%
Total operating expenses	72,485	34.1%	67,558	34.2%	210,946	34.6%	195,869	35.1%
Operating income	37,842	17.8%	34,606	17.5%	104,627	17.2%	101,219	18.1%
Interest and other income, net	186	0.1%	177	0.1%	59	—%	464	0.1%
Income before income taxes	38,028	17.9%	34,783	17.6%	104,686	17.2%	101,683	18.2%
Income tax expense	3,645	1.7%	6,577	3.3%	20,212	3.3%	23,990	4.3%
Net income	$34,383	16.2%	$28,206	14.3%	$84,474	13.9%	$77,693	13.9%

NET REVENUES

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Net revenues from unaffiliated customers:
Office and Contact Center	$146,636	$139,449	$7,187	5.2%	$437,764	$406,601	$31,163	7.7%
Mobile	52,804	44,138	8,666	19.6%	137,113	113,600	23,513	20.7%
Gaming and Computer Audio	9,360	9,024	336	3.7%	23,967	23,610	357	1.5%
Clarity	3,939	4,791	(852)	(17.8)%	10,693	14,236	(3,543)	(24.9)%
Total net revenues	$212,739	$197,402	$15,337	7.8%	$609,537	$558,047	$51,490	9.2%

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

Net revenues increased in the third quarter of fiscal year 2014 over the same period a year ago due primarily to higher Mobile revenues, driven by a stronger product portfolio that was well received in the retail market. We also continued to see increased demand for Mobile products in our Asia Pacific ("APAC") region resulting from hands-free legislation in the People's Republic of China ("PRC"), which was introduced into law in January 2013. In addition, OCC revenues increased due to growth in UC product sales. Revenues from our Clarity business have declined, largely as a result of funding weakness among public-sector services that distribute products for the hearing-impaired.

Net revenues increased in the nine months ended December 31, 2013 over the same period a year ago primarily as a result of higher OCC revenues, driven by 30% year on year growth in UC product sales and to a smaller extent, growth in Core OCC product sales. Mobile revenues also increased, resulting from the same factors discussed above for the three-month period. Growth in these areas was partially offset by declines in revenues from our Clarity product line, due to the same reasons discussed above.

Geographic Information

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$113,042	$111,847	$1,195	1.1%	$350,155	$323,438	$26,717	8.3%
As a percentage of net revenues	53.1%	56.7%			57.4%	58.0%
Europe and Africa	58,997	51,095	7,902	15.5%	146,476	131,622	14,854	11.3%
Asia Pacific	25,917	20,637	5,280	25.6%	73,077	64,055	9,022	14.1%
Americas, excluding U.S.	14,783	13,823	960	6.9%	39,829	38,932	897	2.3%
Total international net revenues	99,697	85,555	14,142	16.5%	259,382	234,609	24,773	10.6%
As a percentage of net revenues	46.9%	43.3%			42.6%	42.0%
Total net revenues	$212,739	$197,402	$15,337	7.8%	$609,537	$558,047	$51,490	9.2%

Compared to the same period in the prior year, U.S. net revenues increased in the three months ended December 31, 2013 due to growth in Mobile product revenue, driven by a stronger product portfolio. OCC revenues dropped in the U.S., with a modest increase in UC product sales more than offset by a decline in revenues from Core OCC products.

U.S. net revenues increased in the nine months ended December 31, 2013, as compared to the same period in the prior year, due mainly to growth in OCC product revenue driven by strong growth in UC product sales and to a lesser extent, growth in revenues from Core OCC products. U.S. Mobile revenues also increased, driven by a stronger product portfolio.

In the three months ended December 31, 2013, international net revenues increased due primarily to significant growth in OCC revenues in the Europe and Africa ("E&A") region and to a lesser extent, the APAC region, driven by 65% year over year growth in UC product sales. In addition, we experienced modest growth in revenues from Core OCC products, primarily in our E&A region.

In the nine months ended December 31, 2013, international net revenues increased due to growth in both OCC and Mobile product sales. Within OCC, the increase was concentrated in our E&A region, driven by strong growth in sales of UC products and a modest increase in revenues from our Core OCC products. Within Mobile, we continued to see increased demand for Mobile products in our APAC region resulting from the hands-free legislation in the PRC. We also experienced strong growth in Mobile product sales in our E&A region, driven by our improved product portfolio.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Net revenues	$212,739	$197,402	$15,337	7.8%	$609,537	$558,047	$51,490	9.2%
Cost of revenues	102,412	95,238	7,174	7.5%	293,964	260,959	33,005	12.6%
Gross profit	$110,327	$102,164	$8,163	8.0%	$315,573	$297,088	$18,485	6.2%
Gross profit %	51.9%	51.8%			51.8%	53.2%

In the quarter ended December 31, 2013, gross profit as a percentage of net revenues was relatively consistent compared to the year-ago quarter. During the current quarter, we identified immaterial out of period errors related to our estimated warranty obligation and return material authorization (“RMA”) reserves, the correction of which favorably impacted our gross profit as a percentage of net revenues by 130 basis points. Without this one-time correction, our gross profit as a percentage of net revenues would have been 50.6%, which is within our expected range of long-term gross profit percentages. Excluding the effect of this adjustment, the decrease over the same prior year quarter is driven primarily by the shift in product mix and higher charges for excess and obsolete inventory. For more information regarding this adjustment, refer to Note 1, Basis of Presentation, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

During the nine months ended December 31, 2013, gross profit as a percentage of net revenues declined over the same prior year period due to three primary drivers. First, revenues from Mobile products have grown faster than revenues from OCC products, with the result that Mobile products, which generally have lower gross margins than our OCC products, represent a higher proportion of our product mix than was the case a year ago. Second, we are experiencing a shift in our OCC product mix to a higher proportion of revenues from UC products, which generally have lower gross margins than our Core OCC products. We expect this shift in product mix and associated impact on gross profit to continue as our revenues from UC products grow. Over the long term, we expect our gross profit percentage to range from 50% to 52%. Third, we recorded a $4.4 million provision for excess and obsolete inventory during the nine months ended December 31, 2013, which is higher than the $1.3 million we recorded in the same prior year period.

There are significant variances in gross profit percentages between our higher and lower margin products; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  Gross profit may also vary based on distribution channel, return rates, and other factors.

RESEARCH, DEVELOPMENT, AND ENGINEERING

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, travel expenses, depreciation, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Research, development, and engineering	$21,018	$20,248	$770	3.8%	$62,328	$59,525	$2,803	4.7%
% of net revenues	9.9%	10.3%			10.2%	10.7%

During the three and nine months ended December 31, 2013, research, development, and engineering expenses increased as compared to the same periods a year ago due primarily to an increase in our investment in software development and other capabilities related to UC product development. This investment consisted primarily of engineering headcount, resulting in increased compensation and other employee-related expenses.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Selling, general, and administrative	$51,467	$45,442	$6,025	13.3%	$148,071	$134,476	$13,595	10.1%
% of net revenues	24.2%	23.0%			24.3%	24.1%

Compared to the same period a year ago, selling, general, and administrative expenses increased in the three months ended December 31, 2013 due primarily to increased compensation expense of $3.3 million, related to increased investment in our sales and marketing organizations to support the UC opportunity and growth in emerging markets. We also increased our investment in marketing and promotional activities by $2.0 million compared to the prior year quarter.

In the nine months ended December 31, 2013, selling, general and administrative expenses increased over the same prior year period primarily from higher compensation costs of $9.1 million, resulting largely from increased headcount in our field sales functions to support UC and growth in emerging markets, as well as increased investments in marketing and promotional activities of $3.7 million.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2013	2012	(Decrease)		2013	2012	(Decrease)
Income before income taxes	$38,028	$34,783	$3,245	9.3%	$104,686	$101,683	$3,003	3.0%
Income tax expense	3,645	6,577	(2,932)	(44.6)%	20,212	23,990	(3,778)	(15.7)%
Net income	$34,383	$28,206	$6,177	21.9%	$84,474	$77,693	$6,781	8.7%
Effective tax rate	9.6%	18.9%			19.3%	23.6%

The Company's effective tax rate for the three and nine months ended December 31, 2013 was 9.6% and 19.3%, respectively, compared to 18.9% and 23.6% in the same prior year periods. The lower effective tax rate for the three and nine months ended December 31, 2013 compared to the same period in the prior year is due primarily to the generation of a foreign tax credit carryover, changes in Mexican tax law that resulted in the reversal of a valuation allowance, and a deduction for qualifying domestic production activities that were not in the same period a year ago. Our future tax rates could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimates of future taxable income which could result in a valuation allowance being required.

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

NON-GAAP FINANCIAL MEASURES

To supplement our condensed consolidated financial statements presented on a GAAP basis, we use non-GAAP measures of operating results, which are adjusted to exclude certain non-cash expenses and charges from non-GAAP operating income, non-GAAP operating margin and non-GAAP diluted EPS, including stock-based compensation related to stock options, restricted stock and employee stock purchases made under our employee stock purchase plan, purchase accounting amortization, accelerated depreciation, and early lease termination charges, all net of the associated tax impact, tax benefits from the release of tax reserves, transfer pricing, tax deduction and tax credit adjustments, and the impact tax law changes.  We exclude these expenses from our non-GAAP measures primarily because Plantronics’ management does not believe they are part of our target operating model.  We believe that the use of non-GAAP financial measures provides meaningful supplemental information regarding our performance and liquidity and helps investors compare actual results with our long-term target operating model goals.  We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods; however, non-GAAP financial measures are not meant to be considered in isolation or as a substitute for, or superior to, gross margin, operating income, operating margin, net income or EPS prepared in accordance with GAAP.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
GAAP Gross profit	$110,327	$102,164	$315,573	$297,088
Stock-based compensation expense	686	507	1,859	1,629
Accelerated depreciation	—	318	261	760
Lease termination charges	—	—	1,388	—
Non-GAAP Gross profit	$111,013	$102,989	$319,081	$299,477
Non-GAAP Gross profit %	52.2%	52.2%	52.3%	53.7%

GAAP Research, development and engineering	$21,018	$20,248	$62,328	$59,525
Stock-based compensation expense	(1,688)	(1,336)	(4,708)	(3,716)
Accelerated depreciation	—	(223)	(200)	(506)
Lease termination charges	—	—	(21)	—
Purchase accounting amortization	(50)	—	(150)	—
Non-GAAP Research, development and engineering	$19,280	$18,689	$57,249	$55,303

GAAP Selling, general and administrative	$51,467	$45,442	$148,071	$134,476
Stock-based compensation expense	(3,669)	(2,849)	(10,428)	(8,829)
Lease termination charges	—	—	(45)	—
Purchase accounting amortization	—	—	(106)	—
Non-GAAP Selling, general and administrative	$47,798	$42,593	$137,492	$125,647

GAAP Operating expenses	$72,485	$67,558	$210,946	$195,869
Stock-based compensation expense	(5,357)	(4,185)	(15,136)	(12,545)
Accelerated depreciation	—	(223)	(200)	(506)
Lease termination charges	—	—	(66)	—
Purchase accounting amortization	(50)	—	(256)	—
Restructuring and other related charges	—	(1,868)	(547)	(1,868)
Non-GAAP Operating expenses	$67,078	$61,282	$194,741	$180,950

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2013		2012		2013		2012
GAAP Operating income	$37,842		$34,606		$104,627		$101,219
Stock-based compensation expense	6,043		4,692		16,995		14,174
Accelerated depreciation	—		541		461		1,266
Lease termination charges	—		—		1,454		—
Purchase accounting amortization	50		—		256		—
Restructuring and other related charges	—		1,868		547		1,868
Non-GAAP Operating income	$43,935		$41,707		$124,340		$118,527

GAAP Income before income taxes	$38,028		$34,783		$104,686		$101,683
Stock-based compensation expense	6,043		4,692		16,995		14,174
Accelerated depreciation	—		541		461		1,266
Lease termination charges	—		—		1,454		—
Purchase accounting amortization	50		—		256		—
Restructuring and other related charges	—		1,868		547		1,868
Non-GAAP Income before income taxes	$44,121		$41,884		$124,399		$118,991

GAAP Income tax expense	$3,645		$6,577		$20,212		$23,990
Income tax effect of above items	1,799		2,066		5,760		5,135
Income tax effect of unusual tax items	5,621		2,071		6,782		2,071
Non-GAAP Income tax expense	$11,065		$10,714		$32,754		$31,196
Non-GAAP Income tax expense as a % of Non-GAAP Income before income taxes	25.1%		25.6%		26.3%		26.2%

GAAP Net income	$34,383		$28,206		$84,474		$77,693
Stock-based compensation expense	6,043		4,692		16,995		14,174
Accelerated depreciation	—		541		461		1,266
Lease termination charges	—		—		1,454		—
Purchase accounting amortization	50		—		256		—
Restructuring and other related charges	—		1,868		547		1,868
Income tax effect of above items	(1,799)		(2,066)		(5,760)		(5,135)
Income tax effect of unusual tax items	(5,621)	(1)	(2,071)	(2)	(6,782)	(1)	(2,071)	(2)
Non-GAAP Net income	$33,056		$31,170		$91,645		$87,795

GAAP Diluted earnings per common share	$0.80		$0.66		$1.94		$1.82
Stock-based compensation expense	0.14		0.11		0.39		0.33
Accelerated depreciation	—		0.01		0.01		0.02
Lease termination costs	—		—		0.03		—
Restructuring and other related charges	—		0.05		0.02		0.05
Income tax effect	(0.18)		(0.10)		(0.29)		(0.16)
Non-GAAP Diluted earnings per common share	$0.76		$0.73		$2.10		$2.06

Shares used in diluted earnings per common share calculation	43,228		42,618		43,554		42,579

(1)	Excluded amount represents tax benefits from release of tax reserves, transfer pricing, tax deduction and tax credit adjustments, and the impact of tax law changes.
(2)	Excluded amount represents tax benefits from the expiration of certain statutes of limitations.

FINANCIAL CONDITION

The table below provides a summary of our condensed consolidated cash flow information for the periods presented:

	Nine Months Ended
	December 31,
(in thousands)	2013	2012	Change
Net cash provided by operating activities	$92,122	$93,254	$(1,132)
Net cash used for investing activities	(34,601)	(63,623)	29,022
Net cash used for financing activities	(51,840)	(42,209)	(9,631)
Effect of exchange rate changes on cash and cash equivalents	1,077	(101)	1,178
Net increase (decrease) in cash and cash equivalents	$6,758	$(12,679)	$19,437

Our primary source of liquidity is cash provided by operating activities. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues and operating expenses, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

Operating Activities

Net cash provided by operating activities during the nine months ended December 31, 2013 decreased from the same period prior year due to a net decrease in accounts payable driven primarily by the timing of payments made during the third quarter of fiscal year 2014 compared with the same prior year quarter. This decrease was partially offset by a net decrease in inventory due primarily to higher shipments during the period as compared to the same prior year period.

Investing Activities

Net cash used for investing activities during the nine months ended December 31, 2013 decreased from the same prior year period due primarily to an increase in net proceeds from the sale and maturity of short and long-term investments, which was partially offset by higher capital expenditures.

For the remainder of fiscal year 2014, we expect to spend approximately $12.3 million on capital expenditures for estimated total capital expenditures of $50.0 million for fiscal year 2014. The increase from fiscal year 2013 capital expenditures of $39.3 million is related to continued costs associated with the purchase and related construction of a new manufacturing facility in Mexico. We completed the required upgrades and moved into the new facility in the first half of fiscal year 2014. We will continue to incur costs related to the implementation of a new ERP system, which we expect to place in service in the first quarter of our fiscal year 2015. The remainder of the anticipated capital expenditures for fiscal year 2014 consists primarily of building and leasehold improvements at our U.S. headquarters, other IT-related expenditures, and tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities during the nine months ended December 31, 2013 increased from the prior year due primarily to an increase in cash used for the repurchase of common stock, partially offset by a decrease in repayments on our revolving line of credit and a net increase in proceeds from employees' exercise of stock options.

On January 27, 2014, we announced that our Board of Directors ("the Board") declared a cash dividend of $0.10 per share of our common stock, payable on March 10, 2014 to stockholders of record at the close of business on February 20, 2014.  We expect to continue paying a quarterly dividend of $0.10 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  At December 31, 2013, we had working capital of $459.8 million, including $321.9 million of cash, cash equivalents and short-term investments, compared with working capital of $463.0 million, including $345.4 million of cash, cash equivalents and short-term investments at March 31, 2013.

Our cash and cash equivalents as of December 31, 2013 consisted of bank deposits with third party financial institutions and investments in mutual funds held as part of our deferred compensation plan.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of December 31, 2013, of our $321.9 million of cash, cash equivalents and short-term investments, $26.7 million was held domestically while $295.2 million was held by foreign subsidiaries. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to permanently reinvest our earnings from foreign operations and our current plans do not require us to repatriate our earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of December 31, 2013, our investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposit (“CDs”).

From time to time, our Board of Directors ("Board") has authorized plans under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the first nine months of fiscal year 2014, we repurchased 1,281,907 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $56.8 million, with an average price of $44.27 per share. In addition, we withheld 133,197 shares with a total value of $6.0 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of December 31, 2013, there remained 600,000 shares authorized for repurchase under the stock repurchase program approved by the Board on November 11, 2013. For more information regarding our stock repurchase programs, refer to Note 10, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

In May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), as most recently amended in January 2014 to extend its term to May 2017 (as amended, "the Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit (the "line of credit") to augment our financial flexibility and, if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Any outstanding principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2017, and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of December 31, 2013, the Company had no outstanding borrowings under the line of credit. Loans under the Credit Agreement bear interest at our election (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and,

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

As of December 31, 2013, we were in compliance with these ratios by a substantial margin.

In addition, we and our subsidiaries are required to maintain, on a consolidated basis, unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. As of December 31, 2013, we were in compliance with all covenants under the line of credit.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment of cash dividends, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our ESPP.  We receive cash from the exercise of outstanding stock options and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled or will expire.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take possession of and title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. Consigned inventory not consumed in the production process is returnable to our suppliers in accordance with the terms of our agreements with them. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses, including write-downs for excess and obsolete inventory, which, if material, could negatively affect our business and financial results. As of December 31, 2013 and March 31, 2013, we had off-balance sheet consigned inventories of $50.3 million and $31.3 million, respectively.

Unconditional Purchase Obligations

We contract with several outsourcing partners to manufacture sub-assemblies for our products. These outsourcing partners acquire components and build product based on demand information supplied by us, which typically covers periods up to 270 days. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2013, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $215.7 million.

Unrecognized Tax Benefits

As of December 31, 2013, long-term income taxes payable reported on our condensed consolidated balance sheet included unrecognized tax benefits and related interest of $12.7 million and $1.8 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits; however, long-term income taxes payable on our condensed consolidated balance sheets includes these unrecognized tax benefits.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission ("SEC") on May 24, 2013.  There have been no changes to our critical accounting estimates during the nine months ended December 31, 2013 except for the Warranty and RMA errors as described in Note 1, Basis of Presentation.

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

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	December 31, 2013	March 31, 2013
Cash and cash equivalents	$235.5	$228.8
Short-term investments	$86.4	$116.6
Long-term investments	$106.8	$80.3

As of December 31, 2013, our investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, Corporate Bonds and CDs.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the three and nine months ended December 31, 2013 and 2012.

Interest rates were relatively unchanged in the three and nine months ended December 31, 2013 compared to the same periods in the prior year. During the three and nine month period ended December 31, 2013, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no interest expense from our revolving line of credit. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our results of operations.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to currency fluctuations, primarily in the Euro ("EUR"), British Pound Sterling ("GBP"), Australian Dollar ("AUD"), Mexican Peso ("MXN"), and the Chinese Renminbi ("RMB"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP and AUD denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MXN denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business.

We experienced immaterial net foreign currency losses in the three and nine months ended December 31, 2013 and 2012. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and the GBP in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, and AUD denominated cash, accounts receivable and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of December 31, 2013 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$33.0	$3.3	$(3.3)
GBP	Sell GBP	$2.1	$0.2	$(0.2)
AUD	Sell AUD	$3.0	$0.3	$(0.3)

Cash Flow Hedges

In the nine months ended December 31, 2013, approximately 46.9% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of December 31, 2013, we had foreign currency put and call option contracts with notional amounts of approximately €53.4 million and £22.2 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $5.8 million or incur a loss of $9.8 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of December 31, 2013 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$109.3	$2.9	$(9.8)
Put options	$101.6	$2.9	$—

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of December 31, 2013, we had cross-currency swap contracts with notional amounts of approximately MXN278.35 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of December 31, 2013 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$21.1	$(1.9)	$2.3

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

Our operations and performance are dependent on worldwide economic conditions. Uncertainty regarding future economic conditions makes it challenging for us to forecast operating results, make business decisions, and identify the risks that may affect our business, including sources and uses of cash, financial condition, and results of operations. Global economic concerns, such as inconsistent regional economic growth, stagnation or contraction, including the moderate pace of economic growth in the United States, continuing pressure on economic growth in Europe, and uncertain growth prospects in the Asia Pacific region, create unpredictability for our business as consumers and businesses postpone or forego spending, resulting in, amongst other risks, reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, and customer and supplier bankruptcies.

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

U.S. federal government spending cuts under the Budget Control Act of 2011, known as sequestration went into effect at the beginning of March 2013, and while the impact of the spending reductions on our business have not been material to date, the future impact remains unclear. Likewise, the austerity measures previously implemented by various European governments have reduced, and may in the future further reduce, demand for our products directly by affected governmental agencies and by our customers who derive all or a portion of their revenues from these governmental agencies. Similarly, to the extent uncertainty regarding public debt limits or budget negotiations, particularly in the United States and Europe, have a destabilizing effect on spending by retail consumers, businesses or governmental agencies, sales of our products may decrease or be delayed. We cannot predict the impact of governmental spending reductions or budget or debt impasses on us or our customers or whether and to what extent our business and results of operations may be adversely harmed.

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

Given the nature of the markets in which we compete, our revenues and profitability are difficult to predict for many reasons, including the following:

•
Our operating results are highly dependent on the volume and timing of orders received during the quarter. Customers generally order on an as-needed basis, and we typically do not obtain firm, long-term purchase commitments from them, making forecasting difficult. As a result, our revenues in any quarter depend primarily on orders booked and shipped in that quarter, which fluctuate for many reasons beyond our control, including customers' sales promotions and campaigns, large customer deployments of Unified Communications ("UC") infrastructure, general economic conditions, seasonality, customer cancellations and rescheduling, and fluctuating employment opportunities that increase or reduce employee turnover and, thereby, new headset demand.

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

•
Increasingly, we are incorporating software features and functionalities into our products, offering firmware and software fixes, updates and upgrades electronically over the Internet and developing standalone software applications. As the nature and extent of software integration in our products increases or if sales of standalone software applications become material to our revenues, the way we report our revenue related to our products could be significantly affected. For example, we are increasingly required to evaluate whether our revenue transactions include multiple deliverables and, as such, whether the revenue generated by each transaction should be recognized upon delivery, over a period of time or apportioned and recognized based on a combination of the two in light of all the facts and circumstances related to each transaction. Moreover, the software revenue recognition rules are complex and dynamic. If we fail to accurately apply these complex rules and policies to our business, we may incorrectly report revenues in one or more quarterly or annual periods. If this were to occur and the error were to be material, we may be required to restate our financial statements, which could materially, negatively impact our results for the affected periods, cause our stock price to decline, and result in securities class actions or other similar litigation.

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

Our OCC products represent our largest source of revenue, and we regard the market for headsets designed for UC as our greatest long-term opportunity in the OCC market. We believe that the implementation of UC technologies by large enterprises will be a significant long-term driver of enterprise UC headset adoption, and, as a result, a key long-term driver of revenue and profit growth. Accordingly, we continue to invest in the development of new products and to enhance existing products to be more appealing in functionality and design for the UC office market; however, we can give no assurance that significant growth in UC will occur or that we will successfully take advantage of any growth that does occur.

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

•
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

Our growth and ability to meet customer demand depends in part on our ability to timely obtain sufficient quantities of raw materials, components such as silicon chips and chip-sets, sub-assemblies, and other products (“components or materials”) of acceptable quality from our suppliers. We buy components and materials from a variety of suppliers and assemble them into finished products. In addition, certain components and materials and key portions of our product lines are manufactured for us by original design manufacturers and contract manufacturers ("ODMs"). The cost, quality, and availability of the services, components and materials these ODMS and third parties supply are essential to our success and our reliance on these ODMs and third parties involves significant risks, including the following:

•
Inability to timely respond to changes specific to us or our industry. For instance, rapid increases in production levels to meet unanticipated product demand could result in higher costs for components or materials, increased expenditures for expedited freight delivery, higher overtime costs and other expenses, and decreases in manufacturing yields, any of which can reduce our profit margins.

•
We obtain certain components and materials from specific suppliers and ODMs, including a majority of our Bluetooth products from GoerTek, Inc. Financial instability of a supplier may necessitate a transition to alternative suppliers, which could increase our costs and delay product deliveries. Additionally, suppliers and ODMs may choose to discontinue supplying raw materials or manufacturing components, subassemblies or all or a portion of our products for a variety of reasons, which may (i) be difficult, time-consuming, or costly to replace, (ii) force us to redesign or end-of-life certain products, or (iii) render us unable to meet customer demand. Consequently, if one or more suppliers or ODMs is unable or unwilling to meet our demand, delivery, or price requirements, our business and operating results in all or a portion of our product lines could be materially adversely affected in the event it is difficult, costly, or time-consuming to identify and ramp-up alternative ODMs.

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

•
Although we generally use standard components and materials for our products, the high development costs associated with existing and emerging wireless and other technologies frequently require us to work with a single source of components or materials on particular products. We, or any of our suppliers, may experience challenges in designing, developing, procuring and manufacturing components or materials using new technologies, which could affect our ability to meet market demand.

•
In order to accommodate the lead time requirements of our suppliers, we obtain certain components or materials from certain suppliers in advance based on our projections of demand. Consequently, we may be unable to react quickly to changes in demand, potentially resulting in either (i) excess inventories of such components or materials, or (ii) product shortages. Lead times are particularly long for silicon-based components incorporating radio frequency and digital signal processing technologies and such components make up an increasingly larger portion of our product costs.  In particular, many consumer product orders have shorter lead times than component lead times, making it increasingly necessary to carry more inventory in anticipation of future orders, which may not materialize.  Failure to synchronize the timing of purchases of components or materials and other products to meet demand could also increase our inventories or decrease our revenues and could materially adversely affect our business, financial condition, and results of operations.

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

If we fail to forecast demand for our products or successfully match production to demand, we may lose business or incur adverse purchase commitment charges, both of which would negatively affect our gross margins.

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

We will lose opportunities to increase revenues and profits, may incur penalties for late delivery, and may be unable to later sell the excess inventory if we are unable to timely deliver products to meet the market window of our retail customers. Conversely, over-estimating demand could result in higher inventories of finished products, components or materials. For example, because our retail business has pronounced seasonality, we typically build inventory well in advance of the December quarter to stock up for the anticipated demand.  If estimated demand fails to convert into actual sales, we may have to write off some or all of our inventories of excess products, unusable components or materials.

We purchase certain materials from third party suppliers and contract with several outsourcing partners to manufacture sub-assemblies for our products. These suppliers and outsourcing partners deliver materials or acquire components and build products based on demand information we periodically provide to them, typically covering periods of up to 270 days. Consistent with industry practice, we acquire components and materials through a combination of purchase orders, supplier contracts, and open orders. Because our markets are competitive and subject to rapid technology and price changes, there exists a risk that we will forecast inaccurately and thereby order or produce excess or insufficient quantities of components or materials, or that we may not fully utilize components or materials subject to firm purchase commitments, resulting in adverse purchase commitment charges.

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

We own and operate a manufacturing facility in Tijuana, Mexico. We also have suppliers and other vendors throughout Asia, including GoerTek, Inc., located in Weifang, China, which is the manufacturer of the majority of our Bluetooth products. We furthermore generate a significant amount of our revenues from foreign customers.

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
We may experience difficulties re-implementing our enterprise resource planning system.

We are engaged in a project to re-implement our enterprise resource planning (“ERP”) system. Our ERP system is critical to the tasks of gathering and aggregating information needed to manage our business, including accurately maintaining books and records, recording transactions, providing important information to management, preparing our financial statements, and forecasting future operations. The re-implementation of the ERP system has required the investment of significant financial and human resources, which will continue for the foreseeable future. Additionally, the re-implementation carries certain risks, including the risk of significant design or deployment errors causing disruptions, delays or deficiencies that could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. As a result, there is a risk that deficiencies could constitute significant deficiencies, or, in the aggregate, a material weakness in internal control over financial reporting. If this were to occur, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, or other adverse actions requiring us to incur litigation costs, pay fines, enter into settlements or become subject to judgments. As a result, this may cause investor perceptions to be adversely affected and potentially result in a decline in the market price of our stock.

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

Since May 2011, we have repurchased approximately 10 million shares of our common stock through multiple share repurchase programs authorized by our Board of Directors. In addition, on November 11, 2013, we announced a new 1 million share repurchase program following completion of a 1 million share repurchase program approved in August 2012. Moreover, our Board of Directors has declared quarterly dividends of $0.10 per share since May 2012 and $0.05 per share prior to May 2012.

Any determination to pay cash dividends at recent rates or at all, or authorization or continuance of any repurchases under share repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all laws and applicable agreements. Additionally, there can be no assurance that the quantities of stock repurchased will continue at recent historical levels or at all, or that our stock repurchase programs or dividend declarations will have a beneficial impact on our stock price. The timing of our stock repurchases varies with fluctuations in the trading price of our common stock such that at any particular time, our domestic cash flow from operations has been, and in the future may be, insufficient to fully cover our stock repurchases and support our working capital needs, causing us to borrow to support our repurchases or other activities. Although we currently have sufficient reserves in our international entities to fund our existing and any future stock repurchase programs, repatriating all or a portion of our foreign cash would likely result in material tax obligations.

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

Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. For example, certain of our OCC products must meet certain standards to work with local phone systems. Certain of our wireless products must work within existing frequency ranges permitted in various jurisdictions. Moreover, competition for limited radio frequency bandwidth as a result of an increasing number of wireless products by us, our competitors, and other third party product manufacturers increases the risk of interference or diminished product performance. In particular, the recent release of a third party wireless device in the U.S. that operates in the unlicensed 903-928 megahertz radio frequency range using significantly higher power than the power used by our wireless products and those of many other users in the unlicensed radio frequency range may cause our wireless products to experience interference which, if material, may harm our reputation and adversely affect our sales.

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

We are exposed to potential lawsuits alleging defects in our products and other claims related to the use of our products.

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

Our stock price may be volatile and the value of an investment in our stock could be diminished.

The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•
Uncertain economic conditions, including the length and scope of the recovery from the domestic and global recession, slowing economic growth in Asia, inflationary pressures, and a potential decline in investor confidence in the market place

•	Failure to meet our forecasts or the expectations and forecasts of securities analysts

•	Changes in our guidance or published forecasts that may or may not be consistent with the expectations of analysts or investors

•	Quarterly variations in our or our competitors' results of operations and changes in market share

•	The announcement of new products, product enhancements, or partnerships by us or our competitors

•	Our ability to develop, introduce, ship, and support new products and product enhancements and manage product transitions

•	Repurchases of our common shares under our repurchase plans or public announcement of our intention not to repurchase our common shares

•	Our decision to declare dividends or increase or decrease dividends over historical rates

•	The loss of services of one or more of our executive officers or other key employees

•	Changes in earnings estimates, recommendations, or ratings by securities analysts or a reduction in the number of analysts following our stock

•	Developments in our industry, including new or increased enforcement of existing governmental regulations related to our products and new or revised communications standards

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

We have $16.2 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill were to exceed its implied fair value, or if the carrying value of intangible assets were not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.

As a result of past acquisitions we have $16.2 million of goodwill and other intangible assets on our consolidated balance sheet as of December 31, 2013.  It is impossible at this time to determine if any future impairment charge would result or, if it does, whether such charge related to these assets would be material. If such a charge is necessary, it may have a material adverse effect our financial results.

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

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the third quarter of fiscal year 2014:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
September 29, 2013 to October 26, 2013	45,709	[3]	$45.87	45,243	229,631
October 27, 2013 to November 30, 2013	537,373	[4]	$43.24	500,254	729,377
December 1, 2013 to December 28, 2013	130,241	[5]	$44.32	129,377	600,000

[1]	On November 11, 2013, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

[2]	"Average Price Paid per Share" reflects open market repurchases of common stock only.

[3]	Includes 466 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[4]	Includes 37,119 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[5]	Includes 864 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[6]	These shares reflect the available shares authorized for repurchase under the November 11, 2013 program.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	January 27, 2014	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer