Form 10-K
period 2014-03-29
PLANTRONICS INC /CA/
filed 2014-05-16
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $46.46 for shares of the Registrant's common stock on September 27, 2013, the last trading day of the registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $2,043,949,950.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 27, 2013 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of April 26, 2014, 42,548,666 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders to be held on or about August 1, 2014 are incorporated by reference into Part III of this Form 10-K.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2014

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

PART I

This Form 10-K is filed with respect to our fiscal year 2014. Each of our fiscal years ends on the Saturday closest to the last day of March. Fiscal year 2014 ended on March 29, 2014, fiscal year 2013 ended on March 30, 2013, and fiscal year 2012 ended on March 31, 2012.  Fiscal years 2014, 2013, and 2012 each consisted of 52 weeks.  For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

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

ITEM 1.  BUSINESS
COMPANY BACKGROUND

Plantronics, Inc. (“Plantronics,” “Company,” “we,” “our,” or “us”) is a leading global designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, other communication endpoints, and accessories for the business and consumer markets under the Plantronics brand.  We operate our business as one segment.

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

We ship our products to approximately 60 countries through a network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, and in some parts of the Asia Pacific region where use of our products is widespread.  Our distribution channels in other geographic regions are less mature, and while we primarily serve the contact center markets in those regions, we continue to expand into the office, mobile, gaming and computer audio, and specialty telephone markets in those regions and other international locations.  While not always the case, revenues from our consumer products channel are typically seasonal, with the December quarter (our third fiscal quarter) typically being the strongest.

Plantronics was founded and incorporated in 1961 and initially became a public company in 1971. Plantronics is incorporated in the State of Delaware and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PLT".

Our principal executive offices are located at 345 Encinal Street, Santa Cruz, California, 95060.  Our telephone number is (831) 426-5858.  Our Company website is www.plantronics.com.

In the Investor Relations or Corporate Governance sections of our website, we provide access free of charge, directly or through a link on our website, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, to the following filings: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities Exchange Act of 1934. In addition, documents regarding our corporate governance and the charters of the standing committees of our Board of Directors are also accessible in the Investor Relations section of our website.

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

Solutions

UC solutions continue to represent our primary focus area. Our portfolio of solutions, which combines hardware with highly innovative sensor technology and software functionality, provides the ability to reach people using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how they can be reached. For example, the advanced sensor technology in our UC solutions can detect a user's presence, including proximity to the user's PC and whether the headset is being worn, and can share this information with others to make them aware of the user's presence and availability. Using this same technology, our solutions can automatically pause audio applications during an incoming call, change the default audio selection to the user's headset, and then answer the call; all of this is achieved without manual intervention. Finally, our solutions allow users to transition calls seamlessly between PCs, smartphones, tablets, and desk phones, without interruption in the conversation or loss in audio quality. We believe we are early in the UC solutions market adoption cycle and that UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration. We believe our solutions will be an important part of the UC environment through the offering of contextual intelligence.

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

•	A convenient means for connecting between various applications and voice networks, whether between land line and mobile phones, or between PC-based communications and other networks

•	Better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, DSP, and more

•	Wireless freedom, allowing people to take and make calls as they move freely without cords or cables around their office or home, or easily from public to private space when privacy is required

•	Multi-tasking benefits that allow people to use computers and mobile devices, including smartphones or other devices, while talking hands-free

•	UC integration of telephony, mobile technologies, cloud-based communications, and PC applications, and providing greater privacy than traditional speakerphones

•	Compliance with hands-free legislation and enhanced roadway safety by allowing users to have both hands free to drive while talking on a mobile phone

•	Voice command and control that allow people to take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient

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

Office and Contact Center ("OCC")

The office market comprises our largest revenue stream and we believe it also represents our largest revenue and profit growth opportunity. We offer a broad range of communications headsets, including high-end, ergonomically designed headsets, audio processors, and telephone systems.  Our end-users consist of enterprise employees and small office, home office, and remote workers.  Growth in this market comes from the following three main factors:

•	Increasing deployment of UC solutions

•	Robust job market

•	Growing awareness of the benefits of using headsets, including the benefits of wireless solutions

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

Mobile

We believe the Mobile headset market will continue to grow as individuals use the technology for both communications and entertainment. The use of headsets with mobile phones has grown worldwide. Mobile represents a high volume market and is our second largest revenue stream.  Use of headsets with mobile phones has grown due to factors such as continued Bluetooth technology adoption and hands-free legislation regarding the use of mobile phones while driving.  In addition to the use of mono headsets typically used with mobile phones, the use of stereo Bluetooth technology has also increased as individuals want to remain wireless without compromising on stereo sound quality. Our mono and stereo Bluetooth mobile headsets merge technological innovations with style, because we believe that style has become as important as functionality and technology in shaping consumers' purchasing decisions in the wearable technology space.  While growth in the mobile headset market has slowed and continues to mature, we believe future growth will be driven primarily by demand for stereo Bluetooth technology.

Gaming and Computer Audio
Gaming and computer audio headsets, whether used for interactive on-line or console gaming, or switching between music and phone calls for multi-functional devices, represent an emerging market opportunity for us. We believe that a number of fundamental factors are likely to increase our customers' needs for PC-compatible headsets in the future, including the convergence of telephony and entertainment, Internet multimedia applications such as streaming audio and video, increasing use of softphones, gaming, and video conferencing.  As devices providing these users' needs converge, our headsets need to be compatible with PCs, mobile phones, tablets, gaming consoles, and various combinations of these.  We believe our product development roadmaps address the convergence brought about by these needs and we are currently investing in this area to enable future growth.

Specialty Products

Our specialty products sold under the Clarity brand consist of products such as speakerphones, amplified captioned phones, amplified corded phones, personal listeners, and alarm clocks, and are designed to address the unique needs of various consumer groups, one of which is the increasing number of people worldwide suffering from hearing loss.  We offer a comprehensive range of communications products that serve customers with mild, moderate, and severe hearing loss, as well as the deaf community.

FOREIGN OPERATIONS

In fiscal years 2014, 2013 and 2012, net revenues outside the U.S. accounted for approximately 42%, 43%, and 43%, respectively, of our total net revenues.  Revenues derived from foreign sales are generally subject to additional risks, such as fluctuations in exchange rates, increased tariffs, the imposition of other trade barriers, and potential currency restrictions.  In fiscal year 2014, we continued to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We manage our economic exposure by hedging a portion of our anticipated Euro and British Pound Sterling denominated sales and our Mexican Peso denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we manage our balance sheet exposure by hedging Euro, British Pound Sterling, and Australian Dollar denominated cash, accounts receivable, and accounts payable balances. Excess foreign currencies not required for local operations are converted into U.S. Dollars. While our existing hedges cover a certain amount of exposure for fiscal year 2015, any long-term weakening of the Euro and British Pound Sterling relative to the U.S. Dollar may have a material adverse impact on our financial results. See further discussion on our business risks associated with foreign operations under the risk titled, "We are exposed to fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability" within Item 1A Risk Factors in this Form 10-K.

Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in Note 16, Geographic Information, of our Notes to Consolidated Financial Statements in this Form 10-K.

COMPETITION

The market for our products is very competitive and some of our competitors have greater financial resources than us, as well as production, marketing, engineering and other capabilities to develop, manufacture, market, and sell their products.

One of our primary competitors is GN Netcom, a subsidiary of GN Store Nord A/S., a Danish telecommunications conglomerate that competes with us in the office, contact center, and mobile markets and, on a limited scale, in the gaming and computer audio market.  In addition, Motorola, Samsung, LG, and Bose are significant competitors in the consumer mono Bluetooth headset market. Sennheiser Communications and Logitech are competitors in the computer, office, and contact center markets, while Beats, Skullcandy, and LG are competitors in the Bluetooth Stereo headset market.  In addition, Turtle Beach, Skullcandy, and Razer are competitors in the gaming market.

We believe the principal factors to be successful and competitive in each of the markets we serve are as follows:

•	Our understanding of emerging trends and new communication technologies, such as UC, and our ability to react quickly to the opportunities they provide

•	Alliances and integration/compatibility with major UC vendors

•	Our ability to bring products to market that deliver on performance, product design, style, comfort, features, sound quality, simplicity, price, and reliability

•	Maintenance of our brand name recognition and reputation

•	Superior global customer service, support, and warranty terms

•	Effective and efficient global distribution channels that allow us to market and sell our solutions

•	Increasing global reach

We believe that our products and strategy enable us to compete based on these factors.

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

During fiscal year 2014, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging market trends.  Our goal is to bring the right products to market at the right time and have best-in-class development processes.

Our core research and development focus in fiscal year 2015 will continue to be on UC, which will require incremental investments in firmware and software engineering to enhance the broad compatibility of our products with the enterprise systems into which they will be deployed and to develop value-added software applications for business users.  The products we are developing require significant technological knowledge and might be protected by intellectual property rights. Separately or together, this technological knowledge and our intellectual property gives us a competitive advantage over competitors. We are continually striving to improve the efficiency of our development processes through, among other things, strategic architecting, common platforms, and increased use of software and test tools.

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

During fiscal years 2014, 2013, and 2012, we incurred approximately $84.8 million, $80.4 million, and $69.7 million, respectively, in research, development, and engineering expenses.  Historically, we have conducted most of our research, development, and engineering with an in-house staff and the limited use of contractors.  Key locations for our research, development, and engineering staff are in the U.S., Mexico, China, the Netherlands, and the United Kingdom.

SALES AND DISTRIBUTION

We maintain a worldwide sales force to provide ongoing customer support and service globally.  To support our customers' needs, we have a well-established, multi-level distribution network in North America, Europe, and in some parts of the Asia Pacific region where use of our products is widespread. Our distribution channels in other regions are less mature, and while we primarily serve the contact center markets in those regions, we are expanding into the office, mobile, gaming and computer audio, and specialty telephone markets in those locations.

Our commercial distributors include global technology and electronics distributors, headset specialists, and national and regional resellers.  The resellers typically offer a wide variety of products from multiple vendors to both other resellers and end users.  Our commercial distribution channel generally maintains inventory of our products.  Our distribution of specialty products includes specialized distributors, retail, government programs, and health care professionals.

Our retail channel consists of both traditional and online consumer electronics retailers, consumer product retailers and office supply distributors, wireless carriers, catalog and mail order companies, and mass merchants.  In some countries we use commissioned manufacturers' representatives to assist in selling through the retail channel. Our headsets are sold through retailers to corporate customers, small businesses, and to individuals who use them for a variety of personal and professional purposes.  Revenues from this channel are seasonal, with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.

We have a diverse group of customers located throughout the world.  Our principal channel partners are distributors, retailers, and carriers.  Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively.  No customer accounted for more than 10% of our consolidated net revenues in fiscal years 2014, 2013, or 2012.

Our single and two tier distributors, resellers, system integrators, e-commerce partners, telephony, and computer equipment providers resell our commercial headsets and end point products. Wireless carriers, retailers, and e-commerce partners also sell our consumer headsets as Plantronics-branded products and in some cases, in their private label packaging. Carriers purchase headset products from us for use by their own agents and in some cases, also offer headsets to their customers.

We also make direct sales as a General Services Administration (“GSA”) contractor to certain government agencies in the U.S. These sales did not comprise a significant portion of our net revenues in fiscal years 2014, 2013, or 2012.

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

We continue to evaluate our logistics processes and implement new strategies to further reduce our transportation costs and improve lead-times to customers. Currently, we have distribution centers in the following locations:

•	Tijuana, Mexico, which provides logistics services for products destined for customers in the U.S., Canada, Asia Pacific, Middle East, and Latin America regions

•	Prague, Czech Republic, which provides logistics services for products shipped to customers in our Europe and Africa regions

•	Suzhou, China, which provides logistics services for products shipped to customers in Mainland China

•	Melbourne, Australia, which provides logistics services for products shipped to the retail channel in Australia and New Zealand

•	Sao Paulo, Brazil, which provides logistics services for products shipped to customers in Brazil

•	Tokyo, Japan, which provides logistics services for products shipped to customers in Japan

With respect to the above locations, we use third party warehouses in the Czech Republic, Australia, Brazil, and Japan. We operate all other warehouse facilities.

BACKLOG

Our backlog of unfilled orders was $26.6 million and $36.0 million at March 31, 2014 and March 31, 2013, respectively.  We include all purchase orders scheduled for future delivery in backlog.  We have a “book and ship” business model whereby we fulfill the majority of orders within 48 hours of receipt of the order and as such, our net revenues in any fiscal year depend primarily on orders booked and shipped in that year. In addition, our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty.  Therefore, there is a lack of meaningful correlation between backlog at the end of a fiscal year and the following fiscal year's net revenues. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in net revenues. As a result, we believe that backlog information is not material to an understanding of our overall business.

MANUFACTURING AND SOURCES OF MATERIALS

Our manufacturing operations consist primarily of assembly and testing, both of which are performed in our manufacturing facility in Tijuana, Mexico.  We outsource the manufacturing of our Bluetooth products to third party manufacturers in China. We also outsource the manufacturing of a limited number of our other products to third parties, typically in China and other countries in Asia.  See further discussion of our business risks associated with our manufacturers under the risk titled, “We have significant foreign manufacturing operations and rely on third party manufacturers located outside the U.S., and a significant amount of our revenues are generated internationally, which subjects our business to risks of international operations” within Item 1A Risk Factors in this Annual Report on Form 10-K.

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

We procure materials in order to meet forecasted customer requirements.  Special products and certain large orders are quoted for delivery after receipt of orders at specific lead times.  We maintain minimum levels of finished goods based on market demand, in addition to inventories of raw materials, work in process, sub-assemblies, and components.  In addition, a substantial portion of the raw materials, components, and sub-assemblies used in our products are provided by our suppliers on a consignment basis.  Refer to "Off Balance Sheet Arrangements", within Item 7 Management's Discussion and Analysis, in this Annual Report on Form 10-K for additional details regarding consigned inventories. We write-down inventory items determined to be either excess or obsolete to their net realizable value.

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

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process.  We believe that our current manufacturing and other operations comply in all material respects with applicable environmental laws and regulations; however, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create an environmental liability with respect to our facilities, operations, or products. See further discussion of our business risks associated with environmental legislation under the risk titled, "We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs" within Item 1A Risk Factors of this Form 10-K.

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate.  As of March 31, 2014, we had approximately 660 worldwide patents in force, expiring between calendar years 2014 and 2038.

We intend to continue seeking patents on our inventions when commercially appropriate. Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products.  See further discussion of our business risks associated with our intellectual property under the risk titled, "Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management's time from our business" within Item 1A Risk Factors of this Form 10-K.

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

EMPLOYEES

On March 31, 2014, we employed approximately 3,400 people worldwide, including approximately 2,200 employees at our manufacturing facility in Tijuana, Mexico.  To our knowledge, no employees are currently covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth in the table below is certain information regarding the executive team of Plantronics:

NAME	AGE	POSITION
Ken Kannappan *	54	President and Chief Executive Officer
Pamela Strayer *	45	Senior Vice President and Chief Financial Officer
Joe Burton *	49	Senior Vice President of Technology, Development & Strategy and Chief Technology Officer
Alejandro Bustamante	58	Senior Vice President, Worldwide Operations
Don Houston *	60	Senior Vice President, Sales
Susan Lovegren	53	Senior Vice President, Human Resources
Barry Margerum	62	Chief Strategy Officer
Marilyn Mersereau	60	Senior Vice President, Marketing and Chief Marketing Officer
Renee Niemi *	49	Senior Vice President, Communication Solutions
Carsten Trads	59	President, Clarity Division
Philip Vanhoutte *	58	Senior Vice President and Managing Director, Europe and Africa
*    Executive is also considered an Executive Officer as defined under Regulation S-K Item 401(b).

Mr. Kannappan joined Plantronics in 1995 as Vice President of Sales and was promoted to various positions prior to being named President and Chief Operating Officer in 1998.  In 1999, he was promoted to Chief Executive Officer and has been a member of our Board of Directors since that date.  Mr. Kannappan currently serves as Chairman of the Board of Directors at Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry.  Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Master of Business Administration from Stanford University.

Ms. Strayer joined Plantronics in 2012 as Senior Vice President and Chief Financial Officer and is responsible for all aspects of the Company's financial management, in addition to managing the information technology, legal, and investor relations organizations.  Prior to joining Plantronics, from 2005 to 2012, Ms. Strayer held senior financial management roles at Autodesk, Inc., a world leading software design and services company.  Most recently, Ms. Strayer served as Autodesk's Vice President of Finance, Corporate Controller, and Principal Accounting Officer.  Prior to Autodesk, from 2000 until 2005, Ms. Strayer held senior finance positions at Epiphany, Inc., a company that developed customer relationship management software. Earlier in her career, Ms. Strayer worked for Informix Software, Inc., a developer of database software for computers, and in audit services at KPMG, LLP.  Ms. Strayer holds a bachelor's degree in Business Administration from The Ohio State University and is a California licensed Certified Public Accountant.

Mr. Burton joined Plantronics in 2011 as Senior Vice President of Engineering and Development and Chief Technology Officer. In 2012, his role was expanded and his title changed to Senior Vice President of Technology, Development & Strategy and Chief Technology Officer to reflect his added responsibilities for strategic initiatives. Prior to joining Plantronics, Mr. Burton held various executive management, engineering leadership, strategy, and architecture-level positions. From 2010 to 2011, Mr. Burton was employed by Polycom, Inc., a global provider of unified communications solutions for telepresence, video and voice, most recently as Executive Vice President, Chief Strategy and Technology Officer and, for a period of time, as General Manager, Service Provider concurrently with his technology leadership role. From 2001 to 2010, Mr. Burton was employed by Cisco Systems, Inc., a global provider of networking equipment, and served in various roles with increasing responsibility including Vice President and Chief Technology Officer for Unified Communications and Vice President, SaaS Platform Engineering, Collaboration Software Group. He holds a Bachelor of Science degree in Computer Information Systems from Excelsior College (formerly Regents College) and attended the Stanford Executive Program.

Mr. Bustamante joined Plantronics in 1994 as President of Plantronics Mexico. In 2012, Mr. Bustamante was promoted to Senior Vice President of Worldwide Operations and is responsible for leading Plantronics' operations and supply chain across both commercial and retail sectors.  Prior to joining Plantronics, from 1991 to 1994, Mr. Bustamante held several key executive positions in operations management at Matrix Aeronautica, a joint venture between Mexico and Hong Kong, to repair and overhaul commercial aircraft.  From 1986 to 1991, Mr. Bustamante served as Executive Vice President of Offshore Factories, a shelter operation that provided support for foreign companies to set up manufacturing operations in Mexico. Mr. Bustamante holds a Bachelor of Science degree from La Salle University in Mexico City and a Master of Business Administration from Pepperdine University.

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

Ms. Lovegren joined Plantronics in 2013 as Senior Vice President of Human Resources. Prior to joining Plantronics, from 2006 to 2013, Ms. Lovegren was employed by Juniper Networks, a global provider of networking equipment and software. At Juniper Networks, from 2008 to 2013, Ms. Lovegren served as Corporate Vice President, Business Aligned Human Resources, Predictive Analytics and Global Access HR Organization, and from 2006 to 2008, she served as Senior Director, Human Resources.  Prior to her employment at Juniper Networks, Ms. Lovegren served in various roles in human resources management at Agilent Technologies and Hewlett-Packard. Ms. Lovegren has a Bachelor of Arts degree in Radio and Television Broadcasting from San Jose State University and a Master of Science degree in Human Resources Management from Golden Gate University.

Mr. Margerum joined Plantronics in 1994 as Vice President of Marketing and was promoted in 1996 to President and General Manager of the Computer and Mobile Systems Group.  In 1997, he left Plantronics to become President and CEO of Euphonix, Inc., a public company in the high-end audio equipment space.  In 2000, he re-joined Plantronics and in 2004, became Vice President of Strategy and Business Development, and was named Chief Strategy Officer in 2008.  Prior to joining Plantronics, from 1989 to 1994, Mr. Margerum was CEO of MITEM Corporation, a middleware software company serving the healthcare industry.  From 1980 to 1989, he held a variety of marketing and sales positions, including Vice President of Marketing for GRiD Systems Corporation, a laptop computer manufacturer.   Mr. Margerum also serves as Chairman of the Board of Directors of MITEM Corporation.  Mr. Margerum holds a Bachelor of Science in Engineering from Princeton University and a Master of Business Administration from Stanford University.

Ms. Mersereau joined Plantronics in 2012 as Senior Vice President, Marketing and Chief Marketing Officer.  Prior to joining Plantronics, Ms. Mersereau served as Chief Marketing Officer and Senior Vice President of C3 Energy Network, a provider of energy management software solutions, from 2011 to 2012.  From 2002 to 2011, Ms. Mersereau served in various roles of increasing responsibility at Cisco Systems, Inc., a global provider of networking equipment, including Senior Vice President of Corporate Marketing. Previously, Ms. Mersereau served in various senior marketing roles at  IBM, Coca-Cola, Wendy's, and Burger King International. Ms. Mersereau holds a Bachelor of Arts degree from the University of Western Ontario.

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

Mr. Vanhoutte joined Plantronics in 2003 as Managing Director of Europe, Middle East, and Africa (“EMEA”).  Effective for fiscal year 2013, Mr. Vanhoutte served as Senior Vice President and Managing Director of Europe and Africa. Prior to joining Plantronics, from 2001 to 2003, Mr. Vanhoutte served as Corporate Vice President of Marketing at Sony Ericsson Mobile Communications. In 2001, he served as Vice President of Strategic Market Development at Ericsson's Personal Communications Division. From 1998 until 2000, he served as Senior Vice President of Products, Marketing and Sales at MCI WorldCom's International Division in London.  Mr. Vanhoutte held various management positions at Dell Computer Corporation and Nokia Data, which was merged into Fujitsu-ICL Systems Inc. Mr. Vanhoutte studied Applied Economics and Engineering at the University of Leuven, Belgium.

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

Our operations and financial performance are dependent on the global economy. Uncertainty regarding future economic conditions makes it challenging to forecast operating results, make business decisions, and identify risks that may affect our business, sources and uses of cash, financial condition, and results of operations. Economic concerns, such as uncertain or inconsistent global or regional economic growth, stagnation or contraction, including the moderate pace of economic growth in the United States, continuing pressure on economic growth in Europe, and uncertain growth prospects in the Asia Pacific region, as well as anxiety regarding geopolitical conflicts, increase the uncertainty and unpredictability for our business as consumers and businesses postpone or forego spending. A global economic downturn or continued erratic or declining business or governmental spending or hiring may reduce sales of our products, increase sales cycles, slow adoption of new technologies, increase price competition, and cause customers and suppliers to default on their financial obligations.

Replacement cycles of our Office and Contact Center ("OCC") products, in particular, are adversely impacted by lower voluntary employee turnover as new headset demand is typically created when employees change employers or transition to new positions. In many regions in the world, slow and inconsistent domestic and international business hiring has perpetuated employee reluctance to change jobs, limits opportunities for unemployed workers to reenter the workforce and, consequently, impedes sales of our headsets.

U.S. federal government spending cuts under the Budget Control Act of 2011, known as sequestration, went into effect in March 2013, and while the impact of the reductions on our business have not been material to date, the long-term future impact remains unclear. Likewise, austerity measures previously implemented by various European governments have curtailed, and may further reduce, demand for our products by affected governmental agencies and by our customers who derive all or a portion of their revenues from these agencies. Similarly, to the extent uncertainty regarding public debt limits or budget negotiations, particularly in the U.S and Europe, hinder spending by retail consumers, businesses or governmental agencies, sales of our products may decrease or be delayed. We cannot predict the impact of governmental spending reductions or budget or debt impasses on us or our customers or whether and to what extent our business and results of operations may be adversely harmed.

Further, fluctuations in foreign currency exchange rates may impact our revenues and profitability because we report our financial statements in U.S. Dollars ("USD"), whereas a significant portion of our sales to customers are transacted in other currencies, particularly the Euro and the British Pound Sterling (“GBP”). See our risk titled, “We are exposed to fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability.”

Our operating results are difficult to predict, and fluctuations may cause volatility in the trading price of our common stock.

Given the nature of the markets in which we compete, our revenues and profitability are difficult to predict for many reasons, including the following:

•
Our operating results are highly dependent on the volume and timing of orders received during the quarter. Customers generally order on an as-needed basis, without firm, long-term purchase commitments, making forecasting difficult. As a result, our revenues in any quarter depend primarily on orders booked and shipped in that quarter, which fluctuate for many reasons beyond our control, including customers' sales promotions and campaigns, large customer deployments of Unified Communications ("UC") infrastructure, general economic conditions, seasonality, customer cancellations, and rescheduling.

•
Our gross margins vary for many reasons, including customer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations. Moreover, there are significant variances in gross profit percentages between our higher and lower margin products such that small variations in product sales mix, which are difficult to predict, can materially impact gross profit. Additionally, if we fail to timely introduce new products within projected costs, product demand is less than anticipated or product pricing, marketing or other initiatives that we initiate lower our margins, our overall gross margin will decrease. When the mix of products sold shifts from higher margin product lines to lower margin product lines, to lower margin sales geographies, or to lower margin products within product lines, our overall gross margins and our profitability may be adversely affected and create unanticipated fluctuations in our operating results.

•
We incur significant costs in advance of customer orders including research and development costs, cost of materials and components, manufacturing costs, and sales, marketing and other operating commitments prior to obtaining orders. If inventories for one or more products exceed demand, the risk of inventory write-downs increases. Conversely, if we have inadequate inventory to timely meet demand for particular products, we may miss significant revenue opportunities or incur significant expenses such as expedited shipping charges and other costs as we attempt to make up for the shortfall.  When a significant portion of our revenue is derived from new products, forecasting future demand is even more difficult.

•
We are increasingly incorporating software features and functionalities into our products, offering firmware and software fixes, updates, and upgrades electronically over the Internet and developing standalone software applications. As the nature and extent of software integration in our products increases or if sales of standalone software applications become material, the way we report revenue related to our products could be significantly affected. For example, we are increasingly required to evaluate whether our revenue transactions include multiple deliverables and, as such, whether the revenue generated by each transaction should be recognized upon delivery, over a period of time or apportioned and recognized based on a combination of the two in light of all the facts and circumstances related to each transaction. Moreover, the software revenue recognition rules are complex and dynamic. If we fail to accurately apply these complex rules and policies, we may incorrectly report revenues in one or more quarterly or annual periods. If this were to occur and the error was material, we may be required to restate our financial statements, which could materially and adversely impact our results for the affected periods, cause our stock price to decline, and result in securities class actions or other similar litigation.

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

Our OCC products represent our largest source of revenue, and we regard the market for headsets designed for UC as our greatest long-term opportunity in the OCC market. We believe that the implementation of UC technologies by large enterprises will be a significant long-term driver of enterprise UC headset adoption, and, as a result, a key long-term driver of revenue and profit growth. Accordingly, we continue to invest in the development of new products and enhance existing products to be more appealing in functionality and design for the UC office market; however, there is no guarantee that significant growth in UC will occur or that we will successfully take advantage of any growth that does occur.

Our ability to realize and achieve the financial results projected from UC adoption could be adversely affected by a number of factors, including the following:

•
As UC becomes more widely adopted, the risk that competitors will offer solutions that will effectively commoditize our headsets increases, which, in turn, may reduce the sales prices for our headsets.

•
The market success of major platform providers and strategic partners such as Microsoft Corporation, Cisco Systems, Inc., Avaya, Inc., Alcatel-Lucent, and IBM, and our influence over such providers with respect to the functionality of their platforms and product offerings, their rate of deployment, and their willingness to integrate their platforms and product offerings with our solutions, is limited.

•	Delays or limitations on our ability to timely introduce solutions that are cost effective, feature-rich, stable, and attractive to our customers.

•
Failure to implement and execute new and different processes involving the design, development, and manufacturing of complex electronic systems composed of hardware, firmware, and software that works in a wide variety of environments and with multiple devices and associated development delays or errors in addition to development costs.

•
Failure of our sales model and expertise to continue to evolve to support complex integration of hardware and software with UC infrastructure.  If we fail to anticipate or effectively implement changes in our sales model or channel our selling techniques and efforts at the primary UC decision makers within enterprises, our ability to maintain and grow our share of the UC market may be adversely impacted.

•	Increased competition for market share, and some competitors may have superior technical and economic resources enabling them to take greater advantage of the UC market opportunities.

•	Failure of UC solutions to be adopted with the breadth and speed that we currently anticipate.

•	Sales cycles for more complex UC deployments may substantially increase over our traditional OCC products.

•	Our inability to timely and cost-effectively adapt to changes and future requirements of UC may impact our profitability in this market and our overall margins.

•
Failure to further expand our technical support capabilities to support the complex and proprietary platforms in which our UC products are and will be integrated and increases in our support expenditures over time.

If our investments in, and strategic focus on, UC does not generate incremental revenue, our business, financial condition, and results of operations could be materially adversely affected.

If we fail to accurately match production to demand, or our suppliers fail to timely provide quality components or services, our business, reputation and results of operations may be materially adversely harmed.

Our industry is characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short-term customer commitments, and changes in demand. Production levels are forecasted based on anticipated and historic product demand. Actual demand depends on many factors and may vary significantly from our forecasts. We will lose opportunities to increase revenues and profits and may incur late delivery penalties if we underestimate the demands of our customers.

Conversely, overestimating demand could result in higher inventories of raw materials, components, and sub-assemblies ("materials and components") and finished products, which may later require us to write off all or a material portion of our inventories. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and we write down to the lower of cost or market value the excess and obsolete inventory, which may have an adverse effect on our results of operations.

Our growth and ability to meet customer demand also depends in part on our ability to timely obtain sufficient quantities of materials, components, and finished products of acceptable quality at acceptable prices. We buy materials and components from a variety of suppliers and assemble them into finished products. In addition, certain of our products and key portions of our products lines are manufactured for us by third party original design and contract manufacturers ("ODMs"). The cost, quality, and availability of the services, components, and materials these ODMs and third parties supply are essential to our success and our reliance on these ODMs and third parties involves significant risks, including the following:

•
We obtain certain materials and components and finished products from specific suppliers and ODMs, including a majority of our Bluetooth products, from GoerTek, Inc. These suppliers deliver materials or acquire components and ODMs build products based on demand information we periodically provide, typically covering periods of up to 13 weeks. Consistent with industry practice, we acquire materials and components through a combination of purchase orders, supplier contracts, and open orders. Because our markets are competitive and subject to rapid technology and price changes, there exists a risk that we will forecast inaccurately and order or produce excess or insufficient quantities of materials and components, or that we may not fully utilize materials and components subject to firm purchase commitments, resulting in adverse purchase commitment charges.

•
Suppliers and ODMs may choose to discontinue supplying materials and components or finished products for a variety of reasons, which may (i) be difficult, time-consuming, or costly to replace, (ii) force us to redesign or end-of-life certain products, (iii) delay manufacturing or render us unable to meet customer demand, or (iv) require us to make large last-time buys in excess of our short-term needs, for which materials and components are held in inventory for extended periods of time. Consequently, if one or more suppliers or ODMs is unable or unwilling to meet our demand, delivery, or price requirements, our business and operating results could be materially and adversely affected.

•
Although we prefer to use standard materials and components in our products, the high development costs associated with existing and emerging wireless and other technologies may require us to work with a single source for silicon chips, chip-sets, or other materials and components in a particular product or because viable alternate sources for these items may not be readily available. Moreover, lead times are particularly long for silicon-based components incorporating radio frequency and digital signal processing technologies and such materials and components make up an increasingly larger portion of our product costs.  In particular, many consumer product orders have shorter lead times than component lead times, making it increasingly necessary to carry more inventory in anticipation of orders, which may not materialize.

•
A substantial portion of the materials and components used in our products are provided by our suppliers on consignment. As such, we do not take title to the materials and components until they are consumed in the production process. Prior to consumption, title and risk of loss remains solely with the suppliers. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. However, if we purchase all or a material portion of the consigned materials and components, we could incur unanticipated expenses, including write-downs for excess and obsolete inventory, which, if material, could negatively affect our business and financial results.

•
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission ("SEC") adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional European requirements could affect the sourcing and availability of metals used in the manufacture of a number of parts contained in our products. For example, these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby constraining our ability to obtain materials and components in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may be unable to conclusively verify the origins of all metals used in our products. We may suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, we have and will continue to incur costs associated with compliance, including time-consuming and costly efforts to determine the source of minerals used in our products. The first report is due on June 2, 2014 for the 2013 calendar year.

•
Rapid increases in production levels to meet unanticipated demand for our products could result in higher costs for materials and components, increased expenditures for freight to expedite delivery of required materials, and higher overtime costs and other expenses, which could reduce our profit margins. Further, if production is increased rapidly, manufacturing yields may decrease, which may also reduce our margins.

•
Periodically, we or our competitors announce new products, capabilities, or technologies that may replace or shorten the life cycles of our products or cause customers to defer or stop purchasing our products until new products become available. Additionally, new product announcements may incite customers to increase purchases of successful legacy products as part of a last-time buy strategy, thereby increasing sales in the short-term while decreasing future sales by delaying adoption of new products. These risks increase the difficulty of accurately forecasting demand for discontinued products and new products. Accordingly, we must effectively manage inventory levels during the transition to ensure an adequate supply of the new product and avoid retention of excess legacy product. Our failure to effectively manage transitions from old to new products could result in inventory obsolescence and loss of revenue and associated gross profit.

Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

Prices of certain raw materials, components, semiconductors, and sub-assemblies may rise depending upon global market conditions which may adversely affect our margins.

We have experienced and expect to continue to experience volatility in prices from our suppliers, particularly in light of the price fluctuations of oil, gold, copper, and other materials and components in the U.S. and around the world. We expect to continue experiencing volatility, which could negatively affect our profitability or market share. If we are unable to pass cost increases on to our customers or to achieve operating efficiencies that offset these increases, our business, financial condition, and results of operations may be materially and adversely affected.

We have strong competitors and expect to face additional competition in the future. If we are unable to compete effectively, our results of operations may be adversely affected.

All of the markets in which we sell our products are intensely competitive and market leadership has the potential to change as a result of new product introductions and pricing. We face pressure on our selling prices, sales terms and conditions, and in connection with product performance and functionality. Also, aggressive industry pricing practices may result in decreasing margins.

Currently, one of our primary competitors is GN Netcom, a subsidiary of GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate with whom we compete in the office, OCC, and consumer markets. We also experience competition from consumer electronics companies that manufacture and sell mobile phones or computer peripheral equipment. Many of our competitors are larger, offer broader product lines, may integrate their products with communications headset devices and adapters manufactured by them or others, offer products that are incompatible with our headsets, and have substantially greater financial, marketing, and other resources.

Competitors in audio devices vary by product line.  The most competitive product line is headsets for cell phones where we compete with GN's Jabra brand, Motorola, Samsung, LG, and Bose, among many others.  Many of these competitors have substantially greater resources than us, and each of them has established market positions in this business. In the UC and OCC markets, the largest competitors are GN, Sennheiser Communications, and Logitech. For the entertainment and computer audio markets, our primary competitors are Sennheiser, Logitech, Beats, LG, Jaybird, Motorola, and Bose.  For the gaming market, our primary competitors are Turtle Beach, Skullcandy, and Razer. We face additional competition from companies, principally located in the Asia Pacific region, which offer very low cost headset products, including products that are modeled on or are direct copies of our products, resulting in market pricing pressure. If market prices are substantially reduced by new entrants into the headset market, our business, financial condition, or results of operations could be materially and adversely affected.

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

The markets for our consumer products are volatile and our ability to compete successfully in one or more of these markets is subject to many risks.

The markets for our consumer products, which consist primarily of Bluetooth headsets, gaming, entertainment and computer audio headsets, are highly competitive and present many significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

•
The global market for mono Bluetooth headsets is shrinking, which is at least partially attributable to increasing integration of Bluetooth systems into automobiles. The market for stereo Bluetooth headsets is growing rapidly, although it is dominated by lifestyle brands. Our market share has been and is significantly larger in the mono market than in the stereo market and it remains unclear whether we will be able to sufficiently increase share in the stereo market in order to continue growing in the overall market for Bluetooth headsets.

•
Reductions in the number of suppliers participating in the Bluetooth market reduce our sourcing options and potentially increases our costs at a time when our ability to offset higher costs with corresponding product price increases is limited.

•
Difficulties retaining or obtaining shelf space and maintaining a robust and compelling eCommerce presence for consumer products in our sales channel, particularly with large "brick and mortar" retailers and Internet "etailers" as the market for mono Bluetooth headsets continues to contract.

•	The varying pace and scale of economic recovery and growth in many regions of the world creates uncertainty and unpredictability about the demand for consumer products.

•
The need to rapidly and frequently adopt new technology and changing market trends.  In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality that we expect will shorten product lifecycles.

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

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in USD, whereas a significant portion of our sales are transacted in other currencies, particularly the Euro and the GBP. Furthermore, fluctuations in foreign currency rates impact our global pricing strategy, resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with USD prices and to respond to currency-driven competitive pricing actions. Large or frequent fluctuations in foreign currency rates, coupled with the ease of identifying global price differences for our products via the Internet, increases pricing pressure as well as the likelihood of unauthorized third party sales in varying countries taking advantage of prices disparities, thereby undermining our established sales channels and operations. We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability.

Additionally, the majority of our suppliers are located internationally, principally in Asia. Accordingly, volatile or sustained increases or decreases in exchange rates of Asian currencies may result in increased costs or reductions in the number of suppliers qualified to meet our standards.

Although we hedge currency exchange rates exposures we deem material, changes in exchange rates may nonetheless still have a negative impact on our financial results. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

We hedge a portion of our Euro and GBP forecasted revenue exposures for the future, typically over 12-month periods. In addition, we hedge a portion of our Mexican Peso forecasted cost of revenues and we have foreign currency forward contracts denominated in Euros, GBP, and Australian Dollars that hedge against a portion of our foreign-currency denominated assets and liabilities. Our foreign currency hedging contracts reduce, but do not eliminate, the impact of currency exchange rate movements and we do not execute hedging contracts in all currencies in which we conduct business. There is no assurance that our hedging strategies will be effective. Additionally, even if our hedging techniques are successful in the periods during which the rates are hedged, our future revenues, gross profit, and profitability may be negatively affected both at current rates and by adverse fluctuations in currencies against the USD.

Our business will be materially adversely affected if we are unable to develop, manufacture, and market new products in response to changing customer requirements and new technologies.

The technology used in our products is evolving more rapidly now than in the past and we anticipate that this trend will continue. Historically, new products primarily offered stylistic changes and quality improvements rather than significant new technologies. Our increasing reliance and focus on the UC market has resulted in a growing number of our products that integrate complex, state-of-the-art technology, increasing the risks associated with new product ramp-up, including product performance and defects in the early stages of production.

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

In addition, innovative technologies such as UC have moved the platform for certain of our products from our customers' closed proprietary systems to open platforms such as the PC, smart phones and tablets. In turn, these devices have become more open as a result of technologies such as cloud computing and trends toward more open source software code development. As a result, the risk that current and potential competitors could enter our markets and commoditize our products by offering similar products has increased.

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

We own and operate a manufacturing facility in Tijuana, Mexico. We also have suppliers, contact manufacturers, and other vendors throughout Asia and generate a significant amount of our revenues from foreign customers.

Our international operations and sales expose us to various risks including, among others:

•	Fluctuations in foreign currency exchange rates

•	Cultural differences in the conduct of business

•	Greater difficulty in accounts receivable collection and longer collection periods

•	The impact of recessionary, volatile or adverse global economic conditions

•	Reduced protection for intellectual property rights in some countries

•	Unexpected changes in regulatory requirements

•	Tariffs and other trade barriers, particularly in developing nations such as Brazil, India, and others

•	Political conditions, health epidemics, civil unrest, or criminal activities within each country in which we operate

•	The management, operation, and expenses associated with an enterprise spread over various countries

•	The burden and administrative costs of complying with a wide variety of foreign laws and regulations

•	Currency restrictions

•	Compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act and the United Kingdom's Bribery Act

The above-listed and other inherent risks of international operations could materially and adversely affect our business, financial condition, and results of operations.

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

Also, we have begun implementing an authorization program in which distributors and resellers will be asked to enter into agreements or supplements to existing agreements in connection with the sale all or a portion of our products. Although this program is intended to provide us with greater insight into and control over our distribution channels, our partners may deem the program or the process of implementing the program difficult, time-consuming or disruptive, or the terms of the program or our agreements unacceptable. If any of these or other complications arise, it may adversely impact the number and quality of our distributors and resellers, which could materially adversely affect our business, financial condition, and results of operations.

We have recently re-implemented our enterprise resource planning system and we may experience difficulties operating our business as we work to stabilize the system.

Our project to re-implement our enterprise resource planning (“ERP”) system recently went live and our work to stabilize it continues. Our ERP system is critical to the tasks of gathering and aggregating information needed to manage our business, including accurately maintaining books and records, recording transactions, providing important information to management, preparing our financial statements, and forecasting future operations. The re-implementation of the ERP system carries certain risks, including the risk of significant design or deployment errors causing disruptions, delays, or deficiencies that could adversely affect our ability to process orders, ship products, procure products, materials or resources from our supply chain, provide services and customer support, send invoices and track expenses and payments, fulfill contractual obligations, timely and accurately close our books for financial reporting purposes, or otherwise operate our business. As a result, there is a risk that deficiencies could constitute significant deficiencies, or, in the aggregate, a material weakness in internal control over financial reporting. If this were to occur, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, or other adverse actions requiring us to incur litigation costs, pay fines, enter into settlements or become subject to judgments. This may cause investor perceptions to be adversely affected and potentially result in a decline in the market price of our stock.
Our estimates or judgments relating to critical accounting estimates are based on assumptions that can change or prove to be incorrect.

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	Revenue recognition and related allowances

•	Inventory valuation

•	Product warranty obligations

•	Income taxes

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management's time from our business.

Our success depends in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection and enforcement may not be available in every country in which our products and media properties are distributed to customers. The process of seeking intellectual property protection can be lengthy, expensive, and uncertain. For example, patents may not be issued in response to our applications, and any patents that may be issued may be invalidated, circumvented, or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. Furthermore, we may be countersued by an actual or alleged infringer if we attempt to enforce our intellectual property rights, which may materially increase our costs, divert management attention, and result in injunctive or financial damages being awarded against us. In addition, the rights granted under any intellectual property may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. If it is not feasible or possible to obtain, enforce, or protect our intellectual property rights, it could materially adversely affect our business, financial condition, and results of operations.

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

Since May 2011, we have repurchased in excess of 10 million shares of our common stock through multiple share repurchase programs authorized by our Board of Directors. In addition, in February 2014, we announced a new one million share repurchase program following completion of a one million share repurchase program approved in November 2013. Moreover, our Board of Directors has consistently declared quarterly dividends over the years.

Any determination to pay cash dividends at recent rates or at all, or authorization or continuance of any share repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all laws and applicable agreements. Additionally, there is no assurance that the quantities of stock repurchased will continue at recent historical levels or at all, or that our stock repurchase programs or dividend declarations will have a beneficial impact on our stock price. We may also decide to incur indebtedness to support our repurchases, dividends or other activities. Although we currently have sufficient reserves in our international entities to fund existing and future stock repurchase programs and dividends, repatriating all or a portion of our foreign cash would likely result in material tax obligations.

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

Our products must meet requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. For example, certain of our OCC products must meet local phone system standards. Certain of our wireless products must work within existing frequency ranges permitted in various jurisdictions. Moreover, competition for limited radio frequency bandwidth as a result of an increasing number of wireless products by us, our competitors, and other third party product manufacturers increases the risk of interference or diminished product performance. In particular, the release of a third party wireless device in the U.S. that operates in the unlicensed 903-928 megahertz radio frequency range using significantly higher power than the power used by our wireless products and those of many other users of the unlicensed frequency range may cause our wireless products to experience interference which, if material, may harm our reputation and adversely affect our sales.

As regulations and local laws change and competition increases, we must modify our products to address those changes. Regulatory restrictions and competition may increase the costs to design, manufacture, and sell our products, resulting in a decrease in our margins or a decrease in demand for our products if we attempt to pass along the costs. Compliance with regulatory restrictions and bandwidth limitations may impact the actual or perceived technical quality and capabilities of our products, reducing their marketability. In addition, if the products we supply to various jurisdictions or which are conveyed by customers or merchants into unauthorized jurisdictions fail to comply with the applicable local or regional regulations, our products might interfere with the proper operation of other devices, and we or consumers purchasing our products may be responsible for the damages that our products cause; thereby causing us to alter the performance of our products, pay substantial monetary damages or penalties, cause harm to our reputation, or cause us to suffer other adverse consequences.

We are exposed to potential lawsuits alleging defects in our products and other claims related to the use of our products.

The sales of our products expose us to the risk of product liability, including hearing loss claims. These claims have in the past been asserted against us. None of the previously resolved claims have materially affected our business, financial condition, or results of operations. Nevertheless, there is no guarantee that similar claims will not materially negatively impact our business or result in substantial damages, or both, in the future.

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

Our stock price may be volatile and the value of an investment in our stock could be diminished.

The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•	Uncertain global and regional economic and geopolitical conditions, including slow or stagnant growth, inflationary pressures, political or military unrest

•	Failure to meet our forecasts or the expectations and forecasts of securities analysts

•	Changes in our guidance or announced forecasts that may or may not be consistent with the expectations of analysts or investors

•	Quarterly variations in our or our competitors' results of operations and changes in market share

•	The announcement of new products, product enhancements, or partnerships by us or our competitors

•	Our ability to develop, introduce, ship, and support new products and product enhancements and manage product transitions

•	Repurchases of our common shares under our repurchase plans or public announcement of our intention not to repurchase our common shares

•	Our decision to declare dividends or increase or decrease dividends over historical rates

•	The loss of services of one or more of our executive officers or other key employees

•	Changes in earnings estimates, recommendations, or ratings by securities analysts or a reduction in the number of analysts following our stock

•	Developments in our industry, including new or increased enforcement of existing governmental regulations related to our products and new or revised communications standards

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

As a result of past acquisitions we have $16.2 million of goodwill and other intangible assets on our consolidated balance sheet as of March 31, 2014.  It is impossible at this time to determine if any future impairment charge would result or, if it does, whether such charge related to these assets would be material. If such a charge is necessary, it may have a material adverse effect our financial results.

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

We have consumed and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective. If this were to occur, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments, and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California.  Our facilities are located throughout the Americas, Europe, and Asia.  The table below lists the major facilities owned or leased as of March 31, 2014:

Location	Square Footage	Lease/Own	Primary Use
Chattanooga, Tennessee	10,125	Own	Light Assembly, Sales and Marketing, Engineering, Administration, and TAC (Technical Assistance Center)
Hoofddorp, Netherlands	14,788	Lease	Administrative and TAC
San Diego, California	23,368	Lease	Industrial and Office Space
Santa Cruz, California	79,253	Own	Sales and Marketing, Engineering, Administration
Santa Cruz, California	44,183	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	39,892	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	20,325	Lease	Light Assembly, Sales, Engineering, Administration
Suzhou, China	42,012	Lease	Sales, Administration, Design Center, Quality, TAC
Tijuana, Mexico	792,304	Own	Engineering, Assembly, Administration, Logistic and Distribution Center, Design Center, Call Center, and TAC.
Wootton Bassett, UK	21,824	Own	Main Building Sales, Engineering, Administration
Wootton Bassett, UK	15,970	Own	Currently leased to a third party

ITEM 3.  LEGAL PROCEEDINGS

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

In March 2014, the Company settled pending patent litigation with Aliph, Inc. and AliphCom, Inc. (collectively, “Aliph”).  As part of this settlement, the Company granted to Aliph a non-exclusive, non-transferable license under the licensed patent and released Aliph from all claims in exchange for a settlement payment of $8 million, payable in four equal installments of $2 million each, commencing in May 2014 and ending in January 2015.  The Company will recognize the gain upon receipt of the settlement proceeds, net of immaterial legal contingency fees, within operating income.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol “PLT”.  The following table sets forth the low and high sales prices as reported on the NYSE for each period indicated:

	Low	High
Fiscal Year 2014
First Quarter	$41.52	$47.00
Second Quarter	$42.94	$48.03
Third Quarter	$42.09	$49.56
Fourth Quarter	$41.41	$46.48
Fiscal Year 2013
First Quarter	$28.95	$40.80
Second Quarter	$31.31	$37.66
Third Quarter	$31.30	$37.29
Fourth Quarter	$36.87	$45.61

As of April 26, 2014, there were approximately 50 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners, but we believe it is significantly higher than the number of record holders.  On March 28, 2014, the last trading day of fiscal year 2014, the last sale reported on the NYSE for our common stock was $43.12 per share.

Cash Dividends

Quarterly dividends paid per share in fiscal years 2014 and 2013 were $0.10, resulting in total payments of $17.4 million and $17.1 million, respectively. On April 29, 2014, the Audit Committee approved the payment of a dividend of $0.15 per share on June 10, 2014 to holders of record on May 20, 2014.  We expect to continue paying a quarterly dividend of $0.15 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors each quarter after its review of our financial performance and financial position.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of fiscal year 2014:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
December 29, 2013 to January 25, 2014	165,936	[3]	$44.94	165,100	434,900
January 26, 2014 to March 1, 2014	450,630	[4]	$42.44	446,900	988,000
March 2, 2014 to March 29, 2014	55,759	[5]	$45.25	55,500	932,500

[1]	On February 20, 2014, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

[2]	"Average Price Paid per Share" reflects only our open market repurchases of common stock.

[3]	Includes 836 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[4]	Includes 3,730 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[5]	Includes 259 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[6]	These shares reflect the available shares authorized for repurchase under the November 11, 2013 and February 20, 2014 programs.

Refer to Note 10, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

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

	Fiscal Year Ended March 31,
	2014	2013 [1]	2012	2011 [2,3]	2010 [2,4]
	($ in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues	$818,607	$762,226	$713,368	$683,602	$613,837
Operating income	$140,124	$138,097	$141,353	$140,712	$97,635
Operating margin	17.1%	18.1%	19.8%	20.6%	15.9%
Income from continuing operations	$141,139	$138,425	$142,602	$140,656	$100,740
Income from continuing operations, net of tax	$112,417	$106,402	$109,036	$109,243	$76,453
Basic earnings per share - continuing operations	$2.65	$2.55	$2.48	$2.29	$1.58
Diluted earnings per share - continuing operations	$2.59	$2.49	$2.41	$2.21	$1.55
Loss on discontinued operations, net of tax	$—	$—	$—	$—	$(19,075)
Cash dividends declared per common share	$0.40	$0.40	$0.20	$0.20	$0.20
Shares used in basic per share calculations	42,452	41,748	44,023	47,713	48,504
Shares used in diluted per share calculations	43,364	42,738	45,265	49,344	49,331
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$335,421	$345,357	$334,512	$429,956	$369,192
Total assets	$811,815	$764,605	$672,470	$744,647	$655,351
Revolving line of credit	$—	$—	$37,000	$—	$—
Other long-term obligations	$15,544	$12,930	$13,360	$12,667	$13,850
Total stockholders' equity	$698,664	$646,447	$527,244	$634,852	$571,334
OTHER DATA:
Cash provided by operating activities	$141,491	$125,501	$140,448	$158,232	$143,729

[1]
We initiated a restructuring plan during the third quarter of fiscal year 2013. Under the plan, we reallocated costs by eliminating certain positions in the US., Mexico, China, and Europe, and transitioned some of these positions to lower cost locations. As part of this plan, we also plan to vacate a portion of a leased facility at our corporate headquarters in the first quarter of fiscal year 2014. The pre-tax charges incurred during fiscal year 2013 included $1.9 million for severance and related benefits and an immaterial amount of accelerated amortization on leasehold assets with no alternative future use. We incurred an immaterial amount of lease termination costs when we exited the facility in the first quarter of fiscal year 2014. The restructuring plan was substantially complete at the end of the first quarter of fiscal year 2014.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the sections entitled "Certain Forward Looking Information" and "Risk Factors" above for discussions of the uncertainties, risks, and assumptions associated with these statements.  Our fiscal year-end financial reporting periods end on the Saturday closest to March 31st.  Fiscal years 2014, 2013, and 2012 each had 52 weeks and ended on March 29, 2014, March 30, 2013, and March 31, 2012, respectively.  For purposes of presentation, we have indicated our accounting fiscal year as ending on March 31.

OVERVIEW

We are a leading designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, other communication endpoints, and accessories for the worldwide business and consumer markets under the Plantronics brand.  In addition, under our Clarity brand we manufacture and market specialty telephone products, such as telephones for the hearing impaired, and other related products for people with special communication needs.

Our priorities during fiscal year 2014 were to deliver profitable growth in Unified Communications ("UC") and all other areas of our business, extend our brand, expand our consumer reach, scale for growth, and optimize our culture. To execute on the first two priorities, our operating plan for the fiscal year included significant new investments in our global sales force and research and development capabilities, which have largely occurred. To expand our consumer reach, our fiscal year 2014 product development roadmap included the launches of new products targeted toward the fastest-growing segments of the consumer headset market, such as the stereo headset market, as well as development efforts for additional new consumer products to be launched in fiscal year 2015 and beyond. We made major capital investments in our infrastructure to scale for growth with a new manufacturing facility in Tijuana, Mexico and a reimplementation of our global ERP system. We also invested in our workspaces around the world to enable Smarter Working and promote innovation, productivity and employee well-being.

Net revenues increased to $818.6 million in fiscal year 2014, growing 7.4% over the prior year. UC product revenues increased, growing by 26.7% over the prior year to $165.8 million. We believe our innovation and breakthroughs in contextual intelligence and other product features and enhancements spurred this growth. Our increased investments in research and development versus a year ago yielded increased functionality for UC endpoints and successful launches of new consumer products in key markets.

We also continued to invest in our global sales force in order to bring these and other products to the marketplace. Despite macroeconomic headwinds in some of our key markets, we achieved strong financial results, delivering $112.4 million in net income, representing approximately 14% of our net revenues.

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

In fiscal year 2014, we built on the traction gained during fiscal year 2013 in our Bluetooth product portfolio, which included Voyager Legend and Marque in the mono Bluetooth category, and BackBeat GO 2 in the stereo Bluetooth category. These products led a strong performance across our Mobile Bluetooth portfolio in the year, allowing us to participate fully in market opportunities around the world. We believe we gained share in both stereo and mono Bluetooth categories during fiscal year 2014 and we anticipate that our planned investments in these categories will help position us to maintain or grow share as opportunities in these markets continue to expand.

Integral to our core research and development in fiscal year 2014 were investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed, and development of value-added software applications for business users. We believe these investments in software development will help us to differentiate our products and maintain long-term gross margins within our business model. We continue to strengthen our strategic partnerships with Unified Communications platform suppliers to maintain compatibility of our products with all major platforms as UC usage becomes an essential part of a the enterprise communications landscape.

Looking forward to fiscal year 2015, we continue to believe that UC is a key long-term driver of revenue and profit growth. We remain cautious about the macroeconomic environment but note the general improvement in the worldwide economy. We will continue to invest prudently in our long-term growth opportunities. We will continue focusing on innovative product development through our core research and development efforts. We will also continue to grow our sales force and increase marketing and other customer service and support as we expand key strategic partnerships to market our UC products. We believe we have an excellent position in the market and a well-deserved reputation for quality and service that we will continually strive to earn through ongoing investment and strong execution.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the consolidated statements of operations data.  The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

(in thousands)	Fiscal Year Ended March 31,
	2014		2013		2012
Net revenues	$818,607	100.0%	$762,226	100.0%	$713,368	100.0%
Cost of revenues	391,979	47.9%	359,045	47.1%	329,017	46.1%
Gross profit	426,628	52.1%	403,181	52.9%	384,351	53.9%
Operating expenses:
Research, development and engineering	84,781	10.4%	80,373	10.5%	69,664	9.8%
Selling, general and administrative	201,176	24.6%	182,445	23.9%	173,334	24.3%
Restructuring and other related charges	547	0.1%	2,266	0.3%	—	—%
Total operating expenses	286,504	35.0%	265,084	34.8%	242,998	34.1%
Operating income	140,124	17.1%	138,097	18.1%	141,353	19.8%
Interest and other income (expense), net	1,015	0.1%	328	—%	1,249	0.2%
Income before income taxes	141,139	17.2%	138,425	18.2%	142,602	20.0%
Income tax expense	28,722	3.5%	32,023	4.2%	33,566	4.7%
Net income	$112,417	13.7%	$106,402	14.0%	$109,036	15.3%

Net Revenues

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2013	Change		March 31, 2013	March 31, 2012	Change
Net revenues:
OCC	$588,265	$549,301	$38,964	7.1%	$549,301	$531,709	$17,592	3.3%
Mobile	186,206	163,460	22,746	13.9%	163,460	131,825	31,635	24.0%
Gaming and Computer Audio	29,674	30,747	(1,073)	(3.5)%	30,747	31,855	(1,108)	(3.5)%
Clarity	14,462	18,718	(4,256)	(22.7)%	18,718	17,979	739	4.1%
Total net revenues	$818,607	$762,226	$56,381	7.4%	$762,226	$713,368	$48,858	6.8%

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

Our net revenues increased in fiscal year 2014 compared to fiscal year 2013 driven by growth in OCC revenues, which was mainly attributable to growth in demand for UC products, although our core OCC business also grew slightly. We also enjoyed substantial growth in Mobile product revenues as a result of our stronger portfolio of Mobile products, which drove strong double-digit growth in the Americas. A weaker U.S. Dollar ("USD") compared to the Euro ("EUR") and British Pound Sterling ("GBP") increased net revenues by approximately $2.3 million in fiscal year 2014 compared to fiscal year 2013, net of the effects of hedging.

Our net revenues increased in fiscal year 2013 compared to fiscal year 2012 driven by growth in Mobile product revenues as a result of our stronger portfolio of Mobile products and increased demand attributable to hands-free laws enacted in the People's Republic of China (PRC) during the fiscal year. OCC product revenues also increased, primarily as a result of growth in demand for UC.  Unfavorable foreign exchange fluctuations in the EUR and GBP reduced net revenues by approximately $6.1 million in fiscal year 2013 compared to fiscal year 2012, net of the effects of hedging.

Geographic Information

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2013	Change		March 31, 2013	March 31, 2012	Change
Net revenues:
United States	$475,278	$436,447	$38,831	8.9%	$436,447	$406,233	$30,214	7.4%
As a percentage of net revenues	58.1%	57.3%			57.3%	56.9%
Europe and Africa	195,385	181,439	13,946	7.7%	181,439	177,157	4,282	2.4%
Asia Pacific	94,455	92,193	2,262	2.5%	92,193	78,853	13,340	16.9%
Americas, excluding United States	53,489	52,147	1,342	2.6%	52,147	51,125	1,022	2.0%
Total international net revenues	343,329	325,779	17,550	5.4%	325,779	307,135	18,644	6.1%
As a percentage of net revenues	41.9%	42.7%			42.7%	43.1%
Total net revenues	$818,607	$762,226	$56,381	7.4%	$762,226	$713,368	$48,858	6.8%

As a percentage of total net revenues, U.S. net revenues increased slightly in fiscal year 2014 compared to fiscal year 2013, with international revenues, as a percentage of total net revenues, correspondingly decreasing. The increase in absolute dollars in U.S. net revenues resulted in roughly equal measure from increased OCC net revenues due to continued growth in demand for UC and increased Mobile revenues as a result of an improved product portfolio. The increase in absolute dollars in international revenues was also due almost entirely to increased OCC net revenues due to continued growth in demand for UC. A weaker US Dollar compared to the EUR and GBP resulted in increased international net revenues of approximately $2.3 million in fiscal year 2014 compared to fiscal year 2013, net of the effects of hedging.

As a percentage of total net revenues, U.S. net revenues remained flat in fiscal year 2013 compared to fiscal year 2012. As a percentage of total net revenues, international net revenues also remained flat in fiscal year 2013 compared to fiscal year 2012. The increase in absolute dollars in U.S. net revenues resulted from increased OCC net revenues due to continued growth in demand for UC. The increase in absolute dollars in international revenues was due primarily to increased Mobile net revenues, driven mainly by increased demand attributable to hands-free laws enacted in the PRC during the fiscal year and to a lesser extent, the benefit of a stronger portfolio, especially in Europe and Africa. International revenues were reduced by approximately $6.1 million in fiscal year 2013 compared to fiscal year 2012, due to unfavorable foreign exchange fluctuations in the EUR and GBP, net of the effects of hedging.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2013	Change		March 31, 2013	March 31, 2012	Change
Net revenues	$818,607	$762,226	$56,381	7.4%	$762,226	$713,368	$48,858	6.8%
Cost of revenues	391,979	359,045	32,934	9.2%	359,045	329,017	30,028	9.1%
Gross profit	$426,628	$403,181	$23,447	5.8%	$403,181	$384,351	$18,830	4.9%
Gross profit %	52.1%	52.9%			52.9%	53.9%

The increase in gross profit in fiscal year 2014 compared to fiscal year 2013 was due primarily to the increase in net revenues. As a percentage of net revenues, gross profit decreased primarily from our UC revenues growing faster than our overall OCC revenues. UC products carry lower margins than our other OCC products. Secondarily, revenues from Mobile products, which carry lower margins than our weighted average margin, grew faster than our overall revenues.

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

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2013	Change		March 31, 2013	March 31, 2012	Change
Research, development and engineering	$84,781	$80,373	$4,408	5.5%	$80,373	$69,664	$10,709	15.4%
% of total net revenues	10.4%	10.5%			10.5%	9.8%

The increase in research, development and engineering expenses in fiscal year 2014 compared to fiscal year 2013 was due primarily to $4.0 million in headcount-related costs, including increased salary expense, and performance-based compensation, including an increase to equity-based compensation resulting from restricted stock grants made after May 2013 which vest over three years, compared to restricted stock granted prior to May 2013 which vests over four years.

The increase in research, development and engineering expenses in fiscal year 2013 compared to fiscal year 2012 was due primarily to $9.1 million in headcount-related costs, including increased salary expense, higher levels of performance-based compensation related to stronger achievement against targets and, to a lesser extent, various other support costs related to higher headcount.

Selling, General, and Administrative

Selling, general, and administrative expense consists primarily of compensation costs, marketing costs, travel expenses, professional service fees, and allocations of overhead expenses, including IT, facilities, and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2013	Change		March 31, 2013	March 31, 2012	Change
Selling, general and administrative	$201,176	$182,445	$18,731	10.3%	$182,445	$173,334	$9,111	5.3%
% of total net revenues	24.6%	23.9%			23.9%	24.3%

The increase in selling, general and administrative expenses in fiscal year 2014 compared to fiscal year 2013 was due primarily to $12.7 million in higher costs resulting from increased headcount, mainly resulting from our investment in Plantronics' global sales presence, and from higher performance-based compensation, including sales commissions, reflecting higher net revenues and higher overall achievement against targets. We also made investments in marketing programs of $4.6 million, including product launch activities and brand awareness campaigns.

The increase in selling, general and administrative expenses in fiscal year 2013 compared to fiscal year 2012 was due primarily to $9.3 million in higher compensation costs resulting from increased headcount, mainly resulting from our investment in Plantronics' global sales presence, and from higher performance-based compensation, including sales commissions, reflecting higher net revenues and higher overall achievement against targets. We also made investments in marketing programs of $3.7 million, including product launch activities and brand awareness campaigns.

Restructuring and Other Related Charges

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2013	Change		March 31, 2013	March 31, 2012	Change
Restructuring and other related charges	$547	$2,266	$(1,719)	(75.9)%	$2,266	$—	$2,266	100.0%
% of total net revenues	0.1%	0.3%			0.3%	—%

We initiated a restructuring plan during the third quarter of fiscal year 2013.  Under the plan, we eliminated certain positions in the U.S., Mexico, China, and Europe, and transitioned some of these positions to lower cost locations.  We also vacated a portion of a leased facility at our corporate headquarters in the first quarter of fiscal year 2014.  We incurred total pre-tax charges of approximately $2.8 million in connection with this plan. Going forward, savings from this plan will allow us to increase investments in areas that we believe will improve our business growth, particularly sales and marketing, by $4.0 million annually.

The pre-tax charges incurred during fiscal year 2013 included $1.9 million for severance and related benefits and an immaterial amount of accelerated amortization expense on leasehold improvement assets with no alternative future use. We recorded an immaterial amount for lease termination costs and the remaining accelerated depreciation on leasehold improvements when we exited the facility in the first quarter of fiscal year 2014.  The plan was substantially complete by the end of the first quarter of fiscal year 2014.

Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2013	Change		March 31, 2013	March 31, 2012	Change
Income before income taxes	$141,139	$138,425	$2,714	2.0%	$138,425	$142,602	$(4,177)	(2.9)%
Income tax expense	28,722	32,023	(3,301)	(10.3)%	32,023	33,566	(1,543)	(4.6)%
Net income	$112,417	$106,402	$6,015	5.7%	$106,402	$109,036	$(2,634)	(2.4)%
Effective tax rate	20.4%	23.1%			23.1%	23.5%

In comparison to fiscal year 2013, the decrease in the effective tax rate for fiscal year 2014 was due primarily to changes in Mexican tax law that resulted in the reversal of a valuation allowance, a deduction for qualifying domestic production activities, and the generation of a foreign tax credit carryover, offset by a decrease in the benefit from the U.S. federal research tax credit. The U.S. federal research tax credit expired December 31, 2013 and was therefore only available for three quarters in our fiscal year 2014, compared to fiscal year 2013, which included a full five quarters of benefit. Five quarters of benefit was recorded in fiscal year 2013 due to the timing of the retroactive reinstatement of the U.S. federal research tax credit. On January 2, 2013, the American Taxpayer Relief Act of 2012, which included a provision that retroactively extended the federal tax research credit to January 1, 2012 for two years, was signed into law. We recognized an approximate $1.8 million discrete tax benefit in the fourth quarter of fiscal year 2013 for the previously expired period from January 1, 2012 to December 31, 2012.

In comparison to fiscal year 2012, the decrease in the effective tax rate for fiscal year 2013, as described above, was due primarily to the increased benefit from the U.S. federal research tax credit in fiscal 2013 offset by a smaller proportion of income earned in foreign jurisdictions that is taxed at lower rates.

Our effective tax rate for fiscal years 2014, 2013, and 2012 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income, which could result in a valuation allowance being required.

We had $12.6 million of unrecognized tax benefits as of March 31, 2014 compared to $11.1 million and $11.1 million as of March 31, 2013 and 2012, respectively. The unrecognized tax benefits as of the end of fiscal year 2014 would favorably impact the effective tax rate in future periods, if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2014, we had approximately $1.7 million of accrued interest related to uncertain tax positions, compared to $2.0 million and $1.7 million as of March 31, 2013 and 2012, respectively. No penalties have been accrued.

The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities.  Currently, we cannot reasonably estimate the amount of reductions, if any, during the next twelve months.

We and our subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S. We are currently under examination by the Internal Revenue Service for our 2010 tax year. The California Franchise Tax Board completed its examination of our 2007 and 2008 tax years. We received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2007, except the United Kingdom for which tax matters have been concluded for tax years prior to fiscal year 2013.

FINANCIAL CONDITION

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in thousands)	Fiscal Year Ended March 31,			Change
Total cash provided by (used for):	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Operating activities	$141,491	$125,501	$140,448	$15,990	$(14,947)
Investing activities	(57,971)	(58,928)	(9,415)	957	(49,513)
Financing activities	(80,534)	(46,463)	(198,261)	(34,071)	151,798
Effect of exchange rate changes on cash and cash equivalents	942	(669)	(810)	1,611	141
Net increase (decrease) in cash and cash equivalents	$3,928	$19,441	$(68,038)

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

Operating Activities

Net cash provided by operating activities during the year ended March 31, 2014 increased from the prior year due to the following:

•	An increase in net income

•	An increase in non-cash adjustments to net income, primarily stock-based compensation and reserve requirements for excess and obsolete inventories

•
A decrease in inventories resulting from higher shipments during the period as compared to the same period in the prior year, which was driven by increased sales, coupled with the depletion of last time buy inventories.

These increases were partially offset by a decrease in accounts payable resulting primarily from the timing of payments in fiscal year 2014 compared to fiscal year 2013.

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

Investing Activities

Net cash used for investing activities during the year ended March 31, 2014 decreased from the year ended March 31, 2013 due to a decrease in net cash used for purchases of investments, partially offset by an increase in capital expenditures related primarily to the purchase of a new manufacturing facility in Tijuana, Mexico and costs incurred to commence implementation of a new enterprise resource planning ("ERP") system.

Net cash used for investing activities during the year ended March 31, 2013 increased from the year ended March 31, 2012 due to the following:

•	An increase in purchases of short- and long-term investments

•	An increase in capital expenditures related primarily to the purchase of a new manufacturing facility in Tijuana, Mexico and costs incurred to commence implementation of a new ERP system

•	The acquisition of all the equity interests in Tonalite B.V. ("Tonalite"), a product and design company specializing in wireless wearable products and miniaturization technology

We anticipate our capital expenditures in fiscal year 2015 to range from $25.0 million to $30.0 million, related to costs associated with the purchase and related construction of a new Smarter Working office at our European headquarters site in the Netherlands as well as costs associated with building and leasehold improvements at our U.S. headquarters and our facility in Mexico. In addition, we will continue to incur costs related to the implementation of a new ERP system, which we expect to place in service in the first quarter of our fiscal year 2015, and other IT-related expenditures. The remainder of the anticipated capital expenditures for fiscal year 2015 consists primarily of capital investment in our manufacturing capabilities, including tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities during the year ended March 31, 2014 increased from the year ended March 31, 2013 due to the following:

•	An increase in the level of common stock repurchases

•	A net decrease in proceeds from issuances of stock under equity plans

This increase was partially offset by a decrease in repayments on our revolving line of credit, which we paid off in full in the fourth quarter of fiscal year 2013.

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

On April 29, 2014, we announced that our Audit Committee had declared a cash dividend of $0.15 per share of our common stock, payable on June 10, 2014 to stockholders of record at the close of business on May 20, 2014.  This represents a 50% increase of the per share cash dividend amount in comparison to historical levels. We expect to continue paying a quarterly dividend of $0.15 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash uses have historically been for repurchases of our common stock.  At March 31, 2014, we had working capital of $458.7 million, including $335.4 million of cash, cash equivalents, and short-term investments, compared to working capital of $463.0 million, including $345.4 million of cash, cash equivalents, and short-term investments at March 31, 2013.  The decrease in working capital at March 31, 2014 compared to March 31, 2013 results from the decrease in inventory due primarily to a higher inventory turns as well as a decrease in short-term investments due to a shift to increased purchases of long-term investments during the fiscal year ended March 31, 2014.

Our cash and cash equivalents as of March 31, 2014 consist of Mutual Funds and bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.   As of March 31, 2014, of our $335.4 million of cash, cash equivalents, and short-term investments, $17.3 million is held domestically while $318.2 million is held by foreign subsidiaries. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

Our investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of March 31, 2014, our investments are composed of Mutual Funds, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposit ("CDs").

From time to time, our Board authorizes programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions, including ASR agreements. The following table summarizes our repurchase of common stock as part of these publicly announced repurchase programs as well as share withheld in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans:

(in millions except share data)	Fiscal Year Ended March 31,
	2014	2013	2012
Repurchase of common stock:
Shares	1,949,407	751,706	8,027,287
Cost	$85.7	$23.9	$273.8

Employees' tax withheld and paid for restricted stock and restricted stock units:
Shares	138,022	93,206	74,732
Cost	$6.2	$3.0	$2.6

As of March 31, 2014, there were a total of 932,500 remaining shares authorized for repurchase, all of which are under our program approved by the Board of Directors on February 20, 2014. Refer to Note 10, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Form 10-K for more information regarding our stock repurchase programs.

We had no retirements of treasury stock in fiscal year 2014. On January 2, 2013 and December 28, 2011 we retired 5,398,376 and 5,000,000 shares of treasury stock, respectively, which were returned to the status of authorized but unissued shares.  These were non-cash equity transactions under which the cost of the reacquired shares was recorded as a reduction to both retained earnings and treasury stock.

In May 2011, we entered into a Credit Agreement with Wells Fargo Bank, National Association ("the Bank"), as most recently amended in January 2014 to extend its term to May 2017 (as amended, "the Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("the line of credit") to augment our financial flexibility and, if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Any outstanding principal, together with accrued and unpaid interest, is due on the amended maturity date of May 9, 2017 and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of March 31, 2014, we had no outstanding borrowings under the line of credit. Loans under the Credit Agreement bear interest at our election (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum, or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	Maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA")

•	Minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA

We were in compliance with these financial covenant ratios as of March 31, 2014.

In addition, we and our subsidiaries are required to maintain, on a consolidated basis, unrestricted cash, cash equivalents, and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions, and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, and bankruptcy and insolvency events involving us or any of our subsidiaries. As of March 31, 2014, we were in compliance with all covenants under the line of credit.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2014 and 2013, we had off-balance sheet consigned inventories of $40.0 million and $31.3 million, respectively.

The following table summarizes our future contractual obligations as of March 31, 2014 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$7,585	$3,193	$2,483	$1,069	$840
Unconditional purchase obligations	163,868	163,586	282	—	—
Total contractual cash obligations	$171,453	$166,779	$2,765	$1,069	$840

Operating Leases

We lease certain facilities under operating leases expiring through our fiscal year 2023. Certain of these leases provide for renewal options for periods ranging from one to three years and in the normal course of business, we exercise the renewal options.

Unconditional Purchase Obligations

We utilize several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 31, 2014, we had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $163.9 million, all of which we expect to consume in the normal course of business.

Unrecognized Tax Benefits

As of March 31, 2014, long-term income taxes payable reported on our consolidated balance sheet included unrecognized tax benefits and related interest of $12.6 million and $1.7 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits and they are not included in the contractual obligations table above.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next twelve months.

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

We have not made any material changes in the accounting methodology we use to measure sales return reserves or incentive allowances during the past three fiscal years. Substantially all credits associated with these activities are processed within the following fiscal year, and therefore, do not require subjective long-term estimates; however, if actual results are not consistent with the assumptions and estimates used, we may be exposed to losses or gains that could be material. If we increased our estimate as of March 31, 2014 by a hypothetical 10%, our sales returns reserve and sales incentive allowance would have increased by approximately $0.6 million and $1.5 million, respectively. Net of the estimated value of the inventory that would be returned, this would have decreased gross profit and net income by approximately $2.0 million and $1.6 million, respectively.

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE"), if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, we allocate revenue to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Revenue recognized for the software portion of multiple element arrangements was less than 1% of total net revenues for the years ended March 31, 2014 and 2013. As of March 31, 2014 and 2013, total deferred revenue related to the software portion of multiple-element arrangements was $3.0 million and $3.1 million, respectively.

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

We have not made any material changes in the accounting methodology we use to estimate our inventory write-downs or adverse purchase commitments during the past three fiscal years. If the demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of our inventory, we may be required to record additional inventory write-downs or adverse purchase commitments, which would negatively affect our results of operations in the period the write-downs or adverse purchase commitments were recorded. If we increased our inventory reserve and adverse purchase commitment reserve estimates as of March 31, 2014 by a hypothetical 10%, the reserves and cost of revenues would have each increased by approximately $0.7 million and our net income would have been reduced by approximately $0.6 million.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. Factors that affect the warranty obligation include product failure rates, estimated return rates, material usage, and service related costs incurred in correcting product failures. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. If we increased our warranty obligation estimate as of March 31, 2014 by a hypothetical 10%, our obligation and the associated cost of revenues would have each increased by approximately $0.8 million and our net income would have been reduced by approximately $0.6 million.

Income Taxes

We are subject to income taxes in the U.S. and foreign jurisdictions and our income tax returns are periodically audited by domestic and foreign tax authorities. These audits may include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years may be subject to audit by various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for such exposures. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding the presentation of unrecognized tax benefits. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013. The adoption is not expected to have a material impact on our results of operations or financial position.

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

INTEREST RATE AND MARKET RISK

As of March 31, 2014 and 2013, we reported the following balances in cash and cash equivalents, short-term investments, and long-term investments:

	March 31,
(in millions)	2014	2013
Cash and cash equivalents	$232.7	$228.8
Short-term investments	$102.7	$116.6
Long-term investments	$100.3	$80.3

As of March 31, 2014, our investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposit ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investments. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the years ended March 31, 2014 and 2013.

Interest rates were relatively unchanged in the year ended March 31, 2014 compared to the prior year. During the year ended March 31, 2014, we generated approximately $1.5 million of interest income from our portfolio of cash equivalents and investments, compared to $1.3 million in fiscal year 2013. During the years ended March 31, 2014 and 2013, we did not incur a significant amount of interest expense due to outstanding balances under our revolving line of credit. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income or expense.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to currency fluctuations, primarily in the Euro ("EUR"), British Pound Sterling ("GBP"), Australian Dollar ("AUD"), Mexican Peso ("MXN"), and the Chinese Renminbi ("RMB"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MXN denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issue derivative financial instruments for speculative trading purposes.

We experienced immaterial net foreign currency losses in the year ended March 31, 2014. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of March 31, 2014 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$27.0	$2.7	$(2.7)
GBP	Sell GBP	$2.7	$0.3	$(0.3)
AUD	Sell AUD	$3.4	$0.3	$(0.3)

Cash Flow Hedges

Approximately 42%, 43%, and 43% of net revenues in fiscal years 2014, 2013, and 2012, respectively, were derived from sales outside of the U.S., which were denominated primarily in EUR and GBP in each of the fiscal years.

As of March 31, 2014, we had foreign currency put and call option contracts with notional amounts of approximately €55.7 million and £23.9 million, denominated in EUR and GBP, respectively. As of March 31, 2013, we also had foreign currency put and call option contracts with notional amounts of approximately €50.2 million and £19.9 million, denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on the valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of March 31, 2014 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$116.9	$2.7	$(9.8)
Put options	$108.9	$3.8	$0.2

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of March 31, 2014, we had cross currency swap contracts with notional amounts of approximately MXN $204.6 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of March 31, 2014 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$15.3	$(1.4)	$1.7

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at March 29, 2014 and March 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 16, 2014

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$232,704	$228,776
Short-term investments	102,717	116,581
Accounts receivable, net	138,301	128,209
Inventory, net	57,132	67,435
Deferred tax assets	11,776	10,120
Other current assets	13,657	15,369
Total current assets	556,287	566,490
Long-term investments	100,342	80,261
Property, plant, and equipment, net	134,402	99,111
Goodwill and purchased intangibles, net	16,165	16,440
Other assets	4,619	2,303
Total assets	$811,815	$764,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,756	$37,067
Accrued liabilities	66,851	66,419
Total current liabilities	97,607	103,486
Deferred tax liabilities	—	1,742
Long-term income taxes payable	12,719	12,005
Other long-term liabilities	2,825	925
Total liabilities	113,151	118,158
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 44,731 shares and 43,296 shares issued at 2014 and 2013, respectively	770	757
Additional paid-in capital	663,483	612,283
Accumulated other comprehensive income	2,638	5,567
Retained earnings	123,389	28,344
Total stockholders' equity before treasury stock	790,280	646,951
Less: Treasury stock (common: 2,082 shares and 13 shares at 2014 and 2013, respectively) at cost	(91,616)	(504)
Total stockholders' equity	698,664	646,447
Total liabilities and stockholders' equity	$811,815	$764,605

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2014	2013	2012
Net revenues	$818,607	$762,226	$713,368
Cost of revenues	391,979	359,045	329,017
Gross profit	426,628	403,181	384,351
Operating expenses:
Research, development, and engineering	84,781	80,373	69,664
Selling, general, and administrative	201,176	182,445	173,334
Restructuring and other related charges	547	2,266	—
Total operating expenses	286,504	265,084	242,998
Operating income	140,124	138,097	141,353
Interest and other income, net	1,015	328	1,249
Income before income taxes	141,139	138,425	142,602
Income tax expense	28,722	32,023	33,566
Net income	$112,417	$106,402	$109,036

Earnings per common share:
Basic	$2.65	$2.55	$2.48
Diluted	$2.59	$2.49	$2.41

Shares used in computing earnings per common share:
Basic	42,452	41,748	44,023
Diluted	43,364	42,738	45,265

Cash dividends declared per common share	0.40	0.40	0.20

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2014	2013	2012
Net income	$112,417	$106,402	$109,036
Other comprehensive income:
Foreign currency translation adjustments	(244)	(261)	(788)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the year	(3,750)	3,441	2,951
Net (gains) losses reclassified into net revenues for revenue hedges (effective portion)	965	(3,367)	2,415
Net (gains) losses reclassified into cost of revenues for cost of revenues hedges (effective portion)	(28)	(640)	385
Net unrealized gains (losses) on cash flow hedges	$(2,813)	$(566)	$5,751
Unrealized gains (losses) on investments:
Unrealized holding gains during the year	101	35	68
Net losses reclassified into income	—	—	(11)
Net unrealized gains on investments	$101	$35	$57

Aggregate income tax benefit (expense) of the above items	27	2	(136)
Other comprehensive income (loss)	(2,929)	(790)	4,884
Comprehensive income	$109,488	$105,612	$113,920

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,417	$106,402	$109,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,566	16,219	13,760
Stock-based compensation	23,180	18,350	17,481
Provision for excess and obsolete inventories	4,138	1,576	2,222
Deferred income taxes	(5,813)	984	(3,497)
Excess tax benefit from stock-based compensation	(4,659)	(2,722)	(7,043)
Other operating activities	1,983	2,249	2,995
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(11,136)	(16,335)	(9,402)
Inventory, net	6,040	(14,811)	606
Current and other assets	1,355	(6,056)	(67)
Accounts payable	(6,311)	2,778	131
Accrued liabilities	(418)	9,641	(4,303)
Income taxes	5,149	7,226	18,529
Cash provided by operating activities	141,491	125,501	140,448
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	102,414	56,471	88,489
Proceeds from maturities of investments	137,955	184,115	189,131
Purchase of investments	(247,355)	(258,278)	(267,895)
Capital expenditures and other assets	(50,985)	(39,310)	(19,140)
Acquisition, net of cash acquired	—	(1,926)	—
Cash used for investing activities	(57,971)	(58,928)	(9,415)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(85,654)	(23,931)	(273,791)
Proceeds from issuances under stock-based compensation plans	24,055	31,865	43,123
Employees' tax withheld and paid for restricted stock and restricted stock units	(6,222)	(3,047)	(2,596)
Proceeds from revolving line of credit	—	18,000	68,500
Repayments of revolving line of credit	—	(55,000)	(31,500)
Payment of cash dividends	(17,372)	(17,072)	(9,040)
Excess tax benefit from stock-based compensation	4,659	2,722	7,043
Cash used for financing activities	(80,534)	(46,463)	(198,261)
Effect of exchange rate changes on cash and cash equivalents	942	(669)	(810)
Net increase (decrease) in cash and cash equivalents	3,928	19,441	(68,038)
Cash and cash equivalents at beginning of year	228,776	209,335	277,373
Cash and cash equivalents at end of year	$232,704	$228,776	$209,335
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$31,021	$29,953	$20,752

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2011	48,315	$720	$499,027	$1,473	$192,468	$(58,836)	$634,852
Net income	—	—	—	—	109,036	—	109,036
Foreign currency translation adjustments	—	—	—	(788)	—	—	(788)
Net unrealized gains on cash flow hedges, net of tax	—	—	—	5,618	—	—	5,618
Net unrealized gains on investments, net of tax	—	—	—	54	—	—	54
Proceeds from issuances under stock-based compensation plans	2,359	21	37,415	—	—	5,687	43,123
Repurchase of restricted common stock	(60)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(9,040)	—	(9,040)
Stock-based compensation	—	—	17,481	—	—	—	17,481
Tax benefit from stock-based awards	—	—	3,295	—	—	—	3,295
Repurchase of common stock	(8,027)	—	—	—	—	(273,791)	(273,791)
Employees' tax withheld and paid for restricted stock and restricted stock units	(75)	—	—	—	—	(2,596)	(2,596)
Retirement of treasury stock	—	—	—	—	(177,106)	177,106	—
Balances at March 31, 2012	42,512	741	557,218	6,357	115,358	(152,430)	527,244
Net income	—	—	—	—	106,402	—	106,402
Foreign currency translation adjustments	—	—	—	(261)	—	—	(261)
Net unrealized losses on cash flow hedges, net of tax	—	—	—	(555)	—	—	(555)
Net unrealized gains on investments, net of tax	—	—	—	26	—	—	26
Proceeds from issuances under stock-based compensation plans	1,730	16	29,289	—	—	2,560	31,865
Repurchase of restricted common stock	(114)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(17,072)	—	(17,072)
Stock-based compensation	—	—	18,350	—	—	—	18,350
Tax benefit from stock-based awards	—	—	1,260	—	—	—	1,260
Repurchase of common stock	(752)	—	—	—	—	(23,931)	(23,931)
Employees' tax withheld and paid for restricted stock and restricted stock units	(93)	—	—	—	—	(3,047)	(3,047)
Adjustment related to expired stock options	—	—	6,166	—	—	—	6,166
Retirement of treasury stock	—	—	—	—	(176,344)	176,344	—
Balances at March 31, 2013	43,283	757	612,283	5,567	28,344	(504)	646,447
Net income	—	—	—	—	112,417	—	112,417
Foreign currency translation adjustments	—	—	—	(244)	—	—	(244)
Net unrealized losses on cash flow hedges, net of tax	—	—	—	(2,760)	—	—	(2,760)
Net unrealized gains on investments, net of tax	—	—	—	75	—	—	75
Proceeds from issuances under stock-based compensation plans	1,498	14	24,041	—	—	—	24,055
Repurchase of restricted common stock	(45)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(17,372)	—	(17,372)
Stock-based compensation	—	—	23,180	—	—	—	23,180
Tax benefit from stock-based awards	—	—	4,659	—	—	—	4,659
Repurchase of common stock	(1,949)	—	—	—	—	(85,654)	(85,654)
Employees' tax withheld and paid for restricted stock and restricted stock units	(138)	(1)	—	—	—	(6,221)	(6,222)
Other equity changes related to compensation	—	—	(680)	—	—	763	83
Balances at March 31, 2014	42,649	$770	$663,483	$2,638	$123,389	$(91,616)	$698,664

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March.  Fiscal years 2014, 2013, and 2012 each consisted of 52 weeks and ended on March 29, 2014, March 30, 2013, and March 31, 2012, respectively.  For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31.

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

As of March 31, 2014, all investments were classified as available-for-sale, with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income ("AOCI") in stockholders’ equity.  The specific identification method is used to determine the cost of disposed securities, with realized gains and losses reflected in interest and other income, net.

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

Foreign Currency Derivatives
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.  Derivative foreign currency contracts are valued using pricing models that use observable inputs. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts are carried at fair value with changes in the fair value recorded within interest and other income (expense), net in the consolidated statements of operations.  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.

The Company has significant international revenues and costs denominated in foreign currencies, subjecting it to foreign currency risk. The Company purchases foreign currency option contracts and cross-currency swaps that qualify as cash flow hedges, with maturities of 12 months or less, to reduce the volatility of cash flows related primarily to forecasted revenue and intercompany transactions denominated in certain foreign currencies. All outstanding derivatives are recognized on the balance sheet at fair value. The effective portion of the designated derivative's gain or loss is initially reported as a component of AOCI and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

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

A substantial portion of the raw materials, components and subassemblies (together, “parts”) used in the Company's products are provided by its suppliers on a consignment basis. These consigned inventories are not recorded on the Company's consolidated balance sheet until it takes title to the parts, which occurs when they are consumed in the production process. The Company provides forecasts to its suppliers covering up to thirteen weeks of demand and places purchase orders when the parts are consumed in the production process, at which time all right, title, and interest in and to the parts transfers to the Company. Prior to consumption in the production process, the Company's suppliers bear the risk of loss and retain title to the consigned inventory.

The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. As of March 31, 2014, the Company’s aggregate commitment to suppliers for parts used in the manufacture of the Company’s products was $163.9 million, which the Company expects to utilize in the normal course of business, net of an immaterial purchase commitments reserve. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to use in normal ongoing operations within the next twelve months. As of March 31, 2014 and 2013, the off-balance sheet consigned inventory balances were $40.0 million and $31.3 million, respectively.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, Certificates of Deposit ("CDs"), and derivative foreign currency contracts.

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

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Shipping and handling costs incurred in connection with the sale of products are included in cost of revenues.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended March 31, 2014, 2013, and 2012 was $4.0 million, $3.6 million, and $2.6 million, respectively.

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

The Company is subject to income taxes in the U.S. and foreign jurisdictions. At any one time, multiple tax years are subject to audit by various tax authorities.

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

The functional currency of the Company’s European finance, sales and logistics headquarters in the Netherlands, sales office and warehouse in Japan, a manufacturing facility in Tijuana, Mexico, and logistic and research and development facilities in China, is the U.S. Dollar.  For these foreign operations, assets and liabilities denominated in foreign currencies are re-measured at the period-end or historical rates, as appropriate.  Revenues and expenses are re-measured at average monthly rates, which the Company believes to be a fair approximation of actual rates.  Currency transaction gains and losses are recognized in current operations.

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

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital to the extent of the Company's pool of windfall tax benefits, with any remainder recognized in income tax expense. The Company has determined that it had a sufficient windfall pool available through the end of fiscal year 2014 to absorb any shortfalls. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of operations.

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

Plantronics’ investment policy limits investments to highly-rated securities. In addition, the Company limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy.  As of March 31, 2014 and 2013, the Company's investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, Corporate Bonds, and CDs.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets.  No customer accounted for 10% or more of total net accounts receivable for the fiscal years ended March 31, 2014 or 2013. The Company does not believe other significant concentrations of credit risk exist. Plantronics performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains a provision for doubtful accounts based upon expected collectibility of all accounts receivable.

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

Recently Issued Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding the presentation of unrecognized tax benefits. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013. The adoption is not expected to have a material impact on the Company’s results of operations or financial position.

4.	CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of March 31, 2014 and 2013 (in thousands):

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$232,704	$—	$—	$232,704	$232,704	$—	$—
Level 1:
Mutual Funds	1,779	31	(3)	1,807	—	1,807	—
Level 2:
Government Agency Securities	53,976	43	(9)	54,010	—	21,325	32,685
Commercial Paper	47,766	7	—	47,773	—	47,773	—
Corporate Bonds	98,289	195	(17)	98,467	—	30,810	67,657
Certificates of Deposits ("CDs")	1,002	—	—	1,002	—	1,002	—
Subtotal	201,033	245	(26)	201,252	—	100,910	100,342

Total cash, cash equivalents and investments measured at fair value	$435,516	$276	$(29)	$435,763	$232,704	$102,717	$100,342

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$118,881	$—	$—	$118,881	$118,881	$—	$—
Level 1:
U.S. Treasury Bills and Government Agency Securities	135,120	22	—	135,142	104,995	7,243	22,904
Level 2:
U.S. Treasury Bills and Government Agency Securities	91,284	38	(4)	91,318	—	58,864	32,454
Commercial Paper	20,570	9	—	20,579	4,900	15,679	—
Corporate Bonds	58,644	54	(5)	58,693	—	34,795	23,898
CDs	1,002	3	—	1,005	—	—	1,005
Subtotal	171,500	104	(9)	171,595	4,900	109,338	57,357

Total cash, cash equivalents and investments measured at fair value	$425,501	$126	$(9)	$425,618	$228,776	$116,581	$80,261

As of March 31, 2014 and 2013, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments.

The Company did not incur any material realized or unrealized net gains or losses for the fiscal years ended March 31, 2014 and 2013.

There were no transfers between fair value measurement levels during the years ended March 31, 2014 and 2013.

5.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,
(in thousands)	2014	2013
Accounts receivable	$159,592	$151,250
Provisions for returns	(6,201)	(8,957)
Provisions for promotions and rebates	(14,803)	(13,675)
Provisions for doubtful accounts and sales allowances	(287)	(409)
Accounts receivable, net	$138,301	$128,209

Inventory, net:

	March 31,
(in thousands)	2014	2013
Raw materials	$28,071	$28,743
Work in process	985	82
Finished goods	28,076	38,610
Inventory, net	$57,132	$67,435

Property, plant, and equipment, net:

	March 31,
(in thousands)	2014	2013
Land	$14,170	$13,961
Buildings and improvements (useful life: 7-30 years)	94,299	72,263
Machinery and equipment (useful life: 2-10 years)	97,520	88,538
Software (useful life: 5-6 years)	30,368	30,538
Construction in progress	24,927	16,101
	261,284	221,401
Accumulated depreciation and amortization	(126,882)	(122,290)
Property, plant, and equipment, net	$134,402	$99,111

Depreciation and amortization expense for fiscal years 2014, 2013, and 2012 was $15.5 million, $15.8 million, and $13.3 million, respectively. Included in depreciation and amortization expense in fiscal years 2014 and 2013 is an immaterial amount of accelerated amortization in connection with restructuring activity announced in fiscal year 2013 related to leasehold improvement assets with no alternative future use.

Included in Software are unamortized capitalized software costs of $5.1 million and $6.1 million at March 31, 2014 and 2013, respectively.  Amortization expense related to capitalized software costs in fiscal years 2014, 2013, and 2012 was $2.3 million, $2.9 million, and $3.1 million, respectively.

Accrued liabilities:

	March 31,
(in thousands)	2014	2013
Employee compensation and benefits	$32,280	$29,796
Warranty obligation	7,965	13,410
Income taxes payable	3,092	3,376
Accrued other	23,514	19,837
Accrued liabilities	$66,851	$66,419

Changes in the warranty obligation, which are included as a component of accrued liabilities in the consolidated balance sheets, are as follows:

	Year ended March 31,
(in thousands)	2014	2013
Warranty obligation at beginning of year	$13,410	$13,346
Correction of immaterial prior period error (1)	(5,042)	—
Warranty provision relating to products shipped during the year	5,158	16,287
Deductions for warranty claims processed	(5,561)	(16,223)
Warranty obligation at end of year	$7,965	$13,410
(1) During the third quarter of fiscal year 2014, the Company identified immaterial out of period errors related to its estimated warranty obligation and return material authorization ("RMA") reserves, the correction of which decreased its cost of revenues by approximately $2.4 million and increased net income by approximately $2.1 million. The Company recorded these corrections in the quarter ended December 31, 2013 because the errors were not material, either individually or in the aggregate, to any of the prior reporting periods. In addition, these adjustments are not material for the fiscal year ending March 31, 2014, either individually or in the aggregate.

6.	GOODWILL

Goodwill as of March 31, 2014 and March 31, 2013 was $15.5 million and $15.5 million, net of accumulated impairment of $54.6 million.

In fiscal years 2014 and 2013, for purposes of the annual goodwill impairment test, the Company determined there to be no reporting units below its operating segment; therefore, the annual goodwill impairment analysis was performed at the segment level in both of these years.

In the fourth quarter of fiscal years 2014 and 2013, the Company evaluated qualitative factors that may affect the fair value of the reporting unit and concluded there to be no indication of goodwill impairment.

7.	COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2014 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2015	$3,193
2016	1,738
2017	745
2018	599
2019	470
Thereafter	840
Total minimum future rental payments	$7,585

Total rent expense for operating leases was approximately $4.3 million, $5.6 million, and $5.9 million in fiscal years 2014, 2013, and 2012, respectively.

Unconditional Purchase Obligations

The Company purchases services and components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded in the consolidated balance sheets. Such obligations totaled $163.9 million as of March 31, 2014.

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

In March 2014, the Company settled pending patent litigation with Aliph, Inc. and AliphCom, Inc. (collectively, “Aliph”).  As part of this settlement, the Company granted to Aliph a non-exclusive, non-transferable license under the licensed patent and released Aliph from all claims in exchange for a settlement payment of $8 million, payable in four equal installments of $2 million each, commencing in May 2014 and ending in January 2015.  The Company will recognize the gain upon receipt of the settlement proceeds, net of immaterial legal contingency fees, within operating income.

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

8. CREDIT AGREEMENT

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on January 24, 2014 to extend its term to May 9, 2017 (as amended, "the Credit Agreement") with the Bank. The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("line of credit") and, if requested by the Company, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million. As of March 31, 2013 and 2014, the Company had no outstanding borrowings under the line of credit.

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

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions, and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at March 31, 2014.

9.	STOCK PLANS AND STOCK-BASED COMPENSATION

2003 Stock Plan

On May 2003, the Board of Directors ("Board") adopted the Plantronics, Inc. 2003 Stock Plan ("2003 Stock Plan") which was approved by the stockholders in June 27, 2003. The 2003 Stock Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-qualified stock options, restricted stock awards, and restricted stock units.  As of March 31, 2014, there have been 13,900,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) cumulatively reserved since inception of the 2003 Stock Plan for issuance to employees, non-employee directors, and consultants of Plantronics. The Company settles stock option exercises and releases of vested restricted stock with newly issued common shares.

The exercise price of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The term of an option may not exceed 7 years from the date it is granted. Stock options granted to employees subsequent to September 2007 vest over a three-year period, and stock options granted from September 2004 to September 2007 vested over a four-year period. Stock options granted to non-employee directors vest over a four-year period.

Awards of restricted stock and restricted stock units with a per share or per unit purchase price less than the fair market value on the grant date that were granted from July 26, 2006 through August 4, 2011 are counted against the total number of shares issuable under the Plan as 2.5 shares for every 1 share subject thereto. No participant shall receive restricted stock awards in any fiscal year having an aggregate initial value greater than $2.0 million, and no participant shall receive restricted stock units in any fiscal year having an aggregate initial value greater than $2.0 million. Restricted stock and restricted stock units granted to employees subsequent to May 2013 vest over a three-year period, and restricted stock and restricted stock units granted from September 2007 to April 2013 vest over a three or four-year period depending on the size of the grant. Restricted stock granted to non-employee directors vests over a four-year period.

At March 31, 2014, options to purchase 1,933,775 shares of common stock and 1,115,786 shares of unvested restricted stock were outstanding, and there were 3,324,264 shares available for future grant under the 2003 Stock Plan.

2002 ESPP

On June 10, 2002, the Board adopted the 2002 Employee Stock Purchase Plan ("ESPP"), which was approved by the stockholders on July 17, 2002, to provide eligible employees with an opportunity to purchase the Company's common stock through payroll deductions. The ESPP qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, which is effective until terminated by the Board, the purchase price of the Company's common stock is equal to 85% of the lesser of the closing price of the common stock on (i) the first day of the offering period or (ii) the last day of the offering period. Each offering period is six months long.  There were 151,607, 158,596, and 182,209 shares issued under the ESPP in fiscal years 2014, 2013, and 2012, respectively.  At March 31, 2014, there were 307,607 shares reserved for future issuance under the ESPP. The total cash received from employees as a result of stock issuances under the ESPP during fiscal year 2014 was $5.4 million, net of taxes.

Stock-based Compensation

The following table summarizes the amount of stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Fiscal Year Ended March 31,
(in thousands)	2014	2013	2012
Cost of revenues	$2,554	$2,020	$2,212

Research, development and engineering	6,404	4,842	3,917
Selling, general and administrative	14,222	11,488	11,352
Stock-based compensation expense included in operating expenses	20,626	16,330	15,269
Total stock-based compensation	23,180	18,350	17,481
Income tax benefit	(6,790)	(5,479)	(5,463)
Total stock-based compensation expense, net of tax	$16,390	$12,871	$12,018

Stock Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during fiscal year 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2013	2,415	$27.96
Options granted	297	$44.75
Options exercised	(765)	$24.39
Options forfeited or expired	(13)	$33.30
Outstanding at March 31, 2014	1,934	$31.91	4.0	$22,190
Vested and expected to vest at March 31, 2014	1,900	$31.75	3.9	$22,075
Exercisable at March 31, 2014	1,377	$28.83	3.3	$19,675

The total intrinsic values of options exercised during fiscal years 2014, 2013, and 2012 were $16.3 million, $15.6 million, and $27.6 million, respectively. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received from employees as a result of employee stock option exercises during fiscal year 2014 was $18.7 million, net of taxes. The total net tax benefit attributable to stock options exercised during the year ended March 31, 2014 was $5.4 million.

As of March 31, 2014, the total unrecognized compensation cost related to unvested stock options was $4.8 million and is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during fiscal year 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2013	1,025	$33.34
Restricted stock granted	582	$46.02
Restricted stock vested	(385)	$33.17
Restricted stock forfeited	(50)	$37.55
Non-vested at March 31, 2014	1,172	$39.52

The weighted average grant-date fair value of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock granted during fiscal years 2014, 2013 and 2012 were $46.02, $32.22, and $36.37, respectively. The total grant-date fair values of restricted stock that vested during fiscal years 2014, 2013, and 2012 were $12.8 million, $7.9 million, and $5.5 million, respectively.

As of March 31, 2014, the total unrecognized compensation cost related to non-vested restricted stock awards was $28.6 million and is expected to be recognized over a weighted average period of 2.0 years.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Employee Stock Options			ESPP
Fiscal Year Ended March 31,	2014	2013	2012	2014	2013	2012
Expected volatility	32.2%	41.8%	45.3%	26.5%	32.4%	37.3%
Risk-free interest rate	0.9%	0.6%	1.0%	0.1%	0.1%	0.1%
Expected dividends	0.9%	1.2%	0.6%	0.9%	1.0%	0.6%
Expected life (in years)	4.2	4.3	4.0	0.5	0.5	0.5
Weighted-average grant date fair value	$11.15	$10.31	$12.06	$9.62	$9.00	$8.69

The expected stock price volatility for the years ended March 31, 2014, 2013, and 2012 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with terms of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using exclusively historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

10. COMMON STOCK REPURCHASES

From time to time, the Board authorizes programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until such time they are retired or re-issued. During the years ended March 31, 2014, 2013, and 2012, the Company repurchased 1,949,407, 751,706, and 8,027,287 shares of its common stock, respectively, for a total cost of $85.7 million, $23.9 million, and $273.8 million, respectively. All repurchases in fiscal years 2014 and 2013 were made in the open market. Of the total 8,027,287 shares repurchased in fiscal year 2012, 4,327,770 shares were repurchased in privately negotiated transactions and 3,699,517 shares were repurchased in the open market. Repurchases by the Company pursuant to the Board authorized programs during fiscal years 2014, 2013, and 2012 are discussed in detail below. As of March 31, 2014, there remained 932,500 shares authorized for repurchase under the program approved by the Board on February 20, 2014.

Open Market Repurchases

Under the Board authorized programs, during the years ended March 31, 2014, 2013, and 2012, the Company repurchased 1,949,407, 751,706 and 3,699,517 shares of its common stock, respectively, in the open market for a total cost of $85.7 million, $23.9 million and $123.8 million, respectively, and an average price per share of $43.94, $31.84, and $33.46, respectively. The Company financed the repurchases using a combination of funds generated from operations and borrowings under its revolving line of credit.

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

In addition, the Company withheld shares valued at $6.2 million during the year ended March 31, 2014, compared to $3.0 million in fiscal year 2013, and $2.6 million in fiscal year 2012, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company because they reduce the number of shares outstanding as a result of the vesting.

Treasury Stock Retirement

There were no retirements of treasury stock during fiscal year 2014. During the years ended March 31, 2013 and 2012, the Company retired 5,398,376 and 5,000,000 shares of treasury stock, respectively, at a total value of $176.3 million and $177.1 million, respectively. These were non-cash equity transactions in which the cost of the reacquired shares was recorded as a reduction to both retained earnings and treasury stock. These shares were returned to the status of authorized but unissued shares.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of associated tax impacts, were as follows:

	March 31,
(in thousands)	2014	2013
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(1,411)	$1,349
Accumulated foreign currency translation adjustments	3,887	4,131
Accumulated unrealized gain on investments	162	87
Accumulated other comprehensive income	$2,638	$5,567
(1) Refer to Note 13, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2014 and March 31, 2013.

12.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute pre-tax amounts to the plan through payroll withholdings, subject to certain limitations. Under the plan, the Company currently matches 50% of the first 6% of employees' compensation and provides a non-elective Company contribution equal to 3% of base salary. All matching contributions are currently 100% vested immediately. The Company reserves the right to modify its policies at any time, including increasing, decreasing, or eliminating contribution matching and vesting requirements. Total Company contributions in fiscal years 2014, 2013, and 2012 were $4.2 million, $4.0 million, and $3.8 million, respectively.

13.	FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss due to credit risk that it would incur if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of March 31, 2014.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between Plantronics and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2014, the Company has International Swaps and Derivatives Association (ISDA) agreements with three applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities within the Company's consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following tables provide information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2014 and March 31, 2013, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of March 31, 2014:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$473	$(473)	$—	$—
Derivatives not subject to master netting agreements	654			654
Total	$1,127			$654

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(1,428)	$473	$—	$(955)
Derivatives not subject to master netting agreements	(1,455)			(1,455)
Total	$(2,883)			$(2,410)

As of March 31, 2013:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$1,005	$(215)	$—	$790
Derivatives not subject to master netting agreements	660			660
Total	$1,665			$1,450

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(215)	$215	$—	$—
Derivatives not subject to master netting agreements	(79)			(79)
Total	$(294)			$(79)

The Company's derivative instruments are measured using Level 2 fair value inputs.

Non-Designated Hedges

As of March 31, 2014, the Company had foreign currency forward contracts denominated in EUR, GBP, and Australian Dollars ("AUD"). The Company does not elect to obtain hedge accounting for these forward contracts.  These forward contracts hedge against a portion of the Company's foreign currency-denominated cash, accounts receivable, and accounts payable balances. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar equivalent (“USD Equivalent”) at March 31, 2014:

	Local Currency		USD Equivalent	Position	Maturity
	(in thousands)		(in thousands)
EUR		€19,600	$26,951	Sell EUR	1 month
GBP		£1,600	$2,662	Sell GBP	1 month
AUD	A$	3,700	$3,413	Sell AUD	1 month

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in interest and other income (expense), net in the consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2014	2013	2012
Gain on foreign exchange contracts	$1,631	$1,065	$1,009

Cash Flow Hedges

On a monthly basis, the Company enters into option contracts with a one-year term.  The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars.  The Company does not purchase options for trading purposes.  As of March 31, 2014, the Company had foreign currency put and call option contracts of approximately €55.7 million and £23.9 million.  As of March 31, 2013, the Company had foreign currency put and call option contracts of approximately €50.2 million and £19.9 million. The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. There were no material gains in AOCI as of March 31, 2014 to be recognized during the next 12 months due to the recognition of the hedged forecasted expenditures. As of March 31, 2014 and 2013, the Company had foreign currency swap contracts of approximately MXN204.6 million and MXN325.4 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at March 31, 2014:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	204,550	$15,339	Buy MXN	Monthly over	9 months

Effect of Designated Derivative Contracts on AOCI and Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on AOCI and the consolidated statements of operations for fiscal years ended March 31, 2014, 2013, and 2012:

(in thousands)	2014	2013	2012
Gain (loss) included in AOCI as of beginning of period	$1,371	$1,937	$(3,814)

Amount of gain (loss) recognized in OCI (effective portion)	(3,750)	3,441	2,951

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	(965)	3,367	(2,415)
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	28	640	(385)
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	(937)	4,007	(2,800)

Loss included in AOCI as of end of period	$(1,442)	$1,371	$1,937

The Company recognized an immaterial loss in the consolidated statement operations on the ineffective portion of the cash flow hedges reported in interest and other income, net during the year ended March 31, 2014. There was no ineffective portion of hedges designated as cash flow hedging instruments during the years ended March 31, 2013 or March 31, 2012.

14.	INCOME TAXES

Income tax expense for fiscal years 2014, 2013, and 2012 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2014	2013	2012
Current:
Federal	$28,859	$25,530	$23,844
State	1,263	2,452	2,719
Foreign	4,384	4,777	5,080
Total current provision for income taxes	34,506	32,759	31,643
Deferred:
Federal	(4,675)	(586)	2,324
State	(629)	(474)	(569)
Foreign	(480)	324	168
Total deferred benefit for income taxes	(5,784)	(736)	1,923
Income tax expense	$28,722	$32,023	$33,566

The components of income before income taxes for fiscal years 2014, 2013, and 2012 are as follows:

	Fiscal Year Ended March 31,
(in thousands)	2014	2013	2012
United States	$85,231	$80,875	$79,589
Foreign	55,908	57,550	63,013
Income before income taxes	$141,139	$138,425	$142,602

The following is a reconciliation between statutory federal income taxes and the income tax expense for fiscal years 2014, 2013, and 2012:

(in thousands)	Fiscal Year Ended March 31,
	2014	2013	2012
Tax expense at statutory rate	$49,399	$48,449	$49,911
Foreign operations taxed at different rates	(16,175)	(15,244)	(16,973)
State taxes, net of federal benefit	634	1,978	2,149
Research and development credit	(1,805)	(3,380)	(1,392)
Other, net	(3,331)	220	(129)
Income tax expense	$28,722	$32,023	$33,566

The effective tax rate for fiscal years 2014, 2013, and 2012 was 20.4%, 23.1%, and 23.5% respectively.  The effective tax rate for fiscal year 2014 is lower than the previous year due primarily to the generation of a foreign tax credit carryover, changes in Mexican tax law that resulted in the reversal of a valuation allowance, and a deduction for qualifying domestic production activities offset by a smaller proportion of income earned in foreign jurisdictions that is taxed at lower rates and a decrease in the benefit from the U.S. federal research tax credit. The U.S. federal research tax credit expired December 31, 2013 and was therefore only available for three quarters in fiscal year 2014, compared to fiscal year 2013, which included a full four quarters of benefit as well as the impact of the credit earned in our fourth quarter of fiscal year 2012 due to the retroactive reinstatement in January 2012.

In comparison to fiscal year 2012, the decrease in the effective tax rate for fiscal year 2013 was due primarily to a smaller proportion of income earned in foreign jurisdictions that is taxed at lower rates partially offset by the increased benefit from the U.S. federal research tax credit in fiscal year 2013. The U.S. federal research credit was reinstated in January 2013 retroactively to January 2012; therefore, the effective tax rate for fiscal year 2013 includes the benefit of the credit earned in the fourth quarter of fiscal year 2012 compared to the benefit of the credit for only three quarters in fiscal year 2012.

The effective tax rate for fiscal years 2014, 2013, and 2012 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income which could result in a valuation allowance being required.

The Company's provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign operations that it intends to reinvest indefinitely in the foreign operations. Permanently reinvested foreign earnings were approximately $594.2 million at March 31, 2014. The determination of the tax liability that would be incurred if these amounts were remitted back to the U.S. is not practical but would likely be material. If these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits and foreign withholding taxes. The Company's current plans do not require repatriation of earnings from foreign operations to fund the U.S. operations because it generates sufficient domestic operating cash flow and has access to external funding under its line of credit. As a result, the Company does not expect a material impact on its business or financial flexibility with respect to undistributed earnings of its foreign operations.

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of March 31, 2014 and 2013 are as follows:

	March 31,
(in thousands)	2014		2013
Accruals and other reserves	$8,459		$7,983
Net operating loss carry forward	4,580		5,956
Stock compensation	8,957		8,199
Other deferred tax assets	3,937		3,643
Valuation allowance	(3,351)		(5,984)
Total deferred tax assets	22,582		19,797
Deferred gains on sales of properties	(1,756)		(1,756)
Unremitted earnings of certain subsidiaries	(3,064)		(3,064)
Fixed asset depreciation	(3,571)		(4,402)
Other deferred tax liabilities	—		(2,197)
Total deferred tax liabilities	(8,391)		(11,419)
Net deferred tax assets	$14,191	(1)	$8,378
(1) The long-term portion of the Company's deferred tax assets for the fiscal year ending March 31, 2014 is included as a component of other assets in the consolidated balance sheets.

The Company evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis.  Deferred tax assets are only recorded to the extent that they are realizable based upon past and future income.  The Company has a long established earnings history with taxable income in its carryback years and forecasted future earnings.  The Company has concluded that no valuation allowance is required, except for the specific items discussed below.

The valuation allowance of $3.4 million as of March 31, 2014 was related to the net operating losses of a foreign subsidiary with an insufficient history of earnings to support the realization of the deferred tax asset.
The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 31, 2014, 2013, and 2012, the Company had $12.6 million, $11.1 million, and $11.1 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits as of March 31, 2014 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	March 31,
(in thousands)	2014	2013	2012
Balance at beginning of period	$11,072	$11,141	$10,458
Increase (decrease) of unrecognized tax benefits related to prior years	641	(117)	116
Increase of unrecognized tax benefits related to the current year	2,427	2,430	2,074
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(1,569)	(2,382)	(1,507)
Balance at end of period	$12,571	$11,072	$11,141

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits was $1.7 million and $2.0 million as of March 31, 2014 and 2013, respectively. No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S.  The Company is under examination by the Internal Revenue Service for its 2010 tax year. The California Franchise Tax Board completed its examination of our 2007 and 2008 tax years. We received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2007, except for the United Kingdom, which has been concluded for tax years prior to fiscal year 2013.

The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations; however, the outcome of such examinations cannot be predicted with certainty. If any issues addressed in the tax examinations are resolved in a manner inconsistent with the Company's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. The timing of any resolution and/or closure of tax examinations is not certain.

15.	COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share as described in the Earnings per Share Topic of the FASB ASC. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation as of March 31, 2014, 2013, and 2012.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except earnings per share data)	Fiscal Year Ended March 31,
	2014	2013	2012
Numerator:
Net income	$112,417	$106,402	$109,036

Denominator:
Weighted average common shares-basic	42,452	41,748	44,023
Dilutive effect of employee equity incentive plans	912	990	1,242
Weighted average shares-diluted	43,364	42,738	45,265

Basic earnings per common share	$2.65	$2.55	$2.48
Diluted earnings per common share	$2.59	$2.49	$2.41

Potentially dilutive securities excluded from diluted earnings per share because their effect is anti-dilutive	202	1,038	1,199

16.	GEOGRAPHIC INFORMATION

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

The following table presents net revenues by product group:

	Fiscal Year Ended March 31,
(in thousands)	2014	2013	2012
Net revenues from unaffiliated customers:
Office and Contact Center	$588,265	$549,301	$531,709
Mobile	186,206	163,460	131,825
Gaming and Computer Audio	29,674	30,747	31,855
Clarity	14,462	18,718	17,979
Total net revenues	$818,607	$762,226	$713,368

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the years ended March 31, 2014, 2013, and 2012. The following table presents net revenues by geography:

	Fiscal Year Ended March 31,
(in thousands)	2014	2013	2012
Net revenues from unaffiliated customers:
U.S.	$475,278	$436,447	$406,233

Europe and Africa	195,385	181,439	177,157
Asia Pacific	94,455	92,193	78,853
Americas, excluding U.S.	53,489	52,147	51,125
Total International net revenues	343,329	325,779	307,135
Total net revenues	$818,607	$762,226	$713,368

No customer accounted for 10% or more of total net revenues for fiscal years 2014, 2013, or 2012.

The following table presents long-lived assets by geographic area on a consolidated basis:

	Fiscal Year Ended March 31,
(in thousands)	2014	2013
U.S.	$74,092	$62,263
Mexico	38,453	24,033
Other countries	21,857	12,815
Total long-lived assets	$134,402	$99,111

17.	SUBSEQUENT EVENTS

On April 29, 2014, the Audit Committee approved the payment of a dividend of $0.15 per share on June 10, 2014 to holders of record on May 20, 2014.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

Each of the Company's fiscal years ends on the Saturday closest to the last day of March.  The Company's fiscal years 2014 and 2013 consisted of 52 weeks. Our interim fiscal quarters for the first, second, third, and fourth quarter of fiscal year 2014 ended on June 29, 2013, September 28, 2013, December 28, 2013, and March 29, 2014, respectively, and our interim fiscal quarters for the first, second, third, and fourth quarter of fiscal year 2013 ended on June 30, 2012, September 29, 2012, December 29, 2012, and March 30, 2013, respectively. For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31 and our interim quarterly periods as ending on the last calendar day of the applicable month end.

	Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(in thousands, except per share data)
Net revenues	$209,070	$212,739	$193,980	$202,818
Gross profit	$111,055	$110,327	$99,614	$105,632
Net income	$27,943	$34,383	$23,138	$26,953
Basic net income per common share	$0.67	$0.81	$0.54	$0.63
Diluted net income per common share	$0.65	$0.80	$0.53	$0.62
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10

	Quarter Ended
	March 31, 2013	December 31, 2012 [1]	September 30, 2012	June 30, 2012
	(in thousands, except per share data)
Net revenues	$204,179	$197,402	$179,280	$181,365
Gross profit	$106,093	$102,164	$97,228	$97,696
Net income	$28,709	$28,206	$25,924	$23,563
Basic net income per common share	$0.68	$0.68	$0.62	$0.57
Diluted net income per common share	$0.67	$0.66	$0.61	$0.55
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2014.  The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting, which appears on page 43 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One – Election of Directors" in our definitive 2014 Proxy Statement for the annual meeting of stockholders to be held on or about August 1, 2014 (“2014 Proxy Statement”), expected to be filed with the Securities and Exchange Commission on or about June 13, 2014, is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Employees" at the end of Item 1 in Part I of this Form 10-K. Information regarding the standing audit committee and names of the financial expert(s) in the audit committee, under the caption "Corporate Governance” subhead “Audit Committee" in our 2014 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement is incorporated into this Item 10 by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” under the main caption “Proposal Two – Approval of Amendments to the 2003 Stock Plan”, and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2014 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Corporate Governance” subhead “Director Independence" in the 2014 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Three - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2014 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)	Financial Statement Schedules.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Provision for doubtful accounts and sales allowances:
Year ended March 31, 2014	$409	$179	$(301)	$287
Year ended March 31, 2013	1,093	468	(1,152)	409
Year ended March 31, 2012	951	758	(616)	1,093

Provision for returns:
Year ended March 31, 2014	$8,957	$18,469	$(21,225)	$6,201
Year ended March 31, 2013	7,613	21,111	(19,767)	8,957
Year ended March 31, 2012	10,437	16,660	(19,484)	7,613

Provision for promotions and rebates:
Year ended March 31, 2014	$13,675	$35,207	$(34,079)	$14,803
Year ended March 31, 2013	12,756	33,343	(32,424)	13,675
Year ended March 31, 2012	10,460	34,170	(31,874)	12,756

Inventory reserves:
Year ended March 31, 2014	$4,775	$4,138	$(1,697)	$7,216
Year ended March 31, 2013	5,712	1,089	(2,026)	4,775
Year ended March 31, 2012	7,423	2,154	(3,865)	5,712

Valuation allowance for deferred tax assets:
Year ended March 31, 2014	$5,984	$—	$(2,633)	$3,351
Year ended March 31, 2013	6,088	89	(193)	5,984
Year ended March 31, 2012	5,274	1,259	(445)	6,088

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

May 16, 2014	PLANTRONICS, INC.

	By:	/s/ Ken Kannappan
	Name:	Ken Kannappan
	Title:	Chief Executive Officer

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

Signature	Title	Date
/s/ Ken Kannappan
(Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 16, 2014
/s/ Pam Strayer
(Pam Strayer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 16, 2014
/s/ Marv Tseu
(Marv Tseu)	Chairman of the Board and Director	May 16, 2014
/s/ Brian Dexheimer
(Brian Dexheimer)	Director	May 16, 2014
/s/ Robert Hagerty
(Robert Hagerty)	Director	May 16, 2014
/s/ Gregg Hammann
(Gregg Hammann)	Director	May 16, 2014
/s/ John Hart
(John Hart)	Director	May 16, 2014
/s/ Marshall Mohr
(Marshall Mohr)	Director	May 16, 2014

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1.1	Amended and Restated By-Laws of the Registrant	8-K	001-12696	3.1	6/20/2011

3.2.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3(i)	1/20/2009

10.1*	Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.2.1*	Executive Incentive Plan, dated May 8, 2009, as Amended September 10, 2010	8-K	001-12696	10.1	9/16/2010

10.2.2*	Plantronics, Inc. Executive Incentive Plan	10-K	001-12696	10.2.2	5/25/2012

10.3*	Plantronics, Inc. 2003 Stock Plan, as amended and restated effective as of August 1, 2013, as approved by Registrant's Board of Directors on March 12, 2013	8-K	001-12696	10.1	8/6/2013

10.4*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, amended and restated effective as of August 10, 2012, as approved by the Plantronics Board of Directors on June 11, 2012	8-K	001-12696	10.2	8/13/2012

10.5.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996	S-8	333-19351	4.5	3/25/1997

10.5.2*	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.5.3*	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.6*	Plantronics, Inc. Deferred Compensation Plan, effective May 24, 2013	S-8	333-188868	4.1	5/24/2013

10.7*	Second Amended and Restated Employment Agreement dated on November 17, 2009 between Registrant and Ken Kannappan	10-K	001-12696	10.11.1	6/1/2010

10.8*	Employment Agreement dated as of November 1996 between Registrant and Don Houston	10-K	001-12696	10.14.2	6/2/2003

10.9*	Employment Agreement effective as of September 2013 between Registrant and Philip Vanhoutte	10-Q	001-12696	10.1	10/29/2013

10.10*	Employment Agreement dated as of April 1, 2011 between Registrant and Joe Burton	10-K	001-12696	10.15	5/25/2012

10.11*	Employment Agreement dated as of June 1, 2012 between Registrant and Pamela Strayer	8-K/A	001-12696	10.1	8/8/2012

10.12*	Form of Change of Control Severance Agreement dated on or about January 26, 2009 between Registrant, Don Houston, Rich Pickard and Renee Niemi and effective September 15, 2011 between Registrant and Joe Burton and effective on July 16, 2012 between Registrant and Pamela Strayer	8-K	001-12696	10.1	1/30/2009

10.13	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.14.1**	Credit Agreement dated May 9, 2011, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	5/9/2011

10.14.1.1	First Amendment to Credit Agreement dated June 11, 2012, between Registrant and Wells Fargo Bank, National Association	10-Q	001-12696	10.2	8/8/2012

10.14.1.2	Second Modification to Revolving Line of Credit Note dated December 2, 2012 between Registrant and Wells Fargo Bank, National Association	10-Q	001-12696	10.1	1/31/2013

10.14.1.3	Second Amendment to Credit Agreement dated August 2, 2012, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	8/6/2012

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14.1.4	Third Amendment to Credit Agreement dated May 3, 2013, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	5/7/2013

10.14.1.5	Third Modification to Revolving Line of Credit Note dated May 3, 2013, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.2	5/7/2013

10.14.1.6	Fourth Amendment to Credit Agreement dated January 27, 2014, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	1/27/2014

10.14.1.7	Fourth Modification to Revolving Line of Credit Note dated January 27, 2014, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.2	1/27/2014

10.15**	Third Amended and Restated Development and Manufacturing Agreement, dated October 15, 2011, between Plantronics, B.V., and GoerTek, Inc.	10-Q	001-12696	10.1	2/2/2012

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Senior VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 INS***	XBRL Instance Document					X

101 SCH***	XBRL Taxonomy Extension Schema Document					X

101 CAL***	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 LAB***	XBRL Taxonomy Extension Label Linkbase Document					X

101 PRE***	XBRL Taxonomy Extension Presentation Linkbase Document					X

101 DEF***	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
**	Confidential treatment has been granted with respect to certain portions of this Exhibit.
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