Form 10-Q
period 2014-06-28
PLANTRONICS INC /CA/
filed 2014-07-29
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

As of July 26, 2014, 47,846,934 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$235,250	$232,704
Short-term investments	93,187	102,717
Accounts receivable, net	150,765	138,301
Inventory, net	60,968	57,132
Deferred tax assets	11,507	11,776
Other current assets	13,949	13,657
Total current assets	565,626	556,287
Long-term investments	108,784	100,342
Property, plant, and equipment, net	137,046	134,402
Goodwill and purchased intangibles, net	16,115	16,165
Other assets	2,149	4,619
Total assets	$829,720	$811,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,751	$30,756
Accrued liabilities	61,489	66,851
Total current liabilities	98,240	97,607
Long-term income taxes payable	13,195	12,719
Other long-term liabilities	4,556	2,825
Total liabilities	115,991	113,151
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock	776	770
Additional paid-in capital	673,545	663,483
Accumulated other comprehensive income	3,577	2,638
Retained earnings	145,672	123,389
Total stockholders' equity before treasury stock	823,570	790,280
Less: Treasury stock, at cost	(109,841)	(91,616)
Total stockholders' equity	713,729	698,664
Total liabilities and stockholders' equity	$829,720	$811,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Net revenues	$216,662	$202,818
Cost of revenues	101,952	97,186
Gross profit	114,710	105,632
Operating expenses:
Research, development, and engineering	22,520	20,863
Selling, general, and administrative	56,429	48,097
Gain from litigation settlement	(2,000)	—
Restructuring and other related charges	—	723
Total operating expenses	76,949	69,683
Operating income	37,761	35,949
Interest and other income (expense), net	1,020	(486)
Income before income taxes	38,781	35,463
Income tax expense	10,109	8,510
Net income	$28,672	$26,953

Earnings per common share:
Basic	$0.69	$0.63
Diluted	$0.68	$0.62

Shares used in computing earnings per common share:
Basic	41,619	42,692
Diluted	42,466	43,650

Cash dividends declared per common share	$0.15	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Net income	$28,672	$26,953
Other comprehensive income (loss):
Foreign currency translation adjustments	63	(352)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	73	(1,663)
Net losses reclassified into income for revenue hedges	870	16
Net gains reclassified into income for cost of revenue hedges	(108)	(270)
Net unrealized gains (losses) on cash flow hedges	835	(1,917)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	77	(214)

Aggregate income tax benefit (expense) of the above items	(36)	$97
Other comprehensive (income) loss	939	$(2,386)
Comprehensive income	$29,611	$24,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,672	$26,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,624	4,108
Stock-based compensation	6,305	4,988
Provision for excess and obsolete inventories	379	1,783
Deferred income taxes	2,715	5,703
Excess tax benefit from stock-based compensation	(992)	(3,573)
Other operating activities	581	1,065
Changes in assets and liabilities:
Accounts receivable, net	(12,631)	5,916
Inventory, net	(3,983)	228
Current and other assets	(970)	703
Accounts payable	5,995	(4,340)
Accrued liabilities	(4,520)	(7,277)
Income taxes	3,363	(2,117)
Cash provided by operating activities	29,538	34,140
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	5,014	30,815
Proceeds from maturities of investments	50,900	35,200
Purchase of investments	(54,867)	(57,121)
Capital expenditures	(7,312)	(13,014)
Cash used for investing activities	(6,265)	(4,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(12,438)	(10,766)
Proceeds from issuances under stock-based compensation plans	2,832	13,163
Employees' tax withheld and paid for restricted stock and restricted stock units	(5,787)	(4,026)
Payment of cash dividends	(6,389)	(4,368)
Excess tax benefit from stock-based compensation	992	3,573
Cash used for financing activities	(20,790)	(2,424)
Effect of exchange rate changes on cash and cash equivalents	63	(29)
Net increase in cash and cash equivalents	2,546	27,567
Cash and cash equivalents at beginning of period	232,704	228,776
Cash and cash equivalents at end of period	$235,250	$256,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis consistent with the Company's March 31, 2014 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which was filed with the SEC on May 16, 2014.  The results of operations for the interim period ended June 30, 2014 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on March 28, 2015 and consists of 52 weeks. The Company's prior fiscal year ended on March 29, 2014 and also consisted of 52 weeks.  The Company’s results of operations for the three months ended June 28, 2014 and June 29, 2013 both contain 13 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued additional guidance to clarify the principles used to recognize revenue for all entities. This guidance will be effective for the Company in the first quarter of its fiscal year ending March 31, 2018. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its financial position, results of operations, or cash flows.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of June 30, 2014 and March 31, 2014 (in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$230,752	$—	$—	$230,752	$230,752	$—	$—
Level 1:
Mutual Funds	3,418	126	—	3,544	—	3,544	—
Level 2:
Government Agency Securities	51,329	48	(7)	51,370	—	5,812	45,558
Commercial Paper	55,762	12	—	55,774	4,498	51,276	—
Corporate Bonds	94,537	245	(3)	94,779	—	31,553	63,226
Certificates of Deposits ("CDs")	1,002	—	—	1,002	—	1,002	—
Subtotal	202,630	305	(10)	202,925	4,498	89,643	108,784

Total cash, cash equivalents and investments measured at fair value	$436,800	$431	$(10)	$437,221	$235,250	$93,187	$108,784

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$232,704	$—	$—	$232,704	$232,704	$—	$—
Level 1:
Mutual Funds	1,779	31	(3)	1,807	—	1,807	—
Level 2:
Government Agency Securities	53,976	43	(9)	54,010	—	21,325	32,685
Commercial Paper	47,766	7	—	47,773	—	47,773	—
Corporate Bonds	98,289	195	(17)	98,467	—	30,810	67,657
CDs	1,002	—	—	1,002	—	1,002	—
Subtotal	201,033	245	(26)	201,252	—	100,910	100,342

Total cash, cash equivalents and investments measured at fair value	$435,516	$276	$(29)	$435,763	$232,704	$102,717	$100,342

As of June 30, 2014 and March 31, 2014, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments.

The Company did not incur any material realized or unrealized net gains or losses in the three months ended June 30, 2014 and 2013.

There were no transfers between fair value measurement levels during the three months ended June 30, 2014 and 2013.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, CDs, and derivative foreign currency contracts. The fair value of Level 2 investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads, and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value. The fair value of Level 2 derivative foreign currency contracts is determined using pricing models that use observable market inputs.

4. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	June 30,	March 31,
(in thousands)	2014	2014
Accounts receivable	$175,466	$159,592
Provisions for returns	(6,760)	(6,201)
Provisions for promotions, rebates, and other	(17,617)	(14,803)
Provisions for doubtful accounts and sales allowances	(324)	(287)
Accounts receivable, net	$150,765	$138,301

Inventory, net:

	June 30,	March 31,
(in thousands)	2014	2014
Raw materials	$26,406	$28,071
Work in process	290	985
Finished goods	34,272	28,076
Inventory, net	$60,968	$57,132

Accrued Liabilities:

	June 30,	March 31,
(in thousands)	2014	2014
Employee compensation and benefits	$26,400	$32,280
Warranty obligation	8,207	7,965
Income taxes payable	4,635	3,092
Accrued other	22,247	23,514
Accrued liabilities	$61,489	$66,851

The Company's warranty obligation is included as a component of accrued liabilities in the condensed consolidated balance sheets. Changes in the warranty obligation during the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended	Three Months Ended
(in thousands)	June 30, 2014	June 30, 2013
Warranty obligation at beginning of period	$7,965	$13,410
Warranty provision related to products shipped	2,762	2,441
Deductions for warranty claims processed	(1,370)	(1,367)
Adjustments related to preexisting warranties	(1,150)	(1,267)
Warranty obligation at end of period	$8,207	$13,217

5. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company purchases services and components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded in the consolidated balance sheets.  As of June 30, 2014, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $147.0 million.

Other Guarantees and Obligations

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale of assets of a subsidiary, matters related to the Company's conduct of business and tax matters prior to the sale. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various triggering events relating to the sale and use of its products and services.  In addition, the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the condensed consolidated financial statements.

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. ("GN") sued Plantronics, Inc. in the U.S. District Court for the District of Delaware, alleging violations of the Sherman Act, the Clayton Act, and Delaware common law. In its complaint, GN specifically alleges four causes of action: monopolization, attempted monopolization, concerted action in restraint of trade, and tortious interference with business relations. GN claims that the Company dominates the market for headsets sold into contact centers in the United States and that a critical channel for sales of headsets to contact centers is through a limited network of specialized independent distributors (“SIDs”). GN asserts that the Company attracts SIDs through exclusive distributor agreements and alleges that the use of these agreements is illegal. The Company denies each of the allegations in the complaint and is vigorously defending itself. Given the preliminary nature of the case, the Company is unable to estimate an amount or range of any reasonably possible losses resulting from these allegations.

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

6. CREDIT AGREEMENT

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on January 27, 2014 to extend its term to May 9, 2017 (as amended, "the Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("line of credit") and, if requested by the Company, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million. As of June 30, 2014 and March 31, 2014, the Company had no outstanding borrowings under the line of credit.

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

The principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2017. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of LIBOR loans.

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

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions, and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at June 30, 2014.

7. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(in thousands)	2014	2013
Cost of revenues	$535	$535

Research, development and engineering	1,751	1,368
Selling, general and administrative	4,019	3,085
Stock-based compensation included in operating expenses	5,770	4,453
Total stock-based compensation	6,305	4,988
Income tax benefit	(1,789)	(1,437)
Total stock-based compensation, net of tax	$4,516	$3,551

Stock Options

The following is a summary of the Company’s stock option activity during the three months ended June 30, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2014	1,934	$31.91
Options granted	154	$42.66
Options exercised	(109)	$26.01
Options forfeited or expired	(40)	$39.83
Outstanding at June 30, 2014	1,939	$32.93	3.9	$28,994
Vested and expected to vest at June 30, 2014	1,901	$32.75	3.8	$28,764
Exercisable at June 30, 2014	1,390	$29.96	3.0	$24,921

The total intrinsic value of options exercised during the three months ended June 30, 2014 and 2013 was $2.0 million and $12.2 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the three months ended June 30, 2014 was $2.8 million, net of taxes.

As of June 30, 2014, total unrecognized compensation cost related to unvested stock options was $4.8 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during the three months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2014	1,172	$39.52
Restricted stock granted	573	$44.79
Restricted stock vested	(335)	$39.10
Restricted stock forfeited	(56)	$40.04
Non-vested at June 30, 2014	1,354	$41.83

The weighted average grant-date fair value of awards of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the three months ended June 30, 2014 and 2013 was $44.79 and $46.11, respectively. The total fair value of restricted stock that vested during the three months ended June 30, 2014 and 2013 was $13.1 million and $7.3 million, respectively.

As of June 30, 2014, total unrecognized compensation cost related to unvested restricted stock was $46.3 million, which is expected to be recognized over a weighted average period of 2.3 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Three Months Ended June 30,
Employee Stock Options	2014	2013
Expected volatility	28.4%	34.0%
Risk-free interest rate	1.4%	0.6%
Expected dividend yield	1.4%	0.9%
Expected life (in years)	4.2	4.2
Weighted-average grant date fair value	$9.21	$11.86

No purchase rights were granted under the ESPP during the three months ended June 30, 2014 or 2013.

8. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board-authorized programs during the three months ended June 30, 2014 and 2013 are discussed below. As of June 30, 2014, there remained 650,917 shares authorized for repurchase under the program approved by the Board on February 20, 2014 and there were no remaining shares authorized under previously approved programs.

Open Market Repurchases

In the three months ended June 30, 2014 and 2013, the Company repurchased 281,583 shares and 235,468 shares, respectively, of its common stock in the open market for a total cost of $12.4 million and $10.8 million, respectively, and at an average price per share of $44.17 and $45.72, respectively.

In addition, the Company withheld shares valued at $5.8 million and $4.0 million in the three months ended June 30, 2014, and 2013, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants and did not represent an expense to the Company.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	June 30, 2014	March 31, 2014
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(593)	$(1,411)
Accumulated foreign currency translation adjustments	3,950	3,887
Accumulated unrealized gain on investments	220	162
Accumulated other comprehensive income	$3,577	$2,638
(1)Refer to Note 10, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of June 30, 2014 and March 31, 2014.

10. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of June 30, 2014.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between Plantronics and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2014, the Company has International Swaps and Derivatives Association (ISDA) agreements with three applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities within the Company's consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of June 30, 2014 and March 31, 2014, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of our outstanding derivative contracts at the end of each period was as follows:

(in thousands)	June 30, 2014	March 31, 2014
Derivative Assets (recorded in 'Other current assets')
Non-designated hedges	31.3	153.3
Cash flow hedges	803.1	973.4
Total Derivative Assets	834.4	1,126.7

Derivative Liabilities (recorded in 'Other accrued liabilities')
Non-designated hedges	193.6	79.7
Cash flow hedges	1,751.3	2,803.8
Total Derivative Liabilities	1,944.9	2,883.5

Non-Designated Hedges

As of June 30, 2014, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), and Australian Dollars ("AUD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at June 30, 2014:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€18,400	$25,082	Sell EUR	1 month
GBP		£4,000	$6,505	Sell GBP	1 month
AUD	A$	7,500	$7,046	Sell AUD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in interest and other income, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,
(in thousands)	2014	2013
Gain on foreign exchange contracts	$14	$74

Cash Flow Hedges

On a monthly basis, the Company enters into option contracts with a one-year term.  The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. The Company does not purchase options for trading purposes.  As of June 30, 2014, the Company had foreign currency option contracts of approximately €56.5 million and £25.0 million.  As of March 31, 2014, the Company had foreign currency option contracts of approximately €55.7 million and £23.9 million.

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap.  As of June 30, 2014 and March 31, 2014, the Company had foreign currency swap contracts of approximately MXN132.8 million and MXN204.6 million, respectively. The following table summarizes the notional value of the Company’s outstanding MXN cross-currency swaps and approximate USD Equivalent at June 30, 2014:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	132,750	$9,928	Buy MXN	Monthly over	6 months

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands)	2014	2013
Gain (loss) included in AOCI as of beginning of period	$(1,442)	$1,371

Amount of gain (loss) recognized in OCI (effective portion)	73	(1,663)

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	(870)	(16)
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	108	270
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	(762)	254

Loss included in AOCI as of end of period	$(607)	$(546)

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months. The Company recognized an immaterial loss in the consolidated statement operations on the ineffective portion of the cash flow hedges reported in interest and other income, net during the three months ended June 30, 2014. There was no ineffective portion of hedges designated as cash flow hedging instruments during the three months ended June 30, 2013.

11. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rate for the three months ended June 30, 2014 was 26.1% compared to 24.0% for the same period in the prior year. The effective tax rates differ from the statutory rate due primarily to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of June 30, 2014 and March 31, 2014 were unrecognized tax benefits of $13.0 million and $12.6 million, respectively, which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits is $1.8 million as of June 30, 2014 as compared to $1.7 million as of March 31, 2014.  No penalties have been accrued.

The Company is currently under examination by the Internal Revenue Service for its 2010 tax year. The California Franchise Tax Board completed its examination of the Company's 2007 and 2008 tax years. The Company received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2011, except in the United Kingdom where tax matters have been concluded for tax years prior to fiscal year 2013.

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

12. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share as described in the Earnings per Share Topic of the FASB ASC. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three month periods ending June 30, 2014 or 2013.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands, except per share data)	2014	2013
Numerator:
Net income	$28,672	$26,953

Denominator:
Weighted average common shares-basic	41,619	42,692
Dilutive effect of employee equity incentive plans	847	958
Weighted average common shares-diluted	42,466	43,650

Basic earnings per common share	$0.69	$0.63
Diluted earnings per common share	$0.68	$0.62

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	547	292

13. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Beginning in the first quarter of fiscal year 2015, major product categories were revised to include “Enterprise” (formerly Office and Contact Center), which includes corded and cordless communication headsets, audio processors, and telephone systems; and “Consumer” (formerly Mobile, Gaming and Computer Audio, and Clarity), which includes Bluetooth and corded products for mobile phone applications, personal computer ("PC") and gaming headsets, and specialty products marketed for hearing impaired individuals. Prior period net revenues have been reclassified to conform to this presentation.

The following table presents net revenues by product group for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands)	2014	2013
Net revenues from unaffiliated customers:
Enterprise	$152,354	$151,183
Consumer	64,308	51,635
Total net revenues	$216,662	$202,818

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three months ended June 30, 2014 and 2013. The following table presents net revenues by geography:

	Three Months Ended June 30,
(in thousands)	2014	2013
Net revenues from unaffiliated customers:
U.S.	$124,467	$121,318

Europe and Africa	51,262	44,385
Asia Pacific	26,969	23,880
Americas, excluding U.S.	13,964	13,235
Total international net revenues	92,195	81,500
Total net revenues	$216,662	$202,818

No customer accounted for more than 10% of net revenues for the three months ended June 30, 2014. One customer, Ingram Micro, accounted for 10.5% of net revenues for the three months ended June 30, 2013.

No customer accounted for more than 10% of net accounts receivable at June 30, 2014 and March 31, 2014, respectively.

14. SUBSEQUENT EVENTS

On July 29, 2014, the Company announced that the Audit Committee had declared and approved the payment of a dividend of $0.15 per share on September 10, 2014 to holders of record on August 20, 2014.

On July 24, 2014, the Company resolved an insurance coverage dispute with one of its insurance carriers.  Under the terms of the agreement, the Company will receive $2.2 million, which it will recognize within operating income in the second quarter of its fiscal year 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act").  Forward-looking statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "potential," "will," "shall" or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our expectations for new product launches and new Consumer product development efforts in fiscal year 2015 and beyond, (ii) the Unified Communications ("UC") markets and our position in these markets, (iii) our belief that our innovation and breakthroughs in contextual intelligence for and other product features and enhancements in UC has spurred the growth in the Enterprise market and UC product revenues, (iv) our long-term strategy to invest in UC and the relationship of added functionality to successful product launches, (v) the future of UC technologies, including the transition of businesses to UC-supported systems, the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectations concerning our revenue opportunity and profit growth, (vi) our belief that our technology capitalizes on the needs of enterprise users in changing business environments and evolving work styles and that our solutions will be an important part of future enterprise UC environments, (vii) our expectations regarding the slow long-term growth of the traditional office and contact center category and the impact of UC on the growth of enterprise headset adoption overall, (viii) the Mobile Bluetooth market and the stereo and mono product categories, (ix) our position in the Mobile Bluetooth market and the effect of our new products on our position in that market, (x) our research and development strategy, including our investments in software development, (xi) our expectations regarding our sales force and customer service operations, (xii) the maintenance of our reputation in the industry, (xiii) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xiv) our future tax rate and payments related to unrecognized tax benefits, (xv) our anticipated capital expenditures for the remainder of fiscal year 2015 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xvi) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xvii) our ability to draw funds on our credit facility as needed, (xviii) future fluctuations in our cash provided by operating activities, and (xix) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on May 16, 2014; and other documents filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship our products to approximately 70 countries through a network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, and in some parts of the Asia Pacific region where use of our products is widespread.  Our distribution channels in other geographic regions are less mature, and while we primarily serve contact centers in those regions, we continue to expand into the office, mobile, gaming and computer audio, and specialty telephone markets in those regions and other international locations.  Beginning in the first quarter of our fiscal year 2015, major product categories were revised to include “Enterprise” (formerly Office and Contact Center), which includes Unified Communications ("UC"), corded and cordless communication headsets, audio processors, and telephone systems; and “Consumer” (formerly Mobile, Gaming and Computer Audio, and Clarity), which includes Bluetooth and corded products for mobile phone applications, personal computer ("PC") and gaming headsets, and specialty products marketed for hearing impaired individuals. Prior period net revenues have been reclassified to conform to this presentation.  While not always the case, revenues from our Consumer products channel are typically seasonal, with the December quarter (our third fiscal quarter) typically being the strongest.

Total net revenues increased to $216.7 million in the first quarter of fiscal 2015, growing 6.8% over the first quarter of the prior year. UC product revenues increased, growing by 17% over the prior-year quarter to $49.2 million. We believe our innovation and breakthroughs in contextual intelligence and other product features and enhancements spurred this growth. Our increased investments in research and development as compared to the same period in the prior year yielded increased functionality for UC endpoints and successful launches of new consumer products in key markets. We also continued to invest in our global sales force in order to bring these and other products to the marketplace.

We believe UC represents our key long-term driver of revenue and profit growth, and it continues to be our primary focus area. Business communications are transforming from voice-centric systems supported by traditional PBX infrastructure to communication systems that are fully integrated with voice, video, and data and are supported by feature-rich UC software. With this transformation, the requirement for a traditional headset used only for voice communications continues to evolve into a need for a device that delivers contextual intelligence, providing the ability to reach people using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how they can be reached. Our portfolio of UC solutions combines hardware with advanced sensor technology and capitalizes on contextual intelligence, addressing the needs of constantly changing business environments and evolving work styles to make connecting easier and by sharing presence information to convey user availability and other contextual information. We believe UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration, and we believe our solutions with Simply Smarter Communications® technology will be an important part of the UC environment.

The contact center category is the most mature in which we participate, and we expect this category to grow slowly over the long-term. Given the migration to UC by corporations globally, we expect the market for headsets for non-UC enterprise applications to grow very slowly, if at all.  We believe the growth of UC will increase overall headset adoption in enterprise environments and we expect most of the growth in our Enterprise product category over the next five years to come from headsets designed for UC.

Our Consumer products include headsets for mobile communications and entertainment as well as gaming headsets for the console and personal computer categories.  In the first quarter of fiscal year 2015, our Consumer product portfolio benefited from the launch of the Voyager Edge and the continuing strong performance of the Voyager Legend in the mono Bluetooth category, and BackBeat Go 2 and BackBeat Fit are performing well in the stereo Bluetooth category.  These products contributed to the strong performance of our Mobile communications portfolio in the quarter, allowing us to participate fully in market opportunities around the world. We anticipate that our planned investments in these categories will help position us to maintain market share as opportunities in these markets continue to expand.

Integral to our core research and development have been investments in firmware and software engineering to enhance the broad compatibility of our products in the enterprise systems with which they will be deployed, and development of value-added software applications for business users. We believe these investments in software development will help us differentiate our products and maintain long-term gross margins within our business model. We continue to strengthen our strategic partnerships with UC platform suppliers to maintain compatibility of our products with all major platforms as UC usage becomes an essential part of the enterprise communications landscape.

Looking forward, we remain cautious about the macroeconomic environment but note the general improvement in the worldwide economy. We will continue to invest prudently in our long-term growth opportunities. We will continue focusing on innovative product development through our core research and development efforts. We will also continue to grow our sales force and increase marketing and other customer service and support as we expand key strategic partnerships to market our UC products.  We believe we have an excellent position in the market and a well-deserved reputation for quality and service that we will continually strive to earn through ongoing investment and strong execution.

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

	Three Months Ended June 30,
(in thousands, except percentages)	2014		2013
Net revenues	$216,662	100.0%	$202,818	100.0%
Cost of revenues	101,952	47.1%	97,186	47.9%
Gross profit	114,710	52.9%	105,632	52.1%
Operating expenses:
Research, development, and engineering	22,520	10.4%	20,863	10.3%
Selling, general, and administrative	56,429	26.0%	48,097	23.7%
Gain from litigation settlement	(2,000)	(0.9)%	—	—%
Restructuring and other related charges	—	—%	723	0.4%
Total operating expenses	76,949	35.5%	69,683	34.4%
Operating income	37,761	17.4%	35,949	17.7%
Interest and other income (expense), net	1,020	0.5%	(486)	(0.2)%
Income before income taxes	38,781	17.9%	35,463	17.5%
Income tax expense	10,109	4.7%	8,510	4.2%
Net income	$28,672	13.2%	$26,953	13.3%

NET REVENUES

	Three Months Ended June 30,		Increase
(in thousands, except percentages)	2014	2013	(Decrease)
Net revenues from unaffiliated customers:
Enterprise	$152,354	$151,183	$1,171	0.8%
Consumer	64,308	51,635	12,673	24.5%
Total net revenues	$216,662	$202,818	$13,844	6.8%

Enterprise products represent our largest source of revenues, while Consumer products represent our largest unit volumes.  Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives, and channel mix. Net revenues derived from sales into the Consumer products retail channel typically account for a seasonal increase in net revenues in the third quarter of our fiscal year.

Net revenues increased in the first quarter of fiscal year 2015 over the same period a year ago due primarily to higher Mobile revenues within our Consumer product category, driven by a stronger product portfolio that was well received in the retail market. In addition, Enterprise revenues increased, driven by year on year growth in UC product sales.

Geographic Information

	Three Months Ended June 30,		Increase
(in thousands, except percentages)	2014	2013	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$124,467	$121,318	$3,149	2.6%
As a percentage of net revenues	57.4%	59.8%
Europe and Africa	51,262	44,385	6,877	15.5%
Asia Pacific	26,969	23,880	3,089	12.9%
Americas, excluding U.S.	13,964	13,235	729	5.5%
Total international net revenues	92,195	81,500	10,695	13.1%
As a percentage of net revenues	42.6%	40.2%
Total net revenues	$216,662	$202,818	$13,844	6.8%

Compared to the same period in the prior year, U.S. net revenues increased in the three months ended June 30, 2014 due to growth in Consumer product revenue, driven by new product introductions such as Voyager Edge in the mono Bluetooth market and Backbeat Go 2 and Backbeat Fit products in the stereo Bluetooth market. Enterprise product revenues dropped in the U.S., with year over year growth in UC product sales more than offset by a decline in revenues from traditional office and contact center products.

In the three months ended June 30, 2014, international net revenues increased due primarily to significant growth in Enterprise product revenues in the Europe and Africa ("E&A") region, driven by year over year growth in UC product sales. In addition, we experienced substantial growth in revenues from traditional office and contact center products in our E&A region. We also experienced strong growth in Consumer product revenue, especially in our APAC region.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2014	2013	(Decrease)
Net revenues	$216,662	$202,818	$13,844	6.8%
Cost of revenues	101,952	97,186	4,766	4.9%
Gross profit	$114,710	$105,632	$9,078	8.6%
Gross profit %	52.9%	52.1%

As a percentage of net revenues, gross profit increased in the three months ended June 30, 2014, compared to the same period prior year due primarily to the positive effects of lower product costs both as a result of lower component costs and as the result of spreading our fixed manufacturing costs over a larger revenue base versus a year ago. We also had positive margin effects from lower charges for excess and obsolete inventory. These items in combination were partially offset by the mix of revenue containing a higher proportion of Consumer products, which carry lower margins on average than our Enterprise products.

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

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2014	2013	(Decrease)
Research, development, and engineering	$22,520	$20,863	$1,657	7.9%
% of net revenues	10.4%	10.3%

During the three months ended June 30, 2014, research, development, and engineering expenses increased compared to the same period prior year due primarily to an increase in our investment in software development and other capabilities related to UC product development. This investment consisted primarily of engineering headcount, resulting in increased compensation and other employee-related expenses.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2014	2013	(Decrease)
Selling, general, and administrative	$56,429	$48,097	$8,332	17.3%
% of net revenues	26.0%	23.7%

Compared to the same period a year ago, selling, general, and administrative expenses increased in the three months ended June 30, 2014 due primarily to increased headcount and employee-related expenses of $5.7 million, related to increased investment in our sales and marketing organizations to support the UC opportunity and growth in emerging markets. We also experienced an increase of $1.9 million in administrative costs which include IT expenses related to the implementation of our new enterprise resource planning ("ERP") system as well as higher litigation expenses.

INCOME TAX EXPENSE

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2014	2013	(Decrease)
Income before income taxes	$38,781	$35,463	$3,318	9.4%
Income tax expense	10,109	8,510	1,599	18.8%
Net income	$28,672	$26,953	$1,719	6.4%
Effective tax rate	26.1%	24.0%

Our effective tax rate for the three months ended June 30, 2014 was 26.1% compared to 24.0% in the same prior year period. The higher effective tax rate for the three months ended June 30, 2014 compared to the same period in the prior year is due primarily to the United States (“U.S.”) federal tax research credit which expired in December 2013, but was available for the first nine months in our fiscal year 2014, the release of larger tax reserves from the expiration of certain statutes of limitations and a favorable transfer pricing adjustment in the prior year period.

We and our subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. We are currently under examination by the Internal Revenue Service for our 2010 tax year. The California Franchise Tax Board completed its examination of our 2007 and 2008 tax years. We received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2011, except in the United Kingdom where tax matters have been concluded for tax years prior to fiscal year 2013.

FINANCIAL CONDITION

The table below provides a summary of our condensed consolidated cash flow information for the periods presented:

	Three Months Ended
	June 30,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$29,538	$34,140	$(4,602)
Net cash used for investing activities	(6,265)	(4,120)	(2,145)
Net cash used for financing activities	(20,790)	(2,424)	(18,366)
Effect of exchange rate changes on cash and cash equivalents	63	(29)	92
Net increase in cash and cash equivalents	$2,546	$27,567	$(25,021)

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

Operating Activities

Net cash provided by operating activities during the three months ended June 30, 2014 decreased from the same prior year period primarily due to a net increase in accounts receivable which was driven by the timing of product shipments during the first quarter compared to the same prior year period as well as slightly longer collection cycles as a result of our focus on the ERP implementation during the first quarter of our fiscal year 2015. This decrease was partially offset by a net increase in accounts payable and accrued liabilities due primarily to the timing of payments made during the first quarter compared to the same prior year period.

Investing Activities

Net cash used for investing activities during the three months ended June 30, 2014 increased from the same prior year period due primarily to a decrease in net proceeds from the sale and maturity of short and long-term investments, which was partially offset by lower capital expenditures.

For the remainder of fiscal year 2015, we expect to spend approximately $20.0 million on capital expenditures for estimated total capital expenditures of approximately $30.0 million for fiscal year 2015, related to costs associated with the purchase and construction of a new Smarter Working office at our European headquarters site in the Netherlands as well as costs associated with building and leasehold improvements at our U.S. headquarters and our facility in Mexico. The remainder of the anticipated capital expenditures for fiscal year 2015 consists primarily of capital investment in our manufacturing capabilities, including tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities during the three months ended June 30, 2014 increased from the prior year period due primarily to a decrease in proceeds from issuances under our stock-based compensation plans, an increase in cash used for the repurchase of common stock, and an increase in cash used for the payment of dividends.

On July 29, 2014, we announced that our Audit Committee had declared a cash dividend of $0.15 per share, payable on September 10, 2014 to stockholders of record at the close of business on August 20, 2014.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  At June 30, 2014, we had working capital of $467.4 million, including $328.4 million of cash, cash equivalents and short-term investments, compared with working capital of $458.7 million, including $335.4 million of cash, cash equivalents and short-term investments at March 31, 2014.

Our cash and cash equivalents as of June 30, 2014 consisted of bank deposits with third party financial institutions and Commercial Paper.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of June 30, 2014, of our $328.4 million of cash, cash equivalents and short-term investments, $10.6 million was held domestically while $317.8 million was held by foreign subsidiaries. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to permanently reinvest our earnings from foreign operations and our current plans do not require us to repatriate our earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of June 30, 2014, our investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, Corporate Bonds, and CDs.

From time to time, our Board of Directors ("Board") has authorized plans under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the first three months of fiscal year 2015, we repurchased 281,583 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $12.4 million, with an average price of $44.17 per share. In addition, we withheld 128,223 shares with a total value of $5.8 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of June 30, 2014, there remained 650,917 shares authorized for repurchase under the stock repurchase program approved by the Board on February 20, 2014. For more information regarding our stock repurchase programs, refer to Note 8, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

In May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), as most recently amended in January 2014 to extend its term to May 2017 (as amended, "the Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit (the "line of credit") to augment our financial flexibility and, if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Any outstanding principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2017, and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of June 30, 2014, the Company had no outstanding borrowings under the line of credit. Loans under the Credit Agreement bear interest at our election (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and,

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

As of June 30, 2014, we were in compliance with these ratios by a substantial margin.

In addition, we and our subsidiaries are required to maintain, on a consolidated basis, unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. As of June 30, 2014, we were in compliance with all covenants under the line of credit.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment of cash dividends, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our ESPP.  We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled or will expire.

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations and the availability of additional funds under the Credit Agreement will be sufficient to fund operations for at least the next 12 months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled “Certain Forward-Looking Information” and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of June 30, 2014 and March 31, 2014, we had off-balance sheet consigned inventories of $37.5 million and $40.0 million, respectively.

Unconditional Purchase Obligations

We utilize several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 30, 2014, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $147.0 million.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission ("SEC") on May 16, 2014.  There have been no changes to our critical accounting estimates during the three months ended June 30, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued additional guidance to clarify the principles used to recognize revenue for all entities. This guidance will be effective for us in the first quarter of our fiscal year ending March 31, 2018. We are currently evaluating the impact, if any, the adoption of this guidance will have on our financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on May 16, 2014.

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	June 30, 2014	March 31, 2014
Cash and cash equivalents	$235.3	$232.7
Short-term investments	$93.2	$102.7
Long-term investments	$108.8	$100.3

As of June 30, 2014, our investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, Corporate Bonds, and CDs.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the three months ended June 30, 2014 and 2013.

Interest rates were relatively unchanged in the three months ended June 30, 2014 compared to the same period in the prior year. During the three month period ended June 30, 2014, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no interest expense from our revolving line of credit. A hypothetical increase or decrease in our interest rates by 10 basis points would have an immaterial impact on our results of operations.

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

We experienced immaterial net foreign currency gains in the three months ended June 30, 2014 and immaterial net foreign currency losses in the three months ended June 30, 2013. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and the GBP in comparison to the U.S. Dollar ("USD"), could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of June 30, 2014 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$25.1	$1.5	$(1.2)
GBP	Sell GBP	$6.5	$0.3	$(0.2)
AUD	Sell AUD	$7.0	$0.9	$(0.7)

Cash Flow Hedges

In the three months ended June 30, 2014, approximately 42.6% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of June 30, 2014, we had foreign currency put and call option contracts with notional amounts of approximately €56.5 million and £25.0 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $7.5 million or incur a loss of $8.8 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of June 30, 2014 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$121.6	$1.7	$(8.3)
Put options	$113.4	$5.8	$(0.5)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of June 30, 2014, we had cross-currency swap contracts with notional amounts of approximately MXN132.8 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of June 30, 2014 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$9.9	$(0.9)	$1.1

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

(b)	Changes in internal control over financial reporting

During the quarter ended June 30, 2014, the Company concluded the re-implementation of its ERP system.  The new system resulted in changes to the Company’s processes and procedures affecting its internal control over financial reporting.  Other than as described above, there have not been any changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  See Note 5, Commitments and Contingencies, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on May 16, 2014, which could materially affect our business, financial position or future results of operations. There have been no material changes to the risk factors disclosed therein. The risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position or future results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of the Company each quarter after its review of our financial performance.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the first quarter of fiscal year 2015:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
March 30, 2014 to April 26, 2014	70,184	[3]	$43.27	70,000	862,500
April 27, 2014 to May 24, 2014	148,866	[4]	$43.33	115,000	747,500
May 25, 2014 to June 28, 2014	190,756	[5]	$45.83	96,583	650,917

[1]	On February 20, 2014, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

[2]	"Average Price Paid per Share" reflects open market repurchases of common stock only.

[3]	Includes 184 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[4]	Includes 33,866 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[5]	Includes 94,173 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[6]	These shares reflect the available shares authorized for repurchase under the February 20, 2014 program.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Form of Change of Control Severance Agreement between Registrant and Certain Executive Officers.					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	July 29, 2014	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer