Form 10-Q/A
period 2014-06-28
PLANTRONICS INC /CA/
filed 2014-08-04
CIK 914025

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

As of July 26, 2014, 42,845,827 shares of the registrant's common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of Plantronics, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, originally filed with the Securities and Exchange Commission on July 29, 2014 (the “Original Report”). This Amendment is being filed solely to correct an administrative error on the cover page of the Original Report with respect to the number of shares outstanding of the Company’s common stock as of July 26, 2014. The correct number of shares of the Company’s common stock outstanding as of July 26, 2014 was 42,845,827.

This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report. No other changes have been made to the Original Report.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q/A:

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

PLANTRONICS, INC.

Date:	August 4, 2014	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer