Form 10-Q
period 2014-12-27
PLANTRONICS INC /CA/
filed 2015-02-04
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

or

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

As of February 3, 2015, 42,997,860 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$280,350	$232,704
Short-term investments	90,647	102,717
Accounts receivable, net	157,322	138,301
Inventory, net	57,724	57,132
Deferred tax assets	11,349	11,776
Other current assets	25,597	13,657
Total current assets	622,989	556,287
Long-term investments	112,796	100,342
Property, plant, and equipment, net	139,292	134,402
Goodwill and purchased intangibles, net	16,140	16,165
Other assets	3,173	4,619
Total assets	$894,390	$811,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,151	$30,756
Accrued liabilities	65,598	66,851
Total current liabilities	98,749	97,607
Long-term income taxes payable	13,814	12,719
Other long-term liabilities	5,662	2,825
Total liabilities	$118,225	$113,151
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock	782	770
Additional paid-in capital	704,403	663,483
Accumulated other comprehensive income	5,924	2,638
Retained earnings	190,569	123,389
Total stockholders' equity before treasury stock	901,678	790,280
Less: Treasury stock, at cost	(125,513)	(91,616)
Total stockholders' equity	776,165	698,664
Total liabilities and stockholders' equity	894,390	$811,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net revenues	$231,781	$212,739	$664,248	$609,537
Cost of revenues	111,865	102,412	311,795	293,964
Gross profit	119,916	110,327	352,453	315,573
Operating expenses:
Research, development, and engineering	22,991	21,018	69,280	62,328
Selling, general, and administrative	57,977	51,467	174,756	148,071
Gain from litigation settlements	(1,666)	—	(7,816)	—
Restructuring and other related charges	—	—	—	547
Total operating expenses	79,302	72,485	236,220	210,946
Operating income	40,614	37,842	116,233	104,627
Interest and other income (expense), net	(2,018)	186	(1,683)	59
Income before income taxes	38,596	38,028	114,550	104,686
Income tax expense	8,212	3,645	28,073	20,212
Net income	$30,384	$34,383	$86,477	$84,474

Earnings per common share:
Basic	$0.73	$0.81	$2.07	$1.98
Diluted	$0.71	$0.80	$2.03	$1.94

Shares used in computing earnings per common share:
Basic	41,901	42,441	41,780	42,647
Diluted	42,700	43,228	42,674	43,554

Cash dividends declared per common share	$0.15	$0.10	$0.45	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income	$30,384	$34,383	$86,477	$84,474
Other comprehensive income (loss):
Foreign currency translation adjustments	54	(73)	128	(114)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	508	(222)	3,604	(3,868)
Net (gains) losses reclassified into income for revenue hedges	(1,220)	116	(61)	262
Net (gains) losses reclassified into income for cost of revenue hedges	63	64	(149)	(180)
Net unrealized gains (losses) on cash flow hedges	(649)	(42)	3,394	(3,786)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	(258)	(2)	(223)	5

Aggregate income tax benefit (expense) of the above items	66	$2	(13)	$74
Other comprehensive income (loss)	(787)	$(115)	3,286	$(3,821)
Comprehensive income	$29,597	$34,268	$89,763	$80,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,477	$84,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,975	11,671
Stock-based compensation	21,122	16,996
Provision for excess and obsolete inventories	992	4,419
Deferred income taxes	1,654	530
Excess tax benefit from stock-based compensation	(2,988)	(4,434)
Other operating activities	484	1,345
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(18,479)	(6,539)
Inventory, net	(920)	(3,135)
Current and other assets	(4,680)	826
Accounts payable	2,395	(10,339)
Accrued liabilities	3,464	1,388
Income taxes	(3,120)	(5,080)
Cash provided by operating activities	100,376	92,122
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	72,564	89,682
Proceeds from maturities of investments	102,175	95,210
Purchase of investments	(172,757)	(181,836)
Acquisition, net of cash acquired	(150)	—
Capital expenditures	(19,214)	(37,657)
Cash used for investing activities	(17,382)	(34,601)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(27,443)	(56,754)
Proceeds from issuances under stock-based compensation plans	17,821	19,599
Employees' tax withheld and paid for restricted stock and restricted stock units	(7,306)	(6,014)
Payment of cash dividends	(19,296)	(13,105)
Excess tax benefit from stock-based compensation	2,988	4,434
Cash used for financing activities	(33,236)	(51,840)
Effect of exchange rate changes on cash and cash equivalents	(2,112)	1,077
Net increase in cash and cash equivalents	47,646	6,758
Cash and cash equivalents at beginning of period	232,704	228,776
Cash and cash equivalents at end of period	$280,350	$235,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis consistent with the Company's March 31, 2014 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which was filed with the SEC on May 16, 2014.  The results of operations for the interim period ended December 31, 2014 are not indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on March 28, 2015 and consists of 52 weeks. The Company's prior fiscal year ended on March 29, 2014 and also consisted of 52 weeks.  The Company’s results of operations for the three and nine months ended December 27, 2014 and December 28, 2013 both contain 13 and 39 weeks, respectively. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

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

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of December 31, 2014 and March 31, 2014 (in thousands):

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$275,851	$—	$—	$275,851	$275,851	$—	$—
Level 1:
Mutual Funds	4,757	121	(75)	4,803	—	4,803	—
Level 2:
Government Agency Securities	85,139	14	(67)	85,086	—	32,235	52,851
Commercial Paper	18,589	3	—	18,592	4,499	14,093	—
Corporate Bonds	99,414	104	(57)	99,461	—	39,516	59,945
Subtotal	203,142	121	(124)	203,139	4,499	85,844	112,796

Total cash, cash equivalents and investments measured at fair value	$483,750	$242	$(199)	$483,793	$280,350	$90,647	$112,796

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$232,704	$—	$—	$232,704	$232,704	$—	$—
Level 1:
Mutual Funds	1,779	31	(3)	1,807	—	1,807	—
Level 2:
Government Agency Securities	53,976	43	(9)	54,010	—	21,325	32,685
Commercial Paper	47,766	7	—	47,773	—	47,773	—
Corporate Bonds	98,289	195	(17)	98,467	—	30,810	67,657
CDs	1,002	—	—	1,002	—	1,002	—
Subtotal	201,033	245	(26)	201,252	—	100,910	100,342

Total cash, cash equivalents and investments measured at fair value	$435,516	$276	$(29)	$435,763	$232,704	$102,717	$100,342

As of December 31, 2014 and March 31, 2014, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments.

The Company did not incur any material realized or unrealized gains or losses in the three and nine months ended December 31, 2014 and 2013.

There were no transfers between fair value measurement levels during the three and nine months ended December 31, 2014 and 2013.

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

4. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	December 31,	March 31,
(in thousands)	2014	2014
Accounts receivable	$182,103	$159,592
Provisions for returns	(7,623)	(6,201)
Provisions for promotions, rebates, and other	(15,934)	(14,803)
Provisions for doubtful accounts and sales allowances	(1,224)	(287)
Accounts receivable, net	$157,322	$138,301

Inventory, net:

	December 31,	March 31,
(in thousands)	2014	2014
Raw materials	$26,385	$28,071
Work in process	1,609	985
Finished goods	29,730	28,076
Inventory, net	$57,724	$57,132

Accrued Liabilities:

	December 31,	March 31,
(in thousands)	2014	2014
Employee compensation and benefits	$33,844	$32,280
Warranty obligation	8,324	7,965
Income taxes payable	—	3,092
Accrued other	23,430	23,514
Accrued liabilities	$65,598	$66,851

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the nine months ended December 31, 2014 and 2013 were as follows:

	Nine Months Ended	Nine Months Ended
(in thousands)	December 31, 2014	December 31, 2013
Warranty obligation at beginning of period	$7,965	$13,410
Warranty provision related to products shipped	7,880	7,234
Deductions for warranty claims processed	(6,960)	(7,272)
Adjustments related to preexisting warranties	(561)	(5,409)	(1)
Warranty obligation at end of period	$8,324	$7,963
(1) During the third quarter of fiscal 2014, the Company identified an immaterial out of period error related to its estimated warranty obligation. The Company recorded a $5.0 million correction in the quarter ended December 31, 2013 which decreased its cost of revenues by approximately $2.4 million and increased net income by approximately $2.1 million.

5. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company purchases services and components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of December 31, 2014, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $132.4 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. ("GN") sued Plantronics, Inc. in the United States ("U.S.") District Court for the District of Delaware, alleging violations of the Sherman Act, the Clayton Act, and Delaware common law. In its complaint, GN specifically alleges four causes of action: monopolization, attempted monopolization, concerted action in restraint of trade, and tortious interference with business relations. GN claims that the Company dominates the market for headsets sold into contact centers in the U.S. and that a critical channel for sales of headsets to contact centers is through a limited network of specialized independent distributors (“SIDs”). GN asserts that the Company attracts SIDs through exclusive distributor agreements and alleges that the use of these agreements is illegal. The Company denies each of the allegations in the complaint and is vigorously defending itself. Given the preliminary nature of the case, the Company is unable to estimate an amount or range of any reasonably possible losses resulting from these allegations.

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

6. CREDIT AGREEMENT

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on January 22, 2015 to extend its term to May 9, 2018 (as amended, "the Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit ("line of credit") and, if requested by the Company, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility size of up to $200.0 million. As of December 31, 2014 and March 31, 2014, the Company had no outstanding borrowings under the line of credit.

Loans under the Credit Agreement bear interest at the election of the Company (i) at the Bank's announced prime rate less 1.50% per annum, (ii) at a daily one month LIBOR rate plus 1.10% per annum or (iii) at an adjusted LIBOR rate, for a term of one, three, or six months, plus 1.10% per annum. Interest on the loans is payable quarterly in arrears. In addition, the Company pays a fee equal to 0.20% per annum on the average daily unused amount of the line of credit, which is payable quarterly in arrears.

The principal, together with accrued and unpaid interest, is due on the amended maturity date of May 9, 2018. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of LIBOR loans.

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

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions, and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at December 31, 2014.

7. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Cost of revenues	$685	$686	$1,888	$1,859

Research, development and engineering	2,068	1,688	5,934	4,708
Selling, general and administrative	4,677	3,669	13,300	10,429
Stock-based compensation included in operating expenses	6,745	5,357	19,234	15,137
Total stock-based compensation	7,430	6,043	21,122	16,996
Income tax benefit	(2,188)	(1,788)	(6,216)	(5,063)
Total stock-based compensation, net of tax	$5,242	$4,255	$14,906	$11,933

Stock Options

The following is a summary of the Company’s stock option activity during the nine months ended December 31, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2014	1,934	$31.91
Options granted	298	$47.11
Options exercised	(544)	$27.49
Options forfeited or expired	(40)	$39.83
Outstanding at December 31, 2014	1,648	$35.92	4.2	$29,375
Vested or expected to vest at December 31, 2014	1,610	$35.68	4.1	$29,097
Exercisable at December 31, 2014	1,117	$31.97	3.3	$24,315

The total intrinsic value of options exercised during the nine months ended December 31, 2014 and 2013 was $11.6 million and $15.1 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the nine months ended December 31, 2014 was $14.9 million, net of taxes.

As of December 31, 2014, total unrecognized compensation cost related to unvested stock options was $4.7 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during the nine months ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2014	1,172	$39.52
Restricted stock granted	653	$45.16
Restricted stock vested	(441)	$38.63
Restricted stock forfeited	(82)	$40.99
Non-vested at December 31, 2014	1,302	$42.55

The weighted average grant-date fair value of awards of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the nine months ended December 31, 2014 and 2013 was $45.16 and $46.09, respectively. The total fair value of restricted stock that vested during the nine months ended December 31, 2014 and 2013 was $17.0 million and $12.3 million, respectively.

As of December 31, 2014, total unrecognized compensation cost related to unvested restricted stock was $37.9 million, which is expected to be recognized over a weighted average period of 1.9 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
Employee Stock Options	2014	2013	2014	2013
Expected volatility	28.4%	30.1%	28.4%	32.2%
Risk-free interest rate	1.4%	1.1%	1.4%	0.9%
Expected dividend yield	1.2%	0.9%	1.3%	0.9%
Expected life (in years)	4.2	4.2	4.2	4.2
Weighted-average grant date fair value	$11.53	$10.15	$10.33	$11.15
ESPP (1)
Expected volatility			24.8%	24.9%
Risk-free interest rate			0.1%	0.1%
Expected dividend yield			1.3%	0.9%
Expected life (in years)			0.5	0.5
Weighted-average grant date fair value			$10.13	$9.58

(1) No purchase rights were granted under the ESPP during the three months ended December 31, 2014 and 2013.

8. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board-authorized programs during the nine months ended December 31, 2014 and 2013 are discussed below. As of December 31, 2014, there remained 336,210 shares authorized for repurchase under a repurchase program approved by the Board on February 20, 2014 and there were no remaining shares authorized under previously approved programs.

Open Market Repurchases

In the nine months ended December 31, 2014 and 2013, the Company repurchased 596,290 shares and 1,281,907 shares, respectively, of its common stock in the open market for a total cost of $27.4 million and $56.8 million, respectively, and at an average price per share of $46.02 and $44.27, respectively.

In addition, the Company withheld shares valued at $7.3 million and $6.0 million in the nine months ended December 31, 2014, and 2013, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants and did not represent an expense to the Company.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	December 31, 2014	March 31, 2014
Accumulated unrealized gain (loss) on cash flow hedges (1)	$1,912	$(1,411)
Accumulated foreign currency translation adjustments	4,015	3,887
Accumulated unrealized gain (loss) on investments	(3)	162
Accumulated other comprehensive income	$5,924	$2,638
(1)Refer to Note 10, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of December 31, 2014 and March 31, 2014.

10. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of December 31, 2014.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2014, the Company has International Swaps and Derivatives Association (ISDA) agreements with three applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of December 31, 2014 and March 31, 2014, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of our outstanding derivative contracts at the end of each period was as follows:

(in thousands)	December 31, 2014	March 31, 2014
Derivative Assets (recorded in 'Other current assets')
Non-designated hedges	$1,019	$153
Cash flow hedges	6,280	973
Total Derivative Assets	$7,299	$1,126

Derivative Liabilities (recorded in 'Other accrued liabilities')
Non-designated hedges	$1	$80
Cash flow hedges	3,617	2,804
Total Derivative Liabilities	$3,618	$2,884

Non-Designated Hedges

As of December 31, 2014, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), and Australian Dollars ("AUD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at December 31, 2014:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€29,400	$35,824	Sell EUR	1 month
GBP		£8,000	$12,408	Sell GBP	1 month
AUD	A$	7,400	$5,982	Sell AUD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in interest and other income, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Gain (loss) on foreign exchange contracts	$2,183	$(372)	$5,160	$(1,564)

Cash Flow Hedges

On a monthly basis, the Company enters into option contracts with a one-year term.  The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. The Company does not purchase options for trading purposes.  As of December 31, 2014, the Company had foreign currency option contracts of approximately €64.6 million and £28.9 million.  As of March 31, 2014, the Company had foreign currency option contracts of approximately €55.7 million and £23.9 million.

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap.  As of December 31, 2014 and March 31, 2014, the Company had foreign currency swap contracts of approximately MXN525.1 million and MXN204.6 million, respectively. The following table summarizes the notional value of the Company’s outstanding MXN cross-currency swaps and approximate USD Equivalent at December 31, 2014:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	525,120	$38,334	Buy MXN	Monthly over	17 months

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Gain (loss) included in AOCI as of beginning of period	$2,601	$(2,373)	$(1,442)	$1,371

Amount of gain (loss) recognized in OCI (effective portion)	508	(222)	3,604	(3,868)

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	1,220	(116)	61	(262)
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	(63)	(64)	149	180
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	1,157	(180)	210	(82)

Gain (loss) included in AOCI as of end of period	$1,952	$(2,415)	$1,952	$(2,415)

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months. During the three and nine months ended December 31, 2014, the Company recognized an immaterial gain on the ineffective portion of its cash flow hedges, which is reported in interest and other income (expense), net in the condensed consolidated statements of operations. There was no ineffective portion of hedges designated as cash flow hedging instruments during the three and nine months ended December 31, 2013.

11. INCOME TAXES

The Company and its subsidiaries are subject in taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rate for the three and nine months ended December 31, 2014 was 21.3% and 24.5% compared to 9.6% and 19.3% for the same period in the prior year. The effective tax rates differ from the statutory rate due primarily to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of December 31, 2014 and March 31, 2014 were unrecognized tax benefits of $13.5 million and $12.6 million, respectively, which would favorably impact the effective tax rate in future periods if recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was $1.8 million as of December 31, 2014 as compared to $1.7 million as of March 31, 2014.  No penalties have been accrued.

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

12. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three and nine month periods ending December 31, 2014 and 2013.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$30,384	$34,383	$86,477	$84,474

Denominator:
Weighted average common shares-basic	41,901	42,441	41,780	42,647
Dilutive effect of employee equity incentive plans	799	787	894	907
Weighted average common shares-diluted	42,700	43,228	42,674	43,554

Basic earnings per common share	$0.73	$0.81	$2.07	$1.98
Diluted earnings per common share	$0.71	$0.80	$2.03	$1.94

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	130	268	442	173

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

The following table presents net revenues by product group for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Net revenues from unaffiliated customers:
Enterprise	$161,591	$146,636	$470,624	$437,764
Consumer	70,190	66,103	193,624	171,773
Total net revenues	$231,781	$212,739	$664,248	$609,537

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and nine months ended December 31, 2014 and 2013. The following table presents net revenues by geography:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Net revenues from unaffiliated customers:
U.S.	$123,092	$113,042	$371,256	$350,155

Europe and Africa	63,940	58,997	164,760	146,476
Asia Pacific	28,778	25,917	84,011	73,077
Americas, excluding U.S.	15,971	14,783	44,221	39,829
Total international net revenues	108,689	99,697	292,992	259,382
Total net revenues	$231,781	$212,739	$664,248	$609,537

No customer accounted for more than 10% of net revenues for the three and nine months ended December 31, 2014 or 2013.

One customer, Ingram Micro, accounted for 11% of net accounts receivable at December 31, 2014. No customer accounted for more than 10% of net accounts receivables at March 31, 2014.

14. SUBSEQUENT EVENTS

On January 26, 2015, the Company announced that the Audit Committee had declared and approved the payment of a dividend of $0.15 per share on March 10, 2015 to holders of record on February 20, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our expectations for new product launches and new Consumer product development efforts in fiscal year 2015 and beyond, (ii) the Unified Communications ("UC") markets and our position in these markets, (iii) our belief that our innovation and breakthroughs in contextual intelligence for and other product features and enhancements in UC has spurred the growth in the Enterprise market and UC product revenues, (iv) our long-term strategy to invest in UC and the relationship of added functionality to successful product launches, (v) the future of UC technologies, including the transition of businesses to UC-supported systems, the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectations concerning our revenue opportunity and profit growth, (vi) our belief that our technology capitalizes on the needs of enterprise users in changing business environments and evolving work styles and that our solutions will be an important part of future enterprise UC environments, (vii) our expectations regarding the slow long-term growth of the traditional office and contact center category and the impact of UC on the growth of enterprise headset adoption overall, (viii) the Mobile Bluetooth market and the stereo and mono product categories, (ix) our position in the Mobile Bluetooth market and the effect of our new products on our position in that market, (x) our research and development strategy, including our investments in software development and the effect of such investments on our business, (xi) our expectations regarding the worldwide economy, as well as our investment strategies and focus, (xii) the maintenance of our reputation in the industry, (xiii) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xiv) our future tax rate and payments related to unrecognized tax benefits, (xv) our anticipated capital expenditures for the remainder of fiscal year 2015 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xvi) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xvii) our ability to draw funds on our credit facility as needed, (xviii) future fluctuations in our cash provided by operating activities, (xix) the sufficiency of our capital resources to fund operations, and (xx) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on May 16, 2014; and other documents filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We ship our products to approximately 75 countries through a network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, and in some parts of the Asia Pacific region where use of our products is widespread.  Our distribution channels in other geographic regions are less mature, and while we primarily serve contact centers in those regions, we continue to expand into the office, mobile, and gaming and computer audio markets in those regions and other international locations.  Beginning in the first quarter of our fiscal year 2015, our major product categories were revised to include “Enterprise” (formerly Office and Contact Center), which includes Unified Communications ("UC"), corded and cordless communication headsets, audio processors, and telephone systems; and “Consumer” (formerly Mobile, Gaming and Computer Audio, and Clarity), which includes Bluetooth and corded products for mobile phone applications, personal computer ("PC") and gaming headsets, and specialty products marketed for hearing impaired individuals. Prior period net revenues have been reclassified to conform to this presentation.  While not always the case, revenues from our Consumer products channel are typically seasonal, with the December quarter (our third fiscal quarter) typically being the strongest.

Total net revenues increased to $231.8 million in the third quarter of our fiscal year 2015, growing 9.0% over the third quarter of the prior year. UC product revenues also increased, growing by 24% over the prior-year quarter to $53.5 million; we believe our innovation and breakthroughs in contextual intelligence and other product features and enhancements spurred this growth. Our increased investments in research and development as compared to the same period in the prior year yielded increased functionality for UC endpoints and successful launches of new consumer products in key markets. We also continued to invest in our global sales force in order to bring these and other products to the marketplace.

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

The contact center category is the most mature in which we participate, and we expect this category to grow slowly over the long-term. Given the migration to UC by corporations globally, we expect the market for headsets for non-UC enterprise applications to grow very slowly, if at all. While we experienced year on year growth of approximately 4% in net revenues from non-UC Enterprise products in the three months ended December 31, 2014, over the full nine-month period ending December 31, 2014 net revenues from non-UC Enterprise products were approximately 1% higher than the same period a year ago. We believe the growth of UC will increase overall headset adoption in enterprise environments and we expect most of the growth in our Enterprise product category over the next five years to come from headsets designed for UC.

Our Consumer products include headsets for mobile communications and entertainment as well as gaming headsets for the console and personal computer categories.  In the third quarter of fiscal year 2015, our Consumer product portfolio benefited from continuing strong performance of the Voyager Edge and Voyager Legend in the mono Bluetooth category, and robust initial sales of BackBeat Fit and BackBeat Pro in the stereo Bluetooth category. These products contributed to the strong performance of our Mobile communications portfolio in the quarter. We anticipate that our planned investments in these Consumer product categories will help position us to maintain market share as opportunities in these markets continue to expand.

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

Looking forward, we remain cautious about the macroeconomic environment noting the general improvement in the U.S. economy with uncertainty in much of the worldwide economy. We will continue to invest prudently in long-term growth opportunities and we will continue to focus on innovative product development through our core research and development efforts. We believe we have an excellent position in the market and a well-deserved reputation for quality and service that we will continually strive to earn through ongoing investment and strong execution.

RESULTS OF OPERATIONS

NET REVENUES

	Three Months Ended December 31,		Increase		Nine Months Ended December 31,		Increase
(in thousands, except percentages)	2014	2013	(Decrease)		2014	2013	(Decrease)
Net revenues from unaffiliated customers:
Enterprise	$161,591	$146,636	$14,955	10.2%	$470,624	$437,764	$32,860	7.5%
Consumer	70,190	66,103	4,087	6.2%	193,624	171,773	21,851	12.7%
Total net revenues	$231,781	$212,739	$19,042	9.0%	$664,248	$609,537	$54,711	9.0%

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

Net revenues increased in the third quarter of our fiscal year 2015 over the same period a year ago due primarily to higher revenues within our Enterprise product category, led by 24% year-on-year growth in UC product sales driven by continued adoption of Unified Communications solutions in the marketplace. Revenues from traditional office and contact center products also increased 4%, driven by strength in our popular cordless system ("CS") wireless products, as well as in our popular EncorePro and SupraPlus corded headset models. In addition, Consumer revenues increased by more than 6%, driven by enhancements to our product portfolio during the year, such as BackBeat Fit and BackBeat Pro in our stereo Bluetooth category and Voyager Edge in our mono Bluetooth category.

Net revenues increased in the nine months ended December 31, 2014 over the same period a year ago due primarily to higher Enterprise revenues, driven by 23% growth in UC product sales due to continued adoption of UC solutions in the marketplace, with non-UC Enterprise revenues up 1%, consistent with our long-term expectations for that category. Consumer revenues also increased due primarily to continued strength in Mobile revenues, driven by enhancements to our product portfolio that have been well-received in the retail market.

Geographic Information

	Three Months Ended December 31,		Increase		Nine Months Ended December 31,		Increase
(in thousands, except percentages)	2014	2013	(Decrease)		2014	2013	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$123,092	$113,042	$10,050	8.9%	$371,256	$350,155	$21,101	6.0%
As a percentage of net revenues	53.1%	53.1%			55.9%	57.4%
Europe and Africa	63,940	58,997	4,943	8.4%	164,760	146,476	18,284	12.5%
Asia Pacific	28,778	25,917	2,861	11.0%	84,011	73,077	10,934	15.0%
Americas, excluding U.S.	15,971	14,783	1,188	8.0%	44,221	39,829	4,392	11.0%
Total international net revenues	108,689	99,697	8,992	9.0%	292,992	259,382	33,610	13.0%
As a percentage of net revenues	46.9%	46.9%			44.1%	42.6%
Total net revenues	$231,781	$212,739	$19,042	9.0%	$664,248	$609,537	$54,711	9.0%

Compared to the same period in the prior year, U.S. net revenues increased in the three months ended December 31, 2014 due to growth in Enterprise product revenue, driven by strength in UC revenues due to the continued adoption of UC in the marketplace, and in traditional office and contact center revenues, driven by strength in our CS wireless products. International net revenues increased in the three months ended December 31, 2014 mainly due to growth in Enterprise revenues, which was driven by strength in both UC and traditional office and contact center product sales. Consumer revenue in international markets also increased, driven largely by strength in our Europe and Africa region within the Mobile Bluetooth category.

In the nine months ended December 31, 2014, the increase in U.S. net revenues was driven in equal measure by Enterprise and Consumer revenues. Within the Consumer category the increase was due to enhancements to our product portfolio. Enterprise net revenue growth was driven primarily by UC, though partly offset by a decline in traditional office and contact center revenues. International net revenues increased due primarily to growth in our Enterprise category driven mainly by double-digit year-on-year growth in UC products as well as by a moderate increase in net revenues from non-UC enterprise products, which performed well in all international regions. Consumer net revenues also grew internationally with the majority of the increase coming from Bluetooth Mobile products in our Asia Pacific region, with healthy growth in Europe and Africa as well.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, charge for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2014	2013	(Decrease)		2014	2013	(Decrease)
Net revenues	$231,781	$212,739	$19,042	9.0%	$664,248	$609,537	$54,711	9.0%
Cost of revenues	111,865	102,412	9,453	9.2%	311,795	293,964	17,831	6.1%
Gross profit	$119,916	$110,327	$9,589	8.7%	$352,453	$315,573	$36,880	11.7%
Gross profit %	51.7%	51.9%			53.1%	51.8%

As a percentage of net revenues, gross profit decreased slightly in the three months ended December 31, 2014, compared to the same prior year period due primarily to two large offsetting items. First, in the year-ago period we identified immaterial out-of-period errors related to our estimated warranty obligation and return material authorization ("RMA") reserves, which resulted in a $2.4 million benefit in the prior year that did not recur in the current quarter ended December 31, 2014. The effect of the non-recurrence was unfavorable to gross margin. Second, and largely offsetting this effect, were the positive effects of lower product costs both as the result of lower component costs and as the result of spreading our fixed manufacturing costs over a larger revenue base versus a year ago.

As a percentage of net revenues, gross profit increased in the nine months ended December 31, 2014, compared to the same prior year period due primarily to the positive effects of lower product costs both as a result of lower component costs and as the result of spreading our fixed manufacturing costs over a larger revenue base versus a year ago. We also had positive margin effects from lower charges for excess and obsolete inventory, and from favorable mix within our Enterprise and Consumer products.

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

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2014	2013	(Decrease)		2014	2013	(Decrease)
Research, development, and engineering	$22,991	$21,018	$1,973	9.4%	$69,280	$62,328	$6,952	11.2%
% of net revenues	9.9%	9.9%			10.4%	10.2%

During the three and nine months ended December 31, 2014, research, development, and engineering expenses increased compared to the same prior year periods due primarily to an increase in our investment in software and other capabilities related to product development. This investment consisted primarily of engineering headcount, resulting in increased compensation and other employee-related expenses.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2014	2013	(Decrease)		2014	2013	(Decrease)
Selling, general, and administrative	$57,977	$51,467	$6,510	12.6%	$174,756	$148,071	$26,685	18.0%
% of net revenues	25.0%	24.2%			26.3%	24.3%

Compared to the same period a year ago, selling, general, and administrative expenses increased in the three months ended December 31, 2014 due primarily to increased headcount and employee-related expenses of $2.7 million related mainly to increased investment in headcount to support the UC opportunity and other growth opportunities, as well as in increase in stock-based compensation. In addition, legal expenses increased by $2.2 million driven by ongoing litigation. Refer to Note 5, Commitments and Contingencies, of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information regarding our ongoing litigation matters.

During the nine month period ended December 31, 2014 compared to the same period a year ago, selling, general, and administrative expenses increased due primarily to increased headcount and employee-related expenses of $10.7 million, related mainly to increased investment in headcount to support the UC opportunity and other growth opportunities. We also experienced an increase of $6.5 million in legal expenses driven mainly by ongoing litigation, and $2.6 million higher depreciation related to capital investments made in the past year.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2014	2013	(Decrease)		2014	2013	(Decrease)
Income before income taxes	$38,596	$38,028	$568	1.5%	$114,550	$104,686	$9,864	9.4%
Income tax expense	8,212	3,645	4,567	125.3%	28,073	20,212	7,861	38.9%
Net income	$30,384	$34,383	$(3,999)	(11.6)%	$86,477	$84,474	$2,003	2.4%
Effective tax rate	21.3%	9.6%			24.5%	19.3%

Our effective tax rate for the three and nine months ended December 31, 2014 was 21.3% and 24.5%, respectively, compared to 9.6% and 19.3%, respectively, in the same prior year period. The effective tax rate for the three and nine months ended December 31, 2014 was higher compared to the same period in the prior year because the rate in the prior year benefited from a higher domestic production activities deduction, a foreign tax credit, and the recognition of Mexican research credit carryforwards resulting from a change in Mexican tax law.

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

FINANCIAL CONDITION

The table below provides a summary of our condensed consolidated cash flow information for the periods presented:

	Nine Months Ended
	December 31,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$100,376	$92,122	$8,254
Net cash used for investing activities	(17,382)	(34,601)	17,219
Net cash used for financing activities	(33,236)	(51,840)	18,604
Effect of exchange rate changes on cash and cash equivalents	(2,112)	1,077	(3,189)
Net increase in cash and cash equivalents	$47,646	$6,758	$40,888

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

Operating Activities

Net cash provided by operating activities during the nine months ended December 31, 2014 increased from the same prior year period primarily due to a net increase in accounts payable and accrued liabilities, which was driven by the timing of payments made during the third quarter compared to the same prior year period. Higher non-cash adjustments driven by stock-based compensation and depreciation in our first three quarters of fiscal year 2015 compared to the same prior year period also contributed to the increase. These increases were partially offset by a net increase in accounts receivable due primarily to higher shipments during the third quarter of our fiscal year 2015 compared to the same prior year period.

Investing Activities

Net cash used for investing activities during the nine months ended December 31, 2014 decreased from the same prior year period due primarily to lower capital expenditures.

We estimate total capital expenditures for fiscal year 2015 will be approximately $30 million compared to our fiscal year 2014 capital expenditures of $51 million. We made significant capital investments in the prior year associated primarily with the purchase of a new manufacturing facility in Tijuana, Mexico and costs incurred to implement a new ERP system. During fiscal year 2015 our capital expenditures related to costs associated with the enhancement of our U.S. and European headquarters, the build-out of our new Mexican facility, and investment of manufacturing capabilities including tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities during the nine months ended December 31, 2014 decreased from the same prior year period.  This decrease was driven by lower stock repurchases, partially offset by lower proceeds from stock issuances under stock-based compensation plans and higher dividend payments.

On January 26, 2015, we announced that our Audit Committee of the Board ("the Audit Committee") had declared a cash dividend of $0.15 per share, payable on March 10, 2015 to stockholders of record at the close of business on February 20, 2015.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  At December 31, 2014, we had working capital of $524.2 million, including $371.0 million of cash, cash equivalents and short-term investments, compared with working capital of $458.7 million, including $335.4 million of cash, cash equivalents and short-term investments at March 31, 2014.

Our cash and cash equivalents as of December 31, 2014 consisted of bank deposits with third party financial institutions and Commercial Paper.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of December 31, 2014, of our $371.0 million of cash, cash equivalents and short-term investments, $41.3 million was held domestically while $329.7 million was held by foreign subsidiaries, approximately 90% of which were based in U.S. dollar-denominated holdings. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to permanently reinvest earnings from foreign operations and our current plans do not require us to repatriate earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of December 31, 2014, our investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, and Corporate Bonds.

From time to time, our Board has authorized plans under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the first nine months of fiscal year 2015, we repurchased 596,290 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $27.4 million, with an average price of $46.02 per share. In addition, we withheld 158,267 shares with a total value of $7.3 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of December 31, 2014, there remained 336,210 shares authorized for repurchase under the stock repurchase program approved by the Board on February 20, 2014. For more information regarding our stock repurchase programs, refer to Note 8, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

In May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), as most recently amended in January 2015 to extend its term to May 2018 (as amended, "the Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving line of credit (the "line of credit") to augment our financial flexibility and, if requested by us, the Bank may increase its commitment thereunder by up to $100.0 million, for a total facility of up to $200.0 million.  Any outstanding principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2018, and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of December 31, 2014, the Company had no outstanding borrowings under the line of credit. Loans under the Credit Agreement bear interest at our election (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and,

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

In addition, we and our subsidiaries are required to maintain, on a consolidated basis, unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The credit facility also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults and bankruptcy and insolvency events involving us or any of our subsidiaries. As of December 31, 2014, we were in compliance with all ratios and covenants by a substantial margin.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of December 31, 2014 and March 31, 2014, we had off-balance sheet consigned inventories of $48.3 million and $40.0 million, respectively.

Unconditional Purchase Obligations

We utilize several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2014, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $132.4 million, including off-balance sheet consigned inventories of $48.3 million as discussed above.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on May 16, 2014.  There have been no changes to our critical accounting estimates during the nine months ended December 31, 2014.

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

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	December 31, 2014	March 31, 2014
Cash and cash equivalents	$280.4	$232.7
Short-term investments	$90.6	$102.7
Long-term investments	$112.8	$100.3

As of December 31, 2014, our investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, and Corporate Bonds.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized gains or losses were recognized during the three and nine months ended December 31, 2014 and 2013.

Interest rates were relatively unchanged in the three and nine months ended December 31, 2014 compared to the same period in the prior year. During the three and nine month period ended December 31, 2014, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no interest expense from our revolving line of credit. A hypothetical increase or decrease in our interest rates by 10 basis points would have an immaterial impact on our results of operations.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are a net receiver of currencies other than the U.S. dollar ("USD").  Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, could negatively affect our net revenues and gross margins as expressed in U.S. dollars.  There is a risk that we will have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates.

The primary currency fluctuations to which we are exposed are the Euro ("EUR"), British Pound Sterling ("GBP"), Australian Dollar ("AUD"), Mexican Peso ("MXN"), and the Chinese Renminbi ("RMB"). We experienced immaterial net foreign currency losses in the three and nine months ended December 31, 2014 and 2013. We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MXN denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business.

Non-designated Hedges

We hedge our EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of December 31, 2014 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$35.8	$3.6	$(3.6)
GBP	Sell GBP	$12.4	$1.2	$(1.2)
AUD	Sell AUD	$6.0	$0.6	$(0.6)

Cash Flow Hedges

In the nine months ended December 31, 2014, approximately 44.1% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of December 31, 2014, we had foreign currency put and call option contracts with notional amounts of approximately €64.6 million and £28.9 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $11.1 million or incur a loss of $8.1 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of December 31, 2014 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$137.2	$0.4	$(2.6)
Put options	$128.0	$10.7	$(5.5)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of December 31, 2014, we had cross-currency swap contracts with notional amounts of approximately MXN525.1 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of December 31, 2014 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$38.3	$(3.1)	$3.8

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

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the third quarter of fiscal year 2015:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
September 28, 2014 to October 25, 2014	95,748	[3]	$45.15	95,099	418,360
October 26, 2014 to November 22, 2014	55,081	[4]	$50.44	36,150	382,210
November 23, 2014 to December 27, 2014	46,997	[5]	$52.37	46,000	336,210

1	On February 20, 2014, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	Includes 649 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

4	Includes 18,931 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

5	Includes 997 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

6	These shares reflect the available shares authorized for repurchase under the February 20, 2014 program.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Turnkey Purchase Agreement dated December 12, 2014, between Plantronics BV, Park 20/20 C.V. and Park 20/20 Plantronics C.V.					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	February 4, 2015	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer