Form 10-K
period 2015-03-28
PLANTRONICS INC /CA/
filed 2015-05-15
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2015
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number: 1-12696

Plantronics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0207692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Encinal Street, Santa Cruz, California	95060
(Address of principal executive offices)	(Zip Code)

(831) 426-5858
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

COMMON STOCK, $0.01 PAR VALUE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $48.56 for shares of the Registrant's common stock on September 26, 2014, the last trading day of the Registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $2,065,319,200.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 26, 2014 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of May 14, 2015, 39,164,454 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders to be held on or about July 30, 2015 are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 28, 2015.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2015

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

PART I

This Form 10-K is filed with respect to our fiscal year 2015. Each of our fiscal years ends on the Saturday closest to the last day of March. Fiscal year 2015 ended on March 28, 2015, fiscal year 2014 ended on March 29, 2014, and fiscal year 2013 ended on March 30, 2013.  Fiscal years 2015, 2014, and 2013 each consisted of 52 weeks.  For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

CERTAIN FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "predict," "project," or "will," or variations of such words and similar expressions are based on current expectations and entail various risks and uncertainties.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including, but not limited to, the factors discussed in the subsection entitled "Risk Factors" in Item 1A of this Form 10-K.  This Form 10-K should be read in conjunction with these risk factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.  BUSINESS
COMPANY BACKGROUND

Plantronics, Inc. (“Plantronics,” “Company,” “we,” “our,” or “us”) is a leading global designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, other communication endpoints, and accessories for the business and consumer markets under the Plantronics brand.  We operate our business as one segment.

Our headsets are communications tools providing a hands-free connection to communication or entertainment devices, while also allowing freedom of movement for our users.  We use a variety of technologies to develop high quality products that meet the needs of our customers, whether for communications or personal entertainment.  Our headsets are widely used for applications such as Unified Communications (“UC”), in contact centers, in the office and in the home, with mobile phones and Internet telephony, for gaming, and for other specialty applications.  Our major product categories include Enterprise, which includes corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth® and corded products for mobile phone applications, personal computer ("PC") and gaming headsets, and specialty products marketed for hearing impaired individuals.  Our products are sold under the Plantronics and Clarity brands.

We ship our products to approximately 80 countries through a network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony service providers.  We have well-developed distribution channels in North America, Europe, and in some parts of the Asia Pacific region where use of our products is widespread.  Our distribution channels in other geographic regions are less mature, and while we primarily serve the Enterprise markets in those regions, we continue to expand into mobile, gaming and computer audio, and specialty telephone categories in those regions and other international locations.  While not always the case, revenues from our Consumer category are typically seasonal, with the December quarter (our third fiscal quarter) typically being the strongest.

Plantronics was founded and incorporated in 1961 and most recently became a public company in 1994. Plantronics is incorporated in the State of Delaware and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PLT".

Our principal executive offices are located at 345 Encinal Street, Santa Cruz, California, 95060.  Our telephone number is (831) 426-5858.  Our Company website is www.plantronics.com.

In the Investor Relations section of our website, we provide access free of charge, directly or through a link on our website, shortly after they are electronically filed with or furnished to the Securities and Exchange Commission, to the following filings: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. In addition, documents regarding our corporate governance and the charters of the standing committees of our Board of Directors are also accessible in the Investor Relations section of our website.

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

The proliferation of voice communications applications across much of people's daily lives make communications headsets a key driver of efficiency, ergonomic comfort, and safety for our users.  The increased adoption of new and existing technologies, such as UC, Bluetooth, Voice over Internet Protocol ("VoIP"), Digital Signal Processing ("DSP"), and Digital Enhanced Cordless Telecommunications (“DECT™”), each of which is described below, has contributed to increased demand for our headsets and audio solutions:

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

•
Bluetooth wireless technology is a short-range communications protocol intended to replace the cables connecting portable and/or fixed devices while maintaining high levels of security.  The key features of Bluetooth technology are ubiquity, low power, and low cost.  The Bluetooth specification defines a uniform structure for a wide range of devices to connect and communicate with each other.  Bluetooth standard has achieved global acceptance such that any Bluetooth enabled device, almost anywhere in the world, can connect to other Bluetooth enabled devices in proximity.

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

•	A convenient means for connecting between various applications and voice networks, whether between land lines and mobile phones, or between PC-based communications and other networks

•	Better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, DSP, and more

•	Wireless freedom, allowing people to take and make calls as they move freely without cords or cables around their office or home, or easily from public to private space when privacy is required

•	Multi-tasking benefits that allow people to use computers and mobile devices, including smartphones or other devices, while talking hands-free

•	UC integration of telephony, mobile technologies, cloud-based communications, and PC applications, and by providing greater privacy than traditional speakerphones

•	Compliance with hands-free legislation and enhanced roadway safety by allowing users to have both hands free to drive while talking on a mobile phone

•	Voice command and control that allow people to take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient

Product Categories

Our products are designed to meet the needs of offices (ranging from enterprise to home offices), contact centers, mobile devices (such as mobile phones and smartphones), computer and gaming, residential, and other specialty applications.  These applications are increasingly overlapping as work styles and lifestyles change, and people use devices for multiple functions such as communication, music, and video entertainment.  We serve these markets through our product categories listed below.

Enterprise

The Enterprise market comprises our largest revenue stream and we believe it also represents our largest revenue and profit growth opportunity. We offer a broad range of communications headsets, including high-end, ergonomically designed headsets, audio processors, and telephone systems.  Our end-users consist of enterprise employees and small office, home office, and remote workers.  Growth in this category comes from the following three main factors:

•	Increasing deployment of UC solutions

•	Robust job market

•	Growing awareness of the benefits of using headsets, including the benefits of wireless solutions

The contact center category is the most mature in which we participate, and we expect this category to grow slowly over the long-term.  We expect that contact centers will also adopt UC to help improve productivity and reduce costs.  We develop audio endpoints tailored specifically to UC, and as UC adoption continues to increase, we expect to continue to lead in new product performance by creating solutions that combine hardware and software for an improved customer experience.

Consumer

We believe the mobile headset category will continue to grow as individuals use the technology for both communications and entertainment. The use of headsets designed for mobile phones represents a high volume opportunity and is our second largest revenue stream.  The use of mono headsets typically used with mobile phones has slowed while the use of stereo Bluetooth technology has increased as individuals want to remain wireless without compromising on stereo sound quality. Our mono and stereo Bluetooth mobile headsets merge technological innovations with style, because we believe that style has become as important as functionality in shaping consumers' purchasing decisions in the wearable technology space.  While growth in the mobile headset market has slowed and continues to mature, we believe future growth will be driven primarily by demand for stereo Bluetooth technology.

Gaming and computer audio headsets, whether used for interactive on-line or console gaming, or switching between music and phone calls for multi-functional devices, represent an emerging opportunity for us. As devices providing these users' needs converge, our headsets need to be compatible with PCs, mobile phones, tablets, gaming consoles, and various combinations of these.  We believe our product development roadmaps address the convergence brought about by these needs and we are currently investing in this area to enable future growth.

Under our Clarity brand, we sell specialty products such as speakerphones, amplified captioned phones, amplified corded phones, personal listeners, and alarm clocks, all designed to address the unique needs of various consumer groups, one of which is the increasing number of people worldwide suffering from hearing loss.  We offer a comprehensive range of communications products that serve customers with mild, moderate, and severe hearing loss, as well as the deaf community.

FOREIGN OPERATIONS

In fiscal years 2015, 2014 and 2013, net revenues outside the U.S. accounted for approximately 44%, 42%, and 43%, respectively, of our total net revenues.  Revenues derived from foreign sales are generally subject to additional risks, such as fluctuations in exchange rates, increased tariffs, the imposition of other trade restrictions or barriers, the impact of adverse global economic conditions, and potential currency restrictions.  In fiscal year 2015, international revenues were reduced by approximately $4.7 million, net of the effects of hedging, due to unfavorable foreign exchange fluctuations in the other foreign currencies in which we sell.

We continue to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We manage our economic exposure by hedging a portion of our anticipated Euro ("EUR") and British Pound Sterling ("GBP") denominated sales and our Mexican Peso ("MXN") denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we manage our balance sheet exposure by hedging EUR, GBP, and Australian Dollar ("AUD") denominated cash, accounts receivable, and accounts payable balances. Excess foreign currencies not required for local operations are converted into U.S. Dollars ("USD"). While our existing hedges cover a certain amount of exposure for fiscal year 2016, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, while our existing hedges cover a certain amount of exposure for our fiscal year 2016, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts secured up to 12 months prior. See further discussion on our business risks associated with foreign operations under the risk titled, "We are exposed to fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability" within Item 1A Risk Factors in this Form 10-K.

Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in Note 17, Geographic Information, of our Notes to Consolidated Financial Statements in this Form 10-K.

COMPETITION

The market for our products is very competitive and some of our competitors have greater financial resources than us, as well as more substantial production, marketing, engineering and other capabilities to develop, manufacture, market, and sell their products.

One of our primary competitors is GN Netcom, a subsidiary of GN Store Nord A/S., a Danish telecommunications conglomerate that competes with us in the office, contact center, and mobile categories and, on a limited scale, in the gaming and computer audio categories.  In addition, Motorola, Samsung, LG, and Bose are significant competitors in the consumer mono Bluetooth headset category. Sennheiser Communications, Logitech, VXI, and regional companies are competitors in the computer, office, and contact center categories, while Beats, Skullcandy, and LG are competitors in the Bluetooth Stereo headset category.  In addition, Turtle Beach, Skullcandy, and Razer are competitors in the gaming category.

We believe the principal factors to be successful and competitive in each of the markets we serve are as follows:

•	Our understanding of emerging trends and new communication technologies, such as UC, and our ability to react quickly to the opportunities they provide

•	Alliances and integration/compatibility with major UC vendors

•	Our ability to design, manufacture, and sell products that deliver on performance, style, comfort, features, sound quality, simplicity, price, and reliability

•	Maintenance of our brand name recognition and reputation

•	Superior global customer service, support, and warranty terms

•	Effective and efficient global distribution channels that allow us to market and sell our solutions

•	Increasing global reach

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

During fiscal year 2015, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging trends.  Our goal is to bring the right products to customers at the right time and have best-in-class development processes.

In fiscal year 2016, we will continue to focus our core research and development efforts on UC, which will require incremental investments in firmware and software engineering to enhance the broad compatibility of our products with the enterprise systems into which they will be deployed and to develop value-added software applications for business users.  The products we are developing require significant technological knowledge, speed to market, and might be protected by intellectual property rights. Separately or together, this technological knowledge and our intellectual property gives us a competitive advantage. We are continually striving to improve the efficiency of our development processes through, among other things, strategic architecting, common platforms, and increased use of software and test tools.

The success of our new product introductions is dependent on a number of factors, including appropriate new product selection, timely completion and introduction, cost-effective manufacturing, quality, acceptance of new technologies, and general market acceptance.  See further discussion regarding our business risks associated with our manufacturers under the risk titled, "Our business will be materially adversely affected if we are unable to develop, manufacture, and market new products in response to changing customer requirements and new technologies" within Item 1A Risk Factors in this Form 10-K.

During fiscal years 2015, 2014, and 2013, we incurred approximately $91.6 million, $84.8 million, and $80.4 million, respectively, in research, development, and engineering expenses.  Historically, we have conducted most of our research, development, and engineering with an in-house staff and the limited use of contractors.  Key locations for our research, development, and engineering staff are in the U.S., Mexico, China, the Netherlands, and the United Kingdom.

SALES AND DISTRIBUTION

We maintain a worldwide sales force to provide ongoing customer support and service globally.  To support our customers' needs, we have a well-established, multi-level distribution network in North America, Europe, and in some parts of the Asia Pacific region where use of our products is widespread. Our distribution channels in other regions are less mature, and while we primarily serve the Enterprise market in those regions, we are expanding into the Consumer market in those locations.

Our global commercial distributors include technology and electronics distributors, and national and regional resellers.  The resellers typically offer a wide variety of products from multiple vendors to both other resellers and end users.  Our commercial distribution channel generally maintains inventory of our products.  Our distribution of specialty products includes distributors, retail, government programs, and health care professionals.

Our retail channel consists of both traditional and online consumer electronics retailers, consumer product retailers, office supply distributors, wireless carriers, catalog and mail order companies, and mass merchants.  Our headsets are sold through retailers to corporate customers, small businesses, and to individuals who use them for a variety of personal and professional purposes.  Revenues from this channel are seasonal, with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.

We have a diverse group of customers located throughout the world.  Our principal channel partners are distributors, retailers, and carriers.  Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively.  No customer accounted for more than 10% of our consolidated net revenues in fiscal years 2015, 2014, or 2013.

Our distributors, resellers, system integrators, e-commerce partners, telephony and computer equipment providers resell our commercial headsets and end point products. Wireless carriers, retailers, and e-commerce partners also sell our consumer headsets as Plantronics-branded products and in some cases, in their private label packaging. Carriers purchase headset products from us for use by their own agents and in some cases, also offer headsets to their customers.

We also make direct sales as a General Services Administration (“GSA”) contractor to certain government agencies in the U.S. These sales did not comprise a significant portion of our net revenues in fiscal years 2015, 2014, or 2013.

In addition, certain distributors are authorized resellers under a GSA schedule price list and sell our products to government customers pursuant to that agreement.

We have also established strong UC alliances with leading providers of UC software solutions, and these alliances enhance the sales and distribution of our products to large enterprises deploying UC solutions. In some cases, these partners also resell our solutions to customers as part of a broader communications solution.

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

BACKLOG

Our backlog of unfilled orders was $24.3 million and $26.6 million at March 31, 2015 and 2014, respectively.  We include all purchase orders scheduled for future delivery in backlog.  We have a “book and ship” business model whereby we fulfill the majority of orders within 48 hours of receipt of the order. As a result, our net revenues in any fiscal year depend primarily on orders booked and shipped in that year. In addition, our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty.  Therefore, there is a lack of meaningful correlation between backlog at the end of a fiscal year and the following fiscal year's net revenues. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in net revenues. As a result, we do not believe that backlog information is material to an understanding of our overall business.

MANUFACTURING AND SOURCES OF MATERIALS

Our manufacturing operations consist primarily of assembly and testing, both of which are performed in our manufacturing facility in Tijuana, Mexico.  We outsource the manufacturing of our Bluetooth products to third party manufacturers in China. We also outsource the manufacturing of a limited number of our other products to third parties, typically in China and other countries in Asia.  For a further discussion of the business risks associated with our manufacturers see the risk titled, “We have significant foreign manufacturing operations and rely on third party manufacturers located outside the U.S., and a significant amount of our revenues are generated internationally, which subjects our business to risks of international operations” within Item 1A Risk Factors in this Annual Report on Form 10-K.

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

We procure materials to meet forecasted customer requirements.  Special products and certain large orders are quoted for delivery after receipt of orders at specific lead times.  We maintain minimum levels of finished goods based on estimated market demand, in addition to inventories of raw materials, work in process, sub-assemblies, and components.  In addition, a substantial portion of the raw materials, components, and sub-assemblies used in our products are provided by our suppliers on a consignment basis.  Refer to “Off Balance Sheet Arrangements”, within Item 7 Management's Discussion and Analysis, in this Annual Report on Form 10-K for additional details regarding consigned inventories. We write-down inventory items determined to be either excess or obsolete to their net realizable value.

ENVIRONMENTAL MATTERS

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process.  We believe that our current manufacturing and other operations comply in all material respects with applicable environmental laws and regulations. We are required to comply and we believe are currently in compliance with the European Union (“EU”) and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”) requirements.  Additionally, we believe we are compliant with the RoHS initiatives in China and Korea; however, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create an environmental liability with respect to our facilities, operations, or products. See further discussion of our business risks associated with environmental legislation under the risk titled, "We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs" within Item 1A Risk Factors of this Form 10-K.

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate.  As of March 31, 2015, we had approximately 700 worldwide patents in force, expiring between calendar years 2015 and 2039.

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

We own trademark registrations in the U.S. and a number of other countries with respect to the Plantronics and Clarity trademarks, as well as the names of many of our products and product features.  We currently have pending U.S. and foreign trademark applications in connection with certain new products and product features and may seek copyright protection where we believe it is applicable.  We own a number of domain name registrations and intend to seek more as appropriate.   We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants. See further discussion of our business risks associated with intellectual property under the risk titled "Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management’s time from our business."

EMPLOYEES

On March 31, 2015, we employed approximately 3,397 people worldwide, including approximately 2,248 employees at our manufacturing facility in Tijuana, Mexico.  To our knowledge, no employees are currently covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth in the table below is certain information regarding the executive team of Plantronics:

NAME	AGE	POSITION
Ken Kannappan *	55	President and Chief Executive Officer
Pamela Strayer *	46	Senior Vice President and Chief Financial Officer
Joe Burton *	50	Executive Vice President of Products, Technology & Strategy and Chief Technology Officer
Alejandro Bustamante	59	Senior Vice President, Worldwide Operations
Don Houston *	61	Senior Vice President, Sales
Susan Lovegren	54	Senior Vice President, Human Resources
Barry Margerum	63	Chief Strategy Officer
Marilyn Mersereau	61	Senior Vice President, Marketing and Chief Marketing Officer
Philip Vanhoutte *	59	Senior Vice President and Managing Director, Europe and Africa
*    Executive is also considered an Executive Officer as defined under Regulation S-K Item 401(b).

Mr. Kannappan joined Plantronics in 1995 as Vice President of Sales and was promoted to various positions prior to being named President and Chief Operating Officer in 1998.  In 1999, he was promoted to Chief Executive Officer and has been a member of our Board of Directors since that date.  Prior to joining Plantronics, Mr. Kannappan served as Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated. Mr. Kannappan currently serves as Chairman of the Board of Directors at Mattson Technology, Inc., a supplier of advanced process equipment for the semiconductor industry and is a member of the Board of Directors of Integrated Device Technology, Inc., a developer of system-level optimization solutions.  Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Master of Business Administration from Stanford University.

Ms. Strayer joined Plantronics in 2012 as Senior Vice President and Chief Financial Officer. She is responsible for all aspects of the Company's financial management, in addition to managing the information technology, legal, and investor relations organizations.  Prior to joining Plantronics, from 2005 to 2012, Ms. Strayer held senior financial management roles at Autodesk, Inc., a world leading software design and services company.  Most recently, Ms. Strayer served as Autodesk's Vice President of Finance, Corporate Controller, and Principal Accounting Officer.  Prior to Autodesk, Ms. Strayer held senior finance positions at Epiphany, Inc., a developer of customer relationship management software and Informix Software, Inc., a developer of database software for computers. She also worked in audit services at KPMG, LLP.  Ms. Strayer holds a bachelor's degree in Business Administration from The Ohio State University and is a California licensed Certified Public Accountant.

Mr. Burton joined Plantronics in 2011 as Senior Vice President of Engineering and Development and Chief Technology Officer. To reflect added responsibilities, in 2012, Mr. Burton's title was changed to Senior Vice President of Technology, Development & Strategy and Chief Technology Officer and in 2014 he became Executive Vice President Products, Technology & Strategy and Chief Technology Officer. Prior to joining Plantronics, Mr. Burton held various executive management, engineering leadership, strategy, and architecture-level positions. From 2010 to 2011, Mr. Burton was employed by Polycom, Inc., a global provider of unified communications solutions for telepresence, video and voice, most recently as Executive Vice President, Chief Strategy and Technology Officer and, for a period of time, as General Manager, Service Provider concurrently with his technology leadership role. From 2001 to 2010, Mr. Burton was employed by Cisco Systems, Inc., a global provider of networking equipment, and served in various roles with increasing responsibility including Vice President and Chief Technology Officer for Unified Communications and Vice President, SaaS Platform Engineering, Collaboration Software Group. He holds a Bachelor of Science degree in Computer Information Systems from Excelsior College (formerly Regents College) and attended the Stanford Executive Program.

Mr. Bustamante joined Plantronics in 1994 as President of Plantronics Mexico. In 2012, Mr. Bustamante was promoted to Senior Vice President of Worldwide Operations and is responsible for leading Plantronics' operations and supply chain across both commercial and retail sectors.  Prior to joining Plantronics, from 1991 to 1994, Mr. Bustamante held several key executive positions in operations management at Matrix Aeronautica, a joint venture between Mexico and Hong Kong, to repair and overhaul commercial aircraft and served as Executive Vice President of Offshore Factories, a shelter operation supporting foreign companies set up manufacturing operations in Mexico. Mr. Bustamante holds a Bachelor of Science degree from La Salle University in Mexico City and a Master of Business Administration from Pepperdine University.

Mr. Houston joined Plantronics in 1996 as Vice President of Sales and was promoted to Senior Vice President of Sales in 1998.   Previously, Mr. Houston served as Vice President of Worldwide Sales for Proxima Corporation, a designer, developer, manufacturer, and marketer of multi-media projection products, held various management positions at Calcomp, Inc., a computer peripherals manufacturer for the CAD and graphic market, and held various sales and marketing management positions with IBM Corporation.  Mr. Houston holds a Bachelor of Science degree in Business/Marketing from the University of Arizona.

Ms. Lovegren joined Plantronics in 2013 as Senior Vice President of Human Resources. Prior to joining Plantronics, from 2006 to 2013, Ms. Lovegren was employed by Juniper Networks, Inc., a global provider of networking equipment and software where she served from 2008 to 2013 as Corporate Vice President, Business Aligned Human Resources, Predictive Analytics and Global Access HR Organization, and from 2006 to 2008, as Senior Director, Human Resources.  Prior to her employment at Juniper Networks, Ms. Lovegren served in various roles in human resources management at Agilent Technologies, Inc. and Hewlett-Packard Company. Ms. Lovegren has a Bachelor of Arts degree in Radio and Television Broadcasting from San Jose State University and a Master of Science degree in Human Resources Management from Golden Gate University.

Mr. Margerum joined Plantronics in 1994 as Vice President of Marketing and was promoted in 1996 to President and General Manager of the Computer and Mobile Systems Group.  In 1997, he left Plantronics to become President and CEO of Euphonix, Inc., a public company in the high-end audio equipment space.  In 2000, he re-joined Plantronics as Vice President of Strategy & Customer Segments before becoming Vice President of Strategy and Business Development in 2006, and thereafter named Chief Strategy Officer in 2008.  Prior to joining Plantronics, Mr. Margerum was CEO of MITEM Corporation, a middleware software company serving the healthcare industry, held a variety of marketing and sales positions, including Vice President of Marketing for GRiD Systems Corporation, a laptop computer manufacturer and has worked for Apple, Inc. and IBM Corporation.  Mr. Margerum also serves as Chairman of the Board of Directors of MITEM Corporation.  Mr. Margerum holds a Bachelor of Science in Engineering from Princeton University and a Master of Business Administration from Stanford University.

Ms. Mersereau joined Plantronics in 2012 as Senior Vice President, Marketing and Chief Marketing Officer.  Prior to joining Plantronics, Ms. Mersereau served as Chief Marketing Officer and Senior Vice President of C3 Energy LLC, a provider of smart grid analytics SaaS solutions, from 2011 to 2012.  From 2002 to 2011, Ms. Mersereau served in various roles of increasing responsibility at Cisco Systems, Inc., a global provider of networking equipment, including Senior Vice President of Corporate Marketing. Previously, Ms. Mersereau served in various senior marketing roles at IBM Corporation, Coca-Cola Corporation, The Wendy's Company, and Burger King International. Ms. Mersereau holds a Bachelor of Arts degree from the University of Western Ontario.

Mr. Vanhoutte joined Plantronics in 2003 as Managing Director of Europe, Middle East, and Africa.  He has served as Senior Vice President and Managing Director of Europe and Africa since 2014. Prior to joining Plantronics, Mr. Vanhoutte served as Corporate Vice President of Marketing at Sony Ericsson Mobile Communications and as Vice President of Strategic Market Development at Ericsson's Personal Communications Division. Previously, he served as Senior Vice President of Products, Marketing and Sales at MCI WorldCom's International Division in London and held various management positions at Dell Computer Corporation and Nokia Data, which was merged into Fujitsu-ICL Systems Inc. Mr. Vanhoutte holds a degree in Applied Economics and Engineering from the University of Leuven, Belgium.

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
Our operations and financial performance are dependent on the global economy. Uncertainty regarding future economic conditions makes it challenging to forecast operating results, make business decisions, and identify risks that may affect our business, sources and uses of cash, financial condition, and results of operations. Economic concerns, such as uncertain or inconsistent global or regional economic growth, stagnation or contraction, including the pace of economic growth in the United States in comparison to other geographic and economic regions, pressure on economic growth in Europe, uncertain growth prospects in the Asia Pacific region, as well as anxiety regarding geopolitical conflicts and their short and long-term economic impact, increase the uncertainty and unpredictability for our business as consumers and businesses postpone or forego spending. A global economic downturn or continued erratic or declining business or governmental spending or hiring may reduce sales of our products, increase sales cycles, slow adoption of new technologies, increase price competition, and cause customers and suppliers to default on their financial obligations.
Replacement cycles of our Enterprise products are adversely impacted by lower voluntary employee turnover as new headset demand is typically created when employees feel confident enough to change employers or transition to new positions. While domestic voluntary turnover has improved in recent quarters, slow and inconsistent international business hiring has perpetuated employee reluctance to change jobs, limits opportunities for unemployed workers to reenter the workforce and, consequently, impedes sales of our headsets.
Austerity measures previously implemented by governments in various countries, including the U.S. and Europe, have curtailed, and may further reduce, demand for our products by affected governmental agencies and by our customers who derive all or a portion of their revenues from these agencies. Similarly, to the extent uncertainty regarding public debt limits or budget negotiations, particularly in the U.S and Europe, hinder spending by retail consumers, businesses or governmental agencies, sales of our products may decrease or be delayed. We cannot predict the impact that governmental spending reductions or budget or debt negotiations will have on us or our customers or whether and to what extent our business and results of operations may be adversely harmed.
Additionally, our customers suffer from their own financial and economic challenges. If global or regional economic conditions deteriorate, one or more customers may demand pricing accommodations, delay payments or become insolvent. It is impossible to reliably determine if and to what extent customers may suffer, whether we will be required to adjust our prices or face collection issues with customers or if customer bankruptcies will occur.
We are exposed to fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability.
Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in USD, whereas a significant portion of our sales are transacted in other currencies, particularly the Euro and the British Pound Sterling ("GBP"). Furthermore, fluctuations in foreign currency rates impact our global pricing strategy, resulting in our lowering or raising selling prices in one or more currencies in order to avoid disparity with USD prices and to respond to currency-driven competitive pricing actions. For example, the strengthening of the USD against numerous worldwide currencies that accelerated in the final months of the third quarter of fiscal year 2015 and throughout the fourth fiscal quarter has negatively impacted our sales, pricing, margins, market share and operations overall. Should the dollar remain strong against foreign currencies, principally the Euro and the GBP, we may be compelled to raise prices for our customers in the affected regions. Price increases may be unacceptable to our customers who could seek to replace our products with lesser priced alternatives in which case our sales and market share may be adversely impacted. Otherwise, if we reduce prices to stay competitive in the affected regions our profitability may be harmed. We experienced $5.4 million in net foreign currency losses in fiscal year 2015.
Large or frequent fluctuations in foreign currency rates, coupled with the ease of identifying global price differences for our products via the Internet, increases pricing pressure as well as the likelihood of unauthorized third party “grey market” sales in varying countries taking advantage of price disparities, thereby undermining our established sales channels and operations. We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability. Additionally, the majority of our suppliers are located internationally, principally in Asia. Accordingly, volatile or sustained increases or decreases in exchange rates of Asian currencies may result in increased costs or reductions in the number of suppliers qualified to meet our standards.
Although we hedge currency exchange rates exposures we deem material, changes in exchange rates may nonetheless still have a negative impact on our financial results. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, decisions and actions of central banks and political developments.

We hedge a portion of our Euro and GBP forecasted revenue exposures for the future, typically over 12-month periods. In addition, we hedge a portion of our Mexican Peso forecasted cost of revenues and we have foreign currency forward contracts denominated in Euros, GBP, and Australian Dollars that hedge against a portion of our foreign-currency denominated assets and liabilities. Our foreign currency hedging contracts reduce, but do not eliminate, the impact of currency exchange rate movements, particularly if the fluctuations are significant or sustained, and we do not execute hedging contracts in all currencies in which we conduct business. There is no assurance that our hedging strategies will be effective. Additionally, even if our hedging techniques are successful in the periods during which the rates are hedged, our future revenues, gross profit, and profitability may be negatively affected both at current rates and by adverse fluctuations in currencies against the USD. See Item 7A for further quantitative information regarding potential foreign currency fluctuations.
Our operating results are difficult to predict, and fluctuations may cause volatility in the trading price of our common stock.
Given the nature of the markets in which we compete, our revenues and profitability vary from quarter to quarter and are difficult to predict for many reasons, including the following:
•variations in the volume and timing of orders received during each quarter;

•	the timing of customers' sales promotions and campaigns;

•	the timing of large customer deployments of UC infrastructure;

•	the timing of new product introductions by us and our competitors and phase out of existing products;

•	competition, including pricing pressure, promotions and campaigns by us, our competitors or our customers;

•	failure to timely introduce new products within projected costs;

•	changes in technology and desired product features, including whether those changes occur in the manner and timeframe we anticipate;

•	general economic conditions in the U.S. and in our international markets, including foreign currency fluctuations;

•	seasonality;

•	customer cancellations, and rescheduling;

•	fluctuations in costs for components;

•	shifts in product, geographic or channel mix; and

•	investments in and the costs associated with new product development and strategic initiatives.

Fluctuations in our operating results, including the failure to meet our expectations or the expectations of financial analysts, may cause volatility, including material decreases, in the trading price of our common stock.
The success of our business depends heavily on our ability to effectively market our UC products, and our business could be materially adversely affected if markets do not develop as we expect or we are unable to compete successfully.
Our Enterprise products represent our largest source of revenue, and we regard the market for headsets designed for UC as our greatest long-term opportunity in the Enterprise market. We believe the implementation of UC technologies by large enterprises will be a significant long-term driver of UC headset adoption, and, as a result, a key long-term driver of our revenue and profit growth. Accordingly, we continue to invest in the development of new products and enhance existing products to be more appealing in functionality and design for the UC office market; however, there is no guarantee significant UC growth will occur or that we will successfully take advantage of any growth that does occur.
Our ability to realize and achieve positive financial results from UC adoption could be adversely affected by a number of factors, including the following:

•
As UC becomes more widely adopted, competitors may offer solutions that will effectively commoditize our headsets increases, which, in turn, may assert pressure on us to reduce the prices of one or more of our headset products.

•
The market success of major platform providers and strategic partners such as Microsoft Corporation, Cisco Systems, Inc., Avaya, Inc., Alcatel-Lucent, and Huawei, and our influence over such providers with respect to the functionality of their platforms and product offerings, their rate of deployment, and their willingness to integrate their platforms and product offerings with our solutions, is limited. For example, Microsoft’s Lync solution has become a large part of the UC marketplace and the decision by Microsoft to transition from Lync to Skype for Business is a significant transition in the market and may cause end customers to modify or pause their deployment schemes or schedules while assessing the implications of Microsoft’s decision.

•	Failure to timely introduce solutions that are cost effective, feature-rich, stable, and attractive to our customers within forecasted development budgets.

•
Failure to successfully implement and execute new and different processes involving the design, development, and manufacturing of complex electronic systems composed of hardware, firmware, and software that works seamlessly and continuously in a wide variety of environments and with multiple devices.

•
Failure of UC solutions generally, or our solutions in particular, to be adopted with the breadth and speed that we currently anticipate. For example, concerns about the security of information and data stored over the Internet and wireless security in general, each of which is further enabled by UC solutions, including our products, have caused entities in various markets to reassess the security of UC devices.

•	Failure of our sales model and expertise to support complex integration of hardware and software with UC infrastructure consistent with changing customer purchasing expectations.

•
If new or evolving sales models such as our Device-as-a-Service offering in which we provide headsets to UC end customers on a subscription basis through channel partners are successful, they may have a long-term positive effect on our operations; however differences in revenue-recognition treatment may cause short-term revenue declines or increase expenditures that may adversely impact our operations or negatively reflect on our overall growth.

•	Increased competition for market share, particularly given that some competitors have superior technical and economic resources enabling them to take greater advantage of UC market opportunities.

•	Sales cycles for more complex UC deployments are longer as compared to our traditional Enterprise products.

•	Our inability to timely and cost-effectively adapt to changes and future requirements of UC may impact our profitability in this market and our overall margins.

•
Failure to expand our technical support capabilities to support the complex and proprietary platforms in which our UC products are and will be integrated as well as increases in our support expenditures over time.

If our investments in, and strategic focus on, UC does not generate incremental revenue, our business, financial condition, and results of operations could be materially adversely affected.
If we fail to accurately forecast demand we may under or overestimate production requirements resulting in lost business or write offs of excess inventory which may materially harm our business, reputation and results of operations.
Our industry is characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short-term customer commitments, and changes in demand. Production levels are forecasted based on anticipated and historic product demand and we often place orders for materials and components as well as finished products with our suppliers 13 weeks or more in advance of projected orders from our customers. Actual demand depends on many factors and may vary significantly from our forecasts. We will lose opportunities to increase revenues and profits and may incur increased costs and penalties including expedited shipping fees and late delivery penalties if we underestimate customer demand.
Conversely, overestimating demand could result in higher inventories of raw materials, components, and sub-assemblies ("materials and components") and finished products, which may later require us to write off all or a material portion of our inventories. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and we write down to the lower of cost or market value the excess and obsolete inventory, which may adversely affect our results of operations.
For instance, periodically, we or our competitors announce new products, capabilities, or technologies that replace or shorten the life cycles of legacy products or cause customers to defer or stop purchasing legacy products until new products become available. Additionally, new product announcements may incite customers to increase purchases of successful legacy products as part of a last-time buy strategy, thereby increasing sales in the short-term while decreasing future sales by delaying new product adoption. These risks increase the difficulty of accurately forecasting demand for discontinued and new products. Accordingly, during any transition to new products, we may experience inventory obsolescence and loss of revenue and associated gross profit.
If any of the above occur, our business, financial condition and results of operations could be materially harmed.
If our suppliers and sub-suppliers cannot timely deliver sufficient quantities of quality materials and components and finished products, our ability to fulfill customer demand may be adversely impacted and our growth, business, reputation and financial condition may be materially adversely effected.
Our growth and ability to meet customer demand depends in part on our ability to timely obtain sufficient quantities of materials and components as well as finished products of acceptable quality at acceptable prices. We buy materials and components from a variety of suppliers and assemble them into finished products. In addition, certain of our products and key portions of our products lines are manufactured for us by third party original design and contract manufacturers ("ODMs") who obtain materials and sub-components from a long and often complex chain of sub-suppliers. The cost, quality, and availability of the services, materials and components and finished products these ODMs and third parties supply are essential to our success.

Our reliance on these ODMs and third parties therefore involves significant risks, including the following:

•
We rely on suppliers for critical aspects of our business. For instance, we obtain a majority of our Bluetooth products from GoerTek, Inc. Suppliers such as GoerTek may choose to discontinue supplying materials and components or finished products to us for a variety of reasons, which may (i) be difficult, time-consuming, or costly to replace, (ii) force us to redesign or end-of-life certain products, (iii) delay manufacturing or render us unable to meet customer demand, or (iv) require us to make large last-time buys in excess of our short-term needs, holding materials and components or finished products in inventory for extended periods of time. Consequently, if one or more suppliers is unable or unwilling to meet our demand, delivery, or price requirements, our business and operating results could be materially adversely affected.

•
Although we prefer to use standard materials and components in our products, the lack of viable alternative sources or the high development costs associated with existing and emerging wireless and other technologies may require us to work with a single source for silicon chips, chip-sets, or other materials and components in one or more products. Moreover, lead times are particularly long for silicon-based components incorporating radio frequency and digital signal processing technologies and such materials and components make up an increasingly larger portion of our product costs.  Additionally, many consumer product orders have shorter lead times than component lead times, making it increasingly necessary to carry more inventory in anticipation of orders, which may not materialize.

•
A substantial portion of the materials and components used in our products are provided by our suppliers on consignment. As such, we do not take title to the materials and components until they are consumed in the production process. Prior to consumption, title and risk of loss remains with the suppliers. Our supply agreements generally allow us to return parts in excess of maximum order quantities at the suppliers’ expense. Returns for other reasons are negotiated with suppliers on a case-by-case basis and to date have been immaterial. If we are required to purchase all or a material portion of the consigned materials and components, we could incur material unanticipated expenses, including write-downs for excess and obsolete inventory.

•
Rapid increases in production levels to meet product demand, whether or not forecasted, could result in shipment delays, higher costs for materials and components, increased expenditures for freight to expedite delivery of required materials, late delivery penalties, and higher overtime costs and other expenses, which could negatively impact our revenues, reduce profit margins, and harm relationships with affected customers. For instance, beginning in the first quarter of fiscal year 2015, sales of our BackBeat Fit have been constrained by sub-component supply availability. If we are unable to timely deliver products like the BackBeat Fit when requested, relationships with our customers may be harmed. Further, if production is increased rapidly, manufacturing yields may decrease, which may also reduce our revenues or margins.

Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.
Prices of certain raw materials, components, semiconductors, and sub-assemblies may rise depending upon global market conditions which may adversely affect our margins.
We have experienced and expect to continue to experience volatility in prices from our suppliers, particularly in light of the price fluctuations of oil, gold, copper, and other materials and components in the U.S. and around the world, which could negatively affect our profitability or market share. If we are unable to pass cost increases on to our customers or achieve operating efficiencies that offset any increases, our business, financial condition, and results of operations may be materially and adversely affected.
We have strong competitors and expect to face additional competition in the future. If we are unable to compete effectively, our results of operations may be adversely affected.
All of the markets in which we sell our products are intensely competitive and market leadership may change as a result of new product introductions and pricing. We face pressure on our selling prices, sales terms and conditions, and in connection with product performance and functionality. Also, aggressive industry pricing practices may result in decreasing margins.
One of our primary competitors is GN Netcom, a subsidiary of GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate with whom we compete in the office, contact center, and mobile categories. We also compete with consumer electronics companies that manufacture and sell mobile phones or computer peripheral equipment. Many of our competitors are larger, offer broader product lines, may integrate their products with communications headset devices and adapters manufactured by them or others, offer products incompatible with our headsets, and have substantially greater financial, marketing, and other resources.
Competitors in audio devices vary by product line.  Our most competitive product line is headsets for cell phones where we compete with GN's Jabra brand, Motorola, Samsung, and LG, among many others.  Many of these competitors have substantially greater resources than us, and each has an established market position. For sales of our Enterprise products, including UC, our largest competitors are GN, Sennheiser Communications, Logitech, and VXI. For our Consumer products, our primary competitors are Sennheiser, Logitech, Beats, LG, Jaybird, Motorola, Samsung and Bose. In the gaming category of our Consumer products market, our primary competitors are Turtle Beach, Skullcandy, and Razer.

We face additional competition from companies, principally located in or originating from the Asia Pacific region, which offer very low cost headset products, including products modeled on, direct copies of, or counterfeits of our products. Furthermore, online marketplaces make it easier for disreputable and fraudulent sellers to introduce their copies or counterfeit products into the stream of commerce by commingling legitimate products with copies and counterfeits; thereby making it extremely difficult to track and remove copies and counterfeits. The introduction of low cost alternatives, copies and counterfeits has resulted in and will continue to cause market pricing pressure, customer dissatisfaction and harm to our reputation and brand name. If market prices are substantially reduced by new or existing participants in the headset categories, our business, financial condition, or results of operations could be materially and adversely affected.
If we do not distinguish our products, particularly our Consumer products, through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our products may become commoditized and our business could be harmed.  In addition, failure to effectively market our products to customers could lead to lower and more volatile revenue and earnings, excess inventory, and the inability to recover associated development costs, any of which could also have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The markets for our Consumer products are volatile and our ability to compete successfully in one or more of these categories is subject to many risks.
Competition in the markets for our Consumer products, which consist primarily of Bluetooth headsets, gaming, entertainment and computer audio headsets, is intense and presents many significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

•
The global market for mono Bluetooth headsets is shrinking or flat, which is at least partially attributable to the integration of Bluetooth systems into automobiles. The market for stereo Bluetooth headsets continues to grow rapidly, although it remains dominated by lifestyle brands. Our market share has been and is significantly larger in the mono market than in the stereo market and it remains unclear whether we will be able to sufficiently increase share in the stereo market to continue growing in the overall market for Bluetooth headsets.

•
Reductions in the number of suppliers participating in the Bluetooth market has reduced our sourcing options and may in the future increase our costs at a time when our ability to offset higher costs with product price increases is limited.

•
Difficulties retaining or obtaining shelf space and maintaining a robust and compelling eCommerce presence for our Consumer products in our sales channel, particularly with large "brick and mortar" retailers and Internet "etailers" as the market for mono Bluetooth headsets contracts or remains flat.

•
Relying on a dwindling number of retail customers that have significant market share in the shrinking mono Bluetooth category increases our exposure to pricing pressure, unexpected changes in demand and may result in unanticipated fluctuations in our revenues and margins.

•	The varying pace and scale of economic activity in many regions of the world creates demand uncertainty and unpredictability for our Consumer products.

•
The need to rapidly and frequently adopt new technology to keep pace with changing market trends.  In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality that we expect will shorten product lifecycles.

•	Our ability to maintain insight into, and quickly respond to, sudden changes in laws or regulations.

Failure to compete successfully in the consumer business markets may have an adverse effect on our business, results of operations, and financial condition.
We cannot guarantee we will continue to repurchase our common stock pursuant to stock repurchase programs or that we will declare future dividend payments at historic rates or at all. The repurchase of our common stock and the payment of dividends may require us to borrow against our Credit Agreement or incur indebtedness and may not achieve our objectives.
In March 2015, we announced a new corporate return of capital policy with the goal of increasing the return of cash to stockholders to approximately 60% of free cash flow, defined as total operating cash flow less capital expenditures. We intend to achieve this goal primarily through stock repurchases and quarterly dividends. In conjunction with the March 2015 announcement regarding our new return of capital policy, we increased our then-existing stock repurchase program from one million shares to four million shares. Moreover, our Board of Directors has consistently declared quarterly dividends over the years.
Any determination to pay cash dividends at recent rates or at all, or authorization or continuance of any share repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Accordingly, there is no assurance that we will continue to repurchase stock at recent historical levels or at all, or that our stock repurchase programs or dividend declarations will have a beneficial impact on our stock price.

We may also decide to incur indebtedness to support our repurchases, dividends or other activities. We have previously drawn funds and have increased the frequency and amount of draws under our Credit Agreement in connection with our corporate return of capital policy and generally from time to time. Amounts drawn under the Credit Agreement are subject interest charges. Moreover, the Credit Agreement contains affirmative and negative covenants with which we must comply. These restrictions apply regardless of whether any loans are outstanding and could adversely impact how we operate our business, our operating results, and dividend declarations, which, in turn, may negatively impact our stock price. In addition, as we borrow additional funds under the Credit Agreement, we may be required to increase the borrowing limit under the Credit Agreement or seek additional sources of borrowing. Given current credit and debt markets, there is no assurance that if we were to seek additional credit or debt, it would be available when needed or if it is available, the cost or terms and conditions would be acceptable.
Our corporate tax rate may increase or we may incur additional income tax liabilities, which could adversely impact our cash flow, financial condition and results of operations.
We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income has historically been generated in jurisdictions outside of the U.S. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, the applicable tax laws were rescinded or changed, or the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected. In addition, various governmental tax authorities have recently increased their scrutiny of tax strategies employed by corporations and individuals. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition, and results of operations could be materially adversely affected.
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
The technology used in our products is evolving more rapidly now than in the past and we anticipate this trend will continue. Historically, new products primarily offered stylistic changes and quality improvements rather than significant new technologies. Our increasing reliance and focus on the UC market has resulted in a growing number of our products that integrate complex, state-of-the-art technology, increasing the risks associated with new product ramp-up, including product performance and defects in the early stages of production. For example, in the fourth quarter of fiscal year 2015, we announced the recall of a newly launched product, the Encore Pro, that failed to meet our quality standards. The recall negatively impacted revenues in the fourth quarter of fiscal year 2015 and the first quarter of fiscal year 2016.
Office phones have begun to incorporate Bluetooth functionality, which has opened the market to consumer Bluetooth headsets and reduced the demand for our traditional office telephony headsets and adapters, which has resulted in lost revenue and lower margins. Additionally, with the advent of more and different types of mobile devices the need for traditional desk phones with a distinct headset is decreasing, and may limit the sale of both corded and cordless headsets in the future. Moreover, the increasing adoption of wireless headsets has also resulted in increased development costs associated with the introduction of new wireless standards and more frequent changes in those standards and capabilities as compared to wired technologies. If sales and margins on our traditional corded products decline and we are unable to successfully design, develop, and market alternatives at historically comparable margins, our revenue and profits may decrease.
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

The success of our products depends on several factors, including our ability to:

•	Anticipate technology and market trends

•	Develop innovative new products and enhancements on a timely basis

•	Distinguish our products from those of our competitors

•	Create industrial designs that appeal to our customers and end-users

•	Manufacture and deliver high-quality products that are simple to operate in sufficient volumes and acceptable margins

•	Price our products competitively

•	Hire and retain qualified personnel in the highly competitive field of software development

•	Provide timely, effective and accurate technical product support to our customers

•	Leverage new and existing channel partners effectively

If we are unable to develop, manufacture, market, and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, including changing fashion trends and styles, our business, financial condition, and results of operations will be materially adversely affected.
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
Our international operations and sales expose us to various risks including, among others:

•	Fluctuations in foreign currency exchange rates

•	Cultural differences in the conduct of business

•	Greater difficulty in accounts receivable collection and longer collection periods

•	The impact of recessionary, volatile or adverse global economic conditions

•	Reduced protection for intellectual property rights in some countries

•	Changes in regulatory requirements

•	The implementation or expansion of trade restrictions, sanctions or other penalties against one or more countries, its citizens or industries

•	Tariffs, taxes and other trade barriers, particularly in developing nations such as Brazil, India, and others

•	Political conditions, health epidemics, civil unrest, or criminal activities within each country in which we operate

•	The management, operation, and expenses associated with an enterprise spread over various countries

•	The burden and administrative costs of complying with a wide variety of foreign laws and regulations

•	Currency restrictions

•	Compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act and the United Kingdom's Bribery Act

The above-listed and other inherent risks of international operations could materially and adversely affect regional economic activity and business operations in general, which in turn may harm our business, financial condition, and results of operations.
We sell our products through various distribution channels that can be volatile, and failure to establish and maintain successful relationships with our channel partners could materially adversely affect our business, financial condition, or results of operations. In addition, customer bankruptcies or financial difficulties may impact our business.
We sell substantially all of our products through distributors, retailers, OEMs, and telephony service providers. Effectively managing these relationships and avoiding channel conflicts is challenging. Our existing relationships with these parties are generally not exclusive and can be terminated by us or them without cause on short notice. These customers also sell or may sell products offered by our competitors. To the extent our competitors offer more favorable terms or more compelling products, they may not recommend, de-emphasize, or discontinue carrying our products. Moreover, our OEMs may elect to manufacture their own products that are similar to ours. Additionally, it is becoming easier for small online sellers to enter the market unburdened with physical locations, employees and support personnel which can force our larger traditional brick and mortar resellers to reduce their selling prices and in turn demand lower selling prices from us. The inability to establish or maintain successful relationships with distributors, OEMs, retailers, and telephony service providers or to expand our distribution channels and sales models could materially adversely affect our business, financial condition, or results of operations.

As a result of the evolution of our consumer business, our customer mix is changing, and certain retailers, OEMs, and wireless carriers are more significant.  In particular, we have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations in their purchasing activities over time, which may increase the volatility of our revenues.  If we are unable to correctly anticipate the quantities and timing of their purchase requirements, our revenues may be adversely affected, or we may be left holding large volumes of inventory that cannot be sold to other customers.
Also, in order to provide us with greater insight and control over our channels, we implemented an authorization program in which distributors and resellers are asked to enter into agreements or supplement existing agreements in connection with the sale of all or a portion of our products. Our partners may deem the program difficult, time-consuming or disruptive, or the terms of the program or our agreements unacceptable.
Additionally, we have implemented an electronic minimum advertised pricing policy applicable to a number of new and future products as well as certain legacy products. The policy allows us to limit and reject orders from resellers who fail to promote and maintain the premium image of our brand and products by advertising online prices for covered products below prices we establish and periodically adjust. Enforcement of the policy may result in lost sales and harm our business relationships and reputation, potentially materially, with one or more customers or resellers.
If the number and quality of our distributors and resellers declines, our business, financial condition, and results of operations could be materially, adversely affected.
The increased use of software in our products or as standalone applications could impact the way we recognize revenue which, if material or done incorrectly, could adversely affect our financial results.
We are increasingly incorporating software features and functionalities into our products, offering firmware and software fixes, updates, and upgrades electronically over the Internet and developing standalone software applications. As the nature and extent of software integration in our products increases or if sales of standalone software applications become material, the way we report revenue related to our products could be significantly affected. For example, we are increasingly required to evaluate whether our revenue transactions include multiple deliverables and, as such, whether the revenue generated by each transaction should be recognized upon delivery, over a period of time or apportioned and recognized based on a combination of the two in light of all the facts and circumstances related to each transaction. Moreover, the software revenue recognition rules are complex and dynamic. If we fail to accurately apply these complex rules and policies, we may incorrectly report revenues in one or more reporting periods. If this were to occur and the error was material, we may be required to restate our financial statements, which could materially and adversely impact our results for the affected periods, cause our stock price to decline, and result in securities class actions or other similar litigation.
Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management's time from our business.
Our success depends in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective trademark, patent, copyright, and trade secret protection and enforcement may not be available in every country in which our products and media properties are distributed to customers. The process of seeking intellectual property protection can be lengthy, expensive, and uncertain. Patents may not be issued in response to our applications, and any patents that may be issued may be invalidated, circumvented, or challenged by others. If we are required to enforce our intellectual property or other proprietary rights through litigation, the costs and diversion of management's attention could be substantial. Furthermore, we may be countersued by an actual or alleged infringer if we attempt to enforce our intellectual property rights, which may materially increase our costs, divert management attention, and result in injunctive or financial damages being awarded against us. In addition, the existing patents, copyright registrations, trademarks, trade secrets and domain names may not provide us competitive advantages or be adequate to safeguard and maintain our proprietary rights. If it is not feasible or possible to obtain, enforce, or protect our intellectual property rights, our business, financial condition, and results of operations could be materially, adversely affected.

Patents, copyrights, trademarks, and trade secrets are owned by individuals or entities that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights. These claims or allegations may relate to intellectual property that we develop or the intellectual property incorporated in the materials or components provided by one or more suppliers. As we have grown, the intellectual property rights claims against us and our suppliers have increased. There has also been a general trend of increasing intellectual property infringement claims against corporations that make and sell products. Our products, technologies and the components and materials contained in our products may be subject to certain third-party claims and, regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate, settle, or otherwise resolve. In addition, to the extent claims against us or our suppliers are successful, we may have to pay substantial monetary damages or discontinue the manufacture and distribution of products that are found to be in violation of another party's rights. We also may have to obtain, or renew on less favorable terms, licenses to manufacture and distribute our products or materials or components included in those products, which may significantly increase our operating expenses. In addition, many of our agreements with our distributors and resellers require us to indemnify them for certain third-party intellectual property infringement claims. Discharging our indemnity obligations may involve time-consuming and expensive litigation and result in substantial settlements or damages awards, our products being enjoined, and the loss of a distribution channel or retail partner, any of which may have a material adverse impact on our operating results.
We must comply with various regulatory requirements, and changes in or new regulatory requirements may adversely impact our gross margins, reduce our ability to generate revenues if we are unable to comply, or decrease demand for our products if the actual or perceived quality of our products are negatively impacted.
Our products must meet requirements set by regulatory authorities in each jurisdiction in which we sell them. For example, certain of our Enterprise products must meet local phone system standards. Certain of our wireless products must work within existing permitted frequency ranges. Moreover, competition for limited radio frequency bandwidth as a result of an increasing use of wireless products increases the risk of interference or diminished product performance. In particular, the release of a third party wireless device in the U.S. that operates in the unlicensed 903-928 megahertz radio frequency range using significantly higher power than our wireless products and those of many other users of the unlicensed frequency range may cause our wireless products to experience interference which, if material, may harm our reputation and adversely affect our sales.
As regulations and local laws change and competition increases, we may need to modify our products to address those changes. Regulatory restrictions and competition may increase the costs to design, manufacture, and sell our products, resulting in a decrease in our margins or a decrease in demand for our products if we attempt to pass along the costs. Compliance with regulatory restrictions and bandwidth limitations may impact the actual or perceived technical quality and capabilities of our products, reducing their marketability. In addition, if the products we supply to various jurisdictions fail to comply with the applicable local or regional regulations, if our customers or merchants provide products into unauthorized jurisdictions or our products interfere with the proper operation of other devices, we or consumers purchasing our products may be responsible for the damages that our products cause; thereby causing us to alter the performance of our products, pay substantial monetary damages or penalties, cause harm to our reputation, or cause us to suffer other adverse consequences.
Moreover, new regulations may negatively adversely affect our ability to procure or manufacture our products. For instance, as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission ("SEC") adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The U.S. requirements and any additional European requirements could affect the sourcing and availability of metals used in the manufacture of a number of parts contained in our products. For example, these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals or we may be unable to conclusively verify the origins of all metals used in our products. We may suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, we continue to incur costs associated with compliance, including time-consuming and costly efforts to determine the source of minerals used in our products.
We are exposed to potential lawsuits alleging defects in our products and other claims related to the use of our products.
The sales of our products expose us to the risk of product liability, including hearing loss claims. Although product-related claims are asserted against us periodically, to date none of the claims have materially affected our business, financial condition, or results of operations. Nevertheless, there is no guarantee that future claims will not materially negatively impact our business or result in substantial damages, or both.

Additionally, our mobile headsets are used with mobile telephones and there has been public controversy over whether the radio frequency emissions from mobile phones are harmful to users of mobile phones. We are unaware of any conclusive proof of any health hazard from the use of mobile phones, but research in this area continues and if it establishes a health hazard from the use of mobile phones or public controversy grows even in the absence of conclusive research findings, the likelihood of litigation against us may increase.  Likewise, should research establish a link between radio frequency emissions and corded or wireless headsets or should we become a party to litigation claiming such a link and public concern in this area grows, demand for our corded or wireless headsets could be reduced creating a material adverse effect on our financial results.
There is also continuing public controversy over the use of mobile phones by operators of motor vehicles. While we believe our products enhance driver safety by permitting a motor vehicle operator to generally keep both hands free to operate the vehicle, there is no certainty that this is the case, and we may be subject to allegations that use of a mobile phone and headset contributed to a motor vehicle accident.
We maintain product liability insurance and general liability insurance in amounts we believe sufficient to cover reasonably anticipated claims, including those described above; however, the coverage provided under the policies could be inapplicable or insufficient to cover the full amount of any one or more claims. Therefore, successful product liability claims brought against us could have a material adverse effect upon our business, financial condition, and results of operations.
Our stock price may be volatile and the value of an investment in our stock could be diminished.
The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•	Uncertain global and regional economic and geopolitical conditions, including slow or stagnant growth, inflationary pressures, political or military unrest

•	Failure to meet our forecasts or the expectations and forecasts of securities analysts

•	Changes in our guidance or announced forecasts that may or may not be consistent with the expectations of analysts or investors

•	Quarterly variations in our or our competitors' results of operations and changes in market share

•	The announcement of new products, product enhancements, or partnerships by us or our competitors

•	Our ability to develop, introduce, ship, and support new products and product enhancements and manage product transitions and recalls, if any

•	Repurchases of our common shares under our repurchase plans or public announcement of our intention not to repurchase our common shares

•	Our decision to declare dividends or increase or decrease dividends over historical rates

•	The loss of services of one or more of our executive officers or other key employees

•	Changes in earnings estimates, recommendations, or ratings by securities analysts or a reduction in the number of analysts following our stock

•	Developments in our industry, including new or increased enforcement of existing governmental regulations related to our products and new or revised communications standards

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

Our business could be materially adversely affected if we lose the benefit of the services of key personnel or if we fail to attract talented new personnel.
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
There are multiple regulatory initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”).  If it is determined that our products do not comply with RoHs or WEEE, or additional new or existing environmental laws or regulations in the U.S., Europe, or other jurisdictions are enacted or amended, we may be required to modify some or all of our products or replace one or more components in those products, which, if such modifications are possible, may be time-consuming, expensive to implement or decrease end-user demand, particularly if we increase prices to offset higher costs. If any of the foregoing were to happen, our ability to sell one or more of our products may be limited or prohibited causing a material negative effect on our financial results.
We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process. It is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted in any given country in a manner that creates environmental liability with respect to our facilities, operations, or products.  We may also be required to implement new or modify existing policies, processes and procedures as they relate to the use and disposal of our products. To the extent any new or modified policies, processes or procedures are difficult, time-consuming or costly to implement or we incur claims for environmental matters exceeding reserves or insurance for environmental liability, our operating results could be negatively impacted.
We have $16.1 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill were to exceed its implied fair value, or if the carrying value of intangible assets were not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.
As a result of past acquisitions we have $16.1 million of goodwill and other intangible assets on our consolidated balance sheet as of March 31, 2015.  It is impossible at this time to determine if any future impairment charge could occur or, if it does, whether such charge related to these assets would be material. If such a charge is necessary, it may have a material adverse effect our financial results.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California.  Our facilities are located throughout the Americas, Europe, and Asia.  The table below lists the major facilities owned or leased as of March 31, 2015:

Location	Square Footage	Lease/Own	Primary Use
Chattanooga, Tennessee	10,125	Own	Light Assembly, Sales and Marketing, Engineering, Administration, and TAC (Technical Assistance Center)
Hoofddorp, Netherlands	16,640	Lease	Administrative and TAC
San Diego, California	23,368	Lease	Industrial and Office Space
Santa Cruz, California	79,253	Own	Sales and Marketing, Engineering, Administration
Santa Cruz, California	44,183	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	39,892	Own	Light Assembly, Sales, Engineering, Administration
Santa Cruz, California	20,325	Lease	Light Assembly, Sales, Engineering, Administration
Suzhou, China	42,012	Lease	Sales, Administration, Design Center, Quality, TAC
Tijuana, Mexico	792,304	Own	Engineering, Assembly, Administration, Logistic and Distribution Center, Design Center, Call Center, and TAC.
Wootton Bassett, UK	21,824	Own	Main Building Sales, Engineering, Administration
Wootton Bassett, UK	15,970	Own	Currently leased to a third party

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol “PLT”.  The following table sets forth the low and high sales prices as reported on the NYSE for each period indicated:

	Low	High
Fiscal Year 2015
First Quarter	$41.57	$47.88
Second Quarter	$46.12	$51.00
Third Quarter	$43.27	$53.84
Fourth Quarter	$45.83	$55.45
Fiscal Year 2014
First Quarter	$41.52	$47.00
Second Quarter	$42.94	$48.03
Third Quarter	$42.09	$49.56
Fourth Quarter	$41.41	$46.48

As of April 24, 2015, there were approximately 44 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners, but we believe it is significantly higher than the number of record holders.  On March 27, 2015, the last trading day of fiscal year 2015, the last sale reported on the NYSE for our common stock was $53.95 per share.

Cash Dividends

Quarterly dividends paid per share in fiscal years 2015 and 2014 were $0.15 and $0.10, respectively, resulting in total payments of $25.7 million and $17.4 million, respectively. On April 27, 2015, the Audit Committee approved the payment of a dividend of $0.15 per share on June 10, 2015 to holders of record on May 20, 2015.  We expect to continue paying a quarterly dividend of $0.15 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors each quarter after its review of our financial performance and financial position.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of fiscal year 2015:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
December 28, 2014 to January 24, 2015	37,450	[3]	$52.05	36,000	300,210
January 25, 2015 to February 21, 2015	270,821	[4]	$47.80	267,335	1,032,875
February 22, 2015 to March 28, 2015	1,323,007	[5]	$53.60	1,321,823	2,711,052

[1]	On February 18, 2015 and March 4, 2015, the Board of Directors authorized new programs to repurchase 1,000,000 and 3,000,000 shares of our common stock, respectively.

[2]	"Average Price Paid per Share" reflects only our open market repurchases of common stock.

[3]	Includes 1,450 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[4]	Includes 3,486 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[5]	Includes 1,184 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[6]	These shares reflect the available shares authorized for repurchase under the February 20, 2014, February 18, 2015, and March 4, 2015 programs.

Refer to Note 11, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below. All fiscal years presented consisted of 52 weeks.

	Fiscal Year Ended March 31,
	2015[1]	2014	2013[2]	2012	2011[3]
	($ in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues	$865,010	$818,607	$762,226	$713,368	$683,602
Operating income	$149,085	$140,124	$138,097	$141,353	$140,712
Operating margin	17.2%	17.1%	18.1%	19.8%	20.6%
Income before taxes	$145,251	$141,139	$138,425	$142,602	$140,656
Net income	$112,301	$112,417	$106,402	$109,036	$109,243
Basic earnings per share	$2.69	$2.65	$2.55	$2.48	$2.29
Diluted earnings per share	$2.63	$2.59	$2.49	$2.41	$2.21
Cash dividends declared per common share	$0.60	$0.40	$0.40	$0.20	$0.20
Shares used in basic per share calculations	41,723	42,452	41,748	44,023	47,713
Shares used in diluted per share calculations	42,643	43,364	42,738	45,265	49,344
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$374,709	$335,421	$345,357	$334,512	$429,956
Total assets	$876,042	$811,815	$764,605	$672,470	$744,647
Revolving line of credit	$34,500	$—	$—	$37,000	$—
Other long-term obligations	$19,323	$15,544	$12,930	$13,360	$12,667
Total stockholders' equity	$727,397	$698,664	$646,447	$527,244	$634,852
OTHER DATA:
Cash provided by operating activities	$154,438	$141,491	$125,501	$140,448	$158,232

[1]
During fiscal year 2015, we recognized a gain of $6.5 million upon payment by a competitor to dismiss litigation involving the alleged infringement of a patent assigned to us. In addition, we recognized a gain of $2.2 million related to the resolution of an insurance coverage dispute with one of its insurance carriers.

[2]
We initiated a restructuring plan during the third quarter of fiscal year 2013. Under the plan, we reallocated costs by eliminating certain positions in the US, Mexico, China, and Europe, and transitioned some of these positions to lower cost locations. As part of this plan, we also vacated a portion of a leased facility at our corporate headquarters in the first quarter of fiscal year 2014. The pre-tax charges incurred during fiscal year 2013 included $1.9 million for severance and related benefits and an immaterial amount of accelerated amortization on leasehold assets with no alternative future use. We incurred an immaterial amount of lease termination costs when we exited the facility in the first quarter of fiscal year 2014. The restructuring plan was substantially complete at the end of the first quarter of fiscal year 2014.

[3]
During fiscal year 2011, we recognized a gain of $5.1 million upon payment by a competitor to dismiss litigation involving the alleged theft of certain trade secrets. In addition, we recorded $1.4 million in accelerated amortization expense to reflect the revised estimated life of an intangible asset we deemed to be abandoned.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the sections entitled "Certain Forward Looking Information" and "Risk Factors" above for discussions of the uncertainties, risks, and assumptions associated with these statements.  Our fiscal year-end financial reporting periods end on the Saturday closest to March 31st.  Fiscal years 2015, 2014, and 2013 each had 52 weeks and ended on March 28, 2015, March 29, 2014, and March 30, 2013, respectively.  For purposes of presentation, we have indicated our accounting fiscal year as ending on March 31.

OVERVIEW

We are a leading designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, other communication endpoints, and accessories for the worldwide business and consumer markets under the Plantronics brand.  In addition, we manufacture and market specialty telephone products under our Clarity brand, such as telephones for the hearing impaired, and other related products for people with special communication needs. Our major product categories are Enterprise, which includes headsets optimized for Unified Communications (“UC”), other corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth® and corded products for mobile phone applications, personal computer ("PC") and gaming headsets, and specialty products marketed for hearing impaired individuals.

Our priorities during fiscal year 2015 were to deliver profitable growth, extend our brand, expand our consumer reach, scale for growth, and optimize our culture.

Despite macroeconomic headwinds in some of our key markets, we achieved solid financial results. Compared to the prior year, net revenues increased 5.7% to $865.0 million, while operating profit grew 6.4% to $149.1 million. We delivered $112.3 million in net income, representing approximately 13% of our net revenues. UC product revenues, which we believe represent our key long-term growth driver, increased 18.4% over the prior year to $196.2 million.

To extend our brand in the Enterprise market, we continued to build strategic alliances with major UC vendors and increased our investments in future products targeted at the UC and contact center categories. We enhanced our Channel-facing go-to-market programs and achieved important milestones, including cumulative sales of more than 5 million audio devices optimized for Microsoft Lync. This achievement demonstrates that businesses trust Plantronics to deliver high-quality audio for voice and video communications, enabling end-users to collaborate, anytime and anywhere. In addition, our current portfolio of solutions qualified on Lync 2013 is fully compatible and certified for use with Microsoft's new Skype for Business (formerly Lync) UC client.

To expand our consumer reach, our fiscal year 2015 product development roadmap included new product launches such as the BackBeat Pro, targeted toward the fastest-growing subset of the consumer headset market, the stereo Bluetooth market. Additionally, we strengthened our leading position in the mono Bluetooth category with the release of the Voyager Edge. We also accelerated development efforts for additional new Consumer products to be launched in fiscal year 2016 and beyond, including a refresh of our PC and Entertainment product line planned for the coming year. We have followed our business customer into the mobile world with the goal of becoming the indispensable interface users turn to for connected experiences throughout their day. During fiscal year 2015 we gained share in the mono Bluetooth category and achieved strong growth in the stereo Bluetooth category. In fiscal year 2015, we were presented with four International Forum (iF) product design awards for both Enterprise and Consumer products and two Consumer Electronics Show (CES) innovation awards. We anticipate that planned investments in the Consumer category will help position us to maintain or grow market share as opportunities in these consumer product categories continue to expand.

To scale for growth, we implemented global process improvements, resulting in increased operational efficiencies. This was made possible by major capital investments in our infrastructure with the reimplementation of our global enterprise resource planning ("ERP") system. We optimized our culture through investments in our workspaces around the world to enable smarter working and promote innovation, productivity, and employee well-being. As a result of these continued investments, our Tijuana manufacturing facility was voted the best company to work for in Mexico for the fifth consecutive year.

Looking forward to fiscal year 2016, UC will continue to be our primary focus area. We believe UC represents our key long-term driver of revenue and profit growth, as we anticipate UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration. We expect solutions featuring our Simply Smarter Communications® technology will be an important part of the UC landscape. While we remain cautious about the macroeconomic environment and the fact that the UC opportunity has not matured as quickly as we initially anticipated, we will continue investing prudently in our long-term growth opportunities. We will continue focusing on innovative product development through our core research and development efforts. UC will also remain the central focus of our sales force, marketing group, and other customer service and support teams as we continue expanding key strategic alliances with major UC vendors to market our UC products.  We believe we have an excellent position in the Enterprise and Consumer markets and a well-deserved reputation for quality and service that we will continually strive to earn through ongoing investment and strong execution.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the consolidated statements of operations data.  The financial information and the ensuing discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Net Revenues

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2015	March 31, 2014	Change		March 31, 2014	March 31, 2013	Change
Net revenues:
Enterprise	$619,284	$588,265	$31,019	5.3%	$588,265	$549,301	$38,964	7.1%
Consumer	245,726	230,342	15,384	6.7%	230,342	212,925	17,417	8.2%
Total net revenues	$865,010	$818,607	$46,403	5.7%	$818,607	$762,226	$56,381	7.4%

Enterprise products represent our largest source of revenues, while Consumer products represent our largest unit volumes.  Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives, and channel mix. Net revenues derived from sales of Consumer products into the retail channel typically account for a seasonal increase in net revenues in the third quarter of our fiscal year.

Our net revenues increased in fiscal year 2015 compared to fiscal year 2014 due largely to growth in Enterprise revenues, which was mainly attributable to growth in demand for UC products driven by continued adoption of UC voice solutions in the marketplace. Growth in our net revenues from Consumer products was the result of continued success in the market of key products such as our Voyager Legend mono Bluetooth headset and our Backbeat GO2 and BackBeat FIT stereo Bluetooth headsets. In addition, we successfully introduced Voyager Edge and Backbeat PRO during our fiscal year 2015, driving incremental sales. Partly offsetting these increases were reductions in revenue from our PC and Entertainment product line as our portfolio awaits a refresh in the coming year. A stronger U.S. Dollar ("USD") compared to the other foreign currencies in which we sell decreased net revenues by approximately $4.7 million, net of the effects of hedging, in fiscal year 2015 compared to fiscal year 2014. We generate approximately 40% of our revenues from international sales; therefore, the impact of currency movements on our net revenues can be significant. In fiscal year 2016, our revenues may be materially affected by the high level of uncertainty surrounding exchange rate fluctuations as well as the global economy and consumer spending. We continually work to offset currency movements through hedging strategies designed to minimize the volatility of results and dampen large fluctuations. However, significant and sustained currency moves cannot be managed by hedges alone.

Our net revenues increased in fiscal year 2014 compared to fiscal year 2013 driven by growth in Enterprise revenues, which was mainly attributable to growth in demand for UC products, although our non-UC Enterprise business also grew slightly. We also enjoyed growth in Consumer product revenues as a result of our stronger portfolio of mobile products, which drove strong double-digit growth in the Americas. A weaker USD compared to the Euro ("EUR") and British Pound Sterling ("GBP") increased net revenues by approximately $2.3 million in fiscal year 2014 compared to fiscal year 2013, net of the effects of hedging.

Geographic Information

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2015	March 31, 2014	Change		March 31, 2014	March 31, 2013	Change
Net revenues:
United States	$487,607	$475,278	$12,329	2.6%	$475,278	$436,447	$38,831	8.9%
As a percentage of net revenues	56.4%	58.1%			58.1%	57.3%
Europe and Africa	213,702	195,385	18,317	9.4%	195,385	181,439	13,946	7.7%
Asia Pacific	104,829	94,455	10,374	11.0%	94,455	92,193	2,262	2.5%
Americas, excluding United States	58,872	53,489	5,383	10.1%	53,489	52,147	1,342	2.6%
Total international net revenues	377,403	343,329	34,074	9.9%	343,329	325,779	17,550	5.4%
As a percentage of net revenues	43.6%	41.9%			41.9%	42.7%
Total net revenues	$865,010	$818,607	$46,403	5.7%	$818,607	$762,226	$56,381	7.4%

As a percentage of total net revenues, U.S. net revenues decreased slightly in fiscal year 2015 compared to fiscal year 2014, with international revenues, as a percentage of total net revenues, correspondingly increasing. The increase in absolute dollars in U.S. net revenues was driven primarily by increased Enterprise net revenues due to continued growth in demand for UC and stronger Consumer revenues as a result of a refreshed and enhanced next generation product portfolio. The increase in absolute dollars in international revenues was also due primarily to increased Enterprise net revenues due to continued growth in demand for UC with higher Consumer revenues contributing to a lesser extent. International revenues were reduced by approximately $4.7 million, net of the effects of hedging, in fiscal year 2015 compared to fiscal year 2014, due to unfavorable foreign exchange fluctuations in the other foreign currencies in which we sell.

As a percentage of total net revenues, U.S. net revenues increased slightly in fiscal year 2014 compared to fiscal year 2013, with international revenues, as a percentage of total net revenues, correspondingly decreasing. The increase in absolute dollars in U.S. net revenues resulted in roughly equal measure from increased Enterprise net revenues due to continued growth in demand for UC and increased Consumer revenues as a result of an improved product portfolio. The increase in absolute dollars in international revenues was also due almost entirely to increased Enterprise net revenues due to continued growth in demand for UC. A weaker USD compared to the EUR and GBP resulted in increased international net revenues of approximately $2.3 million in fiscal year 2014 compared to fiscal year 2013, net of the effects of hedging.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2015	March 31, 2014	Change		March 31, 2014	March 31, 2013	Change
Net revenues	$865,010	$818,607	$46,403	5.7%	$818,607	$762,226	$56,381	7.4%
Cost of revenues	403,391	391,979	11,412	2.9%	391,979	359,045	32,934	9.2%
Gross profit	$461,619	$426,628	$34,991	8.2%	$426,628	$403,181	$23,447	5.8%
Gross profit %	53.4%	52.1%			52.1%	52.9%

Compared to the prior year, gross profit as a percentage of revenues increased in fiscal year 2015 due primarily to reductions in product costs and higher revenues from next-generation mobile products carrying better margins.  These favorable impacts were offset in part by the following:  (i) a shift in product mix from Enterprise to Consumer; (ii) within Enterprise, the continued ramp in UC, which carries lower margins than our non-UC Enterprise products; and (iii) non-recurrence of a favorable adjustment made in fiscal year 2014 to correct an immaterial error related to our warranty and sales returns reserves.  Refer to further discussion of this prior year adjustment in Note 6, Details of Certain Balance Sheet Accounts, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

The increase in gross profit in fiscal year 2014 compared to fiscal year 2013 was due primarily to the increase in net revenues. As a percentage of net revenues, gross profit decreased primarily from our UC revenues growing faster than our overall Enterprise revenues. Secondarily, revenues from Consumer products, which carry lower margins than our weighted average margin, grew faster than our overall revenues.

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

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2015	March 31, 2014	Change		March 31, 2014	March 31, 2013	Change
Research, development and engineering	$91,627	$84,781	$6,846	8.1%	$84,781	$80,373	$4,408	5.5%
% of total net revenues	10.6%	10.4%			10.4%	10.5%

The increase in research, development, and engineering expenses in fiscal year 2015 compared to fiscal year 2014 was due primarily to $4.7 million in headcount-related costs, including increased salary expense, and performance-based compensation, including an increase to equity-based compensation resulting from restricted stock grants made after May 2013, which vest over three years, compared to restricted stock grants made prior to May 2013, which vest over four years.

The increase in research, development and engineering expenses in fiscal year 2014 compared to fiscal year 2013 was due primarily to $4.0 million in headcount-related costs, including increased salary expense, and performance-based compensation, including an increase to equity-based compensation resulting from restricted stock grants made after May 2013, which vest over three years, compared to restricted stock grants made prior to May 2013, which vest over four years.

Selling, General, and Administrative

Selling, general, and administrative expense consists primarily of compensation costs, marketing costs, travel expenses, professional service fees, and allocations of overhead expenses, including IT, facilities, and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2015	March 31, 2014	Change		March 31, 2014	March 31, 2013	Change
Selling, general and administrative	$229,569	$201,176	$28,393	14.1%	$201,176	$182,445	$18,731	10.3%
% of total net revenues	26.5%	24.6%			24.6%	23.9%

The increase in selling, general, and administrative expenses in fiscal year 2015 compared to fiscal year 2014 was due primarily to $13.5 million in higher headcount-related costs resulting from higher performance-based compensation reflecting higher net revenues and higher overall achievement against targets, including an increase to equity-based compensation resulting from the shorter vesting schedule of restricted stock grants made after May 2013 compared to restricted stock grants made prior to May 2013. We also experienced an increase of $3.3 million in depreciation related to capital investments made in the past year and $7.1 million in higher legal expenses driven mainly by ongoing litigation.

The increase in selling, general, and administrative expenses in fiscal year 2014 compared to fiscal year 2013 was due primarily to $12.7 million in higher costs resulting from increased headcount, mainly resulting from our investment in Plantronics' global sales presence, and from higher performance-based compensation, including sales commissions, reflecting higher net revenues and higher overall achievement against targets. We also made investments in marketing programs of $4.6 million, including product launch activities and brand awareness campaigns.

Gain from Litigation Settlements

During the fiscal year ended March 31, 2015 we recognized gains of approximately $8.7 million, net of immaterial legal contingency fees, within operating income. These gains were the result of net receipts of $6.5 million from a competitor to dismiss litigation involving the alleged infringement of a patent assigned to us and $2.2 million related to the resolution of an insurance coverage dispute with one of our insurance carriers.

Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2015	March 31, 2014	Change		March 31, 2014	March 31, 2013	Change
Income before income taxes	$145,251	$141,139	$4,112	2.9%	$141,139	$138,425	$2,714	2.0%
Income tax expense	32,950	28,722	4,228	14.7%	28,722	32,023	(3,301)	(10.3)%
Net income	$112,301	$112,417	$(116)	(0.1)%	$112,417	$106,402	$6,015	5.7%
Effective tax rate	22.7%	20.4%			20.4%	23.1%

The effective tax rate for fiscal year 2015 is higher than the previous year due primarily to the absence of several one-time, discrete items that benefited the tax rate in the previous year, such as the generation of a foreign tax credit carryover, changes in Mexican tax law that resulted in the reversal of a valuation allowance, and a deduction for qualifying domestic production activities. These factors were offset by a higher proportion of income earned in foreign jurisdictions that is taxed at lower rates and by an increase in the benefit from the U.S. federal research tax credit. Our fiscal year 2015 included four quarters of benefit from the U.S. federal research tax credit because the credit expired on December 31, 2014 but was retroactively reinstated in January 2015. In contrast, during our fiscal year 2014, the credit was only available for three quarters as the credit expired December 31, 2013 and was not renewed.

In comparison to fiscal year 2013, the decrease in the effective tax rate for fiscal year 2014 was due primarily to changes in Mexican tax law that resulted in the reversal of a valuation allowance, a deduction for qualifying domestic production activities, and the generation of a foreign tax credit carryover, offset by a decrease in the benefit from the U.S. federal research tax credit. The U.S. federal research tax credit expired December 31, 2013 and was therefore only available for three quarters in our fiscal year 2014, compared to fiscal year 2013, which included a five quarters of benefit due to the timing of the retroactive reinstatement of the credit. On January 2, 2013, the American Taxpayer Relief Act of 2012, which included a provision that retroactively extended the federal tax research credit to January 1, 2012 for two years, was signed into law. We recognized an approximate $1.8 million discrete tax benefit in the fourth quarter of fiscal year 2013 for the previously expired period from January 1, 2012 to December 31, 2012.

Our effective tax rate for fiscal years 2015, 2014, and 2013 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income, which could result in a valuation allowance being required.

We had $12.8 million of unrecognized tax benefits as of March 31, 2015 compared to $12.6 million and $11.1 million as of March 31, 2014 and 2013, respectively. The unrecognized tax benefits as of the end of fiscal year 2015 would favorably impact the effective tax rate in future periods, if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2015, we had approximately $1.8 million of accrued interest related to uncertain tax positions, compared to $1.7 million and $2.0 million as of March 31, 2014 and 2013, respectively. No penalties have been accrued.

The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities.  Currently, we cannot reasonably estimate the amount of reductions, if any, during the next twelve months.

We and our subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S. We are currently under examination by the Internal Revenue Service for our 2010 tax year. The California Franchise Tax Board completed its examination of our 2007 and 2008 tax years. We received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2011, except the United Kingdom for which tax matters have been concluded for tax years prior to fiscal year 2014.

FINANCIAL CONDITION

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in thousands)	Fiscal Year Ended March 31,			Change
Total cash provided by (used for):	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Operating activities	$154,438	$141,491	$125,501	$12,947	$15,990
Investing activities	(21,566)	(57,971)	(58,928)	36,405	957
Financing activities	(85,218)	(80,534)	(46,463)	(4,684)	(34,071)
Effect of exchange rate changes on cash and cash equivalents	(3,508)	942	(669)	(4,450)	1,611
Net increase in cash and cash equivalents	$44,146	$3,928	$19,441

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

Operating Activities

Net cash provided by operating activities during the year ended March 31, 2015 increased from the prior year due primarily to higher net income after adjusting for non-cash items, predominantly stock-based compensation and depreciation, a decrease in accounts receivable, and an increase in accounts payable both due to improved working capital management. These items were partially offset by increase in current assets related to participant deferrals as part of our deferred compensation plan. Please refer to Note 5, Deferred Compensation of our Notes to Consolidated Financial Statements in this Form 10-K for more information regarding our deferred compensation plan.

Net cash provided by operating activities during the year ended March 31, 2014 increased from the prior year due to higher net income after adjusting for non-cash items, primarily stock-based compensation and reserve requirements for excess and obsolete inventories, and a decrease in inventories resulting from higher shipments during the period as compared to the same period in the prior year, which was driven by increased sales, coupled with the depletion of last time buy inventories. These increases were partially offset by a decrease in accounts payable resulting primarily from the timing of payments in fiscal year 2014 compared to fiscal year 2013.

Investing Activities

Net cash used for investing activities during the year ended March 31, 2015 decreased from the year ended March 31, 2014 due to a decrease in capital expenditures and an increase in the net cash received from sales of investments. Cash used for investing activities for the year ended March 31, 2015 does not include approximately $2.1 million of capital expenditures as the corresponding accruals were included within accounts payable at March 31, 2015 and therefore did not have an impact on cash flows for the period.

Net cash used for investing activities during the year ended March 31, 2014 decreased from the year ended March 31, 2013 due to a decrease in net cash used for purchases of investments, partially offset by an increase in capital expenditures related primarily to the purchase of a new manufacturing facility in Tijuana, Mexico and costs incurred to commence implementation of a new ERP system.

We anticipate our capital expenditures in fiscal year 2016 to be approximately $30.0 million to $35.0 million, related to costs associated with the purchase and related construction of a new smarter working office for our European headquarters in the Netherlands as well as costs associated with building and leasehold improvements at our U.S. headquarters, the implementation of a manufacturing execution system at our facility in Mexico, and other IT-related expenditures. The remainder of the anticipated capital expenditures for fiscal year 2016 consist primarily of capital investment in our manufacturing capabilities, including tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities during the year ended March 31, 2015 increased from the year ended March 31, 2014 due to an increase in the level of common stock repurchases and an increase in our quarterly dividend beginning in the first quarter of our fiscal year 2015. These items were partially offset by an increase in proceeds from our revolving line of credit.

Net cash used for financing activities during the year ended March 31, 2014 increased from the year ended March 31, 2013 due to an increase in the level of common stock repurchases and a net decrease in proceeds from issuances of stock under equity plans. This increase was partially offset by a decrease in repayments on our revolving line of credit, which we paid off in full in the fourth quarter of fiscal year 2013.

On April 27, 2015, we announced that our Audit Committee of the Board of Directors ("the Audit Committee") had declared a cash dividend of $0.15 per share of our common stock, payable on June 10, 2015 to stockholders of record at the close of business on May 20, 2015.  We expect to continue paying a quarterly dividend of $0.15 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash uses have historically been for repurchases of our common stock and dividend payments.  At March 31, 2015, we had working capital of $507.8 million, including $374.7 million of cash, cash equivalents, and short-term investments, compared to working capital of $458.7 million, including $335.4 million of cash, cash equivalents, and short-term investments at March 31, 2014.  The increase in working capital at March 31, 2015 compared to March 31, 2014 results from the decrease in accounts receivable and increase in accounts payable both due primarily to improved working capital management.

Our cash and cash equivalents as of March 31, 2015 consist of bank deposits with third party financial institutions and Commercial Paper.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of March 31, 2015, of our $374.7 million of cash, cash equivalents, and short-term investments, $16.3 million is held domestically while $358.4 million is held by foreign subsidiaries, approximately 90% of which were based in U.S. dollar-denominated holdings. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to indefinitely reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit. Our investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of March 31, 2015, our investments are composed of Mutual Funds, Government Agency Securities, Commercial Paper, and Corporate Bonds.

From time to time, our Board of Directors ("the Board") authorizes programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. The following table summarizes our repurchase of common stock as part of these publicly announced repurchase programs as well as shares withheld in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans:

(in millions except share data)	Fiscal Year Ended March 31,
	2015	2014	2013
Repurchase of common stock:
Shares	2,221,448	1,949,407	751,706
Cost	$112.9	$85.7	$23.9

Employees' tax withheld and paid for restricted stock and restricted stock units:
Shares	164,387	138,022	93,206
Cost	$7.6	$6.2	$3.0

As of March 31, 2015, there remained a total of 2,711,052 shares authorized for repurchase under the stock repurchase program approved by the Board on March 4, 2015. Refer to Note 11, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Form 10-K for more information regarding our stock repurchase programs.

We had no retirements of treasury stock in fiscal year 2015. On January 2, 2013, we retired 5,398,376 shares of treasury stock which were returned to the status of authorized but unissued shares. These were non-cash equity transactions under which the cost of the reacquired shares was recorded as a reduction to both retained earnings and treasury stock.

In May 2011, we entered into a Credit Agreement with Wells Fargo Bank, National Association ("the Bank"), as most recently amended in March 2015 (as amended, "the Credit Agreement") to increase our outstanding $100 million unsecured revolving credit facility ("the line of credit") by an additional $100 million, for a total facility of $200 million. Any outstanding principal, together with accrued and unpaid interest, is due on the amended maturity date of May 9, 2018 and our obligations under the Credit Agreement are guaranteed by our domestic subsidiaries, subject to certain exceptions. As of March 31, 2015 we had $34.5 million in outstanding borrowings under the line of credit. Loans under the Credit Agreement bear interest at our election (1) at the Bank's announced prime rate less 1.50% per annum, (2) at a daily one month LIBOR rate plus 1.10% per annum, or (3) at an adjusted LIBOR rate, for a term of one, three or six months, plus 1.10% per annum.
The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	Maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA")

•	Minimum EBITDA coverage ratio, which is calculated as EBITDA divided by interest payments

We were in compliance with these financial covenant ratios as of March 31, 2015.

In addition, we and our subsidiaries are required to maintain, on a consolidated basis, unrestricted cash, cash equivalents, and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $200.0 million. The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting our ability to incur debt, make capital expenditures, grant liens, make acquisitions, and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, and bankruptcy and insolvency events involving us or any of our subsidiaries. As of March 31, 2015, we were in compliance with all covenants under the line of credit.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, dividend payments, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our employee stock purchase plan ("ESPP").  We receive cash from the exercise of outstanding stock options and the issuance of shares under our ESPP; however, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, or expire unexercised.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2015 and 2014, we had off-balance sheet consigned inventories of $33.4 million and $40.0 million, respectively.

The following table summarizes our future contractual obligations as of March 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving line of credit	$34,500	$—	$—	$34,500	$—
Operating leases	$8,009	$2,236	$2,151	$1,487	$2,135
Unconditional purchase obligations	123,022	121,481	1,541	—	—
Total contractual cash obligations	$165,531	$123,717	$3,692	$35,987	$2,135
Operating Leases

We lease certain facilities under operating leases expiring through our fiscal year 2025. Certain of these leases provide for renewal options for periods ranging from one to three years and in the normal course of business, we may exercise the renewal options.

Unconditional Purchase Obligations

We utilize several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 31, 2015, we had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $123.0 million, all of which we expect to consume in the normal course of business.

Unrecognized Tax Benefits

As of March 31, 2015, long-term income taxes payable reported on our consolidated balance sheet included unrecognized tax benefits and related interest of $12.8 million and $1.8 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits and they are not included in the contractual obligations table above.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next twelve months.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.

•	Revenue Recognition and Related Allowances

•	Inventory Valuation

•	Product Warranty Obligations

•	Income Taxes

Revenue Recognition and Related Allowances

We sell substantially all of our products to end users through distributors, retailers, and carriers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonable assured. For most of the Company’s product sales, these criteria are met at either the time the product is shipped or the customer has received the product. Commercial distributors and retailers represent our largest sources of net revenues. Sales through our distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as rebates, advertising, price protection, and other sales incentives. We have an established sales history for these arrangements and we record the estimated reserves and allowances at the time the related revenue is recognized. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel.

The primary factors affecting our reserve for estimated customer sales returns include the general timing of historical returns and estimated return rates. The allowance for sales incentive programs is based on contractual terms and historical experience in the form of payments or sell-through credits redeemed by our customers. Future market conditions or an evaluation of partner incentives may lead us to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue.

We have not made any material changes in the accounting methodology we use to measure sales return reserves or incentive allowances during the past three fiscal years. Substantially all credits associated with these activities are processed within the following fiscal year, and therefore, do not require subjective long-term estimates; however, if actual results are not consistent with the assumptions and estimates used, we may be exposed to losses or gains that could be material. If we increased our estimate as of March 31, 2015 by a hypothetical 10%, our sales returns reserve and sales incentive allowance would have increased by approximately $0.6 million and $1.5 million, respectively. Net of the estimated value of the inventory that would be returned, this would have decreased gross profit and net income by approximately $2.1 million and $1.6 million, respectively.

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE"), if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE are available. In multiple element arrangements where more-than-incidental software deliverables are included, we allocate revenue to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Revenue recognized for the software portion of multiple element arrangements was less than 1% of total net revenues for the years ended March 31, 2015 and 2014. As of March 31, 2015 and 2014, total deferred revenue related to the software portion of multiple-element arrangements was $2.0 million and $3.0 million, respectively.

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

We have not made any material changes in the accounting methodology we use to estimate our inventory write-downs or adverse purchase commitments during the past three fiscal years. If the demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of our inventory, we may be required to record additional inventory write-downs or adverse purchase commitments, which would negatively affect our results of operations in the period the write-downs or adverse purchase commitments were recorded. If we increased our inventory reserve and adverse purchase commitment reserve estimates as of March 31, 2015 by a hypothetical 10%, the reserves and cost of revenues would have each increased by approximately $0.6 million and our net income would have been reduced by approximately $0.5 million.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. Factors that affect the warranty obligation include historical and projected product failure rates, estimated return rates, material usage, service related costs incurred in correcting product failure claims, and knowledge of specific product failures that are outside of the Company’s typical experience. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. If we increased our warranty obligation estimate as of March 31, 2015 by a hypothetical 10%, our obligation and the associated cost of revenues would have each increased by approximately $0.8 million and our net income would have been reduced by approximately $0.6 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding cloud computing arrangements. The guidance requires registrants to account for a cloud computing arrangement that includes a software license element consistent with the acquisition of other software licenses. Cloud computing arrangement without software licenses are to be accounted for as a service contract. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. We have elected to adopt the new standard beginning in the first quarter of our fiscal year 2016. The adoption is not expected to have a material impact on our results of operations, financial position, or cash flows.

In April 2015, the FASB issued additional guidance regarding the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. We have elected to adopt the new standard beginning in the first quarter of our fiscal year 2016. The adoption is not expected to have a material impact on our results of operations, financial position, or cash flows.

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue will be recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Presently, we are not yet in a position to assess the application date. We are currently evaluating what impact, if any, the adoption of this standard will have on our results of operations, financial position, or cash flows.

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

INTEREST RATE AND MARKET RISK

As of March 31, 2015 and 2014, we reported the following balances in cash and cash equivalents, short-term investments, and long-term investments:

	March 31,
(in millions)	2015	2014
Cash and cash equivalents	$276.9	$232.7
Short-term investments	$97.9	$102.7
Long-term investments	$107.6	$100.3

As of March 31, 2015, our investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, and Corporate Bonds.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investments. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the years ended March 31, 2015 and 2014.

Interest rates were relatively unchanged in the year ended March 31, 2015 compared to the prior year. During the year ended March 31, 2015, we generated approximately $1.4 million of interest income from our portfolio of cash equivalents and investments, compared to $1.5 million in fiscal year 2014. During the years ended March 31, 2015 and 2014, we did not incur a significant amount of interest expense due to outstanding balances under our revolving line of credit. A hypothetical increase or decrease in our interest rates by 10 basis points would have a minimal impact on our interest income or expense.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are a net receiver of currencies other than the U.S. dollar ("USD").  Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, could negatively affect our net revenues and gross margins as expressed in USD.  There is a risk that we will have to adjust product pricing in foreign countries due to competitive pressures if there is significant sustained volatility in currency exchange rates.

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

We experienced $5.4 million in net foreign currency losses in the year ended March 31, 2015. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts.

The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of March 31, 2015 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$30.8	$3.1	$(3.1)
GBP	Sell GBP	$9.7	$1.0	$(1.0)
AUD	Sell AUD	$7.7	$0.8	$(0.8)

Cash Flow Hedges

Approximately 44%, 42%, and 43% of net revenues in fiscal years 2015, 2014, and 2013, respectively, were derived from sales outside of the U.S., which were denominated primarily in EUR and GBP in each of the fiscal years.

As of March 31, 2015, we had foreign currency put and call option contracts with notional amounts of approximately €67.9 million and £28.6 million, denominated in EUR and GBP, respectively. As of March 31, 2014, we also had foreign currency put and call option contracts with notional amounts of approximately €55.7 million and £23.9 million, denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on the valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of March 31, 2015 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$135.8	$0.5	$(2.3)
Put options	$126.3	$9.9	$(7.1)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of March 31, 2015, we had cross currency swap contracts with notional amounts of approximately MXN 431.9 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of March 31, 2015 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$31.5	$(2.5)	$3.0

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at March 28, 2015 and March 29, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 15, 2015

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$276,850	$232,704
Short-term investments	97,859	102,717
Accounts receivable, net	136,581	138,301
Inventory, net	56,676	57,132
Deferred tax assets	6,564	11,776
Other current assets	28,124	13,657
Total current assets	602,654	556,287
Long-term investments	107,590	100,342
Property, plant, and equipment, net	139,413	134,402
Goodwill and purchased intangibles, net	16,077	16,165
Other assets	10,308	4,619
Total assets	$876,042	$811,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,781	$30,756
Accrued liabilities	62,041	66,851
Total current liabilities	94,822	97,607
Long-term income taxes payable	12,984	12,719
Revolving line of credit	34,500	—
Other long-term liabilities	6,339	2,825
Total liabilities	148,645	113,151
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 46,050 shares and 44,731 shares issued at 2015 and 2014, respectively	783	770
Additional paid-in capital	717,848	663,483
Accumulated other comprehensive income	10,120	2,638
Retained earnings	209,960	123,389
Total stockholders' equity before treasury stock	938,711	790,280
Less: Treasury stock (common: 4,449 shares and 2,082 shares at 2015 and 2014, respectively) at cost	(211,314)	(91,616)
Total stockholders' equity	727,397	698,664
Total liabilities and stockholders' equity	$876,042	$811,815

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2015	2014	2013
Net revenues	$865,010	$818,607	$762,226
Cost of revenues	403,391	391,979	359,045
Gross profit	461,619	426,628	403,181
Operating expenses:
Research, development, and engineering	91,627	84,781	80,373
Selling, general, and administrative	229,569	201,176	182,445
Gain from litigation settlements	(8,662)	—	—
Restructuring and other related charges	—	547	2,266
Total operating expenses	312,534	286,504	265,084
Operating income	149,085	140,124	138,097
Interest and other income (expense), net	(3,834)	1,015	328
Income before income taxes	145,251	141,139	138,425
Income tax expense	32,950	28,722	32,023
Net income	$112,301	$112,417	$106,402

Earnings per common share:
Basic	$2.69	$2.65	$2.55
Diluted	$2.63	$2.59	$2.49

Shares used in computing earnings per common share:
Basic	41,723	42,452	41,748
Diluted	42,643	43,364	42,738

Cash dividends declared per common share	0.60	0.40	0.40

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2015	2014	2013
Net income	$112,301	$112,417	$106,402
Other comprehensive income:
Foreign currency translation adjustments	476	(244)	(261)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the year	10,348	(3,750)	3,441
Net (gains) losses reclassified into net revenues for revenue hedges (effective portion)	(3,650)	965	(3,367)
Net (gains) losses reclassified into cost of revenues for cost of revenues hedges (effective portion)	449	(28)	(640)
Net unrealized gains (losses) on cash flow hedges	$7,147	$(2,813)	$(566)
Unrealized gains (losses) on investments:
Unrealized holding gains during the year	2	101	35

Aggregate income tax benefit (expense) of the above items	(143)	27	2
Other comprehensive income (loss)	7,482	(2,929)	(790)
Comprehensive income	$119,783	$109,488	$105,612

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,301	$112,417	$106,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,711	15,566	16,219
Stock-based compensation	28,594	23,180	18,350
Excess tax benefit from stock-based compensation	(3,520)	(4,659)	(2,722)
Deferred income taxes	(980)	(5,813)	984
Provision for excess and obsolete inventories	931	4,138	1,576
Other operating activities	(1,188)	1,983	2,249
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	4,272	(11,136)	(16,335)
Inventory, net	128	6,040	(14,811)
Current and other assets	(5,368)	1,355	(6,056)
Accounts payable	(62)	(6,311)	2,778
Accrued liabilities	500	(418)	9,641
Income taxes	119	5,149	7,226
Cash provided by operating activities	154,438	141,491	125,501
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	96,129	102,414	56,471
Proceeds from maturities of investments	120,430	137,955	184,115
Purchase of investments	(216,013)	(247,355)	(258,278)
Acquisition, net of cash acquired	(150)	—	(1,926)
Capital expenditures and other assets	(21,962)	(50,985)	(39,310)
Cash used for investing activities	(21,566)	(57,971)	(58,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(112,939)	(85,654)	(23,931)
Employees' tax withheld and paid for restricted stock and restricted stock units	(7,611)	(6,222)	(3,047)
Proceeds from issuances under stock-based compensation plans	23,042	24,055	31,865
Payment of cash dividends	(25,730)	(17,372)	(17,072)
Proceeds from revolving line of credit	34,500	—	18,000
Repayments of revolving line of credit	—	—	(55,000)
Excess tax benefit from stock-based compensation	3,520	4,659	2,722
Cash used for financing activities	(85,218)	(80,534)	(46,463)
Effect of exchange rate changes on cash and cash equivalents	(3,508)	942	(669)
Net increase in cash and cash equivalents	44,146	3,928	19,441
Cash and cash equivalents at beginning of year	232,704	228,776	209,335
Cash and cash equivalents at end of year	$276,850	$232,704	$228,776
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$33,804	$31,021	$29,953
Non-cash investing activity - purchases of property, plant, and equipment for which payment has not yet been made	$2,087	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2012	42,512	$741	$557,218	$6,357	$115,358	$(152,430)	$527,244
Net income	—	—	—	—	106,402	—	106,402
Foreign currency translation adjustments	—	—	—	(261)	—	—	(261)
Net unrealized losses on cash flow hedges, net of tax	—	—	—	(555)	—	—	(555)
Net unrealized gains on investments, net of tax	—	—	—	26	—	—	26
Proceeds from issuances under stock-based compensation plans	1,730	16	29,289	—	—	2,560	31,865
Repurchase of restricted common stock	(114)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(17,072)	—	(17,072)
Stock-based compensation	—	—	18,350	—	—	—	18,350
Tax benefit from stock-based awards	—	—	1,260	—	—	—	1,260
Repurchase of common stock	(752)	—	—	—	—	(23,931)	(23,931)
Employees' tax withheld and paid for restricted stock and restricted stock units	(93)	—	—	—	—	(3,047)	(3,047)
Adjustment related to expired stock options			6,166				6,166
Retirement of treasury stock	—	—	—	—	(176,344)	176,344	—
Balances at March 31, 2013	43,283	757	612,283	5,567	28,344	(504)	646,447
Net income	—	—	—	—	112,417	—	112,417
Foreign currency translation adjustments	—	—	—	(244)	—	—	(244)
Net unrealized losses on cash flow hedges, net of tax	—	—	—	(2,760)	—	—	(2,760)
Net unrealized gains on investments, net of tax	—	—	—	75	—	—	75
Proceeds from issuances under stock-based compensation plans	1,498	14	24,041	—	—	—	24,055
Repurchase of restricted common stock	(45)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(17,372)	—	(17,372)
Stock-based compensation	—	—	23,180	—	—	—	23,180
Tax benefit from stock-based awards	—	—	4,659	—	—	—	4,659
Repurchase of common stock	(1,949)	—	—	—	—	(85,654)	(85,654)
Employees' tax withheld and paid for restricted stock and restricted stock units	(138)	(1)	—	—	—	(6,221)	(6,222)
Other equity changes related to compensation	—	—	(680)	—		763	83
Balances at March 31, 2014	42,649	770	663,483	2,638	123,389	(91,616)	698,664
Net income	—	—	—	—	112,301	—	112,301
Foreign currency translation adjustments	—	—	—	476	—	—	476
Net unrealized gains on cash flow hedges, net of tax	—	—	—	7,004	—	—	7,004
Net unrealized gains on investments, net of tax	—	—	—	2	—	—	2
Proceeds from issuances under stock-based compensation plans	1,418	15	23,027	—	—	—	23,042
Repurchase of restricted common stock	(80)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(25,730)	—	(25,730)
Stock-based compensation	—	—	28,594	—	—	—	28,594
Tax benefit from stock-based awards	—	—	3,378	—	—	—	3,378
Repurchase of common stock	(2,221)	—	—	—	—	(112,939)	(112,939)
Employees' tax withheld and paid for restricted stock and restricted stock units	(165)	(2)	—	—	—	(7,609)	(7,611)
Other equity changes related to compensation	—	—	(634)	—	—	850	216
Balances at March 31, 2015	41,601	$783	$717,848	$10,120	$209,960	$(211,314)	$727,397

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March.  Fiscal years 2015, 2014, and 2013 each consisted of 52 weeks and ended on March 28, 2015, March 29, 2014, and March 30, 2013, respectively.  For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31.

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

As of March 31, 2015, with the exception of assets related to the Company's deferred compensation plan, all investments were classified as available-for-sale, with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income ("AOCI") in stockholders’ equity.  The specific identification method is used to determine the cost of disposed securities, with realized gains and losses reflected in interest and other income, net.

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

The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. As of March 31, 2015, the Company’s aggregate commitment to suppliers for parts used in the manufacture of the Company’s products was $123.0 million, which the Company expects to utilize in the normal course of business, net of an immaterial purchase commitments reserve. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to use in normal ongoing operations within the next twelve months. As of March 31, 2015 and 2014, the off-balance sheet consigned inventory balances were $33.4 million and $40.0 million, respectively.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. The specific warranty terms and conditions range from one to two years starting from the delivery date to the end user and vary depending upon the product sold and the country in which the Company does business. Factors that affect the warranty obligations include product failure rates, estimated return rates, the amount of time lapsed from the date of sale to the date of return, material usage, service related costs incurred in correcting product failure claims, and knowledge of specific product failures that are outside of the Company’s typical experience.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of Mutual Funds, Government Agency Securities, Commercial Paper, and Corporate Bonds.

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

Revenue Recognition

The Company sells substantially all of its products to end users through distributors, retailers, and carriers. The Company's revenue is derived from the sale of headsets, telephone headset systems, and accessories for the business and consumer markets and is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured. These criteria are usually met at the time of product shipment; however, the Company defers revenue when any significant obligations remain and to date this has accounted for less than 1% of the Company's net revenues. Customer purchase orders and/or contracts are used to determine the existence of an arrangement. Product is considered delivered once it has been shipped and title and risk of loss have been transferred to the customer. The Company assesses whether a price is fixed or determinable based upon the selling terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based on a customer's credit quality, historical experience, and geographic or country-specific risks and economic conditions that may affect a customer's ability to pay.

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Shipping and handling costs incurred in connection with the sale of products are included in cost of revenues.

Sales through retail and distribution channels are made primarily under agreements or commitments allowing for rights of return and include various sales incentive programs, such as rebates, advertising, price protection, and other sales incentives. The Company has an established sales history for these arrangements and records the estimated reserves and allowances at the time the related revenue is recognized. Sales return reserves are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. The allowance for sales incentive programs is based on contractual terms or commitments and historical experience in the form of lump sum payments or sell-through credits.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended March 31, 2015, 2014, and 2013 was $3.7 million, $4.0 million, and $3.6 million, respectively.

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

Foreign Operations and Currency Translation

The functional currency of the Company’s foreign sales and marketing offices, except as noted in the following paragraph, is the local currency of the respective operations.  For these foreign operations, the Company translates assets and liabilities into U.S. dollars using the period-end exchange rates in effect as of the balance sheet date and translates revenues and expenses using the average monthly exchange rates.  The resulting cumulative translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders' equity on the accompanying consolidated balance sheets.

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

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital to the extent of the Company's pool of windfall tax benefits, with any remainder recognized in income tax expense. The Company has determined that it had a sufficient windfall pool available through the end of fiscal year 2015 to absorb any shortfalls. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of operations.

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

Plantronics’ investment policy limits investments to highly-rated securities. In addition, the Company limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy.  As of March 31, 2015 the Company's investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, and Corporate Bonds. As of March 31, 2014, the Company's investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, Corporate Bonds, and CDs.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets. One customer, D&H Distributing, accounted for 11.1% of total net accounts receivable as of March 31, 2015. No customer accounted for 10% or more of total net accounts receivable as of March 31, 2014. The Company does not believe other significant concentrations of credit risk exist. Plantronics performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains a provision for doubtful accounts based upon expected collectibility of all accounts receivable.

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

Recently Issued Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding cloud computing arrangements. The guidance requires registrants to account for a cloud computing arrangement that includes a software license element consistent with the acquisition of other software licenses. Cloud computing arrangement without software licenses are to be accounted for as a service contract. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. The Company has elected to adopt the new standard beginning in the first quarter of its fiscal year 2016. The adoption is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

In April 2015, the FASB issued additional guidance regarding the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. The Company has elected to adopt the new standard beginning in the first quarter of its fiscal year 2016. The adoption is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue will be recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Presently, the Company is not yet in a position to assess the application date. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its results of operations, financial position, or cash flows.

4.	CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents, and investments’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of March 31, 2015 and 2014 (in thousands):

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$273,350	$—	$—	$273,350	$273,350	$—	$—
Level 1:
Mutual Funds	5,398	147	(25)	5,520	—	5,520	—
Level 2:
Government Agency Securities	89,875	37	(22)	89,890	—	43,024	46,866
Commercial Paper	17,574	10	—	17,584	3,500	14,084	—
Corporate Bonds	95,759	199	(3)	95,955	—	35,231	60,724
Subtotal	203,208	246	(25)	203,429	3,500	92,339	107,590

Total cash, cash equivalents and investments measured at fair value	$481,956	$393	$(50)	$482,299	$276,850	$97,859	$107,590

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$232,704	$—	$—	$232,704	$232,704	$—	$—
Level 1:
Mutual Funds	1,779	31	(3)	1,807	—	1,807	—
Level 2:
Government Agency Securities	53,976	43	(9)	54,010	—	21,325	32,685
Commercial Paper	47,766	7	—	47,773	—	47,773	—
Corporate Bonds	98,289	195	(17)	98,467	—	30,810	67,657
Certificates of Deposits ("CDs")	1,002	—	—	1,002	—	1,002	—
Subtotal	201,033	245	(26)	201,252	—	100,910	100,342

Total cash, cash equivalents and investments measured at fair value	$435,516	$276	$(29)	$435,763	$232,704	$102,717	$100,342

As of March 31, 2015 and 2014, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments.

The Company did not incur any material realized or unrealized net gains or losses for the fiscal years ended March 31, 2015 and 2014.

There were no transfers between fair value measurement levels during the years ended March 31, 2015 and 2014.

5.     DEFERRED COMPENSATION

As of March 31, 2015, the Company held investments in mutual funds totaling $5.5 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $5.5 million at March 31, 2015. The fair value of debt and equity securities held in the rabbi trust at March 31, 2014 was $1.8 million. The total related deferred compensation liability at March 31, 2014 was $1.8 million.

The securities are classified as trading securities and are recorded on the Consolidated Balance Sheets under "Short-term investments". The liability is recorded on the Consolidated Balance Sheets under “Other long-term liabilities”.

6.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,
(in thousands)	2015	2014
Accounts receivable	$159,397	$159,592
Provisions for returns	(6,194)	(6,201)
Provisions for promotions and rebates	(15,401)	(14,803)
Provisions for doubtful accounts and sales allowances	(1,221)	(287)
Accounts receivable, net	$136,581	$138,301

Inventory, net:

	March 31,
(in thousands)	2015	2014
Raw materials	$24,263	$28,071
Work in process	1,653	985
Finished goods	30,760	28,076
Inventory, net	$56,676	$57,132

Property, plant, and equipment, net:

	March 31,
(in thousands)	2015	2014
Land	$16,666	$14,170
Buildings and improvements (useful life: 7-30 years)	99,914	94,299
Machinery and equipment (useful life: 2-10 years)	103,344	97,520
Software (useful life: 5-10 years)	43,387	30,368
Construction in progress	8,679	24,927
	271,990	261,284
Accumulated depreciation and amortization	(132,577)	(126,882)
Property, plant, and equipment, net	$139,413	$134,402

Depreciation and amortization expense for fiscal years 2015, 2014, and 2013 was $18.5 million, $15.5 million, and $15.8 million, respectively. Included in depreciation and amortization expense in fiscal years 2014 and 2013 is an immaterial amount of accelerated amortization in connection with restructuring activity announced in fiscal year 2013 related to leasehold improvement assets with no alternative future use.

Included in Software are unamortized capitalized software costs relating to both purchased and internally developed software of $19.2 million and $5.1 million at March 31, 2015 and 2014, respectively.  Amortization expense related to capitalized software costs in fiscal years 2015, 2014, and 2013 was $3.8 million, $2.3 million, and $2.9 million, respectively.

Accrued liabilities:

	March 31,
(in thousands)	2015	2014
Employee compensation and benefits	$31,888	$32,280
Warranty obligation	7,717	7,965
VAT/Sales Tax Payable	4,749	3,802
Income taxes payable	—	3,092
Accrued other	17,687	19,712
Accrued liabilities	$62,041	$66,851

Changes in the warranty obligation, which are included as a component of accrued liabilities in the consolidated balance sheets, are as follows:

	Year ended March 31,
(in thousands)	2015	2014
Warranty obligation at beginning of year	$7,965	$13,410
Warranty provision related to products shipped	9,955	9,861
Deductions for warranty claims processed	(8,856)	(9,715)
Adjustments related to preexisting warranties	(1,347)	(5,591)	(1)
Warranty obligation at end of year	$7,717	$7,965
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

7.	GOODWILL

Goodwill as of March 31, 2015 and March 31, 2014 was $15.5 million and $15.5 million, net of accumulated impairment of $54.6 million. In fiscal years 2015 and 2014, for purposes of the annual goodwill impairment test, the Company determined there to be no reporting units below its operating segment; therefore, the annual goodwill impairment analysis was performed at the segment level in both of these years. In the fourth quarter of fiscal years 2015 and 2014, the Company evaluated qualitative factors that may affect the fair value of the reporting unit and concluded there to be no indication of goodwill impairment.

8.	COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2015 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2016	$2,236
2017	1,174
2018	977
2019	751
2020	736
Thereafter	2,135
Total minimum future rental payments	$8,009

Total rent expense for operating leases was approximately $3.4 million, $4.3 million, and $5.6 million in fiscal years 2015, 2014, and 2013, respectively.

Unconditional Purchase Obligations

The Company purchases services and components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets. Such obligations totaled $123.0 million as of March 31, 2015.

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

9. CREDIT AGREEMENT

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on March 9, 2015 (as amended, "the Credit Agreement") to increase the Company’s outstanding $100 million unsecured revolving credit facility ("line of credit") by an additional $100 million, for a total facility of $200 million with the Bank. As of March 31, 2015, the Company had $34.5 million in outstanding borrowings under the line of credit.

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

Principal, together with accrued and unpaid interest, is due on the amended maturity date, May 9, 2018. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of LIBOR loans.

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

The line of credit contains affirmative covenants, including covenants regarding the payment of taxes and other liabilities, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. The line of credit also contains negative covenants, among other things, limiting, subject to certain monetary thresholds, the ability of the Company to incur debt, make capital expenditures, grant liens, make acquisitions, and make investments. The events of default under the line of credit include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, judgment defaults, and bankruptcy and insolvency events involving the Company or any of its subsidiaries. The Company was in compliance with all covenants at March 31, 2015.

10.	STOCK PLANS AND STOCK-BASED COMPENSATION

2003 Stock Plan

On May 5, 2003, the Board of Directors ("Board") adopted the Plantronics, Inc. 2003 Stock Plan ("2003 Stock Plan") which was approved by the stockholders in June 27, 2003. The 2003 Stock Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-qualified stock options, restricted stock, and restricted stock units.  As of March 31, 2015, there have been 13,900,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) cumulatively reserved since inception of the 2003 Stock Plan for issuance to employees, non-employee directors, and consultants of Plantronics. The Company settles stock option exercises, grants of restricted stock, and releases of vested restricted stock units with newly issued common shares.

The exercise price of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The term of an option may not exceed 7 years from the date it is granted. Stock options granted to employees vest over a three-year period, and stock options granted to non-employee directors vest over a four-year period.

Awards of restricted stock and restricted stock units with a per share or per unit purchase price less than the fair market value on the grant date that were granted from July 26, 2006 through August 4, 2011 are counted against the total number of shares issuable under the Plan as 2.5 shares for every 1 share subject thereto. No participant shall receive restricted stock in any fiscal year having an aggregate initial value greater than $2.0 million, and no participant shall receive restricted stock units in any fiscal year having an aggregate initial value greater than $2.0 million. Restricted stock and restricted stock units granted to employees subsequent to May 2013 vest over a three-year period, and restricted stock and restricted stock units granted from May 2011 to April 2013 vest over a four-year period. Restricted stock granted to non-employee directors subsequent to August 2014 vests over a one-year period, and restricted stock granted from August 2001 to August 2013 vests over a four-year period.

At March 31, 2015, options to purchase 1,558,206 shares of common stock and 1,230,694 shares of unvested restricted stock and restricted stock units were outstanding. There were 2,530,376 shares available for future grant under the 2003 Stock Plan.

2002 ESPP

On June 10, 2002, the Board adopted the 2002 Employee Stock Purchase Plan ("ESPP"), which was approved by the stockholders on July 17, 2002, to provide eligible employees with an opportunity to purchase the Company's common stock through payroll deductions. The ESPP qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, which is effective until terminated by the Board, the purchase price of the Company's common stock is equal to 85% of the lesser of the closing price of the common stock on (i) the first day of the offering period or (ii) the last day of the offering period. Each offering period is six months long.  There were 156,333, 151,607, and 158,596 shares issued under the ESPP in fiscal years 2015, 2014, and 2013, respectively.  At March 31, 2015, there were 451,274 shares reserved for future issuance under the ESPP. The total cash received from employees as a result of stock issuances under the ESPP during fiscal year 2015 was $5.9 million, net of taxes.

Stock-based Compensation

The following table summarizes the amount of stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Fiscal Year Ended March 31,
(in thousands)	2015	2014	2013
Cost of revenues	$2,583	$2,554	$2,020

Research, development and engineering	8,053	6,404	4,842
Selling, general and administrative	17,958	14,222	11,488
Stock-based compensation expense included in operating expenses	26,011	20,626	16,330
Total stock-based compensation	28,594	23,180	18,350
Income tax benefit	(8,451)	(6,790)	(5,479)
Total stock-based compensation expense, net of tax	$20,143	$16,390	$12,871

Stock Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during fiscal year 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2014	1,934	$31.91
Options granted	298	$47.11
Options exercised	(633)	$27.02
Options forfeited or expired	(41)	$39.74
Outstanding at March 31, 2015	1,558	$36.59	4.1	$27,046
Vested or expected to vest at March 31, 2015	1,529	$36.40	4.0	$26,841
Exercisable at March 31, 2015	1,083	$32.93	3.3	$22,774

The total intrinsic values of options exercised during fiscal years 2015, 2014, and 2013 were $14.0 million, $16.3 million, and $15.6 million, respectively. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received from employees as a result of employee stock option exercises during fiscal year 2015 was $17.1 million, net of taxes. The total net tax benefit attributable to stock options exercised during the year ended March 31, 2015 was $4.7 million.

As of March 31, 2015, the total unrecognized compensation cost related to unvested stock options was $3.9 million and is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during fiscal year 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2014	1,172	$39.52
Restricted stock granted	666	$45.28
Restricted stock vested	(456)	$38.64
Restricted stock forfeited	(92)	$41.34
Non-vested at March 31, 2015	1,290	$42.67

The weighted average grant-date fair value of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock granted during fiscal years 2015, 2014 and 2013 were $45.28, $46.02, and $32.22, respectively. The total grant-date fair values of restricted stock that vested during fiscal years 2015, 2014, and 2013 were $17.6 million, $12.8 million, and $7.9 million, respectively.

As of March 31, 2015, the total unrecognized compensation cost related to non-vested restricted stock awards was $32.8 million and is expected to be recognized over a weighted average period of 1.7 years.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Employee Stock Options			ESPP
Fiscal Year Ended March 31,	2015	2014	2013	2015	2014	2013
Expected volatility	28.4%	32.2%	41.8%	25.5%	26.5%	32.4%
Risk-free interest rate	1.4%	0.9%	0.6%	0.1%	0.1%	0.1%
Expected dividends	1.3%	0.9%	1.2%	1.2%	0.9%	1.0%
Expected life (in years)	4.2	4.2	4.3	0.5	0.5	0.5
Weighted-average grant date fair value	$10.33	$11.15	$10.31	$10.57	$9.62	$9.00

The expected stock price volatility for the years ended March 31, 2015, 2014, and 2013 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with terms of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using exclusively historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

11. COMMON STOCK REPURCHASES

From time to time, the Board authorizes programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until such time they are retired or re-issued. During the years ended March 31, 2015, 2014, and 2013, the Company repurchased 2,221,448, 1,949,407, and 751,706 shares of its common stock, respectively, for a total cost of $112.9 million, $85.7 million, and $23.9 million, respectively, and at an average price per share of $50.84, $43.94, and $31.84, respectively.

The Company financed the repurchases using a combination of funds generated from operations and borrowings under its revolving line of credit. All repurchases in fiscal years 2015, 2014, and 2013 were made in the open market. As of March 31, 2015, there remained 2,711,052 shares authorized for repurchase under the program approved by the Board on March 4, 2015.

The Company withheld shares valued at $7.6 million during the year ended March 31, 2015, compared to $6.2 million in fiscal year 2014, and $3.0 million in fiscal year 2013, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company because they reduce the number of shares outstanding as a result of the vesting.

There were no retirements of treasury stock during fiscal years 2015 and 2014. During the year ended March 31, 2013, the Company retired 5,398,376 shares of treasury stock at a total value of $176.3 million. These were non-cash equity transactions in which the cost of the reacquired shares was recorded as a reduction to both retained earnings and treasury stock. These shares were returned to the status of authorized but unissued shares.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of associated tax impacts, were as follows:

	March 31,
(in thousands)	2015	2014
Accumulated unrealized gain (loss) on cash flow hedges (1)	$5,593	$(1,411)
Accumulated foreign currency translation adjustments	4,363	3,887
Accumulated unrealized gain on investments	164	162
Accumulated other comprehensive income	$10,120	$2,638
(1) Refer to Note 14, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2015 and March 31, 2014.

13.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute pre-tax amounts to the plan through payroll withholdings, subject to certain limitations. Under the plan, the Company currently matches 50% of the first 6% of employees' compensation and provides a non-elective Company contribution equal to 3% of base salary. All matching contributions are currently 100% vested immediately. The Company reserves the right to modify its policies at any time, including increasing, decreasing, or eliminating contribution matching and vesting requirements. Total Company contributions in fiscal years 2015, 2014, and 2013 were $4.5 million, $4.2 million, and $4.0 million, respectively.

14.	FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss due to credit risk that it would incur if parties to derivative contracts failed completely to perform according to the terms of the Company's agreements was equal to the net asset value of the Company's derivatives as of March 31, 2015.  The Company seeks to mitigate such risk by limiting its counterparties to several large financial institutions.  In addition, the Company monitors the potential risk of loss with any single counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between Plantronics and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2015, the Company has International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities within the Company's consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following tables provide information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties.

For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2015 and March 31, 2014, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of March 31, 2015:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$13,263	$(637)	$—	$12,626
Derivatives not subject to master netting agreements	—			—
Total	$13,263			$12,626

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(3,914)	$637	$—	$(3,277)
Derivatives not subject to master netting agreements	—			—
Total	$(3,914)			$(3,277)

As of March 31, 2014:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$473	$(473)	$—	$—
Derivatives not subject to master netting agreements	654			654
Total	$1,127			$654

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(1,428)	$473	$—	$(955)
Derivatives not subject to master netting agreements	(1,455)			(1,455)
Total	$(2,883)			$(2,410)

The Company's derivative instruments are measured using Level 2 fair value inputs.

Non-Designated Hedges

As of March 31, 2015, the Company had foreign currency forward contracts denominated in EUR, GBP, and Australian Dollars ("AUD"). The Company does not elect to obtain hedge accounting for these forward contracts.  These forward contracts hedge against a portion of the Company's foreign currency-denominated cash, accounts receivable, and accounts payable balances. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar equivalent (“USD Equivalent”) at March 31, 2015:

	Local Currency		USD Equivalent	Position	Maturity
	(in thousands)		(in thousands)
EUR		€28,200	$30,788	Sell EUR	1 month
GBP		£6,500	$9,681	Sell GBP	1 month
AUD	A$	9,900	$7,674	Sell AUD	1 month

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in interest and other income (expense), net in the consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2015	2014	2013
Gain on foreign exchange contracts	$9,649	$1,631	$1,065

Cash Flow Hedges

Costless Collars

The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. On a monthly basis, the Company enters into option contracts with a nine to eleven month term.  Collar contracts are scheduled to mature at the beginning of each fiscal quarter, at which time the instruments convert to forward contracts. Once the hedged revenues are recognized, the forward contracts become non-designated hedges to protect the resulting foreign monetary asset position for the Company.

The Company does not purchase options for trading purposes.  As of March 31, 2015, the Company had foreign currency put and call option contracts of approximately €67.9 million and £28.6 million.  As of March 31, 2014, the Company had foreign currency put and call option contracts of approximately €55.7 million and £23.9 million. The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. A loss of $3.1 million, net of tax, in AOCI as of March 31, 2015 is expected to be reclassified to net revenues during the next 12 months due to the recognition of the hedged forecasted expenditures. As of March 31, 2015 and 2014, the Company had foreign currency swap contracts of approximately MXN 431.9 million and MXN 204.6 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at March 31, 2015:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	431,930	$31,450	Buy MXN	Monthly over	15 months

Effect of Designated Derivative Contracts on AOCI and Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on AOCI and the consolidated statements of operations for fiscal years ended March 31, 2015, 2014, and 2013:

(in thousands)	2015	2014	2013
Gain (loss) included in AOCI as of beginning of period	$(1,442)	$1,371	$1,937

Amount of gain (loss) recognized in OCI (effective portion)	10,348	(3,750)	3,441

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	3,650	(965)	3,367
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	(449)	28	640
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	3,201	(937)	4,007

Gain (loss) included in AOCI as of end of period	$5,705	$(1,442)	$1,371

The Company recognized an immaterial loss in the consolidated statement operations on the ineffective portion of the cash flow hedges reported in interest and other income, net during the years ended March 31, 2015 and 2014, respectively. There was no ineffective portion of hedges designated as cash flow hedging instruments during the year ended March 31, 2013.

15.	INCOME TAXES

Income tax expense for fiscal years 2015, 2014, and 2013 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2015	2014	2013
Current:
Federal	$26,938	$28,859	$25,530
State	2,685	1,263	2,452
Foreign	4,253	4,384	4,777
Total current provision for income taxes	33,876	34,506	32,759
Deferred:
Federal	(1,148)	(4,675)	(586)
State	(1,353)	(629)	(474)
Foreign	1,575	(480)	324
Total deferred benefit for income taxes	(926)	(5,784)	(736)
Income tax expense	$32,950	$28,722	$32,023

The components of income before income taxes for fiscal years 2015, 2014, and 2013 are as follows:

	Fiscal Year Ended March 31,
(in thousands)	2015	2014	2013
United States	$83,583	$85,231	$80,875
Foreign	61,668	55,908	57,550
Income before income taxes	$145,251	$141,139	$138,425

The following is a reconciliation between statutory federal income taxes and the income tax expense for fiscal years 2015, 2014, and 2013:

(in thousands)	Fiscal Year Ended March 31,
	2015	2014	2013
Tax expense at statutory rate	$50,838	$49,399	$48,449
Foreign operations taxed at different rates	(15,839)	(16,175)	(15,244)
State taxes, net of federal benefit	1,331	634	1,978
Research and development credit	(2,460)	(1,805)	(3,380)
Other, net	(920)	(3,331)	220
Income tax expense	$32,950	$28,722	$32,023

The effective tax rate for fiscal years 2015, 2014, and 2013 was 22.7%, 20.4%, and 23.1% respectively.  The effective tax rate for fiscal year 2015 is higher than the previous year due primarily to the absence of several one-time, discrete items that benefited the tax rate in the previous year, such as the generation of a foreign tax credit carryover, changes in Mexican tax law that resulted in the reversal of a valuation allowance, and a deduction for qualifying domestic production activities. These factors were offset by a higher proportion of income earned in foreign jurisdictions that is taxed at lower rates and by an increase in the benefit from the U.S. federal research tax credit. Our fiscal year 2015 included four quarters of benefit from the U.S. federal research tax credit because the credit expired on December 31, 2014 but was retroactively reinstated in January 2015. In contrast, during our fiscal year 2014, the credit was only available for three quarters as the credit expired December 31, 2013 and was not renewed.

In comparison to fiscal year 2013, the decrease in the effective tax rate for fiscal year 2014 was due primarily to changes in Mexican tax law that resulted in the reversal of a valuation allowance, a deduction for qualifying domestic production activities, and the generation of a foreign tax credit carryover, offset by a decrease in the benefit from the U.S. federal research tax credit. The U.S. federal research tax credit expired December 31, 2013 and was therefore only available for three quarters in our fiscal year 2014, compared to fiscal year 2013, which included a full five quarters of benefit. Five quarters of benefit was recorded in fiscal year 2013 due to the timing of the retroactive reinstatement of the U.S. federal research tax credit. On January 2, 2013, the American Taxpayer Relief Act of 2012, which included a provision that retroactively extended the federal tax research credit to January 1, 2012 for two years, was signed into law. The Company recognized an approximate $1.8 million discrete tax benefit in the fourth quarter of fiscal year 2013 for the previously expired period from January 1, 2012 to December 31, 2012.

The effective tax rate for fiscal years 2015, 2014, and 2013 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income which could result in a valuation allowance being required.

The Company's provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign operations that it intends to reinvest indefinitely in the foreign operations. Indefinitely reinvested foreign earnings were approximately $650.8 million at March 31, 2015. The determination of the tax liability that would be incurred if these amounts were remitted back to the U.S. is not practical but would likely be material. If these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits and foreign withholding taxes. The Company's current plans do not require repatriation of earnings from foreign operations to fund the U.S. operations because it generates sufficient domestic operating cash flow and has access to external funding under its line of credit. As a result, the Company does not expect a material impact on its business or financial flexibility with respect to undistributed earnings of its foreign operations.

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of March 31, 2015 and 2014 are as follows:

	March 31,
(in thousands)	2015	2014
Accruals and other reserves	$5,100	$8,459
Net operating loss carry forward	3,043	4,580
Stock compensation	9,865	8,957
Other deferred tax assets	8,375	3,937
Valuation allowance	(1,940)	(3,351)
Total deferred tax assets	24,443	22,582
Deferred gains on sales of properties	(1,756)	(1,756)
Unremitted earnings of certain subsidiaries	(3,064)	(3,064)
Fixed asset depreciation	(4,650)	(3,571)
Total deferred tax liabilities	(9,470)	(8,391)
Net deferred tax assets(1)	$14,973	$14,191
(1) The long-term portion of the Company's deferred tax assets for the fiscal years ending March 31, 2015 and March 31, 2014, are included as a component of other assets on the consolidated balance sheets.

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

The valuation allowance of $1.9 million as of March 31, 2015 was related to the net operating losses of a foreign subsidiary with an insufficient history of earnings to support the realization of the deferred tax asset.
The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 31, 2015, 2014, and 2013, the Company had $12.8 million, $12.6 million, and $11.1 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits as of March 31, 2015 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	March 31,
(in thousands)	2015	2014	2013
Balance at beginning of period	$12,571	$11,072	$11,141
Increase (decrease) of unrecognized tax benefits related to prior years	(244)	641	(117)
Increase of unrecognized tax benefits related to the current year	1,908	2,427	2,430
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(1,414)	(1,569)	(2,382)
Balance at end of period	$12,821	$12,571	$11,072

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits was $1.8 million and $1.7 million as of March 31, 2015 and 2014, respectively. No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S.  The Company is under examination by the Internal Revenue Service for its 2010 tax year. The California Franchise Tax Board completed its examination of our 2007 and 2008 tax years. The Company received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2011, except for the United Kingdom, which has been concluded for tax years prior to fiscal year 2014.

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

16.	COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share as described in the Earnings per Share Topic of the FASB ASC. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation as of March 31, 2015, 2014, and 2013.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except earnings per share data)	Fiscal Year Ended March 31,
	2015	2014	2013
Numerator:
Net income	$112,301	$112,417	$106,402

Denominator:
Weighted average common shares-basic	41,723	42,452	41,748
Dilutive effect of employee equity incentive plans	920	912	990
Weighted average shares-diluted	42,643	43,364	42,738

Basic earnings per common share	$2.69	$2.65	$2.55
Diluted earnings per common share	$2.63	$2.59	$2.49

Potentially dilutive securities excluded from diluted earnings per share because their effect is anti-dilutive	442	202	1,038

17.	GEOGRAPHIC INFORMATION

The Company designs, manufactures, markets, and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.  Major product categories include Enterprise, which includes corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth® and corded products for mobile phone applications, personal computer ("PC") and gaming headsets, and specialty products marketed for hearing impaired individuals.

The following table presents net revenues by product group:

	Fiscal Year Ended March 31,
(in thousands)	2015	2014	2013
Net revenues from unaffiliated customers:
Enterprise	$619,284	$588,265	$549,301
Consumer	245,726	230,342	212,925
Total net revenues	$865,010	$818,607	$762,226

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the years ended March 31, 2015, 2014, and 2013.

The following table presents net revenues by geography:

	Fiscal Year Ended March 31,
(in thousands)	2015	2014	2013
Net revenues from unaffiliated customers:
U.S.	$487,607	$475,278	$436,447

Europe and Africa	213,702	195,385	181,439
Asia Pacific	104,829	94,455	92,193
Americas, excluding U.S.	58,872	53,489	52,147
Total International net revenues	377,403	343,329	325,779
Total net revenues	$865,010	$818,607	$762,226

No customer accounted for 10% or more of total net revenues for fiscal years 2015, 2014, or 2013.

The following table presents long-lived assets by geographic area on a consolidated basis:

	Fiscal Year Ended March 31,
(in thousands)	2015	2014
U.S.	$72,792	$74,092
Mexico	40,875	38,453
Other countries	25,746	21,857
Total long-lived assets	$139,413	$134,402

18.	SUBSEQUENT EVENTS

On April 27, 2015, the Audit Committee approved the payment of a dividend of $0.15 per share on June 10, 2015 to holders of record on May 20, 2015.

Subsequent to March 28, 2015, the Company borrowed $111.6 million under its revolving line of credit with Wells Fargo Bank NA, all of which was used to fund open-market repurchases of 2,534,234 shares of its common stock at an average price per share of $54.51.  As of May 14, 2015, the Company had $146.1 million in outstanding borrowings under the line of credit.

On May 11, 2015, the Company’s Board of Directors approved an additional 2.0 million share repurchase authorization.  These share repurchases will be executed at the Company’s discretion based on then-current business and market factors, in open market or privately negotiated transactions.  Refer to Note 9, Credit Agreement, and Note 11, Common Stock Repurchases, for further information regarding our credit facility and common stock repurchases.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

Each of the Company's fiscal years ends on the Saturday closest to the last day of March.  The Company's fiscal years 2015 and 2014 consisted of 52 weeks. Our interim fiscal quarters for the first, second, third, and fourth quarter of fiscal year 2015 ended on June 28, 2014, September 27, 2014, December 27, 2014, and March 28, 2015, respectively, and our interim fiscal quarters for the first, second, third, and fourth quarter of fiscal year 2014 ended on June 29, 2013, September 28, 2013, December 28, 2013, and March 29, 2014, respectively. For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31 and our interim quarterly periods as ending on the last calendar day of the applicable month end.

(in thousands, except per share data)	Quarter Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Net revenues	$200,762	$231,781	$215,805	$216,662
Gross profit	$109,166	$119,916	$117,827	$114,710
Net income	$25,824	$30,384	$27,421	$28,672
Basic net income per common share	$0.62	$0.73	$0.66	$0.69
Diluted net income per common share	$0.61	$0.71	$0.65	$0.68
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

(in thousands, except per share data)	Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Net revenues	$209,070	$212,739	$193,980	$202,818
Gross profit	$111,055	$110,327	$99,614	$105,632
Net income	$27,943	$34,383	$23,138	$26,953
Basic net income per common share	$0.67	$0.81	$0.54	$0.63
Diluted net income per common share	$0.65	$0.80	$0.53	$0.62
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2015.  The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting, which appears on page 40 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One – Election of Directors" in our definitive 2015 Proxy Statement for the annual meeting of stockholders to be held on or about July 30, 2015 (“2015 Proxy Statement”), expected to be filed with the Securities and Exchange Commission on or about June 10, 2015, is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Employees" at the end of Item 1 in Part I of this Form 10-K. Information regarding the standing audit committee and names of the financial expert(s) in the audit committee, under the caption "Corporate Governance” subhead “Audit Committee" in our 2015 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement is incorporated into this Item 10 by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2015 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Corporate Governance” subhead “Director Independence" in the 2015 Proxy Statement and is incorporated into this Item 13 by this reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Three - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2015 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)	Financial Statement Schedules.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Provision for doubtful accounts and sales allowances:
Year ended March 31, 2015	$287	$1,351	$(417)	$1,221
Year ended March 31, 2014	409	179	(301)	287
Year ended March 31, 2013	1,093	468	(1,152)	409

Provision for returns:
Year ended March 31, 2015	$6,201	$25,174	$(25,181)	$6,194
Year ended March 31, 2014	8,957	18,469	(21,225)	6,201
Year ended March 31, 2013	7,613	21,111	(19,767)	8,957

Provision for promotions and rebates:
Year ended March 31, 2015	$14,803	$53,353	$(52,755)	$15,401
Year ended March 31, 2014	13,675	35,207	(34,079)	14,803
Year ended March 31, 2013	12,756	33,343	(32,424)	13,675

Inventory reserves:
Year ended March 31, 2015	$7,216	$329	$(2,507)	$5,038
Year ended March 31, 2014	4,775	4,263	(1,822)	7,216
Year ended March 31, 2013	5,712	1,884	(2,821)	4,775

Valuation allowance for deferred tax assets:
Year ended March 31, 2015	$3,351	$—	$(1,411)	$1,940
Year ended March 31, 2014	5,984	—	(2,633)	3,351
Year ended March 31, 2013	6,088	89	(193)	5,984

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

May 15, 2015	PLANTRONICS, INC.

	By:	/s/ Ken Kannappan
	Name:	Ken Kannappan
	Title:	Chief Executive Officer

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

Signature	Title	Date
/s/ Ken Kannappan
(Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2015
/s/ Pam Strayer
(Pam Strayer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 15, 2015
/s/ Marv Tseu
(Marv Tseu)	Chairman of the Board and Director	May 15, 2015
/s/ Brian Dexheimer
(Brian Dexheimer)	Director	May 15, 2015
/s/ Robert Hagerty
(Robert Hagerty)	Director	May 15, 2015
/s/ Gregg Hammann
(Gregg Hammann)	Director	May 15, 2015
/s/ John Hart
(John Hart)	Director	May 15, 2015
/s/ Marshall Mohr
(Marshall Mohr)	Director	May 15, 2015

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1.1	Amended and Restated By-Laws of the Registrant	8-K	001-12696	3.1	6/20/2011

3.2.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3(i)	1/20/2009

10.1*	Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.2.1*	Executive Incentive Plan, dated May 8, 2009, as Amended September 10, 2010	8-K	001-12696	10.1	9/16/2010

10.2.2*	Plantronics, Inc. Executive Incentive Plan	10-K	001-12696	10.2.2	5/25/2012

10.3*	Plantronics, Inc. 2003 Stock Plan, as amended and restated effective as of August 1, 2013, as approved by Registrant's Board of Directors on March 12, 2013	8-K	001-12696	10.1	8/6/2013

10.4*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, amended and restated effective as of August 1, 2014, as approved by the Plantronics Board of Directors on May 27, 2014	8-K	001-12696	10.1	8/4/2014

10.5.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996	S-8	333-19351	4.5	3/25/1997

10.5.2*	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.5.3*	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.6*	Plantronics, Inc. Deferred Compensation Plan, effective May 24, 2013	S-8	333-188868	4.1	5/24/2013

10.7*	Second Amended and Restated Employment Agreement dated on November 17, 2009 between Registrant and Ken Kannappan	10-K	001-12696	10.11.1	6/1/2010

10.8*	Employment Agreement dated as of November 1996 between Registrant and Don Houston	10-K	001-12696	10.14.2	6/2/2003

10.9*	Employment Agreement effective as of September 2013 between Registrant and Philip Vanhoutte	10-Q	001-12696	10.1	10/29/2013

10.10*	Employment Agreement dated as of April 1, 2011 between Registrant and Joe Burton	10-K	001-12696	10.15	5/25/2012

10.11*	Employment Agreement dated as of June 1, 2012 between Registrant and Pamela Strayer	8-K/A	001-12696	10.1	8/8/2012

10.12*	Form of Change of Control Severance Agreement	10-Q	001-12696	10.1	7/29/2014

10.13	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.14.1**	Credit Agreement dated May 9, 2011, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	5/9/2011

10.14.1.1	First Amendment to Credit Agreement dated June 11, 2012, between Registrant and Wells Fargo Bank, National Association	10-Q	001-12696	10.2	8/8/2012

10.14.1.2	Second Modification to Revolving Line of Credit Note dated December 2, 2012 between Registrant and Wells Fargo Bank, National Association	10-Q	001-12696	10.1	1/31/2013

10.14.1.3	Second Amendment to Credit Agreement dated August 2, 2012, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	8/6/2012

10.14.1.4	Third Amendment to Credit Agreement dated May 3, 2013, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	5/7/2013

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14.1.5	Third Modification to Revolving Line of Credit Note dated May 3, 2013, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.2	5/7/2013

10.14.1.6	Fourth Amendment to Credit Agreement dated January 27, 2014, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	1/27/2014

10.14.1.7	Fourth Modification to Revolving Line of Credit Note dated January 27, 2014, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.2	1/27/2014

10.14.1.8	Fifth Amendment to Credit Agreement dated January 22, 2015, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	1/22/2015

10.14.1.9	Revolving Line of Credit Note between Plantronics, Inc. and Wells Fargo Bank, National Association, dated January 22, 2015	8-K	001-12696	10.2	1/22/2015

10.14.1.10	Sixth Amendment to Credit Agreement dated March 9, 2015, between Registrant and Wells Fargo Bank, National Association	8-K	001-12696	10.1	3/13/2015

10.14.1.11	Amended and Restated Revolving Line of Credit Note between Registrant and Wells Fargo Bank, National Association, dated March 9, 2015	8-K	001-12696	10.1	3/13/2015

10.15**	Third Amended and Restated Development and Manufacturing Agreement, dated October 15, 2011, between Registrant, and GoerTek, Inc.	10-Q	001-12696	10.1	2/2/2012

10.16	Turnkey Purchase Agreement dated December 12, 2014, between Plantronics BV, Park 20/20 C.V. and Park 20/20 Plantronics C.V.	10-Q	001-12696	10.1	2/4/2015

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Senior VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 INS	XBRL Instance Document					X

101 SCH	XBRL Taxonomy Extension Schema Document					X

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101 DEF	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

**	Confidential treatment has been granted with respect to certain portions of this Exhibit.