Form 10-Q
period 2015-06-27
PLANTRONICS INC /CA/
filed 2015-07-27
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

or

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

As of July 25, 2015, 35,237,239 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$475,379	$276,850
Short-term investments	114,615	97,859
Accounts receivable, net	127,160	136,581
Inventory, net	55,918	56,676
Deferred tax assets	6,376	6,564
Other current assets	25,866	28,124
Total current assets	805,314	602,654
Long-term investments	92,753	107,590
Property, plant, and equipment, net	139,074	139,413
Goodwill and purchased intangibles, net	16,015	16,077
Other assets	6,530	10,308
Total assets	$1,059,686	$876,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,398	$32,781
Accrued liabilities	55,485	62,041
Total current liabilities	93,883	94,822
Long term debt, net of issuance costs	488,524	—
Long-term income taxes payable	11,999	12,984
Revolving line of credit	—	34,500
Other long-term liabilities	8,832	6,339
Total liabilities	$603,238	$148,645
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	790	783
Additional paid-in capital	731,406	717,848
Accumulated other comprehensive income	4,555	10,120
Retained earnings	225,360	209,960
Total stockholders' equity before treasury stock	962,111	938,711
Less: Treasury stock, at cost	(505,663)	(211,314)
Total stockholders' equity	456,448	727,397
Total liabilities and stockholders' equity	1,059,686	$876,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Net revenues	$206,358	$216,662
Cost of revenues	99,000	101,952
Gross profit	107,358	114,710
Operating expenses:
Research, development, and engineering	23,194	22,520
Selling, general, and administrative	55,678	56,429
Gain from litigation settlements	(876)	(2,000)
Total operating expenses	77,996	76,949
Operating income	29,362	37,761
Interest expense	(2,741)	(8)
Other non-operating income and (expense), net	(285)	1,028
Income before income taxes	26,336	38,781
Income tax expense	5,108	10,109
Net income	$21,228	$28,672

Earnings per common share:
Basic	$0.56	$0.69
Diluted	$0.55	$0.68

Shares used in computing earnings per common share:
Basic	38,002	41,619
Diluted	38,943	42,466

Cash dividends declared per common share	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Net income	$21,228	$28,672
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	63
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(2,838)	73
Net (gains) losses reclassified into income for revenue hedges	(3,538)	870
Net (gains) losses reclassified into income for cost of revenue hedges	773	(108)
Net unrealized gains (losses) on cash flow hedges	(5,603)	835
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	(82)	77

Aggregate income tax benefit (expense) of the above items	132	$(36)
Other comprehensive income (loss)	(5,565)	$939
Comprehensive income	$15,663	$29,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,228	$28,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,986	4,624
Amortization of debt issuance costs	121	—
Stock-based compensation	8,050	6,305
Excess tax benefit from stock-based compensation	(2,391)	(992)
Deferred income taxes	4,146	2,715
Provision for excess and obsolete inventories	402	379
Other operating activities	4,537	581
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	8,579	(12,631)
Inventory, net	358	(3,983)
Current and other assets	(2,869)	(970)
Accounts payable	4,958	5,995
Accrued liabilities	(6,212)	(4,520)
Income taxes	(2,419)	3,363
Cash provided by operating activities	43,474	29,538
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	16,375	5,014
Proceeds from maturities of investments	25,425	50,900
Purchase of investments	(43,834)	(54,867)
Capital expenditures	(3,966)	(7,312)
Cash used for investing activities	(6,000)	(6,265)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(284,444)	(12,438)
Employees' tax withheld and paid for restricted stock and restricted stock units	(9,903)	(5,787)
Proceeds from issuances under stock-based compensation plans	3,077	2,832
Proceeds from revolving line of credit	155,749	—
Repayments of revolving line of credit	(190,249)	—
Proceeds from bonds issuance, net of issuance costs	489,670	—
Payment of cash dividends	(5,828)	(6,389)
Excess tax benefit from stock-based compensation	2,391	992
Cash provided by (used for) financing activities	160,463	(20,790)
Effect of exchange rate changes on cash and cash equivalents	592	63
Net increase in cash and cash equivalents	198,529	2,546
Cash and cash equivalents at beginning of period	276,850	232,704
Cash and cash equivalents at end of period	$475,379	$235,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis consistent with the Company's March 31, 2015 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015, which was filed with the SEC on May 15, 2015.  The results of operations for the interim period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 2, 2016 and consists of 53 weeks. The Company's prior fiscal year ended on March 28, 2015 and consisted of 52 weeks.  The Company’s results of operations for the three months ended June 27, 2015 and June 28, 2014 both contain 13 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Reporting entities may choose to early adopt the standard. The Company is required to adopt the standard in the first quarter of its fiscal year ending March 31, 2018. The adoption is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue will be recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date of December 15, 2016. As a result, the Company is required to adopt the standard in the first quarter of its fiscal year ending March 31, 2018. Presently, the Company is not yet in a position to assess the application date. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its results of operations, financial position, or cash flows.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of June 30, 2015 and March 31, 2015 (in thousands):

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$296,013	$—	$—	$296,013	$296,013	$—	$—
Level 1:
Mutual Funds	7,835	206	(15)	8,026	—	8,026	—
Money Market Funds	175,001	—	—	175,001	175,001	—	—
Subtotal	182,836	206	(15)	183,027	175,001	8,026	—
Level 2:
Government Agency Securities	89,794	40	(21)	89,813	—	50,095	39,718
Commercial Paper	12,367	7	(2)	12,372	3,299	9,073	—
Corporate Bonds	101,409	137	(24)	101,522	1,066	47,421	53,035
Subtotal	203,570	184	(47)	203,707	4,365	106,589	92,753

Total cash, cash equivalents and investments measured at fair value	$682,419	$390	$(62)	$682,747	$475,379	$114,615	$92,753

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$273,350	$—	$—	$273,350	$273,350	$—	$—
Level 1:
Mutual Funds	5,398	147	(25)	5,520	—	5,520	—
Level 2:
Government Agency Securities	89,875	37	(22)	89,890	—	43,024	46,866
Commercial Paper	17,574	10	—	17,584	3,500	14,084	—
Corporate Bonds	95,759	199	(3)	95,955	—	35,231	60,724
Subtotal	203,208	246	(25)	203,429	3,500	92,339	107,590

Total cash, cash equivalents and investments measured at fair value	$481,956	$393	$(50)	$482,299	$276,850	$97,859	$107,590

As of June 30, 2015 and March 31, 2015, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments.

The Company did not incur any material realized or unrealized gains or losses in the three months ended June 30, 2015 and 2014.

There were no transfers between fair value measurement levels during the three months ended June 30, 2015 and 2014.

All financial assets and liabilities are recognized or disclosed at fair value in the financial statements or the accompanying notes thereto. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1
The Company's Level 1 financial assets consist of Mutual Funds and Money Market Funds. The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, and Corporate Bonds, derivative foreign currency contracts, and long-term debt. The fair value of Level 2 investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads, and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value. The fair value of Level 2 derivative foreign currency contracts is determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities, refer to Note 11, Foreign Currency Derivatives, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q. The fair value of Level 2 long-term debt is determined based on inputs that were observable in the market , including the trading price of the notes when available. For more information regarding the Company's derivative assets and liabilities, refer to Note 7, Debt, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

4.     DEFERRED COMPENSATION

As of June 30, 2015, the Company held investments in mutual funds totaling $8.0 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $8.0 million at June 30, 2015. The fair value of debt and equity securities held in the rabbi trust at March 31, 2015 was $5.5 million. The total related deferred compensation liability at March 31, 2015 was $5.5 million.

The securities are classified as trading securities and are recorded on the Consolidated Balance Sheets under "Short-term investments". The liability is recorded on the Consolidated Balance Sheets under “Other long-term liabilities”.

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	June 30,	March 31,
(in thousands)	2015	2015
Accounts receivable	$149,317	$159,397
Provisions for returns	(5,821)	(6,194)
Provisions for promotions, rebates, and other	(14,797)	(15,401)
Provisions for doubtful accounts and sales allowances	(1,539)	(1,221)
Accounts receivable, net	$127,160	$136,581

Inventory, net:

	June 30,	March 31,
(in thousands)	2015	2015
Raw materials	$24,313	$24,263
Work in process	1,555	1,653
Finished goods	30,050	30,760
Inventory, net	$55,918	$56,676

Accrued Liabilities:

	June 30,	March 31,
(in thousands)	2015	2015
Employee compensation and benefits	$24,052	$31,888
Warranty obligation	8,183	7,717
VAT/Sales Tax Payable	5,496	4,749
Accrued other	17,754	17,687
Accrued liabilities	$55,485	$62,041

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
(in thousands)	2015	2014
Warranty obligation at beginning of period	$7,717	$7,965
Warranty provision related to products shipped	2,247	2,762
Deductions for warranty claims processed	(2,251)	(1,370)
Adjustments related to preexisting warranties	470	(1,150)
Warranty obligation at end of period	$8,183	$8,207

6. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of June 30, 2015, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $131.8 million.

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

7. DEBT

5.50% Notes

In May 2015, Plantronics issued $500.0 million aggregate principal amount of 5.50% senior notes (the “5.50% Senior Notes”). The Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The Company received net proceeds of $488.5 million from issuance of the 5.50% Senior Notes, net of issuance costs of $11.5 million which are being amortized to interest expense over the term of the 5.50% Senior Notes using the effective interest method.

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market , including the trading price of the notes when available (Level 2). The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	June 30, 2015		March 31, 2015
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	508,750	488,524	—	—

The Company may redeem all or a part of the 5.50% Senior Notes, upon not less than 30 or more than a 60 day notice; however, the applicable redemption price will be determined as follows:

	Redemption Period Requiring Payment of:		Redemption Up To 35% Using Cash Proceeds From An Equity Offering(3):
	Make-Whole(1)	Premium(2)	Date	Specified Price
5.50% Senior Notes	Prior to May 15, 2018	On or after May 15, 2018	Prior to May 15, 2018	105.500%
(1) If the Company redeems the notes prior to the applicable date, the price is principal plus a make-whole premium equal to the present value of the remaining scheduled interest payments as described in the applicable indenture, together with accrued and unpaid interest.
(2) If the Company redeems the notes on or after the applicable date, the price is principal plus a premium which declines over time as specified in the applicable indenture, together with accrued and unpaid interest.
(3) If the Company redeems the notes prior to the applicable date with net cash proceeds of one or more equity offerings, the price is equal to the amount specified above, together with accrued and unpaid interest, subject to a maximum redemption of 35% of the aggregate principal amount of the respective note being redeemed.

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit Plantronics' ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of Plantronics’ subsidiaries without such subsidiary guaranteeing the Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of Plantronics and its subsidiaries to another person. As of June 30, 2015, the Company was in compliance with all covenants.

Revolving Credit Agreement

On May 15, 2015, Plantronics, Inc. (the “Company”) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”). The Credit Agreement amends and restates the Company’s existing Credit Agreement, dated as of May 9, 2011 (as amended, the “Existing Credit Agreement”), by and between the Company and Bank to provide for a $100.0 million unsecured revolving credit facility. The proceeds of loans under the Credit Agreement may be used to refinance outstanding indebtedness under the Existing Credit Agreement, to finance stock repurchases, and for general corporate purposes.

Revolving loans under the Credit Agreement will bear interest, at the Company’s election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Interest is payable quarterly in arrears on the first day of each April, July, October and January, commencing July 1, 2015. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2018. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears on the first day of each April, July, October and January, commencing July 1, 2015. The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of June 30, 2015 the Company had no outstanding borrowings under the line of credit. As of March 31, 2015 the Company had $34.5 million in outstanding borrowings under the line of credit.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things, covenants limiting the ability of the Company to incur debt, make capital expenditures, grant liens, merge or consolidate, and make investments. The Credit Agreement also requires the Company to comply with certain financial covenants, including (i) a maximum ratio of funded debt to EBITDA and (ii) a minimum EBITDA coverage ratio, in each case, tested as of each fiscal quarter and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. As of June 30, 2015, the Company was in compliance with all ratios and covenants.

8. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(in thousands)	2015	2014
Cost of revenues	$779	$535

Research, development and engineering	2,359	1,751
Selling, general and administrative	4,912	4,019
Stock-based compensation included in operating expenses	7,271	5,770
Total stock-based compensation	8,050	6,305
Income tax benefit	(2,322)	(1,789)
Total stock-based compensation, net of tax	$5,728	$4,516

Stock Options

The following is a summary of the Company’s stock option activity during the three months ended June 30, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2015	1,558	$36.59
Options granted	141	$53.91
Options exercised	(100)	$30.55
Options forfeited or expired	(26)	$46.67
Outstanding at June 30, 2015	1,573	$38.37	4.1	$29,532
Vested or expected to vest at June 30, 2015	1,533	$38.06	4.0	$29,248
Exercisable at June 30, 2015	1,083	$33.86	3.2	$25,215

The total intrinsic value of options exercised during the three months ended June 30, 2015 and 2014 was $2.5 million and $2.0 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the three months ended June 30, 2015 was $3.1 million, net of taxes.

As of June 30, 2015, total unrecognized compensation cost related to unvested stock options was $4.4 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during the three months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2015	1,290	$42.67
Restricted stock granted	613	$54.97
Restricted stock vested	(466)	$41.82
Restricted stock forfeited	(27)	$44.84
Non-vested at June 30, 2015	1,410	$48.26

The weighted average grant-date fair value of awards of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the three months ended June 30, 2015 and 2014 was $54.97 and $44.79, respectively. The total fair value of restricted stock that vested during the three months ended June 30, 2015 and 2014 was $19.5 million and $13.1 million, respectively.

As of June 30, 2015, total unrecognized compensation cost related to unvested restricted stock was $55.1 million, which is expected to be recognized over a weighted average period of 2.1 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Three Months Ended June 30,
Employee Stock Options	2015	2014
Expected volatility	27.3%	28.4%
Risk-free interest rate	1.2%	1.4%
Expected dividend yield	1.1%	1.4%
Expected life (in years)	4.2	4.2
Weighted-average grant date fair value	$11.48	$9.21

No purchase rights were granted under the ESPP during the three months ended June 30, 2015 or 2014.

9. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board-authorized programs during the three months ended June 30, 2015 and 2014 are discussed below. As of June 30, 2015, there remained 3,578,268 shares authorized for repurchase under a repurchase program approved by the Board on May 21, 2015 and there were no remaining shares authorized under previously approved programs.

Open Market Repurchases

In the three months ended June 30, 2015 and 2014, the Company repurchased 5,132,784 shares and 281,583 shares, respectively, of its common stock in the open market for a total cost of $284.4 million and $12.4 million, respectively, and at an average price per share of $55.42 and $44.17, respectively.

In addition, the Company withheld shares valued at $9.9 million and $5.8 million in the three months ended June 30, 2015, and 2014, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	June 30, 2015	March 31, 2015
Accumulated unrealized gain (loss) on cash flow hedges (1)	$101	$5,593
Accumulated foreign currency translation adjustments	4,352	4,363
Accumulated unrealized gain (loss) on investments	102	164
Accumulated other comprehensive income	$4,555	$10,120
(1)Refer to Note 11, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of June 30, 2015 and March 31, 2015.

11. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of June 30, 2015.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2015, the Company has International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of June 30, 2015 and March 31, 2015, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of our outstanding derivative contracts at the end of each period was as follows:

(in thousands)	June 30, 2015	March 31, 2015
Derivative Assets (recorded in 'Other current assets')
Non-designated hedges	$198	$1,891
Cash flow hedges	4,211	11,372
Total Derivative Assets	$4,409	$13,263

Derivative Liabilities (recorded in 'Other accrued liabilities')
Non-designated hedges	$460	$1
Cash flow hedges	4,130	3,913
Total Derivative Liabilities	$4,590	$3,914

Non-Designated Hedges

As of June 30, 2015, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at June 30, 2015:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€29,700	$33,117	Sell EUR	1 month
GBP		£5,100	$8,024	Sell GBP	1 month
AUD	A$	11,900	$9,087	Sell AUD	1 month
CAD	C$	3,800	$3,074	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in interest and other income, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,
(in thousands)	2015	2014
Gain (loss) on foreign exchange contracts	$(1,128)	$14

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

The Company does not purchase options for trading purposes.  As of June 30, 2015, the Company had foreign currency option contracts of approximately €60.6 million and £24.4 million.  As of March 31, 2015, the Company had foreign currency option contracts of approximately €67.9 million and £28.6 million. The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. A loss of $2.9 million, net of tax, in AOCI as of March 31, 2015 is expected to be reclassified to cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures. As of June 30, 2015 and March 31, 2015, the Company had foreign currency swap contracts of approximately MXN 449.1 million and MXN 431.9 million, respectively.

The following table summarizes the notional value of the Company’s outstanding MXN cross-currency swaps and approximate USD Equivalent at June 30, 2015:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	449,070	$31,531	Buy MXN	Monthly over	17 months

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(in thousands)	2015	2014
Gain (loss) included in AOCI as of beginning of period	$5,705	$(1,442)

Amount of gain (loss) recognized in OCI (effective portion)	(2,838)	73

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	3,538	(870)
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	(773)	108
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	2,765	(762)

Gain (loss) included in AOCI as of end of period	$102	$(607)

During the three months ended June 30, 2015 and 2014, the Company recognized an immaterial gain and an immaterial loss, respectively, on the ineffective portion of its cash flow hedges, which is reported in interest and other income (expense), net in the condensed consolidated statements of operations.

12. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rate for the three months ended June 30, 2015 was 19.4% compared to 26.1% for the same period in the prior year. The decrease in the effective tax rate is due primarily to lower domestic earnings resulting from the interest expense on the bond issuance. The effective tax rates differ from the statutory rate due primarily to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of June 30, 2015 and March 31, 2015 were unrecognized tax benefits of $12.3 million and $12.8 million, respectively, which would favorably impact the effective tax rate in future periods if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was $1.8 million as of June 30, 2015 and March 31, 2015.  No penalties have been accrued.

The Company has effectively settled the examination by the Internal Revenue Service for its 2010 tax year. The California Franchise Tax Board completed its examination of the Company's 2007 and 2008 tax years. The Company received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2011, except in the United Kingdom where tax matters have been concluded for tax years prior to fiscal year 2014.

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

13. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three month periods ending June 30, 2015 and 2014.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(in thousands, except per share data)	2015	2014
Numerator:
Net income	$21,228	$28,672

Denominator:
Weighted average common shares-basic	38,002	41,619
Dilutive effect of employee equity incentive plans	941	847
Weighted average common shares-diluted	38,943	42,466

Basic earnings per common share	$0.56	$0.69
Diluted earnings per common share	$0.55	$0.68

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	235	547

14. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.

The following table presents net revenues by product group for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(in thousands)	2015	2014
Net revenues from unaffiliated customers:
Enterprise	$151,757	$152,354
Consumer	54,601	64,308
Total net revenues	$206,358	$216,662

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three months ended June 30, 2015 and 2014. The following table presents net revenues by geography:

	Three Months Ended June 30,
(in thousands)	2015	2014
Net revenues from unaffiliated customers:
U.S.	$117,578	$124,467

Europe and Africa	50,107	51,262
Asia Pacific	26,515	26,969
Americas, excluding U.S.	12,158	13,964
Total international net revenues	88,780	92,195
Total net revenues	$206,358	$216,662

No customer accounted for more than 10% of net revenues for the three months ended June 30, 2015 or 2014.

No customer accounted for more than 10% of net accounts receivable at June 30, 2015. One customer, D&H Distributing, accounted for 11.1% of total net accounts receivable at March 31, 2015.

15. SUBSEQUENT EVENTS

On July 27, 2015, the Company announced that the Audit Committee had declared and approved the payment of a dividend of $0.15 per share on September 10, 2015 to holders of record on August 20, 2015.

Subsequent to June 27, 2015, the Company repurchased 1.8 million shares of its common stock in the open market for a total cost of $101.8 million, and at an average price per share of $56.76.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our expectations for new product launches, new Consumer product market share positioning in fiscal year 2016 and beyond, (ii) the Unified Communications ("UC") markets, including adoption of UC products, and our position and growth expectations in these markets, (iii) our expectations regarding the impact of our Simply Smarter Communications® technology solutions in the UC market, (iv) our intentions regarding investments in long-term growth opportunities and our core research and development effort, (v) our intentions regarding the focus of our sales, marketing and customer services and support teams on UC, (vi) the future of UC technologies, including the transition of businesses to UC-supported systems, the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectations concerning our revenue opportunity and profit growth, (vii) our expectations for the expansion of key strategic alliances, (viii) our position in the Enterprise and Consumer markets, (ix) our belief that our revenues may be materially affected by fluctuations in exchange rates, the global economy and consumer spending, (ix) our long-term strategy to invest in UC and the relationship of added functionality to successful product launches, (x) our expectations regarding the worldwide economy, as well as our investment strategies and focus, (xi) the maintenance of our reputation in the industry, (xii) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xiii) fluctuations in our cash provided by operating activities as a result of various factors including fluctuations in revenues and operating expenses, timing of product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of taxes and other payments, (xiv) our future tax rate and payments related to unrecognized tax benefits, (xv) our anticipated capital expenditures for the remainder of fiscal year 2016 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xvi) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xvii) our ability to draw funds on our credit facility as needed, (xviii) future fluctuations in our cash provided by operating activities, (xix) the sufficiency of our capital resources to fund operations, and (xx) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2015; and other documents filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Compared to the prior year quarter, net revenues decreased 4.8% to $206.4 million, while operating profit decreased 22.2% to $29.4 million. We delivered $21.2 million in net income, representing approximately 10.3% of our net revenues. The decrease in revenues was driven largely by lower revenues within our Consumer product category which declined 15% from the year ago period. Revenues from our Enterprise product category remained almost flat compared to the year ago quarter.

While not always the case, revenues from our Consumer products channel are typically seasonal, with our third fiscal quarter, which includes the majority of the holiday shopping season, typically being the strongest. Additionally, other factors directly impact our Consumer product category performance, such as consumer preferences, changes in consumer confidence and other macroeconomic factors, product life-cycles (including the introduction and pace of adoption of new technology), and the competitive retail environment.

In the first quarter of fiscal 2016, we experienced a unit volume decline in our Consumer category revenues as the Mono Bluetooth market continued to contract and some of our older Stereo Bluetooth products approached the end of their life cycles. To combat this, our fiscal year 2016 product development roadmap includes new product launches targeted toward the Stereo Bluetooth market, the fastest growing subset of the consumer headset market. We anticipate that these planned investments in the Consumer category will help position us to maintain or grow market share as opportunities in these consumer product categories continue to expand.

Looking forward to fiscal year 2016, UC continues to be our primary focus area. With the vast majority of the UC opportunity still ahead of us, we believe we are in the very beginning stage of a potentially long period of growth. We believe UC represents our key long-term driver of revenue and profit growth, as we anticipate UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration. Growth of UC will increase overall headset adoption in enterprise environments, and we expect most of the growth in our Enterprise product category over the next five years to come from headsets designed for UC. We expect solutions featuring our Simply Smarter Communications® technology will be an important part of the UC landscape.

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

RESULTS OF OPERATIONS

NET REVENUES

	Three Months Ended June 30,		Increase
(in thousands, except percentages)	2015	2014	(Decrease)
Net revenues from unaffiliated customers:
Enterprise	$151,757	$152,354	$(597)	(0.4)%
Consumer	54,601	64,308	(9,707)	(15.1)%
Total net revenues	$206,358	$216,662	$(10,304)	(4.8)%

Enterprise products represent our largest source of both revenues and unit volumes.  Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives, and channel mix. Net revenues derived from sales into the Consumer products retail channel typically account for a seasonal increase in net revenues in the third quarter of our fiscal year.

Net revenues decreased in the first quarter of our fiscal year 2016 over the same period a year ago due primarily to lower revenues within our Consumer product category, driven by reductions in our mono Bluetooth category. Revenues from our Enterprise products were flat, driven by a small increase in our UC product category offset by small decreases in our traditional office and contact center products. A stronger U.S. Dollar ("USD") compared to the other foreign currencies in which we sell decreased net revenues by approximately $7.9 million, net of the effects of hedging, in the first quarter of fiscal year 2016 compared to the same period a year ago. We generate approximately 40% of our revenues from international sales; therefore, the impact of currency movements on our net revenues can be significant. In fiscal year 2016, our revenues may be materially affected by the high level of uncertainty surrounding exchange rate fluctuations as well as the global economy and consumer spending. We continually work to offset currency movements through hedging strategies designed to minimize the volatility of results and dampen large fluctuations. However, significant and sustained currency moves cannot be managed by hedges alone.

Geographic Information

	Three Months Ended June 30,		Increase
(in thousands, except percentages)	2015	2014	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$117,578	$124,467	$(6,889)	(5.5)%
As a percentage of net revenues	57.0%	57.4%
Europe and Africa	50,107	51,262	(1,155)	(2.3)%
Asia Pacific	26,515	26,969	(454)	(1.7)%
Americas, excluding U.S.	12,158	13,964	(1,806)	(12.9)%
Total international net revenues	88,780	92,195	(3,415)	(3.7)%
As a percentage of net revenues	43.0%	42.6%
Total net revenues	$206,358	$216,662	$(10,304)	(4.8)%

Compared to the same period in the prior year, U.S. net revenues decreased in the three months ended June 30, 2015 due to a reduction in Consumer product revenues. This decline was partially offset by a slight increase in Enterprise product revenues, driven by an increase in our traditional office and contact center product revenues. International revenues were reduced by approximately $7.9 million, net of the effects of hedging, in the first quarter of fiscal year 2016 compared to the same period a year ago, due to unfavorable foreign exchange fluctuations in the other foreign currencies in which we sell.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, charge for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2015	2014	(Decrease)
Net revenues	$206,358	$216,662	$(10,304)	(4.8)%
Cost of revenues	99,000	101,952	(2,952)	(2.9)%
Gross profit	$107,358	$114,710	$(7,352)	(6.4)%
Gross profit %	52.0%	52.9%

As a percentage of net revenues, gross profit decreased in the three months ended June 30, 2015, compared to the same prior year period due primarily to the weakening of foreign currencies relative to the USD, which has negatively impacted margins on our international product sales, compounded by the effects of an unfavorable customer and region mix, and partially offset by a shift in product mix from Consumer to Enterprise.

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

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2015	2014	(Decrease)
Research, development, and engineering	$23,194	$22,520	$674	3.0%
% of net revenues	11.2%	10.4%

During the three months ended June 30, 2015, research, development, and engineering expenses increased compared to the same prior year periods due primarily to equity-based compensation resulting from restricted stock grants made after May 2013, which vest over three years, compared to restricted stock grants made prior to May 2013, which vest over four years.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2015	2014	(Decrease)
Selling, general, and administrative	$55,678	$56,429	$(751)	(1.3)%
% of net revenues	27.0%	26.0%

Compared to the same period a year ago, selling, general, and administrative expenses decreased in the three months ended June 30, 2015 due primarily to lower IT expenses and a favorable impact due to foreign currency fluctuations, which were partially offset by higher equity-based compensation expense resulting from the shorter vesting schedule of restricted stock grants made after May 2013 compared to restricted stock grants made prior to May 2013.

INTEREST EXPENSE

Interest expense of $2.7 million for the first quarter of 2016 was primarily related to the 5.50% Senior Notes and included an immaterial amount in amortization of debt issuance costs. Interest expense for the first quarter of 2015 was immaterial and did not include such costs.

INCOME TAX EXPENSE

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2015	2014	(Decrease)
Income before income taxes	$26,336	$38,781	$(12,445)	(32.1)%
Income tax expense	5,108	10,109	(5,001)	(49.5)%
Net income	$21,228	$28,672	$(7,444)	(26.0)%
Effective tax rate	19.4%	26.1%

Our effective tax rate for the three months ended June 30, 2015 was 19.4% compared to 26.1% in the same prior year period. The effective tax rate for the three months ended June 30, 2015 was lower compared to the same period in the prior year because of lower proportion of income earned in the U.S. resulting from higher domestic interest expense and the favorable closure of a tax audit in the current year.

We and our subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. We have effectively settled the examination by the Internal Revenue Service for our 2010 tax year. The California Franchise Tax Board completed its examination of our 2007 and 2008 tax years. We received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2011, except in the United Kingdom where tax matters have been concluded for tax years prior to fiscal year 2014.

FINANCIAL CONDITION

The table below provides a summary of our condensed consolidated cash flow information for the periods presented:

	Three Months Ended
	June 30,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$43,474	$29,538	$13,936
Net cash used for investing activities	(6,000)	(6,265)	265
Net cash provided by (used for) financing activities	160,463	(20,790)	181,253
Effect of exchange rate changes on cash and cash equivalents	592	63	529
Net increase in cash and cash equivalents	$198,529	$2,546	$195,983

Our primary source of liquidity is cash provided by operating activities and, on occasion, financing obtained from capital markets. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues and operating expenses, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.  During the first three months of 2016 we obtained $488.5 million from debt financing compared to no such transactions in the year ago period. A portion of the proceeds were used to repay all outstanding amounts under the revolving line of credit agreement. The remainder of the proceeds are available for share repurchases and general corporate purposes. As of June 30, 2015, we had revolving credit facilities available that provide for up to $100.0 million of additional financing. The credit facility expires in May 2018.

Operating Activities

Net cash provided by operating activities during the three months ended June 30, 2015 increased from the same prior year period primarily due to a decrease in accounts receivable due to improved collections and a reduction in inventories due to lean manufacturing initiatives. These decreases were partially offset by an increase in pre-paid income taxes, which was driven by the timing of payments made during the first quarter compared to the same prior year period, and slightly lower net income after adjusting for non-cash items.

Investing Activities

Net cash used for investing activities during the three months ended June 30, 2015 decreased slightly from the same prior year period due primarily to lower capital expenditures partially offset by a net increase in cash used for purchase of investments. Cash used for investing activities for the period ended June 30, 2015 does not include approximately $0.7 million of capital expenditures as the corresponding accruals were included within accounts payable at June 30, 2015 and therefore did not have an impact on cash flows for the period.

We estimate total capital expenditures for fiscal year 2016 will be approximately $30.0 million to $35.0 million related to costs associated with the purchase and related construction of a new smarter working office for our European headquarters in the Netherlands as well as costs associated with building and leasehold improvements at our U.S. headquarters, the implementation of a manufacturing execution system at our facility in Mexico, and other IT-related expenditures. The remainder of the anticipated capital expenditures for fiscal year 2016 consist primarily of capital investment in our manufacturing capabilities, including tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash provided by financing activities during the three months ended June 30, 2015 increased from the same prior year period.  This increase was driven by net proceeds received from issuance of the 5.50% Senior Notes partially offset by an increase in the level of common stock repurchases. Cash provided by financing activities for the period ended June 30, 2015 does not include approximately $1.3 million of debt issuance costs as the corresponding accruals were included within accrued liabilities at June 30, 2015 and therefore did not have an impact on cash flows for the period.

On July 27, 2015, we announced that our Audit Committee of the Board ("the Audit Committee") had declared a cash dividend of $0.15 per share, payable on September 10, 2015 to stockholders of record at the close of business on August 20, 2015.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  As a result of the issuance of the 5.50% Senior Notes, we will have contractually required interest payments of approximately $13.8 million each November and May through the life of the notes.

At June 30, 2015, we had working capital of $711.4 million, including $590.0 million of cash, cash equivalents and short-term investments, compared with working capital of $507.8 million, including $374.7 million of cash, cash equivalents and short-term investments at March 31, 2015.

Our cash and cash equivalents as of June 30, 2015 consisted of bank deposits with third party financial institutions and Commercial Paper.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of June 30, 2015, of our $590.0 million of cash, cash equivalents, and short-term investments, $195.9 million was held domestically while $394.1 million was held by foreign subsidiaries, approximately 90% of which were based in U.S. dollar-denominated investments. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to permanently reinvest earnings from foreign operations and our current plans do not require us to repatriate earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of June 30, 2015, our investments were composed of Mutual Funds, Money Market Funds, Government Agency Securities, Commercial Paper, and Corporate Bonds.

From time to time, our Board has authorized plans under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the first three months of fiscal year 2016, we repurchased 5,132,784 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $284.4 million, with an average price of $55.42 per share. In addition, we withheld 178,120 shares with a total value of $9.9 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of June 30, 2015, there remained 3,578,268 shares authorized for repurchase under the stock repurchase program approved by the Board on May 21, 2015. For more information regarding our stock repurchase programs, refer to Note 9, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

On May 2015, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”). The Credit Agreement amends and restates our existing Credit Agreement, dated as May 2011 (as amended, the “Existing Credit Agreement”). The Credit Agreement provides for a $100.0 million unsecured revolving credit facility to augment our financial flexibility. Our obligations under the Credit Agreement are required to be guaranteed by the Company’s domestic subsidiaries, subject to certain exceptions.

Revolving loans under the Credit Agreement will bear interest, at our election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 2018. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears. The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of June 30, 2015 the Company had no outstanding borrowings under the line of credit. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and,

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

In addition, we and our subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. As of June 30, 2015, we were in compliance with all ratios and covenants by a substantial margin.

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

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and the availability of additional funds under the Credit Agreement will be sufficient to fund operations for at least the next 12 months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled “Certain Forward-Looking Information” and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on May 15, 2015, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of June 30, 2015 and March 31, 2015, we had off-balance sheet consigned inventories of $30.3 million and $33.4 million, respectively.

Our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015 have changed due to the issuance of the 5.50% Senior Notes and repayment of all outstanding amounts under the revolving line of credit agreement.

Unconditional Purchase Obligations

We utilize several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 30, 2015, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $131.8 million, including off-balance sheet consigned inventories of $30.3 million as discussed above.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on May 15, 2015.  There have been no changes to our critical accounting estimates during the three months ended June 30, 2015.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Reporting entities may choose to early adopt the standard. We are required to adopt the standard in the first quarter of our fiscal year ending March 31, 2018. The adoption is not expected to have a material impact on our results of operations, financial position, or cash flows.

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue will be recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date of December 15, 2016. As a result, we are required to adopt the standard in the first quarter of our fiscal year ending March 31, 2018. Presently, we are not yet in a position to assess the application date. We are currently evaluating what impact, if any, the adoption of this standard will have on its results of operations, financial position, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on May 15, 2015.

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	June 30, 2015	March 31, 2015
Cash and cash equivalents	$475.4	$276.9
Short-term investments	$114.6	$97.9
Long-term investments	$92.8	$107.6

As of June 30, 2015, our investments were composed of Mutual Funds, Money Market Funds, Government Agency Securities, Commercial Paper, and Corporate Bonds.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized gains or losses were recognized during the three months ended June 30, 2015 and 2014.

Interest rates were relatively unchanged in the three months ended June 30, 2015 compared to the same period in the prior year. During the three month period ended June 30, 2015, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no significant interest expense from our revolving line of credit. Our 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

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

The primary currency fluctuations to which we are exposed are the Euro ("EUR"), British Pound Sterling ("GBP"), Australian Dollar ("AUD"), Canadian Dollar ("CAD"), Mexican Peso ("MXN"), and the Chinese Renminbi ("RMB"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MXN denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issue derivative financial instruments for speculative trading purposes.

We experienced an immaterial net foreign currency loss in the three months ended June 30, 2015 compared to an immaterial net foreign currency gain in the three months ended June 30, 2014. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of June 30, 2015 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$33.1	$3.3	$(3.3)
GBP	Sell GBP	$8.0	$0.8	$(0.8)
AUD	Sell AUD	$9.1	$0.9	$(0.9)
CAD	Sell CAD	$3.1	$0.3	$(0.3)

Cash Flow Hedges

In the three months ended June 30, 2015, approximately 43.0% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of June 30, 2015, we had foreign currency put and call option contracts with notional amounts of approximately €60.6 million and £24.4 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $8.1 million or incur a loss of $7.9 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of June 30, 2015 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$114.4	$1.1	$(4.6)
Put options	$106.1	$7.0	$(3.3)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of June 30, 2015, we had cross-currency swap contracts with notional amounts of approximately MXN 449.1 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of June 30, 2015 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$31.5	$(2.5)	$3.1

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on May 15, 2015, which could materially affect our business, financial position or future results of operations. Other than the additional new risk factor below, there are no material changes to the risk factors disclosed therein.

In May 2015 we issued $500.0 million of 5.50% senior unsecured notes and entered into an Amended and Restated $100.0 million revolving line of credit facility. Issuance of the notes and any draws against the credit facility may adversely affect our future financial condition and financial results.

As of June 30, 2015, we had $500 million in 5.50% senior unsecured notes outstanding and the ability to draw up to $100.0 million against a revolving line of credit agreement with Wells Fargo Bank, National Association. Risks relating to our long-term indebtedness include:

•
requiring us to dedicate a portion of our cash flow from operations to payments on our currently existing or future indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•
limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate including, without limitation, restricting our ability and the ability of our subsidiaries to incur liens or enter into certain types of transactions such as sale and lease-back transactions; and

•	limiting our ability to borrow additional funds or to borrow funds at rates or on other terms we find acceptable.

Were any of the foregoing risks to occur, we may be unable to pay any indebtedness, including interest, when due, and may be required to curtail activities to comply with our obligations under the senior unsecured notes. If any of those things occur, our financial condition and results of operations may be adversely affected.

The risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, and above are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position or future results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of the Company each quarter after its review of our financial performance.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the first quarter of fiscal year 2016:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
March 29, 2015 to April 25, 2015	1,485,647	[3]	$54.33	1,485,010	1,226,042
April 26, 2015 to May 23, 2015	1,577,270	[4]	$55.10	1,557,754	5,668,288
May 24, 2015 to June 27, 2015	2,247,987	[5]	$56.43	2,090,020	3,578,268

1	On May 11, 2015 and May 21, 2015, the Board of Directors authorized new programs to repurchase 2,000,000 and 4,000,000 shares of our common stock, respectively.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	Includes 637 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

4	Includes 19,516 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

5	Includes 157,967 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

6	These shares reflect the available shares authorized for repurchase under the program.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated as of May 27, 2015, by and between Plantronics, Inc., Frederick Electronics Corporation and U.S. Bank National Association, as trustee	8-K	001-12696	4.1	6/3/2015

4.2	Form of Note for Plantronics, Inc.’s 5.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 hereto)	8-K	001-12696	4.2	6/3/2015

10.1	Amended and Restated Credit Agreement, dated as of May 15, 2015, by and between Plantronics, Inc. and Wells Fargo Bank, National Association.	8-K	001-12696	10.1	5/18/2015

10.2	Purchase Agreement, dated as of May 21, 2015, by and among Plantronics, Inc., Frederick Electronics Corp., and Morgan Stanley & Co. LLC, as representative of the several Initial Purchasers listed in Schedule I thereto.	8-K	001-12696	10.1	5/26/2015

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	July 27, 2015	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer