Form 10-Q
period 2015-09-26
PLANTRONICS INC /CA/
filed 2015-11-05
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number: 001-12696

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

As of November 4, 2015, 33,681,183 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$276,850	$304,836
Short-term investments	97,859	119,607
Accounts receivable, net	136,581	139,939
Inventory, net	56,676	57,760
Deferred tax assets	6,564	6,518
Other current assets	28,124	30,464
Total current assets	602,654	659,124
Long-term investments	107,590	81,132
Property, plant, and equipment, net	139,413	143,188
Goodwill and purchased intangibles, net	16,077	15,952
Other assets	10,308	7,791
Total assets	$876,042	$907,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,781	$43,172
Accrued liabilities	62,041	60,764
Total current liabilities	94,822	103,936
Long term debt, net of issuance costs	—	488,884
Long-term income taxes payable	12,984	12,574
Revolving line of credit	34,500	—
Other long-term liabilities	6,339	8,831
Total liabilities	$148,645	$614,225
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	783	792
Additional paid-in capital	717,848	746,207
Accumulated other comprehensive income	10,120	2,056
Retained earnings	209,960	238,098
Total stockholders' equity before treasury stock	938,711	987,153
Less: Treasury stock, at cost	(211,314)	(694,191)
Total stockholders' equity	727,397	292,962
Total liabilities and stockholders' equity	876,042	907,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2015	2014	2015
Net revenues	$215,805	$215,017	$432,467	$421,375
Cost of revenues	97,978	104,047	199,930	203,047
Gross profit	117,827	110,970	232,537	218,328
Operating expenses:
Research, development, and engineering	23,769	22,609	46,289	45,803
Selling, general, and administrative	60,350	54,296	116,779	109,974
Gain from litigation settlements	(4,150)	(31)	(6,150)	(907)
Total operating expenses	79,969	76,874	156,918	154,870
Operating income	37,858	34,096	75,619	63,458
Interest expense	(142)	(7,320)	(150)	(10,061)
Other non-operating income and (expense), net	(543)	(2,138)	485	(2,423)
Income before income taxes	37,173	24,638	75,954	50,974
Income tax expense	9,752	6,742	19,861	11,850
Net income	$27,421	$17,896	$56,093	$39,124

Earnings per common share:
Basic	$0.66	$0.53	$1.35	$1.09
Diluted	$0.65	$0.52	$1.32	$1.07

Shares used in computing earnings per common share:
Basic	41,765	33,590	41,692	35,796
Diluted	42,505	34,245	42,560	36,676

Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2015	2014	2015
Net income	$27,421	$17,896	$56,093	$39,124
Other comprehensive income (loss):
Foreign currency translation adjustments	11	563	74	551
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	3,023	(1,976)	3,096	(4,814)
Net (gains) losses reclassified into income for revenue hedges	289	(2,197)	1,159	(5,735)
Net (gains) losses reclassified into income for cost of revenue hedges	(104)	1,171	(212)	1,944
Net unrealized gains (losses) on cash flow hedges	3,208	(3,002)	4,043	(8,605)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	(42)	(126)	35	(208)

Aggregate income tax benefit (expense) of the above items	(43)	66	(79)	198
Other comprehensive income (loss)	3,134	(2,499)	4,073	(8,064)
Comprehensive income	$30,555	$15,397	$60,166	$31,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,093	$39,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,088	9,819
Amortization of debt issuance costs	—	483
Stock-based compensation	13,692	16,882
Excess tax benefit from stock-based compensation	(1,684)	(3,150)
Deferred income taxes	1,769	2,807
Provision for excess and obsolete inventories	565	1,084
Other operating activities	(1,104)	3,037
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(1,632)	(2,825)
Inventory, net	(5,119)	(2,166)
Current and other assets	(2,931)	(2,190)
Accounts payable	8,158	9,016
Accrued liabilities	(7,771)	671
Income taxes	2,907	(6,144)
Cash provided by operating activities	72,031	66,448
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	20,951	24,829
Proceeds from maturities of investments	81,275	40,405
Purchase of investments	(99,225)	(61,591)
Acquisition, net of cash acquired	(150)	—
Capital expenditures	(13,419)	(13,092)
Cash used for investing activities	(10,568)	(9,449)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(18,917)	(473,220)
Employees' tax withheld and paid for restricted stock and restricted stock units	(6,235)	(10,499)
Proceeds from issuances under stock-based compensation plans	11,424	9,071
Proceeds from revolving line of credit	—	155,749
Repayments of revolving line of credit	—	(190,249)
Proceeds from bonds issuance, net of issuance costs	—	488,401
Payment of cash dividends	(12,836)	(10,986)
Excess tax benefit from stock-based compensation	1,684	3,150
Cash used for financing activities	(24,880)	(28,583)
Effect of exchange rate changes on cash and cash equivalents	(1,058)	(430)
Net increase in cash and cash equivalents	35,525	27,986
Cash and cash equivalents at beginning of period	232,704	276,850
Cash and cash equivalents at end of period	$268,229	$304,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis consistent with the Company's March 31, 2015 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015, which was filed with the SEC on May 15, 2015.  The results of operations for the interim period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 2, 2016 and consists of 53 weeks. The Company's prior fiscal year ended on March 28, 2015 and consisted of 52 weeks.  The Company’s results of operations for the three and six months ended September 26, 2015 and September 27, 2014 both contain 13 and 26 weeks, respectively. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The Company is required to adopt the standard in the first quarter of its fiscal year ending March 31, 2018, but may elect to adopt earlier as permitted under the standard. The adoption is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. Under the new standard, revenue will be recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company is required to adopt the standard, as amended, in the first quarter of its fiscal year ending March 31, 2018 although, under the standard, it may adopt as early as the first quarter of its fiscal year ending March 31, 2017. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its results of operations, financial position, and cash flows.

In April 2015, the FASB issued additional guidance regarding fees paid in cloud computing arrangements. The guidance requires registrants to account for fees paid in a cloud computing arrangement that includes a software license element consistent with the acquisition of other software licenses. Cloud computing arrangements without software licenses are to be accounted for as a service contract. The Company is required to adopt the standard in the first quarter of its fiscal year ending March 31, 2017. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its results of operations, financial position, and cash flows.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of September 30, 2015 and March 31, 2015 (in thousands):

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$299,808	$—	$—	$299,808	$299,808	$—	$—
Level 1:
Mutual Funds	8,543	—	(484)	8,059	—	8,059	—
Money Market Funds	29	—	—	29	29	—	—
Subtotal	8,572	—	(484)	8,088	29	8,059	—
Level 2:
Government Agency Securities	78,315	46	(6)	78,355	—	42,449	35,906
Commercial Paper	23,759	11	(1)	23,769	4,999	18,770	—
Corporate Bonds	95,593	83	(121)	95,555	—	50,329	45,226
Subtotal	197,667	140	(128)	197,679	4,999	111,548	81,132

Total cash, cash equivalents and investments measured at fair value	$506,047	$140	$(612)	$505,575	$304,836	$119,607	$81,132

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$273,350	$—	$—	$273,350	$273,350	$—	$—
Level 1:
Mutual Funds	5,398	147	(25)	5,520	—	5,520	—
Level 2:
Government Agency Securities	89,875	37	(22)	89,890	—	43,024	46,866
Commercial Paper	17,574	10	—	17,584	3,500	14,084	—
Corporate Bonds	95,759	199	(3)	95,955	—	35,231	60,724
Subtotal	203,208	246	(25)	203,429	3,500	92,339	107,590

Total cash, cash equivalents and investments measured at fair value	$481,956	$393	$(50)	$482,299	$276,850	$97,859	$107,590

As of September 30, 2015 and March 31, 2015, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. For more information regarding the Company's deferred compensation plan, refer to Note 4, Deferred Compensation, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

The Company did not incur any material realized or unrealized gains or losses in the three and six months ended September 30, 2015 and 2014.

There were no transfers between fair value measurement levels during the three and six months ended September 30, 2015 and 2014.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, and Corporate Bonds, derivative foreign currency contracts, and long-term debt. The fair value of Level 2 investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads, and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value. The fair value of Level 2 derivative foreign currency contracts is determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities, refer to Note 11, Foreign Currency Derivatives, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q. The fair value of Level 2 long-term debt is determined based on inputs that were observable in the market, including the trading price of the notes when available. For more information regarding the Company's derivative assets and liabilities, refer to Note 7, Debt, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

4.     DEFERRED COMPENSATION

As of September 30, 2015, the Company held investments in mutual funds totaling $8.1 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $8.1 million at September 30, 2015. The fair value of debt and equity securities held in the rabbi trust at March 31, 2015 was $5.5 million. The total related deferred compensation liability at March 31, 2015 was $5.5 million.

The securities are classified as trading securities and are recorded on the Consolidated Balance Sheets under "Short-term investments". The liability is recorded on the Consolidated Balance Sheets under “Other long-term liabilities”.

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,	September 30,
(in thousands)	2015	2015
Accounts receivable	$159,397	$158,571
Provisions for returns	(6,194)	(6,423)
Provisions for promotions, rebates, and other	(15,401)	(10,817)
Provisions for doubtful accounts and sales allowances	(1,221)	(1,392)
Accounts receivable, net	$136,581	$139,939

Inventory, net:

	March 31,	September 30,
(in thousands)	2015	2015
Raw materials	$24,263	$24,757
Work in process	1,653	1,451
Finished goods	30,760	31,552
Inventory, net	$56,676	$57,760

Accrued Liabilities:

	March 31,	September 30,
(in thousands)	2015	2015
Employee compensation and benefits	$31,888	$20,688
Accrued interest on 5.50% Senior Notes	—	9,192
Warranty obligation	7,717	8,173
VAT/Sales tax payable	4,749	4,343
Accrued other	17,687	18,368
Accrued liabilities	$62,041	$60,764

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the six months ended September 30, 2015 and 2014 were as follows:

	Six Months Ended September 30,
(in thousands)	2014	2015
Warranty obligation at beginning of period	$7,965	$7,717
Warranty provision related to products shipped	5,200	4,520
Deductions for warranty claims processed	(4,482)	(4,257)
Adjustments related to preexisting warranties	(828)	193
Warranty obligation at end of period	$7,855	$8,173

6. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of September 30, 2015, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $161.0 million.

Other Guarantees and Obligations

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale of assets of a subsidiary, matters related to the Company's conduct of business and tax matters prior to the sale. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various triggering events relating to the sale and use of its products and services.  In addition, the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. The Company maintains director and officer liability insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these agreements due to the limited history of prior claims and the unique facts and circumstances involved in each particular claim. Such indemnification obligations might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the condensed consolidated financial statements.

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

During the quarter ended September 26, 2015, GN Netcom (“GN”) indicated that it intends to bring a motion for sanctions against Plantronics for spoliation of evidence.  There exists a reasonable possibility of the court issuing a sanction; however, the Company has not yet received a copy of GN’s motion or all other pertinent information relevant to GN’s anticipated motion for sanctions.  As such, the Company cannot reasonably estimate a loss or range of losses resulting from any such sanctions, which may or may not be material to the Company’s financial condition, results of operations, or cash flows.

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

7. DEBT

5.50% Notes

In May 2015, Plantronics issued $500.0 million aggregate principal amount of 5.50% senior notes (the “5.50% Senior Notes”). The 5.50% Senior Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The Company received net proceeds of $488.4 million from issuance of the 5.50% Senior Notes, net of issuance costs of $11.6 million which are being amortized to interest expense over the term of the 5.50% Senior Notes using the effective interest method.

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market , including the trading price of the 5.50% Senior Notes when available (Level 2). The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	March 31, 2015		September 30, 2015
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	—	—	503,750	488,884

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit Plantronics' ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of Plantronics’ subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of Plantronics and its subsidiaries to another person. As of September 30, 2015, the Company was in compliance with all covenants.

Revolving Credit Agreement

On May 15, 2015, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”). The Credit Agreement amended and restated the Company’s existing Credit Agreement, dated as of May 9, 2011, by and between the Company and Bank to provide for a $100.0 million unsecured revolving credit facility. The proceeds of loans under the Credit Agreement may be used to finance stock repurchases, and for general corporate purposes.

Revolving loans under the Credit Agreement will bear interest, at the Company’s election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Interest is payable quarterly in arrears on the first day of each April, July, October and January, commencing July 1, 2015. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2018. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears on the first day of each April, July, October and January, commencing July 1, 2015. The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of September 30, 2015 the Company had no outstanding borrowings under the line of credit. As of March 31, 2015 the Company had $34.5 million in outstanding borrowings under the line of credit.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things, covenants limiting the ability of the Company to incur debt, make capital expenditures, grant liens, merge or consolidate, and make investments. The Credit Agreement also requires the Company to comply with certain financial covenants, including (i) a maximum ratio of funded debt to EBITDA and (ii) a minimum EBITDA coverage ratio, in each case, tested as of each fiscal quarter and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. As of September 30, 2015, the Company was in compliance with all ratios and covenants.

8. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2014	2015	2014	2015
Cost of revenues	$668	$879	$1,203	$1,658

Research, development and engineering	2,115	2,619	3,866	4,978
Selling, general and administrative	4,604	5,334	8,623	10,246
Stock-based compensation included in operating expenses	6,719	7,953	12,489	15,224
Total stock-based compensation	7,387	8,832	13,692	16,882
Income tax benefit	(2,239)	(2,642)	(4,028)	(4,964)
Total stock-based compensation, net of tax	$5,148	$6,190	$9,664	$11,918

Stock Options

The following is a summary of the Company’s stock option activity during the six months ended September 30, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(in dollars)	(in years)	(in thousands)
Outstanding at March 31, 2015	1,558	$36.59
Options granted	156	$54.17
Options exercised	(197)	$30.98
Options forfeited or expired	(36)	$46.67
Outstanding at September 30, 2015	1,481	$38.95	4.0	$18,645
Vested or expected to vest at September 30, 2015	1,448	$38.68	3.9	$18,580
Exercisable at September 30, 2015	1,032	$34.39	3.1	$17,315

The total intrinsic value of options exercised during the six months ended September 30, 2015 and 2014 was $5.0 million and $5.9 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the six months ended September 30, 2015 was $6.1 million, net of taxes.

As of September 30, 2015, total unrecognized compensation cost related to unvested stock options was $3.8 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during the six months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2015	1,290	$42.67
Restricted stock granted	643	$55.04
Restricted stock vested	(546)	$41.76
Restricted stock forfeited	(49)	$46.01
Non-vested at September 30, 2015	1,338	$48.86

The weighted average grant-date fair value of awards of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the six months ended September 30, 2015 and 2014 was $55.04 and $45.05, respectively. The total fair value of restricted stock that vested during the six months ended September 30, 2015 and 2014 was $22.8 million and $15.0 million, respectively.

As of September 30, 2015, total unrecognized compensation cost related to unvested restricted stock was $48.9 million, which is expected to be recognized over a weighted average period of 1.9 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
Employee Stock Options	2014(1)	2015	2014	2015
Expected volatility	n/a	26.7%	28.4%	27.2%
Risk-free interest rate	n/a	1.4%	1.4%	1.3%
Expected dividend yield	n/a	1.1%	1.4%	1.1%
Expected life (in years)	n/a	4.2	4.2	4.2
Weighted-average grant date fair value	n/a	$12.02	$9.21	$11.54
ESPP
Expected volatility	24.8%	21.9%	24.8%	21.9%
Risk-free interest rate	0.1%	0.3%	0.1%	0.3%
Expected dividend yield	1.3%	1.1%	1.3%	1.1%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average grant date fair value	$10.13	$11.73	$10.13	$11.73

(1) No employee stock options were granted during the three months ended September 30, 2014.

9. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board-authorized programs during the six months ended September 30, 2015 and 2014 are discussed below. As of September 30, 2015, there remained 218,935 shares authorized for repurchase under a repurchase program approved by the Board on May 21, 2015 and there were no remaining shares authorized under previously approved programs.

In the six months ended September 30, 2015 and 2014, the Company repurchased 8,492,117 shares and 419,041 shares, respectively, of its common stock in the open market for a total cost of $473.2 million and $18.9 million, respectively, and at an average price per share of $55.72 and $45.14, respectively.

In addition, the Company withheld shares valued at $10.5 million and $6.2 million in the six months ended September 30, 2015, and 2014, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	March 31, 2015	September 30, 2015
Accumulated unrealized gain (loss) on cash flow hedges (1)	$5,593	$(2,867)
Accumulated foreign currency translation adjustments	4,363	4,914
Accumulated unrealized gain (loss) on investments	164	9
Accumulated other comprehensive income	$10,120	$2,056
(1)Refer to Note 11, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of September 30, 2015 and March 31, 2015.

11. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The Company does not purchase options for trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of September 30, 2015.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2015, the Company has International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of September 30, 2015 and March 31, 2015, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of our outstanding derivative contracts at the end of each period was as follows:

(in thousands)	March 31, 2015	September 30, 2015
Derivative Assets (recorded in 'Other current assets')
Non-designated hedges	$1,891	$1,202
Cash flow hedges	11,372	2,711
Total Derivative Assets	$13,263	$3,913

Derivative Liabilities (recorded in 'Other accrued liabilities')
Non-designated hedges	$1	$1
Cash flow hedges	3,913	4,941
Total Derivative Liabilities	$3,914	$4,942

Non-Designated Hedges

As of September 30, 2015, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at September 30, 2015:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€29,000	$32,472	Sell EUR	1 month
GBP		£5,500	$8,344	Sell GBP	1 month
AUD	A$	13,600	$9,530	Sell AUD	1 month
CAD	C$	2,300	$1,727	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in interest and other income, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2014	2015	2014	2015
Gain (loss) on foreign exchange contracts	$2,963	$1,276	$2,977	$148

Cash Flow Hedges

Costless Collars

The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. On a monthly basis, the Company enters into option contracts with a six to eleven month term.  Collar contracts are scheduled to mature at the beginning of each fiscal quarter, at which time the instruments convert to forward contracts. The Company also enters into cash flow forwards with a three month term. Once the hedged revenues are recognized, the forward contracts become non-designated hedges to protect the resulting foreign monetary asset position for the Company.

As of September 30, 2015, the Company had foreign currency option contracts of approximately €57.9 million and £21.1 million. As of March 31, 2015, the Company had foreign currency option contracts of approximately €67.9 million and £28.6 million. As of September 30, 2015, the Company had foreign currency forward contracts of approximately €7.0 million and £0.3 million.  As of March 31, 2015, the Company had no such instruments. The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. A loss of $3.6 million, net of tax, in AOCI as of September 30, 2015 is expected to be reclassified to cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures. As of September 30, 2015 and March 31, 2015, the Company had foreign currency swap contracts of approximately MXN 501.3 million and MXN 431.9 million, respectively.

The following table summarizes the notional value of the Company’s outstanding MXN cross-currency swaps and approximate USD Equivalent at September 30, 2015:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	501,320	$32,965	Buy MXN	Monthly over	23 months

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2014	2015	2014	2015
Gain (loss) included in AOCI as of beginning of period	$(607)	$102	$(1,442)	$5,705

Amount of gain (loss) recognized in OCI (effective portion)	3,023	(1,976)	3,096	(4,814)

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	(289)	2,197	(1,159)	5,735
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	104	(1,171)	212	(1,944)
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	(185)	1,026	(947)	3,791

Gain (loss) included in AOCI as of end of period	$2,601	$(2,900)	$2,601	$(2,900)

During the three and six months ended September 30, 2015 and 2014 the Company recognized an immaterial gain on the ineffective portion of its cash flow hedges, which is reported in interest and other income (expense), net in the condensed consolidated statements of operations.

12. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rate for the three and six months ended September 30, 2015 was 27.4% and 23.2% compared to 26.2% and 26.1% for the same period in the prior year.

The increase in the effective tax rate for the three months ended September 30, 2015 is due primarily to a shift of income away from the lower tax rate jurisdictions partially offset by the U.S. interest expense due to the 5.50% Senior Notes during the current period. The decrease in the effective tax rate for the six months ended September 30, 2015 is due primarily to lower domestic earnings resulting from the interest expense on the 5.50% Senior Notes and the favorable closure of a tax audit in the current year. The effective tax rates differ from the statutory rate due primarily to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in inter-company cost-sharing arrangements from its regulations. Accordingly, due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any associated benefit as of September 30, 2015. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of September 30, 2015 and March 31, 2015 were unrecognized tax benefits of $12.8 million, which would favorably impact the effective tax rate in future periods if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was $1.9 million and $1.8 million as of September 30, 2015 and March 31, 2015, respectively.  No penalties have been accrued.

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

13. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three and six month periods ending September 30, 2015 and 2014.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2014	2015	2014	2015
Numerator:
Net income	$27,421	$17,896	$56,093	$39,124

Denominator:
Weighted average common shares-basic	41,765	33,590	41,692	35,796
Dilutive effect of employee equity incentive plans	740	655	868	880
Weighted average common shares-diluted	42,505	34,245	42,560	36,676

Basic earnings per common share	$0.66	$0.53	$1.35	$1.09
Diluted earnings per common share	$0.65	$0.52	$1.32	$1.07

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	392	283	409	257

14. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.

The following table presents net revenues by product group for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2014	2015	2014	2015
Net revenues from unaffiliated customers:
Enterprise	$156,680	$160,468	$309,034	$312,225
Consumer	59,125	54,549	123,433	109,150
Total net revenues	$215,805	$215,017	$432,467	$421,375

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and six months ended September 30, 2015 and 2014. The following table presents net revenues by geography:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2014	2015	2014	2015
Net revenues from unaffiliated customers:
U.S.	$123,697	$123,803	$248,164	$241,381

Europe and Africa	49,558	51,718	100,820	101,825
Asia Pacific	28,264	28,219	55,233	54,734
Americas, excluding U.S.	14,286	11,277	28,250	23,435
Total international net revenues	92,108	91,214	184,303	179,994
Total net revenues	$215,805	$215,017	$432,467	$421,375

One customer, Ingram Micro Group, accounted for 10.9% of net revenues for the three months ended September 30, 2015. No customer accounted for more than 10% of net revenues for the six months ended September 30, 2015, or three and six months ended September 30, 2014.

No customer accounted for more than 10% of net accounts receivable at September 30, 2015. One customer, D&H Distributing, accounted for 11.1% of total net accounts receivable at March 31, 2015.

15. SUBSEQUENT EVENTS

On November 5, 2015, the Company announced that the Audit Committee had declared and approved the payment of a dividend of $0.15 per share on December 10, 2015 to holders of record on November 20, 2015.

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

Compared to the prior year quarter, net revenues decreased 0.4% to $215.0 million. Operating profit decreased 9.9% to $34.1 million, due primarily to the adverse impact of fluctuations in foreign currency exchange rates on net revenues, compounded by the effect of a non-recurring, favorable litigation settlement in the year ago quarter, and an unfavorable adjustment to our customer discount reserve for channel inventory recorded in the current quarter. The fluctuations in foreign currency exchange rates that negatively impacted our net revenues favorably impacted our operating expenses, although to a lesser degree.

We delivered $17.9 million in net income, representing approximately 8.3% of our net revenues. The decrease in revenues was driven largely by lower revenues within our Consumer product category, which declined 7.7% from the year ago period. Revenues from our Enterprise product category were up slightly compared to the year ago quarter.

Compared to the other foreign currencies in which we sell, a stronger U.S. Dollar ("USD") decreased net revenues by approximately $8.3 million and $16.2 million, net of the effects of hedging, in the three and six months ended September 30, 2015, respectively, compared to the same periods a year ago. We generate approximately 40% of our revenues from international sales; therefore, the impact of currency movements on our net revenues can be significant. In addition, in some international locations where we sell in U.S. Dollars we also face additional pricing pressure, discounting, and lost business as the stronger dollar negatively impacts buying decisions. In fiscal year 2016, our revenues may be materially affected by the high level of uncertainty surrounding exchange rate fluctuations as well as the global economy and consumer spending. We continually work to offset currency movements through hedging strategies designed to minimize the volatility of results and dampen large fluctuations. However, significant and sustained currency moves cannot be managed by hedges alone.

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

Looking forward to the remainder of fiscal year 2016, UC continues to be our primary focus area. With the vast majority of the UC opportunity still ahead of us, we believe we are in the beginning stage of a potentially long period of growth. We believe UC represents our key long-term driver of revenue and profit growth, as we anticipate UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration. Growth of UC will increase overall headset adoption in enterprise environments, and we expect most of the growth in our Enterprise product category over the next five years to come from headsets designed for UC. While we remain cautious about the macroeconomic environment and the fact that the UC opportunity has not matured as quickly as we initially anticipated, we will continue investing prudently in our long-term growth opportunities. We will continue focusing on innovative product development through our core research and development efforts. UC will also remain the central focus of our sales force, marketing group, and other customer service and support teams as we continue investing in key strategic alliances and integrations with major UC vendors.  We believe we have an excellent position in the Enterprise and Consumer markets and a well-deserved reputation for quality and service that we will continually strive to earn through ongoing investment and strong execution.

RESULTS OF OPERATIONS

NET REVENUES

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands, except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Net revenues from unaffiliated customers:
Enterprise	$156,680	$160,468	$3,788	2.4%	$309,034	$312,225	$3,191	1.0%
Consumer	59,125	54,549	(4,576)	(7.7)%	123,433	109,150	(14,283)	(11.6)%
Total net revenues	$215,805	$215,017	$(788)	(0.4)%	$432,467	$421,375	$(11,092)	(2.6)%

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

Compared to the other foreign currencies in which we sell, a stronger U.S. Dollar ("USD") decreased net revenues by approximately $8.3 million and $16.2 million, net of the effects of hedging, in the three and six months ended September 30, 2015, respectively, compared to the same periods a year ago. These decreases impacted our consolidated year on year growth rate for the three and six months ended September 30, 2015 by 3.8% and 3.7%, respectively. The impact to our Enterprise product category for the three and six months ended September 30, 2015 was $5.7 million and $11.4 million, respectively, which impacted growth rates by 3.7% for both the three and six months ended September 30, 2015. The impact to our Consumer product category for the three and six months ended September 30, 2015 was $2.5 million and $4.8 million, respectively, which impacted growth rates by 4.2% and 3.9%, respectively.

Net revenues decreased in the three and six months ended September 30, 2015 over the same periods a year ago due primarily to lower revenues within our Consumer product category, driven by reductions in sales volumes in our mono Bluetooth category as the category continues to decline driven in part by smaller shelf space allocated to the category in favor of the faster growing Stereo Bluetooth category. While we have been building our stereo portfolio over the last several years, it is not yet as robust as our mono Bluetooth portfolio of products. As a result of these market changes, we have reduce the amount we expect to invest in non-premium mono Bluetooth portfolio while shifting that investment toward additional Stereo Bluetooth products.

The unit volumes in our Stereo Bluetooth category were flat compared to the year ago period as certain products approached the end of their life cycles. While our Consumer product launches during the quarter included the BackBeat Sense for the fast-growing Stereo Bluetooth category as well as multiple gaming headsets, these products launched midway through the quarter and we did not realize the benefit of a full quarter's worth of orders. We anticipate that these new products and other planned investments in the Consumer category will allow us to better compete in these consumer product categories as they continue to expand. These decreases were partially offset by slightly higher revenues from our Enterprise products, driven by an increase in our UC product category offset by small decreases in our traditional office and contact center products.

Geographic Information

	Three Months Ended September 30,		Increase		Six Months Ended September 30,		Increase
(in thousands, except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$123,697	$123,803	$106	0.1%	$248,164	$241,381	$(6,783)	(2.7)%
As a percentage of net revenues	57.3%	57.6%			57.4%	57.3%
Europe and Africa	49,558	51,718	2,160	4.4%	100,820	101,825	1,005	1.0%
Asia Pacific	28,264	28,219	(45)	(0.2)%	55,233	54,734	(499)	(0.9)%
Americas, excluding U.S.	14,286	11,277	(3,009)	(21.1)%	28,250	23,435	(4,815)	(17.0)%
Total international net revenues	92,108	91,214	(894)	(1.0)%	184,303	179,994	(4,309)	(2.3)%
As a percentage of net revenues	42.7%	42.4%			42.6%	42.7%
Total net revenues	$215,805	$215,017	$(788)	(0.4)%	$432,467	$421,375	$(11,092)	(2.6)%

Compared to the same period in the prior year, U.S. net revenues increased in the three months ended September 30, 2015 due to improved Enterprise product sales, driven by an increase in UC as IT departments resumed their Skype for Business deployments. This increase was partially offset by a reduction in Consumer product revenues, driven primarily by a decrease in our Mono Bluetooth product revenues. For the three months ended September 30, 2015, year on year exchange rate fluctuations in foreign currencies in which we sell decreased net revenues by $8.3 million. This decrease impacted our Europe and Africa region by $4.7 million, our Asia Pacific region by $3.0 million, and our Americas region (excluding U.S.) by $0.6 million. These decreases translate to year on year growth rate impacts of 9%, 11%, and 1%, respectively.

In the six months ended September 30, 2015, U.S. net revenues decreased mainly as the result of decline in the Consumer category, driven primarily by a decrease in our Mono Bluetooth product revenues, partially offset by an increase in Enterprise net revenues, as a result of growth in UC. International net revenues decreased due primarily to our Enterprise category, driven mainly by a contraction in our traditional office and contact center products, partially offset by growth in UC due to continued adoption of Unified Communications solutions. International Consumer net revenues also decreased slightly with the majority of the decrease coming in Mono Bluetooth products.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, charge for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Net revenues	$215,805	$215,017	$(788)	(0.4)%	$432,467	$421,375	$(11,092)	(2.6)%
Cost of revenues	97,978	104,047	6,069	6.2%	199,930	203,047	3,117	1.6%
Gross profit	$117,827	$110,970	$(6,857)	(5.8)%	$232,537	$218,328	$(14,209)	(6.1)%
Gross profit %	54.6%	51.6%			53.8%	51.8%

As a percentage of net revenues, gross profit decreased in the three and six months ended September 30, 2015, compared to the respective prior year periods due primarily to the weakening of foreign currencies relative to the USD, which has negatively impacted margins on our international product sales. This was compounded by the effects of an adjustment to our customer discount reserve for channel inventory and a product mix shift within Enterprise toward more UC sales, which carries lower margins than our non-UC Enterprise products. These unfavorable items were partially offset by a shift in product mix from Consumer to Enterprise.

For the three months ended September 30, 2015, the customer reserve adjustment reduced our gross profit as a percentage of net revenues by 80 basis points. Without this adjustment, our gross profit as a percentage of net revenues for the three months ended September 30, 2015 would have been 52.4%.

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

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Research, development, and engineering	$23,769	$22,609	$(1,160)	(4.9)%	$46,289	$45,803	$(486)	(1.0)%
% of net revenues	11.0%	10.5%			10.7%	10.9%

During the three and six months ended September 30, 2015, research, development, and engineering expenses decreased compared to the same prior year periods due primarily to lower variable compensation expense due to lower profitability and a favorable impact due to foreign currency fluctuations. These items were partially offset by higher equity-based compensation expense resulting from restricted stock grants made after May 2013, which vest over three years, compared to restricted stock grants made prior to May 2013, which vest over four years.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Selling, general, and administrative	$60,350	$54,296	$(6,054)	(10.0)%	$116,779	$109,974	$(6,805)	(5.8)%
% of net revenues	28.0%	25.3%			27.0%	26.1%

Compared to the same period a year ago, selling, general, and administrative expenses decreased in the three and six months ended September 30, 2015 due primarily to a favorable impact due to foreign currency fluctuations, lower variable compensation expense due to lower profitability, and lower litigation expenses. These decreases were partially offset by higher equity-based compensation expense resulting from the shorter vesting schedule of restricted stock grants made after May 2013 compared to restricted stock grants made prior to May 2013.
INTEREST EXPENSE

Interest expense of $7.3 million and $10.1 million for the three and six months ended September 30, 2015, respectively, was primarily related to the 5.50% Senior Notes and included an immaterial amount in amortization of debt issuance costs. Interest expense for the three and six months ended September 30, 2014 was immaterial and did not include such costs.

INCOME TAX EXPENSE

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Income before income taxes	$37,173	$24,638	$(12,535)	(33.7)%	$75,954	$50,974	$(24,980)	(32.9)%
Income tax expense	9,752	6,742	(3,010)	(30.9)%	19,861	11,850	(8,011)	(40.3)%
Net income	$27,421	$17,896	$(9,525)	(34.7)%	$56,093	$39,124	$(16,969)	(30.3)%
Effective tax rate	26.2%	27.4%			26.1%	23.2%

Our effective tax rate for the three and six months ended September 30, 2015 was 27.4% and 23.2%, respectively, compared to 26.2% and 26.1%, respectively, in the same prior year periods. The increase in the effective tax rate for the three months ended September 30, 2015 is due primarily to a shift of income away from the lower tax rate jurisdictions partially offset by the U.S. interest expense due to the 5.50% Senior Notes during the current period. The decrease in the effective tax rate for the six months ended September 30, 2015 is due primarily to lower domestic earnings resulting from the interest expense on the 5.50% Senior Notes and the favorable closure of a tax audit in the current year.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in inter-company cost-sharing arrangements from its regulations. Accordingly, due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any associated benefit as of September 30, 2015. We will continue to monitor ongoing developments and potential impacts to our financial statements.

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

FINANCIAL CONDITION

The table below provides a summary of our condensed consolidated cash flow information for the periods presented:

	Six Months Ended
	September 30,
(in thousands)	2014	2015	Change
Net cash provided by operating activities	$72,031	$66,448	$(5,583)
Net cash used for investing activities	(10,568)	(9,449)	1,119
Net cash used for financing activities	(24,880)	(28,583)	(3,703)
Effect of exchange rate changes on cash and cash equivalents	(1,058)	(430)	628
Net increase in cash and cash equivalents	$35,525	$27,986	$(7,539)

Our primary source of liquidity is cash provided by operating activities and, on occasion, financing obtained from capital markets. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues and operating expenses, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.  During the six months ended September 30, 2015, we obtained $488.4 million from debt financing compared to no such transactions in the year ago period. A portion of the proceeds were used to repay all outstanding amounts under the revolving line of credit agreement. The remainder of the proceeds are available for share repurchases and general corporate purposes. As of September 30, 2015, we had revolving credit facilities available that provide for up to $100.0 million of additional financing. The credit facility expires in May 2018.

Operating Activities

Net cash provided by operating activities during the six months ended September 30, 2015 decreased from the same prior year period primarily due to lower net income after adjusting for non-cash items and an increase in pre-paid income taxes, which was driven by the timing of payments made during the first six months of fiscal 2016 compared to the same prior year period. These decreases were partially offset by an increase in accrued liabilities primarily driven by the accrued interest expense on the 5.50% Senior Notes which is paid twice annually in November and May but were not present in the first half of fiscal year 2015.

Investing Activities

Net cash used for investing activities during the six months ended September 30, 2015 decreased from the same prior year period due primarily to lower capital expenditures. Cash used for investing activities for the period ended September 30, 2015 does not include approximately $0.6 million of capital expenditures as the corresponding accruals were included within accounts payable at September 30, 2015 and therefore did not have an impact on cash flows for the period.

We estimate total capital expenditures for fiscal year 2016 will be approximately $30.0 million to $35.0 million related to costs associated with the purchase and related construction of a new smarter working office for our European headquarters in the Netherlands as well as costs associated with building and leasehold improvements at our U.S. headquarters, the implementation of a manufacturing execution system at our facility in Mexico, and other IT-related expenditures. The remainder of the anticipated capital expenditures for fiscal year 2016 consist primarily of capital investment in our manufacturing capabilities, including tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may require us to obtain additional financing or make additional capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities during the six months ended September 30, 2015 increased from the same prior year period.  This increase was driven by net proceeds received from issuance of the 5.50% Senior Notes partially offset by an increase in the level of common stock repurchases.

On November 5, 2015, we announced that our Audit Committee of the Board ("the Audit Committee") had declared a cash dividend of $0.15 per share, payable on December 10, 2015 to stockholders of record at the close of business on November 20, 2015.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  As a result of the issuance of the 5.50% Senior Notes, we will have contractually required interest payments of approximately $13.8 million each November and May through the life of the notes.

At September 30, 2015, we had working capital of $555.2 million, including $424.4 million of cash, cash equivalents and short-term investments, compared with working capital of $507.8 million, including $374.7 million of cash, cash equivalents and short-term investments at March 31, 2015.

Our cash and cash equivalents as of September 30, 2015 consisted of bank deposits with third party financial institutions and Commercial Paper.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of September 30, 2015, of our $424.4 million of cash, cash equivalents, and short-term investments, $19.8 million was held domestically while $404.6 million was held by foreign subsidiaries, approximately 90% of which were based in U.S. dollar-denominated investments. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to permanently reinvest earnings from foreign operations and our current plans do not require us to repatriate earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of September 30, 2015, our investments were composed of Mutual Funds, Money Market Funds, Government Agency Securities, Commercial Paper, and Corporate Bonds.

From time to time, depending on market conditions, our Board has authorized plans under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions. During the first six months of fiscal year 2016, we repurchased 8,492,117 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $473.2 million, with an average price of $55.72 per share. In addition, we withheld 188,668 shares with a total value of $10.5 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of September 30, 2015, there remained 218,935 shares authorized for repurchase under the stock repurchase program approved by the Board on May 21, 2015. For more information regarding our stock repurchase programs, refer to Note 9, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

In May 2015, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”). The Credit Agreement amends and restates our existing Credit Agreement, dated as May 2011. The Credit Agreement provides for a $100.0 million unsecured revolving credit facility to augment our financial flexibility. Our obligations under the Credit Agreement are required to be guaranteed by the Company’s domestic subsidiaries, subject to certain exceptions.

Revolving loans under the Credit Agreement will bear interest, at our election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 2018. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears. The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of September 30, 2015 the Company had no outstanding borrowings under the line of credit. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and,

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

In addition, we and our subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. As of September 30, 2015, we were in compliance with all ratios and covenants by a substantial margin.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of September 30, 2015 and March 31, 2015, we had off-balance sheet consigned inventories of $41.1 million and $33.4 million, respectively.

Our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015 have changed due to the issuance of the 5.50% Senior Notes and repayment of all outstanding amounts under the revolving line of credit agreement.

Unconditional Purchase Obligations

We utilize several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of September 30, 2015, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $161.0 million, including off-balance sheet consigned inventories of $41.1 million as discussed above.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on May 15, 2015.  There have been no changes to our critical accounting estimates during the six months ended September 30, 2015.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. We are required to adopt the standard in the first quarter of our fiscal year ending March 31, 2018, but may elect to adopt earlier as permitted under the standard. The adoption is not expected to have a material impact on our results of operations, financial position, or cash flows.

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. Under the new standard, revenue will be recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are required to adopt the standard, as amended, in the first quarter of our fiscal year ending March 31, 2018 although, under the standard, we may adopt as early as the first quarter of our fiscal year ending March 31, 2017. We are currently evaluating what impact, if any, the adoption of this standard will have on our results of operations, financial position, and cash flows.

In April 2015, the FASB issued additional guidance regarding fees paid in cloud computing arrangements. The guidance requires registrants to account for fees paid in a cloud computing arrangement that includes a software license element consistent with the acquisition of other software licenses. Cloud computing arrangements without software licenses are to be accounted for as a service contract. We are required to adopt the standard in the first quarter of our fiscal year ending March 31, 2017. We are currently evaluating what impact, if any, the adoption of this standard will have on our results of operations, financial position, and cash flows.

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

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	March 31, 2015	September 30, 2015
Cash and cash equivalents	$276.9	$304.8
Short-term investments	$97.9	$119.6
Long-term investments	$107.6	$81.1

As of September 30, 2015, our investments were composed of Mutual Funds, Money Market Funds, Government Agency Securities, Commercial Paper, and Corporate Bonds.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized gains or losses were recognized during the three and six months ended September 30, 2015 and 2014.

Interest rates were relatively unchanged in the three and six months ended September 30, 2015 compared to the same period in the prior year. During the three and six month period ended September 30, 2015, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no significant interest expense from our revolving line of credit. The 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

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

We experienced $1.8 million and $2.4 million in net foreign currency losses in the three and six months ended September 30, 2015, respectively, compared to an immaterial net foreign currency loss and immaterial net foreign currency gain in the three and six months ended September 30, 2014, respectively. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of September 30, 2015 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$32.5	$3.2	$(3.2)
GBP	Sell GBP	$8.3	$0.8	$(0.8)
AUD	Sell AUD	$9.5	$1.0	$(1.0)
CAD	Sell CAD	$1.7	$0.2	$(0.2)

Cash Flow Hedges

In the six months ended September 30, 2015, approximately 42.7% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of September 30, 2015, we had foreign currency put and call option contracts with notional amounts of approximately €57.9 million and £21.1 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $7.9 million or incur a loss of $7.1 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of September 30, 2015 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$102.7	$0.8	$(4.6)
Put options	$94.9	$7.1	$(2.5)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of September 30, 2015, we had cross-currency swap contracts with notional amounts of approximately MXN 501.3 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of September 30, 2015 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$33.0	$(2.5)	$3.1

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on May 15, 2015, and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015, filed with the SEC on July 27, 2015, which could materially affect our business, financial position or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position or future results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of the Company each quarter after its review of our financial performance.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the second quarter of fiscal year 2016:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
June 28, 2015 to July 25, 2015	1,710,773	[3]	$56.74	1,708,016	1,870,252
July 26, 2015 to August 22, 2015	1,078,755	[4]	$56.94	1,073,309	796,943
August 23, 2015 to September 26, 2015	580,353	[5]	$53.18	578,008	218,935

1	On May 21, 2015, the Board of Directors authorized a new program to repurchase 4,000,000 shares of our common stock.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	Includes 2,757 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

4	Includes 5,446 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

5	Includes 2,345 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

6	These shares reflect the available shares authorized for repurchase under the program.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Amended and Restated Plantronics, Inc. 2003 Stock Plan	8-K	001-12696	10.1	8/3/2015

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	November 5, 2015	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer