Form 10-Q
period 2015-12-26
PLANTRONICS INC /CA/
filed 2016-02-01
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2015

or

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

As of January 29, 2016, 33,651,309 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2015	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$276,850	$219,091
Short-term investments	97,859	166,257
Accounts receivable, net	136,581	136,402
Inventory, net	56,676	55,650
Deferred tax assets	6,564	6,548
Other current assets	28,124	28,403
Total current assets	602,654	612,351
Long-term investments	107,590	135,164
Property, plant, and equipment, net	139,413	145,349
Goodwill and purchased intangibles, net	16,077	15,890
Other assets	10,308	8,767
Total assets	$876,042	$917,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,781	$39,738
Accrued liabilities	62,041	63,161
Total current liabilities	94,822	102,899
Long term debt, net of issuance costs	—	489,246
Long-term income taxes payable	12,984	12,219
Revolving line of credit	34,500	—
Other long-term liabilities	6,339	9,730
Total liabilities	$148,645	$614,094
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	$783	$792
Additional paid-in capital	717,848	754,918
Accumulated other comprehensive income	10,120	2,432
Retained earnings	209,960	249,338
Total stockholders' equity before treasury stock	938,711	1,007,480
Less: Treasury stock, at cost	(211,314)	(704,053)
Total stockholders' equity	727,397	303,427
Total liabilities and stockholders' equity	$876,042	$917,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2015	2014	2015
Net revenues	$231,781	$225,735	$664,248	$647,110
Cost of revenues	111,865	116,219	311,795	319,266
Gross profit	119,916	109,516	352,453	327,844
Operating expenses:
Research, development, and engineering	22,991	20,811	69,280	66,614
Selling, general, and administrative	57,977	53,715	174,756	163,689
Gain from litigation settlements	(1,666)	(91)	(7,816)	(998)
Restructuring and other related charges	—	8,433	—	8,433
Total operating expenses	79,302	82,868	236,220	237,738
Operating income	40,614	26,648	116,233	90,106
Interest expense	(59)	(7,217)	(209)	(17,278)
Other non-operating income and (expense), net	(1,959)	398	(1,474)	(2,025)
Income before income taxes	38,596	19,829	114,550	70,803
Income tax expense	8,212	3,541	28,073	15,391
Net income	$30,384	$16,288	$86,477	$55,412

Earnings per common share:
Basic	$0.73	$0.50	$2.07	$1.60
Diluted	$0.71	$0.49	$2.03	$1.56

Shares used in computing earnings per common share:
Basic	41,901	32,579	41,780	34,723
Diluted	42,700	33,259	42,674	35,588

Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2015	2014	2015
Net income	$30,384	$16,288	$86,477	$55,412
Other comprehensive income (loss):
Foreign currency translation adjustments	54	34	128	585
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	508	1,330	3,604	(3,484)
Net (gains) losses reclassified into income for revenue hedges	(1,220)	(1,739)	(61)	(7,474)
Net (gains) losses reclassified into income for cost of revenue hedges	63	1,238	(149)	3,182
Net unrealized gains (losses) on cash flow hedges	(649)	829	3,394	(7,776)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	(258)	(637)	(223)	(845)

Aggregate income tax benefit (expense) of the above items	66	150	(13)	348
Other comprehensive income (loss)	(787)	376	3,286	(7,688)
Comprehensive income	$29,597	$16,664	$89,763	$47,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,477	$55,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,975	14,838
Amortization of debt issuance costs	—	845
Stock-based compensation	21,122	24,599
Excess tax benefit from stock-based compensation	(2,988)	(3,300)
Deferred income taxes	1,654	2,185
Provision for excess and obsolete inventories	992	1,319
Non-cash restructuring charges	—	8,433
Other operating activities	484	5,896
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(18,479)	1,279
Inventory, net	(920)	(352)
Current and other assets	(4,680)	(264)
Accounts payable	2,395	5,744
Accrued liabilities	3,464	(3,841)
Income taxes	(3,120)	(8,770)
Cash provided by operating activities	100,376	104,023
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	72,564	56,890
Proceeds from maturities of investments	102,175	51,895
Purchase of investments	(172,757)	(206,110)
Acquisition, net of cash acquired	(150)	—
Capital expenditures	(19,214)	(20,977)
Cash used for investing activities	(17,382)	(118,302)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(27,443)	(482,776)
Employees' tax withheld and paid for restricted stock and restricted stock units	(7,306)	(10,804)
Proceeds from issuances under stock-based compensation plans	17,821	9,854
Proceeds from revolving line of credit	—	155,749
Repayments of revolving line of credit	—	(190,249)
Proceeds from bonds issuance, net of issuance costs	—	488,401
Payment of cash dividends	(19,296)	(16,034)
Excess tax benefit from stock-based compensation	2,988	3,300
Cash used for financing activities	(33,236)	(42,559)
Effect of exchange rate changes on cash and cash equivalents	(2,112)	(921)
Net increase (decrease) in cash and cash equivalents	47,646	(57,759)
Cash and cash equivalents at beginning of period	232,704	276,850
Cash and cash equivalents at end of period	$280,350	$219,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis consistent with the Company's March 31, 2015 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015, which was filed with the SEC on May 15, 2015.  The results of operations for the interim period ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 2, 2016 and consists of 53 weeks. The Company's prior fiscal year ended on March 28, 2015 and consisted of 52 weeks.  The Company’s results of operations for the three and nine months ended December 26, 2015 and December 27, 2014 both contain 13 and 39 weeks, respectively. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding the recognition and measurement of financial assets and liabilities. Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company is required to adopt the standard in the first quarter of its fiscal year ending March 31, 2019, but may elect to adopt earlier as permitted under the standard. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its results of operations, financial position, and cash flows.

In November 2015, the FASB issued additional guidance on balance sheet classification of deferred taxes as part of its simplification initiative. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company is required to adopt the standard in the first quarter of its fiscal year ending March 31, 2018, but currently plans to early adopt the guidance on a prospective basis effective the fourth quarter of its fiscal year ending March 31, 2016. The new guidance may impact the Company's balance sheet presentation and working capital, but is not expected to have a material impact on the Company's results of operations or cash flows.

In July 2015, the FASB issued additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The Company is required to adopt the standard in the first quarter of its fiscal year ending March 31, 2018, but may elect to adopt earlier as permitted under the standard. The adoption is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

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

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of December 31, 2015 and March 31, 2015 (in thousands):

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$209,379	$—	$—	$209,379	$209,379	$—	$—
Level 1:
Mutual Funds	9,497	1	(546)	8,952	—	8,952	—
US Treasury Notes	39,822	—	(96)	39,726	4,006	16,000	19,720
Subtotal	49,319	1	(642)	48,678	4,006	24,952	19,720
Level 2:
Government Agency Securities	70,680	1	(178)	70,503	—	20,919	49,584
Commercial Paper	40,196	—	—	40,196	4,199	35,702	295
Corporate Bonds	143,139	22	(375)	142,786	—	77,221	65,565
Certificates of Deposits ("CDs")	8,970	—	—	8,970	1,507	7,463	—
Subtotal	262,985	23	(553)	262,455	5,706	141,305	115,444

Total cash, cash equivalents and investments measured at fair value	$521,683	$24	$(1,195)	$520,512	$219,091	$166,257	$135,164

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$273,350	$—	$—	$273,350	$273,350	$—	$—
Level 1:
Mutual Funds	5,398	147	(25)	5,520	—	5,520	—
Level 2:
Government Agency Securities	89,875	37	(22)	89,890	—	43,024	46,866
Commercial Paper	17,574	10	—	17,584	3,500	14,084	—
Corporate Bonds	95,759	199	(3)	95,955	—	35,231	60,724
Subtotal	203,208	246	(25)	203,429	3,500	92,339	107,590

Total cash, cash equivalents and investments measured at fair value	$481,956	$393	$(50)	$482,299	$276,850	$97,859	$107,590

As of December 31, 2015 and March 31, 2015, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. For more information regarding the Company's deferred compensation plan, refer to Note 4, Deferred Compensation, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

The Company did not incur any material realized or unrealized gains or losses in the three and nine months ended December 31, 2015 and 2014.

There were no transfers between fair value measurement levels during the three and nine months ended December 31, 2015 and 2014.

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

Level 1
The Company's Level 1 financial assets consist of Mutual Funds and US Treasury Notes. The fair value of Level 1 financial instruments is measured based on the quoted market price of identical securities.

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs"), derivative foreign currency contracts, and long-term debt. The fair value of Level 2 investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads, and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value. The fair value of Level 2 derivative foreign currency contracts is determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities, refer to Note 12, Foreign Currency Derivatives, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q. The fair value of Level 2 long-term debt is determined based on inputs that were observable in the market, including the trading price of the notes when available. For more information regarding the Company's long-term debt, refer to Note 7, Debt, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

4.     DEFERRED COMPENSATION

As of December 31, 2015, the Company held investments in mutual funds totaling $9.0 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $9.0 million at December 31, 2015. The fair value of debt and equity securities held in the rabbi trust at March 31, 2015 was $5.5 million. The total related deferred compensation liability at March 31, 2015 was $5.5 million.

The securities are classified as trading securities and are recorded on the Consolidated Balance Sheets under "Short-term investments". The liability is recorded on the Consolidated Balance Sheets under “Other long-term liabilities”.

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,	December 31,
(in thousands)	2015	2015
Accounts receivable	$159,397	$170,912
Provisions for returns	(6,194)	(7,708)
Provisions for promotions, rebates, and other	(15,401)	(26,134)
Provisions for doubtful accounts and sales allowances	(1,221)	(668)
Accounts receivable, net	$136,581	$136,402

Inventory, net:

	March 31,	December 31,
(in thousands)	2015	2015
Raw materials	$24,263	$26,872
Work in process	1,653	1,632
Finished goods	30,760	27,146
Inventory, net	$56,676	$55,650

Accrued Liabilities:

	March 31,	December 31,
(in thousands)	2015	2015
Employee compensation and benefits	$31,888	$22,133
Accrued interest on 5.50% Senior Notes	—	3,098
Warranty obligation	7,717	8,721
VAT/Sales tax payable	4,749	4,298
Restructuring and other related charges(1)	—	8,433
Accrued other	17,687	16,478
Accrued liabilities	$62,041	$63,161
(1) Refer to Note 9, Restructuring and Other Related Charges, for more information on the Company's restructuring activity.

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the nine months ended December 31, 2015 and 2014 were as follows:

	Nine Months Ended December 31,
(in thousands)	2014	2015
Warranty obligation at beginning of period	$7,965	$7,717
Warranty provision related to products shipped	7,880	6,942
Deductions for warranty claims processed	(6,960)	(6,490)
Adjustments related to preexisting warranties	(561)	552
Warranty obligation at end of period	$8,324	$8,721

6. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of December 31, 2015, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $139.7 million.

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

During the quarter ended December 26, 2015, 2015, GN Netcom (“GN”) and the Company  commenced the briefing on a motion for sanctions against Plantronics for spoliation of evidence. The briefing was concluded in early January. A court date for a hearing on the motion for sanctions has not yet been scheduled. There exists a reasonable possibility of the court issuing a sanction; however, the Company has not yet received any pertinent information relevant to the monetary amounts to be claimed by GN in their motion for sanctions.  As such, the Company cannot reasonably estimate a loss or range of losses resulting from any such sanctions, which may or may not be material to the Company’s financial condition, results of operations, or cash flows.

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

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2). The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	March 31, 2015		December 31, 2015
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	—	—	500,000	489,246

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit Plantronics' ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of Plantronics’ subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of Plantronics and its subsidiaries to another person. As of December 31, 2015, the Company was in compliance with all covenants.

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

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of December 31, 2015 the Company had no outstanding borrowings under the line of credit. As of March 31, 2015 the Company had $34.5 million in outstanding borrowings under the line of credit.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things, covenants limiting the ability of the Company to incur debt, make capital expenditures, grant liens, merge or consolidate, and make investments. The Credit Agreement also requires the Company to comply with certain financial covenants, including (i) a maximum ratio of funded debt to EBITDA and (ii) a minimum EBITDA coverage ratio, in each case, tested as of each fiscal quarter and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. As of December 31, 2015, the Company was in compliance with all ratios and covenants.

8. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2015	2014	2015
Cost of revenues	$685	$811	$1,888	$2,469

Research, development and engineering	2,068	2,286	5,934	7,264
Selling, general and administrative	4,677	4,620	13,300	14,866
Stock-based compensation included in operating expenses	6,745	6,906	19,234	22,130
Total stock-based compensation	7,430	7,717	21,122	24,599
Income tax benefit	(2,188)	(2,238)	(6,216)	(7,202)
Total stock-based compensation, net of tax	$5,242	$5,479	$14,906	$17,397

Stock Options

The following is a summary of the Company’s stock option activity during the nine months ended December 31, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(in dollars)	(in years)	(in thousands)
Outstanding at March 31, 2015	1,558	$36.59
Options granted	287	$53.55
Options exercised	(224)	$30.79
Options forfeited or expired	(36)	$46.66
Outstanding at December 31, 2015	1,585	$40.25	4.0	$14,910
Vested or expected to vest at December 31, 2015	1,544	$39.95	3.9	$14,881
Exercisable at December 31, 2015	1,091	$35.52	3.1	$14,279

The total intrinsic value of options exercised during the nine months ended December 31, 2015 and 2014 was $5.6 million and $11.6 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the nine months ended December 31, 2015 was $6.9 million, net of taxes.

As of December 31, 2015, total unrecognized compensation cost related to unvested stock options was $4.5 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during the nine months ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2015	1,290	$42.67
Restricted stock granted	656	$54.98
Restricted stock vested	(561)	$41.77
Restricted stock forfeited	(65)	$46.66
Non-vested at December 31, 2015	1,320	$48.98

The weighted average grant-date fair value of awards of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the nine months ended December 31, 2015 and 2014 was $54.98 and $45.16, respectively. The total fair value of restricted stock that vested during the nine months ended December 31, 2015 and 2014 was $23.4 million and $17.0 million, respectively.

As of December 31, 2015, total unrecognized compensation cost related to unvested restricted stock was $42.0 million, which is expected to be recognized over a weighted average period of 1.7 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
Employee Stock Options	2014	2015	2014	2015
Expected volatility	28.4%	26.7%	28.4%	27.0%
Risk-free interest rate	1.4%	1.5%	1.4%	1.4%
Expected dividend yield	1.2%	1.1%	1.3%	1.1%
Expected life (in years)	4.2	4.2	4.2	4.2
Weighted-average grant date fair value	$11.53	$11.21	$10.33	$11.39
ESPP(1)
Expected volatility			24.8%	21.9%
Risk-free interest rate			0.1%	0.3%
Expected dividend yield			1.3%	1.1%
Expected life (in years)			0.5	0.5
Weighted-average grant date fair value			$10.13	$11.73

(1) No purchase rights were granted under the ESPP during the three months ended December 31, 2015 and 2014.

9. RESTRUCTURING AND OTHER RELATED CHARGES

The Company initiated a restructuring plan during the third quarter of fiscal year 2016. Under the plan, the Company reduced costs by eliminating 125 positions in the U.S., Mexico, China, and Europe, all of which will take effect in the fourth quarter of the Company's fiscal year 2016. These actions were designed to better align expenses to the Company’s revenue and gross margin profile and position the Company for improved operating performance.

The Company expects to incur pre-tax charges of approximately $12.6 million, consisting of $8.4 million for severance and related benefits recorded during the third quarter of fiscal year 2016, and 5.8 million for benefits related to a one-time enhancement of our existing early retirement program to be recognized in the fourth quarter of fiscal year 2016. These charges are expected to be offset by a reduction in fiscal year 2016 stock-based compensation expense of $1.6 million attributable to stock award forfeitures resulting from the restructuring action. The Company anticipates the restructuring plan will be substantially complete by the end of the fourth quarter of fiscal year 2016.

The following table summarizes the Company's restructuring activities for the nine months ended December 31, 2015:

(in thousands)	Involuntary termination benefits
Balance at March 31, 2015	$—
Charges included in operating expense	8,433
Cash payments during the period	—
Balance at December 31, 2015	$8,433

The activity in the table above excludes the impact of the stock award forfeitures which were recognized in the functional line items within the Company's condensed consolidated statement of operations in which they were originally recorded.

10. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board-authorized programs during the nine months ended December 31, 2015 and 2014 are discussed below. As of December 31, 2015, there remained 37,686 shares authorized for repurchase under a repurchase program approved by the Board on May 21, 2015 and there were no remaining shares authorized under previously approved programs.

In the nine months ended December 31, 2015 and 2014, the Company repurchased 8,673,366 shares and 596,290 shares, respectively, of its common stock in the open market for a total cost of $482.8 million and $27.4 million, respectively, and at an average price per share of $55.66 and $46.02, respectively. In addition, the Company withheld shares valued at $10.8 million and $7.3 million in the nine months ended December 31, 2015, and 2014, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	March 31, 2015	December 31, 2015
Accumulated unrealized gain (loss) on cash flow hedges (1)	$5,593	$(2,051)
Accumulated foreign currency translation adjustments	4,363	4,948
Accumulated unrealized gain (loss) on investments	164	(465)
Accumulated other comprehensive income	$10,120	$2,432
(1)Refer to Note 12, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of December 31, 2015 and March 31, 2015.

12. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The Company does not purchase options for trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of December 31, 2015.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2015, the Company has International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of December 31, 2015 and March 31, 2015, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of our outstanding derivative contracts at the end of each period was as follows:

(in thousands)	March 31, 2015	December 31, 2015
Derivative Assets (recorded in 'Other current assets')
Non-designated hedges	$1,891	$225
Cash flow hedges	11,372	1,964
Total Derivative Assets	$13,263	$2,189

Derivative Liabilities (recorded in 'Other accrued liabilities')
Non-designated hedges	$1	$749
Cash flow hedges	3,913	3,341
Total Derivative Liabilities	$3,914	$4,090

Non-Designated Hedges

As of December 31, 2015, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at December 31, 2015:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€32,000	$34,918	Sell EUR	1 month
GBP		£4,900	$7,289	Sell GBP	1 month
AUD	A$	11,680	$8,430	Sell AUD	1 month
CAD	C$	2,860	$2,059	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in interest and other income, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2015	2014	2015
Gain (loss) on foreign exchange contracts	$2,183	$960	$5,160	$1,108

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

As of December 31, 2015, the Company had foreign currency option contracts of approximately €60.2 million and £18.8 million. As of March 31, 2015, the Company had foreign currency option contracts of approximately €67.9 million and £28.6 million. As of December 31, 2015, the Company had foreign currency forward contracts of approximately €21.6 million and £5.1 million.  As of March 31, 2015, the Company had no such instruments. The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. A loss of $2.6 million, net of tax, in AOCI as of December 31, 2015 is expected to be reclassified to cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures. As of December 31, 2015 and March 31, 2015, the Company had foreign currency swap contracts of approximately MXN $445.1 million and MXN 431.9 million, respectively.

The following table summarizes the notional value of the Company’s outstanding MXN cross-currency swaps and approximate USD Equivalent at December 31, 2015:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	445,130	$28,174	Buy MXN	Monthly over	21 months

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2015	2014	2015
Gain (loss) included in AOCI as of beginning of period	$2,601	$(2,900)	$(1,442)	$5,705

Amount of gain (loss) recognized in OCI (effective portion)	508	1,330	3,604	(3,484)

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	1,220	1,739	61	7,474
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	(63)	(1,238)	149	(3,182)
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	1,157	501	210	4,292

Gain (loss) included in AOCI as of end of period	$1,952	$(2,071)	$1,952	$(2,071)

During the three and nine months ended December 31, 2015 and 2014 the Company recognized an immaterial gain on the ineffective portion of its cash flow hedges, which is reported in interest and other income (expense), net in the condensed consolidated statements of operations.

13. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rate for the three and nine months ended December 31, 2015 was 17.9% and 21.7% compared to 21.3% and 24.5% for the same period in the prior year.

The decrease in the effective tax rate for the three months ended December 31, 2015 is due primarily to larger tax reserve releases in the current year caused by the expiration of various statutes, as well as interest related to the 5.50% Senior Notes during the current period. The decrease in the effective tax rate for the nine months ended December 31, 2015 is due primarily to lower domestic earnings resulting from the interest expense on the 5.50% Senior Notes and the favorable closure of a tax audit in the current year. The effective tax rates differ from the statutory rate due primarily to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court on December 1, 2015. The Internal Revenue Service may appeal the decision within 90 days. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in inter-company cost-sharing arrangements from its regulations. Accordingly, due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court's decision being overturned on appeal, the Company has not recorded any associated benefit as of the three or nine months ended December 31, 2015. The Company will continue to monitor ongoing developments and potential impacts to our financial statements.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of December 31, 2015 and March 31, 2015 were unrecognized tax benefits of $12.5 million and $12.8 million, respectively, which would favorably impact the effective tax rate in future periods if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was $1.8 million as of December 31, 2015 and March 31, 2015.  No penalties have been accrued.

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

14. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three and nine month periods ending December 31, 2015 and 2014.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2014	2015	2014	2015
Numerator:
Net income	$30,384	$16,288	$86,477	$55,412

Denominator:
Weighted average common shares-basic	41,901	32,579	41,780	34,723
Dilutive effect of employee equity incentive plans	799	680	894	865
Weighted average common shares-diluted	42,700	33,259	42,674	35,588

Basic earnings per common share	$0.73	$0.50	$2.07	$1.60
Diluted earnings per common share	$0.71	$0.49	$2.03	$1.56

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	130	353	442	289

15. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile and cordless phones, and with computers and gaming consoles.

The following table presents net revenues by product group for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2015	2014	2015
Net revenues from unaffiliated customers:
Enterprise	$161,591	$158,251	$470,625	$470,476
Consumer	70,190	67,484	193,623	176,634
Total net revenues	$231,781	$225,735	$664,248	$647,110

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and nine months ended December 31, 2015 or 2014. The following table presents net revenues by geography:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2015	2014	2015
Net revenues from unaffiliated customers:
U.S.	$123,092	$122,075	$371,256	$363,456

Europe and Africa	63,940	62,292	164,760	164,117
Asia Pacific	28,778	27,506	84,011	82,240
Americas, excluding U.S.	15,971	13,862	44,221	37,297
Total international net revenues	108,689	103,660	292,992	283,654
Total net revenues	$231,781	$225,735	$664,248	$647,110

No customer accounted for more than 10% of net revenues for the three and nine months ended December 31, 2015 or 2014.

One customer, Ingram Micro Group accounted for 10.1% of total net accounts receivable at December 31, 2015. One customer, D&H Distributing, accounted for 11.1% of total net accounts receivable at March 31, 2015.

16. SUBSEQUENT EVENTS

On February 1, 2016, the Company announced that the Audit Committee had declared and approved the payment of a dividend of $0.15 per share on March 10, 2016 to holders of record on February 19, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our expectations for new product launches, new Consumer product market share positioning in fiscal year 2016 and beyond, (ii) the Unified Communications ("UC") markets, including adoption of UC products, and our position, timing and growth expectations in these markets, (iii) our restructuring actions and the expected effects and benefits thereof, (iv) our expectations regarding the impact of our Simply Smarter Communications® technology solutions in the UC market, (v) our intentions regarding investments in long-term growth opportunities and our core research and development effort, (vi) our intentions regarding the focus of our sales, marketing and customer services and support teams on UC, (vii) the future of UC technologies, including the transition of businesses to UC-supported systems, the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectations concerning our revenue opportunity and profit growth, (viii) our expectations for the expansion of key strategic alliances, (ix) our position in the Enterprise and Consumer markets, (x) our belief that our revenues may be materially affected by fluctuations in exchange rates, the global economy and consumer spending, (xi) our long-term strategy to invest in UC and the relationship of added functionality to successful product launches, (xii) our expectations regarding the worldwide economy, as well as our investment strategies and focus, (xiii) the maintenance of our reputation in the industry, (xiv) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xv) fluctuations in our cash provided by operating activities as a result of various factors including fluctuations in revenues and operating expenses, timing of product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of taxes and other payments, (xvi) our future tax rate and payments related to unrecognized tax benefits, (xvii) our anticipated range of capital expenditures for the remainder of fiscal year 2016 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xviii) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xix) our ability to draw funds on our credit facility as needed, (xx) future fluctuations in our cash provided by operating activities, (xxi) the sufficiency of our capital resources to fund operations, and (xxii) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2015; and other documents filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a leading designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, other communication endpoints, and accessories for the worldwide business and consumer markets under the Plantronics brand. Our major product categories are Enterprise, which includes headsets optimized for Unified Communications (“UC”), other corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth® and corded products for mobile phone applications, personal computer ("PC") and gaming headsets, and products manufactured under our Clarity brand.

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

Compared to the prior year quarter, net revenues decreased 2.6% to $225.7 million. Operating profit decreased 34.4% to $26.6 million, due primarily to the effect of restructuring charges taken in the current quarter, adverse impacts of fluctuations in foreign currency exchange rates, and the impact of a non-recurring, favorable litigation settlement in the year ago quarter. The adverse fluctuations in foreign currency exchange rates negatively impacted our net revenues but favorably impacted our operating expenses, although to a lesser degree, for a net unfavorable impact of $2.7 million our operating profit. These items were partially offset by a reduction in variable compensation expense due to lower profitability.

We delivered $16.3 million in net income, representing approximately 7.2% of our net revenues. The decrease in net revenues was driven primarily by lower revenues within our Enterprise product category, which declined 2.1% from the year ago period, and was further impacted by a 3.9% decrease from the year ago period in our Consumer product category.

Compared to the other foreign currencies in which we sell, a stronger U.S. Dollar ("USD") decreased net revenues by approximately $7.2 million and $23.4 million, net of the effects of hedging, in the three and nine months ended December 31, 2015, respectively, compared to the same periods a year ago. We generate approximately 45% of our revenues from international sales; therefore, the impact of currency movements on our net revenues can be significant. In addition, in some international locations where we sell in USD we also face additional pricing pressure, discounting, and lost business as the stronger dollar negatively impacts buying decisions. We expect that exchange rate fluctuations will continue to negatively impact our net revenues in the remaining quarter of our fiscal year 2016, together with unfavorable impacts from the global economy and consumer spending. We continually work to offset currency movements through hedging strategies designed to minimize the volatility of results and dampen large fluctuations. However, significant and sustained currency moves cannot be managed by hedges alone and currency exchange rate fluctuations could continue to adversely impact our earnings in future periods.

Revenues from our Consumer products channel are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer product category performance, such as consumer preferences, changes in consumer confidence and other macroeconomic factors, product life-cycles (including the introduction and pace of adoption of new technology), and the competitive retail environment.

Our Consumer business continues to be impacted by a decline in sales volumes in our Mono Bluetooth products as the category continues to decline. The unit volumes in our Stereo Bluetooth category increased when compared to the year ago period, driven by both newly launched as well as legacy products, whose sales increased due primarily to holiday promotions. We anticipate that these newer products and other planned investments in the Consumer category will allow us to better compete in these consumer product categories as they continue to expand. While we have been building our Stereo portfolio over the last several years, it is not yet as robust as our Mono Bluetooth portfolio of products. As a result of these market changes, we have reduced the amount we expect to invest in non-premium Mono Bluetooth portfolio while shifting that investment toward additional Stereo Bluetooth products.

During the third quarter of fiscal year 2016 we initiated a restructuring plan to better align expenses to our revenue and gross margin profile and position us for improved operating performance. Under that plan, we reduced costs through voluntary and involuntary elimination of certain positions throughout the organization in the U.S., Mexico, China, and Europe. The restructuring actions will result in pre-tax charges of approximately $12.6 million.

Looking forward to the final quarter of fiscal year 2016, UC continues to be our primary focus area. With the vast majority of the UC opportunity still ahead of us, we believe we are in the beginning stage of a potentially long period of growth. We believe UC represents our key long-term driver of revenue and profit growth, as we anticipate UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration. Growth of UC will increase overall headset adoption in enterprise environments, and we expect most of the growth in our Enterprise product category over the next five years to come from headsets designed for UC.

We remain cautious about the macroeconomic environment, based on uncertainty around fiscal policy in the U.S., as well as broader economic uncertainty in many parts of Europe and Asia Pacific, which makes it difficult for us to gauge what impact the economy may have on our future business, and the fact that the UC opportunity has not matured as quickly as we initially anticipated. We will continue to monitor our expenditures and prioritize expenditures that further our strategic long-term growth opportunities such as innovative product development in our core research and development efforts, including the use of software and services as part of our portfolio. UC will also remain the central focus of our sales force, marketing group, and other customer service and support teams as we continue investing in key strategic alliances and integrations with major UC vendors.

RESULTS OF OPERATIONS

NET REVENUES

	Three Months Ended December 31,		Increase		Nine Months Ended December 31,		Increase
(in thousands, except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Net revenues from unaffiliated customers:
Enterprise	$161,591	$158,251	$(3,340)	(2.1)%	$470,625	$470,476	$(149)	—%
Consumer	70,190	67,484	(2,706)	(3.9)%	193,623	176,634	(16,989)	(8.8)%
Total net revenues	$231,781	$225,735	$(6,046)	(2.6)%	$664,248	$647,110	$(17,138)	(2.6)%

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

Compared to the other foreign currencies in which we sell, a stronger U.S. Dollar ("USD") decreased net revenues by approximately $7.2 million and $23.4 million, net of the effects of hedging, in the three and nine months ended December 31, 2015, respectively, compared to the same periods a year ago. These decreases impacted our consolidated year on year growth rate for the three and nine months ended December 31, 2015 by 3.1% and 3.5%, respectively. The impact to our Enterprise product category for the three and nine months ended December 31, 2015 was $4.7 million and $16.1 million, respectively, which impacted growth rates for the three and nine months ended December 31, 2015 by 2.9% and 3.4%, respectively. The impact to our Consumer product category for the three and nine months ended December 31, 2015 was $2.5 million and $7.3 million, respectively, which impacted growth rates by 3.5% and 3.8%, respectively.

Net revenues decreased in the three months ended December 31, 2015 over the same period a year ago due primarily to lower revenues in our Enterprise product category driven by a reduction in our Core Enterprise revenues, partially offset by an increase in our UC revenues. Revenues within our Consumer product category also decreased year on year, driven by reductions in sales volumes in our mono Bluetooth category as the category continues to decline driven in part by smaller shelf space allocated to the category in favor of the faster growing Stereo Bluetooth category.

The unit volumes in our Stereo Bluetooth category increased when compared to the year ago period driven by both newly launched as well as legacy products, whose sales increased due primarily to holiday promotions. We anticipate that these newer products and other planned investments in the Consumer category will allow us to better compete in these consumer product categories as they continue to expand.

Decreases in net revenues in the nine months ended December 31, 2015 over the same period a year ago due primarily to lower revenues within our Consumer product category. While we have been building our stereo portfolio over the last several years, it is not yet as robust as our mono Bluetooth portfolio of products. As a result of these market changes, we have reduced the amount we expect to invest in non-premium mono Bluetooth portfolio while shifting that investment toward additional Stereo Bluetooth products.

Geographic Information

	Three Months Ended December 31,		Increase		Nine Months Ended December 31,		Increase
(in thousands, except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Net revenues from unaffiliated customers:
U.S.	$123,092	$122,075	$(1,017)	(0.8)%	$371,256	$363,456	$(7,800)	(2.1)%
As a percentage of net revenues	53.1%	54.1%			55.9%	56.2%
Europe and Africa	63,940	62,292	(1,648)	(2.6)%	164,760	164,117	(643)	(0.4)%
Asia Pacific	28,778	27,506	(1,272)	(4.4)%	84,011	82,240	(1,771)	(2.1)%
Americas, excluding U.S.	15,971	13,862	(2,109)	(13.2)%	44,221	37,297	(6,924)	(15.7)%
Total international net revenues	108,689	103,660	(5,029)	(4.6)%	292,992	283,654	(9,338)	(3.2)%
As a percentage of net revenues	46.9%	45.9%			44.1%	43.8%
Total net revenues	$231,781	$225,735	$(6,046)	(2.6)%	$664,248	$647,110	$(17,138)	(2.6)%

Compared to the same period in the prior year, U.S. net revenues decreased slightly in the three months ended December 31, 2015 due to a low single digit decrease in our domestic Consumer product sales, driven by a decrease in our Mono Bluetooth product revenues. This decrease was partially offset by an increase in Enterprise product revenues, driven primarily by UC revenues. For the three months ended December 31, 2015, year on year exchange rate fluctuations in foreign currencies in which we sell decreased net revenues by $7.2 million. This decrease impacted our Europe and Africa region by $4.9 million, our Asia Pacific region by $1.8 million, and our Americas region (excluding U.S.) by $0.5 million. These decreases translate to year on year growth rate impacts of 8%, 6%, and less than 1%, respectively.

In the nine months ended December 31, 2015, U.S. net revenues decreased mainly as the result of decline in the Consumer category, driven primarily by a decrease in our Mono Bluetooth product revenues, partially offset by an increase in Enterprise net revenues, as a result of growth in UC. International net revenues decreased due primarily to our Enterprise category, driven mainly by a contraction in our traditional office and contact center products, partially offset by growth in UC due to continued adoption of UC solutions. International Consumer net revenues also decreased slightly with the majority of the decrease attributable to Mono Bluetooth products.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, charge for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Net revenues	$231,781	$225,735	$(6,046)	(2.6)%	$664,248	$647,110	$(17,138)	(2.6)%
Cost of revenues	111,865	116,219	4,354	3.9%	311,795	319,266	7,471	2.4%
Gross profit	$119,916	$109,516	$(10,400)	(8.7)%	$352,453	$327,844	$(24,609)	(7.0)%
Gross profit %	51.7%	48.5%			53.1%	50.7%

Compared to the respective prior year periods, gross profit as a percentage of net revenues decreased in the three and nine months ended December 31, 2015 due primarily to the weakening of foreign currencies relative to the USD, which has negatively impacted margins on our international product sales. While the majority of our cost of revenues is denominated in USD, we did experience slight gains of $1.0 million and $2.9 million, net of hedging activities, in our cost of revenues for the three and nine months ended December 31, 2015, respectively, due to the impacts of fluctuations in foreign currency exchange rates.

Product mix from Enterprise to Consumer, as is typical in our third quarter, and a product mix shift within Enterprise toward more UC sales, which carry lower margins than our non-UC Enterprise products also unfavorably impacted our cost of revenues. These unfavorable items were partially offset by favorable regional mix.

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

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Research, development, and engineering	$22,991	$20,811	$(2,180)	(9.5)%	$69,280	$66,614	$(2,666)	(3.8)%
% of net revenues	9.9%	9.2%			10.4%	10.3%

During the three and nine months ended December 31, 2015, research, development, and engineering expenses decreased compared to the same prior year periods due primarily to a reduction in variable compensation expense due to lower profitability and a favorable impact due to foreign currency fluctuations. These items were partially offset by higher equity-based compensation expense resulting from restricted stock grants made after May 2013, which vest over three years, compared to restricted stock grants made prior to May 2013, which vest over four years.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Selling, general, and administrative	$57,977	$53,715	$(4,262)	(7.4)%	$174,756	$163,689	$(11,067)	(6.3)%
% of net revenues	25.0%	23.8%			26.3%	25.3%

Compared to the same period a year ago, selling, general, and administrative expenses decreased in the three and nine months ended December 31, 2015 due primarily to a reduction in variable compensation expense due to lower profitability and a favorable impact due to foreign currency fluctuations. These decreases were partially offset by higher equity-based compensation expense resulting from the shorter vesting schedule of restricted stock grants made after May 2013 compared to restricted stock grants made prior to May 2013 and an increase in bad debt expense related to RadioShack's bankruptcy proceedings.

INTEREST EXPENSE

Interest expense of $7.2 million and $17.3 million for the three and nine months ended December 31, 2015, respectively, was primarily related to the 5.50% Senior Notes and included an immaterial amount in amortization of debt issuance costs. Interest expense for the three and nine months ended December 31, 2014 was immaterial and did not include such costs.

RESTRUCTURING AND OTHER RELATED CHARGES

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Restructuring and other related charges	$—	$8,433	$8,433	100.0%	$—	$8,433	$8,433	100.0%
% of net revenues	—%	3.7%			—%	1.3%

In the third quarter of fiscal year 2016 we initiated a restructuring plan intended to streamline and focus our efforts in order to more closely align our cost structure with our projected future revenue streams, which will better position us for improved operating performance and profitability. This measure was taken as a part of a broader effort to optimize the organization around our long-term strategic initiatives while adjusting for current macroeconomic business conditions and will involve the reduction of approximately 125 positions. These staff reductions are expected to be substantially complete by the end of fiscal year 2016.

In connection with this plan, we expect to record pre-tax charges of approximately $12.6 million, consisting of $8.4 million for severance and related benefits recorded during the third quarter of our fiscal year 2016, and $5.8 million to be recognized in fourth quarter of fiscal year 2016 for benefits related to a one-time enhancement of our existing early retirement program. These charges are expected to be offset by a reduction in our fiscal year 2016 stock-based compensation expense of $1.6 million attributable to stock award forfeitures resulting from the restructuring action. Projected annual saving from this plan are in the range of approximately $15 to $16 million and will enable us to reduce our cost structure to better support our long-term profitability targets and maintain our competitiveness. See Note 9, Restructuring and Other Related Charges for further information on restructuring costs.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2014	2015	(Decrease)		2014	2015	(Decrease)
Income before income taxes	$38,596	$19,829	$(18,767)	(48.6)%	$114,550	$70,803	$(43,747)	(38.2)%
Income tax expense	8,212	3,541	(4,671)	(56.9)%	28,073	15,391	(12,682)	(45.2)%
Net income	$30,384	$16,288	$(14,096)	(46.4)%	$86,477	$55,412	$(31,065)	(35.9)%
Effective tax rate	21.3%	17.9%			24.5%	21.7%

Our effective tax rate for the three and nine months ended December 31, 2015 was 17.9% and 21.7%, respectively, compared to 21.3% and 24.5%, respectively, in the same prior year periods. The decrease in the effective tax rate for the three months ended December 31, 2015 is due primarily to larger tax reserve releases in the current year caused by the expiration of various statutes, as well as interest related to the 5.50% Senior Notes during the current period. The decrease in the effective tax rate for the nine months ended December 31, 2015 is due primarily to lower domestic earnings resulting from the interest expense on the 5.50% Senior Notes and the favorable closure of a tax audit in the current year.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court on December 1, 2015. The Internal Revenue Service may appeal the decision within 90 days. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in inter-company cost-sharing arrangements from its regulations. Accordingly, due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court's decision being overturned on appeal, we have not recorded any associated benefit as of the three or nine months ended December 31, 2015. We will continue to monitor ongoing developments and potential impacts to our financial statements.

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

FINANCIAL CONDITION

The table below provides a summary of our condensed consolidated cash flow information for the periods presented:

	Nine Months Ended
	December 31,
(in thousands)	2014	2015	Change
Net cash provided by operating activities	$100,376	$104,023	$3,647
Net cash used for investing activities	(17,382)	(118,302)	(100,920)
Net cash used for financing activities	(33,236)	(42,559)	(9,323)
Effect of exchange rate changes on cash and cash equivalents	(2,112)	(921)	1,191
Net increase (decrease) in cash and cash equivalents	$47,646	$(57,759)	$(105,405)

Our primary source of liquidity is cash provided by operating activities and, on occasion, financing obtained from capital markets.
We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, principal and interest payment of debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues and operating expenses, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

During the nine months ended December 31, 2015, we obtained $488.4 million from debt financing compared to no such transactions in the year ago period. A portion of the proceeds were used to repay all outstanding amounts under the revolving line of credit agreement. The remainder of the proceeds are available for share repurchases and general corporate purposes. As of December 31, 2015, we had revolving credit facilities available that provide for up to $100.0 million of additional financing. The credit facility expires in May 2018.

Operating Activities

Net cash provided by operating activities during the nine months ended December 31, 2015 increased from the same prior year period primarily due to a decrease in Accounts Receivable driven by a shorter cash conversion cycle, partially offset by lower net income after adjusting for non-cash items - primarily non-cash restructuring charges, stock-based compensation, and the remeasurement of our non-designated hedge instruments.

Investing Activities

Net cash used for investing activities during the nine months ended December 31, 2015 increased from the same prior year period due primarily to a net increase in cash used for the purchase of investments.

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

Financing Activities

Net cash used for financing activities during the nine months ended December 31, 2015 increased from the same prior year period.  This increase was driven by net proceeds received from issuance of the 5.50% Senior Notes partially offset by an increase in the level of common stock repurchases.

On February 1, 2016, we announced that our Audit Committee of the Board ("the Audit Committee") had declared a cash dividend of $0.15 per share, payable on March 10, 2016 to stockholders of record at the close of business on February 19, 2016.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  As a result of the issuance of the 5.50% Senior Notes, we will have contractually required interest payments of approximately $13.8 million each November and May through the life of the notes.

In the third quarter of our fiscal year 2016 we approved a restructuring plan intended to optimize the organization and manage expenses to gain or improve operating efficiencies and profitability. We expect to make cash payments totaling approximately $14.3 million under these plans in the fourth quarter of our fiscal year 2016 and the first half of our fiscal year 2017, of which approximately $7.8 million will require use of our domestic cash.

At December 31, 2015, we had working capital of $509.5 million, including $385.3 million of cash, cash equivalents and short-term investments, compared with working capital of $507.8 million, including $374.7 million of cash, cash equivalents and short-term investments at March 31, 2015.

Our cash and cash equivalents as of December 31, 2015 consisted of bank deposits with third party financial institutions and Commercial Paper.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of December 31, 2015, of our $385.3 million of cash, cash equivalents, and short-term investments, $27.7 million was held domestically while $357.6 million was held by foreign subsidiaries, approximately 90% of which were based in U.S. dollar-denominated investments. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to permanently reinvest earnings from foreign operations and our current plans do not require us to repatriate earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of December 31, 2015, our investments were composed of Mutual Funds and US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

From time to time, depending on market conditions, our Board has authorized plans under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions. During the nine months ended December 31, 2015, we repurchased 8,673,366 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $482.8 million, with an average price of $55.66 per share. In addition, we withheld 194,432 shares with a total value of $10.8 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of December 31, 2015, there remained 37,686 shares authorized for repurchase under the stock repurchase program approved by the Board on May 21, 2015. For more information regarding our stock repurchase programs, refer to Note 10, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

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

Revolving loans under the Credit Agreement will bear interest, at our election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2018. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears. The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of December 31, 2015 the Company had no outstanding borrowings under the line of credit. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and,

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

In addition, we and our subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. As of December 31, 2015, we were in compliance with all ratios and covenants by a substantial margin.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of December 31, 2015 and March 31, 2015, we had off-balance sheet consigned inventories of $50.1 million and $33.4 million, respectively.

Our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015 have changed due to the issuance of the 5.50% Senior Notes and repayment of all outstanding amounts under the revolving line of credit agreement.

Unconditional Purchase Obligations

We utilize several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2015, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $139.7 million, including off-balance sheet consigned inventories of $50.1 million as discussed above.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on May 15, 2015.  There have been no changes to our critical accounting estimates during the nine months ended December 31, 2015.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding the recognition and measurement of financial assets and liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. We are required to adopt the standard in the first quarter of our fiscal year ending March 31, 2019, but may elect to adopt earlier as permitted under the standard. We are currently evaluating what impact, if any, the adoption of this standard will have on our results of operations, financial position, and cash flows.

In November 2015, the FASB issued additional guidance on balance sheet classification of deferred taxes as part of its simplification initiative. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We are required to adopt the standard in the first quarter of our fiscal year ending March 31, 2018, but currently plan to early adopt the guidance on a prospective basis effective the fourth quarter of our fiscal year ending March 31, 2016. The new guidance may impact our balance sheet presentation and working capital, but is not expected to have a material impact on our results of operations or cash flows.

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

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	March 31, 2015	December 31, 2015
Cash and cash equivalents	$276.9	$219.1
Short-term investments	$97.9	$166.3
Long-term investments	$107.6	$135.2

As of December 31, 2015, our investments were composed of Mutual Funds and US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized gains or losses were recognized during the three and nine months ended December 31, 2015 and 2014.

Interest rates were relatively unchanged in the three and nine months ended December 31, 2015 compared to the same period in the prior year. During the three and nine month period ended December 31, 2015, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no significant interest expense from our revolving line of credit. The 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

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

We experienced $0.6 million and $3.0 million in net foreign currency losses in the three and nine months ended December 31, 2015, respectively, compared to $2.6 million and $3.0 million in net foreign currency losses in the three and nine months ended December 31, 2014. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of December 31, 2015 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell Euro	$34.9	$3.5	$(3.5)
GBP	Sell GBP	$7.3	$0.7	$(0.7)
AUD	Sell AUD	$8.4	$0.9	$(0.9)
CAD	Sell CAD	$2.1	$0.2	$(0.2)

Cash Flow Hedges

In the nine months ended December 31, 2015, approximately 43.8% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of December 31, 2015, we had foreign currency put and call option contracts with notional amounts of approximately €60.2 million and £18.8 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $4.2 million or incur a loss of $4.1 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of December 31, 2015 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$99.1	$0.5	$(3.2)
Put options	$91.3	$3.7	$(0.9)
Forwards	$31.4	$3.1	$(3.1)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of December 31, 2015, we had cross-currency swap contracts with notional amounts of approximately MXN 445.1 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of December 31, 2015 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$28.2	$(2.2)	$2.7

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on May 15, 2015, in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015, filed with the SEC on July 27, 2015, and in the additional risk factor below, each of which could materially affect our business, financial position or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015, and this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position or future results of operations.

Our success depends upon our ability to effectively plan and manage our resources and restructure our business through rapidly fluctuating economic and market conditions, and such actions may have an adverse effect on our financial and operating results.

Our ability to successfully operate in a rapidly evolving market requires accurate planning, forecasting, and management processes to scale and adjust our business in response to fluctuating market opportunities and conditions. During periods of market growth, we have increased investment in our business by, for example, increasing headcount and our investment in research and development, sales and marketing, and other parts of our business. Conversely, during periods of market contraction we have reorganized to focus on strategic initiatives and the resources needed to effectively achieve our objectives.

During the third quarter of fiscal year 2016 we initiated a restructuring plan to better align expenses to our revenue and gross margin profile and position us for improved operating performance. Under that plan, we reduced costs through voluntary and involuntary elimination of certain positions throughout the organization in the U.S., Mexico, China, and Europe, including numerous long-term employees with valuable intellectual and institutional knowledge. Further workforce reductions or other restructuring actions may be necessary from time to time.

Organizational restructurings can be complex, disruptive and may produce unintended consequences. Following a restructuring, we must continue to execute and deliver on core business initiatives and new strategic opportunities, in some cases, despite the loss of key personnel and other resources. Depending on the size and nature of the organizational changes, managing the complexities associated with a geographically diverse organization and the potential reallocation of job responsibilities may adversely affect our ability to timely and cost-effectively develop and deliver products, or impair our ability to realize our current or future business and financial objectives. Moreover, as a result of any restructuring, concerns about additional restructuring initiatives or the stability of our business could negatively impact our ability to attract, retain and motivate employees, including highly qualified management, engineers, developers, manufacturing and sales, marketing and administrative personnel critical to our business.

Additionally, anticipated cost savings or other benefits from restructuring initiatives are subject to various estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We cannot guarantee that we will be able to successfully manage the risks associated with the restructuring or that we will not face unanticipated risks. Further, we cannot assure you that we will achieve the benefits and cost reductions that we expect from the restructuring initiatives.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of the Company each quarter after its review of our financial performance.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the third quarter of fiscal year 2016:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
September 27, 2015 to October 24, 2015	70,369	[3]	$52.19	69,348	149,587
October 25, 2015 to November 21, 2015	73,388	[4]	$53.24	69,901	79,686
November 22, 2015 to December 26, 2015	43,256	[5]	$52.73	42,000	37,686

1	On May 21, 2015, the Board of Directors authorized a new program to repurchase 4,000,000 shares of our common stock.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	Includes 1,021 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

4	Includes 3,487 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

5	Includes 1,256 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

6	These shares reflect the available shares authorized for repurchase under the program.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	February 1, 2016	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer