Form 10-K
period 2016-04-02
PLANTRONICS INC /CA/
filed 2016-05-16
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $51.16 for shares of the Registrant's common stock on September 25, 2015, the last trading day of the Registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,704,421,100.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 25, 2015 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of May 12, 2016, 33,227,110 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders to be held on or about August 4, 2016 are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended April 2, 2016.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2016

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

PART I

This Form 10-K is filed with respect to our fiscal year 2016. Each of our fiscal years ends on the Saturday closest to the last day of March. Fiscal year 2016 had 53 weeks and ended on April 2, 2016, fiscal years 2015 and 2014 each had 52 weeks and ended on March 28, 2015, and March 29, 2014, respectively. For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end may have been on a different date.

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

Our headsets are communications tools providing a hands-free connection to communication or entertainment devices, while also allowing freedom of movement for our users.  We use a variety of technologies to develop high quality products that meet the needs of our customers, whether for communications or personal entertainment.  Our headsets are widely used for applications such as Unified Communications (“UC”), in contact centers, in the office and in the home, with mobile devices and Internet telephony, for gaming, and for other specialty applications.  Our major product categories include Enterprise, which includes corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC") and gaming headsets, and specialty products marketed for hearing impaired individuals (through our Clarity brand).

We ship our products to approximately 80 countries through a network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony and other service providers.  We have well-developed distribution channels in North America, Europe, and in some parts of the Asia Pacific region where use of our products is widespread.  Our distribution channels in other geographic regions are less mature, and while we primarily serve the Enterprise markets in those regions, we continue to expand into mobile, gaming and computer audio, and specialty telephone categories in those regions and other international locations.  While not always the case, revenues from our Consumer category are typically seasonal, with the December quarter (our third fiscal quarter) typically being the strongest.

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

MARKET INFORMATION

General Industry Background

Plantronics operates predominantly in the electronics industry and focuses on the design, manufacture, and distribution of headsets for business and consumer applications, and other specialty products for the hearing impaired.  We develop enhanced communication products for offices and contact centers, mobile devices, cordless phones, and computers and gaming consoles.  We offer our products under two brands – Plantronics and Clarity.

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

Our products enhance communications by providing the following benefits:

•
Sensor technology that allows calls to be answered automatically when the user attaches the headset, switches the audio from the headset to the mobile device when the user removes the headset and, with some softphone applications, updates the user's presence

•
Smarter Working capability through seamless communications and high quality audio across a mobile device, desk phone, and PC, thereby allowing users to communicate more flexibly from a wide array of physical locations and be more productive when away from a traditional office environment

•	A convenient means for connecting between various applications and voice networks, whether between land lines and mobile devices, or between PC-based communications and other networks

•	Better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, DSP, and more

•	Wireless freedom, allowing people to take and make calls as they move freely without cords or cables around their office or home, or easily from public to private space when privacy is required

•	Multi-tasking benefits that allow people to use computers and mobile devices, including smartphones or other devices, while talking hands-free

•	UC integration of telephony, mobile technologies, cloud-based communications, and PC applications, and by providing greater privacy than traditional speakerphones

•	Generating analytics related to headset usage, communications quality and other similar data our customers desire

•	Compliance with hands-free legislation and enhanced roadway safety by allowing users to have both hands free to drive while talking on a mobile phone

•	Voice command and control that allow people to take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient

Product Categories

Our products are designed to meet the needs of offices (ranging from enterprise to home offices), contact centers, mobile devices (such as mobile phones, smartphones, and tablets), computer and gaming, residential, and other specialty applications.  These applications are increasingly overlapping as work styles and lifestyles change, and people use devices for multiple functions such as communication, music, and video entertainment.  We serve these markets through our product categories listed below.

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

The contact center category is the most mature in which we participate, and we expect this category to grow slowly over the long-term.  Contact centers have begun to adopt UC to help improve productivity and reduce costs.  We expect this trend to continue. We develop audio endpoints tailored specifically to UC, and as UC adoption continues to increase, we expect to continue to lead in new product performance by creating solutions that combine hardware and software for an improved customer experience.

Consumer

We believe the mobile headset category will continue to grow as individuals use the technology for both communications and entertainment. The use of headsets designed for mobile devices represents a high volume opportunity and is our second largest revenue stream.  The use of mono headsets typically used with mobile devices has experienced a sharp decline over the past year, while the use of stereo Bluetooth technology has increased as individuals want to remain wireless without compromising on stereo sound quality. Our mono and stereo Bluetooth mobile headsets merge technological innovations with style, because we believe that style has become as important as functionality in shaping consumers' purchasing decisions in the wearable technology space.  While growth in the mono mobile headset market has slowed and continues to mature, we believe future growth will be driven primarily by demand for stereo Bluetooth technology.

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

FOREIGN OPERATIONS

In fiscal years 2016, 2015, and 2014, net revenues outside the U.S. accounted for approximately 44%, 44%, and 42%, respectively, of our total net revenues.  Revenues derived from foreign sales are generally subject to additional risks, such as fluctuations in exchange rates, increased tariffs, the imposition of other trade restrictions or barriers, the impact of adverse global economic conditions, and potential currency restrictions.  In fiscal year 2016, international revenues were reduced by approximately $27 million, net of the effects of hedging, due to unfavorable foreign exchange fluctuations in the other foreign currencies in which we sell.

We continue to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We manage our economic exposure by hedging a portion of our anticipated Euro ("EUR") and British Pound Sterling ("GBP") denominated sales and our Mexican Peso ("MXN") denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we manage our balance sheet exposure by hedging EUR, GBP, Australian Dollar ("AUD"), and Canadian Dollar ("CAD") denominated cash, accounts receivable, and accounts payable balances. Excess foreign currencies not required for local operations are converted into U.S. Dollars ("USD"). While our existing hedges cover a certain amount of exposure for fiscal year 2017, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts generally secured 12 to 24 months prior. See further discussion on our business risks associated with foreign operations under the risk titled, "We are exposed to fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability" within Item 1A Risk Factors in this Form 10-K.

Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in Note 18, Geographic Information, of our Notes to Consolidated Financial Statements in this Form 10-K.

COMPETITION

The market for our products is very competitive and some of our competitors have greater financial resources than we do, as well as more substantial production, marketing, engineering and other capabilities to develop, manufacture, market, and sell their products.

One of our primary competitors is GN Netcom, a subsidiary of GN Store Nord A/S., a Danish telecommunications conglomerate that competes with us in the office, contact center, and mobile categories and, on a limited scale, in the gaming and computer audio categories.  In addition, Motorola, Samsung, and LG are significant competitors in the consumer mono Bluetooth headset category. Sennheiser Communications, VXI, and regional companies are competitors in the computer, office, and contact center categories, while Beats, Skullcandy, and LG are competitors in the stereo Bluetooth headset category.  In addition, Turtle Beach, Skullcandy, and Razer are competitors in the gaming category.

We believe the principal factors to be successful and competitive in each of the markets we serve are as follows:

•	Understanding of emerging trends and new communication technologies, such as UC, and our ability to react quickly to the opportunities they provide

•	Alliances and integration/compatibility with major UC vendors

•	Ability to design, manufacture, and sell products that deliver on performance, style, comfort, features, sound quality, simplicity, price, and reliability

•	Brand name recognition and reputation

•	Superior global customer service, support, and warranty terms

•	Effective and efficient global distribution channels

•	Global reach

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

During fiscal years 2016, 2015, and 2014, we incurred approximately $90.4 million, $91.6 million, and $84.8 million, respectively, in research, development, and engineering expenses.  Historically, we have conducted most of our research, development, and engineering with an in-house staff and the limited use of contractors.  Key locations for our research, development, and engineering staff are in the U.S., Mexico, China, the Netherlands, and the United Kingdom.

During fiscal year 2016, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging trends.  Our goal is to bring the right products to customers at the right time and have best-in-class development processes.

In fiscal year 2017, we will continue to focus our core research and development efforts on UC, which will require incremental investments in firmware and software engineering to enhance the broad compatibility of our products with the enterprise systems into which they will be deployed and to develop value-added software applications for business users.  In addition, in fiscal year 2017 we are launching new peripheral "as-a-service" offerings which we anticipate will complement our existing suite of product offerings as we move toward a hybrid business model of hardware, software, and services.

The products we are developing require significant technological knowledge and speed to market. Separately or together, this technological knowledge and our intellectual property gives us a competitive advantage. We continually strive to improve the efficiency of our development processes through, among other things, strategic architecting, common platforms, and increased use of software and test tools.

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

Our global commercial sales channel includes technology and electronics distributors, and national and regional resellers.  The resellers typically offer a wide variety of products from multiple vendors to both other resellers and end users.  Our commercial distribution channel generally maintains an inventory of our products.  Our distribution of specialty products includes distributors, retail, government programs, and health care professionals.

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

We have a diverse group of customers located throughout the world.  Our principal channel partners are distributors, retailers, and carriers.  Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively.  No customer accounted for more than 10% of our consolidated net revenues in fiscal years 2016, 2015, or 2014.

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

We also make direct sales as a General Services Administration (“GSA”) contractor to certain government agencies in the U.S. These sales did not comprise a significant portion of our net revenues in fiscal years 2016, 2015, or 2014. In addition, certain distributors are authorized resellers under a GSA schedule price list and sell our products to government customers pursuant to that agreement.

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

With respect to the above locations, we use third party warehouses in the Czech Republic, Australia, Brazil, and Japan. We operate warehouse facilities in Mexico and China.

BACKLOG

Our backlog of unfilled orders was $23.4 million and $24.3 million at March 31, 2016 and 2015, respectively.  We include all purchase orders scheduled for future delivery in backlog.  We have a “book and ship” business model whereby we fulfill the majority of orders within 48 hours of receipt of the order. As a result, our net revenues in any fiscal year depend primarily on orders booked and shipped in that year. In addition, our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty.  Therefore, there is a lack of meaningful correlation between backlog at the end of a fiscal year and the following fiscal year's net revenues. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in net revenues. As a result, we do not believe that backlog information is material to an understanding of our overall business.

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

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate.  As of March 31, 2016, we had approximately 775 worldwide patents in force, expiring between calendar years 2016 and 2040.

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

EMPLOYEES

On March 31, 2016, we employed approximately 3,398 people worldwide, including approximately 2,326 employees at our manufacturing facility in Tijuana, Mexico.  To our knowledge, no employees are currently covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth in the table below is certain information regarding the executive team of Plantronics:

NAME	AGE	POSITION
Ken Kannappan *	56	President and Chief Executive Officer
Joe Burton *	51	Executive Vice President and Chief Commercial Officer
Pamela Strayer *	47	Senior Vice President and Chief Financial Officer
Alejandro Bustamante	60	Senior Vice President, Worldwide Operations
Don Houston *	62	Senior Vice President, Sales
Marilyn Mersereau	62	Senior Vice President and Chief Marketing Officer
InaMarie Johnson	52	Senior Vice President and Chief Human Resources Officer
Jamie van den Bergh	60	President of Clarity
*    Executive is also considered an Executive Officer as defined under Regulation S-K Item 401(b).

Mr. Kannappan joined Plantronics in 1995 as Vice President of Sales and was promoted to various positions prior to being named President and Chief Operating Officer in 1998.  In 1999, he was promoted to Chief Executive Officer and has been a member of our Board of Directors since that date.  Prior to joining Plantronics, Mr. Kannappan served as Senior Vice President of Investment Banking for Kidder, Peabody & Co. Incorporated. Mr. Kannappan currently serves as a member of the Board of Directors of Integrated Device Technology, Inc., a developer of system-level optimization solutions.  Mr. Kannappan formerly served as a member of the Board of Directors at Mattson Technology, Inc. (“Mattson”), a supplier of advanced process equipment for the semiconductor industry, from 1998 until May 2016 when Mattson was acquired by a private equity firm. Mr. Kannappan also served two terms as Chair of the board at Mattson during his board service. Mr. Kannappan has a Bachelor of Arts degree in Economics from Yale University and a Master of Business Administration from Stanford University.

Mr. Burton joined Plantronics in 2011 as Senior Vice President of Engineering and Development and Chief Technology Officer. To reflect added responsibilities, in 2012, Mr. Burton's title was changed to Senior Vice President of Technology, Development & Strategy and Chief Technology Officer. In 2014 he became Executive Vice President Products, Technology & Strategy and Chief Technology Officer, and in 2015 he became Executive Vice President and Chief Commercial Officer. Prior to joining Plantronics, Mr. Burton held various executive management, engineering leadership, strategy, and architecture-level positions. From 2010 to 2011, Mr. Burton was employed by Polycom, Inc., a global provider of unified communications solutions for telepresence, video, and voice, most recently as Executive Vice President, Chief Strategy and Technology Officer and, for a period of time, as General Manager, Service Provider concurrently with his technology leadership role. From 2001 to 2010, Mr. Burton was employed by Cisco Systems, Inc., a global provider of networking equipment, and served in various roles with increasing responsibility including Vice President and Chief Technology Officer for Unified Communications and Vice President, SaaS Platform Engineering, Collaboration Software Group. He holds a Bachelor of Science degree in Computer Information Systems from Excelsior College (formerly Regents College) and attended the Stanford Executive Program.

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

Ms. Johnson joined Plantronics in 2015 as Senior Vice President and Chief Human Resources Officer. In this role, she supports the company's broad business objectives and sets strategic direction for people and culture to drive innovation and growth. Prior to joining Plantronics, from 2011 to 2015, Ms. Johnson was employed by UTi Worldwide, a $4 billion non-asset-based supply chain management company with 21,000 employees in 310 offices and 230 logistics centers in 59 countries where she served as Senior Vice President and Chief Human Resources Officer. Prior to her employment at UTi Worldwide, Ms. Johnson served in various roles in human resources management at Honeywell International from 2000 to 2010. Ms. Johnson has a Bachelor of Arts degree in Social Sciences, with an emphasis in Human Resource Management, from the University of California at Berkeley, and a Master's degree in Organizational Management from John F. Kennedy University.

Mr. van den Bergh joined Plantronics in 2007 as Director of Marketing and was promoted in 2008 to Vice President of Sales and Marketing and in 2015 to President of Clarity, where he oversees all aspects of Clarity's daily operations, product development and sales and marketing activities.  Prior to joining Plantronics, Mr. van den Bergh held Director and Vice President positions at Motorola and Giant International.  Mr. van den Bergh holds a Bachelor degree in Law from the University of Canterbury and a Postgraduate Business Diploma from the University of Bradford.

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
Our operations and financial performance are dependent on the global economy. Uncertainty regarding future economic conditions makes it challenging to forecast operating results, make business decisions, and identify risks that may affect our business, sources and uses of cash, financial condition, and results of operations. Economic concerns, such as uncertain or inconsistent global or regional economic growth, stagnation or contraction, including the pace of economic growth in the United States in comparison to other geographic and economic regions, pressure on economic growth in Europe, uncertain growth prospects in the Asia Pacific region, as well as anxiety regarding geopolitical conflicts and their short and long-term economic impact, increase the uncertainty and unpredictability for our business as consumers, businesses and government agencies periodically and often unpredictably postpone or forego spending. A global economic downturn or continued erratic or declining business or governmental spending or hiring may reduce sales of our products, increase sales cycles, slow adoption of new technologies, increase price competition, and cause customers and suppliers to default on their financial obligations.
Replacement cycles of our Enterprise products are adversely impacted by lower voluntary employee turnover as new headset demand is typically created when employees feel confident enough to change employers or transition to new positions. While domestic voluntary turnover has improved in recent fiscal periods it remains below historical norms and certain market sectors are actually contracting. Moreover, slow and inconsistent international business hiring has perpetuated employee reluctance to change jobs, limiting opportunities for unemployed workers to reenter the workforce and, consequently, impeding headset sales.

Additionally, although the nature and extent of austerity measures previously implemented by governments in various countries, including the U.S. and Europe, are less severe in recent fiscal periods, those that remain reduce, demand for our products by affected government agencies and by customers who derive all or a portion of their revenues from these agencies. Similarly, to the extent uncertainty regarding public debt limits or government budgets, particularly in the U.S and Europe, hinder spending by retail consumers, businesses or government agencies, sales of our products may not grow as much as expected or may decrease or be delayed. We cannot predict the impact that governmental spending reductions will have on us or our customers or whether and to what extent our business and results of operations may be adversely harmed.
Additionally, our customers and suppliers suffer from their own financial and economic challenges. If global or regional economic conditions deteriorate, whether in general or particular market segments, one or more customers or suppliers may demand pricing accommodations, delay payments or shipments or become insolvent. It is impossible to reliably determine if and to what extent customers and suppliers may suffer, whether we will be required to adjust our prices or the amount we pay for materials and components or face collection issues with customers or if customer or supplier bankruptcies will occur.
We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability.
Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in USD, whereas a significant portion of our sales are transacted in other currencies, particularly the Euro and the British Pound Sterling ("GBP"). Furthermore, fluctuations in foreign currency rates impact our global pricing strategy, which may result in our lowering or raising selling prices in one or more currencies in order to avoid disparity with USD prices and to respond to currency-driven competitive pricing actions. For example, the strengthening of the USD against numerous worldwide currencies that accelerated during fiscal year 2015 and the continued strength of the USD throughout fiscal year 2016 negatively impacted our sales, pricing, margins, market share and operations overall. Should the dollar remain strong against foreign currencies, principally the Euro and the GBP, we may be compelled to raise prices for customers in the affected regions. Price increases may be unacceptable to our customers who could seek to replace our products with lower priced alternatives in which case our sales and market share may be adversely impacted. Otherwise, if we reduce prices to stay competitive in the affected regions our profitability may be harmed. In fiscal year 2016, international revenues were reduced by approximately $27 million, net of the effects of hedging, due to unfavorable foreign exchange fluctuations in the other foreign currencies in which we sell.
Large or frequent fluctuations in foreign currency rates, coupled with the ease of identifying global price differences for our products via the Internet, increases pricing pressure as well as the likelihood of additional unauthorized third party “grey market” resellers in varying countries who take advantage of price disparities, thereby undermining our premium brand image, established sales channels, and support and operations infrastructure. We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability. Additionally, the majority of our suppliers are located internationally, principally in Asia. Volatile or sustained increases or decreases in exchange rates of Asian currencies may result in increased costs or reductions in the number of suppliers qualified to meet our standards.
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
We hedge a portion of our Euro and GBP forecasted revenue exposures for the future, typically over 12-month periods. In addition, we hedge a portion of our Mexican Peso forecasted cost of revenues and maintain foreign currency forward contracts denominated in Euros, GBP, and Australian Dollars that hedge against a portion of our foreign-currency denominated assets and liabilities. Our foreign currency hedging contracts reduce, but do not eliminate, the impact of currency exchange rate movements, particularly if the fluctuations are significant or sustained, and we do not execute hedging contracts in all currencies in which we conduct business. There is no assurance that our hedging strategies will be effective. Additionally, even if our hedging techniques are successful in the periods during which the rates are hedged, our future revenues, gross profit, and profitability may be negatively affected both at current rates and by adverse fluctuations in currencies against the USD. For instance, because our hedging instruments cover a period of up to 24 months, we anticipate that the hedging conducted in fiscal year 2016 will deliver little benefit to offset the stronger U.S. Dollar against major currencies in fiscal year 2017. See Item 7A for further quantitative information regarding potential foreign currency fluctuations.

Our operating results are difficult to predict, and fluctuations may cause volatility in the trading price of our common stock.
Given the nature of the markets in which we compete, our revenues and profitability vary from quarter to quarter and are difficult to predict for many reasons, including the following:
•variations in the volume and timing of orders received during each quarter;

•	the timing of customers' sales promotions and campaigns;

•	the timing of large customer deployments of UC infrastructure;

•	the timing of new product introductions by us and our competitors and obsolescence or discontinuance of existing products;

•	competition, including pricing pressure, promotions and campaigns by us, our competitors or our customers;

•	failure to timely introduce new products within projected costs;

•	changes in technology and desired product features, including whether those changes occur in anticipated manners and timeframes;

•	general economic conditions in the U.S. and our international markets, including foreign currency fluctuations;

•	seasonality;

•	customer cancellations and rescheduling;

•	fluctuations in raw materials and components costs;

•	shifts in product, geographic or channel mix; and

•	investments in and the costs associated with new product development and strategic initiatives.

Fluctuations in our operating results, including the failure to meet our expectations or the expectations of financial analysts, may cause volatility, including material decreases, in the trading price of our common stock.
The success of our business depends heavily on our ability to effectively market our UC products, and our business could be materially adversely affected if markets do not develop as expected or we are unable to compete successfully.
Our Enterprise products represent our largest source of revenue, and we regard the market for headsets designed for UC as our greatest long-term opportunity in the Enterprise market. We believe the implementation of UC technologies by large enterprises will be a significant long-term driver of UC headset adoption, and, as a result, a key long-term driver of our revenue and profit growth. Accordingly, we continue to invest in the development of new products and enhance existing products to be more appealing in functionality and design for the UC office market; however, there is no guarantee significant UC growth will occur, when it might occur, or that we will successfully take advantage of it if it does occur.
Our ability to realize and achieve positive financial results from UC adoption could be adversely affected by a number of factors, including the following:

•	As UC becomes more widely adopted, competitors may offer solutions that effectively commoditize our headsets, which, in turn, may pressure us to reduce the prices of one or more of our products.

•
The market success of major platform providers and strategic partners such as Microsoft Corporation, Cisco Systems, Inc., Avaya, Inc., Alcatel-Lucent, and Huawei, and our influence over such providers with respect to the functionality of their platforms and product offerings, their rate of deployment, and their willingness to integrate their platforms and product offerings with our solutions, is limited. For example, Microsoft’s decision to transition from Lync to Skype for Business in early fiscal year 2016 proved to be a more significant market transition than anticipated and caused end customers to modify or pause their deployment schemes or schedules while they assessed the implications of Microsoft’s decision.

•	Failure to timely introduce solutions that are cost effective, feature-rich, stable, and attractive to customers within forecasted development budgets.

•
Failure to successfully implement and execute new and different processes involving the design, development, and manufacturing of complex electronic systems composed of hardware, firmware, and software that works seamlessly and continuously in a wide variety of environments and with multiple devices.

•
Failure of UC solutions generally, or our solutions in particular, to be adopted with the breadth and speed we anticipate. For example, concerns about data privacy and the security of information and data stored over the Internet and wireless security in general, each of which is further enabled by UC solutions, including our products, have caused entities in various markets to reassess data protection compliance and security safeguards of UC devices.

•	Failure of our sales model and expertise to support complex integration of hardware and software with UC infrastructure consistent with changing customer expectations.

•
If new or evolving sales models such as our Software-as-a-Service, Device-as-a-Service or Soundscaping offerings provided on a subscription basis through channel partners are successful, they may have a long-term positive effect on our operations; however differences in revenue-recognition treatment may cause short-term revenue declines or increase expenditures for operational, administrative and technical support that may adversely impact our operations or negatively reflect on our overall growth.

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

If our investments in, and strategic focus on, UC do not generate incremental revenue, our business, financial condition, and results of operations could be materially adversely affected.
If we fail to accurately forecast demand we may under or overestimate production requirements resulting in lost business or write offs of excess inventory which may materially harm our business, reputation and results of operations.
Our industry is characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short-term customer commitments, and changes in demand. Production levels are forecasted based on anticipated and historic product demand and we often place orders with suppliers for materials and components as well as finished products 13 weeks or more in advance of projected customer orders. Actual demand depends on many factors and may vary significantly from forecasts. We will lose opportunities to increase revenues and profits and may incur increased costs and penalties, including expedited shipping fees and late delivery penalties, if we underestimate customer demand.
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
For instance, periodically, we or our competitors announce new products, capabilities, or technologies that replace or shorten the life cycles of legacy products or cause customers to defer or stop purchasing legacy products until new products become available. Additionally, new product announcements may incite customers to increase purchases of successful legacy products as part of a last-time buy strategy, thereby increasing sales in the short-term while decreasing future sales and delaying new product adoption. These risks increase the difficulty of accurately forecasting demand for discontinued and new products. Accordingly, during any transition to new products, we may experience inventory obsolescence and loss of revenue and associated gross profit.
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

•
Although we endeavor to use standard materials and components in our products whenever feasible, the lack of viable alternative sources or the high development costs associated with existing and emerging wireless and other technologies require us to work with a single source for silicon chips, chip-sets, or other materials and components in one or more products. Moreover, lead times are particularly long for silicon-based components incorporating radio frequency and digital signal processing technologies and such materials and components make up an increasingly larger portion of our product costs.  Additionally, many consumer product orders have shorter lead times than component lead times, which may make it increasingly necessary for us or our suppliers to carry more inventory in anticipation of orders, which may not materialize.

•
A substantial portion of the materials and components used in our products are provided by our suppliers on consignment. As such, we do not take title to the materials and components until they are consumed in the production process. Prior to consumption, title and risk of loss remains with the suppliers. Our supply agreements generally allow us to return parts in excess of maximum order quantities at the suppliers’ expense. Returns for other reasons are negotiated with suppliers on a case-by-case basis and to date have been immaterial. If we are required or choose to purchase all or a material portion of the consigned materials and components or if a material number of our suppliers refuse to accept orders on consignment, we could incur material unanticipated expenses, including write-downs for excess and obsolete inventory and result in inventory turn rate declines.

•
Rapid increases in production levels to meet product demand, whether or not forecasted, could result in shipment delays, higher costs for materials and components, increased expenditures for freight to expedite delivery of required materials, late delivery penalties, and higher overtime costs and other expenses, which could negatively impact our revenues, reduce profit margins, and harm relationships with affected customers. For instance, in fiscal year 2015, sales of our BackBeat Fit were constrained by limited sub-component supply availability. If similar constraints were to occur in existing or future product lines, our ability to meet demand and our corresponding ability to sell affected products may be materially reduced. Moreover, our failure to timely deliver desirable products to meet demand may harm relationships with our customers. Further, if production is increased rapidly, manufacturing yields may decrease, which may also reduce our revenues or margins.

Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.
Prices of certain raw materials, components, semiconductors, and sub-assemblies may rise depending upon global market conditions which may adversely affect our margins.
We have experienced and expect to continue to experience volatility in prices from our suppliers, particularly in light of price fluctuations for oil, gold, copper, and other materials and components in the U.S. and around the world, which could negatively affect our profitability or market share. If we are unable to pass cost increases on to our customers or achieve operating efficiencies that offset any increases, our business, financial condition, and results of operations may be materially and adversely affected.
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
One of our primary competitors is GN Netcom, a subsidiary of GN Store Nord A/S (“GN”), a Danish telecommunications conglomerate with whom we compete in the Enterprise and mobile categories. We also compete with consumer electronics companies that manufacture and sell mobile phones, tablets, or computer peripheral equipment. Many of our competitors are larger, offer broader product lines, may integrate their products with communications headset devices and adapters manufactured by them or others, offer products incompatible with our headsets, and have substantially greater financial, marketing, and other resources.
Competitors in audio devices vary by product line.  Our most competitive product line is headsets for cell phones where we compete with GN's Jabra brand, Motorola, Samsung, and LG, among many others.  Many of these competitors have substantially greater resources than us, and each has an established market position. For sales of our Enterprise products, including UC, our largest competitors include GN, Sennheiser Communications, and VXI. For our Consumer products, our primary competitors include Sennheiser, Beats, LG, Jaybird, Motorola, Samsung and Bose. In the gaming category of our Consumer products market, our primary competitors are Turtle Beach, Skullcandy, and Razer.
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
If we do not distinguish our products, through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our products may become commoditized and our business could be harmed.  In addition, failure to effectively market our products to customers could lead to lower and more volatile revenue and earnings, excess inventory, and the inability to recover associated development costs, any of which could also have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The markets for our Consumer products are volatile and our ability to compete successfully in one or more of these categories is subject to many risks.
In the markets for our Consumer products, which consist primarily of Bluetooth headsets, gaming, entertainment and computer audio headsets, we face many significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

•
The global market for mono Bluetooth headsets shrunk significantly in 2015, which was at least partially attributable to the integration of Bluetooth systems into automobiles. The market for stereo Bluetooth headsets continues to grow rapidly, although it remains dominated by lifestyle brands. Our market share has been and is significantly larger in the mono than stereo market and thus far we have been unable to sufficiently increase share in the stereo market to offset decreases in the mono Bluetooth market and although we expect stereo Bluetooth product sales to increase, the future of this market remains unclear.

•
Reductions in the number of suppliers participating in the Bluetooth market has reduced our sourcing options and may in the future increase our costs at a time when our ability to offset higher costs with product price increases is limited.

•
Difficulties retaining or obtaining shelf space and maintaining a robust and compelling eCommerce presence for our Consumer products in our sales channel, particularly with large "brick and mortar" retailers and Internet "etailers" as the market for mono Bluetooth headsets contracts.

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

Competition in the consumer business market is intense and failure to compete successfully in these markets may have an adverse effect on our business, results of operations, and financial condition.
We cannot guarantee we will continue to repurchase our common stock pursuant to stock repurchase programs or that we will declare future dividend payments at historic rates or at all. The repurchase of our common stock and the payment of dividends may require us to borrow against our Credit Agreement or incur indebtedness and may not achieve our objectives.
In March 2015, we announced a new corporate return of capital policy with the goal of increasing the return of cash to stockholders to approximately 60% of free cash flow, defined as total operating cash flow less capital expenditures. We intend to achieve this goal primarily through stock repurchases and quarterly dividends. In conjunction with the March 2015 announcement regarding our new return of capital policy, we increased our then-existing stock repurchase program from one million shares to four million shares and approved another stock repurchase program in January 2016 for an additional one million shares. Moreover, our Board of Directors has consistently declared quarterly dividends over the years.
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
As of March 31, 2016, we had $500 million in 5.50% senior unsecured notes outstanding and the ability to draw up to $100.0 million against a revolving line of credit agreement with Wells Fargo Bank, National Association, although at March 31, 2016, we had no amounts outstanding under the credit facility. Risks relating to our long-term indebtedness include:

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

Periodically, we have drawn funds under our existing credit facilities in connection with our corporate return of capital policy and for other purposes. Amounts drawn under our outstanding credit agreement are subject to interest charges. Moreover, the credit agreement contains affirmative and negative covenants with which we must comply in addition to those covenants in our senior unsecured notes. These restrictions apply regardless of whether any loans under the credit agreement are outstanding and could adversely impact how we operate our business, our operating results, and dividend declarations, which, in turn, may negatively impact our stock price. During the fourth quarter of fiscal year 2016, we breached the funded debt to EBITDA ratio covenant of our credit agreement for which we subsequently obtained a waiver from Wells Fargo in the first quarter of fiscal year 2017. Although we have amended the credit agreement to reduce the risk of future violations of the covenant, we cannot be sure we will not breach this or any other covenant in the future or that Wells Fargo will not seek to enforce any or all remedies against us for any same or similar breach.
In addition, if we borrow additional funds under the credit agreement, we may be required to increase the borrowing limit under the credit agreement or seek additional sources of borrowing. Given current credit and debt markets, there is no assurance that if we were to seek additional credit or debt, it would be available when needed or if it is available, the cost or terms and conditions would be acceptable.
Were any of the foregoing risks to occur, we may be unable to pay any indebtedness, including interest, when due, and may be required to curtail activities to comply with our obligations under the senior unsecured notes. Additionally, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. The rating agencies measure us by our performance against certain financial metrics. If we do not meet these metrics there is a risk the rating agencies may downgrade our rating. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, our ability to obtain additional financing in the future could be diminished and could affect the terms of any such financing. If any of those things occur, our financial condition and results of operations may be adversely affected.
Our corporate tax rate may increase or we may incur additional income tax liabilities, which could adversely impact our cash flow, financial condition and results of operations.
We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income has historically been generated in jurisdictions outside of the U.S. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, the applicable tax laws were rescinded or changed, or the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected. Furthermore, the repatriation of non-U.S. earnings for which we have not previously provided U.S. taxes could result in higher effective tax rates for us and subject us to significant additional U.S. income tax liabilities.
Various governmental tax authorities have recently increased their scrutiny of tax strategies employed by corporations and individuals. In addition, the Organization for Economic Cooperation and Development issued guidelines and proposals during fiscal year 2016 that may change how our tax obligations are determined in many of the countries in which we do business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition, and results of operations could be materially adversely affected.

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
Office phones have begun to incorporate Bluetooth functionality, which has opened the market to consumer Bluetooth headsets and reduced the demand for our traditional office telephony headsets and adapters, resulting in lost revenue and lower margins. Additionally, with the advent of more and different types of mobile devices the need for traditional desk phones with a distinct headset is decreasing, and may limit the sale of both corded and cordless headsets in the future. Moreover, the increasing adoption of wireless headsets has also resulted in increased development costs associated with the introduction of new wireless standards and more frequent changes in those standards and capabilities as compared to wired technologies. If sales and margins on our traditional corded products decline and we are unable to successfully design, develop, and market alternatives at historically comparable margins, our revenue and profits may decrease.
In addition, innovative technologies such as UC have moved the platform for certain of our products from our customers' closed proprietary systems to open platforms such as the PC, smartphones and tablets. In turn, these devices have become more open as a result of technologies such as cloud computing and trends toward more open source software code development. As a result, the risk that current and potential competitors could enter our markets and commoditize our products by offering similar products has increased.
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
Our international operations and sales expose us to various risks including, among others:

•	Fluctuations in foreign currency exchange rates

•	Cultural differences in the conduct of business

•	Greater difficulty in accounts receivable collection and longer collection periods

•	The impact of recessionary, volatile or adverse global economic conditions

•	Reduced intellectual property rights protections in some countries

•	Changes in regulatory requirements

•	The implementation or expansion of trade restrictions, sanctions or other penalties against one or more countries, its citizens or industries

•	Tariffs, taxes and other trade barriers, particularly in developing nations such as Brazil, India, and others

•	Political conditions, health epidemics, civil unrest, or criminal activities within countries in which we operate

•	The management, operation, and expenses associated with an enterprise spread over various countries

•	The burden and administrative costs of complying with a wide variety of foreign laws and regulations

•	Currency restrictions

•	Compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act and the United Kingdom's Bribery Act

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
We sell substantially all of our products through distributors, retailers, OEMs, and telephony service providers. Effectively managing these relationships and avoiding channel conflicts is challenging. Our existing relationships with these parties are generally not exclusive and can be terminated by us or them without cause on short notice. These customers also sell or may sell products offered by our competitors. To the extent our competitors offer more favorable terms or more compelling products, our customers may not recommend, de-emphasize, or discontinue carrying our products. Moreover, our OEMs may elect to manufacture their own products similar to those we offer. Additionally, it is becoming easier for small online sellers to enter the market unburdened with physical locations, employees and support personnel which can force our larger traditional brick and mortar resellers to reduce their selling prices. In turn, our traditional resellers may demand lower selling prices from us, reduce their sales support needed to maintain our premium brand image, discontinue carrying our products and other similar adverse actions. The inability to establish or maintain successful relationships with distributors, OEMs, retailers, and telephony service providers or to expand our distribution channels and sales models could materially adversely affect our business, financial condition, or results of operations.
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
Furthermore, many customers with whom we conduct business have substantial buying power or have strategic importance to our product marketing objectives. Many use their buying power or strategic importance to mandate onerous terms and conditions in our business arrangements with them including unfavorable payment terms, fees and penalties for early, late and inaccurate shipments, generous return rights, most favored pricing, and mandatory marketing and promotional fees. These terms are often non-negotiable and are frequently broad, ambiguous and inconsistent across customers making compliance complex and subject to interpretation. If our compliance with these or similar future provisions are incorrect or inadequate, we could be liable for breach of contract damages or our reputation with one or more key customers could be materially adversely harmed, either of which could have an adverse effect on our financial condition or results of operations.
Also, in order to provide us with greater insight into the characteristics and motivations of our distribution channels as well as the needs of our end customers, to better incentivize our sales partners and promote our products to end customers, we have begun regional implementation of an authorization program as well as a back end rebate program. Under the authorization program, distributors and resellers are asked to enter into agreements or supplement existing agreements in connection with the sale of all or a portion of our products. The back end rebate program ties payment of post-sale discounts to distributor program compliance obligations. These programs are new and our partners may deem them difficult, time-consuming or disruptive, or the terms of the programs or our agreements unacceptable.
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

The increased use of software in our products could impact the way we recognize revenue which, if material or done incorrectly, could adversely affect our financial results.
We are increasingly incorporating advanced software features and functionalities into our products, offering firmware and software fixes, updates, and upgrades and developing Internet based software-as-a-service offerings that provide additional value that complements our headsets. As the nature and extent of software integration in our products increases or if sales of standalone software applications or services become material, the way we report revenue related to our products and services could be significantly affected. For example, we are increasingly required to evaluate whether our revenue transactions include multiple deliverables and, as such, whether the revenue generated by each transaction should be recognized upon delivery, over a period of time or apportioned and recognized based on a combination of the two in light of all the facts and circumstances related to each transaction. Moreover, the software and services revenue recognition rules are complex and dynamic.
If we fail to accurately apply these complex rules and policies, particularly to new and unique products or services offerings, we may incorrectly report revenues in one or more reporting periods. If this were to occur and the error was material, we may be required to restate our financial statements, which could materially and adversely impact our results for the affected periods, cause our stock price to decline, and result in securities class actions or other similar litigation.
Investment in new business strategies and acquisitions are disruptive and may present risks to our current and future business operations.

We have invested, and in the future will continue to invest, in new business strategies and acquisitions. Such endeavors and acquisitions will involve significant risks and uncertainties which may include:

•	Distraction of management from current operations;

•	Greater than expected liabilities and expenses;

•	Inadequate return on capital;

•	Insufficient sales and marketing expertise requiring costly and time-consuming development and training of internal sales and marketing personnel as well as new and existing distribution channels;

•	Prohibitive or ineffective intellectual property rights or protections;

•	Unknown market expectations regarding pricing, branding and operational and logistical levels of support;

•	Uncertain tax, legal and other regulatory compliance obligations and consequences;

•	New and complex data collection, maintenance, privacy and security requirements; and

•	Other unidentified issues not discovered in our investigations and evaluations.

We have announced and are exploring new service offerings including software-as-a-service, device-as-a-service and Soundscaping. Although, elements of each of these services are founded on intellectual property or one or more areas in which we believe we have expertise, they remain complex undertakings different in material respects from our historical hardware design, development and sales model. For example, although software-as-a-service has become a familiar business model generally, recurring revenue subscription services are new to us and involve unique development, accounting and support requirements. Moreover, device-as-a-service and Soundscaping are not nearly as well accepted or understood generally. Device-as-a-service in particular involves significant up-front costs, limited product recovery options and may require significant sales and marketing educational campaigns both internally and throughout our distribution channels. Furthermore, each of these services remain in the early stages of development and require significant additional time, effort and costs to develop before their likelihood of market success can be determined with any degree of certainty.

Additionally, in order to support or further our new services offerings, we may decide to make investments or acquisitions, including through joint ventures. Depending on the investments, we may have limited or no management or operational control in the companies in which we invest or the acquisition may prove difficult to integrate into our existing operations or otherwise unsuccessful. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.

If we fail to anticipate the time, effort and cost to develop and maintain new business strategies and acquisitions, we do not timely meet market expectations for commercial availability, our service and support proves unreliable, or we are unable to offer these services at acceptable profit margins, our existing and future business, financial condition, and results of operations could be materially, adversely affected.

Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management's time from our business.
Our success depends in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective protection and enforcement of our intellectual property rights may not be available in every country in which our products and media properties are distributed to customers. The process of seeking intellectual property protection can be lengthy, expensive, and uncertain. Patents may not be issued in response to our applications, and any that may be issued may be invalidated, circumvented, or challenged by others. If we are required to enforce our intellectual property rights through litigation, the costs and diversion of management's attention could be substantial. Furthermore, we may be countersued by an actual or alleged infringer if we attempt to enforce our intellectual property rights, which may materially increase our costs, divert management attention, and result in injunctive or financial damages being awarded against us. In addition, existing patents, copyright registrations, trademarks, trade secrets and domain names may not provide competitive advantages or be adequate to safeguard and maintain our rights. If it is not feasible or possible to obtain, enforce, or protect our intellectual property rights, our business, financial condition, and results of operations could be materially, adversely affected.
Patents, copyrights, trademarks, and trade secrets are owned by individuals or entities that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights. These claims or allegations may relate to intellectual property that we develop or that is incorporated in the materials or components provided by one or more suppliers. As we have grown, intellectual property rights claims against us and our suppliers have increased along with a general trend of increasing intellectual property infringement claims against all corporations. Our products, technologies and the components and materials contained in our products may be subject to certain third-party claims and, regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate, settle, or otherwise resolve. In addition, to the extent claims against us or our suppliers are successful, we may have to pay substantial monetary damages or discontinue the manufacture and distribution of products that are found to be in violation of another party's rights. We also may have to obtain, or renew on less favorable terms, licenses to manufacture and distribute our products or materials or components included in those products, which may significantly increase our operating expenses. Moreover, many of our agreements with our distributors and resellers require us to indemnify them for certain third-party intellectual property infringement claims. Discharging our indemnity obligations may involve time-consuming and expensive litigation and result in substantial settlements or damages awards, our products being enjoined, and the loss of a distribution channel or retail partner, any of which may have a material adverse impact on our operating results.
We must comply with various regulatory requirements, and changes in or new regulatory requirements may adversely impact our gross margins, reduce our ability to generate revenues if we are unable to comply, or decrease demand for our products if the actual or perceived quality of our products are negatively impacted.
Our products must meet requirements set by regulatory authorities in each jurisdiction in which we sell them. For example, certain of our Enterprise products must meet local phone system standards. Certain of our wireless products must work within existing permitted radio frequency ranges. Moreover, competition for limited radio frequency bandwidth as a result of an increasing use of wireless products increases the risk of interference or diminished product performance. For instance, in the U.S. the increase in the number of products operating in the unlicensed 903-928 megahertz radio frequency range using significantly higher power than our wireless products and those of many other users of the unlicensed frequency range may cause our wireless products to experience interference which, if material, may harm our reputation and adversely affect our sales.
As regulations and local laws change and competition increases, we may need to modify our products to address those changes. Regulatory restrictions and competition may increase the costs to design, manufacture, and sell our products, resulting in a decrease in our margins or a decrease in demand for our products if we attempt to pass along the costs. Compliance with regulatory restrictions and bandwidth limitations may impact the actual or perceived technical quality and capabilities of our products, reducing their marketability. In addition, if the products we supply to various jurisdictions fail to comply with the applicable local or regional regulations, if our customers or merchants transfer products into unauthorized jurisdictions or our products interfere with the proper operation of other devices, we or consumers purchasing our products may be responsible for the damages that our products cause; thereby causing us to alter the performance of our products, pay substantial monetary damages or penalties, cause harm to our reputation, or cause us to suffer other adverse consequences.
Moreover, new regulations may negatively adversely affect our ability to procure or manufacture our products. For instance, requirements regarding our use of certain minerals, known as conflict minerals, in our products and the suppliers who provide those minerals, particularly from and around the Democratic Republic of Congo, could decrease the number of suppliers capable of supplying our needs for certain metals or we may be unable to conclusively verify the origins of all metals used in our products. We may suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free.

We are regularly subject to a wide variety of litigation including commercial and employment litigation as well as claims related to alleged defects in the design and use of our products.

We are regularly subject to a wide variety of litigation including claims, lawsuits, and other similar proceedings involving our business practices and products including claims and disputes regarding product liability, labor and employment, and commercial matters. The number and significance of these claims and disputes have increased as our company has grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity.

For instance, the sales of our products expose us to product liability claims, including those alleging hearing loss. Additionally, our mobile headsets are used with mobile telephones and there has been public controversy over whether the radio frequency emissions from mobile phones are harmful to users of mobile phones. Likewise, research could establish a link between radio frequency emissions and corded or wireless headsets or we could become a party to litigation claiming such a link. There is also continuing public controversy over the use of mobile phones by operators of motor vehicles and we may be subject to allegations that use of a mobile phone and headset contributed to a motor vehicle accident.

In addition, we have been sued by employees regarding our employment practices and business partners regarding contractual rights and obligations. We have also been sued by a competitor, GN Netcom, Inc., regarding alleged violations of certain laws regulating competition and business practices which lawsuit is more specifically described in Part I, Item 3 under the caption "Legal Proceedings" and Part II, Item 8, Note 8 under the caption "Commitments and Contingencies" of this Annual Report on Form 10-K.

Frequently, the outcome and impact of any claims, lawsuits, and other similar proceedings cannot be predicted with certainty. Moreover, regardless of the outcome such proceedings can have an adverse impact on us because of significant legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders preventing us from offering certain products, or services, or requiring a change in our business practices in costly ways. Any of these consequences could materially harm our business.

We maintain product liability insurance and general liability insurance in amounts we believe sufficient to cover reasonably anticipated claims, including some of those described above; however, the coverage provided under the policies could be inapplicable or insufficient to cover the full amount of any one or more claims. Consequently, claims brought against us, whether or not successful, could have a material adverse effect upon our business, financial condition, and results of operations.

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
Our success depends to a large extent upon the services of a limited number of executive officers and other key employees. The unanticipated loss of the services of one or more of our executive officers or key employees could have a material adverse effect upon our business, financial condition, and results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain highly skilled technical, management, sales, and marketing personnel. Competition for such personnel is intense. We may not be successful in attracting and retaining such personnel, and our failure to do so could have a material adverse effect on our business, operating results, or financial condition.
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
We have $15.8 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill were to exceed its implied fair value, or if the carrying value of intangible assets were not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.
As a result of past acquisitions we have $15.8 million of goodwill and other intangible assets on our consolidated balance sheet as of March 31, 2016.  It is impossible at this time to determine if any future impairment charge could occur or, if it does, whether such charge related to these assets would be material. If such a charge is necessary, it may have a material adverse effect our financial results.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California.  Our facilities are located throughout the Americas, Europe, and Asia.  The table below lists the major facilities owned or leased as of March 31, 2016:

Location	Square Footage	Lease/Own	Primary Use
Santa Cruz, California	163,328	Own	Sales & Marketing, Engineering, Administration, Light Assembly
Santa Cruz, California	20,325	Lease	Light Assembly, Sales, Engineering, Administration
Tijuana, Mexico	792,304	Own	Engineering, Assembly, Administration, Logistic and Distribution Center, Design Center, Call Center, and TAC.
San Diego, California	23,368	Lease	Industrial and Office Space
Chattanooga, Tennessee	10,125	Own	Light Assembly, Sales and Marketing, Engineering, Administration, and TAC (Technical Assistance Center)
Hoofddorp, Netherlands	16,640	Lease	Administrative and TAC
Suzhou, China	42,012	Lease	Sales, Administration, Design Center, Quality, TAC
Wootton Bassett, UK	21,824	Own	Main Building Sales, Engineering, Administration
Wootton Bassett, UK	15,970	Own	Currently leased to a third party

ITEM 3.  LEGAL PROCEEDINGS

On October 12, 2012, GN Netcom, Inc. sued Plantronics, Inc. in the U.S. District Court for the District of Delaware, case number 1:12cv01318, alleging violations of the Sherman Act, the Clayton Act, and Delaware common law. In its complaint, GN specifically alleges four causes of action: Monopolization, Attempted Monopolization, Concerted Action in Restraint of Trade, and Tortious Interference with Business Relations. GN claims that Plantronics dominates the market for headsets sold into contact centers in the United States and that a critical channel for sales of headsets to contact centers is through a limited network of specialized independent distributors (“SIDs”). GN asserts that Plantronics attracts SIDs through Plantronics Only Distributor Agreements and the use of these agreements is allegedly illegal. Plantronics denies each of the allegations in the complaint and is vigorously defending itself. See Note 8, Commitments and Contingencies, of our Notes to Consolidated Financial Statements in this Form 10-K.

During the quarter ended December 26, 2015, GN Netcom (“GN”) and Plantronics commenced the briefing on a motion for sanctions against Plantronics for spoliation of evidence. The briefing was concluded in early January. A court date for a hearing on the motion for sanctions is scheduled for May 18, 2016. There exists a reasonable possibility of the court issuing a sanction; however, we believe the low end of the possible range of losses is zero and the upper end of the range is immaterial. In the event we were to incur other, non-monetary sanctions for spoliation of evidence, it may have an adverse impact on the substantive case brought against us on October 12, 2012. However, we are unable to estimate a loss or range of losses that could possibly result from the substantive case should non-monetary sanctions be brought against us.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol “PLT”.  The following table sets forth the low and high sales prices as reported on the NYSE for each period indicated:

	Low	High
Fiscal Year 2016
First Quarter	$52.32	$58.09
Second Quarter	$51.15	$58.08
Third Quarter	$47.81	$54.93
Fourth Quarter	$32.55	$48.54
Fiscal Year 2015
First Quarter	$41.57	$47.88
Second Quarter	$46.12	$51.00
Third Quarter	$43.27	$53.84
Fourth Quarter	$45.83	$55.45

As of May 12, 2016, there were approximately 48 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners, but we believe it is significantly higher than the number of record holders.  On April 1, 2016, the last trading day of fiscal year 2016, the last sale reported on the NYSE for our common stock was $39.36 per share.

Cash Dividends

Quarterly dividends paid per share in fiscal years 2016 and 2015 were $0.15, resulting in total payments of $21.1 million and $25.7 million, respectively. On May 3, 2016, the Audit Committee approved the payment of a dividend of $0.15 per share on June 10, 2016 to holders of record on May 20, 2016.  We expect to continue paying a quarterly dividend of $0.15 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors each quarter after its review of our financial performance and financial position.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of fiscal year 2016:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
December 27, 2015 to January 23, 2016	2,483	[3]	$—	—	37,868
January 24, 2016 to February 20, 2016	174,885	[4]	$34.73	172,583	865,285
February 21, 2016 to April 2, 2016	232,699	[5]	$37.29	231,274	634,011

[1]	On January 29, 2016, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

[2]	"Average Price Paid per Share" reflects only our open market repurchases of common stock.

[3]	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[4]	Includes 2,302 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[5]	Includes 1,425 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[6]	These shares reflect the available shares authorized for repurchase under the May 21, 2015 and January 29, 2016 programs.

Refer to Note 12, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below. Fiscal year 2016 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

	Fiscal Year Ended March 31,
	2012	2013[3]	2014	2015[2]	2016[1]

STATEMENT OF OPERATIONS DATA:
Net revenues	$713,368	$762,226	$818,607	$865,010	$856,907
Operating income	$141,353	$138,097	$140,124	$149,085	$108,041
Operating margin	19.8%	18.1%	17.1%	17.2%	12.6%
Income before taxes	$142,602	$138,425	$141,139	$145,251	$82,176
Net income	$109,036	$106,402	$112,417	$112,301	$68,392
Basic earnings per share	$2.48	$2.55	$2.65	$2.69	$2.00
Diluted earnings per share	$2.41	$2.49	$2.59	$2.63	$1.96
Cash dividends declared per common share	$0.20	$0.40	$0.40	$0.60	$0.60
Shares used in basic per share calculations	44,023	41,748	42,452	41,723	34,127
Shares used in diluted per share calculations	45,265	42,738	43,364	42,643	34,938
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$334,512	$345,357	$335,421	$374,709	$395,317
Total assets	$672,470	$764,605	$811,815	$876,042	$933,437
Long-term debt, net of issuance costs	$—	$—	$—	$—	$489,609
Revolving line of credit	$37,000	$—	$—	$34,500	$—
Other long-term obligations	$13,360	$12,930	$15,544	$19,323	$22,262
Total stockholders' equity	$527,244	$646,447	$698,664	$727,397	$312,399
OTHER DATA:
Cash provided by operating activities	$140,448	$125,501	$141,491	$154,438	$146,869

[1]
We initiated a restructuring plan during the third quarter of fiscal year 2016. Under the plan, we reduced costs by eliminating certain positions in the US, Mexico, China, and Europe. The pre-tax charges of $16.2 million incurred during fiscal year 2016 were incurred for severance and related benefits. During fiscal year 2016, we recognized gains from litigation of $1.2 million, due primarily to a payment by a competitor to dismiss litigation involving the alleged infringement of a patent assigned to us.

[2]
During fiscal year 2015, we recognized a gain of $6.5 million upon payment by a competitor to dismiss litigation involving the alleged infringement of a patent assigned to us. In addition, we recognized a gain of $2.2 million related to the resolution of an insurance coverage dispute with one of its insurance carriers.

[3]
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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the sections entitled "Certain Forward Looking Information" and "Risk Factors" above for discussions of the uncertainties, risks, and assumptions associated with these statements.  Our fiscal year-end financial reporting periods end on the Saturday closest to March 31st.  Fiscal year 2016 had 53 weeks and ended on April 2, 2016, fiscal years 2015 and 2014 each had 52 weeks and ended on March 28, 2015, and March 29, 2014, respectively.  For purposes of presentation, we have indicated our accounting fiscal year as ending on March 31.

OVERVIEW

We are a leading designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, other communication endpoints, and accessories for the worldwide business and consumer markets under the Plantronics brand.  In addition, we manufacture and market specialty telephone products under our Clarity brand, such as telephones for the hearing impaired, and other related products for people with special communication needs. Our major product categories are Enterprise, which includes headsets optimized for Unified Communications (“UC”), other corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC") and gaming headsets, and specialty products marketed for hearing impaired individuals.

Compared to the prior year, net revenues decreased 0.9% to $856.9 million. The decrease in net revenues was driven by lower revenues within our Consumer product category, which declined 6.3% from the prior year. This decline was partially offset by slight growth in our Enterprise product category, which increased 1.2% from the prior year. While our primary driver of revenue growth continues to be revenues from the sale of our UC products, our  fiscal year 2016 Consumer revenues were negatively impacted by $22 million due to the rapid decline of the U.S. market for mono Bluetooth headsets. However, we believe we grew our market share in this category, which helped to partially offset the decline. Our fiscal year 2016 revenues were also negatively impacted by fluctuations in foreign currency exchange rates. Compared to the other foreign currencies in which we sell, a stronger U.S. Dollar ("USD") decreased net revenues by approximately $27 million, net of the effects of hedging, in our fiscal year 2016 compared to the prior year.

Operating profit decreased 27.5% to $108.0 million, due primarily to restructuring charges taken during fiscal year 2016, the fluctuations in foreign currency exchange rates, and the impact of a non-recurring, favorable litigation settlement in fiscal year 2015. The adverse fluctuations in foreign currency exchange rates negatively impacted our net revenues but favorably impacted our operating expenses, although to a lesser degree, for a net unfavorable impact of $11 million to our operating profit. These items were partially offset by a reduction in variable compensation expense due to lower profitability. We delivered $68.4 million in net income, representing approximately 8.0% of our net revenues.

We generate approximately 40% to 45% of our revenues from international sales; therefore, the impact of currency movements on our net revenues can be significant. In addition, in some international locations where we sell in USD, we also face additional pricing pressure, discounting, and lost business as the stronger dollar negatively impacts buying decisions. Unfavorable impacts from the global economy and consumer spending together with exchange rate fluctuations could continue to negatively impact our net revenues in our fiscal year 2017. We continually work to offset currency movements through hedging strategies designed to minimize the volatility of results and dampen large fluctuations. However, as our revenue hedging instruments cover a period of up to 12 months, the hedging conducted a year ago is expected to deliver little benefit to offset the stronger dollar against other major currencies in fiscal year 2017.

Revenues from our Consumer products channel are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer product category performance, such as consumer preferences, changes in consumer confidence and other macroeconomic factors, product life-cycles (including the introduction and pace of adoption of new technology), and the competitive retail environment. Our Consumer business continues to be impacted by a decline in sales volumes in our mono Bluetooth products as the market for these products contracts. The unit volumes in our stereo Bluetooth category increased slightly when compared to the prior fiscal year, driven primarily by our newer generation of products. We anticipate that these newer products and other planned investments in the Consumer category will allow us to better compete in these consumer product categories as they continue to expand. While we have been building our stereo portfolio over the last several years, it is not yet as robust as our mono Bluetooth portfolio of products. As a result of these market changes, we have reduced the amount we expect to invest in non-premium mono Bluetooth portfolio while shifting that investment toward additional stereo Bluetooth products. This shift toward entertainment solutions is important to our long-term brand position.

Due to slower than anticipated growth of UC revenues, combined with the negative impact of a strengthening dollar, and a sharp decrease in the U.S. mono Bluetooth market, our fiscal year 2016 revenues declined year over year, causing us to make some necessary changes to reduce our cost structure. During the third quarter of fiscal year 2016 we initiated a restructuring plan to better align expenses to our revenue and gross margin profile and position us for improved operating performance. Under that plan, we reduced costs through voluntary and involuntary elimination of certain positions throughout the organization in the U.S., Mexico, China, and Europe. The restructuring actions have resulted in pre-tax charges of approximately $16.2 million in our fiscal year 2016.

Looking forward to fiscal year 2017, UC continues to be our primary focus area. With the vast majority of the UC opportunity still ahead of us, we believe we are in the beginning stage of a potentially long period of growth. We believe UC represents our key long-term driver of revenue and profit growth, as we anticipate UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration. We believe growth of UC will increase overall headset adoption in enterprise environments, and we expect most of the growth in our Enterprise product category over the next five years to come from headsets designed for UC.

In addition, in fiscal year 2017 we are expecting to launch new peripheral "as-a-service" offerings which we anticipate will complement our existing suite of product offerings as we move toward a hybrid business model of hardware, software, and services. We believe these enhanced offerings will allow us to expand the reach of our solutions portfolio and scale for growth. Our aim is to simplify our customers' experience and drive a baseline of experiences across our portfolio. During our fiscal year 2017, we will strive to transform data into actionable insights for our customers through software solutions that will offer reporting on asset management, usage, and conversation/acoustic health. In order to achieve these objectives, we will redefine our sales and marketing relationships and harmonize goals across these organizations to ensure we are working toward the same shared vision and go-to-market strategy.

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

Net Revenues

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2015	Change		March 31, 2015	March 31, 2016	Change
Net revenues:
Enterprise	$588,265	$619,284	$31,019	5.3%	$619,284	$626,666	$7,382	1.2%
Consumer	230,342	245,726	15,384	6.7%	245,726	230,241	(15,485)	(6.3)%
Total net revenues	$818,607	$865,010	$46,403	5.7%	$865,010	$856,907	$(8,103)	(0.9)%

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

Our net revenues decreased in fiscal year 2016 compared to fiscal year 2015 due largely to a decline in Consumer revenues, which was mainly attributable to the shrinking mono Bluetooth market. This decline was partially offset by slight growth in our Enterprise revenues driven by an increase in demand for UC products resulting from continued adoption of UC voice solutions in the marketplace, partially offset by a slight decline in Core Enterprise (non-UC products).

A stronger U.S. Dollar ("USD") compared to the other foreign currencies in which we sell decreased net revenues by approximately $27 million, net of the effects of hedging, in fiscal year 2016 compared to fiscal year 2015. We generate approximately 44% of our revenues from international sales; therefore, the impact of currency movements on our net revenues can be significant. In fiscal year 2017, our revenues may continue to be affected by uncertainty surrounding exchange rate fluctuations as well as the global economy and consumer spending.

Our net revenues increased in fiscal year 2015 compared to fiscal year 2014 due largely to growth in Enterprise revenues, which was mainly attributable to growth in demand for UC products driven by continued adoption of UC voice solutions in the marketplace. Growth in our net revenues from Consumer products was the result of continued success in the market of key products such as our Voyager Legend mono Bluetooth headset and our Backbeat GO2 and BackBeat FIT stereo Bluetooth headsets. In addition, we successfully introduced Voyager Edge and Backbeat PRO during our fiscal year 2015, driving incremental sales. Partly offsetting these increases were reductions in revenue from our PC and Entertainment product line as our portfolio was awaiting a refresh which began in fiscal year 2016. A stronger U.S. Dollar ("USD") compared to the other foreign currencies in which we sell decreased net revenues by approximately $5 million, net of the effects of hedging, in fiscal year 2015 compared to fiscal year 2014.

Geographic Information

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2015	Change		March 31, 2015	March 31, 2016	Change
Net revenues:
United States	$475,278	$487,607	$12,329	2.6%	$487,607	$482,622	$(4,985)	(1.0)%
As a percentage of net revenues	58.1%	56.4%			56.4%	56.3%
Europe and Africa	195,385	213,702	18,317	9.4%	213,702	217,633	3,931	1.8%
Asia Pacific	94,455	104,829	10,374	11.0%	104,829	105,687	858	0.8%
Americas, excluding United States	53,489	58,872	5,383	10.1%	58,872	50,965	(7,907)	(13.4)%
Total international net revenues	343,329	377,403	34,074	9.9%	377,403	374,285	(3,118)	(0.8)%
As a percentage of net revenues	41.9%	43.6%			43.6%	43.7%
Total net revenues	$818,607	$865,010	46,403	5.7%	$865,010	$856,907	$(8,103)	(0.9)%

As a percentage of total net revenues, U.S. net revenues decreased slightly compared with international revenues in fiscal year 2016 compared to fiscal year 2015. The decrease in absolute dollars in U.S. net revenues was driven primarily by weaker Consumer revenues primarily as a result of the declining mono Bluetooth market, which was partially offset by increased Enterprise net revenues due to continued growth in demand for UC. The decrease in absolute dollars in international revenues was due primarily to decreased Core Enterprise net revenues, partially offset by higher UC and Consumer revenues. International revenues were reduced by approximately $27 million, net of the effects of hedging, in fiscal year 2016 compared to fiscal year 2015, due to unfavorable foreign exchange fluctuations in the other foreign currencies in which we sell.

As a percentage of total net revenues, U.S. net revenues decreased slightly compared with international revenues in fiscal year 2015 compared to fiscal year 2014. The increase in absolute dollars in U.S. net revenues was driven primarily by increased Enterprise net revenues due to continued growth in demand for UC and stronger Consumer revenues as a result of a refreshed and enhanced next generation product portfolio. The increase in absolute dollars in international revenues was due primarily to increased Enterprise net revenues reflecting continued growth in demand for UC products and, to a lesser extent, higher Consumer revenues. International revenues were reduced by approximately $5 million, net of the effects of hedging, in fiscal year 2015 compared to fiscal year 2014, due to unfavorable foreign exchange fluctuations in the other foreign currencies in which we sell.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, reserves for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2015	Change		March 31, 2015	March 31, 2016	Change
Net revenues	$818,607	$865,010	$46,403	5.7%	$865,010	$856,907	$(8,103)	(0.9)%
Cost of revenues	391,979	403,391	11,412	2.9%	403,391	422,233	18,842	4.7%
Gross profit	$426,628	$461,619	$34,991	8.2%	$461,619	$434,674	$(26,945)	(5.8)%
Gross profit %	52.1%	53.4%			53.4%	50.7%

Compared to the prior year, gross profit as a percentage of revenues decreased in fiscal year 2016 due primarily to the weakening of foreign currencies relative to the USD, which negatively impacted margins on our international product sales. Gross profit was further negatively impacted by a lower mix of Core Enterprise sales, which carry higher margins than our UC and Consumer categories.

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

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2015	Change		March 31, 2015	March 31, 2016	Change
Research, development and engineering	$84,781	$91,627	$6,846	8.1%	$91,627	$90,408	$(1,219)	(1.3)%
% of total net revenues	10.4%	10.6%			10.6%	10.6%

The decrease in research, development, and engineering expenses in fiscal year 2016 compared to fiscal year 2015 was due primarily to a reduction in variable compensation associated with lower profitability and a favorable impact due to foreign currency fluctuations . These items were partially offset by higher equity-based compensation expense resulting from restricted stock grants made after May 2013, which vest over three years, compared to restricted stock grants made prior to May 2013, which vest over four years.

The increase in research, development, and engineering expenses in fiscal year 2015 compared to fiscal year 2014 was due primarily to $4.7 million in headcount-related costs, including increased salary expense, and performance-based compensation, and an increase to equity-based compensation resulting from the shorter vesting schedule of restricted stock grants made after May 2013 compared to restricted stock grants made prior to May 2013.

Selling, General, and Administrative

Selling, general, and administrative expense consists primarily of compensation costs, marketing costs, travel expenses, professional service fees, and allocations of overhead expenses, including IT, facilities, and human resources costs.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2015	Change		March 31, 2015	March 31, 2016	Change
Selling, general and administrative	$201,176	$229,569	$28,393	14.1%	$229,569	$221,299	$(8,270)	(3.6)%
% of total net revenues	24.6%	26.5%			26.5%	25.8%

The decrease in selling, general, and administrative expenses in fiscal year 2016 compared to fiscal year 2015 was due primarily to a reduction in variable compensation expense associated with lower profitability, a favorable impact due to foreign currency fluctuations, and reduced legal, IT, and outside services expenses. These decreases were partially offset by higher equity-based compensation expense resulting from the shorter vesting schedule of restricted stock grants made after May 2013 compared to restricted stock grants made prior to May 2013, and an increase in bad debt expense related to RadioShack's bankruptcy proceedings.

The increase in selling, general, and administrative expenses in fiscal year 2015 compared to fiscal year 2014 was due primarily to $13.5 million in higher headcount-related costs resulting from higher performance-based compensation reflecting higher net revenues and higher overall achievement against targets, including an increase to equity-based compensation resulting from the shorter vesting schedule of restricted stock grants made after May 2013 compared to restricted stock grants made prior to May 2013. We also experienced an increase of $3.3 million in depreciation and $7.1 million in higher legal expenses, driven mainly by ongoing litigation.

Gain from Litigation Settlements

During the fiscal year ended March 31, 2016 we recognized gains of approximately $1.2 million, net of immaterial legal contingency fees, within operating income. These gains were primarily the result of net receipts of $0.8 million from a competitor to dismiss litigation involving the alleged infringement of a patent assigned to us as well as miscellaneous immaterial settlements with other parties.

During the fiscal year ended March 31, 2015 we recognized gains of approximately $8.7 million, net of immaterial legal contingency fees, within operating income. These gains were the result of net receipts of $6.5 million from a competitor to dismiss litigation involving the alleged infringement of a patent assigned to us and $2.2 million related to the resolution of an insurance coverage dispute with one of our insurance carriers. There were no such gains for the fiscal year ended March 31, 2014.

Restructuring and Other Related Charges

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2015	Change		March 31, 2015	March 31, 2016	Change
Restructuring and other related charges	$547	$—	$(547)	100.0%	$—	$16,160	$16,160	100.0%
% of net revenues	0.1%	—%			—%	1.9%

In the third quarter of fiscal year 2016 we initiated a restructuring plan intended to streamline and focus our efforts in order to more closely align our cost structure with our projected future revenue streams, which will better position us for improved operating performance and profitability. This measure was taken as a part of a broader effort to optimize the organization around our long-term strategic initiatives while adjusting for current macroeconomic business conditions and involved the reduction of approximately 125 positions. These staff reductions were substantially complete by the end of fiscal year 2016.

In connection with this plan, we have recorded pre-tax charges of approximately $16.2 million, consisting of severance and related benefits. These charges were offset by a reduction in our fiscal year 2016 stock-based compensation expense of $1.5 million attributable to stock award forfeitures resulting from the restructuring action. Projected annual saving from this plan are in the range of approximately $15 to $16 million and will enable us to reduce our cost structure to better support our long-term profitability targets and maintain our competitiveness. See Note 11, Restructuring and Other Related Charges, of our Notes to Consolidated Financial Statements in this Form 10-K for further information on restructuring costs.

Interest Expense

Interest expense of $25.1 million for fiscal year 2016, was primarily related to the 5.50% Senior Notes and included $1.2 million in amortization of debt issuance costs. Interest expense for fiscal years 2015 and 2014 was immaterial and did not include such costs.

Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands)	March 31, 2014	March 31, 2015	Change		March 31, 2015	March 31, 2016	Change
Income before income taxes	$141,139	$145,251	$4,112	2.9%	$145,251	$82,176	$(63,075)	(43.4)%
Income tax expense	28,722	32,950	4,228	14.7%	32,950	13,784	(19,166)	(58.2)%
Net income	$112,417	$112,301	$(116)	(0.1)%	$112,301	$68,392	$(43,909)	(39.1)%
Effective tax rate	20.4%	22.7%			22.7%	16.8%

The effective tax rate for fiscal year 2016 is lower than that in the previous year due primarily to domestic interest expense on new debt and tax benefits associated with the unwind of prior cost-sharing of stock based compensation for the engineering function. A retroactive and permanent reinstatement of the federal research credit was signed into law on December 18, 2015. As such, our effective tax rate for fiscal year 2016 includes the benefit of one quarter of credits for fiscal year 2015 plus the tax benefit for the fiscal year 2016 tax credit.

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

Our effective tax rate for fiscal years 2016, 2015, and 2014 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income, which could result in a valuation allowance being required.

We had $12.7 million of unrecognized tax benefits as of March 31, 2016 compared to $12.8 million and $12.6 million as of March 31, 2015 and 2014, respectively. The unrecognized tax benefits as of the end of fiscal year 2016 would favorably impact the effective tax rate in future periods, if recognized.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2016, we had approximately $1.6 million of accrued interest related to uncertain tax positions, compared to $1.8 million and $1.7 million as of March 31, 2015 and 2014, respectively. No penalties have been accrued.

The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities.  Currently, we cannot reasonably estimate the amount of reductions, if any, during the next twelve months.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S.  All federal tax matters have been concluded for tax years prior to fiscal year 2013. The California Franchise Tax Board completed its examination of our 2007 and 2008 tax years. The Company received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material.  Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2011, except for the United Kingdom, which has been concluded for tax years prior to fiscal year 2015.

FINANCIAL CONDITION

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in thousands)	Fiscal Year Ended March 31,			Change
Total cash provided by (used for):	2014	2015	2016	2014 vs. 2015	2015 vs. 2016
Operating activities	$141,491	$154,438	$146,869	$12,947	$(7,569)
Investing activities	(57,971)	(21,566)	(131,600)	36,405	(110,034)
Financing activities	(80,534)	(85,218)	(56,697)	(4,684)	28,521
Effect of exchange rate changes on cash and cash equivalents	942	(3,508)	(156)	(4,450)	3,352
Net increase (decrease) in cash and cash equivalents	$3,928	$44,146	$(41,584)

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

Operating Activities

Net cash provided by operating activities during the year ended March 31, 2016 decreased from the prior year due primarily to lower net income after adjusting for non-cash items - predominantly the remeasurement of our non-designated hedge instruments, stock-based compensation, non-cash restructuring charges, and depreciation/amortization. These items were partially offset by a decrease in accounts receivable, and an increase in accounts payable both driven by a shorter cash conversion cycle.

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

Investing Activities

Net cash used for investing activities during the year ended March 31, 2016 increased from the year ended March 31, 2015 due to an increase in the net purchases of investments and an increase in capital expenditures.

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

We anticipate our capital expenditures in fiscal year 2017 to be approximately $25.0 million to $30.0 million, related to costs associated with the purchase and related construction of a new smarter working office for our European headquarters in the Netherlands as well as costs associated with building and leasehold improvements at our U.S. headquarters, the implementation of a manufacturing execution system at our facility in Mexico, and other IT-related expenditures. The remainder of the anticipated capital expenditures for fiscal year 2017 consist primarily of capital investment in our manufacturing capabilities, including tooling for new products. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities during the year ended March 31, 2016 decreased from the year ended March 31, 2015 primarily driven by net proceeds received from issuance of the 5.50% Senior Notes partially offset by an increase in the level of common stock repurchases.

Net cash used for financing activities during the year ended March 31, 2015 increased from the year ended March 31, 2014 due to an increase in the level of common stock repurchases and an increase in our quarterly dividend beginning in the first quarter of our fiscal year 2015. These items were partially offset by an increase in proceeds from our revolving line of credit.

On May 3, 2016, we announced that our Audit Committee of the Board of Directors ("the Audit Committee") had declared a cash dividend of $0.15 per share of our common stock, payable on June 10, 2016 to stockholders of record at the close of business on May 20, 2016.  We expect to continue paying a quarterly dividend of $0.15 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash uses have historically been for repurchases of our common stock and dividend payments.  At March 31, 2016, we had working capital of $487.8 million, including $395.3 million of cash, cash equivalents, and short-term investments, compared to working capital of $507.8 million, including $374.7 million of cash, cash equivalents, and short-term investments at March 31, 2015.  The decrease in working capital at March 31, 2016 compared to March 31, 2015 results from the decrease in accounts receivable and increase in accounts payable both due primarily to improved working capital management.

Our cash and cash equivalents as of March 31, 2016 consist of bank deposits with third party financial institutions, Commercial Paper, and Corporate Bonds.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of March 31, 2016, of our $395.3 million of cash, cash equivalents, and short-term investments, $40.9 million is held domestically while $354.4 million is held by foreign subsidiaries, approximately 90% of which were based in U.S. dollar-denominated holdings. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to indefinitely reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit. Our investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of March 31, 2016, our investments are composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

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

(in millions except share data)	Fiscal Year Ended March 31,
	2014	2015	2016
Repurchase of common stock:
Shares	1,949,407	2,221,448	9,077,223
Cost	$85.7	$112.9	$497.4

Employees' tax withheld and paid for restricted stock and restricted stock units:
Shares	138,022	164,387	200,642
Cost	$6.2	$7.6	$11.1

As of March 31, 2016, there remained a total of 634,011 shares authorized for repurchase under the stock repurchase program approved by the Board on January 29, 2016. Refer to Note 12, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Form 10-K for more information regarding our stock repurchase programs. We had no retirements of treasury stock in fiscal years 2016, 2015, and 2014.

In May 2015, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”). The Credit Agreement amended and restated our prior credit agreement, dated as of May 2011. The Credit Agreement provides for a $100.0 million unsecured revolving credit facility to augment our financial flexibility. Our obligations under the Credit Agreement are required to be guaranteed by the Company’s domestic subsidiaries, subject to certain exceptions.

In May 2016, we executed a First Amendment to Amended and Restated Credit Agreement and Limited Waiver (the “Amended Credit Agreement”). The Amended Credit Agreement extends the term of the Credit Agreement by one year to May 9, 2019, and waives a default under the Credit Agreement in effect as of March 31, 2016 in which our debt to EBITDA ratio minimally exceeded the previously agreed upon ratio of 3:1. The breach of the covenant was primarily a result of our restructuring activities in the third and fourth quarters of fiscal year 2016.

Revolving loans under the Amended Credit Agreement will bear interest, at our election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2019. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears. The Company may prepay the loans and terminate the commitments under the Amended Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of March 31, 2016 the Company had no outstanding borrowings under the line of credit. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and,

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

In addition, we and our subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Amended Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Amended Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. As of March 31, 2016, we were in breach of our debt to EBITDA ratio covenant but in compliance with all other ratios and covenants by a substantial margin.

On May 2, 2016, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at March 31, 2016. Pursuant to the terms of the waiver and amendment to the Credit Agreement, the $16.2 million of restructuring charges recorded in our fiscal year 2016 will be excluded from the lender’s rolling four-quarter EBITDA calculation.  This exclusion of restructuring charges does not automatically extend to any such future charges, should they be incurred.

This breach is not considered to be a cross-default on our 5.50% Senior Notes and as such has no impact on the amount or timing of amounts payable related to these debt instruments.

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

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and the availability of additional funds under the Amended Credit Agreement will be sufficient to fund operations for at least the next 12 months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Annual Report on Form 10-K, including the sections entitled “Certain Forward-Looking Information” and “Risk Factors” for factors that could affect our estimates for future financial needs and sources of working capital.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2016 and 2015, we had off-balance sheet consigned inventories of $41.1 million and $33.4 million, respectively.

The following table summarizes our future contractual obligations as of March 31, 2016 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$9,227	$2,416	$2,801	$2,155	$1,855
Unconditional purchase obligations	150,930	145,276	5,654	—	—
Long term debt (5.50% Senior Notes)	$707,455	$27,500	$55,000	$55,000	$569,955
Total contractual cash obligations	$867,612	$175,192	$63,455	$57,155	$571,810

Operating Leases

We lease certain facilities under operating leases expiring through our fiscal year 2026. Certain of these leases provide for renewal options for periods ranging from one to three years and in the normal course of business, we may exercise the renewal options.

Unconditional Purchase Obligations

We utilize several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 31, 2016, we had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $150.9 million, all of which we expect to consume in the normal course of business.

Unrecognized Tax Benefits

As of March 31, 2016, long-term income taxes payable reported on our consolidated balance sheet included unrecognized tax benefits and related interest of $12.7 million and $1.6 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits and they are not included in the contractual obligations table above.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next twelve months.

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

We have not made any material changes in the accounting methodology we use to measure sales return reserves or incentive allowances during the past three fiscal years. Substantially all credits associated with these activities are processed within the following fiscal year, and therefore, do not require subjective long-term estimates; however, if actual results are not consistent with the assumptions and estimates used, we may be exposed to losses or gains that could be material. If we increased our estimate as of March 31, 2016 by a hypothetical 10%, our sales returns reserve and sales incentive allowance would have increased by approximately $0.7 million and $1.2 million, respectively. Net of the estimated value of the inventory that would be returned, this would have decreased gross profit and net income by approximately $4.0 million and $3.3 million, respectively.

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE"), if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE are available. In multiple element arrangements where more-than-incidental software deliverables are included, we allocate revenue to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Revenue recognized for the software portion of multiple element arrangements was less than 1% of total net revenues for the years ended March 31, 2016 and 2015. As of March 31, 2016 and 2015, total deferred revenue related to the software portion of multiple-element arrangements was $2.7 million and $2.0 million, respectively.

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

We have not made any material changes in the accounting methodology we use to estimate our inventory write-downs or adverse purchase commitments during the past three fiscal years. If the demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of our inventory, we may be required to record additional inventory write-downs or adverse purchase commitments, which would negatively affect our results of operations in the period the write-downs or adverse purchase commitments were recorded. If we increased our inventory reserve and adverse purchase commitment reserve estimates as of March 31, 2016 by a hypothetical 10%, the reserves and cost of revenues would have each increased by approximately $0.4 million and our net income would have been reduced by approximately $0.4 million.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. Factors that affect the warranty obligation include historical and projected product failure rates, estimated return rates, material usage, service related costs incurred in correcting product failure claims, and knowledge of specific product failures that are outside of the Company’s typical experience. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. If we increased our warranty obligation estimate as of March 31, 2016 by a hypothetical 10%, our obligation and the associated cost of revenues would have each increased by approximately $0.9 million and our net income would have been reduced by approximately $0.6 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding share-based compensation, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The guidance is effective our fiscal year ended March 31, 2018. Early adoption is permitted. We are currently evaluating the effect this new accounting guidance may have on our consolidated results of operations and cash flows.

In February 2016, the FASB issued additional guidance regarding both operating and financing leases, requiring lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.” For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. Extensive additional quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of expense recognized and expected to be recognized. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for our fiscal year ending March 31, 2020. The new standard must be adopted using a modified retrospective transition that provides for certain practical expedients and requires the new guidance to be applied at the beginning of the earliest comparative period presented. We are currently evaluating the effect this new accounting guidance may have on our consolidated results of operations, financial position, and cash flows.

In January 2016, the FASB issued additional guidance regarding the recognition and measurement of financial assets and liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. We are required to adopt the standard in the first quarter of our fiscal year ending March 31, 2019, but may elect to adopt earlier as permitted under the standard. We are currently evaluating what impact, if any, the adoption of this standard will have on our consolidated results of operations, financial position, and cash flows.

In July 2015, the FASB issued additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. We are required to adopt the standard in the first quarter of our fiscal year ending March 31, 2018, but may elect to adopt earlier as permitted under the standard. The adoption is not expected to have a material impact on our consolidated results of operations, financial position, or cash flows.

In April 2015, the FASB issued additional guidance regarding cloud computing arrangements. The guidance requires registrants to account for a cloud computing arrangement that includes a software license element consistent with the acquisition of other software licenses. Cloud computing arrangement without software licenses are to be accounted for as a service contract. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. We have elected to adopt the new standard beginning in the first quarter of our fiscal year 2016. The adoption is not expected to have a material impact on our consolidated results of operations, financial position, or cash flows.

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. Under the new standard, revenue will be recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In March 2016, the FASB issued additional guidance concerning "Principal versus Agent" considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectibility, noncash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as the greater "contracts with customers" standard. We are required to adopt the standard, as amended, in the first quarter of our fiscal year ending March 31, 2018 although, under the standard, we may adopt as early as the first quarter of our fiscal year ending March 31, 2017.  Presently, we are not yet in a position to assess the application date. We are currently evaluating what impact, if any, the adoption of this standard will have on our consolidated results of operations, financial position, and cash flows.

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

INTEREST RATE AND MARKET RISK

As of March 31, 2016 and 2015, we reported the following balances in cash and cash equivalents, short-term investments, and long-term investments:

	March 31,
(in millions)	2015	2016
Cash and cash equivalents	$276.9	$235.3
Short-term investments	$97.9	$160.1
Long-term investments	$107.6	$145.6

As of March 31, 2016, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investments. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the years ended March 31, 2016 and 2015.

Interest rates were relatively unchanged in the year ended March 31, 2016 compared to the prior year. During the year ended March 31, 2016, we generated approximately $1.8 million of interest income from our portfolio of cash equivalents and investments, compared to $1.4 million in fiscal year 2015. During the years ended March 31, 2016 and 2015, we did not incur a significant amount of interest expense due to outstanding balances under our revolving line of credit. The 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

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

We experienced $2.3 million in net foreign currency losses in the year ended March 31, 2016. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of March 31, 2016 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$33.1	$3.3	$(3.3)
GBP	Sell GBP	$5.7	$0.6	$(0.6)
AUD	Sell AUD	$9.5	$0.2	$(0.2)
CAD	Sell CAD	$2.0	$0.9	$(0.9)

Cash Flow Hedges

Approximately 44%, 44%, and 42% of net revenues in fiscal years 2016, 2015, and 2014, respectively, were derived from sales outside of the U.S., which were denominated primarily in EUR and GBP in each of the fiscal years.

As of March 31, 2016, we had foreign currency put and call option contracts with notional amounts of approximately €59.4 million and £18.4 million denominated in EUR and GBP, respectively. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $3.9 million or incur a loss of $5.1 million, respectively. As of March 31, 2015, we also had foreign currency put and call option contracts with notional amounts of approximately €67.9 million and £28.6 million, denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on the valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of March 31, 2016 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$97.2	$1.2	$(4.3)
Put options	$89.5	$2.7	$(0.8)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of March 31, 2016, we had cross currency swap contracts with notional amounts of approximately MXN 481.0 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of March 31, 2016 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$28.2	$(2.4)	$2.9

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at April 2, 2016 and March 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 16 "Income Taxes" to the consolidated financial statements, the Company changed the manner in which it has classified deferred taxes on its consolidated balance sheet in 2016.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 13, 2016

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$276,850	$235,266
Short-term investments	97,859	160,051
Accounts receivable, net	136,581	128,219
Inventory, net	56,676	53,162
Deferred tax assets	6,564	—
Other current assets	28,124	20,297
Total current assets	602,654	596,995
Long-term investments	107,590	145,623
Property, plant, and equipment, net	139,413	149,735
Goodwill and purchased intangibles, net	16,077	15,827
Deferred tax and other assets	10,308	25,257
Total assets	$876,042	$933,437
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,781	$39,133
Accrued liabilities	62,041	70,034
Total current liabilities	94,822	109,167
Long term debt, net of issuance costs	—	489,609
Long-term income taxes payable	12,984	11,968
Revolving line of credit	34,500	—
Other long-term liabilities	6,339	10,294
Total liabilities	148,645	621,038
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 47,028 shares and 46,050 shares issued at 2016 and 2015, respectively	783	793
Additional paid-in capital	717,848	769,489
Accumulated other comprehensive income	10,120	3,759
Retained earnings	209,960	257,291
Total stockholders' equity before treasury stock	938,711	1,031,332
Less: Treasury stock (common: 13,709 shares and 4,449 shares at 2016 and 2015, respectively) at cost	(211,314)	(718,933)
Total stockholders' equity	727,397	312,399
Total liabilities and stockholders' equity	$876,042	$933,437

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2014	2015	2016
Net revenues	$818,607	$865,010	$856,907
Cost of revenues	391,979	403,391	422,233
Gross profit	426,628	461,619	434,674
Operating expenses:
Research, development, and engineering	84,781	91,627	90,408
Selling, general, and administrative	201,176	229,569	221,299
Gain from litigation settlements	—	(8,662)	(1,234)
Restructuring and other related charges	547	—	16,160
Total operating expenses	286,504	312,534	326,633
Operating income	140,124	149,085	108,041
Interest expense	(238)	(241)	(25,149)
Other non-operating income and (expense), net	1,253	(3,593)	(716)
Income before income taxes	141,139	145,251	82,176
Income tax expense	28,722	32,950	13,784
Net income	$112,417	$112,301	$68,392

Earnings per common share:
Basic	$2.65	$2.69	$2.00
Diluted	$2.59	$2.63	$1.96

Shares used in computing earnings per common share:
Basic	42,452	41,723	34,127
Diluted	43,364	42,643	34,938

Cash dividends declared per common share	$0.40	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2014	2015	2016
Net income	$112,417	$112,301	$68,392
Other comprehensive income (loss):
Foreign currency translation adjustments	(244)	476	376
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the year	(3,750)	10,348	(3,786)
Net (gains) losses reclassified into net revenues for revenue hedges (effective portion)	965	(3,650)	(7,826)
Net (gains) losses reclassified into cost of revenues for cost of revenues hedges (effective portion)	(28)	449	4,801
Net unrealized gains (losses) on cash flow hedges	$(2,813)	$7,147	$(6,811)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the year	101	2	(67)

Aggregate income tax benefit (expense) of the above items	27	(143)	141
Other comprehensive income (loss)	(2,929)	7,482	(6,361)
Comprehensive income	$109,488	$119,783	$62,031

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2014	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,417	$112,301	$68,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,566	18,711	20,142
Amortization of debt issuance costs	—	—	1,208
Stock-based compensation	23,180	28,594	33,265
Excess tax benefit from stock-based compensation	(4,659)	(3,520)	(3,540)
Deferred income taxes	(5,813)	(980)	(8,291)
Provision for excess and obsolete inventories	4,138	931	2,430
Restructuring charges	547	—	16,160
Cash payments for restructuring charges	—	—	(10,385)
Other operating activities	1,436	(1,188)	7,680
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(11,136)	4,272	8,445
Inventory, net	6,040	128	1,357
Current and other assets	1,355	(5,368)	(605)
Accounts payable	(6,311)	(62)	5,407
Accrued liabilities	(418)	500	4,998
Income taxes	5,149	119	206
Cash provided by operating activities	141,491	154,438	146,869
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	102,414	96,129	102,517
Proceeds from maturities of investments	137,955	120,430	97,164
Purchase of investments	(247,355)	(216,013)	(300,620)
Acquisition, net of cash acquired	—	(150)	—
Capital expenditures and other assets	(50,985)	(21,962)	(30,661)
Cash used for investing activities	(57,971)	(21,566)	(131,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(85,654)	(112,939)	(497,393)
Employees' tax withheld and paid for restricted stock and restricted stock units	(6,222)	(7,611)	(11,068)
Proceeds from issuances under stock-based compensation plans	24,055	23,042	15,384
Payment of cash dividends	(17,372)	(25,730)	(21,061)
Proceeds from revolving line of credit	—	34,500	155,749
Repayments of revolving line of credit	—	—	(190,249)
Proceeds from bonds issuance, net of issuance costs	—	—	488,401
Excess tax benefit from stock-based compensation	4,659	3,520	3,540
Cash used for financing activities	(80,534)	(85,218)	(56,697)
Effect of exchange rate changes on cash and cash equivalents	942	(3,508)	(156)
Net increase (decrease) in cash and cash equivalents	3,928	44,146	(41,584)
Cash and cash equivalents at beginning of year	228,776	232,704	276,850
Cash and cash equivalents at end of year	$232,704	$276,850	$235,266
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$31,021	$33,804	$25,517
Cash paid for interest	—	—	$12,833
Non-cash investing activity - purchases of property, plant, and equipment for which payment has not yet been made	$—	$2,087	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2013	43,283	$757	$612,283	$5,567	$28,344	$(504)	$646,447
Net income	—	—	—	—	112,417	—	112,417
Foreign currency translation adjustments	—	—	—	(244)	—	—	(244)
Net unrealized losses on cash flow hedges, net of tax	—	—	—	(2,760)	—	—	(2,760)
Net unrealized gains on investments, net of tax	—	—	—	75	—	—	75
Proceeds from issuances under stock-based compensation plans	1,498	14	24,041	—	—	—	24,055
Repurchase of restricted common stock	(45)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(17,372)	—	(17,372)
Stock-based compensation	—	—	23,180	—	—	—	23,180
Tax benefit from stock-based awards	—	—	4,659	—	—	—	4,659
Repurchase of common stock	(1,949)	—	—	—	—	(85,654)	(85,654)
Employees' tax withheld and paid for restricted stock and restricted stock units	(138)	(1)	—	—	—	(6,221)	(6,222)
Other equity changes related to compensation	—	—	(680)	—	—	763	83
Balances at March 31, 2014	42,649	770	663,483	2,638	123,389	(91,616)	698,664
Net income	—	—	—	—	112,301	—	112,301
Foreign currency translation adjustments	—	—	—	476	—	—	476
Net unrealized losses on cash flow hedges, net of tax	—	—	—	7,004	—	—	7,004
Net unrealized gains on investments, net of tax	—	—	—	2	—	—	2
Proceeds from issuances under stock-based compensation plans	1,418	15	23,027	—	—	—	23,042
Repurchase of restricted common stock	(80)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(25,730)	—	(25,730)
Stock-based compensation	—	—	28,594	—	—	—	28,594
Tax benefit from stock-based awards	—	—	3,378	—	—	—	3,378
Repurchase of common stock	(2,221)	—	—	—	—	(112,939)	(112,939)
Employees' tax withheld and paid for restricted stock and restricted stock units	(165)	(2)	—	—	—	(7,609)	(7,611)
Other equity changes related to compensation	—	—	(634)	—		850	216
Balances at March 31, 2015	41,601	783	717,848	10,120	209,960	(211,314)	727,397
Net income	—	—	—	—	68,392	—	68,392
Foreign currency translation adjustments	—	—	—	376	—	—	376
Net unrealized gains on cash flow hedges, net of tax	—	—	—	(6,680)	—	—	(6,680)
Net unrealized gains on investments, net of tax	—	—	—	(57)	—	—	(57)
Proceeds from issuances under stock-based compensation plans	1,155	10	15,374	—	—	—	15,384
Repurchase of restricted common stock	(158)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(21,061)	—	(21,061)
Stock-based compensation	—	—	33,265	—	—	—	33,265
Tax benefit from stock-based awards	—	—	3,515	—	—	—	3,515
Repurchase of common stock	(9,077)	—	—	—	—	(497,393)	(497,393)
Employees' tax withheld and paid for restricted stock and restricted stock units	(201)	—	—	—	—	(11,068)	(11,068)
Other equity changes related to compensation	—	—	(513)	—	—	842	329
Balances at March 31, 2016	33,320	$793	$769,489	$3,759	$257,291	$(718,933)	$312,399

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2016 had 53 weeks and ended on April 2, 2016, fiscal years 2015 and 2014 each had 52 weeks and ended on March 28, 2015, and March 29, 2014, respectively.  For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31.

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

As of March 31, 2016, with the exception of assets related to the Company's deferred compensation plan, all investments were classified as available-for-sale, with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income ("AOCI") in stockholders’ equity.  The specific identification method is used to determine the cost of disposed securities, with realized gains and losses reflected in other non-operating income and (expense), net.

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

The Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts are carried at fair value with changes in the fair value recorded within other non-operating income and (expense), net in the consolidated statements of operations.  Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.

The Company has significant international revenues and costs denominated in foreign currencies, subjecting it to foreign currency risk. The Company purchases foreign currency option contracts and cross-currency swaps that qualify as cash flow hedges, with maturities of up to 24 months, to reduce the volatility of cash flows related primarily to forecasted revenue and intercompany transactions denominated in certain foreign currencies. All outstanding derivatives are recognized on the balance sheet at fair value. The effective portion of the designated derivative's gain or loss is initially reported as a component of AOCI and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

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

The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. As of March 31, 2016, the Company’s aggregate commitment to suppliers for parts used in the manufacture of the Company’s products was $150.9 million, which the Company expects to utilize in the normal course of business, net of an immaterial purchase commitments reserve. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to use in normal ongoing operations within the next twelve months. As of March 31, 2016 and 2015, the off-balance sheet consigned inventory balances were $41.1 million and $33.4 million, respectively.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

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

Level 3
The Company's unsecured revolving credit facility falls under the Level 3 hierarchy. The fair value of the Company’s line of credit approximates its carrying value because the interest rate is a variable rate that approximates rates currently available to the Company.

Revenue Recognition

The Company sells substantially all of its products to end users through distributors, retailers, and carriers. The Company's revenue is derived from the sale of headsets, telephone headset systems, and accessories for the business and consumer markets and is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured. These criteria are usually met at the time of product shipment; however, the Company defers revenue when any significant obligations remain and to date this has accounted for less than 1% of the Company's net revenues. Customer purchase orders and/or contracts are used to determine the existence of an arrangement. Product is considered delivered once it has been shipped and title and risk of loss have been transferred to the customer. The Company assesses whether a price is fixed or determinable based upon the selling terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based on a customer's credit quality, historical experience, and geographic or country-specific risks and economic conditions that may affect a customer's ability to pay.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended March 31, 2016, 2015, and 2014 was $2.0 million, $3.7 million, and $4.0 million, respectively.

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

Stock-Based Compensation Expense

 The Company applies the provisions of the Compensation - Stock Compensation Topic of the FASB ASC, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values. The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest.

The Company follows the tax law ordering approach to determine when excess tax benefits from stock-based awards have been realized and are recognized in additional paid-in capital. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital to the extent of the Company's pool of windfall tax benefits, with any remainder recognized in income tax expense. The Company has determined that it had a sufficient windfall pool available through the end of fiscal year 2016 to absorb any shortfalls. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of operations.

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

Plantronics’ investment policy limits investments to highly-rated securities. In addition, the Company limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy.  As of March 31, 2016 the Company's investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs"). As of March 31, 2015, the Company's investments were composed of Mutual Funds, Government Agency Securities, Commercial Paper, and Corporate Bonds.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets. One customer, SYNNEX Corporation, accounted for 11.2% of total net accounts receivable as of March 31, 2016. One customer D&H Distributing accounted for 11.1% of total net accounts receivable as of March 31, 2015. The Company does not believe other significant concentrations of credit risk exist. Plantronics performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains a provision for doubtful accounts based upon expected collectibility of all accounts receivable.

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

Recently Issued Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding share-based compensation, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The guidance is effective for the Company's fiscal year ended March 31, 2018. Early adoption is permitted. The Company currently evaluating the effect this new accounting guidance may have on its consolidated results of operations and cash flows.

In February 2016, the FASB issued additional guidance regarding both operating and financing leases, requiring lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.” For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. Extensive additional quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of expense recognized and expected to be recognized. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for the Company's fiscal year ending March 31, 2020. The new standard must be adopted using a modified retrospective transition that provides for certain practical expedients and requires the new guidance to be applied at the beginning of the earliest comparative period presented. The Company is currently evaluating the effect this new accounting guidance may have on its consolidated results of operations, cash flows, and financial position.

In January 2016, the FASB issued additional guidance regarding the recognition and measurement of financial assets and liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company is required to adopt the standard in the first quarter of its fiscal year ending March 31, 2019, but may elect to adopt earlier as permitted under the standard. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its consolidated results of operations, financial position, and cash flows.

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

In April 2015, the FASB issued additional guidance regarding cloud computing arrangements. The guidance requires registrants to account for a cloud computing arrangement that includes a software license element consistent with the acquisition of other software licenses. Cloud computing arrangement without software licenses are to be accounted for as a service contract. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. The Company has elected to adopt the new standard beginning in the first quarter of its fiscal year 2016. The adoption is not expected to have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue will be recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In March 2016, the FASB issued additional guidance concerning "Principal versus Agent" considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectibility, noncash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as the greater "contracts with customers" standard. The Company is required to adopt the standard, as amended, in the first quarter of its fiscal year ending March 31, 2018 although, under the standard, it may adopt as early as the first quarter of its fiscal year ending March 31, 2017.  Presently, the Company is not yet in a position to assess the application date. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its consolidated results of operations, financial position, and cash flows.

4.	CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents, and investments’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of March 31, 2016 and 2015 (in thousands):

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$232,600	$—	$—	$232,600	$232,600	$—	$—
Level 1:
Mutual Funds	10,025	32	(548)	9,509	—	9,509	—
US Treasury Notes	25,051	21	(9)	25,063	—	12,993	12,070
Subtotal	35,076	53	(557)	34,572	—	22,502	12,070
Level 2:
Government Agency Securities	72,698	24	(20)	72,702	—	10,521	62,181
Commercial Paper	37,628	—	—	37,628	650	36,978	—
Corporate Bonds	147,662	234	(97)	147,799	2,016	77,115	68,668
Certificates of Deposits ("CDs")	15,639	—	—	15,639	—	12,935	2,704
Subtotal	273,627	258	(117)	273,768	2,666	137,549	133,553

Total cash, cash equivalents and investments measured at fair value	$541,303	$311	$(674)	$540,940	$235,266	$160,051	$145,623

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$273,350	$—	$—	$273,350	$273,350	$—	$—
Level 1:
Mutual Funds	5,398	147	(25)	5,520	—	5,520	—
Level 2:
Government Agency Securities	89,875	37	(22)	89,890	—	43,024	46,866
Commercial Paper	17,574	10	—	17,584	3,500	14,084	—
Corporate Bonds	95,759	199	(3)	95,955	—	35,231	60,724
Subtotal	203,208	246	(25)	203,429	3,500	92,339	107,590

Total cash, cash equivalents and investments measured at fair value	$481,956	$393	$(50)	$482,299	$276,850	$97,859	$107,590

As of March 31, 2016 and 2015, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments.

The Company did not incur any material realized or unrealized net gains or losses for the fiscal years ended March 31, 2016 and 2015.

There were no transfers between fair value measurement levels during the years ended March 31, 2016 and 2015.

5.     DEFERRED COMPENSATION

As of March 31, 2016, the Company held investments in mutual funds totaling $9.5 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $9.5 million at March 31, 2016. The fair value of debt and equity securities held in the rabbi trust at March 31, 2015 was $5.5 million. The total related deferred compensation liability at March 31, 2015 was $5.5 million.

The securities are classified as trading securities and are recorded on the Consolidated Balance Sheets under "Short-term investments". The liability is recorded on the Consolidated Balance Sheets under “Other long-term liabilities”.

6.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,
(in thousands)	2015	2016
Accounts receivable	$159,397	$163,834
Provisions for returns	(6,194)	(7,314)
Provisions for promotions and rebates	(15,401)	(27,737)
Provisions for doubtful accounts and sales allowances	(1,221)	(564)
Accounts receivable, net	$136,581	$128,219

Inventory, net:

	March 31,
(in thousands)	2015	2016
Raw materials	$24,263	$21,612
Work in process	1,653	1,642
Finished goods	30,760	29,908
Inventory, net	$56,676	$53,162

Property, plant, and equipment, net:

	March 31,
(in thousands)	2015	2016
Land	$16,666	$16,666
Buildings and improvements (useful life: 7-30 years)	99,914	101,265
Machinery and equipment (useful life: 2-10 years)	103,344	105,532
Software (useful life: 5-10 years)	43,387	49,603
Construction in progress	8,679	20,119
	271,990	293,185
Accumulated depreciation and amortization	(132,577)	(143,450)
Property, plant, and equipment, net	$139,413	$149,735

Depreciation and amortization expense for fiscal years 2016, 2015, and 2014 was $19.9 million, $18.5 million, and $15.5 million, respectively.

Included in Software are unamortized capitalized software costs relating to both purchased and internally developed software of $21.8 million and $19.2 million at March 31, 2016 and 2015, respectively.  Amortization expense related to capitalized software costs in fiscal years 2016, 2015, and 2014 was $4.1 million, $3.8 million, and $2.3 million, respectively.

Included in Construction in progress at March 31, 2016 was $9.2 million in costs related to the construction of a new smarter working office for our European headquarters in the Netherlands, $3.0 million in costs related to the implementation of a manufacturing execution system at our facility in Mexico, as well as costs associated with building and leasehold improvements at our U.S. headquarters, tooling for new products, and other IT-related expenditures.

Accrued liabilities:

	March 31,
(in thousands)	2015	2016
Employee compensation and benefits	$31,888	$22,955
Accrued interest on 5.50% Senior Notes	—	10,501
Warranty obligation	7,717	8,537
VAT/Sales Tax Payable	4,749	4,894
Restructuring and other related charges(1)	—	5,783
Accrued other	17,687	17,364
Accrued liabilities	$62,041	$70,034
(1) Refer to Note 11, Restructuring and Other Related Charges, for more information on the Company's restructuring activity.

Changes in the warranty obligation, which are included as a component of accrued liabilities in the consolidated balance sheets, are as follows:

	Year ended March 31,
(in thousands)	2015	2016
Warranty obligation at beginning of year	$7,965	$7,717
Warranty provision related to products shipped	9,955	9,125
Deductions for warranty claims processed	(8,856)	(9,075)
Adjustments related to preexisting warranties	(1,347)	770
Warranty obligation at end of year	$7,717	$8,537

7.	GOODWILL

Goodwill as of March 31, 2016 and 2015 was $15.5 million, net of accumulated impairment of $54.6 million. In fiscal years 2016 and 2015, for purposes of the annual goodwill impairment test, the Company determined there to be no reporting units below its operating segment; therefore, the annual goodwill impairment analysis was performed at the segment level in both of these years. In the fourth quarter of fiscal years 2016 and 2015, the Company evaluated qualitative factors that may affect the fair value of the reporting unit and concluded there to be no indication of goodwill impairment.

8.	COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2016 are as follows:

Fiscal Year Ending March 31,	(in thousands)
2017	$2,416
2018	1,522
2019	1,279
2020	1,203
2021	952
Thereafter	1,855
Total minimum future rental payments	$9,227

Total rent expense for operating leases was approximately $2.9 million, $3.4 million, and $4.3 million in fiscal years 2016, 2015, and 2014, respectively.

Unconditional Purchase Obligations

The Company purchases services and components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets. Such obligations totaled $150.9 million as of March 31, 2016.

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

During the quarter ended December 26, 2015, GN Netcom (“GN”) and the Company commenced the briefing on a motion for sanctions against Plantronics for spoliation of evidence. The briefing was concluded in early January. A court date for a hearing on the motion for sanctions is scheduled for May 18, 2016. There exists a reasonable possibility of the court issuing a sanction; however, the Company believes the low end of the possible range of losses is zero and the upper end of the range is immaterial. In the event the Company were to incur other, non-monetary sanctions for spoliation of evidence, it may have an adverse impact on the substantive case brought against the Company on October 12, 2012. However, the Company is unable to estimate a loss or range of losses that could possibly result from the substantive case should non-monetary sanctions be brought against the Company.

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

Effective for the first quarter of fiscal year 2016, the Company early adopted the update to balance sheet classification of debt issuance costs (Accounting Standards Update 2015-03), which simplifies the presentation of debt issuance costs by requiring them to be classified as reduction of the carrying value of the debt on the balance sheets. As such, the Company has presented the carrying value of the 5.50% Senior Notes net of such costs within the long-term liability section within the consolidated balance sheets as of March 31, 2016. There was no impact on the Company's results of operations as a result of the adoption of this standard.

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2). The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	March 31, 2015		March 31, 2016
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$—	$—	$493,440	$489,609

The Company may redeem all or a part of the 5.50% Senior Notes, upon not less than 30 or more than a 60 day notice; however, the applicable redemption price will be determined as follows:

	Redemption Period Requiring Payment of:		Redemption Up To 35% Using Cash Proceeds From An Equity Offering(3):
	Make-Whole(1)	Premium(2)	Date	Specified Price
5.50% Senior Notes	Prior to May 15, 2018	On or after May 15, 2018	Prior to May 15, 2018	105.50%
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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit Plantronics' ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of Plantronics’ subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of Plantronics and its subsidiaries to another person. As of March 31, 2016, the Company was in compliance with all covenants.

Revolving Credit Agreement

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on May 2, 2016 (as amended, the "Amended Credit Agreement") to extend the term of the Credit Agreement by one year to May 9, 2019, and to waive a default under the Credit Agreement in effect as of March 31, 2016 in which the Company's debt to EBITDA ratio minimally exceeded the previously agreed upon ratio of 3:1. The breach of the covenant was primarily a result of the restructuring expenses recorded in the third and fourth quarters of fiscal year 2016.

Revolving loans under the Amended Credit Agreement will bear interest, at the Company’s election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Interest is payable quarterly in arrears on the first day of each April, July, October, and January, commencing July 1, 2015. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2019. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears on the first day of each April, July, October, and January, commencing July 1, 2015.

The Company may prepay the loans and terminate the commitments under the Amended Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of March 31, 2016 the Company had no outstanding borrowings under the line of credit.

The Amended Credit Agreement contains customary affirmative and negative covenants, including, among other things, covenants limiting the ability of the Company to incur debt, make capital expenditures, grant liens, merge or consolidate, and make investments. The Amended Credit Agreement also requires the Company to comply with certain financial covenants, including (i) a maximum ratio of funded debt to EBITDA and (ii) a minimum EBITDA coverage ratio, in each case, tested as of each fiscal quarter and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Amended Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Amended Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. As of March 31, 2016, the Company was in breach of the debt to EBITDA ratio covenant but in compliance with all other ratios and covenants by a substantial margin.

On May 2, 2016, the Company received a waiver from the lender for noncompliance with the minimum EBITDA covenant at March 31, 2016. Pursuant to the terms of the waiver and amendment to the Credit Agreement, the $16.2 million of restructuring charges recorded in the Company's fiscal year 2016 will be excluded from the lender’s rolling four-quarter EBITDA calculation.  This exclusion of restructuring charges does not automatically extend to any such future charges, should they be incurred.

This breach is not considered to be a cross-default on the Company's 5.50% Senior Notes and as such has no impact on the amount or timing of amounts payable related to these debt instruments.

10.	STOCK PLANS AND STOCK-BASED COMPENSATION

2003 Stock Plan

On May 5, 2003, the Board of Directors ("Board") adopted the Plantronics, Inc. 2003 Stock Plan ("2003 Stock Plan") which was approved by the stockholders in June 27, 2003. The 2003 Stock Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-qualified stock options, restricted stock, and restricted stock units.  As of March 31, 2016, there have been 1,490,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) cumulatively reserved since inception of the 2003 Stock Plan for issuance to employees, non-employee directors, and consultants of Plantronics. The Company settles stock option exercises, grants of restricted stock, and releases of vested restricted stock units with newly issued common shares.

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

At March 31, 2016, options to purchase 1,461,153 shares of common stock and 1,153,788 shares of unvested restricted stock and restricted stock units were outstanding. There were 2,823,478 shares available for future grant under the 2003 Stock Plan.

2002 ESPP

On June 10, 2002, the Board adopted the 2002 Employee Stock Purchase Plan ("ESPP"), which was approved by the stockholders on July 17, 2002, to provide eligible employees with an opportunity to purchase the Company's common stock through payroll deductions. The ESPP qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, which is effective until terminated by the Board, the purchase price of the Company's common stock is equal to 85% of the lesser of the closing price of the common stock on (i) the first day of the offering period or (ii) the last day of the offering period. Each offering period is six months long.  There were 168,948, 156,333, and 151,607 shares issued under the ESPP in fiscal years 2016, 2015, and 2014, respectively.  At March 31, 2016, there were 282,326 shares reserved for future issuance under the ESPP. The total cash received from employees as a result of stock issuances under the ESPP during fiscal year 2016 was $5.9 million, net of taxes.

Stock-based Compensation

The following table summarizes the amount of stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Fiscal Year Ended March 31,
(in thousands)	2014	2015	2016
Cost of revenues	$2,554	$2,583	$3,306

Research, development and engineering	6,404	8,053	9,908
Selling, general and administrative	14,222	17,958	20,051
Stock-based compensation expense included in operating expenses	20,626	26,011	29,959
Total stock-based compensation	23,180	28,594	33,265
Income tax benefit	(6,790)	(8,451)	(10,950)
Total stock-based compensation expense, net of tax	$16,390	$20,143	$22,315

Stock Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during fiscal year 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2015	1,558	$36.59
Options granted	287	$53.55
Options exercised	(329)	$28.80
Options forfeited or expired	(55)	$48.00
Outstanding at March 31, 2016	1,461	$41.24	3.8	$4,342
Vested or expected to vest at March 31, 2016	1,431	$41.02	3.8	$4,342
Exercisable at March 31, 2016	1,038	$37.15	3.0	$4,334

The total intrinsic values of options exercised during fiscal years 2016, 2015, and 2014 were $6.9 million, $14.0 million, and $16.3 million, respectively. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received from employees as a result of employee stock option exercises during fiscal year 2016 was $9.5 million, net of taxes. The total net tax benefit attributable to stock options exercised during the year ended March 31, 2016 was $2.1 million.

As of March 31, 2016, the total unrecognized compensation cost related to unvested stock options was $3.6 million and is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during fiscal year 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2015	1,290	$42.67
Restricted stock granted	668	$54.66
Restricted stock vested	(579)	$41.86
Restricted stock forfeited	(192)	$48.05
Non-vested at March 31, 2016	1,187	$48.95

The weighted average grant-date fair value of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock granted during fiscal years 2016, 2015 and 2014 were $54.66, $45.26, and $46.02, respectively. The total grant-date fair values of restricted stock that vested during fiscal years 2016, 2015, and 2014 were $24.2 million, $17.6 million, and $12.8 million, respectively.

As of March 31, 2016, the total unrecognized compensation cost related to non-vested restricted stock awards was $31.4 million and is expected to be recognized over a weighted average period of 1.5 years.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Employee Stock Options			ESPP
Fiscal Year Ended March 31,	2014	2015	2016	2014	2015	2016
Expected volatility	32.2%	28.4%	27.0%	26.5%	25.5%	33.5%
Risk-free interest rate	0.9%	1.4%	1.4%	0.1%	0.1%	0.3%
Expected dividends	0.9%	1.3%	1.1%	0.9%	1.2%	1.4%
Expected life (in years)	4.2	4.2	4.2	0.5	0.5	0.5
Weighted-average grant date fair value	$11.15	$10.33	$11.39	$9.62	$10.57	$10.33

The expected stock price volatility for the years ended March 31, 2016, 2015, and 2014 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with terms of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using exclusively historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

11. RESTRUCTURING AND OTHER RELATED CHARGES

The Company initiated a restructuring plan during the third quarter of fiscal year 2016. Under the plan, the Company reduced costs by eliminating approximately 125 positions in the U.S., Mexico, China, and Europe, substantially all of which took place in the fourth quarter of the Company's fiscal year 2016. These actions were designed to better align expenses to the Company’s revenue and gross margin profile and position the Company for improved operating performance.

The Company recorded pre-tax charges of approximately $16.2 million, consisting severance and related benefits. These charges were offset by a reduction in fiscal year 2016 stock-based compensation expense of $1.5 million attributable to stock award forfeitures resulting from the restructuring action. The restructuring plan was substantially complete by the end of the fourth quarter of fiscal year 2016.

The following table summarizes the Company's restructuring activities for the fiscal year 2016:

(in thousands)	Severance and related benefits
Balance at March 31, 2015	$—
Additions	14,275
Payments	(10,385)
Adjustments	1,893
Balance at March 31, 2016	$5,783

The activity in the table above excludes the impact of the stock award forfeitures which were recognized in the functional line items within the Company's condensed consolidated statement of operations in which they were originally recorded.

12. COMMON STOCK REPURCHASES

From time to time, the Board authorizes programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until such time they are retired or re-issued. During the years ended March 31, 2016, 2015, and 2014, the Company repurchased 9,077,223, 2,221,448, and 1,949,407 shares of its common stock, respectively, for a total cost of $497.4 million, $112.9 million, and $85.7 million, respectively, and at an average price per share of $54.80, $50.84, and $43.94, respectively.

The Company financed the repurchases using a combination of funds generated from operations and borrowings under its revolving line of credit. All repurchases in fiscal years 2016, 2015, and 2014 were made in the open market. As of March 31, 2016, there remained 634,011 shares authorized for repurchase under the program approved by the Board on January 29, 2016.

The Company withheld shares valued at $11.1 million during the year ended March 31, 2016, compared to $7.6 million in fiscal year 2015, and $6.2 million in fiscal year 2014, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company because they reduce the number of shares outstanding as a result of the vesting.

There were no retirements of treasury stock during fiscal years 2016, 2015, and 2014.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of associated tax impacts, were as follows:

	March 31,
(in thousands)	2015	2016
Accumulated unrealized gain (loss) on cash flow hedges (1)	$5,593	$(1,087)
Accumulated foreign currency translation adjustments	4,363	4,739
Accumulated unrealized gain on investments	164	107
Accumulated other comprehensive income	$10,120	$3,759
(1) Refer to Note 15, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2016 and March 31, 2015.

14.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute pre-tax amounts to the plan through payroll withholdings, subject to certain limitations. Under the plan, the Company currently matches 50% of the first 6% of employees' compensation and provides a non-elective Company contribution equal to 3% of base salary. All matching contributions are currently 100% vested immediately. The Company reserves the right to modify its policies at any time, including increasing, decreasing, or eliminating contribution matching and vesting requirements. Total Company contributions in fiscal years 2016, 2015, and 2014 were $4.7 million, $4.5 million, and $4.2 million, respectively.

15.	FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss due to credit risk that it would incur if parties to derivative contracts failed completely to perform according to the terms of the Company's agreements was equal to the net asset value of the Company's derivatives as of March 31, 2016.  The Company seeks to mitigate such risk by limiting its counterparties to several large financial institutions.  In addition, the Company monitors the potential risk of loss with any single counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between Plantronics and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2016, the Company has International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities within the Company's consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following tables provide information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties.

For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2016 and March 31, 2015, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of March 31, 2016:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$1,986	$(1,986)	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$1,986			$—

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(4,419)	$1,986	$—	$(2,433)
Derivatives not subject to master netting agreements	—			—
Total	$(4,419)			$(2,433)

As of March 31, 2015:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$13,263	$(637)	$—	$12,626
Derivatives not subject to master netting agreements	—			—
Total	$13,263			$12,626

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(3,914)	$637	$—	$(3,277)
Derivatives not subject to master netting agreements	—			—
Total	$(3,914)			$(3,277)

The Company's derivative instruments are measured using Level 2 fair value inputs.

Non-Designated Hedges

As of March 31, 2016,the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at March 31, 2016:

	Local Currency		USD Equivalent	Position	Maturity
	(in thousands)		(in thousands)
EUR		€29,000	$33,059	Sell EUR	1 month
GBP		£4,030	$5,730	Sell GBP	1 month
AUD	A$	12,400	$9,505	Sell AUD	1 month
CAD	C$	2,600	$1,996	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other non-operating income and (expense), net in the consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2014	2015	2016
Gain on foreign exchange contracts	$1,631	$9,649	$494

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

The Company does not purchase options for trading purposes.  As of March 31, 2016, the Company had foreign currency put and call option contracts of approximately €59.4 million and £18.4 million.  As of March 31, 2015, the Company had foreign currency put and call option contracts of approximately €67.9 million and £28.6 million. As of March 31, 2016  the Company had foreign currency forward contracts of approximately €23.9 million and £9.1 million. As of March 31, 2015, the company had no such instruments. The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. A loss of $1.1 million, net of tax, in AOCI as of March 31, 2016 is expected to be reclassified to net revenues during the next 12 months due to the recognition of the hedged forecasted expenditures. As of March 31, 2016 and 2015, the Company had foreign currency swap contracts of approximately MXN 481.0 million and MXN 431.9 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at March 31, 2016:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	480,960	$28,226	Buy MXN	Monthly over	20 months

Effect of Designated Derivative Contracts on AOCI and Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on AOCI and the consolidated statements of operations for fiscal years ended March 31, 2016, 2015, and 2014:

(in thousands)	2014	2015	2016
Gain (loss) included in AOCI as of beginning of period	$1,371	$(1,442)	$5,705

Amount of gain (loss) recognized in OCI (effective portion)	(3,750)	10,348	(3,786)

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	(965)	3,650	7,826
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	28	(449)	(4,801)
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	(937)	3,201	3,025

Gain (loss) included in AOCI as of end of period	$(1,442)	$5,705	$(1,106)

The Company recognized an immaterial gain in the consolidated statement of operations on the ineffective portion of the cash flow hedges reported in other non-operating income and (expense), net during the year ended March 31, 2016 compared to immaterial losses in fiscal years 2015 and 2014.

16.	INCOME TAXES

Income tax expense for fiscal years 2016, 2015, and 2014 consisted of the following:

	Fiscal Year Ended March 31,
(in thousands)	2014	2015	2016
Current:
Federal	$28,859	$26,938	$15,702
State	1,263	2,685	1,934
Foreign	4,384	4,253	4,644
Total current provision for income taxes	34,506	33,876	22,280
Deferred:
Federal	(4,675)	(1,148)	(7,767)
State	(629)	(1,353)	(1,103)
Foreign	(480)	1,575	374
Total deferred benefit for income taxes	(5,784)	(926)	(8,496)
Income tax expense	$28,722	$32,950	$13,784

The components of income before income taxes for fiscal years 2016, 2015, and 2014 are as follows:

	Fiscal Year Ended March 31,
(in thousands)	2014	2015	2016
United States	$85,231	$83,583	$42,184
Foreign	55,908	61,668	39,992
Income before income taxes	$141,139	$145,251	$82,176

The following is a reconciliation between statutory federal income taxes and the income tax expense for fiscal years 2016, 2015, and 2014:

	Fiscal Year Ended March 31,
(in thousands)	2014	2015	2016
Tax expense at statutory rate	$49,399	$50,838	$28,762
Foreign operations taxed at different rates	(16,175)	(15,839)	(9,478)
State taxes, net of federal benefit	634	1,331	831
Research and development credit	(1,805)	(2,460)	(3,133)
Unwind of stock based compensation cost sharing	—	—	(2,855)
Other, net	(3,331)	(920)	(343)
Income tax expense	$28,722	$32,950	$13,784

The effective tax rate for fiscal years 2016, 2015, and 2014 was 16.8%, 22.7%, and 20.4% respectively. The effective tax rate for fiscal year 2016 is lower than that in the previous year due primarily to domestic interest expense on new debt and tax benefits associated with the unwind of prior intercompany cost-sharing of stock based compensation. A retroactive and permanent reinstatement of the federal research credit was signed into law on December 18, 2015. As such, the Company's effective tax rate for fiscal year 2016 includes the benefit of one quarter of credits for fiscal year 2015 plus the tax benefit for the fiscal year 2016 tax credit.

In comparison to fiscal year 2014, the effective tax rate for fiscal year 2015 was higher than the previous year due primarily to the absence of several one-time, discrete items that benefited the tax rate in the previous year, such as the generation of a foreign tax credit carryover, changes in Mexican tax law that resulted in the reversal of a valuation allowance, and a deduction for qualifying domestic production activities. This factor was offset by a higher proportion of income earned in foreign jurisdictions that is taxed at lower rates and by an increase in the benefit from the U.S. federal research tax credit. The U.S. federal research tax credit expired December 31, 2014, and fiscal year 2015 included four quarters of benefit because of the impact of the credit earned in our fourth quarter of fiscal year 2014 due to the retroactive reinstatement of the credit in January 2015. However, in fiscal year 2014, this credit was only available for three quarters since the tax credit expired December 31, 2013 prior to it being retroactively reinstated in January 2015.

The effective tax rate for fiscal years 2016, 2015, and 2014 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  The future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income which could result in a valuation allowance being required.

The Company's provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign operations that it intends to reinvest indefinitely in the foreign operations. Indefinitely reinvested foreign earnings were approximately $657.3 million at March 31, 2016. The determination of the tax liability that would be incurred if these amounts were remitted back to the U.S. is not practical but would likely be material. If these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits and foreign withholding taxes.

On July 27, 2015, the United States Tax Court, in an opinion in Altera Corp. v. Commissioner, invalidated the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. The U.S. Tax Court issued the final decision on December 28, 2015. The government filed a notice of appeal within the required 90 day period following the final decision. At this time, the U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. The Company has considered the issue and has recorded a tax benefit of $2.9 million resulting from the reimbursement of prior cost sharing of stock based compensation, offset by the U.S. tax cost of repatriation of the associated foreign earnings for which it has recorded a deferred tax liability in the current period. The Company will continue to monitor developments related to the case and the potential impact on its consolidated financial statements.

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Effective for the fourth quarter of fiscal year 2016, the Company early adopted the update to balance sheet classification of deferred taxes (Accounting Standards Update 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheets. The Company early adopted this standard on a prospective basis and included the current portion of deferred tax assets within the non-current portion of deferred tax assets within the consolidated balance sheet as of March 31, 2016. There was no impact on the Company's results of operations as a result of the adoption of this standard.

Significant components of the Company's deferred tax assets and liabilities as of March 31, 2016 and 2015 are as follows:

	March 31,
(in thousands)	2015	2016
Accruals and other reserves	$5,100	$5,896
Deferred Compensation	2,066	3,750
Net operating loss carry forward	3,043	2,955
Stock compensation	9,865	12,561
Prepaid cost sharing	—	6,199
Tax credits	3,406	3,642
Other deferred tax assets	2,903	1,684
Valuation allowance	(1,940)	(1,962)
Total deferred tax assets	24,443	34,725
Deferred gains on sales of properties	(1,756)	(1,761)
Unremitted earnings of certain subsidiaries	(3,064)	(4,481)
Fixed asset depreciation	(4,650)	(4,846)
Total deferred tax liabilities	(9,470)	(11,088)
Net deferred tax assets(1)	$14,973	$23,637
(1) The Company's deferred tax assets for the fiscal year ending March 31, 2016 and the long-term portion of the Company's deferred tax assets for the fiscal year ending March 31, 2015, are included as a component of other assets on the consolidated balance sheets.

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

The valuation allowance of $2.0 million as of March 31, 2016 was related to the net operating losses of a foreign subsidiary with an insufficient history of earnings to support the realization of the deferred tax asset.
The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 31, 2016, 2015, and 2014, the Company had $12.7 million, $12.8 million, and $12.6 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits as of March 31, 2016 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	March 31,
(in thousands)	2014	2015	2016
Balance at beginning of period	$11,072	$12,571	$12,821
Increase (decrease) of unrecognized tax benefits related to prior years	641	(244)	(598)
Increase of unrecognized tax benefits related to the current year	2,427	1,908	2,252
Reductions to unrecognized tax benefits related to settlements with taxing authorities	—	—	(149)
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(1,569)	(1,414)	(1,634)
Balance at end of period	$12,571	$12,821	$12,692

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits was $1.6 million and $1.8 million as of March 31, 2016 and 2015, respectively. No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S. All federal tax matters have been concluded for tax years prior to fiscal year 2013. The California Franchise Tax Board completed its examination of our 2007 and 2008 tax years. The Company received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2011, except for the United Kingdom, which has been concluded for tax years prior to fiscal year 2015.

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

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation as of March 31, 2016, 2015, and 2014.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except earnings per share data)	Fiscal Year Ended March 31,
	2014	2015	2016
Numerator:
Net income	$112,417	$112,301	$68,392

Denominator:
Weighted average common shares-basic	42,452	41,723	34,127
Dilutive effect of employee equity incentive plans	912	920	811
Weighted average shares-diluted	43,364	42,643	34,938

Basic earnings per common share	$2.65	$2.69	$2.00
Diluted earnings per common share	$2.59	$2.63	$1.96

Potentially dilutive securities excluded from diluted earnings per share because their effect is anti-dilutive	202	442	326

18.	GEOGRAPHIC INFORMATION

The Company designs, manufactures, markets, and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers, with mobile devices, cordless phones, and with computers and gaming consoles.  Major product categories include Enterprise, which includes corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC") and gaming headsets, and specialty products marketed for hearing impaired individuals.

The following table presents net revenues by product group:

	Fiscal Year Ended March 31,
(in thousands)	2014	2015	2016
Net revenues from unaffiliated customers:
Enterprise	$588,265	$619,284	$626,666
Consumer	230,342	245,726	230,241
Total net revenues	$818,607	$865,010	$856,907

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the years ended March 31, 2016, 2015, and 2014.

The following table presents net revenues by geography:

	Fiscal Year Ended March 31,
(in thousands)	2014	2015	2016
Net revenues from unaffiliated customers:
U.S.	$475,278	$487,607	$482,622

Europe and Africa	195,385	213,702	217,633
Asia Pacific	94,455	104,829	105,687
Americas, excluding U.S.	53,489	58,872	50,965
Total International net revenues	343,329	377,403	374,285
Total net revenues	$818,607	$865,010	$856,907

No customer accounted for 10% or more of total net revenues for fiscal years 2016, 2015, or 2014.

The following table presents long-lived assets by geographic area on a consolidated basis:

	Fiscal Year Ended March 31,
(in thousands)	2015	2016
U.S.	$72,792	$76,131
Mexico	40,875	41,258
The Netherlands	11,007	18,186
Other countries	14,739	14,160
Total long-lived assets	$139,413	$149,735

19.	SUBSEQUENT EVENTS

On May 3, 2016, the Audit Committee approved the payment of a dividend of $0.15 per share on June 10, 2016 to holders of record on May 20, 2016.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

Each of the Company's fiscal years ends on the Saturday closest to the last day of March.  The Company's fiscal year 2016 consisted of 53 weeks and fiscal year 2015 consisted of 52 weeks. Our interim fiscal quarters for the first, second, third, and fourth quarter of fiscal year 2016 ended on June 27, 2015, September 26, 2015, December 26, 2015, and April 2, 2016, respectively, and our interim fiscal quarters for the first, second, third, and fourth quarter of fiscal year 2015 ended on June 28, 2014, September 27, 2014, December 27, 2014, and March 28, 2015, respectively. All interim fiscal quarters presented below consisted of 13 weeks, with the exception of the fourth quarter of fiscal year 2016 which consisted of 14 weeks. For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31 and our interim quarterly periods as ending on the last calendar day of the applicable month end.

(in thousands, except per share data)	Quarter Ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Net revenues	$206,358	$215,017	$225,735	$209,797
Gross profit	$107,358	$110,970	$109,516	$106,830
Net income	$21,228	$17,896	$16,288	$12,980
Basic net income per common share	$0.56	$0.53	$0.50	$0.40
Diluted net income per common share	$0.55	$0.52	$0.49	$0.39
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

(in thousands, except per share data)	Quarter Ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Net revenues	$216,662	$215,805	$231,781	$200,762
Gross profit	$114,710	$117,827	$119,916	$109,166
Net income	$28,672	$27,421	$30,384	$25,824
Basic net income per common share	$0.69	$0.66	$0.73	$0.62
Diluted net income per common share	$0.68	$0.65	$0.71	$0.61
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2016.  The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting, which appears on page 42 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One – Election of Directors" in our definitive 2016 Proxy Statement for the annual meeting of stockholders to be held on or about August 4, 2016 (“2016 Proxy Statement”), expected to be filed with the Securities and Exchange Commission on or about June 16, 2016, is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Form 10-K. Information regarding the audit committee and names of the financial expert(s) serving on the audit committee, under the caption "Corporate Governance” subhead “Audit Committee" in our 2016 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement is incorporated into this Item 10 by reference.

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

There have been no materials changes to the procedures by which stockholders can recommend nominees to the Company's board of directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2016 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Corporate Governance” subheading “Director Independence and Certain Relationships and Related Transactions" in the 2016 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Three - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2016 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)	Financial Statement Schedules.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Provision for doubtful accounts and sales allowances:
Year ended March 31, 2016	$1,221	$719	$(1,376)	$564
Year ended March 31, 2015	287	1,351	(417)	1,221
Year ended March 31, 2014	409	179	(301)	287

Provision for returns:
Year ended March 31, 2016	$6,194	$27,635	$(26,515)	$7,314
Year ended March 31, 2015	6,201	25,174	(25,181)	6,194
Year ended March 31, 2014	8,957	18,469	(21,225)	6,201

Provision for promotions and rebates:
Year ended March 31, 2016	$15,401	$95,933	$(83,597)	$27,737
Year ended March 31, 2015	14,803	53,353	(52,755)	15,401
Year ended March 31, 2014	13,675	35,207	(34,079)	14,803

Inventory reserves:
Year ended March 31, 2016	$5,038	$1,918	$(3,136)	$3,820
Year ended March 31, 2015	7,216	329	(2,507)	5,038
Year ended March 31, 2014	4,775	4,263	(1,822)	7,216

Valuation allowance for deferred tax assets:
Year ended March 31, 2016	$1,940	$1,962	$(1,940)	$1,962
Year ended March 31, 2015	3,351	—	(1,411)	1,940
Year ended March 31, 2014	5,984	—	(2,633)	3,351

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

May 13, 2016	PLANTRONICS, INC.

	By:	/s/ Ken Kannappan
	Name:	Ken Kannappan
	Title:	Chief Executive Officer

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

Signature	Title	Date
/s/ Ken Kannappan
(Ken Kannappan)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 13, 2016
/s/ Pam Strayer
(Pam Strayer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 13, 2016
/s/ Marv Tseu
(Marv Tseu)	Chairman of the Board and Director	May 13, 2016
/s/ Brian Dexheimer
(Brian Dexheimer)	Director	May 13, 2016
/s/ Robert Hagerty
(Robert Hagerty)	Director	May 13, 2016
/s/ Gregg Hammann
(Gregg Hammann)	Director	May 13, 2016
/s/ John Hart
(John Hart)	Director	May 13, 2016
/s/ Marshall Mohr
(Marshall Mohr)	Director	May 13, 2016
/s/ Maria Martinez
(Maria Martinez)	Director	May 13, 2016

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3(i)	1/20/2009

3.2.1	Amended and Restated By-Laws of the Registrant	8-K	001-12696	3.1	6/20/2011

4.1	Indenture, dated as of May 27, 2015, by and between Plantronics, Inc., Frederick Electronics Corporation and U.S. Bank National Association, as trustee	8-K	001-12696	4.1	6/3/2015

4.2	Form of Note for Plantronics, Inc.'s 5.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 hereto)	8-K	001-12696	4.2	6/3/2015

10.1*	Form of Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.2.1*	Executive Incentive Plan, dated May 8, 2009, as Amended September 10, 2010	8-K	001-12696	10.1	9/16/2010

10.2.2*	Plantronics, Inc. Executive Incentive Plan	10-K	001-12696	10.2.2	5/25/2012

10.3*	Amended and Restated Plantronics, Inc. 2003 Stock Plan	8-K	001-12696	10.1	8/3/2015

10.4*	Plantronics, Inc. 2002 Amended and Restated Employee Stock Purchase Plan	8-K	001-12696	10.1	8/4/2014

10.5.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996	S-8	333-19351	4.5	3/25/1997

10.5.2*	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.5.3*	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.6*	Plantronics, Inc. Deferred Compensation Plan, effective May 24, 2013	S-8	333-188868	4.1	5/24/2013

10.7*	Second Amended and Restated Employment Agreement dated on November 17, 2009 between Registrant and Ken Kannappan	10-K	001-12696	10.11.1	6/1/2010

10.8*	Employment Agreement dated as of November 1996 between Registrant and Don Houston	10-K	001-12696	10.14.2	6/2/2003

10.9*	Employment Agreement dated as of April 1, 2011 between Registrant and Joe Burton	10-K	001-12696	10.15	5/25/2012

10.10*	Employment Agreement dated as of June 1, 2012 between Registrant and Pamela Strayer	8-K/A	001-12696	10.1	8/8/2012

10.11*	Form of Change of Control Severance Agreement	10-Q	001-12696	10.1	7/29/2014

10.12	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.13*	Settlement Agreement between Plantronics BV and Philip Vanhoutte dated February 23, 2016	8-K/A	001-12696	10.1	3/1/2016

10.14	Amended and Restated Credit Agreement, dated as of May 15, 2015, by and between Plantronics, Inc. and Wells Fargo Bank, National Association	8-K	001-12696	10.1	5/18/2015

10.14.1	Amended and Restated Revolving Line of Credit Note between Registrant and Wells Fargo Bank, National Association, dated March 9, 2015	8-K	001-12696	10.1	3/13/2015

10.15**	Third Amended and Restated Development and Manufacturing Agreement, dated October 15, 2011, between Registrant, and GoerTek, Inc.	10-Q	001-12696	10.1	2/2/2012

10.16	Turnkey Purchase Agreement dated December 12, 2014, between Plantronics BV, Park 20/20 C.V. and Park 20/20 Plantronics C.V.	10-Q	001-12696	10.1	2/4/2015

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17	Purchase Agreement, dated as of May 21, 2015, by and among Plantronics, Inc., Frederick Electronics Corp., and Morgan Stanley& Co. LLC, as representative of the several Initial Purchasers listed in Schedule I thereto	8-K	001-12696	10.2	5/26/2015

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Senior VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 INS	XBRL Instance Document					X

101 SCH	XBRL Taxonomy Extension Schema Document					X

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101 DEF	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

**	Confidential treatment has been granted with respect to certain portions of this Exhibit.